Form 10-Q
period 1994-06-30
NATIONAL HEALTH LABORATORIES HOLDINGS INC
filed 1994-08-15
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q


          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           JUNE 30, 1994
                                        -------------------------------------
                                          OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                        ---------------     ----------------

          Commission file number                  1-11353
                                 --------------------------------------------

                      NATIONAL HEALTH LABORATORIES HOLDINGS INC.
          -------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                          DELAWARE                          13-3757370
          -------------------------------------------------------------------
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)          Identification No.)


          4225 EXECUTIVE SQUARE, SUITE 805    LA JOLLA, CALIFORNIA   92037
          -------------------------------------------------------------------
               (Address of principal executive offices)           (Zip code)

                                     619-550-0600
          -------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No

          The number of shares outstanding of the issuer's common stock is 84,753,192 shares as of July 31, 1994, of which 20,176,729 shares are held by an indirect wholly owned subsidiary of Mafco Holdings Inc.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Dollars in Millions, except per share data)
                                                    June 30,     December 31,
                                                      1994           1993
                                                  -----------    ------------
                                                  (Unaudited)
                          ASSETS
          Current assets:
            Cash and cash equivalents             $   27.1        $   12.3
            Accounts receivable, net                 198.2           119.0
            Prepaid expenses and other                56.9            21.7
            Deferred income taxes                     22.1            21.6
            Income taxes receivable                    1.0             8.7
                                                  --------        --------
                Total current assets                 305.3           183.3

          Property, plant and equipment, net         133.6           100.1
          Intangible assets, net                     552.3           281.5
          Other assets, net                           25.5            20.6
                                                  --------        --------
                                                  $1,016.7        $  585.5
                                                  ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                      $   45.9        $   36.9
            Dividend payable                            --             6.8
            Accrued expenses and other               104.3            55.6
            Current portion of long-term debt         30.0              --
            Current portion of accrued
              settlement expenses                     16.3            21.6
                                                  --------        --------
              Total current liabilities              196.5           120.9

          Revolving credit facility                  183.0           278.0
          Long-term debt, less current portion       370.0              --
          Capital lease obligation                     9.8             9.7
          Accrued settlement expenses, less
            current portion                            3.4            11.5
          Deferred income taxes                       15.5             3.1
          Other liabilities                           82.7            21.5
          Stockholders' equity:
            Preferred stock, $0.10 par value;
              10,000,000 shares authorized;
              none issued                               --             --
            Common stock, $0.01 par value;
              220,000,000 shares authorized;
              84,753,192 and 99,354,492 shares
              issued at June 30, 1994 and
              December 31, 1993, respectively          0.8             1.0
          Additional paid-in capital                 153.6           226.3
          Retained earnings                            3.8           202.0
          Minimum pension liability adjustment        (2.4)           (2.4)
          Treasury stock, at cost; 14,603,800
            shares of common stock at
            December 31, 1993                           --          (286.1)
                                                  --------        --------
            Total stockholders' equity               155.8           140.8
                                                  --------        --------
                                                  $1,016.7        $  585.5
                                                  ========        ========

            See notes to unaudited consolidated condensed financial statements. /TABLE

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (Dollars in Millions, except per share data)
                                     (Unaudited)
                                  Six Months Ended      Three Months Ended
                                      June 30,               June 30,
                                 ------------------     -------------------
                                  1994        1993        1994        1993
                                 ------     -------      -------    -------
          Net sales              $388.9     $ 396.8      $ 203.9    $ 197.0

          Cost of sales           268.8       216.9        136.5      107.8
                                 ------     -------      -------    -------
          Gross profit            120.1       179.9         67.4       89.2

          Selling, general and
            administrative
            expenses               64.5        61.1         33.5       29.8

          Amortization of
            intangibles and
            other assets            6.5         4.2          3.4        2.1
                                 ------     -------      -------    -------
          Operating income         49.1       114.6         30.5       57.3
                                 ------     -------      -------    -------
          Other income
            (expenses):
            Investment income       0.5         0.7          0.3        0.3
            Interest expense      (10.5)       (4.0)        (6.0)      (2.4)
                                 ------     -------      -------    -------
                                  (10.0)       (3.3)        (5.7)      (2.1)
                                 ------     -------      -------    -------
          Earnings before
            income taxes           39.1       111.3         24.8       55.2

          Provision for
            income taxes           16.9        44.5         10.7       22.0
                                 ------     -------      -------    -------
          Net earnings           $ 22.2     $  66.8      $  14.1    $  33.2
                                 ======     =======      =======    =======
          Earnings per common
            share                $ 0.26     $  0.73      $ 0.16     $  0.37

          Dividends per common
            share                $ 0.08     $  0.16      $   --     $  0.08






            See notes to unaudited consolidated condensed financial statements.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Dollars in Millions)
                                     (Unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                       --------------------
                                                         1994         1993
                                                       --------    --------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings                               $   22.2    $   66.8
            Adjustments to reconcile net earnings to
              net cash flows provided by (used for)
              operating activities:
                Depreciation and amortization             19.4         17.7
                Provision for doubtful accounts, net       0.2          0.9
                Change in assets and liabilities,
                  net of effects of acquisitions:
                    Increase in accounts receivable      (42.5)       (20.3)
                    Increase in prepaid expenses
                      and other                           (1.0)        (0.8)
                    Decrease in deferred income
                      taxes, net                           6.3         12.7
                    Decrease in income taxes
                      receivable                           7.5          6.7
                    (Decrease) increase in accounts
                      payable, accrued expenses
                      and other                           (1.1)         7.3
                    Payments for settlement
                      and related expenses               (13.4)       (36.7)
                    Other, net                            (2.5)        (4.7)
                                                      --------     --------
                                                         (27.1)       (17.2)
                                                      --------     --------
            Net cash (used for) provided by
              operating activities                        (4.9)        49.6
                                                      --------     --------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                         (24.7)       (10.8)
            Acquisitions of businesses                  (244.9)       (13.3)
                                                      --------     --------
            Net cash used for investing activities      (269.6)       (24.1)
                                                      --------     --------
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from revolving credit facilities    273.0         90.0
            Payments on revolving credit facilities     (368.0)          --
            Proceeds from long-term debt                 400.0           --
            Deferred payments on acquisitions             (1.7)        (0.7)
            Purchase of treasury stock                       --       (94.7)
            Dividends paid on common stock               (13.6)       (15.0)
            Other                                         (0.4)        (0.9)
                                                      --------     --------
            Net cash provided by (used for)
              financing activities                       289.3        (21.3)
                                                      --------     --------
            Net increase in cash and cash
              equivalents                                 14.8          4.2
            Cash and cash equivalents at
              beginning of period                         12.3         33.4
                                                      --------     --------
            Cash and cash equivalents at
              end of period                           $   27.1     $   37.6
                                                      ========     ========

            See notes to unaudited consolidated condensed financial statements.

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (Dollars in Millions)
                                      (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       --------------------
                                                        1994         1993
                                                       --------    --------
            Supplemental schedule of cash
              flow information:
                Cash paid during the period for:
                  Interest                             $   11.1    $    2.8
                  Income taxes                              7.8        33.1

            Disclosure of non-cash financing
              and investing activities:
                Dividends declared and unpaid on
                  common stock                         $     --    $    7.1

            In connection with business
              acquisitions, liabilities were
              assumed as follows:
                Fair value of assets acquired          $  366.9    $   16.0
                Cash paid, net of cash acquired          (244.9)      (13.3)
                                                       --------    --------
                Liabilities assumed                    $  122.0    $    2.7
                                                       ========    ========





















            See notes to unaudited consolidated condensed financial statements.

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Dollars in Millions, except per share data)


          1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

               The consolidated financial statements include the accounts of National Health Laboratories Holdings Inc. (the "Company") and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. Approximately 24% of the outstanding common stock of the Company is owned by National Health Care Group, Inc. ("NHCG") which is an indirect wholly owned subsidiary of Mafco Holdings Inc. ("Mafco").

               The accompanying consolidated condensed financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair statement of the results of operations have been made.

          2.   EARNINGS PER SHARE

               Earnings per share are based upon the weighted average number of shares outstanding during the three and six months ended June 30, 1994 of 84,751,763 shares and 84,751,231 shares, respectively, and the weighted average number of shares outstanding during the three and six months ended June 30, 1993 of 90,568,622 shares and 92,038,732 shares, respectively. The change in the total number of shares outstanding resulted from the purchase by the Company of its outstanding shares of common stock, net of additional shares issued upon the exercise of options pursuant to the Company's stock option plans.

          3.   ACQUISITION OF ALLIED CLINICAL LABORATORIES, INC.

               On May 3, 1994, the Company entered into a definitive agreement to acquire Allied Clinical Laboratories, Inc. ("Allied"). Pursuant to the agreement, on May 9, 1994, a subsidiary of the Company commenced a cash tender offer for all shares of Allied common stock for $23 per share. The agreement provided that any shares not tendered and purchased in the offer were to be exchanged for $23 per share in cash in a second-step merger. On June 7, 1994, the Company entered into an agreement whereby the price payable in such cash tender offer and such second-step merger was reduced to $21.50 per share. A subsidiary of the Company acquired Allied as a wholly owned subsidiary on June 23, 1994, for approximately $191.5 in cash plus the assumption of $24.0 of Allied indebtedness (the "Allied Acquisition"). The Allied Acquisition was accounted for using the purchase method of accounting; as such, Allied's assets and liabilities were recorded at their fair values on the date of acquisition. The purchase price exceeded the fair value of acquired net tangible assets by approximately $227.0, which amount is being amortized over 40 years on a straight-line basis. Allied's results of operations have been included in the Company's results of operations beginning June 23, 1994.

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Dollars in Millions, except per share data)


          3.   ACQUISITION OF ALLIED CLINICAL LABORATORIES, INC. - Continued

               The following table provides unaudited pro forma operating results as if the Allied Acquisition had been completed at the beginning of the periods presented. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of future operating results.

                                                         Six Months Ended
                                                             June 30,
                                                       -------------------
                                                        1994         1993
                                                       -------     -------
            Net sales                                   $479.2      $471.4
            Net earnings                                  20.3        62.8
            Earnings per common share                   $  0.24     $  0.68

          4.   CORPORATE REORGANIZATION

               On  June   7,  1994,  the   stockholders  of  National   Health
          Laboratories Incorporated ("NHLI") approved a proposed corporate reorganization of NHLI, as a result of which National Health
          Laboratories Holdings Inc., a Delaware corporation, now owns, through NHL Intermediate Holdings Corp. I, a Delaware corporation and a wholly owned subsidiary of the Company ("Intermediate Holdings I"), and NHL Intermediate Holdings Corp. II, a Delaware corporation and a wholly owned subsidiary of Intermediate Holdings I ("Intermediate Holdings II"), all the outstanding capital stock of NHLI.

               In connection with the corporate reorganization on June 7, 1994, all of the 14,603,800 treasury shares held by NHLI were cancelled. As a result, the $286.1 value assigned to such treasury shares was eliminated with corresponding decreases in the par value, additional paid-in capital and retained earnings accounts of $0.2, $72.3 and $213.6, respectively.

          5.   LONG-TERM DEBT

               On June 21, 1994, Intermediate Holdings II entered into a credit agreement dated as of such date (the "Credit Agreement"), with the banks named therein (the "Banks"), Citicorp USA, Inc., as administrative agent (the "Bank Agent"), and certain co-agents named therein, which made available to Intermediate Holdings II a term loan facility of $400.0 (the "Term Facility") and a revolving credit facility of $350.0 (the "Revolving Credit Facility" and, together with the Term Facility, the "Bank Facility"). The Bank
          Facility provided funds for the acquisition of Allied, for the refinancing of certain existing debt of Allied and NHLI, to pay related fees and expenses and for general corporate purposes of Intermediate Holdings II and its subsidiaries, in each case subject to the terms and conditions set forth therein.

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Dollars in Millions)

          5.   LONG-TERM DEBT - Continued

               The Credit Agreement provides that the Banks and the Bank Agent will receive from Intermediate Holdings II customary facility and administrative agent fees, respectively. Intermediate Holdings II will pay a commitment fee on the average daily unused portion of the Bank Facility of 0.5% per annum, subject to a reduction to 0.375% per annum if certain financial tests are met. Availability of funds under the Bank Facility is conditioned on certain customary conditions, and the Credit Agreement contains customary representations, warranties, covenants and events of default.

               The Revolving Credit Facility matures in June 1999, with semi-annual reductions of availability of $50.0, commencing in December 1997. The Term Facility matures in December 2000, with repayments in each quarter prior to maturity based on a specified amortization schedule. The Bank Facility bears interest, at the option of Intermediate Holdings II, at (i) Citibank, N.A.'s Base Rate (as defined in the Credit Agreement), plus a margin of up to 0.75% per annum, based upon the Company's financial performance or (ii) the Eurodollar rate for one, two, three or six month interest periods (as selected by Intermediate Holdings II), plus a margin varying between 1.25% and 2.00% per annum based upon the Company's financial performance.

               The Bank Facility is guaranteed by Intermediate Holdings I and certain subsidiaries of Intermediate Holdings II and is secured by pledges of stock and other assets of Intermediate Holdings II and its subsidiaries.

               On June 21, 1994, $400.0 available under the Term Facility was borrowed by Intermediate Holdings II and loaned to NHLI and was used by NHLI to repay in full its existing revolving credit facilities and for working capital and general corporate purposes. On June 23, 1994, Intermediate Holdings II borrowed $185.0 of the amount available under the Revolving Credit Facility to consummate the Allied Acquisition.

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Dollars in Millions)

          RESULTS OF OPERATIONS

          Six  Months Ended June 30, 1994 compared with  Six Months Ended June
          --------------------------------------------------------------------
          30, 1993.
          ---------

               Net sales for the six months ended June 30, 1994 were $388.9, a decrease of 2.0% from $396.8 reported in the comparable 1993 period. Net sales from the inclusion of Allied since June 23, 1994 increased net sales by approximately $4.4 or 1.1%. Growth in new accounts and numerous acquisitions of small clinical laboratory companies increased net sales by approximately 10.0% and 11.8%, respectively. A price increase, effective on April 1, 1994, increased net sales by approximately 1.2% for the six months ended June 30, 1994. A reduction in Medicare fee schedules from 88% to 84% of the national limitation amounts on January 1, 1994, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately 4.3%. The impact of severe weather during the first three months of 1994 further decreased net sales by approximately 2.0% to 2.5%. Other factors, including declines in the level of HDL and ferritin testing, price erosion in the industry as a whole and lower utilization of laboratory testing during the first part of 1994 comprised the remaining reduction in net sales.

               Cost of sales, which primarily includes laboratory and distribution costs, increased to $268.8 for the six months ended June 30, 1994 from $216.9 in the corresponding 1993 period. Of the $51.9 increase, approximately $32.9 was the result of higher testing volume, approximately $5.3 was due to an increase in phlebotomy staffing to improve client service and meet competitive demand and approximately $2.7 was due to the inclusion of the cost of sales of Allied. The remaining increase resulted mainly from higher compensation and insurance expenses. Cost of sales as a percent of net sales was 69.1% for the six months ended June 30, 1994 and 54.7% in the corresponding 1993 period. The increase in the cost of sales percentage primarily resulted from a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provided little corresponding reduction in costs.

               Selling,  general  and  administrative  expenses  increased  to
          $64.5 for the six months ended June 30, 1994 from $61.1 in the same period in 1993. This was primarily due to expansion of data processing and billing departments due to increased volume and to improve customer service. As a percentage of net sales, selling, general and administrative expenses was 16.6% and 15.4% for the six months ended June 30, 1994 and 1993, respectively. The increase in the selling, general and administrative percentage primarily resulted from a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provided little corresponding reduction in costs.

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Dollars in Millions)


          RESULTS OF OPERATIONS - Continued

          Six  Months Ended June 30, 1994 compared with  Six Months Ended June
          --------------------------------------------------------------------
          30, 1993.
          ---------

               The increase in amortization of intangibles and other assets to $6.5 for the six months ended June 30, 1994 from $4.2 in the corresponding period in 1993 primarily resulted from the acquisition of numerous small laboratory companies during the second half of 1993 and 1994.

               Interest expense was $10.5 for the six months ended June 30, 1994 compared with $4.0 for the same period in 1993. The change resulted from increased borrowings used primarily to finance repurchases by the Company of its common stock during 1993 and to finance the acquisition of numerous small laboratory companies during both 1993 and 1994.

               The provision for income taxes as percentage of earnings before income taxes was 43.2% and 40.0% for the six months ended June 30, 1994 and 1993, respectively. The change was mainly due to the increase in the U.S. corporate tax rate during 1993 and also was the result of a higher effective rate for both federal and state income taxes.

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Dollars in Millions)

          RESULTS OF OPERATIONS - Continued

          Three Months  Ended June 30, 1994  compared with  Three Months Ended
          --------------------------------------------------------------------
          June 30, 1993
          -------------

               Net sales for the three months ended June 30, 1994 were $203.9, an increase of 3.5% from $197.0 reported in the comparable 1993 period. Net sales from the inclusion of Allied since June 23, 1994 increased net sales by approximately $4.4 or 2.2%. Growth in new accounts and numerous acquisitions of small clinical laboratory companies increased net sales by approximately 8.0% and 12.7%, respectively. A price increase, effective on April 1, 1994, increased net sales by approximately 2.5% for the three months ended June 30, 1994. A reduction in Medicare fee schedules from
          88% to 84% of the national limitation amounts on January 1, 1994, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately 4.4%. Other factors, including declines in the level of HDL and ferritin testing, price erosion in the industry as a whole and lower utilization of laboratory testing during the first part of 1994 comprised the remaining reduction in net sales.

               Cost of sales, which primarily includes laboratory and distribution costs, increased to $136.5 for the three months ended June 30, 1994 from $107.8 in the corresponding 1993 period. Of the $28.7 increase, approximately $18.7 was the result of higher testing volume, approximately $2.4 was due to an increase in phlebotomy staffing to improve client service and meet competitive demand and approximately $2.7 was due to the inclusion of the cost of sales of Allied. The remaining increase resulted mainly from higher compensation and insurance expenses. Cost of sales as a percent of net sales was 66.9% for the three months ended June 30, 1994 and 54.7% in the corresponding 1993 period. The increase in the cost of sales percentage primarily resulted from a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provided little corresponding reduction in costs.

               Selling,  general  and  administrative  expenses  increased  to
          $33.5 for the three months ended June 30, 1994 from $29.8 in the same period in 1993. This was primarily due to expansion of data processing and billing departments due to increased volume and to improve customer service. As a percentage of net sales, selling, general and administrative expenses was 16.4% and 15.1% for the three months ended June 30, 1994 and 1993, respectively. The increase in the selling, general and administrative percentage primarily resulted from a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provided little corresponding reduction in costs.

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions, except per share data)

          RESULTS OF OPERATIONS - Continued

          Three Months  Ended June 30, 1994  compared with  Three Months Ended
          --------------------------------------------------------------------
          June 30, 1993
          -------------

               The increase in amortization of intangibles and other assets to $3.4 for the three months ended June 30, 1994 from $2.1 in the corresponding period in 1993 primarily resulted from the acquisition of numerous small laboratory companies during the second half of 1993 and 1994.

               Interest expense was $6.0 for the three months ended June 30, 1994 compared with $2.4 for the same period in 1993. The change resulted from increased borrowings used primarily to finance repurchases by the Company of its common stock during 1993 and to finance the acquisition of numerous small laboratory companies during both 1993 and 1994.

               The provision for income taxes as percentage of earnings before income taxes was 43.1% and 39.9% for the three months ended June 30, 1994 and 1993, respectively. The change was mainly due to the increase in the U.S. corporate tax rate during 1993 and also was the result of a higher effective rate for both federal and state income taxes.

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

               For  the six  months  ended June  30, 1994,  net cash  used for operating activities (after payment of settlement and related expenses of $13.4) was $4.9. For the corresponding period in 1993, net cash provided by operating activities (after payment of settlement and related expenses of $36.7) was $49.6. Net cash provided by operations has historically been adequate to provide the working capital necessary for the Company's ongoing operations; however, during the six months ended June 30, 1994, a portion of the Company's existing revolving credit facilities was used to finance its operating activities.

               Cash used for capital expenditures was $24.7 and $10.8 for the six months ended June 30, 1994 and 1993, respectively. The Company expects capital expenditures to be approximately $30.0 to $40.0 in 1994 to accommodate expected growth, to further automate laboratory processes, improve efficiency and integrate the Company and Allied.

               On May 3, 1994, the Company entered into a definitive agreement to acquire Allied. Pursuant to the agreement, on May 9, 1994, a subsidiary of the Company commenced a cash tender offer for all shares of Allied common stock for $23 per share. The agreement provided that any shares not tendered and purchased in the offer were to be exchanged for $23 per share in cash in a second-step merger. On June 7, 1994, the Company entered into an agreement whereby the price

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions, except per share data)


          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued

          payable in such cash tender offer and such second-step merger was reduced to $21.50 per share. A subsidiary of the Company acquired Allied as a wholly owned subsidiary on June 23, 1994, for approximately $191.5 in cash plus the assumption of $24.0 of Allied indebtedness.

               The Company acquired seven small laboratory companies during the six months ended June 30, 1994 for an aggregate amount of $36.5 in cash and the recognition of $14.7 of liabilities. During the corresponding period in 1993, the Company acquired five laboratory companies for a total of $13.3 in cash and the recognition of $2.7 of liabilities.

               On  June 21,  1994, Intermediate  Holdings II  entered into the
          Credit Agreement dated as of such date, with the banks named therein, Citicorp USA, Inc., as administrative agent, and certain co-agents named therein, which made available to Intermediate Holdings II the Term Facility of $400.0 and the Revolving Credit Facility of $350.0. The Bank Facility provided funds for the acquisition of Allied, for the refinancing of certain existing debt of Allied and NHLI, to pay related fees and expenses and for general corporate purposes of Intermediate Holdings II and its subsidiaries, in each case subject to the terms and conditions set forth therein.

               The Credit Agreement provides that the Banks and the Bank Agent will receive from Intermediate Holdings II customary facility and administrative agent fees, respectively. Intermediate Holdings II will pay a commitment fee on the average daily unused portion of the Bank Facility of 0.5% per annum, subject to a reduction to 0.375% per annum if certain financial tests are met. Availability of funds under the Bank Facility is conditioned on certain customary conditions, and the Credit Agreement contains customary representations, warranties, covenants and events of default.

               The Revolving Credit Facility matures in June 1999, with semi-annual reductions of availability of $50.0, commencing in December 1997. The Term Facility matures in December 2000, with repayments in each quarter prior to maturity based on a specified amortization schedule. The Bank Facility bears interest, at the option of Intermediate Holdings II, at (i) Citibank, N.A.'s Base Rate (as defined in the Credit Agreement), plus a margin of up to 0.75% per annum, based upon variations in certain financial tests or (ii) the Eurodollar rate for one, two, three or six month interest periods (as selected by Intermediate Holdings II), plus a margin varying between 1.25% and 2.00% per annum based upon the Company's financial performance.

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Dollars in Millions)


          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued

               The Bank Facility is guaranteed by Intermediate Holdings I and certain subsidiaries of Intermediate Holdings II and is secured by pledges of stock and other assets of Intermediate Holdings II and its subsidiaries.

               On June 21, 1994, $400.0 available under the Term Facility was borrowed by Intermediate Holdings II and loaned to NHLI and was used by NHLI to repay in full its existing revolving credit facilities and for working capital and general corporate purposes. On June 23, 1994, Intermediate Holdings II borrowed $185.0 of the amount available under the Revolving Credit Facility to consummate the Allied acquisition.

               In  connection  with   the  Allied  Acquisition,  the   Company
          announced that it will terminate its current 10 million share repurchase program, under which 7,795,800 common shares have been repurchased, and will establish a new $50.0 stock repurchase program through which the Company will acquire additional shares of the Company's common stock from time to time in the open market.

               During the six months ended June 30, 1993, the Company purchased 5,538,800 of its outstanding shares of common stock for an aggregate amount of $94.7. The purchase was financed by borrowings under the revolving credit facilities in existence at such time and cash on hand. In connection with the corporate reorganization on June 7, 1994, all of the 14,603,800 treasury shares held by NHLI were cancelled. As a result, the $286.1 value assigned to such treasury shares was eliminated with corresponding decreases in the par value, additional paid-in capital and retained earnings accounts of $0.2, $72.3 and $213.6, respectively.

               The Company announced, also in connection with the Allied Acquisition, that it is discontinuing its dividend payments for the foreseeable future in order to increase its flexibility with respect to both its acquisition strategy and stock repurchase plan.

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES

                              PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings

                      In September  1993, as discussed in  the Company's most
                   recent Annual Report on Form 10-K, the Company was served with a subpoena issued by the Office of Inspector General of the United States Department of Health and Human Services (the "OIG") concerning the Company's regulatory compliance procedures. The Company has provided documents to the OIG in response to the subpoena and continues to be in contact with the OIG through its outside attorneys.

                      The Company has learned  of the existence of a  qui tam
                   suit which was recently unsealed regarding Allied's facility in Cincinnati. As previously disclosed, Allied was contacted in April 1994 by the federal government in connection with Medicare claims administration at its Ohio laboratory prior to the acquisition of Allied by the Company.

                      The Company  has  been  cooperating  fully  with  the
                   government to resolve its concerns and will continue to do so.

         NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES

          Item 4.  Submission of Matters to a Vote of Security Holders

                   (a) The Annual Meeting of Shareholders was held on June 7, 1994.

                   (b) The matters voted upon were the election of directors, the approval and adoption of the 1994 Stock Option Plan, the proposed corporate reorganization (see "Note 4"), and the ratification of the selection of KPMG Peat Marwick as the Company's independent auditors for 1994.

                        All of the current and nominated directors of the Company were reelected, the corporate reorganization was approved, the 1994 Stock Option Plan was approved and adopted, and the selection of KPMG Peat Marwick was ratified. The results of the vote were as follows:

                                Votes       Votes        Votes
                Topic            For        Against     Abstained   Unvoted
- - --------------------------    ----------   -----------  ---------  ----------
Corporate reorganization:     71,888,434   139,985      105,102    1

Election of the members
of the board of directors:
Ronald O. Perelman            71,998,257   135,265      0          0
Saul J. Farber, M.D.          71,997,457   136,065      0          0
Howard Gittis                 71,998,357   135,165      0          0
Ann Dibble Jordan             71,997,757   135,765      0          0
James R. Maher                71,998,357   135,165      0          0
David J. Mahoney              71,997,557   135,965      0          0
Paul A. Marks, M.D.           71,998,357   135,165      0          0
Linda Gosden Robinson         71,997,757   135,765      0          0
Samuel O. Thier, M.D.         71,997,757   135,765      0          0

Approval of the selection
of KPMG Peat Marwick as
the Company's independent
auditors for the fiscal
year 1994:                    71,763,187   288,032      82,303     0

Approval and adoption
of the 1994 Stock Option
Plan:                         68,779,312   2,784,201    399,932    170,077


              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)   Exhibits

                            27  -    Financial  Data Schedule  (electronically
                                     filed version only)

                   (b)   Reports on Form 8-K

                            A report on Form 8-K dated June 23, 1994 was filed on July 7, 1994 in connection with the Allied Acquisition. The Form 8-K incorporated by reference the historical financial statements included in Allied's Annual Report on Form 10-K for the year ended December 31, 1993 and Allied's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994. The Form 8-K also included unaudited pro forma financial data of the Company.

                                  S I G N A T U R E S


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       NATIONAL HEALTH LABORATORIES HOLDINGS INC.
                                       Registrant



                                   By:/s/    David C. Flaugh
                                             ---------------
                                             David C. Flaugh
                                             Senior Executive Vice President
                                             and Chief Operating Officer
                                             (Acting Principal Financial and
                                             Accounting Officer)



          Date:  August 15, 1994

                              INDEX TO EXHIBITS

        Exhibit No.
        -----------
            27          Financial Data Schedule (electronically
                        filed version only)