Form 10-Q
period 1994-09-30
NATIONAL HEALTH LABORATORIES HOLDINGS INC
filed 1994-11-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q


          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           SEPTEMBER 30, 1994
                                        -----------------------------------

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                        ---------------     ---------------


          Commission file number                  1-11353
                                 ------------------------------------------

                      NATIONAL HEALTH LABORATORIES HOLDINGS INC.
          -----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                          DELAWARE                          13-3757370
          -----------------------------------------------------------------
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)          Identification No.)


          4225 EXECUTIVE SQUARE, SUITE 805    LA JOLLA, CALIFORNIA   92037
          -----------------------------------------------------------------
            (Address of principal executive offices)             (Zip code)

                                     619-657-9382
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No

          The number of shares outstanding of the issuer's common stock is 84,760,067 shares as of October 31, 1994, of which 20,176,729 shares are held by an indirect wholly owned subsidiary of Mafco Holdings Inc.

                 NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Millions, except per share data)
                                                  September 30,   December 31,
                                                      1994            1993
                                                  -------------   -----------
                                                   (Unaudited)
                       ASSETS
          Current assets:
            Cash and cash equivalents                $   19.6        $   12.3
            Accounts receivable, net                    214.4           119.0
            Prepaid expenses and other                   29.3            21.7
            Deferred income taxes                        20.6            21.6
            Income taxes receivable                        --             8.7
                                                     --------        --------
              Total current assets                      283.9           183.3

          Property, plant and equipment, net            138.7           100.1
          Intangible assets, net                        569.2           281.5
          Other assets, net                              26.2            20.6
                                                     --------        --------
                                                     $1,018.0        $  585.5
                                                     ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                         $   50.0        $   36.9
            Dividend payable                               --             6.8
            Accrued expenses and other                   91.7            55.6
            Current portion of long-term debt            35.0              --
            Current portion of accrued
              settlement expenses                        36.9            21.6
                                                     --------        --------
              Total current liabilities                 213.6           120.9

          Revolving credit facility                     193.0           278.0
          Long-term debt, less current portion          360.0              --
          Capital lease obligation                        9.8             9.7
          Accrued settlement expenses, less
            current portion                                --            11.5
          Deferred income taxes                          25.6             3.1
          Other liabilities                              60.2            21.5
          Stockholders' equity:
            Preferred stock, $0.10 par value;
              10,000,000 shares authorized; none issued    --              --
            Common stock, $0.01 par value;
              220,000,000 shares authorized;
              84,755,692 and 99,354,492 shares issued at
              September 30, 1994 and December 31, 1993,
              respectively                                0.8             1.0
          Additional paid-in capital                    153.4           226.3
          Retained earnings                               4.0           202.0
          Minimum pension liability adjustment           (2.4)           (2.4)
          Treasury stock, at cost; 14,603,800
            shares of common stock at
            December 31, 1993                              --          (286.1)
                                                     --------        --------
              Total stockholders' equity                155.8           140.8
                                                     --------        --------
                                                     $1,018.0        $  585.5
                                                     ========        ========

           See notes to unaudited consolidated condensed financial statements.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (Dollars in Millions, except per share data)
                                     (Unaudited)
                                 Nine Months Ended      Three Months Ended
                                   September 30,          September 30,
                               --------------------     -------------------
                                  1994        1993        1994        1993
                               --------    --------     --------   --------
          Net sales            $  637.6    $  591.6     $  248.7   $  194.8

          Cost of sales           436.5       326.5        167.7      109.6
                               --------    --------     --------   --------
          Gross profit            201.1       265.1         81.0       85.2

          Selling, general and
            administrative
            expenses              105.6        90.4         41.1       29.3
          Amortization of
            intangibles and
            other assets           11.9         6.4          5.4        2.2
                               --------    --------     --------   --------
          Operating income         83.6       168.3         34.5       53.7
                               --------    --------     --------   --------
          Other income
            (expenses):
            Litigation settlement
              and related
              expenses            (21.0)         --        (21.0)        --
            Other gains and
              expenses, net          --        15.3           --       15.3
            Investment income       0.7         1.0          0.2        0.3
            Interest expense      (22.1)       (7.1)       (11.6)      (3.1)
                               --------    --------     --------   --------
                                  (42.4)        9.2        (32.4)      12.5
                               --------    --------     --------   --------
          Earnings before
            income taxes           41.2       177.5          2.1       66.2

          Provision for
            income taxes           18.8        72.5          1.9       28.0
                               --------    --------     --------   --------
          Net earnings         $   22.4    $  105.0     $    0.2   $   38.2
                               ========    ========     ========   ========
          Earnings per common
            share              $   0.26    $   1.16     $     --   $   0.43

          Dividends per common
            share              $   0.08    $   0.24     $     --   $   0.08






           See notes to unaudited consolidated condensed financial statements. /TABLE

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Dollars in Millions)
                                     (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                       ---------------------
                                                         1994          1993
                                                       --------     --------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings                               $   22.4     $  105.0
            Adjustments to reconcile net earnings to   --------     --------
              net cash flows provided by (used for)
              operating activities:
                Depreciation and amortization              32.7         26.8
                Provision for doubtful accounts, net       (1.2)         1.1
                Litigation settlement and related expenses 21.0           --
                Other gains and expenses, net                --        (15.3)
                Change in assets and liabilities,
                  net of effects of acquisitions:
                   Increase in accounts receivable        (57.4)       (34.3)
                   Decrease (increase) in prepaid expenses
                     and other                              2.8         (1.7)
                   Decrease in deferred income
                     taxes, net                             9.1         14.8
                   Decrease in income taxes
                     receivable                             6.8         10.4
                   (Decrease) increase in accounts
                     payable, accrued expenses
                     and other                             (9.2)         2.5
                   Payments for settlement
                     and related expenses                 (17.2)       (45.6)
                   Other, net                              (3.7)        (5.0)
            Net cash (used for) provided by            --------     --------
              operating activities                          6.1         58.7
                                                       --------     --------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                          (36.9)       (18.3)
            Acquisitions of businesses                   (252.6)       (45.4)
            Restricted investments                           --          0.8
            Other gains and expenses, net                    --         15.3
                                                       --------     --------
            Net cash used for investing activities       (289.5)       (47.6)
                                                       --------     --------
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from revolving credit facilities     283.0        263.0
            Payments on revolving credit facilities      (368.0)      (139.0)
            Proceeds from long-term debt                  400.0           --
            Payments on long-term debt                     (5.0)          --
            Deferred payments on acquisitions              (5.2)        (1.3)
            Purchase of treasury stock                      --        (125.5)
            Dividends paid on common stock                (13.6)       (22.1)
            Other                                          (0.5)        (0.9)
            Net cash provided by (used for)            --------     --------
              financing activities                        290.7        (25.8)
                                                       --------     --------
            Net increase (decrease) in cash
              and cash equivalents                          7.3        (14.7)
            Cash and cash equivalents at
              beginning of period                          12.3         33.4
                                                       --------     --------
            Cash and cash equivalents at
              end of period                            $   19.6     $   18.7
                                                       ========     ========

            See notes to unaudited consolidated condensed financial statements. /TABLE

              NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (Dollars in Millions)
                                      (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                         1994           1993
                                                       --------     --------
            Supplemental schedule of cash
              flow information:
                Cash paid during the period for:
                  Interest                             $   21.4     $    5.9
                  Income taxes                              9.5         54.4

            Disclosure of non-cash financing
              and investing activities:
                Dividends declared and unpaid on
                  common stock                         $     --     $    6.9

            In connection with business
              acquisitions, liabilities were
              assumed as follows:
                Fair value of assets acquired          $  395.3     $   62.6
                Cash paid, net of cash acquired          (252.6)       (45.4)
                                                       --------     --------
                Liabilities assumed                    $  142.7     $   17.2
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


          2.   EARNINGS PER SHARE

               Earnings  per share  are  based upon  the  weighted  average number of shares outstanding during the three and nine months ended September 30, 1994 of 84,754,089 shares and 84,752,194 shares, respectively, and the weighted average number of shares outstanding during the three and nine months ended September 30, 1993 of 88,575,433 shares and 90,871,612 shares, respectively. The change in the total number of shares outstanding resulted from the purchase and subsequent cancellation by the Company of a portion of its outstanding shares of common stock, net of additional shares issued upon the exercise of options pursuant to the Company's stock option plans.


          3.   LITIGATION SETTLEMENT

               The  Company approved  a proposed  settlement  of previously disclosed shareholder class and derivative litigation. In connection with the settlement, the Company took a pre-tax special charge of $15.0 and a $6.0 charge for expenses related to the settled litigation. Insurance payments and payments from other defendants amount to $55.0 plus expenses. As previously disclosed, the litigation consisted of two consolidated class action suits and a consolidated shareholder derivative action brought in federal and state courts in San Diego, California. The proposed settlement involves no admission of wrongdoing and is subject to execution of a definitive agreement and court approval.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Dollars in Millions, except per share data)


          4.   ACQUISITION OF ALLIED CLINICAL LABORATORIES, INC.

               On  May 3,  1994,  the  Company entered  into  a  definitive
          agreement  to   acquire   Allied  Clinical   Laboratories,   Inc.
          ("Allied").    Pursuant  to the  agreement,  on  May  9, 1994,  a
          subsidiary of the Company commenced a cash tender offer for all shares of Allied common stock for $23 per share. The agreement provided that any shares not tendered and purchased in the offer were to be exchanged for $23 per share in cash in a second-step
          merger.   In connection with the Company's acquisition of Allied,
          the Company and Allied became aware that the nature of the possible problems associated with billing practices of Allied's Cincinnati, Ohio clinical laboratory, concerning which Allied had received a subpoena on April 5, 1994 from the Office of Inspector General of the Department of Health and Human Services (the
          "OIG")   requiring  Allied  to   produce  certain  documents  and
          information regarding the Medicare billing practices of such laboratories with respect to certain cancer screening tests, may have been both different and greater than previously perceived by
          the Company  and Allied.    As a  result, on  June  7, 1994,  the
          Company entered into an agreement whereby the price payable in such cash tender offer and such second-step merger was reduced from $23 per share to $21.50 per share, or an aggregate of
          approximately $12.6.   The Company  and Allied are  continuing to
          investigate these possible problems and have communicated with the OIG regarding its subpoena, and they intend to cooperate
          fully   with  the  OIG's  investigation. However, in the  opinion
          of management, the ultimate disposition of these matters is not likely to have a material adverse effect on the financial position or results of operations of the Company.

               A  subsidiary of  the Company  acquired  Allied as  a wholly owned subsidiary on June 23, 1994, for approximately $191.5 in cash plus the assumption of $24.0 of Allied indebtedness and the recognition of approximately $19.9 of Allied net liabilities (the "Allied Acquisition"). The Allied Acquisition was accounted for using the purchase method of accounting; as such, Allied's assets and liabilities were recorded at their estimated fair values on the date of acquisition. The purchase price exceeded the fair value of acquired net tangible assets by approximately $235.4, which consists of goodwill and the right to the Allied name of $182.6 and other intangible assets of $52.8. These items are being amortized over periods between 25 and 40 years on a straight-line basis. The allocation of the purchase price will be finalized during the fourth quarter of 1994 upon completion of asset valuations. Allied's results of operations have been included in the Company's results of operations beginning June 23, 1994.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Dollars in Millions, except per share data)


          4.  ACQUISITION OF ALLIED CLINICAL LABORATORIES, INC. - Continued

               The following table provides unaudited pro forma operating results of the Company giving effect to the Allied Acquisition as if it had been completed at the beginning of the periods presented. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of future operating results.

                                                         Nine Months Ended
                                                           September  30,
                                                       --------------------
                                                        1994         1993
                                                       --------    --------
            Net sales                                  $ 727.9     $ 710.7
            Net earnings                                  19.0        99.5
            Earnings per common share                  $  0.22     $  1.09

          5.   CORPORATE REORGANIZATION

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

          6.   LONG-TERM DEBT

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

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Dollars in Millions)


          6.   LONG-TERM DEBT - Continued

               The Credit Agreement provides that the Banks and the Bank Agent will receive from Intermediate Holdings II customary facility and administrative agent fees, respectively. Intermediate Holdings II will pay a commitment fee on the average daily unused portion of the Bank Facility of 0.5% per annum, subject to a reduction to 0.375% per annum if certain financial tests are met. Availability of funds under the Bank Facility is conditioned on certain customary conditions, and the Credit Agreement contains customary representations, warranties and events of default. The Credit Agreement also requires the Company to maintain certain financial ratios and tests, including minimum debt service coverage ratios and net worth tests.

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

          RESULTS OF OPERATIONS

          Nine Months  Ended September 30,  1994 compared with  Nine Months
          -----------------------------------------------------------------
          Ended September 30, 1993
          ------------------------

               Net sales for the nine months ended September 30, 1994 were $637.6, an increase of 7.8% from $591.6 reported in the comparable 1993 period. Net sales from the inclusion of Allied since June 23, 1994 increased net sales by approximately $52.7 or 8.9%. Growth in new accounts and numerous acquisitions of small clinical laboratory companies increased net sales by approximately 9.7% and 11.9%, respectively. A price increase, effective on April 1, 1994, increased net sales by approximately 1.7% for the nine months ended September 30, 1994. However, a reduction in Medicare fee schedules from 88% to 84% of the national limitation amounts on January 1, 1994, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately 3.6%. Other factors, in order of decreasing magnitude, comprised the remaining reduction in net sales: declines in the level of HDL and ferritin testing, lower utilization of laboratory testing, price erosion in the industry as a whole and severe weather in the first quarter of 1994.

               Cost of sales, which primarily includes laboratory and distribution costs, increased to $436.5 for the nine months ended September 30, 1994 from $326.5 in the corresponding 1993 period. Of the $110.0 increase, approximately $49.2 was the result of higher testing volume, approximately $6.3 was due to an increase in phlebotomy staffing to improve client service and meet competitive demand and approximately $34.3 was due to the inclusion of the cost of sales of Allied. The remaining increase resulted mainly from higher compensation and insurance expenses. Cost of sales as a percent of net sales was 68.5% for the nine months ended September 30, 1994 and 55.2% in the corresponding 1993 period. The increase in the cost of sales percentage primarily resulted from a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provided little corresponding reduction in costs.

               Selling, general and administrative expenses increased to $105.6 for the nine months ended September 30, 1994 from $90.4 in the same period in 1993. Approximately $12.7 of the increase was due to the inclusion of the selling, general and administrative expenses of Allied since June 23, 1994. The remaining increase was primarily due to expansion of data processing and billing departments due to increased volume and to improve customer service. As a percentage of net sales, selling, general and administrative expenses was 16.6% and 15.3% for the nine months ended September 30, 1994 and 1993, respectively. The increase in the selling, general and administrative percentage primarily resulted from a reduction in net sales as discussed above.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (Dollars in Millions, except per share data)

          RESULTS OF OPERATIONS - Continued

          Nine  Months Ended September  30, 1994 compared  with Nine Months
          -----------------------------------------------------------------
          Ended September 30, 1993
          ------------------------

               Management expects net sales to continue to grow through strategic acquisitions and the addition of new accounts, although there can be no assurance that the Company will experience such growth. Reductions in Medicare fee schedules, pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), to 80% of the median fee amounts, effective January 1, 1995, followed by an additional reduction to 76% of such amounts on January 1, 1996 are expected to negatively impact net sales, cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales in the future. Management does not expect increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales of the magnitude experienced in the nine months ended September 30, 1994. Management cannot predict if price erosion or utilization declines will continue or what their ultimate effect on net sales or results of operations will be. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through comprehensive cost reduction programs at each of the Company's regional laboratories, although there can be no assurance of the success of such programs.

               The increase in amortization of intangibles and other assets to $11.9 for the nine months ended September 30, 1994 from $6.4 in the corresponding period in 1993 primarily resulted from the acquisition of Allied in June 1994 and numerous small laboratory companies during both 1994 and 1993.

               The Company approved a proposed settlement of previously disclosed shareholder class and derivative litigation. In 1994 in connection with the settlement, the Company took a pre-tax special charge of $15.0 and a $6.0 charge for expenses related to the settled litigation. Insurance payments and payments from other defendants amount to $55.0 plus expenses. As previously disclosed, the litigation consisted of two consolidated class action suits and a consolidated shareholder derivative action brought in federal and state courts in San Diego, California. The proposed settlement involves no admission of wrongdoing and is subject to execution of a definitive agreement and court approval.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          RESULTS OF OPERATIONS - Continued

          Nine  Months Ended September 30, 1994 compared with Nine Months
          ---------------------------------------------------------------
          Ended September 30, 1993
          ------------------------

               Other   gains   and  expenses   in  1993   included  expense
          reimbursement and termination fees of $21.6 received in connection with the Company's attempt to purchase Damon Corporation less related expenses and the write-off of certain bank financing costs aggregating $6.3, resulting in a one-time pre-tax gain of $15.3.

               Interest  expense  was  $22.1  for  the  nine  months  ended
          September 30, 1994 compared with $7.1 for the same period in 1993. The change resulted primarily from increased borrowings used to finance repurchases by the Company of its common stock in 1993 and to finance the acquisition of Allied in June 1994 and numerous small laboratory companies during both 1994 and 1993. Higher average interest rates also contributed to the increase in interest expense.

               The provision for income taxes as a percentage of earnings before income taxes was 45.6% and 40.8% for the nine months ended September 30, 1994 and 1993, respectively. The change was mainly due to a higher effective tax rate for both federal and state income taxes because of the impact of permanent differences on lower pre-tax income in the third quarter of 1994.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)


          RESULTS OF OPERATIONS - Continued

          Three Months Ended September 30, 1994 compared with Three Months
          ----------------------------------------------------------------
          Ended September 30, 1993
          ------------------------

               Net  sales for  the three  months ended  September 30,  1994 were $248.7, an increase of 27.7% from $194.8 reported in the comparable 1993 period. Net sales from the inclusion of Allied increased net sales by approximately $48.3 or 24.8%. Growth in new accounts and numerous acquisitions of small clinical laboratory companies increased net sales by approximately 9.0% and 12.3%, respectively. A price increase, effective on April 1, 1994, increased net sales by approximately 2.5% for the three months ended September 30, 1994. However, a reduction in Medicare fee schedules from 88% to 84% of the national limitation amounts on January 1, 1994, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately 2.2%. The remaining reduction in net sales was due to declines in the level of HDL and ferritin testing, and, to a lesser extent, lower utilization of laboratory testing.

               Cost of sales, which primarily includes laboratory and distribution costs, increased to $167.7 for the three months ended September 30, 1994 from $109.6 in the corresponding 1993 period. Of the $58.1 increase, approximately $16.3 was the result of higher testing volume, approximately $1.0 was due to an increase in phlebotomy staffing to improve client service and meet competitive demand and approximately $31.7 was due to the inclusion of the cost of sales of Allied. The remaining increase resulted mainly from higher compensation and insurance expenses. Cost of sales as a percent of net sales was 67.4% for the three months ended September 30, 1994 and 56.3% in the corresponding
          1993 period. The increase in the cost of sales percentage primarily resulted from a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provided little corresponding reduction in costs.

               Selling, general  and administrative  expenses increased  to
          $41.1 for the three months ended September 30, 1994 from $29.3 in the same period in 1993. Approximately $11.6 of the increase was due to the inclusion of the selling, general and administrative expenses of Allied. As a percentage of net sales, selling, general and administrative expenses was 16.5% and 15.0% for the three months ended September 30, 1994 and 1993, respectively.
          The increase in the selling, general and administrative percentage primarily resulted from a reduction in net sales as discussed above.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (Dollars in Millions, except per share data)


          RESULTS OF OPERATIONS - Continued

          Three Months Ended September 30, 1994 compared with Three Months
          ----------------------------------------------------------------
          Ended September 30, 1993
          ------------------------

               Management expects net sales to continue to grow through strategic acquisitions and the addition of new accounts, although there can be no assurance that the Company will experience such growth. Reductions in Medicare fee schedules, pursuant to OBRA '93, to 80% of the median fee amounts, effective January 1, 1995, followed by an additional reduction to 76% of such amounts on January 1, 1996 are expected to negatively impact net sales, cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales in the future. Management does not expect increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales of the magnitude experienced in the three months ended September 30, 1994 compared to the same 1993 period. Management cannot predict if price erosion or utilization declines will continue or what their ultimate effect on net sales or results of operations will be. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through comprehensive cost reduction programs at each of the Company's regional laboratories, although there can be no assurance of the success of such programs.

               The increase in amortization of intangibles and other assets to $5.4 for the three months ended September 30, 1994 from $2.2 in the corresponding period in 1993 primarily resulted from the acquisition of Allied in June 1994 and numerous small laboratory companies during both 1994 and 1993.

               The Company approved a proposed settlement of previously disclosed shareholder class and derivative litigation. In 1994 in connection with the settlement, the Company took a pre-tax special charge of $15.0 and a $6.0 charge for expenses related to the settled litigation. Insurance payments and payments from other defendants amount to $55.0 plus expenses. As previously disclosed, the litigation consisted of two consolidated class action suits and a consolidated shareholder derivative action brought in federal and state courts in San Diego, California. The proposed settlement involves no admission of wrongdoing and is subject to execution of a definitive agreement and court approval.

               Other gains and expenses in 1993 included expense reimbursement and termination fees of $21.6 received in connection with the Company's attempt to purchase Damon Corporation less related expenses and the write-off of certain bank financing costs aggregating $6.3, resulting in a one-time pre-tax gain of $15.3.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          RESULTS OF OPERATIONS - Continued

          Three Months Ended September 30, 1994 compared with Three Months
          ----------------------------------------------------------------
          Ended September 30, 1993
          ------------------------

               Interest expense was $11.6 for the three months ended September 30, 1994 compared with $3.1 for the same period in 1993. The change resulted primarily from increased borrowings used to finance repurchases by the Company of its common stock during 1993 and to finance the acquisition of Allied in June 1994 and numerous small laboratory companies during both 1994 and 1993. Higher average interest rates also contributed to the increase interest expense.

               The provision for income taxes as percentage of earnings before income taxes was 90.5% and 42.3% for the three months ended September 30, 1994 and 1993, respectively. The change was mainly due to the impact of permanent differences on lower pre-tax income in the third quarter of 1994.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (Dollars in Millions, except per share data)

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
          ----------------------------------------------------

               For the nine months ended September 30, 1994 and 1993, net cash provided by operating activities (after payment of settlement and related expenses of $17.2 and $45.6 in 1994 and 1993, respectively) was $6.1 and $58.7, respectively. Cash used for capital expenditures was $36.9 and $18.3 for the nine months ended September 30, 1994 and 1993, respectively. The Company expects capital expenditures to be approximately $50.0 in 1994 to accommodate expected growth, to further automate laboratory processes, improve efficiency and integrate the Company and Allied.

               On May 3, 1994, the Company entered into a definitive agreement to acquire Allied. Pursuant to the agreement, on May 9, 1994, a subsidiary of the Company commenced a cash tender offer for all shares of Allied common stock for $23 per share. The agreement provided that any shares not tendered and purchased in the offer were to be exchanged for $23 per share in cash in a second-step merger. On June 7, 1994, the Company entered into an agreement whereby the price payable in such cash tender offer and such second-step merger was reduced to $21.50 per share, or an aggregate of approximately $12.6. A subsidiary of the Company acquired Allied as a wholly owned subsidiary on June 23, 1994, for approximately $191.5 in cash plus the assumption of $24.0 of Allied indebtedness and the recognition of approximately $19.9 of Allied net liabilities.

               The Company acquired nine small laboratory companies during the nine months ended September 30, 1994 for an aggregate amount of $44.2 in cash and the recognition of $26.9 of liabilities. During the corresponding period in 1993, the Company acquired nineteen laboratory companies for a total of $45.4 in cash and the recognition of $17.2 of liabilities.

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

               The Credit Agreement provides that the Banks and the Bank Agent will receive from Intermediate Holdings II customary facility and administrative agent fees, respectively. Intermediate Holdings II will pay a commitment fee on the average daily unused portion of the Bank Facility of 0.5% per annum, subject to a reduction to

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)


          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued
          ----------------------------------------------------------------

          0.375% per annum if certain financial tests are met. Availability of funds under the Bank Facility is conditioned on certain customary conditions, and the Credit Agreement contains customary representations, warranties and events of default. The Credit Agreement also requires the Company to maintain certain financial ratios and tests, including minimum debt service coverage ratios and net worth tests.

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

               In connection with the Allied Acquisition, the Company announced that it terminated its 10 million share repurchase program, under which 7,795,800 common shares had been repurchased, and established a new $50.0 stock repurchase program through which the Company will acquire additional shares of the Company's common stock from time to time in the open market. As of September 30, 1994, there were no stock repurchases under the new stock repurchase program.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)


          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued
          ----------------------------------------------------------------

               During the nine months ended September 30, 1993, the Company purchased 7,582,700 of its outstanding shares of common stock for an aggregate amount of $125.5. The purchase was financed by borrowings under the revolving credit facilities in existence at such time and cash on hand. In connection with the corporate reorganization on June 7, 1994, all of the 14,603,800 treasury shares held by NHLI were cancelled. As a result, the $286.1 value assigned to such treasury shares was eliminated with corresponding decreases in the par value, additional paid-in capital and retained earnings accounts of $0.2, $72.3 and $213.6, respectively.

               The Company announced, also in connection with the Allied Acquisition, that it is discontinuing its dividend payments for the foreseeable future in order to increase its flexibility with respect to both its acquisition strategy and stock repurchase plan.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION


          Item 1.  Legal Proceedings

                      The  Company  has  been cooperating  fully  with  the
                   government to resolve its concerns with regard to the matters described under "Legal Proceedings" in the Form 10-Q for the six months ended June 30, 1994.

                      The  Company  approved  a   proposed  settlement   of
                   previously disclosed shareholder class and derivative litigation. In connection with the settlement, the
                   Company took a pre-tax special charge of $15.0 million and a $6.0 million charge for expenses related to the settled litigation. Insurance payments and payments from other defendants amount to $55.0 million plus expenses. As previously disclosed, the litigation consisted of two consolidated class action suits and a consolidated shareholder derivative action brought in federal and state courts in San Diego, California. The proposed settlement involves no admission of wrongdoing and is subject to execution of a definitive agreement and court approval.

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



          Date:  November 14, 1994

                                  INDEX TO EXHIBITS


          Exhibit No.

              27         Financial Data Schedule (electronically
                         filed version only)