Form 10-K405
period 1994-12-31
NATIONAL HEALTH LABORATORIES HOLDINGS INC
filed 1995-03-03
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                      FORM 10-K

        (Mark One)
          X    ANNUAL  REPORT  PURSUANT  TO  SECTION  13   OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended            DECEMBER 31, 1994
                                 ----------------------------------
                                          OR

        _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ________________

        Commission file number                   1-11353
                              -----------------------------------------------

                       NATIONAL HEALTH LABORATORIES HOLDINGS  INC.
        ------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                  DELAWARE                              13-3757370
        ------------------------------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)

        4225 Executive Square, Suite 805, La Jolla, California     92037
        ------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

                                     619-657-9382
        ------------------------------------------------------------------
                 (Registrant's telephone number, including area code)
             Securities registered pursuant to Section 12(b) of the Act:

            Title of each class          Name of exchange on which registered
        -----------------------------    ------------------------------------
        Common Stock, $0.01 par value         New York Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate  by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

        State the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the price at which the stock was sold as of a specified date within 60 days prior to the date of filing: $904,251,320 at February 21, 1995.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 84,766,109 shares at February 21, 1995, of which 20,176,729 shares are held by an indirect wholly owned subsidiary of Mafco Holdings Inc.

                                        PART I

          Item 1.   DESCRIPTION OF BUSINESS

               National Health Laboratories  Holdings Inc. ("NHL  Holdings"
          and together with its subsidiaries, the "Company") was incorporated in Delaware in 1994 in connection with a corporate reorganization approved by the stockholders of National Health Laboratories Incorporated ("NHLI") on June 7, 1994. As a result of the reorganization, NHL Holdings now owns, through NHL Intermediate Holdings Corp. I, a Delaware corporation and a wholly owned subsidiary of NHL Holdings ("Intermediate Holdings I"), and NHL Intermediate Holdings Corp. II, a Delaware corporation and a wholly owned subsidiary of Intermediate Holdings I ("Intermediate Holdings II"), all of the outstanding common stock of the NHLI. The Company's principal executive offices are located at 4225 Executive Square, Suite 805, La Jolla, California 92037, and its telephone number is (619) 657-9382.

               Until the initial public offering of approximately 5% of the Company's common stock in July 1988, the Company was an indirect wholly owned subsidiary of Revlon Holdings Inc. ("Revlon"), then known as Revlon, Inc., which, in turn, is an indirect wholly owned subsidiary of Mafco Holdings Inc. ("Mafco"), a corporation that is 100% owned by Ronald O. Perelman. Following the completion of successive secondary public offerings of the Company's common stock, a self tender offer by the Company and the purchase by the Company of outstanding shares of its common stock, Mafco's indirect ownership has been reduced to approximately 24%.

               On June 23, 1994, the Company acquired Allied Clinical Laboratories, Inc. ("Allied"), then the sixth largest independent clinical laboratory testing company in the United States (in terms of net revenues), as a wholly owned subsidiary for approximately $191.5 million in cash plus the assumption of $24.0 million of Allied indebtedness and the recognition of approximately $5.0 million of Allied net liabilities (the "Allied Acquisition").

               The Company is one of the leading clinical laboratory companies in the United States. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other clinical states. Office-based physicians constitute approximately 90% of the

          Company's  clients.   The  remainder  is  comprised primarily  of
          clinics,   nursing   homes,    hospitals   and   other   clinical
          laboratories.

               Since its founding in 1971, the Company has grown into a network of 23 major laboratories, including a national reference laboratory which performs esoteric testing and tests for the presence of drugs of abuse, and approximately 950 service sites consisting of sales ports, patient service centers and STAT laboratories, serving customers in 45 states.

          Recent Developments

               The Company has entered into an Agreement and Plan of Merger dated as of December 13, 1994 (the "Merger Agreement") with HLR Holdings Inc. ("HLR"), Roche Biomedical Laboratories, Inc. ("RBL"), and (for the purposes set forth therein) Hoffmann-La Roche Inc. ("Roche") providing for, among other things, the merger of RBL with and into the Company with the Company as the surviving corporation (the "Merger"), and pursuant to which, subject to certain exceptions, each outstanding share of common stock, par value $0.01 per share, of the Company, will be converted into (i) 0.72 of a share of common stock of the Company and (ii) the right to receive $5.60 in cash, without interest.

               In addition, all shares of common stock, no par value, of RBL issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares, which will be canceled) will be converted into, and become, that number of newly issued shares of Company common stock as would, in the aggregate and after giving effect to the Merger and the Company common stock owned by HLR, RBL and their subsidiaries immediately after the effective time of the Merger, equal 49.9% of the total number of shares of Company common stock outstanding immediately after the effective time of the Merger (after giving effect to the issuance of Company common stock in respect of the Company employee stock options in connection with the Merger).

               In connection with the Merger, the Company currently intends to declare a dividend, payable to holders of record of shares of Company common stock as of the third business day prior to the date of the special meeting of the stockholders to consider and vote on the approval and adoption of the Merger, which dividend will consist of 0.16308 of a warrant per outstanding share of Company common stock, each such warrant (a "Warrant") representing the right to purchase one newly issued share of Company common stock for $22.00 (subject to adjustments) on the fifth anniversary of the issuance of the Warrant. In addition, the Merger Agreement provides for the issuance to and purchase by Roche, for a purchase price of $51,048,900, of 8,325,000 Warrants to purchase shares of Company common stock (the "Roche Warrants"), which Warrants will have the terms described in the preceding sentence.

               The aggregate cash consideration of approximately $474,700,000 to be paid to stockholders of the Company in the Merger will be financed from three sources: a cash contribution by the Company of approximately $288,000,000 out of proceeds of borrowings by the Company in an equal amount, a cash contribution to be made by HLR in the amount of approximately $135,651,100 and the proceeds from the issuance of the Roche Warrants.

               The Company has obtained a commitment for a credit facility, which will include a term loan facility of not more than $800,000,000 and a revolving credit facility of not more than $400,000,000, to refinance the Company's existing indebtedness and to finance the Company's portion of the total cash consideration to be paid to stockholders of the Company in the Merger. The specific terms and conditions of the credit facility are currently under negotiation.

               Restructuring costs of approximately $84,000,000 are expected to be recorded by the Company at the close of the Merger. These costs will reflect the write-off of deferred financing costs related to the repayment of the Company's existing revolving credit facility and term loan facility entered into in connection with the Allied Acquisition financing and the creation of reserves for severance and benefit costs, costs for office facilities expected to be closed, vacant space costs, systems conversion costs and other restructuring expenses of the Company associated with the Merger.

          The Clinical Laboratory Industry

               Clinical laboratory tests are used by physicians, hospitals and other health care providers to diagnose, monitor and treat diseases and other clinical states through the examination of substances in blood or tissue samples and other specimens. Clinical laboratory tests are primarily performed by hospitals in-house, by physicians in their offices or in physician-owned laboratories and by independent laboratory companies like the Company. The Company views the clinical laboratory industry as highly fragmented and intensively competitive with many local and regional competitors, including numerous physician-owned and hospital-owned laboratories as well as several large independent laboratory companies.

               In recent years, certain independent laboratories have engaged in acquisitions of other laboratories and taken advantage of opportunities for cost efficiencies afforded by larger scale, automated testing operations. The Company believes that acquisition activity will continue in the clinical laboratory business due to legislative initiatives and increasing demand for quality service and efficiency at lower prices. See "-- Competition".

          Laboratory Testing Operations and Services

               The Company has 23 major laboratories, and approximately 950 service sites consisting of sales ports, patient service centers and STAT laboratories. A "sales port" is a central office which collects specimens in a region for shipment to one of the Company's laboratories for testing. Test results can be printed at a sales port and conveniently delivered to the client. A sales port also is used as a base for sales staff. A "patient service center" generally is a facility maintained by the Company to serve the physicians in a medical professional building. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers also function as "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately.

               The Company processes approximately 152,000 patient specimens on an average day. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information.

               Each  specimen  and  related  request form  is  checked  for completeness and then given a unique identification number. The unique identification number assigned to each patient helps to assure that the results are attributed to the correct patient. The test request forms are sent to a data entry terminal where a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the computer system, the tests are performed and the results are entered primarily through computer interface or manually, depending upon the tests and the type of equipment involved. Most of the Company's computer testing equipment is directly linked with the Company's computer system. Most routine testing is completed by early the next morning, and test results are printed and prepared for distribution by service representatives that day. Some clients have local printer capability and have reports printed out directly in their offices. Clients who request that they be called with a result are so notified in the morning. It is Company policy to notify the client immediately if at any time in the course of the testing process a life-threatening result is found.

               The following discussion describes the different types of tests performed by the Company:

               Routine Clinical Testing.   The vast majority  of the number
          of tests performed by the Company are considered by the Company to be routine. The Company performs all such routine tests in its own laboratories. A routine test generally is a higher volume, simpler test capable of being performed and reported within 24 hours. The Company performs many routine clinical tests with sophisticated and computerized laboratory testing equipment. These tests provide information used by physicians in determining the existence or absence of disease or abnormalities. The Company performs this core group of routine tests in each of its 23 major regional laboratories for a total of approximately 104 million routine tests annually.

               Esoteric Clinical Testing. Esoteric tests are specialized laboratory tests performed in cases where information is needed to confirm a diagnosis or when the physician requires additional information to develop a plan of therapy for a complicated medical case. Esoteric tests are generally more complex tests, requiring more sophisticated technology and more expensive equipment and materials, as well as a higher degree of technical skill to perform. The number of esoteric tests continually increases as new medical discoveries are made. The Company operates a state-of-the-art national reference laboratory ("National Reference Laboratory") in Nashville, Tennessee. This laboratory provides a central location for esoteric testing for all of the Company's major laboratories. The Company performs approximately 90% of all types of tests considered by the Company to be esoteric at this facility, representing approximately 2,300,000 tests annually. With the operation of this facility, the Company reduces both the types and numbers of esoteric tests that are referred to outside laboratories to be performed.

               Cytology. Cytology, which involves both routine and esoteric anatomical testing, is the examination of cells under a microscope to detect abnormalities in composition, form or structure which are associated with disease. Cytology is divided into two testing services, Gynecologic and Non-Gynecologic. The Gynecologic (Papanicolaou ("Pap") Smear) is the most common cytologic test, accounting for approximately 99% of all of the Company's testing in this area. The additional cytology tests, Non-Gynecologic, are performed on specimens from other body sites

          (i.e.,   Sputums,  Breast,  Urine  and  Fine  Needle  Aspirations
          ("FNA's")).    The  Company  performs approximately  4.0  million
          Gynecologic and Non-Gynecologic tests annually.

               Anatomical Testing. Routine and esoteric anatomical tests require the examination of a small piece of tissue which either is cut from the body surgically or taken in a biopsy. These tissue specimens are examined by a pathologist both visually and microscopically to detect abnormalities in composition, form or structure which are associated with disease. The Company performs approximately 810,000 anatomical tests annually.

          Contract Management Services

               The Company provides management services in a variety of health care settings. The Company generally provides the laboratory manager and other laboratory personnel, as well as, equipment and testing supplies to manage a laboratory that is owned by a hospital, physician or other health care provider. In addition, the Company maintains a data processing system to organize and report test results and to provide billing and other pertinent information related to the tests performed in the managed laboratory. Under the typical laboratory management agreement, the laboratory manager, who is employed by the Company, reports to the hospital or clinic administration. Thus, the provider maintains control of the laboratory. A pathologist designated by the provider serves as medical director for the laboratory.

               An important advantage the Company offers to its clients is the flexibility of the Company's information systems used in management contract services. In addition to the ability to be customized for a particular user's needs, the Company's information systems also interface with several hospital and clinic systems, giving the user more efficient and effective information flow.

               The Company's  existing management service  contracts expire between 1995 and 1998. However, each contract contains a clause that permits termination prior to the contract expiration date. The termination terms vary but they generally fall into one of the following categories: (i) termination without cause by either the Company or the contracted provider after written notice (generally 60 to 90 days prior to termination); (ii) termination by the contracted provider only if there are uncorrected deficiencies in the Company's performance under the contract after notice by the contracted provider; or (iii) termination by the contracted provider if there is a loss of accreditation held by any Company laboratory that services the contracted provider, which accreditation is not reinstated within 30 days of the loss, or upon 30 days' notice if there is a decline in the quality of services provided under such contract which remains uncorrected after a 15 day period. While the Company believes that it will maintain and renew its existing contracts, there can be no assurance of such maintenance or renewal.

               As part of its marketing efforts, and as a way to focus on a contract management client's particular needs, the Company has developed several different pricing formulas for its management services agreements. In certain cases, profitability may depend on the Company's ability to accurately predict test volumes, patient encounters or the number of admissions in the case of an inpatient facility.

          Quality Assurance

               The Company considers the quality of its tests to be of critical importance to its growth and retention of accounts. It has established a comprehensive quality assurance program for all of its laboratories designed to help assure accurate and timely test results. All regional laboratories are certified by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") for participation in the Medicare program and licensed under the Clinical Laboratory Improvement Act of 1967, as amended by the Clinical Laboratory Improvement Amendments of 1988 (as amended, "CLIA") and must participate in basic quality assurance programs. In addition to the compulsory external inspections and proficiency programs demanded by CLIA, the Company has adopted a substantial number of additional quality assurance programs. See "-- Governmental and Industry Regulation".

               Each regional laboratory is equipped with sophisticated testing equipment which is monitored daily in accordance with the Company's preventive maintenance program. In addition, each regional laboratory is supervised by a medical director who is a physician, assisted by a technical director who meets certain regulatory requirements, and is staffed with medical professionals. The primary role of such professionals is to ensure the accuracy of the Company's tests.

               The Company employs inspectors with doctorate and masters degrees in the biological sciences who visit and inspect each of the laboratories on an unannounced basis. Inspections are based on CLIA guidelines and Company policies and, for the most part, occur on a semi-annual basis. The Company attempts to have such inspections conducted in the same manner as the biennial inspections conducted by Federal and state government officials. Any major deficiencies which appear are corrected immediately, and other deficiencies are corrected promptly, and typically within one month.

               As part of its commitment to quality, the Company established a state-of-the-art Technology Center at its headquarters in La Jolla, California. The center houses the Company's Quality Assurance Group and enhances its ability to monitor the testing results of the individual laboratories. A computerized data-capture network has been established allowing virtual on-line examination of test results and monitoring of the laboratories.

               The Company also participates in a number of proficiency testing programs which, generally, entail submitting pretested samples to a laboratory to verify the laboratory test results against the known proficiency test value. These proficiency programs are conducted both by the Company on its own and in conjunction with groups such as the College of American Pathologists ("CAP") and state and Federal government regulatory agencies.

               The CAP is an independent non-governmental organization (which has recently been accredited by HCFA to inspect clinical laboratories to determine CLIA standards) of board certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. The CAP accreditation program involves both on-site inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory is accredited by the CAP. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. See "--Governmental and Industry Regulation".

          Sales, Marketing and Client Service

               The Company places a great deal of emphasis on sales, marketing and client service since they are and have been key ingredients in the Company's growth.

               In 1994, the Company's net new growth (new accounts minus lost accounts) returned to previous historical levels and was 20% higher than the rate experienced in 1993. The traditional physician office sales force continued to have excellent success in a market which has always been the Company's strongest. Managed care revenues grew considerably from a fee-for-service as well as a capitated rate perspective.

               The Company believes that the shift toward managed care experienced in 1994 will continue for the foreseeable future. To address this, the Company expanded its dedicated managed care sales force from 20 to 25 while maintaining its traditional sales force at approximately 300. At the end of the year, managed care revenues were approximately 8% to 9% of total revenues covering over forty million lives. During 1994, the Company signed over 200 new contracts with various managed care organizations including U.S. Health Care, Health Plus, Humana, MetLife and Prudential.

               The Company believes that given the increasing complexity of the clinical laboratory marketplace, training of its sales force is of paramount importance. With this goal in mind, during 1994 the Company enhanced its comprehensive sales training program. This project involved a complete revision of the sales training material. Two comprehensive manuals, covering basic sales skills and specialized laboratory sales, were produced and distributed to the Company's sales representatives. A national sales management training seminar was held for associate and sales managers. This seminar provided training classes on management skills, responsibilities, and in-depth technical sales sessions. In addition, a new 90 day evaluation follow-up program was created to determine if a satisfactory level of training was achieved.

               The volume of hospital reference and testing for drugs of abuse also increased in 1994. Monthly accession volume at National Reference Laboratory was up over 100% for testing of drugs of abuse and 30% for reference laboratory testing. New accounts sold in 1994 for these two market segments are expected to have annualized revenues of approximately $6 million.

               The Company has always stressed the importance of customer service and its contribution to growth. Through its Client Service Coordinators, the Company continuously monitors and assesses service levels, maintains client relationships and attempts to identify and respond to client needs. During 1994, the Company continued to expand the client service force; at year-end, there were approximately 230 Client Service Coordinators.

          Potential New Markets

               Health care reform, the shift toward managed care and increased competition by hospitals all had an impact on the clinical laboratory testing industry in 1994. The Company expects these trends to continue and plans to respond by shifting additional sales staff to support the managed care market segment.

               The Company believes that specialty sales of testing and related services for use in renal dialysis, nursing homes, clinical trials, detection of drugs of abuse and hospital reference testing will also continue to offer opportunities for additional revenue growth in 1995.

               The Company views hospitals in general as a major competitive force in the marketplace today. To that end, a hospital business venture group has been formed whose primary goal is to identify potential hospital joint venture arrangements. These arrangements are likely to include management agreements, hospital laboratory operations ventures and hospital laboratory purchases. The Company views this market as having exceptional future potential for 1995 and beyond.

               The Allied Acquisition has provided the Company with increased geographic coverage in Utah, Nevada, Idaho, Alabama and Northern California. This increased coverage provides for increased physician office penetration and managed care opportunities in these states.

          Information Systems

               The Company believes that the health care provider's need for data will continue to place high demands on its information systems staff. During 1994, staffing levels were increased to help meet this demand. Information systems resources were also expanded during 1994 to accommodate the Allied Acquisition. Support for and enhancements to the managed care data system including Health Plan Employer Data and Information Set ("HEDIS") reporting capability also required heavy involvement from the Company's information systems staff. Additionally, the Company continued to test and refine its next generation comprehensive billing system. Live installation of this new system is currently scheduled for mid-year 1995.

          Customers

               To date, the Company has focused its marketing efforts primarily on office-based physicians, whose orders account for approximately 90% of its net sales. The remaining 10% of net sales is derived from hospital reference testing, nursing homes, clinics, referrals from other clinical laboratories and other clients. The largest client of the Company accounts for less than 1% of net sales. The Company believes that the loss of any one client would not have a material adverse effect on its financial condition. Payment for the Company's services is made by the patients directly, physicians who in turn bill their patients, or third party payors, including public and private parties such as Medicare, Medicaid and Blue Shield.

          Employees

               At December 31, 1994, the Company employed approximately 14,000 people. These include approximately 10,500 full-time employees and approximately 3,500 part-time employees, which represents the equivalent of approximately 11,800 persons full-time. Of the approximately 11,800 full-time equivalent employees, approximately 325 are sales personnel, approximately 10,200 are laboratory and distribution personnel and approximately 1,275 are administrative and data processing personnel. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are excellent.

          Governmental and Industry Regulation

               The clinical laboratory industry is subject to significant governmental regulation at the Federal, state and local levels.

               The Company's major laboratories are certified under the Federal Medicare program (which principally serves patients 65 and older), state Medicaid programs (which principally serve indigent patients) and CLIA. Where applicable, licensure is maintained under the laws of state or local governments that have clinical laboratory regulation programs. In addition, in facilities where radioimmunoassay testing is performed, the facilities are licensed by the Federal Nuclear Regulatory Commission and, where applicable, by state nuclear regulatory agencies. All of the Company's 23 major laboratories are accredited by the CAP. In addition, the Company's STAT laboratories are also certified or licensed, as necessary, under Federal, state or local programs.

               CLIA extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the government. Many clinical laboratories must also meet governmental quality and personnel standards, undergo proficiency testing and be subject to biennial inspection. Rather than focusing on location, size or type of laboratory, this extended oversight is based on the complexity of the tests performed by the laboratory.

               In 1992, HHS published regulations implementing CLIA. The quality standards and enforcement procedure regulations became effective in 1992, although certain personnel, quality control and proficiency testing requirements are currently being phased in by HHS. The quality standards regulations divide all tests into three categories (waivered, moderate complexity and high complexity) and establish varying requirements depending upon the complexity of the testing performed. A laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only one or more of eight routine "waivered" tests may apply for a waiver from most requirements of CLIA. All major and many smaller facilities of the Company are certified by CLIA to perform high complexity testing. The remaining smaller testing sites of the Company are certified by CLIA to perform moderate complexity testing or have obtained a waiver from most requirements of CLIA. Generally, the HHS regulations require, for laboratories that perform high complexity or moderate complexity tests, the implementation of systems that ensure the accurate performance and reporting of test results, establishment of quality control systems, proficiency testing by approved agencies and biennial inspections.

               The sanction for failure to comply with these regulations may be suspension, revocation or limitation of a laboratory's CLIA certificate necessary to conduct business, significant fines and criminal penalties. The loss of a license, imposition of a fine or future changes in such Federal, state and local laws and regulations (or in the interpretation of current laws and regulations) could have a material adverse effect on the Company.

               The Company is also subject to state regulation. CLIA provides that a state may adopt more stringent regulations than Federal law. For example, state law may require that laboratory personnel meet certain qualifications, specify certain quality controls, maintain certain records and undergo proficiency testing. For example, certain of the Company's laboratories are subject to the State of New York's clinical laboratory regulations, which contain provisions that are more stringent than Federal law.

               The Company is subject to licensing and regulation under Federal, state and local laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All of the Company's laboratories are operated in accordance with applicable Federal and state laws and regulations relating to biohazardous disposal of all laboratory specimens, and the Company utilizes outside vendors for disposal of such specimens. Although the Company believes that it is currently in compliance in all material respects with such Federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

               In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, in January 1990, OSHA established safety requirements for the use of chemicals as reagents and for other purposes.

               Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration ("SAMSHA") (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of the Federal government, Federal government contractors and certain other entities. To the extent that the Company performs such testing, it must be certified as meeting SAMSHA standards. The Company's Herndon, Virginia; Nashville, Tennessee; Redmond, Washington; Reno, Nevada; and Winston Salem, North Carolina laboratories are SAMSHA certified.

               The use  of controlled substances  in testing  for drugs  of
          abuse   is   regulated   by   the    Federal   Drug   Enforcement
          Administration.

               Regulations of the Department of Transportation, the Public Health Service and the Postal Service apply to the transportation of clinical laboratory specimens.

               In  1994,  1993 and  1992, approximately  35%, 41%  and 42%, respectively, of the Company's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs. Furthermore, the conduct of the Company's other business depends substantially on continued participation in these programs because clients often want a single laboratory to perform all of their testing services. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Laboratories must accept the scheduled amount as payment in full for tests that are subject to reimbursement under the fee schedule methodology and performed on behalf of Medicare beneficiaries and must bill the program directly. In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount for clinical laboratory services furnished to Medicaid recipients. Since the 1984 establishment of Medicare fee schedules, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. In 1993, pursuant to provisions in the Omnibus Budget and Reconciliation Act of 1993 ("OBRA '93"), Congress reduced, effective January 1, 1994, the Medicare national limitations from 88% of the 1984 national median to 76% of the 1984 national median, which reductions are being implemented on a phased-in basis from 1994 through 1996 (to 84% in 1994, 80% in 1995 and 76% in 1996). OBRA '93 also eliminated the provision for annual fee schedule increases based upon the consumer price index for 1994 and 1995. Because a significant portion of the Company's costs are relatively fixed, these Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. Additional future changes in Federal, state or local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing or the methods for choosing laboratories eligible to perform tests could have a material adverse effect on the Company.

               On  January 1,  1993,  numerous changes  in the  Physicians'
          Current Procedural Terminology ("CPT") were published. The CPT is a coding system that is published by the American Medical Association. It lists descriptive terms and identifying codes for reporting medical and medically related services. The Medicare and Medicaid programs require suppliers, including laboratories, to use the CPT codes when they bill the programs for services performed. HCFA implemented these CPT changes for Medicare and Medicaid on August 1, 1993. The CPT changes have altered the way the Company bills Medicare and Medicaid for some of its services, thereby reducing the reimbursement the Company receives from those programs for some of its services. For example, certain codes for calculations, such as LDL cholesterol, were deleted and are no longer a payable service under Medicare and Medicaid.

               In November 1994, HCFA proposed changes in the policies used to administer Medicare payments to clinical laboratories for the most frequently performed automated blood chemistry profiles. Among other things, the proposed changes would establish a consistent standard nationwide for the content of the automated chemistry profiles. Another change incorporated in the HCFA proposal would require laboratories performing certain automated blood chemistry profiles to obtain and provide documentation of the medical necessity of tests included in the profiles for each

          Medicare beneficiary. If such a requirement were to be established, all laboratories would incur significant additional costs associated with compliance. In addition, if implemented, such changes would increase the losses associated with unreimbursed testing caused by the inability to obtain sufficient information from physicians to allow the laboratory to file valid claims with Medicare. The HCFA proposals may be modified or replaced with other proposals and no prediction can be made regarding what proposals, if any, will ultimately be adopted.

               In November 1990, the Company became aware of a grand jury inquiry relating to its pricing practices being conducted by the United States Attorney for the San Diego area (the Southern District of California) with the assistance of the Office of Inspector General (the "OIG") of HHS. On December 18, 1992, the Company announced that it had entered into agreements that concluded the investigation (the "Government Settlement"). The settlement revolved around the government's contention that the Company improperly included its tests for HDL cholesterol and serum ferritin (a measure of iron in the blood) in its basic Health Survey Profile, without clearly offering an alternative profile that did not include these medical tests. The government also contended that, in certain instances, physicians were told that these additional tests would be included in the Health Survey Profile at no extra charge. As a result, the government contended, the Company's marketing activities denied physicians the ability to exercise their judgment as to the medical necessity of these tests.

               Pursuant to the Government Settlement, the Company pleaded guilty to the charge of presenting two false claims to the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and paid a $1 million fine. In connection with pending and threatened civil claims, the Company also agreed to pay $100 million to the Federal government, of which $89 million has been paid and $11 million will be paid in quarterly installments through September 30, 1995. Concurrently, the Company settled related Medicaid claims with states that account for over 99.5% of its Medicaid business and has paid $10.4 million to the settling states.

               As a result of these settlements, the Company took a one-time pre-tax charge of $136.0 million in the fourth quarter of 1992, which reduced net earnings for the quarter and year ended December 31, 1992 by $80.3 million. Earnings per share for the fourth quarter and year were each reduced by $0.85. The charge covered all estimated costs related to the investigation and the settlement agreements. The Company will continue to receive reimbursements from all government third party reimbursement programs, including Medicare, Medicaid and CHAMPUS, under the settlement agreements. (The Company made changes to requisition forms, pricing and compendia of tests following the settlement. See "--Managements' Discussion and Analysis of Financial Condition and Results of Operations").

               In September 1993, the Company was served with a subpoena issued by the OIG, which required the Company to provide documents to the OIG concerning its regulatory compliance procedures. The Company has provided documents to the OIG in response to the subpoena and continues to be in contact with the OIG through its outside attorneys.

               In August 1993, Allied received a subpoena from the OIG requesting a broad range of documents and certain information relating to its pricing and billing practices. According to published reports, other independent clinical laboratories also received subpoenas as part of what appears to be a nationwide audit and investigation.

               The OIG subpoena received by Allied called for the production of documents regarding 14 blood chemistry tests which were being or had been performed by certain independent clinical laboratories in conjunction with automated chemistry profiles and which were being or had been filed separately to Medicare or Medicaid. An automated chemistry profile is a grouping of up to 23 tests that can be performed together on a single specimen and that Medicare and Medicaid pay for under the Medicare fee schedule.

               Based on published reports, the Company believes that the OIG's investigation is primarily focused on two alleged practices. The first alleged practice consists of offering the automated chemistry profile as part of a "standard" blood chemistry profile that also includes one or more of the 14 tests referenced in the OIG subpoena in a manner which is misleading to the ordering physician or which fails to provide the physician with the choice of ordering only the automated chemistry profile. Representatives of the OIG have publicly stated that this practice may lead to the ordering of "unnecessary" tests. The second alleged practice involves the failure to disclose to physicians that the prices charged by those laboratories to Medicare and Medicaid for many of these tests referenced in the OIG subpoena were greater than the prices the laboratories charged to the physicians for those same tests when the tests were performed in conjunction with an automated chemistry profile. Representatives of the OIG have publicly stated that undisclosed pricing differences may cause physicians to believe incorrectly that they are ordering tests at little or no cost to the Medicare and Medicaid programs, possibly causing tests to be ordered which are not medically necessary. Allied's laboratories have included some of the 14 tests in its "standard" blood chemistry profile and also in "custom" profiles created for individual physicians at their request. Tests performed for Medicare and Medicaid patients are, in accordance with applicable laws, billed directly to the Medicare and Medicaid programs.

               In April 1994, Allied received a subpoena from the OIG requesting documents and certain information regarding the Medicare billing practices of its Cincinnati, Ohio clinical laboratory with respect to certain cancer screening tests. In connection with Allied's assembling of documents responding to this subpoena, representatives of the Company and Allied became aware that the nature of the possible problems associated with the billing practices of that laboratory may have been both different and greater than previously perceived by Allied and the Company. As a result, Allied and the Company agreed to reduce the acquisition price for the Allied Acquisition from $23.00 per share to $21.50 per share, or an aggregate of $12.6 million. The Company and Allied are continuing to investigate these possible problems and have communicated with the OIG and the United States Department of Justice regarding its subpoena and a related qui tam action commenced in a Cincinnati, Ohio Federal court, and they are cooperating fully with the governmental investigation of Allied's Cincinnati laboratory. The Company has established reserves which it believes are adequate to cover any liability associated with these matters.


               Potential sanctions in connection with the OIG investigation for violations of the laws related to the Medicare and Medicaid programs may include significant fines, recovery of the amounts paid to the clinical laboratory for the tests involved and, in the case of a criminal conviction, mandatory exclusion from the Medicare and Medicaid programs for a period of at least five years. If the OIG asserts a claim against Allied and is successful in pursuing such a claim, the Company's business and financial condition could be adversely affected. Although neither the Government Settlement nor, based on published reports, any settlement agreements with OIG entered into by other major clinical laboratory companies, provided for exclusion from participation in the Medicare and Medicaid programs, there can be no assurance that Allied will be able to negotiate settlement agreements with similar terms if the government asserts (or threatens to assert) a claim. In addition, a criminal conviction or the successful prosecution of a civil fraud or false claims action could result in the exclusion of the defendant from the Medicare and Medicaid programs. Any such exclusion would likely have a material adverse effect on the Company's non-Medicare and non-Medicaid testing business. No claim has been asserted by the

          OIG against Allied, however, no prediction can be made as to the outcome of the investigation or the impact of such outcome on the Company's financial condition or results of operations.

               The Medicare and Medicaid anti-kickback laws prohibit intentionally paying anything of value to influence the referral of Medicare and Medicaid business. HHS has published safe harbor regulations which specify certain business activities that do not violate the Medicare/Medicaid anti-kickback laws. Failure to fall within a safe harbor does not constitute a violation of the anti-kickback laws; rather, the arrangement would remain subject to scrutiny by HHS.

               In March 1992, HCFA published proposed regulations to implement the Medicare statute's prohibition (with certain exceptions) on referrals by physicians who have an investment interest in or a compensation arrangement with laboratories. The prohibition on referrals also applies where an immediate family member of a physician has an investment interest or compensation arrangement with a laboratory. The proposed regulations would define remuneration that gives rise to a compensation arrangement as including discounts granted by a laboratory to a physician who sends testing business to the laboratory and who pays the laboratory for such services. If that definition of remuneration were to have become effective, it could have had an impact on the way the Company prices its services to physicians. However, in August 1993, the referenced Medicare statute was amended by OBRA '93. One of these amendments makes it clear that day-to-day transactions between laboratories and their customers, including, but not limited to, discounts granted by laboratories to their customers, are not affected by the compensation arrangement provisions of the Medicare statute. Thus, the Company expects the definition of remuneration in HCFA's proposed regulations will be changed to reflect this amendment to the Medicare statute. Currently, these proposed regulations have not been finalized.

               In October 1994, the OIG issued a Special Fraud Alert, which set forth a number of practices allegedly engaged in by clinical laboratories and health care providers that the OIG believes violate the anti-kickback laws. These practices include providing employees to collect patient samples at physician offices if the employees perform additional services for physicians that are typically the responsibility of the physicians' staff; selling laboratory services to renal dialysis centers at prices that are below fair market value in return for referrals of Medicare tests which are billed to Medicare at higher rates; providing free testing to a physician's HMO patients in situations where the referring physician benefits from such lower utilization; providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; providing facsimile machines or computers to physicians which are not exclusively used in connection with the laboratory services performed; and providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG stressed in the Fraud Alert that when one purpose of the arrangements is to induce referral of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider or physician may be liable under the anti-kickback laws and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

               According to the 1995 work plan of the OIG, its recently established Office of Civil Fraud and Administrative Adjudication ("OCFAA") will be responsible for protecting the government-funded health care programs and deterring fraudulent conduct by health care providers through the negotiations and imposition of civil monetary penalties, assessments and program exclusions. The OCFAA works very closely with the Department of Justice, the Office of General Counsel and the OIG investigative and audit offices in combatting fraud and abuse. In addition, the OIG has stated in its 1995 work plan that it will determine the extent to which laboratories supply physicians' offices with phlebotomists (blood-drawing technicians), offer management services or medical waste pick-up to physicians, provide training to physicians or engage in other financial arrangements as well as the extent to which such arrangements might be unlawful.

               The health care industry is undergoing significant change as third party payers, such as Medicare and Medicaid and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In an effort to address this problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Some of the proposals include managed competition, global budgeting and price controls. Although the Clinton Administration's health care reform proposal was not enacted by the 103rd Congress, such proposal or other proposals may be considered in the future. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third party payers may occur as well. The Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

               In  addition  to general  health  care  reform, the  Federal government has been examining the rapid growth of Federal expenditures for clinical laboratory services. Several Federal agencies are responsible for investigating allegations of fraudulent and abusive conduct by health care providers, including the Federal Bureau of Investigation and the OIG. In its published work plan for 1992-1993, the OIG indicated its intention to target certain laboratory practices for investigation and prosecution. Pursuant to one such project described in such work plan, entitled "Laboratory Unbundle," laboratories that offer packages of tests to physicians and "unbundle" them into several "tests to get higher reimbursement when billing Medicare and Medicaid" will be identified and "suitable cases will be presented for prosecution." Under another project described in such work plan, laboratories "that link price discounts to the volume of physician referrals, "unbundle" tests in order to bill Medicare at a higher total rate, and conduct unnecessary tests . . . will be identified to coordinate investigations throughout the country."

          Compliance Program

               Because  of evolving interpretations  of regulations and the national debate over health care, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant factor throughout the clinical laboratory industry. The Company began the implementation of a new compliance program in late 1992 and early 1993. The objective of the program is to develop aggressive and reliable compliance safeguards. Emphasis is placed on developing training programs for personnel to attempt to assure the strict implementation of all rules and regulations. Further, in-depth reviews of procedures, personnel and facilities are conducted to assure regulatory compliance throughout the Company. Such sharpened focus on regulatory standards and procedures will continue to be priority for the Company in the future.

               The  Company  believes that  it  is  in  compliance  in  all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance therefore that applicable statutes and regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations.

          Competition

               The clinical laboratory testing business is highly fragmented and intensively competitive. The Company believes that there are many clinical laboratory companies which provide a broad range of laboratory testing services in the same markets serviced by the Company. Among the Company's national competitors are MetPath Inc. (a subsidiary of Corning, Inc. ("Corning")), RBL (see "Recent Developments") and SmithKline Beecham Clinical Laboratories, Inc. According to HCFA, there are over 151,000 federally regulated clinical laboratories, of which approximately 5,700 are independent laboratories and the remainder were hospital-based laboratories and physician-owned laboratories.

               In  recent  years,  certain  independent  laboratories  have engaged in acquisitions of other laboratories and taken advantage of opportunities for cost efficiencies afforded by larger scale, automated testing operations. In June 1994, the Company acquired Allied. Also in 1994, Corning, Inc. acquired Nichols Institute in exchange for Corning common stock. In 1993, Corning acquired the stock of Damon Corporation. In December 1994, the Company entered into the Merger Agreement providing for, among other things, the merger of RBL with and into the Company. The Company believes that acquisition activity will continue in the clinical laboratory business. Several factors are contributing to this activity, including legislative initiatives such as restrictions on physician referrals and ownership of laboratories, increasing demand for higher quality services and more stringent service requirements, the growth of managed health care entities which require low-cost testing services and, generally, the demands by health care providers and payers for faster reporting of test results and lower prices.

               The  Company competes primarily on the  basis of the quality of its testing, reporting and information services, its reputation in the medical community, the pricing of its services and its ability to employ qualified laboratory personnel. The Company believes that its ability to compete also depends on its ability to make investments in equipment and management information systems and offer testing services on a broad regional geographic basis.

          Item 2.   PROPERTIES

               The principal properties of the Company are its leased corporate headquarters located in La Jolla, California, Allied's corporate offices located in Nashville, Tennessee and the following major laboratory facilities:

                                  Approximate
                                      Area               Nature of
                Location        (in square feet)         Occupancy
          -------------------   ---------------  ------------------------
          Birmingham, Alabama         20,854     Lease expires 1997; one
                                                  4 year renewal option
          Phoenix, Arizona            43,024     Lease expires 2001; one
                                                  5 year renewal option
          San Diego, California       40,167     Lease expires 2000
          Denver, Colorado            19,982     Lease expires 2001; two
                                                  5 year renewal options
          Hollywood, Florida          46,500     Lease expires 1997; three
                                                  5 year renewal options
          St. Petersburg, Florida     26,667     Lease expires 1995; two
                                                  5 year renewal options
          Tampa, Florida              26,600     Lease expires 2002; one
                                                  5 year renewal option
          Chicago, Illinois           40,065     Lease expires 2003; two
                                                  5 year renewal options
          Louisville, Kentucky        60,000     Lease expires 2002; three
                                                  5 year renewal options
          Detroit, Michigan           32,000     Lease expires 2004; two
                                                  5 year renewal options
          Reno, Nevada
          (888 Willow Street)         12,000     Owned
          (704 Mill Street)           12,000     Lease expires 1998; one
                                                  2 year renewal option;
                                                  and
          (704 Mill Street)            1,645     Lease expires 2003; one
                                                  2 year renewal option
          Cranford, New Jersey        80,900     Lease expires 2009
          Uniondale, New York        108,000     Lease expires 2007; two
                                                  5 year renewal options
          Cincinnati, Ohio            30,000     Lease expires 2002; one
                                                  10 year renewal option
          Winston-Salem,
            North Carolina            73,500     Lease expires 2004; one
                                                  5 year renewal option
          Chattanooga, Tennessee
          (863 McCallie Avenue)       18,300     Owned
          (1501 Riverside Drive)      30,000     Lease expires 2012

                                  Approximate
                                      Area               Nature of
                Location        (in square feet)         Occupancy
          -------------------   ---------------   -----------------------
          Nashville, Tennessee
            NRL I                     52,165     Lease expires 2000; two
                                                  5 year renewal options
            NRL II                    25,640     Lease expires 2000; two
                                                  5 year renewal options
          Dallas, Texas               53,694     Lease expires 2004; one
                                                  5 year renewal option
          Houston, Texas              32,368     Lease expires 1997
          San Antonio, Texas          44,000     Lease expires 2004; two
                                                  5 year renewal options
          Salt Lake City, Utah        20,000     Lease expires 2002; two
                                                  5 year renewal options
          Herndon, Virginia           64,172     Lease expires 2004; one
                                                  5 year renewal option
          Seattle, Washington         34,900     Lease expires 2000; two
                                                  5 year renewal options

               Construction of a new laboratory to consolidate the Company's Tampa and St. Petersburg, Florida facilities began in the fourth quarter of 1994 and is expected to be completed in the third quarter of 1995.

               All of  the major laboratory  facilities have been  built or improved for the single purpose of providing clinical laboratory testing services. The Company believes that these facilities are suitable and adequate and have sufficient production capacity for its currently foreseeable level of operations. The Company believes that if it were to lose the lease on any of the facilities it presently leases, it could find alternate space at competitive market rates and readily relocate its operations to such new locations without material disruption to its operations.

          Item 3.   LEGAL PROCEEDINGS

               The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

               In 1994, the Company approved a settlement of previously disclosed shareholder class and derivative litigation. As previously disclosed, the litigation consisted of two consolidated class action suits filed in December 1992 and November 1993 and a consolidated shareholder derivative action brought in Federal and state courts in San Diego, California. The settlement involved no admission of wrongdoing. In connection with the settlement, the Company took a pre-tax special charge of $15.0 million and a $6.0 million charge for expenses related to the settled litigation. Insurance payments and payments from other defendants aggregate $55.0 million plus expenses.

               During 1994, the Company learned of the existence of a federal qui tam action regarding Allied's Medicare billing practices at its Cincinnati, Ohio facility. As previously disclosed, Allied also received a subpoena from the OIG in 1994 regarding these practices. The Company has been cooperating fully with the governmental investigation of Allied's Cincinnati facility. The Company has established reserves which it believes are adequate to cover any liability associated with these matters.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                       PART II

          Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               On April 24, 1991, the common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "NH". Prior to such time, the common stock was quoted on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "NHLI".

               The following table sets forth for the calendar periods indicated the high and low sales prices for the common stock reported on the NYSE Composite Tape, and the cash dividends declared per share of common stock.

                                                               Dividends
                                                               Declared
                                           High        Low     Per Share
          --------------------------------------------------------------
          1993
            First Quarter                $18 1/4    $12 7/8      $0.08
            Second Quarter                19 1/2     16 1/8       0.08
            Third Quarter                 18 1/2     14 1/2       0.08
            Fourth Quarter                16 3/8     12           0.08

          1994
            First Quarter                 15 1/4     12 7/8       0.08
            Second Quarter                13 3/4     10 5/8         --
            Third Quarter                 13 3/8     10 7/8         --
            Fourth Quarter                15 3/4     11 3/8         --

          1995
            First Quarter (through
              February 21, 1995)          14 1/2     12 5/8         --

               On February 9, 1995, there were approximately 574 holders of record of the common stock.

               The Company, in connection with the Allied Acquisition, has discontinued its dividend payments for the foreseeable future in order to increase its flexibility with respect to both its acquisition strategy and stock repurchase plan. In addition, Intermediate Holdings II's revolving credit facility (the "Revolving Credit Facility") and term loan facility (the "Term Facility" and, together with the Revolving Credit Facility, the "Bank Facility") entered into in June 1994 contains, among other provisions, a covenant prohibiting the declaration or payment of cash dividends to stockholders if, after giving effect to such action, a default (as defined by the terms of the Bank Facility) shall occur and be continuing.

          Item 6.   SELECTED FINANCIAL DATA

               The selected financial data presented below under the captions "Statement of Earnings Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 1994 are derived from consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", all included elsewhere herein.

                                              Year Ended December 31,
                               ---------------------------------------------
                                 1994      1993     1992      1991      1990
                               -------   -------   -------   -------   -----
                              (Dollars in millions, except per share amounts)
Statement of Earnings Data:

 Net sales  . . . . . . . . .  $ 872.5   $ 760.5   $ 721.4  $ 603.9   $ 501.9
 Gross profit . . . . . . . .    275.5     316.0     326.3    271.4     222.6
 Operating income (a) . . . .    109.9     185.5      64.1    165.8     133.1
 Net earnings (a) (b) . . . .     30.1     112.7      40.6    103.9      82.6

Earnings per common
 share (a) (b) (c) . . . . .   $ 0.36    $ 1.26    $ 0.43   $ 1.05    $ 0.83
Dividends per common
 share subsequent to
 initial public
 offering (d)  . . . . . . .   $ 0.08    $ 0.32    $ 0.31   $ 0.27    $ 1.58
Weighted average
 common shares
 outstanding (in
 thousands) (c)  . . . . . .   84,754    89,439    94,468   99,096    99,048

                                               December 31,
                                ---------------------------------------------
                                  1994      1993     1992      1991      1990
                                ------    ------    ------    ------   ------
Balance Sheet Data:

 Cash and cash equivalents  .  $  26.8   $  12.3   $  33.4  $  51.3   $  45.8
 Intangible assets, net (e) .    551.9     281.5     188.3    193.1     192.7
 Total assets (e) . . . . . .  1,012.7     585.5     477.4    411.3     374.2
 Long-term obligations
   (a)(c)(f)(g).  . . . . . .    583.0     314.6     114.2      2.9       0.9
 Due to affiliates (d)  . . .       --       0.1       0.9       --      66.4
 Total stockholders'
   equity (c) (d) . . . . . .    166.0     140.8     212.5    330.8     256.7


(a) In the fourth quarter of 1992, the Company took a one-time charge against operating income of $136.0 million related to the Government Settlement. At December 31, 1993, the long-term portion representing payments for settlement and related expenses due in 1995 was $11.5 million.

(b) In 1994, the Company approved a settlement of previously disclosed shareholder class and derivative litigation. In connection with the settlement, the Company took a pre-tax special charge of $15.0 million and a $6.0 million charge for expenses related to the settled litigation. Insurance payments and payments from other defendants amounted to $55.0 million plus expenses. As previously disclosed, the litigation consisted of two consolidated class action suits filed in December 1992 and November 1993 and a consolidated shareholder derivative action brought in Federal and state courts in San Diego, California. The settlement involved no admission of wrongdoing.

(c) On  January  16, 1992,  the Company  purchased  4,808,000 shares  of its outstanding common stock from its stockholders pursuant to a tender offer (the "Tender Offer"). The Company borrowed $100.0 million under a revolving credit facility in existence at that time and used $25.8 million of cash on hand to finance the Tender Offer. During 1993 and 1992, the Company made open market purchases of 9,485,800 and 310,000 of its outstanding shares of common stock, respectively, for an aggregate amount of $154.2 million and $6.1 million, respectively. Such purchases were financed with cash on hand and borrowings under revolving credit facilities in existence at such time. At December 31, 1993 and 1992, $278.0 million and $75.0 million, respectively, was outstanding on the revolving credit facilities in existence on those dates. In connection with the corporate reorganization on June 7, 1994, all of the 14,603,800 treasury shares held by NHLI were cancelled. As a result, the $286.1 million value assigned to such treasury shares was eliminated with corresponding decreases in the par value, additional paid-in capital, and retained earnings of $0.2 million, $72.3 million and $213.6 million, respectively.

(d) In July 1990, the Company paid a special dividend of $150.6 million ($1.52 per share). Due to affiliates at December 31, 1990 principally represents borrowings from Revlon in the original principal amount of $77.0 million incurred in connection with the special dividend paid in 1990, net of an $11.0 million principal payment made in 1990. All remaining amounts due to affiliates were paid at a discount in December 1991.

(e) On  June  23,  1994,  the  Company acquired  Allied  as  a  wholly owned subsidiary for approximately $191.5 million in  cash plus the assumption
    of  $24.0  million  of  Allied  indebtedness  and  the   recognition  of
    approximately  $5.0 million of Allied net liabilities.  The purchase was
    financed  with borrowings under the  Bank Facility.   The excess of cost
    over the fair value of net tangible assets acquired was $220.5 million and is included under the caption "Intangible assets, net." During 1994, the Company also acquired 11 small clinical laboratory companies for an aggregate amount of $46.4 million in cash plus the recognition of $32.9
    million  of liabilities.   The  cash portion  of these  acquisitions was
    financed with cash on hand and borrowings under the revolving credit facilities in existence at the time of the acquisitions and the Bank Facility. The excess of cost over the fair value of net tangible assets acquired was $72.1 million and is included under the caption "Intangible assets, net." During 1993, the Company acquired thirty-four clinical laboratory companies for an aggregate amount of $78.2 million in cash plus the recognition of $28.7 million of liabilities, comprised primarily of future contractual and contingent payments. The cash portion of such purchases was financed with cash on hand and borrowings under revolving
    credit  facilities in existence  at the time  of the acquisitions.   The
    excess of cost over the fair value of net tangible assets acquired was $100.1 million and is included under the caption "Intangible assets, net".

(f) In the fourth quarter of 1992, the Company relocated its Long Island-based laboratory to a newly constructed facility. The transaction is treated as a capital lease for financial reporting purposes; as such, the associated long-term lease obligation totalled $9.8 million, $9.7 million and $9.6 million at December 31, 1994, 1993 and 1992, respectively.

(g) Long-term  debt   includes  the  expected  value   of  long-term  future
    contractual and contingent amounts to be paid to the principals of acquired clinical laboratory companies. Such payments are primarily based on a percentage of future revenues derived from the acquired customer lists or specified amounts to be paid over a period of time. At December 1994, 1993, 1992, 1991 and 1990, such amounts were $19.2 million, $15.4 million, $1.6 million, $2.9 million and $0.9 million, respectively.

          Item 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

               The Company derives  approximately 35% of its net sales from tests performed for beneficiaries of Medicare and Medicaid programs. Several changes have been made which adversely affect the reimbursement the Company receives from such programs. On January 1, 1993, numerous changes in the CPT were published which became effective on August 1, 1993. These changes adversely affect the reimbursement the Company receives on some of its services that are billed to the Medicare and Medicaid programs. For example, certain codes for calculations, such as LDL cholesterol, were deleted and are no longer a payable service under Medicare and Medicaid. Had such changes been implemented as of January 1, 1993, the Company estimates that 1993 net sales would have been reduced by approximately $7 million.

               During  1993, provisions  were  included in  OBRA '93  which reduced Medicare reimbursement schedules by lowering payments under the fee schedule methodology from 88% to 84% of the 1984 national median, effective January 1, 1994 and from 84% to 80% of the national median, effective January 1, 1995. The Company estimates that the change effective January 1, 1995 would have decreased 1994 net sales by approximately $11 million had it been implemented as of January 1, 1994. A further reduction in payments to 76% of the 1984 national median will become effective on January 1, 1996. OBRA '93 also eliminated, for 1994 and 1995, the provision for annual fee schedule increases based upon the consumer price index.

               In the  latter part  of 1993,  the Company held  discussions with HCFA concerning the reimbursement policy for serum ferritin and HDL cholesterol tests. HCFA expressed concerns that the incidence of orders of these tests by physicians remained too high despite changes in the Company's requisition forms, pricing and compendia of tests instituted after the Government
          Settlement. As a result of a HCFA directive to Medicare carriers, the Company began to receive denials of claims
          submitted  in   September  1993   for  serum  ferritin   and  HDL
          cholesterol tests ordered by physicians and performed in conjunction with automated chemistry panels. Such denials and related suspended billings reduced the Company's 1993 net sales by approximately $18.6 million.

               The Company has undertaken actions with regard to HCFA's concerns. The Company has removed the serum ferritin and HDL cholesterol tests from all standard chemistry profiles offered on its test requisition forms. These tests may be ordered separately or as part of a custom designed profile where specific authorization is provided by the requesting physician. The

          Company estimates that the effect of these changes reduced net sales in 1994 by approximately $60 million.

               The health care industry is undergoing significant change as third party payers, such as Medicare and Medicaid and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In an effort to address this problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Some of the proposals include managed competition, global budgeting and price controls. Although the Clinton Administration's health care reform proposal was not enacted by the 103rd Congress, such proposal or other proposals may be considered in the future. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third party payers may occur as well. The Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

          Year Ended December  31, 1994 compared  with Year Ended  December
          -----------------------------------------------------------------
          31, 1993
          --------

               Net sales increased by $112.0 million to $872.5 million in 1994, an increase of 14.7% over 1993. The inclusion of Allied since June 23, 1994 increased net sales by approximately $96.8 million or 12.7%. Revenues generated by new accounts and numerous acquisitions of small clinical laboratory companies increased net sales by approximately 9.6% and 11.4%, respectively. In addition, a price increase, effective April 1, 1994, increased net sales for 1994 by approximately 1.8%. A reduction in Medicare's fee schedules from 88% to 84% of the 1984 national median effective on January 1, 1994, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately 3.1%. Other factors, in order of decreasing magnitude, comprised the remaining reduction in net sales as follows: declines in the level of HDL cholesterol and serum ferritin testing, lower utilization of laboratory testing, price erosion in the industry as whole and severe weather in the first quarter of 1994. The Company believes that the decline in utilization was due to fewer patient visits to physicians' offices since the number of tests ordered per patient remained relatively constant. Revenues derived from tests performed for beneficiaries of Medicare and Medicaid programs were approximately 35% and 41% of net sales in 1994 and 1993, respectively.

               Cost of sales, which primarily includes laboratory and distribution costs, increased to $597.0 million in 1994 from $444.5 million in 1993. Of the $152.5 million increase, approximately $66.6 million was due to the inclusion of the cost of sales of Allied since June 23, 1994, approximately $62.3 million was a result of higher testing volume, and approximately $7.0 million was due to an increase in phlebotomy staffing to improve client service and meet competitive demand. Rental of premises increased approximately $2.7 million due to the expansion and/or relocation of existing facilities to accommodate increased volume and the full year impact of expanding the number of patient service centers by 50% during 1993. The remaining increase resulted primarily from higher compensation and insurance expenses. As a percentage of net sales, cost of sales increased to 68.4% in 1994 from 58.4% in 1993. The increase in the cost of sales percentage primarily resulted from a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provide little corresponding reduction in costs.

               Selling, general and administrative expenses increased to $149.3 million in 1994 from $121.4 million in 1993, an increase of $27.9 million. Approximately $21.7 million of the increase was due to the inclusion of the selling, general and administrative expenses of Allied since June 23, 1994. Approximately $3.9 million of the increase was a result of a non-recurring charge in the fourth quarter of 1994 for lease costs and the write-off of leasehold improvements related to the relocation of certain of the Company's regional laboratories. The remaining increase was primarily due to expansion of data processing and billing departments due to increased volume and to improve client service. As a percentage of net sales, selling, general and administrative expenses increased to 17.1% in 1994 compared with 16.0% in 1993. The increase in the selling, general and administrative percentage primarily resulted from a reduction in net sales, as discussed above, that provided little corresponding reduction in costs.

               Management expects net sales to continue to grow through strategic acquisitions and the addition of new accounts, although there can be no assurance that the Company will experience such growth. Reductions in Medicare fee schedules, pursuant to OBRA '93, to 80% of the 1984 national median, effective January 1, 1995, followed by an additional reduction to 76% of such median on January 1, 1996, are expected to negatively impact net sales, cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales in the future. Management does not expect future increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales of the magnitude experienced in the year ended December 31, 1994. Management cannot predict if price erosion or utilization declines will continue or their ultimate effect on net sales or results of operations. It is the objective of management to partially offset the increase in cost of sales as a percentage of net sales and selling, general, and administrative expenses as a percentage of net sales through comprehensive cost reduction programs at each of the Company's regional laboratories, although there can be no assurance of the success of such programs.

               The increase in amortization of intangibles and other assets to $16.3 million in 1994 from $9.1 million in 1993 primarily resulted from the acquisition of Allied and several small clinical laboratory companies during 1994 and 1993.

               In  the third  quarter  of  1994,  the  Company  approved  a
          settlement   of  previously   disclosed  shareholder   class  and
          derivative litigation. As previously disclosed, the litigation consisted of two consolidated class action suits and a consolidated shareholder derivative action brought in Federal and state courts in San Diego, California. The settlement involved no admission of wrongdoing. In connection with the settlement, the Company took a pre-tax special charge of $15.0 million and a $6.0 million charge for expenses related to the settled litigation. Insurance payments and payments from other defendants aggregate $55.0 million plus expenses.

               Other gains and expenses in 1993 include expense reimbursement and termination fees of $21.6 million received in connection with the Company's attempt to purchase Damon
          Corporation, less related expenses and the write-off of certain bank financing costs aggregating $6.3 million, resulting in a one-time pre-tax gain of $15.3 million.

               Net interest expense was $33.5 million in 1994 compared to $9.7 million in 1993. The increase resulted primarily from increased borrowings used to finance the Allied Acquisition in June 1994, the acquisition of numerous small laboratory companies during both 1994 and 1993 and repurchases of the Company's common stock in 1993. Higher average interest rates also contributed to the increase in net interest expense.

               The provision for income taxes as a percentage of earnings before income taxes increased to 45.7% in 1994 from 41.0% in 1993, primarily due to a higher effective tax rate for both Federal and state income taxes.

          Year Ended December  31, 1993 compared  with Year Ended  December
          -----------------------------------------------------------------
          31, 1992
          --------

               Net sales increased by $39.1 million to $760.5 million in 1993, an increase of 5.4% over 1992. Revenues generated by new accounts increased net sales by approximately 12.0%. The acquisition of thirty-four small clinical laboratory companies increased the growth in net sales by approximately 3.5%. In addition, net sales for 1993 increased approximately 2.7% because of the Company's annual price increases (effective in January of
          1993). Changes in Medicare's reimbursement policy for LDL tests, coupled with changes in various state Medicaid fee schedules and reimbursement methodologies partially offset the increase in net sales by approximately 1.0%. Medicare's denial of claims for HDL cholesterol and serum ferritin tests, which began in September 1993 and continued through December 20, 1993 when the Company introduced new test forms and procedures, and related suspended billings also offset the increase in net sales by approximately 2.6%. Additionally, a decline in the utilization of laboratory services, and, to a lesser extent, severe weather in the first three months of the year further offset the increase in net sales by approximately 7.3%. Improved accuracy in estimating the difference between amounts billed and amounts received for services provided under third party payor programs, primarily due to the wider use of specific fee schedules for individual third party carriers, resulted in an increase in the growth in net sales of 1.6%. The aggregate impact of various other factors, including discounts granted to meet competitive pressure and movement between payor mix categories, reduced the growth in net sales by approximately 3.5%. Revenues derived from tests performed for beneficiaries of Medicare and Medicaid programs were approximately 41% and 42% of net sales in 1993 and 1992, respectively.

               The Company actively pursued acquisitions of small clinical laboratory companies during 1993. The laboratory industry is consolidating rapidly as smaller, less efficient organizations are experiencing decreasing profitability in the current health care environment. The purchase of thirty-four small laboratories, primarily in the second half of 1993, increased net sales for the year by approximately $25 million. Had all such acquisitions occurred as of the beginning of 1993, the aggregate contribution to net sales is estimated to have been approximately $81 million.

               Cost of sales primarily includes laboratory and distribution costs, a substantial portion of which varies directly with sales. Cost of sales increased to $444.5 million in 1993 from $395.1 million in 1992. As a percentage of net sales, cost of sales increased to 58.4% in 1993 from 54.8% in 1992. Labor costs increased approximately 2.7% of net sales, primarily as a result of an increase in phlebotomy staffing to improve client service and meet competitive demands. Rental of premises also grew approximately 0.3% of net sales due to expanding the number of patient service centers by 50% during 1993. Higher capital spending led to increased depreciation expenses of approximately 0.3% of net sales. Also, several expense categories increased slightly, aggregating approximately 0.3% of net sales. The Company continued to focus on cost savings as part of an ongoing program to improve its cost structure. Internal operating reviews were completed in 15 of the Company's 16 laboratories which were in operation during 1993.

               Selling, general and administrative expenses increased to $121.4 million in 1993 from $117.9 million in 1992, an increase of $3.5 million. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 16.0% in 1993 compared with 16.3% in 1992. This was primarily due to a reduction in the provision for doubtful accounts, reflecting improvements in the collection of delinquent accounts, and also a result of reduced spending for the relocation of Company employees and for legal services. These changes more than offset an increase in labor costs related to staffing added during 1993 to improve billing customer service and expand the Company's information systems group.

               The increase in amortization of intangibles and other assets to $9.1 million in 1993 from $8.3 million in 1992 primarily resulted from the acquisition of several small clinical laboratory companies during 1993.

               Other gains and expenses include expense reimbursement and termination fees of $21.6 million received in connection with the Company's attempt to purchase Damon Corporation, less related expenses and the write-off of certain bank financing costs aggregating $6.3 million, resulting in a one-time pre-tax gain of $15.3 million.

               Investment income decreased to $1.2 million in 1993 from $2.2 million in 1992 and interest expense increased to $10.9 million in 1993 from $4.2 million in 1992. During 1993, cash in excess of operating requirements and increased borrowings were used to finance acquisitions of numerous small clinical laboratory companies and to finance purchases by the Company of its common stock.

               The provision for income taxes as a percentage of earnings before income taxes increased to 41.0% in 1993 from 34.6% in 1992, primarily due to the increase in the U.S. corporate tax rates and as a result of a higher effective rate for state income taxes.

          Liquidity and Capital Resources

               The Company has entered into the Merger  Agreement with HLR,
          RBL, and (for the purposes set forth in the Merger Agreement) Roche providing for, among other things, the merger of RBL with and into the Company with the Company as the surviving corporation, and pursuant to which, subject to certain exceptions, each outstanding share of common stock, par value $0.01 per share, of the Company, will be converted into (i) 0.72 of a share of common stock of the Company and (ii) the right to receive $5.60 in cash, without interest.

               In addition, all shares of common stock, no par value, of RBL issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares, which will be canceled) will be converted into, and become, that number of newly issued shares of Company common stock as would, in the aggregate and after giving effect to the Merger and the Company common stock owned by HLR, RBL and their subsidiaries immediately after the effective time of the Merger, equal 49.9% of the total number of shares of Company common stock outstanding immediately after the effective time of the Merger (after giving effect to the issuance of Company common stock in respect of the Company employee stock options in connection with the Merger).

               In connection with the Merger, the Company currently intends to declare a dividend, payable to holders of record of shares of Company common stock as of the third business day prior to the date of the special meeting of the stockholders to consider and vote on the approval and adoption of the Merger, which dividend will consist of 0.16308 of a warrant per outstanding share of Company common stock, each such warrant representing the right to purchase one newly issued share of Company common stock for $22.00 (subject to adjustments) on the fifth anniversary of the issuance of the Warrant. In addition, the Merger Agreement provides for the issuance to and purchase by Roche, for a purchase price of $51.0 million, of 8,325,000 Roche Warrants to purchase shares of Company common stock, which warrants will have the terms described in the preceding sentence.

               The aggregate cash consideration of approximately $474.7 million to be paid to stockholders of the Company in the Merger will be financed from three sources: a cash contribution by the Company of approximately $288.0 million out of proceeds of borrowings by the Company in an equal amount, a cash contribution to be made by HLR in the amount of approximately $135.7 million and the proceeds from the issuance of the Roche Warrants.

               The Company has obtained a commitment for a credit facility, which will include a term loan facility of not more than $800.0 million and a revolving credit facility of not more than $400.0 million, to refinance the Company's existing indebtedness and to finance the Company's portion of the total cash consideration to be paid to stockholders of the Company in the Merger. The specific terms and conditions of the credit facility are currently under negotiation.
               Restructuring costs of approximately $84.0 million are expected to be recorded by the Company at the close of the Merger. These costs will reflect the write-off of deferred financing costs related to the repayment of the Company's existing revolving credit facility and term loan facility entered into in connection with the Allied Acquisition financing and the creation of reserves for severance and benefit costs, costs for office facilities expected to be closed, vacant space costs, systems conversion costs and other restructuring expenses of the Company associated with the Merger.

               The Company has generated cash flow in excess of its operating requirements in each of the three past fiscal years. Cash from operations was $14.7 million, $57.2 million and $102.4 million for the years ended December 31, 1994, 1993 and 1992, respectively. Cash used for capital expenditures was $48.9 million, $33.6 million and $34.9 million for the years ended December 31, 1994, 1993, and 1992, respectively. The Company expects capital expenditures to be approximately $45.0 to $55.0 million in 1995 to accommodate expected growth, further automate laboratory processes, improve efficiency and further integrate the Company and Allied.

               On May 3, 1994, the Company entered into a definitive agreement to acquire Allied. Pursuant to the agreement, on May 9, 1994, a subsidiary of the Company commenced a cash tender offer for all shares of Allied common stock for $23 per share. The agreement provided that any shares not tendered and purchased in the offer were to be exchanged for $23 per share in cash in a second-step merger. On June 7, 1994, the Company entered into an agreement whereby the price payable in such cash tender offer and such second-step merger was reduced to $21.50 per share, or an aggregate of approximately $12.6 million. A subsidiary of the Company acquired Allied as a wholly owned subsidiary on June 23, 1994, for approximately $191.5 million in cash plus the assumption of $24.0 million in Allied indebtedness and the recognition of approximately $5.0 million of Allied net liabilities.

               During 1994, the Company acquired 11 small clinical laboratory companies in various locations of the United States for an aggregate amount of $46.4 million in cash plus the recognition of $32.9 million of liabilities. These laboratories, on an annual basis, are expected to generate approximately $49 million in net sales. During 1993, the Company acquired thirty-four clinical laboratory companies for an aggregate amount of $78.2 million in cash plus the recognition of $0.7 million of liabilities.

               On June 21, 1994, Intermediate Holdings II, a subsidiary of the Company, entered into the Credit Agreement dated as of such date (the "Credit Agreement") with the banks named therein (the "Banks"), Citicorp USA, Inc., as administrative agent (the "Bank Agent"), and certain co-agents named therein, which made available to Intermediate Holdings II the Term Facility of $400.0 million and the Revolving Credit Facility of $350.0 million. The Bank Facility provided funds for the Allied Acquisition, for the refinancing of certain existing debt of Allied and NHLI, to pay related fees and expenses and for general corporate purposes of Intermediate Holdings II and its subsidiaries, in each case subject to the terms and conditions set forth therein.

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

               The Revolving Credit Facility matures in June 1999, with semi-annual reductions of availability of $50.0 million, commencing in December 1997. The Term Facility matures in December 2000, with repayments in each quarter prior to maturity based on a specified amortization schedule. The Bank Facility bears interest, at the option of Intermediate Holdings II, at (i) Citibank, N.A.'s Base Rate (as defined in the Credit Agreement), plus a margin of up to 0.75% per annum, based upon variations in certain financial tests or (ii) the Eurodollar rate for one, two, three or six month interest periods (as selected by Intermediate Holdings II), plus a margin varying between 1.25% and 2.00% per annum based upon the Company's financial performance. At December 31, 1994 the effective rate was 8.157%.

               Aggregate maturities on long-term debt are $39.0 million, $48.7 million, $58.5 million, $68.2 million and $77.9 million for the years 1995 through 1999, respectively.

               The Bank Facility is guaranteed by Intermediate Holdings I and certain subsidiaries of Intermediate Holdings II and is secured by pledges of stock and other assets of Intermediate Holdings II and its subsidiaries.

               On June 21, 1994, $400.0 million available under the Term Facility was borrowed by Intermediate Holdings II and loaned to NHLI and was used by NHLI to repay in full its existing revolving credit facilities and for working capital and general corporate purposes. On June 23, 1994, Intermediate Holdings II borrowed $185.0 million of the amount available under the Revolving Credit Facility to consummate the Allied Acquisition.

               In  connection  with  the  Allied  Acquisition, the  Company announced  that it  terminated  its 10  million share  repurchase program, under which 7,795,800 common shares had been repurchased, and established a new $50.0 million stock repurchase program through which the Company will acquire additional shares of the Company's common stock from time to time in the open market. As of December 31, 1994, there were no repurchases under the new stock repurchase program.

               During  1993,   the  Company  purchased   9,485,800  of  its
          outstanding common stock for an aggregate amount of $154.2 million. The purchase was financed by borrowings under the revolving credit facilities in existence at such time and cash on hand. In connection with the corporate reorganization on June 7, 1994, all of the 14,603,800 treasury shares held by NHLI were cancelled. As a result, the $286.1 million value assigned to such treasury shares was eliminated with corresponding decreases in the par value, additional paid-in capital and retained earnings of $0.2 million, $72.3 million and $213.6 million, respectively. The Company announced, also in connection with the Allied Acquisition, that it is discontinuing its dividend payments for the foreseeable future in order to increase its flexibility with respect to both its acquisition strategy and stock repurchase plan.

               Pursuant to the settlement of previously disclosed shareholder class and derivative litigation, a total of $6.0 million was paid for such settlement and other expenses during 1994. The remaining amount due as part of the settlement was paid on February 15, 1995.

               Pursuant to the Government Settlement, a total of $23.8 million was paid for the Government Settlement and other expenses during 1994, including aggregate cash payments of $16.0 million made to the Federal government. The remaining amount due the Federal government, $11.0 million, will be paid in quarterly installments through September 1995, which installments are expected to be paid with cash generated from operations. During 1993, the Company paid $55.8 million for settlement and related expenses, including $38.0 million to the Federal government.

               During 1991, the Company guaranteed a $9.0 million, 5 year loan to a third party for construction of a new laboratory to replace one of the Company's existing facilities. Following its completion in November 1992, the building was leased to the Company by this third party. Under the terms of this guarantee, as modified, the Company is required to maintain 105% of the outstanding loan balance, including any overdue interest, as collateral in a custody account established and maintained at the lending institution. As of December 31, 1994 and 1993, the Company had placed $9.5 million of investments in the custody account.

          Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Reference is made to the Index on Page F-1 of the Financial Report included herein.

          Item 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS  ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

               Not Applicable.

                                       PART III


          Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The following table sets forth as of February 15, 1995 the executive officers and directors of the Company:


                 Name                             Position
          ------------------                 ---------------------------
          Ronald O. Perelman                 Chairman of the Board and
                                               Director
          James R. Maher                     President, Chief Executive
                                               Officer and Director
          David C. Flaugh                    Senior Executive Vice
                                               President, Chief Operating
                                               Officer and Acting Chief
                                               Financial Officer and
                                               Treasurer
          Timothy J. Brodnik                 Executive Vice President
          Larry L. Leonard                   Executive Vice President
          John F. Markus                     Executive Vice President and
                                               Corporate Compliance Officer
          James G. Richmond                  Executive Vice President and
                                               General Counsel
          W. David Slaunwhite, Ph.D.         Executive Vice President
          Bernard E. Statland, M.D., Ph.D.   Executive Vice President and
                                               Chief Executive Officer of
                                               National Reference
                                               Laboratory
          Robert E. Whalen                   Executive Vice President
          Saul J. Farber, M.D.               Director
          Howard Gittis                      Director
          Ann Dibble Jordan                  Director
          David J. Mahoney                   Director
          Paul A. Marks, M.D.                Director
          Linda Gosden Robinson              Director
          Samuel O. Thier, M.D.              Director

               Ronald O. Perelman (52) has been Chairman of the Board and Director of the Company since 1988. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes Holdings Inc. ("M&F Holdings") and Mafco Holdings Inc. ("Mafco" and together with M&F Holdings, "MacAndrews & Forbes") for more than the past five years. Mr. Perelman also is Chairman of the Board of Andrews Group Incorporated ("Andrews Group"), Consolidated Cigar Corporation ("Consolidated Cigar"), New World Communications Group Incorporated ("New World Communications"),

          Mafco Worldwide Corporation ("Mafco Worldwide"), Marvel Entertainment Group, Inc. ("Marvel") and Revlon Consumer Products Corporation ("Revlon Products"). Mr. Perelman is a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Andrews Group, The Coleman Company, Inc. ("Coleman"), Coleman Holdings Inc., Coleman Worldwide Corporation, Consolidated Cigar, First Nationwide Holdings Inc. ("FNH"), Mafco Worldwide, Marvel, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel Parent"), Marvel III Holdings Inc. ("Marvel III"), New World Communications, New World Television Incorporated ("NWTV"), NWCG Holdings Corporation ("NWCG Holdings"), Revlon Products and Revlon Worldwide Corporation. Mr. Perelman is also a Director of First Nationwide Bank, a Federal Savings Bank.

               James R. Maher (45) has been President, Chief Executive Officer and a Director of the Company since December 1992. Mr. Maher was Vice Chairman of The First Boston Corporation from 1990 to 1992 and Managing Director of The First Boston Corporation from 1982 to 1992. Mr. Maher also is a Director of First Brands Corporation.

               David C. Flaugh (47) has been Chief Operating Officer and Senior Executive Vice President of the Company since 1993. He has been Acting Chief Financial Officer and Treasurer of the Company since July 1994. Mr. Flaugh was Vice President-Managing Director, Chief Financial Officer and Treasurer of the Company from 1991 to 1993. From 1988 to 1991, Mr. Flaugh was Vice President-Finance. From 1984 to 1988, Mr. Flaugh was Vice President and Controller.

               Timothy J. Brodnik (47) joined the Company in 1971. He was appointed Executive Vice President of the Company in 1993 and was Senior Vice President from 1991 to 1993 and Vice President-Division Manager commencing 1979. Mr. Brodnik oversees the Company's sales operations and major regional laboratories in Florida and North Carolina.

               Larry L. Leonard (53), who holds a Ph.D. degree in microbiology, joined the Company in 1978. He was appointed Executive Vice President of the Company in 1993 and was Senior Vice President from 1991 to 1993 and Vice President-Division Manager commencing 1979. Dr. Leonard oversees major regional laboratories in Arizona, Texas and Colorado.

               John F. Markus (43) joined the Company in 1990. He was appointed Executive Vice President and Director of Compliance in 1993 and was Vice President-Managing Director from 1990 to 1993. Previously, Mr. Markus was an attorney in the law firm of Akin,

          Gump, Strauss, Hauer and Feld in Washington D.C. for more than five years and was a partner in such firm since 1989.

               James G. Richmond (50) joined the Company in 1992 as Executive Vice President and General Counsel. Previously, Mr. Richmond was Managing Partner of the law firm of Coffield, Ungaretti & Harris in Chicago from 1991 to 1992. Prior thereto, he was Special Counsel to the Deputy Attorney General of the United States from 1990 to 1991 and from 1985 to 1991 was United States Attorney for the Northern District of Indiana.

               W. David Slaunwhite, Ph.D. (49) joined the Company in 1981. He was appointed Executive Vice President in 1993, was Vice
          President-Managing Director from 1991 to 1993 and Vice President-Division Manager from 1989 to 1991. Prior to that he held positions of increasing importance with the Company.

               Bernard E. Statland, M.D., Ph.D. (53) joined the Company in 1990. He was appointed Executive Vice President in 1993 and was Vice President-Managing Director from 1990 to 1993. In addition, Dr. Statland is Chief Executive Officer of the National Reference Laboratory. Dr. Statland was named a Scientific Advisor on the Company's Board of Consultants in 1989. Prior to joining the Company, he was Director of Pathology and Laboratory Medicine at Methodist Hospital of Indiana for four years and previously held a similar position at Boston University Hospital.

               Robert E. Whalen (52) joined the Company in 1976. He was named Executive Vice President of the Company in 1993 and was Senior Vice President from 1991 to 1993 and Vice President-Administration commencing 1985. From 1979 to 1985, he was Vice President-Division Manager of the Company. Mr. Whalen oversees human resources, information systems, client service and major regional laboratories in California, Washington, Nevada and Utah.

               Saul J. Farber, M.D. (77) has been a Director of the Company since 1988. He has been Chairman of the Department of Medicine of the New York University School of Medicine since 1966, Frederick H. King Professor of Medicine since 1978 and Dean of the School of Medicine since 1987.

               Howard Gittis (60) has been a Director of the Company since 1988. He has been Vice Chairman and a Director of MacAndrews & Forbes and various affiliates since 1985. Mr. Gittis also is a Director of Andrews Group, Consolidated Cigar, Mafco Worldwide, Revlon Products, Revlon Worldwide, New World Communications, NWTV, First Nationwide Holdings and NWCG Holdings, Jones Apparel Group, Inc. and Loral Corporation. Mr. Gittis is also a Director of First Nationwide Bank, a Federal Savings Bank.

               Ann Dibble Jordan (60) has been a Director of the Company since 1990. She is a consultant and was previously Field Work Assistant Professor, School of Social Service Administration, University of Chicago from 1970 to 1987. Ms. Jordan also is a Director of Johnson & Johnson Corporation, Capital Cities--ABC, Inc., The Traveler's Companies, Salant Corp., The Hechinger Company and Automatic Data Processing, Inc.

               David J. Mahoney (71) has been a Director of the Company since 1988. He has been President of David Mahoney Ventures since 1983 and was Chairman of Norton Simon, Inc. for more than five years prior to 1983. Mr. Mahoney also is a Director of The Dreyfus Corporation and Bionaire Inc.

               Paul A. Marks, M.D. (68) has been a Director of the Company since 1991. He has been President and Chief Executive Officer of Memorial Sloan-Kettering Cancer Center since 1980. He has been a Professor of Medicine at Cornell University Medical College since 1982 and a Professor at Cornell University Graduate School of Medical Sciences since 1983. He is a member of the National Academy of Sciences and American Academy of Arts and Sciences. Dr. Marks also is a Director of Pfizer, Inc., several Dreyfus Mutual Funds, Life Technologies, Inc. and Tularik, Inc.

               Linda Gosden Robinson (42) has been a Director of the Company since 1990. She has been President and Chief Executive Officer of Robinson Lake Sawyer Miller since 1986 and was Senior Vice President, Corporate Affairs, of Warner Cable Communications, Inc. from 1983 to 1986. Ms. Robinson also is a Director of Bozell, Jacobs, Kenyon & Eckhardt, Inc. She is a Trustee of New York University Medical Center.

               Samuel O. Thier, M.D. (57) has been a Director of the Company since 1992. Dr. Thier became President and Chief Executive Officer of Massachusetts General Hospital in 1994. He was President of Brandeis University from 1991 to 1994 and was President of the Institute of Medicine of the National Academy of Sciences from 1985 to 1991. From 1966 to 1985 Dr. Thier served on the faculties of the medical schools at Harvard University, University of Pennsylvania and Yale University. At Yale University, Dr. Thier was Chairman of the Department of Internal Medicine from 1975 through 1985. Dr. Thier is a Director of Merck & Co., Inc. and Shawmut National Corp.

          Board of Directors and its Committees

               The Board of Directors has an Executive Committee, an Audit Committee, an Employee Benefits Committee, an Ethics and Quality Assurance Committee and a Nominating Committee.

               The Executive Committee consists of Messrs. Perelman, Gittis and Maher. The Executive Committee may exercise all the powers and authority of the Board, except as otherwise provided under the corporation law of Delaware. The Audit Committee, consisting of Dr. Farber, Ms. Jordan and Dr. Marks, makes recommendations to the Board regarding the engagement of the Company's independent auditors, reviews the plan, scope and results of the audit, reviews with the auditors and management the Company's policies and procedures with respect to internal accounting and financial controls and reviews changes in accounting policy and the scope of the non-audit services which may be performed by the Company's independent auditors. The Ethics and Quality Assurance Committee consists of Mr. Gittis, Dr. Farber and Ms. Jordan. The Ethics and Quality Assurance Committee is responsible for ensuring that the Company adopts and implements procedures that require the Company's employees to act in accordance with high ethical standards and deliver high quality services. The Ethics and Quality Assurance Committee was formed in February 1994. The Employee Benefits Committee, consisting of Dr. Farber, Messrs. Gittis and Mahoney, Ms. Robinson and Dr. Thier, makes recommendations to the Board regarding compensation, benefits and incentive arrangements for officers and other key managerial employees of the Company. The Employee Benefits Committee may consider and recommend awards of options to purchase shares of common stock pursuant to the Company's 1988 Stock Option Plan and the 1994 Stock Option Plan. The Nominating Committee, consisting of Mr. Perelman, Ms. Jordan, Ms. Robinson and Dr. Thier, makes recommendations to the Board regarding the qualifications for directors and procedures for identifying possible nominees. The Nominating Committee also reviews the performance of current directors and evaluates the appropriate size and composition of the Board.

               During 1994, the Board of Directors held eleven meetings and the Executive Committee acted fourteen times by unanimous written consent of all members thereof, each in accordance with the Company's by-laws and the corporation law of Delaware. The Employee Benefits Committee held two meetings, the Audit Committee held three meetings and the Ethics and Quality Assurance Committee held one meeting in 1994. The Nominating Committee did not meet in 1994. During 1994, no director attended fewer than 75% of the meetings of the board and the committees of which he or she is a member other than Mr. Mahoney and Dr. Thier.

          Item 11.  EXECUTIVE COMPENSATION

               The compensation paid by the Company to its Chief Executive Officer and each of the Company's four most highly compensated executive officers for services during the year ended December 31, 1994 was as follows:

                              Summary Compensation Table

                                                       |Long-Term|
                                                       |Compensa-|
                                                       |   tion  |
                                   Annual Compensation |  Awards |
                                                       |         |   All
                                                       |         |  Other
                                                       |         | Compen-
                                    Salary      Bonus  | Options | sation
Name and Principal Position Year    ($)(a)      ($)(b) | SARs (#)| ($)(c)
- --------------------------  ----  ---------  ---------  --------  -------
James R. Maher, President   1994  $1,000,001 $  450,000|  350,000|$20,066
  and Chief Executive       1993   1,000,000    500,000|     -   | 29,136
  Officer                   1992      34,616  1,662,500|  300,000|    -
                                                       |         |
David C. Flaugh, Senior     1994     499,991    375,000|  200,000| 14,154
  Executive Vice President  1993     507,683    400,000|  125,000| 13,865
  Chief Operating Officer   1992     267,117    265,000|     -   |  9,287
  and Acting Chief Financial                           |         |
  Officer and Treasurer                                |         |
                                                       |         |
Timothy J. Brodnik,         1994    325,000     246,250|  150,000|  8,853
  Executive Vice President  1993    325,000     262,500|   50,000| 11,334
                            1992    238,046     243,800|     -   | 10,007
                                                       |         |
W. David Slaunwhite, Ph.D., 1994    325,000     266,250|   75,000|  8,850
  Executive Vice President  1993    324,615     282,500|   50,000| 11,397
                            1992    267,117     265,000|     -   | 94,644
                                                       |         |
Bernard E. Statland, M.D.,  1994    457,500     236,250|   25,000| 14,759
  Ph.D., Executive Vice     1993    457,500     252,500|   50,000| 17,219
  President                 1992    386,243     365,000|     -   | 15,482

(a) Includes salary paid or accrued for each indicated year.
(b) Includes bonus accrued or paid for each indicated year and other payments made pursuant to employment agreements. The 1992 amount for Mr. Maher represents the value, on the date of grant, of 100,000 shares of the Company's common stock granted in 1992.
(c) Reflects the following: (i) relocation expenses in 1993 for Mr. Maher of




    $14,001 and in 1992 for Dr. Slaunwhite of $84,365; (ii) life insurance premiums of $15,566 in 1994 and $8,060 in 1993 for Mr. Maher, $9,654 in 1994, $6,790 in 1993 and $3,414 in 1992 for Mr. Flaugh, $4,353 in 1994,
    $4,259 in  1993 and  $3,141 in  1992  for Mr. Brodnik,  $4,350 in  1994,
    $4,322  in 1993  and $3,413  in 1992  for Dr. Slaunwhite and  $10,259 in
    1994,  $10,144 in 1993 and $8,616 in 1992 for Dr. Statland; (iii) 401(a)
    and (k) contributions in 1994 of $4,500 and in 1993 of $7,075 for each of such individuals named in the table and in 1992 of $5,873 for Mr. Flaugh and $6,866 for each of Mr. Brodnik, Dr. Slaunwhite and Dr. Statland.

 Stock Option Transactions in 1994

     During 1994, the following grants were made under the 1988 Stock Option Plan and the 1994 Stock Option Plan for the executive officers named in the Summary Compensation Table:

                        Option/SAR Grants in 1994

                                                                   Grant
                                                                    Date
                            Individual Grants                      Value

                                    Percen-
                                    tage of
                                     Total
                                   Options/
                      Number of      SARs
                     Securities    Granted  Exercise                 Grant
                     Underlying    to Em-    or Base                  Date
                    Options/SARs   ployees    Price   Expiration    Present
     Name            Granted(a)    in 1994    ($/Sh)      Date      Value $(b)
- ---------------     -----------    ------   -------   ---------   -----------
James R. Maher        350,000       17%     $11.75-    2/10/04-    $2,663,000
                                            $13.875    7/12/04

David C. Flaugh       200,000       10      $11.75-    2/10/04-     1,535,000
                                            $13.875    7/12/04

Timothy J. Brodnik    150,000        7      $11.75-    2/10/04-     1,151,000
                                            $13.875    7/12/04

W. David Slaunwhite,
  Ph.D.                75,000        4      $13.875    2/10/04        611,000

Bernard E. Statland,
  M.D., Ph.D.          25,000        1      $13.875    2/10/04        204,000



(a)  No tandem SARs were granted in 1994.
(b) Valuation based upon the Black-Scholes option pricing model assuming a volatility of .351 (based on the weekly closing stock prices from January 1, 1993 to January 7, 1994; a risk free interest rate of 6.0% (the asking yield on the 10-year U.S. Treasury Strip maturing February
     2004); and a dividend yield of 0.0%. The valuation assumptions have made no adjustments for non-transferability.

          For each grant of non-qualified options made in 1994, the exercise price was equivalent to the fair market price per share on the date of grant. One third of the option's shares of common stock vested on the date of grant and one third vests on each of the first and second anniversaries of such date, subject to their earlier expiration or termination.

               The following chart shows, for 1994, the number of stock options exercised and the 1994 year-end value of the options held by the executive officers named in the Summary Compensation
          Table:

                       Aggregated Option/SAR Exercises in 1994
                         and Year-End 1994 Option/SAR Values

                                            Number of      Value of
                                            Securities     Unexercised
                                            Underlying     In-the-Money
                                            Unexercised    Options/SARs
                                            Options/SARs   at Year-
                                            at Year-End    End ($)(a)
                    Shares
                  Acquired on     Value     Exercisable/   Exercisable/
    Name          Exercise (#) Realized ($) Unexercisable  Unexercisable
- --------------   ------------  -----------  -------------  -------------
James R. Maher           0          $0          416,667       $100,000
                                                233,333        200,000

David C. Flaugh          0           0          166,500         50,000
                                                175,000        100,000

Timothy J. Brodnik       0           0           94,833         37,500
                                                116,667         75,000

W. David Slaunwhite,     0           0           74,833              0
  Ph.D.                                          66,667              0

Bernard E. Statland,     0           0           58,167              0
  M.D., Ph.D.                                    33,333              0

(a) Calculated using actual December 31, 1994 closing price per common share on the NYSE Composite Tape of $13.25

          Retirement Benefits and Savings Plan

               The following table sets forth the estimated annual retirement benefits payable at age 65 to persons retiring with the indicated average direct compensation and years of credited service, on a straight life annuity basis after Social Security offset, under the Company's Employees' Retirement Plan, as supplemented by the Company's Pension Equalization Plan.

                                  Pension Plan Table

   Five year
   average
Compensation(1) 10 Years(2) 15 Years(2) 20 Years(2) 25 Years(2) 30 Years(2)
- --------------- ----------- ----------- ----------- ----------- -----------
  $ 50,000        $ 6,898      $10,346    $ 13,795    $ 17,244   $ 20,693
   100,000         16,242       24,364      32,485      40,606     48,727
   150,000         25,602       38,404      51,204      64,006     76,807
   200,000         34,962       52,444      69,924      87,406    104,887
   250,000         44,322       66,484      88,644     110,806    132,967
   300,000         53,682       80,524     107,364     134,206    161,047


(1) Highest consecutive five year average base compensation during final ten years. Compensation considered for this five year average is reflected in the Summary Compensation Table under the heading "salary." Under the Equalization Plan, a maximum of $300,000 final average compensation is considered for benefit calculation. No bonuses are considered.

(2) Under the plans, the normal form of benefit for an unmarried participant is a life annuity with a guaranteed minimum payment of ten years. Payments in other optional forms, including the 50% joint and survivor normal form for married participants, are actuarially equivalent to the normal form for an unmarried participant. The above table is determined with regard to a life only form of payment; thus, payment using a ten year guarantee would produce a lower annual benefit.

               The  Retirement Plan,  which  is intended  to qualify  under
          Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"), is a defined benefit pension plan designed to provide an employee having 30 years of credited service with an annuity equal to 52% of final average compensation less 50% of estimated individual Social Security benefits. Credited service is defined generally as all periods of employment with National Health Laboratories Incorporated, a participating subsidiary or with Revlon prior to 1992, after attainment of age 21 and completion of one year of service. Final average compensation is defined as average annual base salary during the five consecutive calendar years in which base salary was highest out of the last ten years prior to normal retirement age or earlier termination. The

          Employment Retirement Income Security Act of 1974, as amended, places certain maximum limitations upon the annual benefit payable under all qualified plans of an employer to any one individual. Such limitation for defined benefit pension plans was $118,800 for 1994 (except to the extent a larger benefit had accrued as of December 31, 1982) and $120,000 for 1995, and will be subject to cost of living adjustments for future years. In addition, the Tax Reform Act of 1986 limits the amount of compensation that can be considered in determining the level of benefits under qualified plans. The applicable limit is adjusted annually; for 1994 the limit was $150,000. For 1995 the limit will remain at $150,000. The Company believes that, with respect to certain employees, annual retirement benefits computed in accordance with the Retirement Plan's benefit formula may be greater than such qualified plan limitation. The Company's non-qualified, unfunded, Equalization Plan is designed to provide for the payment of the difference, if any, between the amount of such maximum limitation and the annual benefit that would be payable under the Retirement Plan but for such limitation.

               As of December 31,1994, credited years of service under the retirement plans for the following individuals are for Mr. Maher-1 year, Mr. Flaugh-22 years, Dr. Slaunwhite 12 years, Dr. Statland 3 years and Mr. Brodnik 21 years.

          Compensation of Directors

               Directors who are not currently receiving compensation as officers or employees of the Company or any of its affiliates are paid an annual $25,000 retainer fee, payable in monthly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof they attend.

          Compensation Plans and Arrangements

               The Company has an employment agreement with Mr. Maher which provides for his employment as Chief Executive Officer of the Company through December 31, 1995 at an annual salary of $1,000,000 and an annual bonus of $500,000 and an additional discretionary bonus as may be awarded at the discretion of the Board of Directors. If the employment agreement is terminated by Mr. Maher for certain specified reasons, including, but not limited to, (i) the assignment of duties materially inconsistent with Mr. Maher's status as Chief Executive Officer of the Company or resulting in an adverse alteration in the nature of his responsibilities, (ii) a reduction by the Company in the annual salary or annual bonus or a failure by the Company to pay any such amount when due, (iii) the relocation of the Company's principal executive offices to a location more than 50 miles from

          La Jolla, California or the Company's failure to permit Mr. Maher to maintain his principal places of employment at both the Company's principal executive offices in La Jolla, California and in New York, New York or (iv) the occurrence of a change in control of the Company which, for such purpose, is deemed to occur if Mr. Perelman ceases beneficially to own 5% or more of the combined voting power of the Company's outstanding securities, then the Company will be required to pay Mr. Maher, within five days following the date of such termination, in a lump sum in cash, the sum of (i) any amounts due to Mr. Maher as annual salary and annual bonus, but unpaid, and (ii) $3,000,000. In connection with the Merger, the Company will pay Mr. Maher a special bonus of $1,000,000, subject to certain conditions, in recognition for his efforts on behalf of the Company with respect to the Merger. The special bonus is in addition to any other payments Mr. Maher may become entitled to under his employment agreement with the Company in connection with the Merger.

               The Company has an amended employment agreement with Mr. Flaugh which provides for his employment as Senior Executive Vice President and Chief Operating Officer of the Company through December 31, 1996 at an annual salary of $500,000 with an annual bonus of 50% of the annual salary then in effect and an additional discretionary bonus as may be awarded at the discretion of the Board of Directors. Pursuant to his employment agreement, Mr. Flaugh received a $150,000 lump sum payment in December 1994. The employment agreement also provides that the duties assigned to Mr. Flaugh will be performed primarily at the offices of the Company in San Diego County, California. If the employment agreement is terminated by Mr. Flaugh for certain specified reasons including (i) the assignment of duties materially inconsistent with Mr. Flaugh's status as Senior Executive Vice President, (ii) a reduction by the Company in the annual salary or annual bonus or a failure by the Company to pay any such amount when due or (iii) a material breach of any of the terms of the employment agreement by the Company, then the Company will be required to pay, in monthly installments, (i) the annual salary Mr. Flaugh would have otherwise received during the remainder of the employment period and (ii) for a period of one year following the date of the expiration of the employment term, in consideration of the performance of specified noncompetition obligations, an amount equal to one-half the annual salary at the rate in effect on the date of expiration of the employment term.

               The  Company   has  an  amended  employment  agreement  with
          Mr. Brodnik which provides for him to be employed as an Executive Vice President through December 31, 1996 at an annual salary of $325,000 with an annual bonus equal to 50% of the annual salary then in effect and an additional discretionary bonus as may be awarded at the discretion of the Board of Directors. Pursuant to his employment agreement, Mr. Brodnik received a $100,000 lump sum payment in December 1994. The employment agreement also provides that the duties assigned to Mr. Brodnik will be performed primarily at the offices of the Company in Fairfax County, Virginia. If the employment agreement is terminated by Mr. Brodnik for certain specified reasons, including, (i) the assignment of duties materially inconsistent with the status of the office of Executive Vice President of the Company or resulting in an adverse alteration in the nature of the responsibilities associated therewith, (ii) a reduction by the Company in the annual salary or annual bonus or a failure by the Company to pay any such amount when due or (iii) a material breach of any of the terms of the employment agreement by the Company, then the Company will be required to pay, in monthly installments, (i) the annual salary and annual bonus Mr. Brodnik would have otherwise received during the remainder of his employment period and (ii) for a period of one year following the date of expiration of his employment term, in consideration of the performance of specified noncompetition obligations, an amount equal to one-half the annual salary at the rate in effect on the date of expiration of his employment term.

               The Company has an amended employment agreement with Dr. Slaunwhite which provides for him to be employed as an Executive Vice President through December 31, 1996 at an annual salary of $325,000 with an annual bonus equal to 50% of the annual salary then in effect and an additional discretionary bonus as may be awarded at the discretion of the Board of Directors. Pursuant to his employment agreement, Dr. Slaunwhite received a lump sum payment of $120,000 in December 1994. If the employment agreement is terminated by Dr. Slaunwhite for certain specified reasons, including, (i) the assignment of duties materially inconsistent with the status of the office of Executive Vice President of the Company or resulting in an adverse alteration in the nature of the responsibilities associated therewith, (ii) a reduction by the Company in the annual salary or annual bonus or a failure by the Company to pay any such amount when due or (iii) a material breach of any of the terms of the employment agreement by the Company, then the Company will be required to pay, in monthly installments, (i) the annual salary and annual bonus Dr. Slaunwhite would have otherwise received during the remainder of his employment period and (ii) for a period of one year following the date of expiration of his employment term, in consideration of the performance of specified noncompetition obligations, an amount equal to one-half the annual salary at the rate in effect on the date of expiration of his employment term.

               The  Company has  an amended  employment agreement  with Dr.

          Statland which provides for his employment as Executive Vice President of the Company and Chief Executive Officer of National Reference Laboratory through December 31, 1995 at an annual salary of $325,000 with an annual bonus of equal to 50% of the annual salary then in effect and an additional discretionary bonus as may be awarded at the discretion of the Board of Directors. Pursuant to his employment agreement, Dr. Statland received a $90,000 lump sum payment in December 1994. If the employment agreement is terminated by Dr. Statland following a material breach of any of the terms of the employment agreement by the Company, then the Company will be required to pay, in monthly installments, (i) the annual salary Dr. Statland would have otherwise received during the remainder of the employment period and (ii) for a period of one year following the date of the expiration of the employment term, in consideration of the performance of specified noncompetition obligations, an amount equal to one-half the annual salary at the rate in effect on the date of expiration of the employment term.

          Employee Benefits Committee Interlocks and Insider Participation

               The members of the Employee Benefits Committee are Saul J. Farber, M.D., Howard Gittis, David J. Mahoney, Linda Gosden Robinson and Samuel O. Thier, M.D. No member of the Employee Benefits Committee is an officer or employee of the Company.

               Certain Director Relationships. Robinson Lake Sawyer Miller, the corporate communications firm of which Ms. Robinson is President and Chief Executive Officer performs corporate communications services for MacAndrews & Forbes and its affiliates, including the Company. The amount of compensation paid to Robinson, Lake for services to the Company in 1994 was $233,670. On September 17, 1993, the Company purchased 66% of the common stock of a newly-formed corporation, Health Partners, Inc. ("Health Partners"). Robinson purchased 2% of the common stock of Health Partners. In 1994, the Company sold its interest in Health Partners for an amount equal to the original cost. Ms. Robinson is the wife of the principal of J.D. Robinson Inc. which performs consulting services for MacAndrews & Forbes and receives $250,000 per annum from MacAndrews & Forbes for such services to MacAndrews & Forbes. The principal of J.D. Robinson Inc. also serves as a Director of a subsidiary of MacAndrews & Forbes.

               Ms. Jordan is the wife of a director of a subsidiary of MacAndrews & Forbes who is a partner in a law firm that has on a regular basis in the past provided services and that continues to provide services to MacAndrews & Forbes and its affiliates, including the Company. No services were performed by such firm in 1994 for the Company.

               Dr. Farber was on the Company's Scientific Advisory board through June 30, 1994 and was paid $7,500 for such services.


          Employee Benefits Committee Report on Executive Compensation

               The Employee  Benefits Committee  of the Board  of Directors
          (the "Committee") is comprised of Saul J. Farber, M.D., Howard Gittis, David J. Mahoney, Linda Gosden Robinson and Samuel O. Thier, M.D. The Committee's duties include determination of the Company's compensation and benefit policies and practices for executive officers and key managerial employees. The Committee also considers and awards options to purchase shares of the Company's common stock pursuant to the Company's 1994 Stock Option Plan. In accordance with rules established by the Commission, the Company is required to provide certain data and information in regard to the compensation provided to the Company's Chief Executive Officer and the four other most highly compensated executive officers. The Committee has prepared the following report for inclusion in this Annual Report.

               Compensation Policies. The Company's current compensation arrangements for senior executives are significantly affected by the Company's long history as a private company until the 1988 initial public offering, after which an Employee Benefits Committee was established. The overall compensation program for officers historically emphasized a strong base salary position in relation to competitive practice and a competitive annual bonus opportunity dependent upon the operating income performance of the corporation. In contrast to the Company's highly competitive cash compensation policy, the Company did not offer long-term incentive opportunities as an executive compensation element until 1989 when the first stock option awards were made. The Committee understands that the combination of strongly competitive cash compensation and modest use of long-term incentives is typical of private companies with professional management leadership; and this historical approach continued to influence the Company's programs as a public company from 1989 into 1992. Late in 1992, with the appointment of James R. Maher as President and Chief Executive Officer, the Company's compensation philosophy changed to make a greater portion of executive compensation dependent on the Company's long-term stock performance.

               Beginning in late 1992 and in 1993 and 1994, the Company's compensation philosophy reflected a greater emphasis on grants of stock options. In 1994, the Committee granted options in varying amounts to 159 senior and mid-level managers. The option awards at all levels of management were part of the Committee's desire to make a growing and more significant portion of senior executive compensation directly dependent on the Company's long-term share price appreciation. The number of options granted in 1994 to each of the four senior executives named in the cash compensation table was determined considering the Company's relatively low historical option grants, the Committee's desire to make a greater proportion of the senior executives' compensation equity-based, an analysis of the potential value of the options over the term of the option and a review of option grants at the peer companies listed in the stock performance graph.

               In 1992, after consultations with Mr. Maher, the Committee decided to raise the senior executive base salary levels and to restructure the annual bonus opportunity as the combination of a cash year-end retention bonus equal to 50% of base salary and a performance bonus opportunity. The general effect of these salary and bonus actions was to set the overall cash compensation opportunity for senior executives at or below 1992 levels, while strengthening the retentive elements of the compensation package. When these arrangements were established it was anticipated that the performance bonus would be based on achieving operating income growth and the contribution of each senior executive as evaluated by the Chief Executive Officer and approved by the Committee.

               The Committee believes that each of the four most highly compensated senior executives of the Company have demonstrated superior performance in 1994 during a period of general uncertainty in the medical services marketplace. Notwithstanding such performance, however, given industry conditions and the effects of the changes in the industry on the Company's results, the Committee believed, as it did at the end of 1993, that it would not be appropriate to award any discretionary bonus nor to increase any compensation levels for senior executives at this time. Each of such executives also agreed in 1994 to a reduction in the year-end retention bonus in an amount equal to five percent of their base salary.

               Compensation of Chief Executive Officer. The compensation arrangement with the Company's President and Chief Executive Officer was entered into in December 1992. At that time, the
          Committee considered the salary and incentive pay levels at public companies whose financial characteristics and market capitalization were similar to those of the Company and whose workforce skills requirements and customer bases were similar. The Committee also considered the Company's circumstances and special leadership challenges in the aftermath of the settlement with the Federal government. In the Committee's judgment, these circumstances required stable new direction at the chief executive officer level to help ensure sustained quality of the Company's services and continued employee commitment to the Company's objectives.

               Based on these considerations and the Company's strategic direction for executive compensation, it was determined to provide a cash compensation arrangement for the Chief Executive consisting of an annual salary of $1 million, a year-end retention bonus of $500,000 for each year of the contract term and an annual discretionary performance bonus opportunity. The Committee also determined that it was important to structure the Chief Executive Officer's total compensation package to reflect the policy of creating strong financial incentives for executive officers to achieve a high level of long-term shareholder return. Accordingly, the Chief Executive Officer was awarded 100,000 shares of the Company's common stock and granted options to purchase 300,000 shares at the then fair market value of the shares, which options vest during the term of the three-year contract. The Committee views the common stock and stock option awards as the primary means by which the Chief Executive Officer would be rewarded for the Company's business success and believes it is important for the Chief Executive Officer to maintain and increase his equity interest in the Company. Accordingly in 1994, Mr. Maher was granted options to purchase an additional 350,000 shares. The annual discretionary bonus opportunity was adopted as a special recognition vehicle appropriate for years in which the Company achieves superior performance as measured against industry results for growth in operating income and revenues. The Committee decided that with respect to 1994, Mr. Maher, like the other senior executives, would receive no discretionary cash bonus in excess of his year-end retention bonus. Mr. Maher, like the other senior executives, also agreed in 1994 to a reduction in the year-end retention bonus in an amount equal to five percent of his base salary.

               Limit on Deductibility of Compensation. The Omnibus Budget Reconciliation Act of 1993 ("OBRA") limits the tax deductibility of compensation paid to the chief executive officer and each of the four highest paid employees of public companies to $1 million for fiscal years beginning on or after January 1, 1994. Certain types of compensation, however, including qualifying performance-based compensation and compensation arrangements entered into prior to February 17, 1993 are excluded from the limitation. The Company's general policy is to preserve the tax deductibility of compensation paid to its executive officers. OBRA recognizes stock option plans as performance-based if such plans meet certain requirements. The Company's 1994 Option Plan is structured to meet the requirements of OBRA. In future years, the Compensation Committee will consider taking such steps as it deems necessary to qualify compensation so as not to be subject to the limit on deductibility.

                                        THE EMPLOYEE BENEFITS COMMITTEE

                                             Saul J. Farber, M.D.
                                             Howard Gittis
                                             David J. Mahoney
                                             Linda Gosden Robinson
                                             Samuel O. Thier, M.D.

          Common Stock Performance

               The  Commission  requires a  five-year  comparison  of stock performance for the Company with stock performance of appropriate similar companies. The Company's common stock is traded on the NYSE. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock and the cumulative total return on the S&P Composite-500 Stock Index and a peer group of companies. The peer group of companies includes sixteen companies selected by the Company. One of these is a medical service laboratory like the Company - Unilab Corporation. (Other direct competitors of the Company are subsidiaries of much larger diversified corporations which were not believed appropriate to be peer companies.) The remaining fifteen companies are all publicly traded medical service and medical supply companies with sales ranging from approximately $500 million to $2.5 billion - Continental Medical Systems, Inc., Universal Health Services, Inc., Charter Medical Corporation, Allergan, Inc., C. R. Bard, Inc., Pall Corporation, Thermo Electron Corporation, United States Surgical Corporation, Bausch & Lomb Incorporated, Millipore Corporation, Amsco International, Inc., Beckman Instruments, Inc., FHP International Corporation and Fisher Scientific International, Inc. (Nichols Institute which had been included in the Company's peer group in the 1994 Proxy Statement is no longer a public company and is therefore not included in the peer group. Also, Columbia Hospital Corporation, which had been included in the Company's peer group in the 1994 Proxy Statement, merged with Hospital Corporation of America in 1994 and is no longer within the sales range as defined above.)

                    COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN(1)

                       12/31/89 12/31/90 12/31/91 12/31/92 12/31/93 12/31/94
                       -------- -------- -------- -------- -------- --------
National Health
  Laboratories
  Holdings Inc.          100       99      266      166      135      126
Peer Group               100      115      209      191      155      158
S & P 500                100       97      126      135      149      150

(1) Reflects the return on $100 invested on December 31, 1989, including the reinvestment of dividends

          Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

               The following table sets forth as of February 15, 1994, the total number of shares of common stock beneficially owned, and the percent so owned, by each director of the Company who is a beneficial owner of any shares of common stock, by each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by the officers named in the summary compensation table and by all directors and officers as a group. The number of shares owned are those "beneficially owned," as determined under the rules of the Commission, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security, or pursuant to the automatic termination of power of attorney or revocation of trust, discretionary account or similar arrangement.

                                              Amount and Nature
                                                 of Beneficial   Percent of
                                                  Ownership        Class
                                              -----------------  ----------
          Ronald O. Perelman                     20,176,729(1)       24%
          35 East 62nd Street
          New York, NY 10021

          GEICO Corporation                       6,404,000           7
          GEICO Plaza
          Washington, D.C. 20076

          The Equitable Companies Incorporated    5,812,300(2)        7
          787 Seventh Avenue
          New York, NY 10019

          ESL Partners, L.P.                      4,653,400           5
          LBP Associates, L.P.
          115 East Putnam Avenue
          Greenwich, CT 06830

          Heine Securities Corporation            4,356,500           5
          51 John F. Kennedy Parkway
          Short Hills, NJ 07078

          Howard Gittis                              46,000(3)        *
          35 East 62nd Street
          New York, NY 10021




                                              Amount and Nature
                                                 of Beneficial   Percent of
                                                  Ownership        Class
                                              -----------------  ----------
          James R. Maher                            606,667(4)        *
          4225 Executive Square
          La Jolla, CA 92037

          Paul A. Marks, M.D.                         3,000           *
          1275 York Avenue
          New York, NY 10021

          David C. Flaugh                           245,070(4)        *

          Timothy J. Brodnik                        136,500(4)        *

          William D. Slaunwhite, Ph.D.              116,500(4)        *

          Bernard E. Statland, M.D., Ph.D.           83,167(4)        *
          Saul J. Farber, M.D.                            0           0
          Ann Dibble Jordan                               0           0
          David J. Mahoney                                0           0
          Linda Gosden Robinson                           0           0
          Samuel O. Thier, M.D.                           0           0

          All directors and executive            21,881,466(4)       26%
            officers as a group (17 persons)

* Less than 1%

(1) All such shares of common stock are owned by Mr. Perelman through MacAndrews & Forbes. All of such shares owned are pledged to secure obligations.
(2) As reported in the Schedule 13G filed with the Commission on February 10, 1995, on behalf of The Equitable Companies Incorporated, 5,077,600 of these shares are held by Alliance Capital Management L.P., a subsidiary of The Equitable Companies, for investment purposes on behalf of client discretionary investment advisory accounts, 697,500 of these shares are held by The Equitable Life Assurance Society of the United States, a subsidiary of The Equitable Companies, solely for investment purposes, and the remaining 37,200 of these shares are held by Donaldson, Lufkin & Jenrette Securities Corporation, a subsidiary of the Equitable Companies, solely for investment purposes.
(3) Includes 3,000 shares owned by Mr. Gittis' spouse as to which he disclaims beneficial ownership.
(4) Beneficial ownership by officers of the Company includes shares of common stock which such officers have right to acquire upon the exercise of options which either are vested or which may vest within 60 days. The number of shares of common stock included in the table as beneficially owned which are subject to such options is as follows: Mr. Maher - 466,667; Mr. Flaugh - 241,500; Mr. Brodnik - 136,500; Dr.
    Slaunwhite - 116,500; Dr. Statland - 83,167; all directors and executive officers as a group - 1,512,167.

            Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The Company was included in the consolidated federal income tax returns, and in certain state income tax returns, of Mafco, M&F Holdings, Revlon Group Incorporated and Revlon Holdings Inc., formerly known as Revlon Inc. As a result of the reduction of MacAndrews & Forbes' ownership interest in the Company on May 7, 1991, the Company is no longer a member of the Mafco consolidated tax group. For periods subsequent to May 7, 1991, the Company files its own separate Federal, state and local income tax returns. Nevertheless, the Company will remain obligated to pay to M&F Holdings (or other members of the consolidated group of which M&F Holdings is a member) any income taxes the Company would have had to pay (in excess of those which it has already paid) if it had filed separate income tax returns for taxable periods beginning on or after January 1, 1985 (but computed without regard to (i) the effect of timing differences (i.e., the liability or benefit that otherwise could be deferred will be, instead, includible in the determination of current taxable income) and (ii) any gain recognized on the sale of any asset not in the ordinary course of business). In addition, despite the reduction of MacAndrews & Forbes' indirect ownership of the Company, the Company will continue to be subject under existing federal regulations to several liability for the consolidated federal income taxes for any consolidated return year in which it was a member of any consolidated group of which Mafco, M&F Holdings, Revlon Group or Revlon was the common parent. However, Mafco, M&F Holdings, Revlon Group and Revlon have agreed to indemnify the Company for any federal income tax liability (or any similar state or local income tax liability) of Mafco, M&F Holdings, Revlon Group, Revlon or any of their subsidiaries (other than that which is attributable to the Company or any of its subsidiaries) that the Company could be required to pay.

               In connection with the settlement of the litigation described under Item 3. Legal Proceedings, an affiliate of MacAndrews & Forbes agreed to contribute to the settlement by reimbursing the Company $15 million, with $5 million reimbursable to the Company upon demand and the remainder reimbursable no later than the earlier of the consummation of the Merger and six months from the date of payment by the Company. Under such agreement, the Company also will receive interest at the Company's cost of funds from the date of payment until the reimbursement.

               The Company  and National  Health Care Group,  Inc. ("NHCG")
          are parties to a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which the Company is obligated, upon the request of NHCG, to file registration statements ("demand registration statements") from time to time with the Commission covering the sale of any shares of common stock owned by NHCG. Such demand registration statements may also cover the resale from time to time of any shares of common stock that NHCG may purchase in the open market at a time when it is deemed to be an affiliate (as such term is defined under Rule 144 under the Securities Act of 1933, as amended), and certain securities issued in connection with a combination of shares, recapitalization, reclassification, merger or consolidation, or other pro rata distribution. NHCG also has the right to include such common stock and other securities in any registration statement filed by the Company for the underwritten public offering of shares of common stock (whether or not for the Company's account), subject to certain reductions in the amount of such common stock and securities if the managing underwriters of such offering determine that the inclusion thereof would materially interfere with the offering. The Company has agreed not to effect any public or private sale, distribution or purchase of any of its securities which are the same as or similar to the securities covered by any demand registration statement during the 15-day period prior to, and during the 45-day period beginning on, the closing date of each underwritten offering under such registration statement and NHCG has agreed to a similar restriction with respect to underwritten offerings by the Company. NHCG's rights under the Registration Rights Agreement are transferable.

               The Company has agreed (for certain stated purposes), pursuant to the Sharing and Call Option Agreement dated as of December 13, 1994, among NHCG, Mafco, the Company, HLR and RBL to use its best efforts to cause the registration statement filed in connection with the Merger (the "Registration Statement") to include a resale prospectus that would permit NHCG (or any pledge of the Merger Shares (as defined below) under a bona fide pledge arrangement with NHCG) to sell shares of common stock received by NHCG in the Merger (the "Merger Shares") without restriction and, after the filing of the Registration Statement, will use its best efforts to prepare and file with the Commission such amendments and post-effective amendments to the Registration Statement as may be necessary to keep such Registration Statement continuously effective for a period ending on the third anniversary of the date of the Sharing and Call Option Agreement and during such period will use its best efforts to cause the resale prospectus to be supplemented by any required prospectus supplement. The Company has agreed to pay all of the Registration Expenses arising from exercise of the registration rights set forth in the Sharing and Call Option Agreement.

                                       PART IV


          Item 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

          (a)  List of documents filed as part of this Report:

                (1) Consolidated  Financial   Statements  and   Independent
                    Auditors' Report included herein:

                    See Index on page F-1

                (2) Financial Statement Schedules:

                    See Index on page F-1

                    All other schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements or notes thereto.

                (3) Index to and List of Exhibits

                    (a)  Exhibits:*

                    Exhibits 10.2 through  10.4 and 10.6 through  10.46 are
                    management   contracts   or   compensatory   plans   or
                    arrangements.

                   2.1   -  Agreement and Plan of Merger among the Company,
                            NHL    Sub    Acquisition   Corp.    and   NHLI
                            (incorporated  herein  by   reference  to   the
                            Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the "Commission") on March 14, 1994, File No. 33-52655 (the "1994 S-4")).
                   2.2   -  Agreement and Plan of Merger dated as of May 3,
                            1994   of   NHLI   and   N   Acquisition  Corp.
                            (incorporated by reference to Exhibit (c)(1) of
                            Schedule 14D-1 and Schedule 13D ("Schedule 14D-
                            1 and Schedule 13D") filed with the Commission on May 9, 1994).
                   2.3   -  Agreement  dated as  of June  7, 1994,  among N
                            Acquisition   Corp.,  the   Company  and   NHLI
                            (incorporated  herein  by reference  to Exhibit
                            (c)(7) of amendment No. 2 to Schedule 14D-1 and
                            Schedule 13D of NHLI and N Acquisition Corp filed with the Commission on June 8, 1994).

                   2.4*  -  Agreement  and  Plan  of  Merger  dated  as  of
                            December 13, 1994 among the Company, HLR Holdings Inc., Roche Biomedical Laboratories, Inc. and (for the purposes stated therein) Hoffman-La Roche Inc. (schedules omitted - the Company agrees to furnish a copy of any schedule to the Commission upon request).
                   2.5*  -  Stock  Purchase  Agreement  dated December  30,
                            1994 between Reference Pathology Holding Company, Inc. and Allied Clinical Laboratories, Inc. ("Allied").

                   3.1   -  Certificate  of  Incorporation  of the  Company
                            (incorporated herein by reference to the Company's 1994 S-4).
                   3.2   -  By-laws  of the Company (incorporated herein by
                            reference to the Company's 1994 S-4).

                  10.1   -  Laboratory  Agreement  dated  February 4,  1983
                            between the  Company and Humana  of Texas, Inc.
                            d/b/a/    Medical    City    Dallas    Hospital
                            (incorporated  herein  by   reference  to   the
                            Company's  Registration  Statement on  Form S-1
                            filed with the Commission  on May 5, 1988, File
                            No. 33-21708).
                  10.2   -  National   Health   Laboratories   Incorporated
                            Employees'   Savings    and   Investment   Plan
                            (incorporated  herein  by   reference  to   the
                            Company's  Annual Report  on Form 10-K  for the
                            year  ended  December 31,  1991 filed  with the
                            Commission on  February 13,  1992, File No.  1-
                            10740** (the "1991 10-K")).
                  10.3   -  National   Health   Laboratories   Incorporated
                            Employees' Retirement Plan (incorporated herein
                            by reference to the  Company's Annual Report on
                            Form 10-K for the  year ended December 31, 1992
                            filed with the  Commission on  March 26,  1993,
                            File No. 1-10740 (the "1992 10-K")).
                  10.4   -  National   Health   Laboratories   Incorporated
                            Pension Equalization  Plan (incorporated herein
                            by reference to the 1992 10-K).
                  10.5   -  Settlement  Agreement  dated December  18, 1992
                            between  the Company  and the United  States of
                            America  (incorporated  herein by  reference to
                            the 1992 10-K).
                  10.6   -  Employment  Agreement  dated December  21, 1992
                            between   the  Company   and  James   R.  Maher
                            (incorporated  herein by reference  to the 1992
                            10-K).

                  10.7   -  Employment  Agreement dated May 1, 1991 between
                            the Company and Robert Whalen (incorporated herein by reference to the 1991 10-K).
                  10.8   -  Amendment to Employment Agreement dated June 6,
                            1991 between the Company and Robert Whalen (incorporated herein by reference to the 1991 10-K).
                  10.9   -  Amendment to Employment Agreement dated January
                            1, 1993 between the Company and Robert Whalen (incorporated herein by reference to the 1992 10-K).
                  10.10  -  Amendment to Employment Agreement dated January
                            1, 1994 between the Company and Robert Whalen (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission on March 25, 1994, File No. 1-10790 (the "1993 10-K")).
                  10.11  -  Amendment to Employment  Agreement dated  March
                            1, 1994 between the Company and Robert Whalen (incorporated herein by reference to the 1993 10-K).
                  10.12  -  Employment Agreement dated  May 1, 1991 between
                            the Company and Larry L. Leonard (incorporated herein by reference to the 1991 10-K).
                  10.13  -  Amendment to Employment Agreement dated June 6,
                            1991 between the Company and Larry L. Leonard (incorporated herein by reference to the 1991 10-K).
                  10.14  -  Amendment to Employment Agreement dated January
                            1, 1993 between the Company and Larry L. Leonard (incorporated herein by reference to the 1992 10-K).
                  10.15  -  Amendment to Employment Agreement dated January
                            1, 1994 between the Company and Larry L. Leonard (incorporated herein by reference to the 1993 10-K).
                  10.16  -  Amendment to Employment  Agreement dated  March
                            1, 1994 between the Company and Larry L. Leonard (incorporated herein by reference to the 1993 10-K).
                  10.17  -  Employment Agreement dated May 1,  1991 between
                            the Company and Timothy Brodnik (incorporated herein by reference to the 1991 10-K).
                  10.18  -  Amendment to Employment Agreement dated June 6,
                            1991 between the Company and Timothy Brodnik (incorporated herein by reference to the 1991 10-K).

                  10.19  -  Amendment to Employment Agreement dated January
                            1, 1993 between the Company and Timothy Brodnik (incorporated herein by reference to the 1992 10-K).
                  10.20  -  Amendment to Employment Agreement dated January
                            1, 1994 between the Company and Timothy Brodnik (incorporated herein by reference to the 1993 10-K).
                  10.21  -  Amendment to Employment  Agreement dated  March
                            1, 1994 between the Company and Timothy Brodnik (incorporated herein by reference to the 1993 10-K).
                  10.22  -  Employment  Agreement  dated December  31, 1990
                            between the Company and Bernard E. Statland (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 filed with the Commission on March 14, 1991, File No. 1-10740** (the "1990 10-K")).
                  10.23  -  Amendment to Employment  Agreement dated  April
                            1, 1991 between the Company and Bernard E. Statland (incorporated herein by reference to the 1991 10-K).
                  10.24  -  Amendment to Employment Agreement dated June 6,
                            1991 between the Company and Bernard E. Statland (incorporated herein by reference to the 1991 10-K).
                  10.25  -  Amendment to Employment Agreement dated January
                            1, 1993 between the Company and Bernard E. Statland (incorporated herein by reference to the 1992 10-K).
                  10.26  -  Employment  Agreement  dated  January  1,  1991
                            between the Company and David C. Flaugh (incorporated herein by reference to the 1990 10-K).
                  10.27  -  Amendment to Employment  Agreement dated  April
                            1, 1991 between the Company and David C. Flaugh (incorporated herein by reference to the 1991 10-K).
                  10.28  -  Amendment to Employment Agreement dated June 6,
                            1991 between the Company and David C. Flaugh (incorporated herein by reference to the 1991 10-K).
                  10.29  -  Amendment to Employment Agreement dated January
                            1, 1993 between the Company and David C. Flaugh (incorporated herein by reference to the 1992 10-K).
                  10.30* - Amendment to Employment Agreement dated April 1, 1994 between the Company and David C.

                            Flaugh.
                  10.31  -  Employment  Agreement  dated  January  1,  1991
                            between the Company and W. David Slaunwhite (incorporated herein by reference to the 1990 - 10-K).
                  10.32  -  Amendment to Employment  Agreement dated  April
                            1, 1991 between the Company and David Slaunwhite (incorporated herein by reference to the 1991 10-K).
                  10.33  -  Amendment to Employment Agreement dated June 6,
                            1991 between the Company and David Slaunwhite (incorporated herein by reference to the 1991 10-K).
                  10.34  -  Amendment to Employment Agreement dated January
                            1, 1993 between the Company and W. David Slaunwhite (incorporated herein by reference to the 1992 10-K).
                  10.35  -  Amendment to Employment Agreement dated January
                            1, 1994 between the Company and W. David Slaunwhite (incorporated herein by reference to the 1993 10-K).
                  10.36  -  Amendment to Employment  Agreement dated  March
                            1, 1994 between the Company and W. David Slaunwhite (incorporated herein by reference to the 1993 10-K).
                  10.37  -  Employment  Agreement  dated  January  1,  1991
                            between the Company and John Markus (incorporated herein by reference to the 1990 10-K).
                  10.38  -  Amendment to Employment  Agreement dated  April
                            1, 1991 between the Company and John Markus (incorporated herein by reference to the 1991 10-K).
                  10.39  -  Amendment to Employment Agreement dated June 6,
                            1991 between the Company and John Markus (incorporated herein by reference to the 1991 10-K).
                  10.40  -  Amendment to Employment Agreement dated January
                            1, 1993 between the Company and John F. Markus (incorporated herein by reference to the 1992 10-K).
                  10.41  -  Amendment to Employment Agreement dated January
                            1, 1994 between the Company and John F. Markus (incorporated herein by reference to the 1993 10-K).
                  10.42  -  Amendment to Employment  Agreement dated  March
                            1, 1994 between the Company and John F. Markus (incorporated herein by reference to the 1993 10-K).

                  10.43  -  Employment  Agreement  dated  October  1,  1992
                            between the Company and James G. Richmond (incorporated herein by reference to the 1992 10-K).
                  10.44* - Employment Agreement dated as of June 23, 1994 between the Company and Haywood D. Cochrane, Jr.
                  10.45  -  National Health Laboratories 1988  Stock Option
                            Plan, as amended (incorporated herein by reference to the 1990 S-1).
                  10.46  -  National Health Laboratories 1994  Stock Option
                            Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Commission on August 12, 1994, File No. 33-55065).
                  10.47  -  Tax Allocation Agreement  dated as of June  26,
                            1990 between MacAndrews & Forbes Holdings Inc., Revlon Group Incorporated, New Revlon Holdings Inc. and the subsidiaries of Revlon set forth on Schedule A thereto (incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-35782) filed with the Commission on July 9, 1990 (the "1990 S-1")).
                  10.48  -  Revolving Credit Agreement  dated as of  August
                            27, 1993 among National Health Laboratories Incorporated, Citicorp USA, Inc., as agent and arranger, and the group of lenders specified therein (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed with the Commission on November 15, 1993, File No. 1-10740).
                  10.49  -  Credit  Agreement dated  as  of June  21, 1994,
                            among NHL Intermediate Holdings Corp. II, the banks named therein, Citicorp USA, Inc., as administrative agent, and the co-agents named therein (incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 1994 filed with the Commission on July 7, 1994, File No. 1-11353).
                  10.50  -  Loan Agreement  dated August 1, 1991  among the
                            Company, Frequency Property Corp. and Swiss Bank Corporation, New York Branch (incorporated herein by reference to the 1991 10-K).
                  10.51* - Sharing and Call Option Agreement dated as of December 13, 1994 among HLR Holdings Inc., Roche Biomedical Laboratories, Inc., Mafco Holdings Inc., National Health Care Group, Inc.

                            and(for thepurposes stated therein)the Company.

                  21.1*  -  List of Subsidiaries of the Company.

                  23.1*  -  Consent of KPMG Peat Marwick LLP.

                  24.1*  -  Power of Attorney of Ronald O. Perelman.
                  24.2*  -  Power of Attorney of James R. Maher.
                  24.3*  -  Power of Attorney of Saul J. Farber, M.D.
                  24.4*  -  Power of Attorney of Howard Gittis.
                  24.5*  -  Power of Attorney of Ann Dibble Jordan.
                  24.6*  -  Power of Attorney of David J. Mahoney.
                  24.7*  -  Power of Attorney of Paul A. Marks, M.D.
                  24.8*  -  Power of Attorney of Linda Gosden Robinson.
                  24.9* - Power of Attorney of Samuel O. Thier, M.D. 24.10* - Power of Attorney of David C. Flaugh.

                  27     -  Financial Data Schedule (electronically
                            filed version only)

                  28.1   -  Form  of  Collateral  Agency   Agreement  (Bank
                            Obligations) (incorporated herein by reference to Amendment No. 1 to the 1990 S-1 filed with the Commission on July 27, 1990, File No.
                            33-35785).

          (b)   Reports on Form 8-K

                The Company filed a current report on Form 8-K with the Commission on December 19, 1994 reporting the entering into of the Agreement and Plan of Merger dated as of December 13, 1994 among the Company, HLR, RBL and (for the purposes stated therein) Roche.

          _________________
          *     Filed herewith.
          ** Previously filed under File No. 0-17031 which has been corrected to File No. 1-10740.

                                      SIGNATURES



                Pursuant to the  requirements of Section 13 or 15(d) of the

          Securities Exchange Act of 1934, the Company has duly caused this report to be signed  on its behalf by the  undersigned, thereunto duly authorized.


                                   NATIONAL HEALTH LABORATORIES HOLDINGS INC.
                                                   Registrant



                                  By:/s/ JAMES  R. MAHER
                                     ------------------------------------
                                     James R. Maher
                                     President and Chief Executive Officer


                                  By:/s/ DAVID C. FLAUGH
                                     ------------------------------------
                                     David C. Flaugh
                                     Senior   Executive   Vice   President,
                                     Chief  Operating  Officer  and  Acting
                                     Chief
                                     Financial Officer
                                     (Principal Accounting Officer)



          Dated:  March 3, 1995

                          Pursuant  to the  requirements of  the Securities

          Exchange  Act of  1934,  this  report  has  been  signed  by  the following persons on March 3, 1995 in the capacities indicated.


          Signature                                              Title
          -----------------------                                --------

           /s/ RONALD O. PERELMAN*                               Director
          -----------------------
          (Ronald O. Perelman)

           /s/ JAMES R. MAHER*                                   Director
          -----------------------
          (James R. Maher)

           /s/ SAUL J. FARBER, M.D.*                             Director
          -----------------------
          (Saul J. Farber, M.D.)

           /s/ HOWARD GITTIS*                                    Director
          -----------------------
          (Howard Gittis)

           /s/ ANN DIBBLE JORDAN*                                Director
          -----------------------
          (Ann Dibble Jordan)

           /s/ DAVID J. MAHONEY*                                 Director
          -----------------------
          (David J. Mahoney)

           /s/ PAUL A. MARKS, M.D.*                              Director
          -----------------------
          (Paul A. Marks, M.D.)

           /s/ LINDA GOSDEN ROBINSON*                            Director
          -----------------------
          (Linda Gosden Robinson)

           /s/ SAMUEL O. THIER, M.D.*                            Director
          -----------------------
          (Samuel O. Thier, M.D.)

          ______________________

          *  David  C. Flaugh, by his signing his  name hereto, does hereby sign this report  on behalf  of the directors  of the  Registrant after whose typed  names asterisks appear, pursuant  to powers of attorney  duly executed  by  such directors  and  filed with  the

          Securities and Exchange Commission.


                                          By:/s/ DAVID C. FLAUGH
                                             -------------------
                                                 David C. Flaugh
                                                 Attorney-in-fact

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES

                            INDEX TO FINANCIAL STATEMENTS
                                     AND SCHEDULE


          ---------------------------------------------------------------
                                                                     Page
                                                                     ----
          Independent Auditors' Report  . . . . . . . . . . . . . .   F-2

          Financial Statements:

           Consolidated Balance Sheets as of
             December 31, 1994 and 1993   . . . . . . . . . . . . .   F-3

           Consolidated Statements of Earnings for
             each of the years in the three-year
               period ended December 31, 1994.  . . . . . . . . . .   F-4

           Consolidated Statements of Stockholders'
             Equity for each of the years in the
             three-year period ended December 31, 1994  . . . . . .   F-5

           Consolidated Statements of Cash Flows for
             each of the years in the three-year
             period ended December 31, 1994.  . . . . . . . . . . .   F-6

           Notes to Consolidated Financial Statements   . . . . . .   F-8

          Financial Statement Schedule:

           VIII - Valuation and Qualifying Accounts and Reserves  .   F-28

                             INDEPENDENT AUDITORS' REPORT

          The Board of Directors and Stockholders
          National Health Laboratories Holdings Inc.:

                    We have audited the consolidated financial statements of National Health Laboratories Holdings Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

                    We conducted  our audits  in accordance  with generally
          accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Laboratories Holdings Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                KPMG Peat Marwick LLP



          San Diego, California
          February 13, 1995

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions, except per share data)
                                                             December 31,
                                                    -------------------------
                                                       1994            1993
                                                    ---------        --------
               ASSETS
Current assets:
  Cash and cash equivalents                          $   26.8        $   12.3
  Accounts receivable, net                              205.4           119.0
  Inventories                                            20.1            14.9
  Prepaid expenses and other                              8.3             6.8
  Deferred income taxes                                  29.4            21.6
  Income taxes receivable                                 3.0             8.7
                                                     --------        --------
    Total current assets                                293.0           183.3

Property, plant and equipment, net                      140.1           100.1
Intangible assets, net                                  551.9           281.5
Other assets, net                                        27.7            20.6
                                                     --------        --------
                                                     $1,012.7        $  585.5
                                                     ========        ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   44.3        $   36.9
  Dividends payable                                        --             6.8
  Accrued expenses and other                             92.8            55.6
  Current portion of long-term debt                      39.0              --
  Current portion of accrued
    settlement expenses                                  26.7            21.6
                                                     --------         -------
    Total current liabilities                           202.8           120.9

Revolving credit facility                               213.0           278.0
Long-term debt, less current portion                    341.0              --
Capital lease obligation                                  9.8             9.7
Accrued settlement expenses, less
  current portion                                          --            11.5
Deferred income taxes                                    20.6             3.1
Other liabilities                                        59.5            21.5

Stockholders' equity:
  Preferred stock, $0.10 par value;
    10,000,000 shares authorized;
    none issued                                            --              --
Common stock, $0.01 par value;
  220,000,000 shares authorized;
  84,761,817 and 99,354,492 shares
  issued at December 31, 1994
  and 1993, respectively                                  0.8             1.0
Additional paid-in capital                              153.5           226.3
Retained earnings                                        11.7           202.0
Minimum pension liability adjustment                       --            (2.4)
Treasury stock, at cost; 14,603,800
  shares of common stock at
  December 31, 1993                                        --          (286.1)
                                                     --------        --------
    Total stockholders' equity                          166.0           140.8
                                                     --------        --------
                                                     $1,012.7        $  585.5
                                                     ========        ========

                   See notes to consolidated financial statements.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                     (Dollars in Millions, except per share data)
                                                 Years Ended December 31,
                                                 1994      1993     1992
                                               -------   -------  -------
          Net Sales                            $ 872.5   $ 760.5  $ 721.4

          Cost of sales                          597.0     444.5    395.1
                                               -------   -------  -------
          Gross profit                           275.5     316.0    326.3

          Selling, general and
            administrative expenses              149.3     121.4    117.9

          Amortization of intangibles
            and other assets                      16.3       9.1      8.3

          Settlement and related expenses           --        --    136.0
                                               -------   -------  -------
          Operating income                       109.9     185.5     64.1

          Other income (expenses):
            Litigation settlement and
              related expenses                   (21.0)       --       --
            Other gains and expenses,
              net                                   --      15.3       --
            Investment income                      1.0       1.2      2.2
            Interest expense                     (34.5)    (10.9)    (4.2)
                                               -------   -------  -------

          Earnings before income taxes            55.4     191.1     62.1

          Provision for income taxes              25.3      78.4     21.5
                                               -------   -------  -------
          Net earnings                         $  30.1   $ 112.7  $  40.6
                                               =======   =======  =======
          Earnings per common share            $  0.36   $  1.26  $  0.43

          Dividends per common share           $  0.08   $  0.32  $  0.31


                   See notes to consolidated financial statements.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Millions, except per share data)
                            Common
                            Stock                         Minimum
                            $0.01   Additional            Pension
                             Par     Paid-in   Retained  Liability   Treasury
                            Value    Capital   Earnings  Adjustment   Stock
                           ------- ----------- ---------  ---------   --------
Balance, January 1, 1992    $1.0     $223.7     $106.1      $  --     $   --

  Net earnings                --         --       40.6         --         --
  Dividends to stockholders   --         --      (29.2)        --         --
  Exercise of stock options   --        0.5         --         --         --
  Acquisition of treasury
    stock                     --         --         --         --      (131.9)
  Other                       --        1.7         --         --         --
                           ------- ----------- ---------  ---------    -------
Balance, December 31, 1992   1.0      225.9      117.5         --      (131.9)

  Net earnings                --         --      112.7         --         --
  Dividends to stockholders   --         --      (28.2)        --         --
  Exercise of stock option s  --        0.4         --         --         --
  Acquisition of treasury
    stock                     --         --         --         --      (154.2)
  Adjustment for minimum
    pension liability         --         --         --       (2.4)        --
  Other                       --         --         --         --         --
                          ------- ----------- ---------  ---------   --------
Balance, December 31, 1993   1.0      226.3      202.0       (2.4)     (286.1)

  Net earnings                --         --       30.1         --         --
  Dividends to stockholders   --         --       (6.8)        --         --
  Exercise of stock options   --        0.1         --         --         --
  Retirement of treasury    (0.2)     (72.3)    (213.6)        --       286.1
    stock
  Adjustment for minimum
    pension liability         --         --         --         2.4        --
  Other                       --       (0.6)        --          --        --
                          ------- ----------- ---------  ---------   --------
Balance, December 31, 1994  $0.8    $ 153.5    $  11.7     $   --    $   --
                          ======= =========== =========  =========   ========

                  See notes to consolidated financial statements.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Millions)

                                                    Years Ended December 31,
                                                    1994      1993      1992
                                                   -------  -------   -------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings                           $ 30.1   $ 112.7   $  40.6
            Adjustments to reconcile net earnings
              to net cash provided by (used for)
              operating activities:
                Depreciation and amortization        44.4      32.2      26.9
                Provision for doubtful accounts,
                  net                                (1.4)      0.2       4.5
                Litigation settlement and
                  related expenses                   21.0        --        --
                Other gains and expenses, net          --     (15.3)       --
                Settlement and related expenses        --        --     136.0
                Change in assets and liabilities,
                  net of effects of acquisitions:
                  Increase in accounts receivable   (54.0)    (35.8)   (22.5)
                  Increase in inventories            (0.9)     (0.9)    (1.8)
                  Decrease (increase) in prepaid
                    expenses and other                5.1      (2.5)    (0.4)
                  Decrease (increase) in deferred
                    income taxes, net                11.0      19.1    (39.8)
                  Decrease (increase) in income
                    taxes receivable                  5.5       6.5    (15.2)
                  Decrease (increase) in accounts
                    payable, accrued expenses
                    and other                       (13.1)      1.5     15.7
                  Payments for settlement and
                    related expenses                (29.8)    (55.8)   (47.1)
                  Other, net                         (3.2)     (4.7)     5.5
                                                   -------   -------  -------
            Net cash provided by operating
              activities                             14.7      57.2    102.4
                                                   -------   -------  -------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                    (48.9)     (33.6)   (34.9)
            Proceeds from sale of subsidiary         10.1         --       --
            Acquisitions of businesses             (254.8)     (78.2)    (2.3)
            Restricted investments                      --       0.8      0.9
            Other gains and expenses, net               --      15.3       --
                                                   -------   -------  -------
            Net cash used for investing
              activities                           (293.6)     (95.7)   (36.3)
                                                   -------   -------  -------

                                        (continued)



                NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Dollars in Millions)
                                                    Years Ended December 31,
                                                    1994      1993      1992
                                                  -------   -------   -------
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from revolving credit
              facilities                          $ 308.0   $ 342.0   $ 100.0
            Payments on revolving credit
              facilities                          (373.0)    (139.0)   (25.0)
            Proceeds from long-term debt           400.0        --        --
            Payments on long-term debt             (20.0)        --        --
            Deferred payments on acquisitions       (7.6)      (1.9)    (1.6)
            Purchase of treasury stock                 --    (154.2)  (131.9)
            Dividends paid on common stock         (13.6)     (29.0)   (28.6)
            Proceeds from exercise of stock
              options                                0.1        0.4      0.5
            Other                                   (0.5)      (0.9)     2.6
                                                  -------    -------  -------
            Net cash provided by (used for)
              financing activities                 293.4       17.4    (84.0)
                                                  -------    -------  -------
            Net increase (decrease) in cash
              and cash equivalents                  14.5      (21.1)   (17.9)
            Cash and cash equivalents at
              beginning of year                     12.3       33.4      51.3
                                                  -------    -------  -------
            Cash and cash equivalents at
              end of year                        $  26.8    $  12.3   $  33.4
                                                  =======    =======  =======
          Supplemental schedule of cash
            flow information:
              Cash paid during the period for:
                Interest                        $   34.2   $    8.4   $   3.6
                Income taxes                        14.8       59.6      82.0

          Disclosure of non-cash financing
            and investing activities:
              Dividends declared and unpaid
                on common stock                  $    --   $    6.8   $   7.6
              Fixed assets acquired under
                capital leases                        --         --       9.6
          In connection with business
            acquisitions, liabilities were
            assumed as follows:
              Fair value of assets acquired       $ 399.4   $ 106.9   $   3.0
              Cash paid                            (254.8)    (78.2)     (2.3)
                                                  -------    -------  -------
              Liabilities assumed                $  144.6   $  28.7   $   0.7
                                                  =======    =======  =======

                      See notes to consolidated financial statements.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in Millions)

          1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation:

               The  consolidated financial statements  include the accounts of National Health Laboratories Holdings Inc. and its subsidiaries ("Company") after elimination of all material intercompany accounts and transactions. On June 7, 1994, the stockholders of National Health Laboratories Incorporated ("NHLI") approved a proposed corporate reorganization of NHLI, as a result of which National Health Laboratories Holdings Inc. ("NHL Holdings"), a Delaware corporation, now owns, through NHL Intermediate Holdings Corp. I, a Delaware corporation and a wholly owned subsidiary of NHL Holdings ("Intermediate Holdings I"), and NHL Intermediate Holdings Corp. II, a Delaware corporation and a wholly owned subsidiary of Intermediate Holdings I ("Intermediate Holdings II"), all of the outstanding common stock of the NHLI.

               Until May 7, 1991, the Company was a direct majority owned subsidiary of National Health Care Group, Inc. ("NHCG") which is a wholly owned subsidiary of Revlon Holdings Inc. ("Revlon"), then known as Revlon, Inc., and MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes"). MacAndrews & Forbes is wholly owned by Mafco Holdings Inc. ("Mafco").

               As a result of an initial public offering in July 1988 and subsequent secondary public offerings in August 1990, May 1991 and February 1992, the Company's self tender offer in January 1992 and the purchase by the Company of outstanding shares of its common stock, Mafco's indirect ownership has been reduced to approximately 24%.

          Cash Equivalents:

               Cash equivalents (primarily investments in money market funds, time deposits and commercial paper which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market.

          Inventories:

               Inventories, consisting primarily of laboratory supplies, are stated at the lower of cost (first-in, first-out) or market.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

          Property, Plant and Equipment:

               Property, plant and equipment is recorded at cost. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation and amortization expense is computed on all classes of assets based on their estimated useful lives, as indicated below, using principally the straight-line method.

                                                                 Years

                 Buildings and building improvements               40
                 Machinery and equipment                         3-10
                 Furniture and fixtures                             8

               Leasehold improvements and assets held under capital leases are amortized over the shorter of their estimated lives or the period of the related leases. Expenditures for repairs and maintenance charged against earnings in 1994, 1993 and 1992 were $16.5, $10.8 and $10.7, respectively.

          Intangibles:

               Intangibles, consisting of goodwill, net  of  amortization of  $417.0  and  $231.2 at December  31, 1994 and 1993,
          respectively, and other  intangibles (i.e., customer lists and non-compete agreements), net of amortization, of $134.9 and $50.3 at December 31, 1994 and 1993, respectively, are being amortized on a straight-line basis over a period of 40 years and 3-25 years, respectively. Total accumulated amortization for goodwill, rights to names and other intangibles aggregated $60.8 and $46.4 at December 31, 1994 and 1993, respectively. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangibles' balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of intangible asset impairment, if any, is measured based on projected undiscounted future operating cash flows.

          Fair Value of Financial Instruments:

               Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires that fair values be disclosed for most of the Company's financial

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

          instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, the revolving credit and long-term debt are considered to be representative of their respective fair values.

          Concentration of Credit Risk:

               Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's clients as well as their dispersion across many different geographic regions.

          Revenue Recognition:

               Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are
          provided.   Services are provided  to certain patients covered by
          various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement. In 1994, 1993 and 1992, approximately 35%, 41% and 42%, respectively, of the Company's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

          Income Taxes:

               Effective January 1, 1992, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

          Earnings per Common Share:

               For the years ended December 31, 1994, 1993 and 1992, earnings per common share is calculated based on the weighted average number of shares outstanding during each year (84,754,183, 89,438,764 and 94,468,022 shares, respectively).

          Reclassifications:

               Certain amounts in the prior years' financial statements have been reclassified to conform with the 1994 presentation.

          2.   ACQUISITIONS

               On May 3, 1994, the Company entered into a definitive agreement to acquire Allied Clinical Laboratories, Inc. ("Allied"). Pursuant to the agreement, on May 9, 1994, a subsidiary of the Company commenced a cash tender offer for all shares of Allied common stock for $23 per share. The agreement provided that any shares not tendered and purchased in the offer were to be exchanged for $23 per share in cash in a second-step merger. In connection with the Company's acquisition of Allied, the Company and Allied became aware that the nature of the possible problems associated with billing practices of Allied's Cincinnati, Ohio clinical laboratory, concerning which Allied had received a subpoena on April 5, 1994 from the Office of Inspector General of the Department of Health and Human Services (the "OIG") requiring Allied to produce certain documents and information regarding the Medicare billing practices of such laboratory with respect to certain cancer screening tests, may have been both different and greater than previously perceived by the Company and Allied. As a result, on June 7, 1994, the Company entered into an agreement whereby the price payable in such cash tender offer and such second-step merger was reduced from $23 per share to $21.50 per share, or an aggregate of approximately $12.6. The Company and Allied are continuing to investigate these possible problems and have communicated with the OIG and the United States Department of Justice regarding its subpoena and a related qui tam action commenced in a Cincinnati, Ohio Federal court, and they are cooperating fully with the governmental investigation of Allied's Cincinnati laboratory. The Company has established reserves which it believes are adequate to cover any liability associated with these matters.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

               A subsidiary of the Company acquired Allied as a wholly owned subsidiary on June 23, 1994, for approximately $191.5 in cash, $185.0 of which was borrowed under a revolving credit facility, plus the assumption of $24.0 of Allied indebtedness and the recognition of approximately $5.0 of Allied net liabilities (the "Allied Acquisition"). The Allied Acquisition was accounted for using the purchase method of accounting; as such, Allied's assets and liabilities were recorded at their fair values on the date of acquisition. The purchase price exceeded the fair value of acquired net tangible assets by approximately $220.5, which consists of goodwill of $167.7 and other intangible assets of
          $52.8.   These items  are being amortized over periods between
          3 and 40 years on a straight-line basis. Allied's results of operations have been included in the Company's results of operations beginning June 23, 1994.

               The following table provides unaudited pro forma operating results of the Company giving effect to the Allied Acquisition as if it had been completed at the beginning of the periods presented. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of future operating results.

                                                       Years Ended
                                             December 31,      December 31,
                                                 1994              1993
                                             -----------       -----------
          Net sales                            $ 962.8           $ 923.5
          Net earnings                            26.1             104.0
          Earnings per common share            $  0.31           $  1.16

               During 1994, the Company also acquired 11 small clinical laboratory companies for an aggregate purchase price of $79.3. During 1993 and 1992, the Company acquired thirty-four and five laboratories, respectively, for an aggregate purchase price of $106.9 and $3.0, respectively. The acquisitions were accounted for as purchase transactions. The excess of cost over the fair value of net tangible assets acquired during 1994, 1993 and 1992 was $72.1, $100.1, and $3.0, respectively, which is included under the caption "Intangible assets, net" in the accompanying consolidated balance sheets. The consolidated statements of earnings reflect the results of operations of these purchased businesses from their dates of acquisition.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

          3.  ACCOUNTS RECEIVABLE, NET

                                             December 31,      December 31,
                                                 1994              1993
                                             -----------       -----------
          Gross accounts receivable            $ 270.7           $ 170.0
          Less contractual allowances and
            allowance for doubtful accounts      (65.3)            (51.0)
                                               -------           -------
                                               $ 205.4           $ 119.0
                                               =======           =======

          4.  PROPERTY, PLANT AND EQUIPMENT, NET

                                             December 31,      December 31,
                                                 1994              1993
                                             -----------       -----------
          Land                                 $   1.3           $   0.4
          Buildings and building improvements      1.8               1.9
          Machinery and equipment                154.2             117.9
          Leasehold improvements                  44.2              27.2
          Furniture and fixtures                  22.0              14.5
          Buildings under capital leases           9.6               9.6
                                               -------           -------
                                                 233.1             171.5
          Less accumulated depreciation
            and amortization                     (93.0)            (71.4)
                                               -------           -------
                                               $ 140.1           $ 100.1
                                               =======           =======
          5.  ACCRUED EXPENSES AND OTHER

                                             December 31,      December 31,
                                                 1994              1993
                                             -----------       -----------
          Employee compensation and benefits   $  38.8           $  27.9
          Taxes other than federal taxes
            on income                              7.3               7.5
          Deferred acquisition related
            payments                              15.9              11.4
          Acquisition related reserves            21.8               1.9
          Other                                    9.0               6.9
                                               -------           -------
                                               $  92.8           $  55.6
                                               =======           =======

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

          6.  OTHER LIABILITIES

                                             December 31,      December 31,
                                                 1994              1993
                                             -----------       -----------
          Deferred acquisition related
            payments                           $  19.2           $  15.4
          Acquisition related reserves            31.9                --
          Other                                    8.4               6.1
                                               -------           -------
                                               $  59.5           $  21.5
                                               =======           =======

          7.  LITIGATION SETTLEMENT

               In  the  third quarter  of  1994,  the  Company  approved  a
          settlement   of  previously   disclosed  shareholder   class  and
          derivative litigation (the "Litigation Settlement"). The litigation
          consisted  of  two   consolidated  class  action   suits  and   a
          consolidated shareholder derivative action brought in federal and state courts in San Diego, California. The settlement involved no admission of wrongdoing. In connection with the settlement, the Company took a pre-tax special charge of $15.0 and a $6.0 charge for expenses related to the settled litigation. Insurance payments and payments from other defendants aggregate $55.0 plus expenses.

          8. GOVERNMENT SETTLEMENT

               In November 1990, the Company became aware of a grand jury inquiry relating to its pricing practices being conducted by the United States Attorney for the San Diego area (the Southern District of California) with the assistance of the Office of Inspector General of the Department of Health and Human Services. On December 18, 1992, the Company announced that it had entered into agreements that concluded the investigation (the "Government Settlement"). As a result of this settlement, the Company took a one-time pre-tax charge of $136.0 in the fourth quarter of 1992. The charge covered all estimated costs related to the investigation and the settlement agreements. At December 31, 1994 and 1993, the remaining liability for the Government Settlement and related expenses totalled $11.7 and $33.1, respectively, and is reflected in the accompanying consolidated balance sheets under the captions "Accrued Settlement Expenses".

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

          9.   LONG-TERM DEBT

               On June 21, 1994, Intermediate Holdings II entered into a credit agreement dated as of such date (the "Credit Agreement"), with the banks named therein (the "Banks"), Citicorp USA, Inc., as administrative agent (the "Bank Agent"), and certain co-agents named therein, which made available to Intermediate Holdings II a term loan facility of $400.0 (the "Term Facility") and a revolving  credit  facility  of  $350.0  (the  "Revolving  Credit
          Facility" and, together with the Term Facility, the "Bank Facility"). The Bank Facility provided funds for the Allied Acquisition, for the refinancing of certain existing debt of Allied and NHLI, to pay related fees and expenses and for general corporate purposes of Intermediate Holdings II and its subsidiaries, in each case subject to the terms and conditions set forth therein.

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

               The Revolving Credit Facility matures in June 1999, with semi-annual reductions of availability of $50.0, commencing in December 1997. The Term Facility matures in December 2000, with repayments in each quarter prior to maturity based on a specified amortization schedule. The Bank Facility bears interest, at the option of Intermediate Holdings II, at (i) Citibank, N.A.'s Base Rate (as defined in the Credit Agreement), plus a margin of up to 0.75% per annum, based upon the Company's financial performance or (ii) the Eurodollar rate for one, two, three or six month interest periods (as selected by Intermediate Holdings II), plus a margin varying between 1.25% and 2.00% per annum based upon the Company's financial performance. At December 31, 1994, the effective interest rate was 8.157%.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

               The Bank Facility is guaranteed by Intermediate Holdings I and certain subsidiaries of Intermediate Holdings II and is secured by pledges of stock and other assets of Intermediate Holdings II and its subsidiaries.

               Aggregate  maturities on  long-term debt  are $39.0,  $48.7,
          $58.5,  $68.2  and   $77.9  for  the  years  1995  through  1999,
          respectively.

          10.  STOCKHOLDERS' EQUITY

               In connection with the corporate reorganization on June 7, 1994 discussed above, all of the 14,603,800 treasury shares held by NHLI were cancelled. As a result, the $286.1 cost of such treasury shares was eliminated with corresponding decreases in the par value, additional paid-in capital and retained earnings accounts of $0.2, $72.3 and $213.6, respectively.

               In  connection  with  the  Allied  Acquisition, the  Company announced that it terminated its 10 million share repurchase program under which 7,795,800 common shares had been repurchased and established a new $50.0 stock repurchase plan through which the Company will acquire additional shares of the Company's common stock from time to time in the open market. As of December 31, 1994, there were no stock repurchases under the new stock repurchase program.

          11.  INCOME TAXES

               As discussed in Note 1, the Company adopted Statement 109 effective January 1, 1992. The cumulative effect of the change in the method of accounting for income taxes was not material and is therefore not presented separately in the accompanying consolidated statements of earnings.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

               The  provisions   for  income  taxes  in   the  accompanying
          consolidated statements of earnings consist of the following:

                                                 Years Ended December 31,
                                                 1994      1993     1992
                                                -----     -----     -----
          Current:
            Federal                             $16.2     $48.9     $52.3
            State and local                       3.0      10.4       9.0
                                                -----     -----     -----
                                                 19.2      59.3      61.3
                                                -----     -----     -----
          Deferred:
            Federal                               4.9      14.9     (32.3)
            State and local                       1.2       4.2      (7.5)
                                                -----     -----     -----
                                                  6.1      19.1     (39.8)
                                                -----     -----     -----
                                                $25.3     $78.4     $21.5
                                                =====     =====     =====

               The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

                                                 Years Ended December 31,
                                                 1994      1993     1992
                                                ------    ------   ------
          Statutory federal rate                 35.0%     35.0%    34.0%
          State and local income taxes,
            net of federal income tax benefit     4.9       4.9      1.5
          Other                                   5.8       1.1     (0.9)
                                                ------    ------   ------
          Effective rate                         45.7%     41.0%    34.6%
                                                ======    ======   ======

               The significant components of deferred income tax expense are as follows:

                                                 Years Ended December 31,
                                                 1994      1993     1992
                                                ------    ------  ------
          Settlement and related expenses      $  2.5     $ 22.2  $(34.8)
          Reserve for doubtful accounts           0.9        0.4    (2.1)
          Other                                   2.7       (3.5)   (2.9)
                                               ------     ------  ------
                                               $  6.1     $ 19.1  $(39.8)
                                               ======     ======  ======

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are as follows:

                                                            December 31,
                                                           1994     1993
                                                          -----   ------
          Deferred tax assets:
            Settlement and related expenses, principally
              due to accrual for financial reporting
              purposes                                     $10.7   $13.2
            Accounts receivable, principally due to
              allowance for doubtful accounts                8.4     5.5
            Self insurance reserves, principally due
              to accrual for financial reporting purposes    2.4     0.9
            Compensated absences, principally due to
              accrual for financial reporting purposes       2.8     2.0
            Acquisition related reserves, principally
              due to accrual for financial reporting
              purposes                                       8.0      --
            Other                                            4.4     6.6
                                                          ------  ------
              Total gross deferred tax assets               36.7    28.2
                                                          ------  ------
          Deferred tax liabilities:
            Intangible assets, principally due to
              differences in amortization                  (22.1)   (3.7)
            Property, plant and equipment, principally
              due to differences in depreciation            (0.8)   (4.3)
            Other                                           (5.0)   (1.7)
                                                          ------  ------
              Total gross deferred tax liabilities         (27.9)   (9.7)
                                                          ------  ------
          Net deferred tax asset                           $ 8.8   $18.5
                                                          ======  ======

               A valuation allowance was deemed unnecessary at December 31, 1994 and 1993. Based on the Company's history of taxable income and its projection of future earnings, it believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset.

          12.  STOCK OPTIONS

               In 1988, the Company adopted the 1988 Stock Option Plan, reserving 2,000,000 shares of common stock for issuance pursuant to options and stock appreciation rights that may be granted under the plan. The Stock Option Plan was amended in 1990 to limit the number of options to be issued under the Stock Option Plan to

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

          550,000 in the aggregate (including all options previously granted). In 1991, the number of shares authorized for issuance under the Stock Option Plan was increased to an aggregate of 2,550,000.

               In 1994, the Company adopted the 1994 Stock Option Plan, reserving 3,000,000 shares of common stock for issuance pursuant to options and stock appreciation rights that may be granted under the plan.

               The following table summarizes grants of non-qualified options made by the Company to officers and key employees for both plans. For each grant, the exercise price was equivalent to the fair market price per share on the date of grant. Also, for each grant, one-third of the shares of common stock subject to such options vested on the date of grant and one-third vests on each of the first and second anniversaries of such date, subject to their earlier expiration or termination.

                                          Exercise
                 Date         Options      Price           Date of
                of Grant      Granted    per Share        Expiration
             -------------   ---------   ---------     ----------------
             February 1989     240,000     $ 7.750     February 8, 1999
             July 1990         100,000      13.500     July 9, 2000
             October 1991      500,000      20.250     October 8, 2001
             October 1992       25,000      20.000     October 2, 2002
             December 1992     300,000      16.625     December 21, 2002
             January 1993      775,000      16.625     January 18, 2003
             July 1993          43,500      17.875     July 6, 2003
             February 1994   1,097,500      13.875     February 10, 2004
             June 1994         147,000       7.690     June 23, 2004
             July 1994         797,500      11.750     July 12, 2004

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

              Changes during 1992, 1993 and 1994 in options outstanding under the plans were as follows:
                                              Number        Exercise Price
                                            of Options        per Option
                                            ----------    -----------------
          Outstanding at January 1, 1992      636,900     $ 7.750 - $20.250

              Granted                         325,000     $16.625 - $20.000
              Exercised                       (30,662)    $ 7.750 - $20.250
              Canceled or expired             (67,167)    $13.500 - $20.250
                                            ----------
          Outstanding at December 31, 1992    864,071     $ 7.750 - $20.250

              Granted                         818,500     $16.625 - $17.875
              Exercised                       (33,400)    $ 7.750
              Canceled or expired             (84,835)    $16.625 - $20.250
                                            ----------
          Outstanding at December 31, 1993  1,564,336     $ 7.750 - $20.250

              Granted                       2,042,000     $ 7.690 - $13.875
              Exercised                       (11,125)    $ 7.690 -  $ 7.750
              Canceled or expired             (70,001)    $13.875 - $20.250
                                            ----------
          Outstanding at December 31, 1994  3,525,210     $ 7.690 - $20.250
                                            ==========
          Exercisable at December 31, 1994  2,014,025     $ 7.690 - $20.250
                                            ==========

          13.  COMMITMENTS AND CONTINGENCIES

               The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

               For all insurance coverages prior to May 7, 1991, the Company paid Revlon a predetermined amount each year, based upon the Company's historical loss experience and other relevant factors, in respect of the Company's share of the self-insured risks and risks insured by outside insurance carriers, in each case applicable to Revlon and its subsidiaries. Regardless of the Company's and Revlon's actual loss experience, the Company will not be required to pay Revlon amounts in excess of the Company's predetermined share of such liability for losses incurred before May 7, 1991.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

               Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks
          required to  be  insured by  law  or contract.    The Company  is
          responsible for the uninsured portion of losses occurring on or after May 7, 1991 related primarily to general, product and vehicle liability and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 1994 and 1993, the Company had provided letters of credit aggregating approximately $4.9 and
          $3.7,   respectively,  in   connection  with   certain  insurance
          programs.

               During 1991, the Company guaranteed a $9.0, 5 year loan to a third party for construction of a new laboratory to replace one of the Company's existing facilities. Following its completion in November of 1992, the building was leased to the Company by this third party. Such transaction is treated as a capital lease for financial reporting purposes. The associated lease term continues for a period of 15 years, expiring in 2007. Under the terms of this guarantee, as modified, the Company is required to maintain 105% of the outstanding loan balance including any overdue interest as collateral in a custody account established and maintained at the lending institution. As of December 31, 1994 and 1993, the Company had placed $9.5 of investments in the custody account. Such investments are included under the caption "Other assets, net" in the accompanying consolidated balance sheets.

               The Company does not anticipate incurring any loss as a result of this loan guarantee due to protection provided by the terms of the lease. Accordingly, the Company, if required to repay the loan upon default of the borrower (and ultimate lessor), is entitled to a rent abatement equivalent to the amount of repayment made by the Company on the borrower's behalf, plus interest thereon at a rate equal to 2% over the prime rate.

               The Company has a contract for the purchase of telephone services through 1999. The total purchase commitment is $30.0 with minimum purchases of $6.0 per year.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

               The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancelable terms of one year or more from December 31, 1994 are as follows:

                                            Operating       Capital
                                            ---------       -------
               1995                          $ 19.5          $ 1.2
               1996                            16.4            1.3
               1997                            14.1            1.4
               1998                            12.1            1.5
               1999                            11.0            1.6
               Thereafter                      40.4           16.9
                                            ---------       -------
               Total minimum lease payments   113.5           23.9
               Less amount representing
                 interest                        --           14.1
                                            ---------       -------
               Total minimum operating
                 lease payments and
                 present value of minimum
                 capital lease payments      $113.5          $ 9.8
                                            =========       =======

               Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $34.6, $29.9 and $27.0 for the years ended December 31, 1994, 1993 and 1992, respectively.

          14.  RETIREMENT PLANS

               The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older and have been employed by the Company for at least six consecutive months and completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $3.6, $3.0, and $2.5 in 1994, 1993, and 1992, respectively.

               In addition, substantially all employees of NHLI are covered by a defined benefit retirement plan (the "Plan"). The benefits to be paid under the Plan are based on years of credited service and average final compensation. Employees of Allied become eligible under the Plan effective January 1, 1995.

               Effective  December 31,  1994,  the Company  adopted certain
          amendments   to  the  Plan  which   resulted  in  a  decrease  of
          approximately $9.5 million in the projected benefit obligation.

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

               Under the requirements of Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", the Company recorded an additional minimum pension liability representing the excess accumulated benefit obligation over plan assets at December 31, 1993. A corresponding amount was recognized as an intangible asset to the extent of unrecognized prior service cost, with the balance recorded as a separate reduction of stockholders' equity. The Company recorded an additional liability of $3.0, an intangible asset of $0.6, and a reduction of stockholders' equity of $2.4. Such amounts were eliminated as a result of the amendments to the Plan effective December 31, 1994.

               The components of net periodic pension cost are summarized as follows:

                                                            Years ended
                                                            December 31,
                                                          --------------
                                                           1994     1993
                                                          -----    -----
               Service cost                               $ 5.5    $ 3.7
               Interest cost                                3.5      2.6
               Actual return on plan assets                 0.1     (1.3)
               Net amortization and deferral               (1.4)     0.4
                                                          ------   -----
               Net periodic pension cost                  $ 7.7    $ 5.4
                                                          ======   =====

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

          The status of the Plan is as follows:
                                                            December 31,
                                                           1994     1993
                                                          -----    -----
               Actuarial present value of
                 benefit obligations:
                   Vested benefits                        $26.6    $25.0
                   Non-vested benefits                      3.5      4.0
                                                          -----    -----
               Accumulated benefit obligation              30.1     29.0
               Effect of projected future salary
                 increases                                  1.9     13.9
                                                          -----    -----
               Projected benefit obligation                32.0     42.9
               Fair value of plan assets                   31.6     24.2
                                                          -----    -----
               Unfunded projected benefit obligation       (0.4)   (18.7)
               Unrecognized prior service cost             (9.7)     0.5
               Unrecognized net loss                        8.4     16.3
               Additional minimum liability                  --     (3.0)
                                                          -----    -----
               Accrued pension cost                       $(1.7)   $(4.9)
                                                          =====    =====

          Assumptions used in the accounting for the Plan were:

                                                           1994     1993
                                                          ------   ------
               Weighted average discount rate               8.5%     7.0%

               Weighted average rate of increase
                 in future compensation levels              4.0%     5.5%

               Weighted average expected long-term
                 rate of return                             9.0%     9.0%

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

          15.  SALE OF SUBSIDIARY

               On December 30, 1994, the Company completed the sale of Reference Pathology Laboratory, Inc. and subsidiary ("RPL"), a wholly owned subsidiary of Allied, for cash of approximately $10.1 and a note receivable of $0.5. No gain or loss was recognized on the sale. The net cash proceeds from the sale were used to repay a portion of long-term debt. In connection with the agreement of sale, the Company will refer certain tests to RPL in an amount not less than $2.3 per year for five years based on agreed upon fees.

          16.  DIVIDENDS

               On December 15, 1993, the Company declared a quarterly dividend in the aggregate amount of approximately $6.8 ($0.08 per share), which was paid on January 25, 1994 to holders of record of common stock at the close of business on January 4, 1994. Such dividend was paid entirely with cash on hand.

          17.  QUARTERLY DATA (UNAUDITED)

                The following is a summary of unaudited quarterly data:

                                     Year Ended December 31, 1994
                            -------------------------------------------
                               1st      2nd      3rd      4th
                             Quarter  Quarter  Quarter  Quarter   Total
                            -------- -------- -------- -------- -------
          Net sales          $185.0   $203.9   $248.7   $234.9   $872.5
          Gross profit         52.7     67.4     81.0     74.4    275.5
          Net earnings          8.1     14.1      0.2      7.7     30.1
          Earnings per
            common share       0.10     0.16       --     0.10     0.36


                                     Year Ended December 31, 1993
                             ------------------------------------------
                               1st      2nd      3rd      4th
                             Quarter  Quarter  Quarter  Quarter   Total
                             ------- -------- -------- -------- -------
          Net sales          $199.8   $197.0   $194.8   $168.9   $760.5
          Gross profit         90.7     89.2     85.2     50.9    316.0
          Net earnings         33.6     33.2     38.2      7.7    112.7
          Earnings per
            common share       0.36     0.37     0.43     0.10     1.26

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

               In  the  third  quarter  of  1994,  the Company  approved  a settlement of previously disclosed shareholder class and derivative litigation. In connection with the settlement, the Company took a pre-tax special charge of $15.0 and a $6.0 charge for expenses related to the settled litigation.

               In the fourth quarter of 1994, the Company took a non-recurring charge of approximately $3.9 for lease costs and the write-off of leasehold improvements related to the relocation of certain of the Company's regional laboratories.

               Expense reimbursement and termination fees received in connection with the Company's attempt to purchase Damon
          Corporation, less related expenses and the write-off of certain bank financing costs, resulted in a one-time pre-tax gain of $15.3 in the third quarter of 1993.

               Medicare's denial of claims for ferritin and HDL tests, which began in September 1993 and continued through December 20, 1993 when the Company introduced new test forms and procedures, and related suspended billings reduced net sales and gross profit by $18.6 in the fourth quarter of 1993.

          18.  MERGER AGREEMENT

               The Company has entered into an Agreement and Plan of Merger dated as of December 13, 1994 (the"Merger Agreement") with HLR Holdings Inc. ("HLR"), Roche Biomedical Laboratories, Inc. ("RBL"), and (for the purposes set forth therein) Hoffmann-La Roche Inc. ("Roche") providing for, among other things, the merger of RBL with and into the Company with the Company as the surviving corporation (the "Merger"), and pursuant to which, subject to certain exceptions, each outstanding share of common stock, par value $0.01 per share, of the Company, will be converted into (i) 0.72 of a share of common stock of the Company and (ii) the right to receive $5.60 in cash, without interest.

               In addition, all shares of common stock, no par value, of RBL issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares, which will be canceled) will be converted into, and become, that number of newly issued shares of Company common stock as would, in the aggregate and after giving effect to the Merger and the Company common stock owned by HLR, RBL and their subsidiaries immediately after the effective time of the Merger, equal 49.9% of the total number of shares of

               NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

          Company common stock outstanding immediately after the effective time of the Merger (after giving effect to the issuance of Company common stock in respect of the Company employee stock options in connections with the Merger).

               In connection with the Merger, the Company currently intends to declare a dividend, payable to holders of record of shares of Company common stock as of the third business day prior to the date of the special meeting of the stockholders to consider and vote on the Merger, which dividend will consist of 0.16308 of a warrant per outstanding share of Company common stock, each such warrant (a "Warrant") representing the right to purchase one newly issued share of Company common stock for $22.00 (subject to adjustments) on the fifth anniversary of the issuance of the Warrant. In addition, the Merger Agreement provides for the issuance to and
          purchase  by  Roche,  for   a  purchase  price  of  approximately
          $51,048,900, of 8,325,000 Warrants to purchase shares of Company common stock (the "Roche Warrants"), which Warrants will have the terms described in the preceding sentence.

               The aggregate cash consideration of approximately $474.7 to be paid to stockholders of the Company in the Merger will be financed from three sources: a cash contribution by the Company of approximately $288.0 out of proceeds of borrowings by the Company in an equal amount, a cash contribution to be made by HLR in the amount of approximately $135.7 and the proceeds from the issuance of the Roche Warrants.

               The Company has obtained a commitment for a credit facility, which will include a term loan facility of not more than $800.0 and a revolving credit facility of not more than $400.0, to refinance the Company's existing indebtedness and to finance the Company's portion of the total cash consideration to the paid to stockholders of the Company in the Merger. The specific terms and conditions of the credit facility are currently under negotiation.

               Restructuring costs of approximately $84.0 million are expected to be recorded by the Company at the close of the Merger. These costs will reflect the write-off of deferred financing costs related to the repayment of the Company's existing revolving credit facility and term loan facility entered into in connection with the Allied Acquisition financing and the creation of reserves for severance and benefit costs, costs for office facilities expected to be closed, vacant space costs, systems conversion costs and other restructuring expenses of the Company associated with the Merger.

                                                              Schedule VIII

             NATIONAL HEALTH LABORATORIES HOLDINGS INC. AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     Years Ended December 31, 1994, 1993 and 1992
                                (Dollars in Millions)

- ------------------------------------------------------------------------------

                       Balance                Charged      Other
                         at                   to costs   (Deduct-    Balance
                      beginning                 and       ions)       at end
                      of year   Acquisitions   expenses   Additions  of year
- ------------------------------------------------------------------------------
Year ended December 31, 1994:
  Applied against asset
    accounts:

  Contractual allowances
  and allowance for
  doubtful accounts      $ 51.0      $ 18.5      $110.0     $(95.7)    $ 65.3
                         ======      ======      ======     =======    ======

Year ended December 31, 1993
  Applied against asset
  accounts:

 Contractual allowances
 and allowance for
 doubtful accounts       $ 72.9         -        $ 55.1     $(77.0)    $ 51.0
                         ======      ======      ======     =======    ======

Year ended December 31, 1992:
  Applied against asset
  accounts:

  Contractual allowances
  and allowance for
  doubtful accounts      $ 63.0         -        $ 75.2     $(65.3)    $ 72.9
                         ======      ======      =======    ========   ======










                               APPENDIX A

                NARRATIVE DESCRIPTION OF STOCK PERFORMANCE GRAPH

     A narrative description of the graphic presentation of the stock performance graph required by Item 402(1) of Regulation S-K is included in Part III, Item 11 "EXECUTIVE COMPENSATION" of this
     Form 10-K.

