Form 10-Q
period 1995-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1995-05-15
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           MARCH 31, 1995
                                        -----------------------------------
                                          OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                        ---------------     ---------------
          Commission file number                  1-11353
                                 ------------------------------------------
                      LABORATORY CORPORATION OF AMERICA HOLDINGS
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                          DELAWARE                          13-3757370
          -----------------------------------------------------------------
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)          Identification No.)

               358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA 27215
          -----------------------------------------------------------------
             (Address of principal executive offices)          (Zip code)

                                     800-222-7566
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                      NATIONAL HEALTH LABORATORIES HOLDINGS INC.
             4225 EXECUTIVE SQUARE, SUITE 805, LA JOLLA, CALIFORNIA 92037
          -----------------------------------------------------------------
            (Former name or former address, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No

          The number of shares outstanding of the issuer's common stock is 122,908,701 shares as of May 12, 1995, of which 61,329,256 sharesare held by indirect wholly-owned subsidiaries of Roche Holding Ltd.

          The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,670 as of May 12, 1995, of which 8,325,000 are held by an indirect wholly-owned subsidiary of Roche Holding Ltd.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Dollars in Millions, except per share data)
                                                    March 31,    December 31,
                                                      1995           1994
                                                  -----------    ------------
                                                  (Unaudited)
                          ASSETS
          Current assets:
            Cash and cash equivalents             $   21.1        $   26.8
            Accounts receivable, net                 217.4           205.4
            Inventories                               20.1            20.1
            Prepaid expenses and other                24.0             8.3
            Deferred income taxes                     29.2            29.4
            Income taxes receivable                     --             3.0
                                                  --------        --------
                Total current assets                 311.8           293.0

          Property, plant and equipment, net         138.6           140.1
          Intangible assets, net                     549.2           551.9
          Other assets, net                           27.6            27.7
                                                  --------        --------
                                                  $1,027.2        $1,012.7
                                                  ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
            Accounts payable                      $   38.5        $   44.3
            Accrued expenses and other                89.8            92.8
            Current portion of long-term debt         41.4            39.0
            Accrued settlement expenses                7.4            26.7
                                                  --------        --------
              Total current liabilities              177.1           202.8

          Revolving credit facility                  255.0           213.0
          Long-term debt, less current portion       328.9           341.0
          Capital lease obligation                     9.8             9.8
          Deferred income taxes                       21.2            20.6
          Other liabilities                           56.2            59.5
          Stockholders' equity:
            Preferred stock, $0.10 par value;
              10,000,000 shares authorized;
              none issued                               --             --
            Common stock, $0.01 par value;
              220,000,000 shares authorized;
              84,782,359 shares and 84,761,817
              shares issued at March 31, 1995
              and December 31, 1994, respectively      0.8             0.8
          Additional paid-in capital                 153.7           153.5
          Retained earnings                           24.5            11.7
                                                  --------        --------
            Total stockholders' equity               179.0           166.0
                                                  --------        --------
                                                  $1,027.2        $1,012.7
                                                  ========        ========

          See notes to unaudited consolidated condensed financial statements.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (Dollars in Millions, except per share data)
                                     (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1995         1994
                                                      -------      -------
          Net sales                                   $ 243.8      $ 185.0

          Cost of sales                                 164.3        132.3
                                                      -------      -------
          Gross profit                                   79.5         52.7

          Selling, general and
            administrative expenses                      38.0         31.0

          Amortization of intangibles
            and other assets                              4.8          3.1
                                                      -------      -------
          Operating income                               36.7         18.6
                                                      -------      -------
          Other income (expenses):
            Investment income                             0.4          0.2
            Interest expense                            (13.7)        (4.5)
                                                      -------      -------
          Earnings before income taxes                   23.4         14.3

          Provision for income taxes                     10.6          6.2
                                                      -------      -------
          Net earnings                                $  12.8      $   8.1
                                                      =======      =======

          Earnings per common share                   $  0.15      $  0.10

          Dividends per common share                  $    --      $  0.08










            See notes to unaudited consolidated condensed financial statements.

              LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Dollars in Millions)
                                      (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1995         1994
                                                      -------      -------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings                              $  12.8      $   8.1

            Adjustments to reconcile net earnings
              to net cash provided by (used for)
              operating activities:
                Depreciation and amortization            14.2          9.4
                Provision for doubtful accounts,
                  net                                    (0.8)        (0.9)
                Change in assets and liabilities,
                  net of effects of acquisitions:
                  Increase in accounts receivable       (11.1)       (19.5)
                  Increase (decrease) in inventories      0.3         (1.6)
                  Increase in prepaid expenses
                    and other                           (16.0)        (3.2)
                  Decrease in deferred income
                    taxes, net                            1.0          3.3
                  Decrease in income taxes
                    receivable                            7.8          7.8
                  (Decrease) increase in accounts
                    payable, accrued expenses and
                    other                               (14.0)         3.8
                  Payments for settlement and
                    related expenses                    (19.3)        (8.9)
                  Other, net                             (0.7)         4.1
                                                       -------     -------
            Net cash provided by operating
              activities                                (25.8)         2.4
                                                       -------     -------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                         (7.1)       (10.3)
            Acquisitions of businesses                   (1.8)       (13.5)
                                                       -------     -------
            Net cash used for investing
              activities                                 (8.9)       (23.8)
                                                       -------     -------




                                        (continued)

              LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (Dollars in Millions)
                                      (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1995         1994
                                                      -------      -------
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from revolving credit
              facility                                $  42.0      $  46.0
            Payments on long-term debt                   (9.7)          --
            Deferred payments on acquisitions            (3.4)        (0.7)
            Dividends paid on common stock                 --         (6.8)
            Other                                         0.1           --
                                                      -------      -------
            Net cash provided by (used for)
              financing activities                       29.0         38.5
                                                      -------      -------
            Net increase in cash and cash
              equivalents                                (5.7)        17.1
            Cash and cash equivalents at
              beginning of year                          26.8         12.3
                                                      -------      -------
            Cash and cash equivalents at
              end of period                           $  21.1      $  29.4
                                                      =======      =======
          Supplemental schedule of cash
            flow information:
              Cash paid during the period for:
                Interest                              $  13.7      $   3.6
                Income taxes                             (0.3)         0.2

          Disclosure of non-cash financing
            and investing activities:
              Dividends declared and unpaid
                on common stock                       $    --      $   6.8

          In connection with business
            acquisitions, liabilities were
            assumed as follows:
              Fair value of assets acquired           $   2.7      $  15.0
              Cash paid                                  (1.8)       (13.5)
                                                      -------      -------
              Liabilities assumed                     $   0.9      $   1.5
                                                      =======      =======





          See notes to unaudited consolidated condensed financial statements.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Dollars in Millions, except per share data)

          1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

               During the three months ended March 31, 1995, the Company's name was National Health Laboratories Holdings Inc. ("NHL"). On April 28, 1995, following approval at a special meeting of the stockholders of the Company, the name of the Company was changed to Laboratory Corporation of America Holdings.

               The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly-owned subsidiaries (the "Company") after elimination of all material intercompany accounts and transactions and prior to giving effect to the merger with Roche Biomedical Laboratories, Inc. described in Footnote 3 herein.

               The accompanying consolidated condensed financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair statement of the results of operations have been made.

          2.   EARNINGS PER SHARE

               Earnings per share are based upon the weighted average number of shares outstanding during the three months ended March 31, 1995 and 1994 of 84,766,768 shares and 84,750,692 shares, respectively.

          3.   SUBSEQUENT   EVENT   -    MERGER   WITH   ROCHE   BIOMEDICAL
               LABORATORIES, INC.

               On April 28, 1995, the Company completed the merger with Roche Biomedical Laboratories, Inc. ("RBL") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of December 13, 1994 (the "Merger"). The Merger will be accounted for under the purchase method of accounting.

               Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.01 per share of the Company ("Common Stock") (other than as provided in the Merger Agreement), was converted (the "Share Conversion") into (i) 0.72 of a share of Common Stock of the Company and (ii) $5.60 in cash per share, without interest. Based upon the number of shares of Common Stock outstanding immediately prior to the Merger and converted pursuant to the Share Conversion in the Merger, as provided in the Merger Agreement, the Company estimates that the aggregate number of shares issued and outstanding following the Share Conversion was 61,041,138. Also, an aggregate of 538,307 shares of Common Stock were issued in connection with the cancellation of certain employee stock options.

              LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Dollars in Millions, except per share data)

          3.   SUBSEQUENT   EVENT   -    MERGER   WITH   ROCHE   BIOMEDICAL
               LABORATORIES, INC. - Continued

               In addition, pursuant to the Merger Agreement, an aggregate of 61,329,256 shares of Common Stock were issued to HLR Holdings Inc. ("HLR") and its designee, Roche Holdings, Inc. in exchange for all shares of common stock, no par value, of RBL outstanding immediately prior to the effective date of the Merger (other than treasury shares, which were canceled). The issuance of such shares of Common Stock was based upon the Company's estimate, as of immediately after the Merger, of the total outstanding shares immediately after the Share Conversion and, based on such estimate, equals approximately 49.9% of the total outstanding shares of Common Stock.

               The  Company   also  made   a  distribution   (the  "Warrant
          Distribution")  to holders  of record  as of  April 21,  1995, of
          0.16308 of a warrant per outstanding share of Common Stock, each such warrant representing the right to purchase one newly issued share of Common Stock for $22.00 (subject to adjustment) on April 28, 2000 (each such warrant, a "Warrant"). Approximately 13,826,670 Warrants have been issued to stockholders entitled to receive Warrants in the Warrant Distribution, (including
          fractional  Warrants,  which  were  not  distributed,  but   were
          liquidated in sales on the New York Stock Exchange and the proceeds thereof distributed to such stockholders). In addition, pursuant to the Merger Agreement on April 28, 1995 the Company issued to Hoffmann-La Roche Inc. ("Roche"), for a purchase price of approximately $51.0, of 8,325,000 Warrants (the Roche Warrants ) to purchase shares of Common Stock, which Warrants will have the terms described above.

               The aggregate cash consideration of approximately $474.8 paid to stockholders of the Company in the Merger was financed from three sources: a cash contribution (the "Company Cash Contribution") of approximately $288.1 out of the proceeds of borrowings under the Bank Facility (as described below), a cash contribution made by HLR to the Company in the amount of approximately $135.7 and the proceeds from the sale and issuance of the Roche Warrants.

               The Company also entered into a credit agreement dated as of April 28, 1995 (the "Credit Agreement"), with the banks named therein (the "Banks") and Credit Suisse (New York Branch), as administrative agent (the "Bank Agent"), which made available to the Company a senior term loan facility of $800.0 (the "Term Loan Facility") and a revolving credit facility of $450.0 (the

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Dollars in Millions)

          3.   SUBSEQUENT   EVENT   -   MERGER   WITH    ROCHE   BIOMEDICAL
               LABORATORIES, INC. - Continued

          "Revolving Credit Facility" and, together with the Term Loan Facility, the "Bank Facility"). The Bank Facility provided funds for the Company Cash Contribution for the refinancing of certain existing debt of the Company and its subsidiaries and RBL, to pay related fees and expenses of the Merger and for general corporate purposes of the Company and its subsidiaries, in each case subject to the terms and conditions set forth in the Credit Agreement.

               In connection with the Credit Agreement, the Company paid the Banks and Bank Agent customary underwriting, closing and participation fees, respectively. In addition, the Company will pay a facility fee based on the total Revolving Credit Facility commitment (regardless of usage) of 0.125% per annum. Availability of funds under the Bank Facility is conditioned on certain customary conditions, and the Credit Agreement contains customary representations, warranties, covenants and events of default.

               The Revolving Credit Facility matures in April 2000. The Term Loan Facility matures in December 2001, with repayments in each quarter prior to maturity based on a specified amortization schedule. For as long as HLR and its affiliates ownership of Company common stock (the HLR Group Interest ) remains at least 25%, the Revolving Credit Facility bears interest, at the option of the Company, at (i) Credit Suisse s Base Rate (as defined in the Credit Agreement) or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.25% and the Term Loan Facility bears interest, at the option of the Company, at (i) Credit Suisse s Base Rate (as defined in the Credit Agreement) or
          (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.375%. In the event there is a reduction in the HLR Group Interest to below 25%, applicable interest margins will not be determined as set forth above, but instead will be determined based upon the Company s financial performance as described in the Credit Agreement.

               The  Bank  Facility   is  unconditionally  and   irrevocably
          guaranteed by certain of the Company s subsidiaries.

               On April 28, 1995, the Company borrowed $800.0 under the Term Loan Facility and $184.0 under the Revolving Credit Facility to (i) pay the Company Cash Contribution; (ii) repay in full the existing revolving credit and term loan facilities of a wholly-owned subsidiary of the Company of approximately $640.0 including interest and fees; (iii) repay approximately $50.0 of existing

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Dollars in Millions)

          3.   SUBSEQUENT    EVENT   -   MERGER   WITH   ROCHE   BIOMEDICAL
               LABORATORIES, INC. - Continued

          indebtedness of RBL; and (iv) for other costs in connection with the Merger and for working capital and general corporate purposes of the Company and its subsidiaries.

               Restructuring costs of approximately $76.0 were recorded by the Company upon consummation of the Merger. Also, in connection with the repayment of existing revolving credit and term loan facilities, the Company recorded an extraordinary loss of approximately $14.0 ($7.7 net of tax), consisting of the write-off of deferred financing costs, related to the early extinguishment of debt. The restructuring costs reflect the Company's estimate, at the time of the Merger, of reserves for severance and benefit costs, costs for office and laboratory facilities expected to be closed, including asset write-downs and lease costs, and other restructuring expenses of the Company associated with the Merger.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          RESULTS OF OPERATIONS
          ---------------------

               Net sales for the three months ended March 31, 1995 were $243.8, an increase of 31.8% from $185.0 reported in the comparable 1994 period. Net sales from the inclusion of Allied Clinical Laboratories, Inc. ("Allied"), which was acquired on
          June 23, 1994, increased net sales by approximately $40.7 or 22.0%. Growth in new accounts and acquisitions of small clinical laboratory companies increased net sales by approximately 10.0% and 6.4%, respectively. A price increase, effective on January 1, 1995, increased net sales by approximately 2.5% for the three months ended March 31, 1995. However, a reduction in Medicare fee schedules from 84% to 80% of the national limitation amounts on January 1, 1995, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately 1.4%. Other factors, including lower utilization of laboratory testing and price erosion in the industry as a whole, comprised the remaining reduction in net sales.

               Cost of sales, which primarily includes laboratory and distribution costs, increased to $164.3 for the three months ended March 31, 1995 from $132.3 in the corresponding 1994 period. Cost of sales increased by approximately $32.2 due to the inclusion of the cost of sales of Allied. This increase was partially offset by reductions in various cost categories as a result of the Company's on-going cost-reduction program. Cost of sales as a percent of net sales was 67.4% for the three months ended March 31, 1995 and 71.5% in the corresponding 1994 period. The decrease in the cost of sales percentage primarily resulted from the Company's cost reduction efforts and from an increase in net sales in the three months ended March 31, 1995 compared to the corresponding period in 1994. This decrease was partially offset by a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provided little corresponding reduction in costs.

               Selling, general and administrative expenses increased to $38.0 for the three months ended March 31, 1995 from $31.0 in the same period in 1994. Approximately $5.5 of the increase was due to the inclusion of the selling, general and administrative expenses of Allied. The remaining increase was primarily due to expansion of the data processing and billing departments due to increased volume and to improve customer service. As a percentage of net sales, selling, general and administrative expenses was 15.6% and 16.8% for the three months ended March 31, 1995 and 1994, respectively. The decrease in the selling, general and administrative percentage primarily resulted from an increase in net sales as discussed above.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          RESULTS OF OPERATIONS - Continued
          ---------------------

               Management expects net sales to continue to grow through strategic acquisitions and the addition of new accounts, although there can be no assurance that the Company will experience such growth. Reductions in Medicare fee schedules, pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), to 76% of the median fee amounts, effective January 1, 1996 is expected to negatively impact net sales, cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales in the future. Management cannot predict if price erosion or utilization declines will continue to occur or the ultimate effect of such declines on net sales or results of operations. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through comprehensive cost reduction programs at each of the Company's regional laboratories, although there can be no assurance of the success of such programs.

               The increase in amortization of intangibles and other assets to $4.8 for the three months ended March 31, 1995 from $3.1 in the corresponding period in 1994 primarily resulted from the acquisition of Allied in June 1994 and other small laboratory companies during both 1995 and 1994.

               Interest expense was $13.7 for the three months ended March 31, 1995 compared with $4.5 for the same period in 1994. The change resulted primarily from increased borrowings used to finance the acquisition of Allied in June 1994 and other small laboratory companies during both 1995 and 1994. Higher average interest rates also contributed to the increase in interest expense.

               The provision for income taxes as a percentage of earnings before income taxes was 45.3% and 43.4% for the three months ended March 31, 1995 and 1994, respectively. The change was mainly due to a higher effective tax rate for both federal and state income taxes.

               The health care industry is undergoing significant change as third party payers, such as Medicare and Medicaid and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In an effort to address this problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Some of the proposals include managed competition,

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (Dollars in Millions, except per share data)

          RESULTS OF OPERATIONS - Continued
          ---------------------

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

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
          ----------------------------------------------------

               For the three months ended March 31, 1995 and 1994, net cash (used in) provided by operating activities (after payment of settlement and related expenses of $19.3 and $8.9 in 1995 and 1994, respectively) was ($25.8) and $2.4, respectively. Cash used for capital expenditures was $7.1 and $10.3 for the three months ended March 31, 1995 and 1994, respectively. The Company expects capital expenditures to be approximately $100.0 to $125.0 in 1995 to integrate the Company, RBL and Allied, to accommodate expected growth, to further automate laboratory processes and improve efficiency.

               The Company acquired one small laboratory company during the three months ended March 31, 1995 for an aggregate amount of $1.8 in cash and the recognition of $0.9 of liabilities. During the corresponding period in 1994, the Company acquired four laboratory companies for a total of $13.5 in cash and the recognition of $1.5 of liabilities.

               On April 28, 1995, the Company completed the merger with Roche Biomedical Laboratories, Inc. ("RBL") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of December 13, 1994 (the "Merger"). The Merger will be accounted for under the purchase method of accounting.

               Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.01 per share of the Company ("Common Stock") (other than as provided in the Merger Agreement), was converted (the "Share Conversion") into (i) 0.72 of a share of Common Stock of the Company and (ii) $5.60 in cash per share, without interest. Based upon the number of shares of Common Stock outstanding immediately prior to the Merger and converted pursuant

                 LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (Dollars in Millions, except per share data)

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued
          ----------------------------------------------------

          to the Share Conversion in the Merger, as provided in the Merger Agreement, the Company estimates that the aggregate number of shares issued and outstanding following the Share Conversion was 61,041,138. Also, an aggregate of 538,307 shares of Common Stock were issued in connection with the cancellation of certain employee stock options.

               In addition, pursuant to the Merger Agreement, an aggregate of 61,329,256 shares of Common Stock were issued to HLR Holdings Inc. ("HLR") and its designee, Roche Holdings, Inc. in exchange for all shares of common stock, no par value, of RBL outstanding immediately prior to the effective date of the Merger (other than treasury shares, which were canceled). The issuance of such shares of Common Stock was based upon the Company's estimate, as of immediately after the Merger, of the total outstanding shares immediately after the Share Conversion and, based on such estimate, equals approximately 49.9% of the total outstanding shares of Common Stock.

               The   Company  also   made  a  distribution   (the  "Warrant
          Distribution")  to holders  of record  as of  April 21,  1995, of
          0.16308 of a warrant per outstanding share of Common Stock, each such warrant representing the right to purchase one newly issued share of Common Stock for $22.00 (subject to adjustment) on April 28, 2000 (each such warrant, a "Warrant"). Approximately 13,826,670 Warrants have been issued to stockholders entitled to receive Warrants in the Warrant Distribution, (including fractional Warrants, which were not distributed, but were liquidated in sales on the New York Stock Exchange and the proceeds thereof distributed to such stockholders). In addition, pursuant to the Merger Agreement on April 28, 1995 the Company issued to Hoffmann-La Roche Inc. ("Roche"), for a purchase price of approximately $51.0, of 8,325,000 Warrants (the Roche Warrants ) to purchase shares of Common Stock, which Warrants will have the terms described above.

               The aggregate cash consideration of approximately $474.8 paid to stockholders of the Company in the Merger was financed from three sources: a cash contribution (the "Company Cash Contribution") of approximately $288.1 out of the proceeds of borrowings under the Bank Facility (as described below), a cash contribution made by HLR to the Company in the amount of approximately $135.7 and the proceeds from the sale and issuance of the Roche Warrants.

               The Company also entered into a credit agreement dated as of

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued
          ----------------------------------------------------

          April 28, 1995 (the "Credit Agreement"), with the banks named therein (the "Banks") and Credit Suisse (New York Branch), as administrative agent (the "Bank Agent"), which made available to the Company a senior term loan facility of $800.0 (the "Term Loan Facility") and a revolving credit facility of $450.0 (the
          "Revolving Credit Facility" and, together with the Term Loan Facility, the "Bank Facility"). The Bank Facility provided funds for the Company Cash Contribution for the refinancing of certain existing debt of the Company and its subsidiaries and RBL, to pay related fees and expenses of the Merger and for general corporate purposes of the Company and its subsidiaries, in each case subject to the terms and conditions set forth in the Credit Agreement.

               In connection with the Credit Agreement, the Company paid the Banks and Bank Agent customary underwriting, closing and participation fees, respectively. In addition, the Company will pay a facility fee based on the total Revolving Credit Facility commitment (regardless of usage) of 0.125% per annum. Availability of funds under the Bank Facility is conditioned on certain customary conditions, and the Credit Agreement contains customary representations, warranties, covenants and events of default.

               The Revolving Credit Facility matures in April 2000. The Term Loan Facility matures in December 2001, with repayments in each quarter prior to maturity based on a specified amortization schedule. For as long as HLR and its affiliates ownership of Company common stock (the HLR Group Interest ) remains at least 25%, the Revolving Credit Facility bears interest, at the option of the Company, at (i) Credit Suisse s Base Rate (as defined in the Credit Agreement) or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.25% and the Term Loan Facility bears interest, at the option of the Company, at (i) Credit Suisse s Base Rate (as defined in the Credit Agreement) or
          (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.375%. In the event there is a reduction in the HLR Group Interest to below 25%, applicable interest margins will not be determined as set forth above, but instead will be determined based upon the Company s financial performance as described in the Credit Agreement.

               The  Bank   Facility  is  unconditionally   and  irrevocably
          guaranteed by certain of the Company s subsidiaries.

               On April 28, 1995, the Company borrowed $800.0 under the Term Loan Facility and $184.0 under the Revolving Credit Facility to (i)

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued
          ----------------------------------------------------

          pay the Company Cash Contribution; (ii) repay in full the existing revolving credit and term loan facilities of a wholly-owned subsidiary of the Company of approximately $640.0 including interest and fees; (iii) repay approximately $50.0 of existing indebtedness of RBL; and (iv) for other costs in connection with the Merger and for working capital and general corporate purposes of the Company and its subsidiaries.

               Restructuring costs of approximately $76.0 were recorded by the Company upon consummation of the Merger. Also, in connection with the repayment of existing revolving credit and term loan facilities, the Company recorded an extraordinary loss of approximately $14.0 ($7.7 net of tax), consisting of the write-off of deferred financing costs, related to the early extinguishment of debt. The restructuring costs reflect the Company's estimate, at the time of the Merger, of reserves for severance and benefit costs, costs for office and laboratory facilities expected to be closed, including asset write-downs and lease costs, and other restructuring expenses of the Company associated with the Merger.

               The Company expects that its cash needs for working capital, capital expenditures and the cash costs of the restructuring and operations of the Company after the Merger will be met by its cash flow from operations and borrowings under the Revolving Credit Facility.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                             PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings

                    As discussed in Part I, Item 3 "Legal Proceedings" of the Company's December 31, 1994 Annual Report on Form 10-K, Allied Clinical Laboratories, Inc. ("Allied"), which was purchased by the Company in June 1994, received in April 1994 a subpoena from the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS") requesting documents and certain information regarding the Medicare billing practices of its Cincinnati, Ohio clinical laboratory with respect to certain cancer screening tests. In March 1995, Allied resolved the issues raised by the
                    April 1994 subpoena and a related qui tam action commenced in a Cincinnati, Ohio Federal court by entering into agreements with, among others, HHS, the United States Department of Justice and the relators in the qui tam action pursuant to which it agreed to pay $4.9 million to settle all pending claims and inquiries regarding these billing practices and certain others. The Company had previously established reserves that were adequate to cover such settlement payment. In connection with the settlement, Allied agreed with HHS, among other things, to implement a corporate integrity program to ensure that Allied and its representatives remain in compliance with applicable laws and regulations and to provide certain reports and information to HHS regarding such compliance efforts.



          Item 2.   Changes in Securities

                    (a) In connection with the Merger, the Company, HLR, Roche and Roche Holdings, Inc. ("Holdings") entered into a stockholder agreement dated as of April 28, 1995 (the "Stockholder Agreement") which sets forth, among other things, certain agreements and understandings regarding the governance of the Company following the Merger, including but not limited to the composition of the Board of Directors. The Stockholder Agreement was filed as an exhibit to the Company's report on Form 8-K dated April 28, 1995 which was filed on May 12, 1995 in connection with the merger and is incorporated herein by reference.

                         In connection with the Merger, the Company made a distribution to stockholders of record of shares of Common Stock as of April 21, 1995 consisting of

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                             PART II - OTHER INFORMATION

          Item 2.   Changes in Securities - Continued

                         0.16308 of a warrant per outstanding share of Common Stock, each such warrant representing the right to purchase one newly issued share of Common Stock for $22.00 (subject to adjustment) pursuant to a warrant agreement between the Company and American Stock Transfer & Trust Company (the "Warrant Agreement") dated as of April 10, 1995 which sets forth the terms of the warrants. The Warrant Agremeent was filed as an exhibit to the Company's report on Form 8-K dated April 28, 1995 which was filed on May 12, 1995 in connection with the Merger and is incorporated herein by reference.

                    (b)  Not applicable


          Item 4.   Submission of Matters to a Vote of Security Holders

                    (a) A Special Meeting of the Shareholders was held on April 28, 1995.

                    (b)  Not applicable.

                    (c) The matters voted upon were the approval and adoption of the Merger Agreement and the approval of a proposed amendment to Article I of the Certificate of Incorporation of the Company to change the name of the Company to "Laboratory Corporation of America Holdings." The results of the vote were as follows:

                                             Votes      Votes    Votes
                       Topic                  For      Against Abstained
              ------------------------    ----------  -------- ---------
              Approval and adoption
              of the Merger Agreement:    66,972,092    50,182   38,702

              Approval of name change:    66,962,170    57,404   41,402

                        (d)  Not applicable.

            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                             PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         3.1   Certificate of Incorporation of  the Company
                               (amended pursuant to a Certificate of Merger
                               filed on April 28, 1995)*
                         3.2   Amended   and   Restated   By-Laws  of   the
                               Company*
                         4.1   Warrant Agreement  dated  as  of  April  10,
                               1995 between the Company  and American Stock
                               Transfer & Trust Company*
                         4.2   Specimen    of   the    Company's    Warrant
                               Certificate (included in the  exhibit to the
                               Warrant   Agreement  included   therein   as
                               Exhibit 4.1 hereto)*
                         4.3   Specimen  of  the  Company's   Common  Stock
                               Certificate*
                         10.1  Stockholder Agreement dated as  of April 28,
                               1995  among the Company,  HLR Holdings Inc.,
                               Hoffmann-La  Roche Inc.  and Roche Holdings,
                               Inc.*
                         10.2  Exchange  Agent Agreement dated  as of April
                               28, 1995  between the  Company and  American
                               Stock Transfer & Trust Company*
                         10.3  Credit  Agreement  dated  as  of  April  28,
                               1995,  among  the Company,  the  banks named
                               therein,   and   Credit  Suisse   (New  York
                               Branch), as Administrative Agent*
                         10.4  Amendment dated as of April  28, 1995 to the
                               Employment Agreement dated as  of January 1,
                               1991, as amended  on April 1, 1991,  June 6,
                               1991,  January 1,  1993 and  April 1,  1994,
                               between   La   Jolla  Management   Corp.,  a
                               Delaware corporation and David C. Flaugh*
                         21    Subsidiaries of the Company*
                         22    Press Release  dated April 28,  1995 by  the
                               Company*
                         27    Financial   Data  Schedule   (electronically
                               filed version only).

                    (b)  Reports on Form 8-K

                             A report  on Form 8-K  dated April  28, 1995
                             was  filed on  May  12,  1995 in  connection
                             with the Merger.  The Form  8-K incorporated
                             by  reference  the   Consolidated  Financial
                             Statements   of   RBL   and   the   proforma
                             financial information with respect to the Merger

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                             PART II - OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K - Continued


                               included on the proxy statement/prospectus dated March 31, 1995 and filed by the Company with the Commission as part of a Registration Statement in Forms S-4/S-3 on March 31, 1995.



          * Incorporated by reference herein to the report on Form 8-K dated April 28, 1995, filed with the Securities and Exchange Commission on May 12, 1995 in connection with the Merger.

                                  S I G N A T U R E


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      LABORATORY CORPORATION OF AMERICA HOLDINGS
                                      Registrant



                              By:/s/    DAVID C. FLAUGH
                                 ----------------------
                                        David C. Flaugh
                                        Executive Vice President and Chief
                                        Operating Officer




                              By:/s/    WESLEY R. ELINGBURG
                                 --------------------------
                                        Wesley R. Elingburg
                                        Senior Vice President, Finance
                                        (Principal Accounting Officer)



          Date:     May 15, 1995