Form 10-Q
period 1995-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 1995-08-11
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           JUNE 30, 1995
                                        -----------------------------------
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

          The number of shares outstanding of the issuer's common stock is 122,908,698 shares as of August 3, 1995, of which 61,329,256 shares are held by indirect wholly-owned subsidiaries of Roche Holding Ltd.

          The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of August 3, 1995, of which 8,325,000 are held by an indirect wholly-owned subsidiary of Roche Holding Ltd.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Dollars in Millions, except per share data)
                                                    June 30,     December 31,
                                                      1995           1994
                                                  -----------    -----------
                                                  (Unaudited)
                          ASSETS
          Current assets:
            Cash and cash equivalents             $   45.6        $   26.8
            Accounts receivable, net                 403.0           205.4
            Inventories                               51.9            20.1
            Prepaid expenses and other                17.9             8.3
            Deferred income taxes                     50.8            29.4
            Income taxes receivable                     --             3.0
                                                  --------        --------
                Total current assets                 569.2           293.0

          Property, plant and equipment, net         285.9           140.1
          Intangible assets, net                     924.6           551.9
          Other assets, net                           16.1            27.7
                                                  --------        --------
                                                  $1,795.8        $1,012.7
                                                  ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                      $   49.8        $   44.3
            Accrued expenses and other               187.3            92.8
            Current portion of long-term debt         68.8            39.0
            Accrued settlement expenses                9.4            26.7
                                                  --------        --------
              Total current liabilities              315.3           202.8

          Revolving credit facility                  194.0           213.0
          Long-term debt, less current portion       731.3           341.0
          Capital lease obligation                     9.8             9.8
          Deferred income taxes                        1.2            20.6
          Other liabilities                          147.0            59.5

          Stockholders' equity:
            Preferred stock, $0.10 par value;
              10,000,000 shares authorized;
              none issued and outstanding               --             --
            Common stock, $0.01 par value;
              220,000,000 shares authorized;
              122,908,698 shares and 84,761,817
              shares issued and outstanding at
              June 30, 1995 and December 31, 1994,
              respectively                             1.2             0.8
          Additional paid-in capital                 411.4           153.5
          Retained earnings (Accumulated deficit)    (15.4)           11.7
                                                  --------        --------
            Total stockholders' equity               397.2           166.0
                                                  --------        --------
                                                  $1,795.8        $1,012.7
                                                  ========        ========

            See notes to unaudited consolidated condensed financial statements.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (Dollars in Millions, except per share data)
                                     (Unaudited)
                                   Six Months Ended       Three Months Ended
                                       June 30,                June 30,
                                 -------------------      ------------------
                                   1995        1994         1995       1994
                                 -------     -------      -------    -------
  Net sales                      $ 611.1     $ 388.9      $ 367.3    $ 203.9

  Cost of sales                    422.7       268.8        258.4      136.5
                                 -------     -------      -------    -------
  Gross profit                     188.4       120.1        108.9       67.4

  Selling, general and
    administrative expenses         95.4        64.5         57.4       33.5

  Amortization of intangibles
    and other assets                11.5         6.5          6.7        3.4

  Restructuring charges             65.0          --         65.0         --

  Provision for settlements         10.0          --         10.0         --
                                 -------     -------      -------    -------
  Operating income (loss)            6.5        49.1        (30.2)      30.5
                                 -------     -------      -------    -------
  Other income (expense):
    Investment income                0.7         0.5          0.3        0.3
    Interest expense               (31.1)      (10.5)       (17.4)      (6.0)
                                 -------     -------      -------    -------
  Earnings (loss) before
    income taxes and
    extraordinary item             (23.9)       39.1        (47.3)      24.8

  Provision for income taxes        (5.1)       16.9        (15.7)      10.7
                                 -------     -------      -------    -------
  Earnings (loss) before
    extraordinary item             (18.8)       22.2        (31.6)      14.1

  Extraordinary item -
    Loss on early extinguishment
    of debt, net of income tax
    benefit of $5.2                 (8.3)         --         (8.3)        --
                                 -------     -------      -------    -------
  Net earnings (loss)            $ (27.1)    $  22.2      $ (39.9)   $  14.1
                                 =======     =======      =======    =======
  Net earnings (loss) per
    common share:
     Earnings (loss) per common
      share before extra-
      ordinary loss              $  (0.20)   $   0.26     $  (0.28)  $   0.16
     Extraordinary loss per
      common share               $  (0.08)   $     --     $  (0.08)  $     --
                                 --------    --------     --------   --------
     Net earnings (loss) per
      common share               $  (0.28)   $   0.26     $  (0.36)  $   0.16
                                 ========    ========     ========   ========

  Dividends per common share     $     --    $   0.08     $     --   $     --
                                 ========    ========     ========   ========

        See notes to unaudited consolidated condensed financial statements.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Dollars in Millions)
                                     (Unaudited)
                                                         Six Months Ended
                                                            June 30,
                                                      --------------------
                                                        1995         1994
                                                      -------      -------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings (loss)                       $ (27.1)     $  22.2

            Adjustments to reconcile net earnings
             to net cash provided by (used for)
             operating activities:
               Depreciation and amortization             32.7         19.4
               Restructuring charges                     65.0           --
               Provision for settlements                 10.0           --
               Extraordinary loss, net of
                 income tax benefits                      8.3           --
               Provision for doubtful accounts,
                 net                                      0.4          0.2
               Change in assets and liabilities,
                 net of effects of acquisitions:
                   Increase in accounts receivable      (29.0)       (42.5)
                   Decrease (increase) in inventories     5.5         (1.8)
                   Decrease in prepaid expenses
                    and other                             1.2          0.8
                   Increase in deferred income
                    taxes, net                          (22.8)         6.3
                   Decrease in income taxes
                    receivable                            3.7          7.5
                   Decrease in accounts payable,
                    accrued expenses and other          (11.4)        (1.1)
                   Payments for restructuring charges    (4.9)         --
                   Payments for settlement and
                    related expenses                    (27.3)       (13.4)
                   Other, net                            (4.1)        (2.5)
                                                      -------      -------
            Net cash provided by (used for) operating
              activities                                  0.2         (4.9)
                                                      -------      -------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                        (27.1)       (24.7)
            Acquisitions of businesses                  (10.4)      (244.9)
                                                      -------      -------
            Net cash used for investing
              activities                                (37.5)      (269.6)
                                                      -------      -------

                                     (continued)

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                (Dollars in Millions)
                                     (Unaudited)
                                                         Six Months Ended
                                                            June 30,
                                                      --------------------
                                                        1995         1994
                                                      -------      -------
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from revolving credit facilities $ 236.0      $ 273.0
            Payments on revolving credit facilities    (255.0)      (368.0)
            Proceeds from long-term debt                800.0        400.0
            Payments on long-term debt                 (430.0)          --
            Dividends paid on common stock             (474.8)       (13.6)
            Proceeds from issuance of
              common stock                              135.7           --
            Proceeds from issuance of Roche Warrants     51.0           --
            Deferred payments on acquisitions            (7.1)        (1.7)
            Other                                         0.3         (0.4)
                                                      -------      -------
            Net cash provided by financing
              activities                                 56.1        289.3
                                                      -------      -------
            Net increase in cash and cash
              equivalents                                18.8         14.8
            Cash and cash equivalents at
              beginning of year                          26.8         12.3
                                                      -------      -------
            Cash and cash equivalents at
              end of period                           $  45.6      $  27.1
                                                      =======      =======
          Supplemental schedule of cash
            flow information:
              Cash paid during the period for:
                Interest                              $  23.8      $  11.1
                Income taxes                              6.9          7.8

          Disclosure of non-cash financing
            and investing activities:
              Common stock issued in connection
                with an acquisition                   $ 539.6      $    --
              Common stock issued in connection
                with the cancellation of employee
                stock options                         $   6.9      $    --

          In connection with business acquisitions,
            liabilities were assumed as follows:
              Fair value of assets acquired           $ 742.2      $ 366.9
              Cash paid                                 (10.4)      (244.9)
              Stock issued                             (539.6)          --
                                                      -------      -------
              Liabilities assumed                     $ 192.2      $ 122.0
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


          1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

               Prior to April 28, 1995, the Company's name was National Health Laboratories Holdings Inc. ("NHL"). On April 28, 1995, following approval at a special meeting of the stockholders of the Company, the name of the Company was changed to Laboratory Corporation of America Holdings.

               The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly-owned subsidiaries (the "Company") after elimination of all material intercompany accounts and transactions.

               The accompanying consolidated condensed financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair statement of the results of operations have been made.

          2.   EARNINGS PER SHARE

               Earnings per share are based upon the weighted average number of shares outstanding during the three and six months ended June 30, 1995 of 111,177,517 shares and 98,045,102 shares, respectively, and the weighted average number of shares outstanding during the three and six months ended June 30, 1994 of 84,751,763 and 84,751,231 shares respectively. The increase in the total number of shares outstanding for the three and six months ended June 30, 1995 resulted from the issuance of shares of common stock to HLR Holdings, Inc. ("HLR") and Roche Holdings, Inc. in connection with the merger with Roche Biomedical Laboratories, Inc. described in footnote 3 herein.

          3.   MERGER WITH ROCHE BIOMEDICAL LABORATORIES, INC.

               On April 28, 1995, the Company completed its merger with Roche Biomedical Laboratories, Inc. ("RBL") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of December 13, 1994 (the "Merger").

               Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.01 per share of the Company ("Common Stock") (other than as provided in the Merger Agreement), was converted (the "Share Conversion") into (i) 0.72 of a share of Common Stock of the Company and (ii) $5.60 in cash per share, without interest. The aggregate number of shares issued and outstanding following theShare Conversion was 61,041,135. Also,

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Dollars in Millions, except per share data)

          3.   MERGER WITH ROCHE BIOMEDICAL LABORATORIES, INC. - Continued

          an aggregate of 538,307 shares of Common Stock were issued in connection with the cancellation of certain employee stock options.

               In addition, pursuant to  the Merger Agreement, an aggregate of 61,329,256 shares of Common Stock were issued to HLR and its designee, Roche Holdings, Inc. in exchange for all shares of common stock, no par value, of RBL outstanding immediately prior to the effective date of the Merger (other than treasury shares, which were canceled) and a cash contribution described below. The issuance of such shares of Common Stock constituted approximately 49.9% of the total outstanding shares of Common Stock outstanding immediately after the Merger.

               The   Company  also  made   a  distribution   (the  "Warrant
          Distribution")  to holders  of record  as of  April 21,  1995, of
          0.16308 of a warrant per outstanding share of Common Stock, each such warrant representing the right to purchase one newly issued share of Common Stock for $22.00 (subject to adjustment) on April 28, 2000 (each such warrant, a "Warrant"). Approximately 13,826,308 Warrants have been issued to stockholders entitled to receive Warrants in the Warrant Distribution, (including fractional Warrants, which were not distributed, but were liquidated in sales on the New York Stock Exchange and the proceeds thereof distributed to such stockholders). In addition, pursuant to the Merger Agreement on April 28, 1995 the Company issued to Hoffmann-La Roche Inc. ("Roche"), for a purchase price of approximately $51.0, 8,325,000 Warrants (the Roche Warrants ) to purchase shares of Common Stock, which Warrants will have the terms described above.

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

               The exchange consideration of approximately $558.0 for the purchase of RBL consisted of the value of the stock issued to HLR and Roche Holdings, Inc., as well as other cash costs of the
          Merger, net  of cash  received  from HLR.   The  Merger has  been
          accounted for under the purchase method of accounting; as such RBL's assets and liabilities were recorded at their estimated fair values on the date of acquisition. The exchange consideration exceeded the fair value of acquired net tangible assets by

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Dollars in Millions, except per share data)

          3.   MERGER WITH ROCHE BIOMEDICAL LABORATORIES, INC. - Continued

          approximately $380.3, which is estimated to consist of goodwill of approximately $296.6 and customer lists of approximately $83.7. These items are being amortized over periods of 40 and 25 years, respectively. The allocation of the purchase price will be finalized based on asset valuations which are not yet completed.

               The following table provides unaudited pro forma operating results as if the Merger and the acquisition of Allied Clinical Laboratories, Inc., which was acquired on June 23, 1994, had been completed at the beginning of each of the periods presented. The pro forma information does not include the restructuring charges and the extraordinary item related to the Merger. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of future operating results.

                                                   Six Months Ended
                                                       June 30,
                                               ---------------------
                                                 1995           1994
                                               ------         ------
               Net sales                       $857.7         $843.4
               Net earnings                      35.1           39.8
               Earnings per common share       $  0.29        $  0.32

               The Company also entered into a credit agreement dated as of April 28, 1995 (the "Credit Agreement"), with the banks named therein (the "Banks") and Credit Suisse (New York Branch), as administrative agent (the "Bank Agent"), under which the Banks made available to the Company a senior term loan facility of $800.0 (the "Term Loan Facility") and a revolving credit facility of $450.0 (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Bank Facility"). The Bank Facility provided funds for the Company Cash Contribution for the refinancing of certain existing debt of the Company and its subsidiaries and RBL, for related fees and expenses of the Merger and for general corporate purposes of the Company and its subsidiaries, in each case subject to the terms and conditions set forth in the Credit Agreement.

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

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Dollars in Millions)

          3.   MERGER WITH ROCHE BIOMEDICAL LABORATORIES, INC. - Continued

               The Revolving Credit  Facility matures in  April 2000.   The
          Term Loan Facility matures in December 2001, with repayments in each quarter prior to maturity based on a specified amortization
          schedule.   For as  long as HLR and  its affiliates' ownership of
          outstanding  Company  common  stock (the   HLR  Group  Interest )
          remains at least 25%, the Revolving Credit Facility bears interest, at the option of the Company, at (i) Credit Suisse s Base Rate (as defined in the Credit Agreement) or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.25% and the Term Loan Facility bears interest, at the option of the Company, at (i) Credit Suisse s Base Rate (as defined in the Credit Agreement) or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.375%. In the event there is a reduction in the HLR Group interest to below 25%, applicable interest margins will not be determined as set forth above, but instead will be determined based upon the Company s financial performance as described in the Credit Agreement.

               The  Bank   Facility  is  unconditionally   and  irrevocably
          guaranteed by certain of the Company s subsidiaries.

               On April 28, 1995, the Company borrowed $800.0 under the Term Loan Facility and $184.0 under the Revolving Credit Facility
          (i) to pay the Company Cash Contribution; (ii) to repay in full the existing revolving credit and term loan facilities of a wholly-owned subsidiary of the Company of approximately $640.0 including interest and fees; (iii) to repay approximately $50.0 of existing indebtedness of RBL; and (iv) for other transaction costs in connection with the Merger and for use as working capital and general corporate purposes of the Company and its subsidiaries.

               In connection with the repayment of existing revolving credit and term loan facilities, the Company recorded an extraordinary loss of approximately $13.5 ($8.3 net of tax), consisting of the write-off of deferred financing costs, related to the early extinguishment of debt.

          4.   RESTRUCTURING CHARGES

               Following the Merger, the Company determined that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. In addition, the Company decided to downsize certain finance and administrative positions in La Jolla, California in order to eliminate duplicative functions.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Dollars in Millions)

          4.   RESTRUCTURING CHARGES - Continued

               Under the restructuring plan, the Company originally estimated it would take a $76.0 charge to cover the costs of the restructuring plan. In refining the plan, the Company later estimated that the charge required was $65.0. The charge includes approximately $24.2 to reduce the workforce by approximately 2,200 individuals. The plan includes a reduction of approximately 1,520 laboratory operations personnel, approximately 80 sales and marketing personnel and approximately 600 finance and administrative personnel both at laboratory locations and in La Jolla, California.

               Approximately $21.3 of the restructuring charge consists of the reduction of certain assets to their net realizable values and primarily consists of the write-off of approximately $17.7 of leasehold improvements on facilities to be closed or significantly downsized.

               Lease and other facility obligations accounted for approximately $19.5 of the restructuring charge, including the future minimum lease payments and expenses from the estimated closing or downsizing date to the end of the contractual lease term for facilities to be significantly downsized or closed.

               The   following   represents  the   Company's  restructuring
          activities for the period indicated:

                                          Asset       Lease and
                         Severance     revaluations  other facility
                           Costs      and write-offs  obligations    Total
                         ---------   --------------  --------------  ------
    Balance at
      December 31, 1994     $   --         $   --        $   --     $   --

    Restructuring charge      24.2           21.3          19.5       65.0
    Non cash items            (0.3)          (0.8)           --       (1.1)
    Cash payments             (4.9)            --            --       (4.9)
                            ------         ------        ------     ------
    Balance at
      June 30, 1995         $ 19.0         $ 20.5        $ 19.5     $ 59.0
                            ======         ======        ======     ======
    Current                                                         $ 41.0
    Non-current                                                       18.0
                                                                    ------
                                                                    $ 59.0
                                                                    ======

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Dollars in Millions)

          5.   PROVISION FOR SETTLEMENTS

               In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that a cash settlement will be made by the Company. As of June 30, 1995, approximately $4.0 in settlements and expenses have been paid.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          RESULTS OF OPERATIONS
          ---------------------

          Six Months Ended June 30, 1995 compared with Six Months Ended June 30, 1994.

               Net sales for the six months ended June 30, 1995 were $611.1, an increase of 57.1% from $388.9 reported in the comparable 1994 period. Net sales from the inclusion of Roche Biomedical Laboratories, Inc. ( RBL ), which was acquired on April 28, 1995, increased net sales by approximately $130.1 or 33.5%. Also, net sales from the inclusion of Allied Clinical
          Laboratories, Inc. ( Allied ), which was acquired on June 23, 1994, increased net sales by approximately $56.6 or 14.6%. Growth in new accounts and acquisitions of small clinical laboratory companies increased net sales by approximately 9.3% and 5.1%, respectively. A price increase, effective on January 1, 1995, increased net sales by approximately 3.0% for the six months ended June 30, 1995. However, a reduction in Medicare fee schedules from 84% to 80% of the national limitation amounts on January 1, 1995, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately 1.4%. Other factors, including lower utilization of laboratory testing and price erosion in the industry as a whole, comprised the remaining reduction in net sales.

               Cost of sales, which includes primarily laboratory and distribution costs, increased to $422.7 for the six months ended June 30, 1995 from $268.8 in the corresponding 1994 period. Of the $153.9 increase, approximately $93.2 was due to the inclusion of the cost of sales of RBL and approximately $44.8 was due to the inclusion of the cost of sales of Allied. Cost of sales increased by approximately $29.9 due to higher testing volume and approximately $3.7 due to an increase in compensation expense. Reductions in several expense categories, including supplies, insurance and fringe benefits decreased cost of sales by approximately $17.7. Cost of sales as a percent of net sales was 69.2% for the six months ended June 30, 1995 and 69.1% in the corresponding 1994 period.

               Selling, general and administrative expenses increased to $95.4 for the six months ended June 30, 1995 from $64.5 in the same period in 1994. Approximately $19.6 of the increase was due to the inclusion of the selling, general and administrative expenses of RBL and approximately $7.7 due to the inclusion of the selling, general and administrative expenses of Allied. The remaining increase was primarily due to expansion of the data processing and billing departments due to increased volume and to improve customer service. As a percentage of net sales, selling, general and

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          RESULTS OF OPERATIONS - Continued
          ---------------------

          Six Months Ended June 30, 1995 compared with Six Months Ended June 30, 1994.

          administrative expenses was 15.6% and 16.6% for the six months ended June 30, 1995 and 1994, respectively. The decrease in the selling, general and administrative percentage primarily resulted from an increase in net sales in the first quarter of 1995 compared to the first quarter of 1994 and reductions in expenses due to the Company s on-going cost-reduction program.

               Management expects net sales to continue to grow through strategic acquisitions and the addition of new accounts, although there can be no assurance that the Company will experience such growth. A reduction in Medicare fee schedules, pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), to 76% of the median fee amounts, effective January 1, 1996 is expected to negatively impact net sales, cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales in the future. Management cannot predict if price erosion or utilization declines will continue or what their ultimate effect on net sales or results of operations will be. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through comprehensive cost reduction programs at each of the Company's regional laboratories, although there can be no assurance of the success of such programs.

               The increase in amortization of intangibles and other assets to $11.5 for the six months ended June 30, 1995 from $6.5 in the corresponding period in 1994 primarily resulted from the Merger in April 1995 and the acquisition of Allied in June 1994.

               Following the Merger, the Company determined that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. In addition, the Company decided to downsize certain finance and administrative positions in La Jolla, California in order to eliminate duplicative functions. Under the restructuring plan, the Company originally estimated it would take a $76.0 charge to cover the costs of the restructuring plan. In refining the plan, the Company later estimated that the charge required was $65.0. See note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements which sets forth the Company s restructuring activities for the six months ended June 30, 1995.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          RESULTS OF OPERATIONS - Continued
          ---------------------

          Six Months Ended June 30, 1995 compared with Six Months Ended June 30, 1994.

               In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that cash settlements will be made by the Company. As of June 30, 1995, approximately $4.0 in settlements and expenses have been paid related to these claims.

               Interest expense was $31.1 for the six months ended June 30, 1995 compared with $10.5 for the same period in 1994. The change resulted from increased borrowings used primarily to finance the Company Cash Contribution, the repayment of existing indebtedness of RBL and certain other costs of the Merger and the acquisition of Allied and also due to a higher effective borrowing rate in the first four months of 1995.

               In connection with the repayment of the Company s existing revolving credit and term loan facilities at the time of the Merger, the Company recorded an extraordinary loss from the early extinguishment of debt of approximately $13.5 ($8.3 net of tax) consisting of the write-off of deferred financing costs.

               As a result of the restructuring charges and extraordinary loss, the provision for income taxes as percentage of earnings before income taxes for the six months ended June 30, 1995 is not comparable to prior periods.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          RESULTS OF OPERATIONS - Continued
          ---------------------

          Three Months Ended June 30, 1995 compared with Three Months Ended June 30, 1994.

               Net sales for the three months ended June 30, 1995 were $367.3, an increase of 80.1% from $203.9 reported in the comparable 1994 period. Net sales from the inclusion of RBL increased net sales by approximately $130.1 or 63.8%. Also, net sales from the inclusion of Allied increased net sales by approximately $22.9 or 11.2%. Growth in new accounts and acquisitions of small clinical laboratory companies increased net sales by approximately 9.0% and 4.0%, respectively. A price increase, effective on January 1, 1995, increased net sales by approximately 2.8% for the three months ended June 30, 1995. However, a reduction in Medicare fee schedules from 84% to 80% of the national limitation amounts on January 1, 1995, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately 1.4%. Other factors, including lower utilization of laboratory testing and price erosion in the industry as a whole, comprised the remaining reduction in net sales.

               Cost of sales, which includes primarily laboratory and distribution costs, increased to $258.4 for the six months ended June 30, 1995 from $136.5 in the corresponding 1994 period. Of the $121.9 increase, approximately $93.2 was due to the inclusion of the cost of sales of RBL and approximately $18.1 was due to the inclusion of the cost of sales of Allied. Approximately $12.2 of the increase was the result of higher testing volume and approximately $2.6 was due to an increase in compensation expense. These increases were partially offset by decreases in supplies, insurance and fringe benefits, as well as other cost categories, in connection with the Company s on-going cost-reduction program. Cost of sales as a percent of net sales was 70.4% for the three months ended June 30, 1995 and 66.9% in the corresponding 1994 period. The increase in the cost of sales percentage primarily resulted from inclusion of RBL s cost of sales in 1995 and a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provided little corresponding reduction in costs.

               Selling, general and administrative expenses increased to $57.4 for the three months ended June 30, 1995 from $33.5 in the same period in 1994. Approximately $19.6 of the increase was due to the inclusion of the selling, general and administrative expenses of RBL and approximately $3.1 due to the inclusion of the selling, general and administrative expenses of Allied. The remaining

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          RESULTS OF OPERATIONS - Continued
          ---------------------

          Three Months Ended June 30, 1995 compared with Three Months Ended June 30, 1994.

          increase was primarily due to expansion of data processing and billing departments due to increased volume and to improve customer service. As a percentage of net sales, selling, general and administrative expenses was 15.6% and 16.4% for the three months ended June 30, 1995 and 1994, respectively. The decrease in the selling, general and administrative percentage primarily resulted from the Company s on-going cost-reduction program.

               Management expects net sales to continue to grow through strategic acquisitions and the addition of new accounts, although there can be no assurance that the Company will experience such growth. A reduction in Medicare fee schedules, pursuant to OBRA '93, to 76% of the median fee amounts, effective January 1, 1996 is expected to negatively impact net sales, cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales in the future. Management cannot predict if price erosion or utilization declines will continue or what their ultimate effect on net sales or results of operations will be. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through comprehensive cost reduction programs at each of the Company's regional laboratories, although there can be no assurance of the success of such programs.

               The increase in amortization of intangibles and other assets to $6.7 for the three months ended June 30, 1995 from $3.4 in the corresponding period in 1994 primarily resulted from the Merger in April 1995 and Allied in June 1994.

               Following the Merger, the Company determined that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. In addition, the Company decided to downsize certain finance and administrative positions in La Jolla, California in order to eliminate duplicative functions. Under the restructuring plan, the Company originally estimated it would take a $76.0 charge to cover the costs of the restructuring plan. In refining the plan, the Company later estimated that the charge required was $65.0. See note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements which sets forth the Company s restructuring activities for the six months ended June 30, 1995.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          RESULTS OF OPERATIONS - Continued
          ---------------------

          Three Months Ended June 30, 1995 compared with Three Months Ended June 30, 1994

               In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that cash settlements will be made by the Company. As of June 30, 1995, approximately $4.0 in settlements and expenses have been paid related to these claims.


               Interest expense was $17.4 for the three months ended June 30, 1995 compared with $6.0 for the same period in 1994. The change resulted from increased borrowings used primarily to finance the Company Cash Contribution, the repayment of existing indebtedness of RBL and certain other costs of the Merger and the acquisition of Allied.

               In connection with the repayment of the Company s existing revolving credit and term loan facilities at the time of the Merger, the Company recorded an extraordinary loss from the early extinguishment of debt of approximately $13.5 ($8.3 net of tax) consisting of the write-off of deferred financing costs.

               As a result of the restructuring charges and extraordinary loss, the provision for income taxes as percentage of earnings before income taxes for the three months ended June 30, 1995 is not comparable to prior periods.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (Dollars in Millions, except per share data)

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
          ----------------------------------------------------

               For the  six months ended June  30, 1995 and  1994, net cash provided by (used in) operating activities (after payment of settlement and related expenses of $27.3 and $13.4 in 1995 and 1994, respectively) was $0.2 and ($4.9), respectively. Capital expenditures were $27.1 and $24.7 for the six months ended June 30, 1995 and 1994, respectively. The Company expects capital expenditures to be approximately $100.0 in 1995 to integrate the Company, RBL and Allied, to accommodate expected growth, to further automate laboratory processes and improve efficiency.

               The Company acquired four small laboratory companies during the six months ended June 30, 1995 for an aggregate amount of $3.2 in cash and the recognition of $1.9 of liabilities. During the corresponding period in 1994, the Company acquired seven small laboratory companies for a total of $36.5 in cash and the recognition of $2.7 of liabilities.

               On April 28, 1995, the Company completed its merger with Roche Biomedical Laboratories, Inc. ("RBL") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of December 13, 1994 (the "Merger"). The Merger was accounted for under the purchase method of accounting.

               Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.01 per share of the Company ("Common Stock") (other than as provided in the Merger Agreement), was converted (the "Share Conversion") into (i) 0.72 of a share of Common Stock of the Company and (ii) $5.60 in cash per share, without interest. The aggregate number of shares issued and outstanding following the Share Conversion was 61,041,135. Also, an aggregate of 538,307 shares of Common Stock were issued in connection with the cancellation of certain employee stock options.

               In addition, pursuant to the Merger Agreement, an aggregate of 61,329,256 shares of Common Stock were issued to HLR Holdings Inc. ("HLR") and its designee, Roche Holdings, Inc. in exchange for all shares of common stock, no par value, of RBL outstanding immediately prior to the effective date of the Merger (other than treasury shares, which were canceled) and a cash contribution described below. The issuance of such shares of Common Stock constituted approximately 49.9% of the total outstanding shares of Common Stock outstanding immediately after the Merger.

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

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued
          ----------------------------------------------------

               The  Company  also  made  a  distribution  (the "Warrant
          Distribution") to holders of record as of April 21, 1995, of
          0.16308 of a warrant per outstanding share of Common Stock, each such warrant representing the right to purchase one newly issued share of Common Stock for $22.00 (subject to adjustment) on April 28, 2000 (each such warrant, a "Warrant"). Approximately 13,826,308 Warrants have been issued to stockholders entitled to receive Warrants in the Warrant Distribution, (including fractional Warrants, which were not distributed, but were liquidated in sales on the New York Stock Exchange and the proceeds thereof distributed to such stockholders). In addition, pursuant to the Merger Agreement on April 28, 1995 the Company issued to Hoffmann-La Roche Inc. ("Roche"), for a purchase price of approximately $51.0, 8,325,000 Warrants (the Roche Warrants ) to purchase shares of Common Stock, which Warrants will have the terms described above.

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

               The Company also entered into a credit agreement dated as of April 28, 1995 (the "Credit Agreement"), with the banks named therein (the "Banks") and Credit Suisse (New York Branch), as administrative agent (the "Bank Agent"), which made available to the Company a senior term loan facility of $800.0 (the "Term Loan Facility") and a revolving credit facility of $450.0 (the
          "Revolving Credit Facility" and, together with the Term Loan Facility, the "Bank Facility"). The Bank Facility provided funds for the Company Cash Contribution for the refinancing of certain existing debt of the Company and its subsidiaries and RBL, for related fees and expenses of the Merger and for general corporate purposes of the Company and its subsidiaries, in each case subject to the terms and conditions set forth in the Credit Agreement.

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

               On April 28, 1995, the Company borrowed $800.0 under the Term Loan Facility and $184.0 under the Revolving Credit Facility
          (i) to pay the Company Cash Contribution; (ii) to repay in full the existing revolving credit and term loan facilities of a wholly-owned subsidiary of the Company of approximately $640.0 including interest and fees; (iii) to repay approximately $50.0 of existing indebtedness of RBL; and (iv) for other transaction costs in connection with the Merger and for use as working capital and general corporate purposes of the Company and its subsidiaries.

               Following the  Merger, the Company determined  that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. In addition, the Company decided to downsize certain finance and administrative positions in La Jolla, California in order to eliminate duplicative functions. Under the restructuring plan, the Company originally estimated it would take a $76.0 charge to cover the costs of the restructuring plan. In refining the plan, the Company later estimated that the charge required was $65.0. See note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements which sets forth the Company s restructuring activities for the six months ended June 30, 1995. Future cash payments under the restructuring plan are expected to be $20.5 over the next twelve months and $18.0 thereafter.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Dollars in Millions)

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued
          ----------------------------------------------------

               In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that a cash settlement will be made by the Company. As of June 30, 1995, approximately $4.0 in settlements and expenses have been paid related to these claims.


               As  a result  of  the Merger,  the  Company is  expected  to achieve substantial savings in operating costs through the consolidation of certain operations and the elimination of redundant expenses. Such savings are expected to be realized over time as the consolidation process is completed. The Company expects to realize approximate annualized net savings of between $90.0 to $100.0 within three years following the Merger. The synergies expected to be realized by the Company will be derived from several sources, including corporate, general and administrative expenses, including the consolidation of administrative staff. Other reductions in sales staff where duplicate territories exists, operational savings, including the closing of overlapping laboratories and other facilities, and savings to be realized from the additional buying power of the larger Company, are expected to generate significant savings. It is also expected that savings will be realized from certain changes in employee benefits. These estimated savings are anticipated to be partially offset by a loss of existing business during the conversion process. Realization of improvements in profitability is dependent, in part, on the extent to which the revenues of the combined companies are maintained and will be influenced by many factors, including factors outside the control of the Company. There can be no assurance that the estimated cost savings described above will be realized or achieved in a timely manner or that improvements, if any, in profitability will be achieved or that such savings will not be offset be increases in other expenses.

               The Company expects that its cash needs for working capital, capital expenditures and the cash costs of the restructuring and operations of the Company after the Merger will be met by its cash flow from operations and borrowings under the Revolving Credit Facility.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                             PART II - OTHER INFORMATION

          Item 2.   Changes in Securities

                    (a) In connection with the Merger, the Company, HLR, Roche and Roche Holdings, Inc. ("Holdings") entered into a stockholder agreement dated as of April 28, 1995 (the "Stockholder Agreement") which sets forth, among other things, certain agreements and understandings regarding the governance of the Company following the Merger, including but not limited to the composition of the Board of Directors. The Stockholder Agreement was filed as an exhibit to the Company's report on Form 8-K which was filed on May 12, 1995 in connection with the merger and is incorporated herein by reference.

                         In connection with the Merger, the Company made a distribution to stockholders of record of shares of Common Stock as of April 21, 1995 consisting of
                         0.16308 of a warrant per outstanding share of Common Stock, each such warrant representing the right to purchase one newly issued share of Common Stock for $22.00 (subject to adjustment) pursuant to a warrant agreement between the Company and American Stock Transfer & Trust Company (the "Warrant Agreement") dated as of April 10, 1995 which sets forth the terms of the warrants. The Warrant Agreement was filed as an exhibit to the Company's report on Form 8-K dated April 28, 1995 which was filed on May 12, 1995 in connection with the Merger and is incorporated herein by reference.

                    (b)  Not applicable

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

          Item 4.   Submission of Matters to a Vote of Security Holders

                    (a) A Special Meeting of the Stockholders of the Company was held on April 28, 1995.

                    (b)  Not applicable.

                    (c) The matters voted upon were the approval and adoption of the Merger Agreement and the approval of a proposed amendment to Article I of the Certificate of Incorporation of the Company to change the name of the Company to "Laboratory Corporation of America Holdings." The results of the vote were as follows:

                                              Votes      Votes     Votes
                        Topic                  For      Against  Abstained
               ------------------------     ---------   -------  ---------
               Approval and adoption
                of the Merger Agreement:   66,972,092    50,182   38,702

               Approval of name change:    66,962,170    57,404   41,402

                        (d)  Not applicable.

             LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         20    Press   release  of   the  Registrant  dated
                               August 1, 1995.*

                         27    Financial   Data  Schedule   (electronically
                               filed version only).

                    (b)  Reports on Form 8-K

                               A report on Form 8-K was filed on May 12, 1995, in connection with the consummation of the Merger on April 28, 1995.

                               A report  on Form 8-K  dated August  1, 1995
                               was filed  on August  2, 1995 in  connection
                               with  the press release dated August 1, 1995
                               announcing   operating   results    of   the
                               Registrant for the three and six month periods ended June 30, 1995 as well as certain other information.


          * Incorporated by reference herein to the report on Form 8-K filed with the Securities and Exchange Commission on August 2, 1995.

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


          Date:  August 11, 1995