Form 10-Q
period 1995-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 1995-11-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           SEPTEMBER 30, 1995
                              -----------------------------------
                               OR

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

The number of shares outstanding of the issuer's common stock  is
122,908,722  shares as of November 3, 1995, of  which  61,329,256 shares  are held by indirect wholly-owned subsidiaries  of  Roche
Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of November 3, 1995, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS
          (Dollars in Millions, except per share data)
                                       September 30,      December 31,
                                           1995              1994
                                       ------------       -----------
                                       (Unaudited)
                ASSETS

Current assets:
  Cash and cash equivalents             $   25.0          $   26.8
  Accounts receivable, net                 436.4             205.4
  Inventories                               54.3              20.1
  Prepaid expenses and other                13.5               8.3
  Deferred income taxes                     61.9              29.4
  Income taxes receivable                    --                3.0
                                        --------          --------
    Total current assets                   591.1             293.0

Property, plant and equipment, net         292.2             140.1
Intangible assets, net                     925.1             551.9
Other assets, net                           18.5              27.7
                                        --------          --------
                                        $1,826.9          $1,012.7
                                        ========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $   61.6          $   44.3
  Accrued expenses and other               176.8              92.8
  Current portion of long-term debt         68.8              39.0
  Accrued settlement expenses                4.6              26.7
                                        --------          --------
    Total current liabilities              311.8             202.8

Revolving credit facility                  218.0             213.0
Long-term debt, less current portion       731.2             341.0
Capital lease obligation                     9.8               9.8
Deferred income taxes                        --               20.6
Other liabilities                          144.5              59.5
Stockholders' equity:
  Preferred stock, $0.10 par value;
    10,000,000 shares authorized;
    none issued and outstanding              --                --
  Common stock, $0.01 par value;
    220,000,000 shares authorized;
    122,908,722 shares and 84,761,817
    shares issued and outstanding at
    September 30, 1995 and December 31,
    1994, respectively                       1.2               0.8
Additional paid-in capital                 411.4             153.5
Retained earnings (accumulated deficit)     (1.0)             11.7
                                        --------          --------
 Total stockholders' equity                411.6             166.0
                                        --------          --------
                                        $1,826.9          $1,012.7
                                        ========          ========

 See notes to unaudited consolidated condensed financial statements.

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          (Dollars in Millions, except per share data)
                          (Unaudited)
                             Nine Months Ended     Three Months Ended
                               September 30,         September 30,
                            -------------------   -------------------
                               1995       1994      1995       1994
                            ---------   -------   -------   ---------
Net sales                   $ 1,028.6   $ 637.6   $ 417.5   $ 248.7
Cost of sales                   722.4     436.5     299.7     167.7
                            ---------   -------   -------   -------
Gross profit                    306.2     201.1     117.8      81.0
Selling, general and
 administrative expenses        162.3     105.6      66.9      41.1
Amortization of intangibles
 and other assets                19.2      11.9       7.7       5.4
Restructuring charges            65.0       --         --       --
Provision for settlements        10.0       --         --       --
                            ---------   -------   -------   -------
Operating income                 49.7      83.6      43.2      34.5
                            ---------   -------   -------   -------
Other income (expense):
 Litigation settlement and
   related expenses                --     (21.0)       --     (21.0)
 Investment income                1.1       0.7       0.4       0.2
 Interest expense               (48.5)    (22.1)    (17.4)    (11.6)
                            ---------   -------   -------   -------
Earnings before income
  taxes and extra-
  ordinary item                   2.3      41.2      26.2       2.1
Provision for income taxes        6.7      18.8      11.8       1.9
                            ---------   -------   -------   -------
Earnings (loss) before
  extraordinary item             (4.4)     22.4      14.4       0.2
Extraordinary item -
  Loss on early extinguishment
  of debt, net of income tax
  benefit of $5.2                (8.3)      --        --        --
                            ---------   -------   -------   -------
Net earnings (loss)         $   (12.7)  $  22.4   $  14.4   $   0.2
                            =========   =======   =======   =======
Net earnings (loss) per
 common share:
   Earnings (loss) per common
     share before extra-
     ordinary loss             $(0.04)   $ 0.26    $ 0.12    $   --
   Extraordinary loss per
     common share              $(0.08)   $  --     $ --      $   --
                               ------    ------    ------    ------
 Net earnings (loss) per
   common share                $(0.12)   $ 0.26    $ 0.12    $   --
                               ======    ======    ======    ======

Dividends per common share     $  --     $ 0.08    $  --     $   --
                               ======    ======    ======    ======

  See notes to unaudited consolidated condensed financial statements.

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (Dollars in Millions)
                          (Unaudited)
                                              Nine Months Ended
                                                September 30,
                                            --------------------
                                              1995         1994
                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings (loss)                        $ (12.7)    $  22.4
                                            --------    --------
 Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization             52.1        32.7
     Restructuring charges                     65.0          --
     Provision for settlements                 10.0        21.0
     Extraordinary loss, net of
      income tax benefits                       8.3          --
     Provision for doubtful accounts,
      net                                       3.0        (1.2)
     Change in assets and liabilities,
      net of effects of acquisitions:
        Increase in accounts receivable       (60.0)      (57.4)
        Decrease (increase) in inventories      4.4        (1.1)
        Decrease in prepaid expenses
          and other                             6.5         3.9
        Decrease (increase) in deferred
          income taxes, net                   (27.5)        9.1
        Decrease in income taxes
          receivable                            5.4         6.8
        Decrease in accounts payable,
          accrued expenses and other           (7.0)       (9.2)
        Payments for restructuring charges     (6.7)         --
        Payments for settlement and
          related expenses                    (32.1)      (17.2)
         Other, net                            (4.3)       (3.7)
                                            --------    --------
 Net cash provided by operating
   activities                                   4.4         6.1
                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                         (44.3)      (36.9)
 Acquisitions of businesses                   (38.7)     (252.6)
                                            --------    --------
 Net cash used for investing
   activities                                 (83.0)     (289.5)
                                            --------    --------

                          (continued)

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                     (Dollars in Millions)
                          (Unaudited)
                                                Nine Months Ended
                                                  September 30,
                                               --------------------
                                                 1995         1994
                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities     $ 270.0     $ 283.0
  Payments on revolving credit facilities        (265.0)     (368.0)
  Proceeds from long-term debt                    800.0       400.0
  Payments on long-term debt                     (430.0)       (5.0)
  Dividends paid on common stock                 (474.8)      (13.6)
  Proceeds from issuance of
    common stock                                  135.7          --
  Proceeds from issuance of Roche Warrants         51.0          --
  Deferred payments on acquisitions               (10.3)       (5.2)
  Other                                             0.2        (0.5)
                                                -------     -------
  Net cash provided by financing
    activities                                     76.8       290.7
                                                -------     -------
  Net increase (decrease) in cash and
    cash equivalents                               (1.8)        7.3
  Cash and cash equivalents at
    beginning of year                              26.8        12.3
                                                -------    --------
  Cash and cash equivalents at
    end of period                               $  25.0    $   19.6
                                                =======    ========
Supplemental schedule of cash
  flow information:
    Cash paid during the period for:
     Interest                                  $  42.4     $  21.4
     Income taxes                                 22.0         9.5

Disclosure of non-cash financing
  and investing activities:
    Common stock issued in connection
     with an acquisition                      $  539.6     $    --
    Common stock issued in connection
     with the cancellation of employee
     stock options                            $    6.9     $    --

In connection with business acquisitions,
  liabilities were assumed as follows:
    Fair value of assets acquired             $  775.7     $ 395.3
    Cash paid                                    (38.7)     (252.6)
    Stock issued                                (539.6)         --
                                              --------     -------
    Liabilities assumed                       $  197.4     $ 142.7
                                              ========     =======

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

2.   EARNINGS PER SHARE

      Earnings per share are based upon the weighted average number of shares outstanding during the three and nine months ended September 30, 1995 of 122,908,722 shares and 106,424,055 shares, respectively, and the weighted average number of shares outstanding during the three and nine months ended September 30, 1994 of 84,754,089 and 84,752,194 shares respectively. The increase in the total number of shares outstanding for the three and nine months ended September 30, 1995 resulted primarily from the issuance of shares of common stock to HLR Holdings, Inc. ("HLR") and Roche Holdings, Inc. in connection with the merger with Roche Biomedical Laboratories, Inc. described in note 3 herein.

3.   MERGER WITH ROCHE BIOMEDICAL LABORATORIES, INC.

      On April 28, 1995, the Company completed its merger with Roche Biomedical Laboratories, Inc. ("RBL") pursuant to an
Agreement and Plan of Merger (the "Merger Agreement") dated as of
December 13, 1994 (the "Merger").

      Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.01 per share of the Company ("Common Stock") (other than as provided in the Merger Agreement), was converted (the "Share Conversion") into (i) 0.72 of a share of Common Stock of the Company and (ii) $5.60 in cash per share, without interest. The aggregate number of shares issued and outstanding following the Share Conversion was 61,041,159. Also, an aggregate of 538,307 shares of Common Stock were issued in connection with the cancellation of certain employee stock options.

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

       The Company also made a distribution (the "Warrant Distribution") to holders of record as of April 21, 1995, of
0.16308 of a warrant per outstanding share of Common Stock, each such warrant representing the right to purchase one newly issued share of Common Stock for $22.00 (subject to adjustment) on April 28, 2000 (each such warrant, a "Warrant"). Approximately 13,826,308 Warrants were issued to stockholders entitled to receive Warrants in the Warrant Distribution (including fractional Warrants, which were not distributed, but were liquidated in sales on the New York Stock Exchange and the proceeds thereof distributed to such stockholders). In addition, pursuant to the Merger Agreement on April 28, 1995 the Company issued to Hoffmann-La Roche Inc. ("Roche"), for a purchase price of approximately $51.0, 8,325,000 Warrants (the "Roche Warrants") to purchase shares of Common Stock, which Warrants have the terms described above.

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

      The exchange consideration of approximately $558.0 for the purchase of RBL consisted of the value of the stock issued to HLR and Roche Holdings, Inc., as well as other cash costs of the Merger, net of cash received from HLR. The Merger has been accounted for under the purchase method of accounting; as such RBL's assets and liabilities were recorded at their estimated fair values on the date of acquisition. The exchange consideration exceeded the fair value of acquired net tangible assets by approximately $380.3, which is estimated to consist of goodwill of approximately $296.6 and customer lists of approximately $83.7. These items are being amortized over periods of 40 and 25 years, respectively. The allocation of the purchase price will be finalized based on asset valuations which are not yet completed.

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

                                        Nine Months Ended
                                          September 30,
                                     ---------------------
                                        1995        1994
                                     --------     --------
     Net sales                       $1,275.2     $1,278.2
     Net earnings                        49.5         49.0
     Net earnings per common share   $    0.40    $    0.40

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

      The Revolving Credit Facility matures in April 2000. The Term Loan Facility matures in December 2001, with repayments in each quarter prior to maturity based on a specified amortization schedule. For as long as HLR and its affiliates' ownership of outstanding Company common stock (the "HLR Group Interest") remains at least 25%, the Revolving Credit Facility bears interest, at the option of the

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Dollars in Millions)

3.   MERGER WITH ROCHE BIOMEDICAL LABORATORIES, INC. - Continued

Company, at (i) Credit Suisse's Base Rate (as defined in the Credit Agreement) or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.25% and the Term Loan Facility bears interest, at the option of the Company, at (i) Credit Suisse's Base Rate (as defined in the Credit Agreement) or
(ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.375%. In the event there is a reduction in the HLR Group interest to below 25%, applicable interest margins will not be determined as set forth above, but instead will be determined based upon the Company's financial performance as described in the Credit Agreement.

      During the quarter ended September 30, 1995, the Company entered into interest rate swap agreements with certain major financial institutions to manage its interest rate exposure with respect to $600.0 of its floating rate debt under the Term Loan Facility. The agreements effectively changed the interest rate exposure on $600.0 of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998.

       The Bank Facility is unconditionally and irrevocably guaranteed by certain of the Company's subsidiaries.

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

       Under the restructuring plan, the Company originally estimated it would take a $76.0 charge in the second quarter of 1995 to cover the costs of the restructuring plan. In refining the plan, the Company later estimated that the charge required was $65.0 in the second quarter of 1995. The charge includes approximately $24.2 to reduce the workforce by approximately 2,200 individuals. The plan includes a reduction of approximately 1,520 laboratory operations personnel, approximately 80 sales and marketing personnel and approximately 600 finance and administrative personnel both at laboratory locations and in La Jolla, California.

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

       The   following  represents  the  Company's  restructuring
activities for the period indicated:
                                      Asset            Lease and
                       Severance   revaluations      other facility
                         Costs     and write-offs     obligations     Total
                      ----------   -------------     --------------  -------
Balance at
  December 31, 1994   $   --         $   --             $   --       $   --

Restructuring charge    24.2           21.3               19.5         65.0
Non cash items          (0.3)          (0.9)                --         (1.2)
Cash payments           (6.6)            --                 --         (6.6)
                      ------        -------             -------      ------
Balance at
  September 30, 1995  $ 17.3        $  20.4             $ 19.5       $ 57.2
                      ======        =======             =======      ======
     Current                                                         $ 39.2
     Non-current                                                       18.0
                                                                     ------
                                                                     $ 57.2
                                                                     ======

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Dollars in Millions)

5.   PROVISION FOR SETTLEMENTS

      In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that settlements will be made by the Company. As of September 30, 1995, approximately $5.7 in settlements and expenses have been paid.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions)

RESULTS OF OPERATIONS
---------------------

Nine  Months  Ended September 30, 1995 compared with Nine  Months
Ended September 30, 1994.

      Net sales for the nine months ended September 30, 1995 were $1,028.6 an increase of 61.3% from $637.6 reported in the comparable 1994 period. Net sales from the inclusion of Roche Biomedical Laboratories, Inc. ("RBL"), which was acquired on
April  28,  1995, increased net sales by approximately $317.8  or
49.8%.   Also,  net sales from the inclusion of  Allied  Clinical
Laboratories, Inc. ("Allied"), which was acquired on June 23, 1994, increased net sales by approximately $56.6 or 8.9%. Growth in new accounts and acquisitions of small clinical laboratory companies increased net sales by approximately 8.5% and 2.8%, respectively. A price increase of 2.5%, effective on January 1, 1995, was substantially discounted as the year progressed and as a result increased net sales by approximately 1.0% for the nine months ended September 30, 1995. Lower utilization of laboratory testing and price erosion in the industry as a whole decreased net sales by approximately 5.0%. A reduction in Medicare fee schedules from 84% to 80% of the national limitation amounts on January 1, 1995, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately
1.4%.   Other factors, including accounts terminated by management, comprised the remaining reduction in net sales.

      Cost of sales, which includes primarily laboratory and distribution costs, increased to $722.4 for the nine months ended September 30, 1995 from $436.5 in the corresponding 1994 period. Of the $285.9 increase, approximately $232.9 was due to the inclusion of the cost of sales of RBL and approximately $44.8 was due to the inclusion of the cost of sales of Allied. Cost of sales increased by approximately $22.6 due to higher testing volume unrelated to the Merger or acquisition of Allied and approximately $6.1 due to an increase in compensation expense. Reductions in supplies of $5.0, insurance of $4.8, fringe benefits of $4.8 and other expense categories of $5.9 decreased cost of sales an aggregate of approximately $20.5. Cost of sales as a percent of net sales was 70.2% for the nine months ended September 30, 1995 and 68.5% in the corresponding 1994 period.

      Selling, general and administrative expenses increased to $162.3 for the nine months ended September 30, 1995 from $105.6 in the same period in 1994. Approximately $48.7 of the increase was due to the inclusion of the selling, general and administrative expenses of RBL

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
---------------------------------

Nine  Months  Ended September 30, 1995 compared with Nine  Months
Ended September 30, 1994.

and approximately $7.7 due to the inclusion of the selling, general and administrative expenses of Allied. The remaining increase was primarily due to expansion of the data processing and billing departments due to increased volume unrelated to the Merger or purchase of Allied and to improve customer service. This increase was partially offset by decreases in other expense categories, including reductions in selling expenses, as a result of the Company's on-going cost-reduction program. As a percentage of net sales, selling, general and administrative expenses was 15.8% and 16.6% for the nine months ended September 30, 1995 and 1994, respectively. The decrease in the selling, general and administrative percentage primarily resulted from an increase in net sales in the first quarter of 1995 compared to the first quarter of 1994 and reductions in expenses due to the Company's on-going cost-reduction program.

      Management expects net sales to continue to grow through strategic acquisitions and the addition of new accounts, although there can be no assurance that the Company will experience such growth. A reduction in Medicare fee schedules, pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), to 76% of the median fee amounts, effective January 1, 1996 is expected to negatively impact net sales, cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales in the future. Management expects that price erosion and utilization declines will continue to negatively impact net sales and the results of operations for the foreseeable future. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through comprehensive cost reduction programs at each of the Company's regional laboratories, although there can be no assurance of the timing or success of such programs. Congress is also considering changes to the Medicare fee schedules in conjunction with certain budgetary bills pending in Congress. The ultimate outcome of these deliberations on pending legislation cannot be predicted at this time and management, therefore, cannot predict the impact, if any, such proposals, if enacted, would have on the results of operations of the Company.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
---------------------------------

Nine  Months  Ended September 30, 1995 compared with Nine  Months
Ended September 30, 1994.

     The increase in amortization of intangibles and other assets to $19.2 for the nine months ended September 30, 1995 from $11.9 in the corresponding period in 1994 primarily resulted from the Merger in April 1995 and the acquisition of Allied in June 1994.

      Following the Merger, the Company determined that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. In addition, the Company decided to downsize certain finance and administrative positions in La Jolla, California in order to eliminate duplicative functions. Under the restructuring plan, the Company originally estimated it would take a $76.0 charge to cover the costs of the restructuring plan. In refining the plan, the Company later estimated that the charge required was $65.0. This charge was recorded in the second quarter of 1995. See note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements which sets forth the Company's restructuring activities for the nine months ended September 30, 1995.

      In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that settlements will be made by the Company. As of September 30, 1995, approximately $5.7 in settlements and expenses have been paid related to these claims.

      Interest expense was $48.5 for the nine months ended September 30, 1995 compared with $22.1 for the same period in 1994. The change resulted primarily from increased borrowings used to finance the Company Cash Contribution, the repayment of existing indebtedness of RBL and certain other costs of the Merger and the acquisition of Allied and, to a lesser extent, due to a higher effective borrowing rate in the first four months of 1995.

      In connection with the repayment of the Company's existing revolving credit and term loan facilities at the time of the Merger, the Company recorded an extraordinary loss from the early extinguishment of debt of approximately $13.5 ($8.3 net of tax) consisting of the write-off of deferred financing costs.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
---------------------------------

Nine  Months  Ended September 30, 1995 compared with Nine  Months
Ended September 30, 1994.

      As  a result of the restructuring charges and extraordinary loss,  the  provision for income taxes as percentage of  earnings before income taxes for the nine months ended September 30,  1995 is not comparable to prior periods.

Three  Months Ended September 30, 1995 compared with Three Months
Ended September 30, 1994.

     Net sales for the three months ended September 30, 1995 were $417.5, an increase of 67.9% from $248.7 reported in the comparable 1994 period. Net sales from the inclusion of RBL increased net sales by approximately $188.3 or 75.7%. Growth in new accounts and acquisitions of small clinical laboratory companies increased net sales by approximately 7.4% and 1.3%, respectively. Lower utilization of laboratory testing and price erosion in the industry as a whole, decreased net sales by approximately 9.0%. A reduction in Medicare fee schedules from 84% to 80% of the national limitation amounts on January 1, 1995, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately 1.4%. Other factors, including accounts terminated by management, comprised the remaining reduction in net sales.

      Cost of sales, which includes primarily laboratory and distribution costs, was $299.7 for the three months ended September 30, 1995 compared to $167.7 in the corresponding 1994
period,   an  increase  of  $132.0.   Cost  of  sales   increased
approximately $139.7 due to the inclusion of the cost of sales of
RBL,  approximately  $3.5  due  to  higher  testing  volume   and
approximately $2.2 due to an increase in compensation expense. These increases were partially offset by decreases in supplies of $1.9 and insurance of $2.2, as well as other cost categories totaling an aggregate of $9.3, in connection with the Company's on-going cost-reduction program. Cost of sales as a percentage of net sales was 71.8% for the three months ended September 30, 1995 and 67.4% in the corresponding 1994 period. The increase in the cost of sales percentage of net sales primarily resulted from inclusion of RBL's cost of sales in 1995 and a reduction in net sales due to a reduction in Medicare fee schedules, price erosion and utilization declines, each of which provided little corresponding reduction in costs.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
---------------------------------

Three  Months Ended September 30, 1995 compared with Three Months
Ended September 30, 1994.

      Selling, general and administrative expenses increased to $66.9 for the three months ended September 30, 1995 from $41.1 in the same period in 1994. The inclusion of the selling, general and administrative expenses of RBL since April 28, 1995 increased expenses by approximately $29.4. This increase was partially offset by decreases in several expense categories, including selling expenses, as a result of the Company's on-going cost-reduction program. As a percentage of net sales, selling, general and administrative expenses was 16.0% and 16.5% for the three months ended September 30, 1995 and 1994, respectively. The decrease in the selling, general and administrative percentage primarily resulted from the Company's on-going cost-reduction program.

      Management expects net sales to continue to grow through strategic acquisitions and the addition of new accounts, although there can be no assurance that the Company will experience such growth. A reduction in Medicare fee schedules, pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), to 76% of the median fee amounts, effective January 1, 1996 is expected to negatively impact net sales, cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales in the future. Management expects that price erosion and utilization declines will continue to negatively impact net sales and the results of operations for the foreseeable future. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through comprehensive cost reduction programs at each of the Company's regional laboratories, although there can be no assurance of the timing or success of such programs. Congress is also considering changes to the Medicare fee schedules in conjunction with certain budgetary bills pending in Congress. The ultimate outcome of these deliberations on pending legislation cannot be predicted at this time and management, therefore, cannot predict the impact, if any, such proposals, if enacted, would have on the results of operations of the Company.

     The increase in amortization of intangibles and other assets to  $7.7 for the three months ended September 30, 1995 from  $5.4 in the corresponding period in 1994 primarily resulted from the Merger in April 1995.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
---------------------------------

Three  Months Ended September 30, 1995 compared with Three Months
Ended September 30, 1994.

      Interest expense was $17.4 for the three months ended September 30, 1995 compared with $11.6 for the same period in 1994. The change resulted primarily from increased borrowings used to finance the Company Cash Contribution, the repayment of existing indebtedness of RBL and certain other costs of the Merger.

      In connection with the repayment of the Company's existing revolving credit and term loan facilities at the time of the Merger, the Company recorded an extraordinary loss from the early extinguishment of debt of approximately $13.5 ($8.3 net of tax) consisting of the write-off of deferred financing costs.

      The provision for income taxes as a percentage of earnings before taxes was 45.0% for the three months ended September 30, 1995 This percentage is not comparable to the three months ended September 30, 1994 as a result of the litigation settlement and related expenses in the third quarter of 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

      For the nine months ended September 30, 1995 and 1994, net cash provided by operating activities (after payment of settlement and related expenses of $32.1 and $17.2 in 1995 and 1994, respectively) was $4.4 and 6.1, respectively. Capital expenditures were $44.3 and $36.9 for the nine months ended September 30, 1995 and 1994, respectively. The Company expects capital expenditures to be approximately $75.0 in 1995 and approximately $90.0 in 1996 to integrate the Company and RBL, to accommodate expected growth, to further automate laboratory processes and improve efficiency.

     The Company acquired seven small laboratory companies during the nine months ended September 30, 1995 for an aggregate amount of $31.5 in cash and the recognition of $7.2 of liabilities. During the corresponding period in 1994, the Company acquired nine small laboratory companies for a total of $44.2 in cash and the recognition of $26.9 of liabilities.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued
----------------------------------------------------------------

(the "Merger"). The Merger was accounted for under the purchase method of accounting.

      Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.01 per share of the Company ("Common Stock") (other than as provided in the Merger Agreement), was converted (the "Share Conversion") into (i) 0.72 of a share of Common Stock of the Company and (ii) $5.60 in cash per share, without interest. The aggregate number of shares issued and outstanding following the Share Conversion was 61,041,159. Also, an aggregate of 538,307 shares of Common Stock were issued in connection with the cancellation of certain employee stock options.

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

       The Company also made a distribution (the "Warrant Distribution") to holders of record as of April 21, 1995, of
0.16308 of a warrant per outstanding share of Common Stock, each such warrant representing the right to purchase one newly issued share of Common Stock for $22.00 (subject to adjustment) on April 28, 2000 (each such warrant, a "Warrant"). Approximately 13,826,308 Warrants were issued to stockholders entitled to receive Warrants in the Warrant Distribution (including fractional Warrants, which were not distributed, but were liquidated in sales on the New York Stock Exchange and the proceeds thereof distributed to such stockholders).

      In addition, pursuant to the Merger Agreement on April 28, 1995 the Company issued to Hoffmann-La Roche Inc. ("Roche"), for a purchase price of approximately $51.0, 8,325,000 Warrants (the "Roche Warrants") to purchase shares of Common Stock, which Warrants have the terms described above.

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

      The Revolving Credit Facility matures in April 2000. The Term Loan Facility matures in December 2001, with repayments in each quarter prior to maturity based on a specified amortization schedule. For as long as HLR and its affiliates ownership of Company common stock (the "HLR Group Interest") remains at least 25%, the Revolving Credit Facility bears interest, at the option of the Company, at (i) Credit Suisse's Base Rate (as defined in the Credit Agreement) or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.25% and the Term Loan Facility bears interest, at the option of the Company, at (i) Credit Suisse's Base Rate (as defined in the Credit Agreement) or
(ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.375%. In the event there is a reduction in the HLR Group Interest to below 25%, applicable interest margins will not be determined as set forth above, but instead will be determined based upon the Company's financial performance as described in the Credit Agreement.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued
-----------------------------------------------------------------

      During the quarter ended September 30, 1995, the Company entered into interest rate swap agreements with certain major financial institutions to manage its interest rate exposure with respect to $600.0 of its floating rate debt under the Term Loan Facility. The agreements effectively changed the interest rate exposure on $600.0 of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998.

       The Bank Facility is unconditionally and irrevocably guaranteed by certain of the Company's subsidiaries.

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

      Following the Merger, the Company determined that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. In addition, the Company decided to downsize certain finance and administrative positions in La Jolla, California in order to eliminate duplicative functions. Under the restructuring plan, the Company originally estimated it would take a $76.0 charge to cover the costs of the restructuring plan. In refining the plan, the Company later estimated that the charge required was $65.0. This charge was recorded in the second quarter of 1995. See note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements which sets forth the Company's restructuring activities for the nine months ended September 30, 1995. Future cash payments under the restructuring plan are expected to be $18.8 over the next year and $18.0 thereafter.

      In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued
----------------------------------------------------------------

is  probable that settlements will be made by the Company.  As of
September  30,  1995,  approximately  $5.7  in  settlements   and
expenses have been paid related to these claims.

           As a result of the Merger, the Company is expected to achieve substantial savings in operating costs through the consolidation of certain operations and the elimination of redundant expenses. Such savings are expected to be realized over time as the consolidation process is completed. The Company expects to realize approximate annualized net savings of between $100.0 to $110.0 within three years following the Merger. The synergies expected to be realized by the Company will be derived from several sources, including corporate, general and administrative expenses, including the consolidation of administrative staff. Other reductions in sales staff where duplicate territories exist, operational savings, including the closing of overlapping laboratories and other facilities, and savings to be realized from the additional buying power of the larger Company, are expected to generate significant savings. It is also expected that savings will be realized from certain changes in employee benefits. These estimated savings are anticipated to be partially offset by a loss of existing business during the conversion process. Realization of improvements in profitability is dependent, in part, on the extent to which the revenues of the combined companies are maintained and will be influenced by many factors, including factors outside the control of the Company. There can be no assurance that the estimated cost savings described above will be realized or achieved in a timely manner or that improvements, if any, in profitability will be achieved or that such savings will not be offset be increases in other expenses.

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

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                  PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of the Stockholders of the Company was held on September 20, 1995.

            (b)  The following individuals were  elected
                 to the board of directors:

                         James R. Maher
                         Thomas P. MacMahon
                         James B. Powell, M.D.
                         Jean-Luc Belingard
                         Linda Gosden Robinson
                         David B. Skinner, M.D.
                         Andrew G. Wallace, M.D.

            (c) The matters voted upon were the election of directors, approval and adoption of the 1995 Stock Plan for Non-Employee Directors, approval and adoption of the Performance Unit Plan, approval and adoption of the Annual Bonus Incentive Plan and the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1995. Each of such matters was described in the proxy statement dated August 17, 1995 which was distributed to stockholders in connection with the annual meeting of the stockholders of the Company. The results of the vote were as follows:

                            Votes          Votes         Votes
       Topic                 For          Against      Abstained   Unvoted
-----------------------  ----------    ------------   ----------  --------
Election of the members
of the board of directors:
 James R. Maher             106,546,487    297,098          -          -
 Thomas P. MacMahon         106,546,919    296,666          -          -
 James B. Powell, M.D.      106,546,415    297,170          -          -
 Jean-Luc Belingard         106,546,415    297,170          -          -
 Linda Gosden Robinson      106,546,415    297,170          -          -
 David B. Skinner, M.D.     106,546,919    296,666          -          -
 Andrew G. Wallace, M.D.    106,546,415    297,170          -          -

Approval and adoption of
  the 1995 Stock Plan for
  Non-Employee Directors:   102,164,945  4,632,472     46,118          -

Approval and adoption of
  the Performance Unit Plan:106,562,559    219,063     61,963          -

Approval and adoption of
  the Annual Bonus Incentive
  Plan:                     105,370,276  1,424,477     48,822         10

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                            Votes        Votes          Votes
    Topic                    For        Against       Abstained      Unvoted
---------------------     ---------   -----------   -----------    -----------
Ratification of the appoint-
  ment of KPMG Peat Marwick
  LLP as the Company's
  independent auditors for
  the fiscal year 1995:  106,759,120    53,117        31,068          280


Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.1  Amendment dated as  of  September
                   19,  1995 to the Employment Agreement  dated
                   as  of  January 1, 1991, as amended on April
                   1,  1991,  June  6, 1991, January  1,  1993,
                   April  1,  1994 and April 28, 1995,  between
                   La   Jolla   Management  Corp.,  a  Delaware
                   corporation and a wholly-owned subsidiary of the Company, and David C. Flaugh.(1)

             10.2  First   Amendment   to   Credit
                   Agreement  dated  as of  September  8,  1995
                   among the Company, the banks named therein, and Credit Suisse (New York Branch), as
                   Administrative Agent.

              27   Financial Data Schedule
                   (electronically filed version only).


(1) Incorporated by reference herein to the current report on Form 8-K filed with the Securities and Exchange Commission on September 21, 1995.

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                     (b) Reports on Form 8-K

                          A  current  report on  Form  8-K  dated
                     September  19, 1995 was filed  on  September
                     21,  1995  in connection with the  Company's
                     press  release  dated  September  19,   1995
                     containing  certain  financial   and   other
                     information   relating   to   the   Company,
                     announcing  the  resignation  of  David   C.
                     Flaugh, the then Executive Vice President and Chief Operating Officer of the Company, effective September 19, 1995, the results of the annual meeting of the stockholders held on September 20, 1995, and certain other actions of the Board of Directors.

                                A  current  report  on  Form  8-K
                     dated  October 25, 1995 was filed on October
                     30,  1995  in connection with the  Company's
                     press   release  dated  October   25,   1995
                     announcing   operating   results   of    the
                     Registrant for the three and nine month periods ended September 30, 1995 as well as certain other information.

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



Date:     November 14, 1995