Form 10-K405
period 1995-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1996-03-29
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K
(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended       DECEMBER 31, 1995
                         --------------------------------------------
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------    --------------------
Commission file number                   1-11353
                      -----------------------------------------------
             LABORATORY CORPORATION OF AMERICA HOLDINGS
---------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         DELAWARE                            13-3757370
---------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization              Identification No.)

  358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA           27215
--------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

                            910-229-1127
--------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of exchange on which registered
-----------------------------        ------------------------------------
Common Stock, $0.01 par value           New York Stock Exchange

Securities registered pursuant to Section 12(g)of the Act: None

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the price at which the stock was sold as of a specified date within 60 days prior to the date of filing: $477,240,862 at February 26, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 122,908,722 shares at February 26, 1996, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd. The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of February 26, 1996, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

                                      PART I

Item 1.  DESCRIPTION OF BUSINESS

   Laboratory Corporation of America Holdings ("Company") is one of the leading clinical laboratory companies in the United States. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other clinical states. The Company's principal executive offices are located at 358 South Main Street, Burlington, North Carolina 27215, and its telephone number is 910-229-1127.

    Prior to April 28, 1995, the Company's name was National Health Laboratories Holdings Inc. ("NHL"). On April 28, 1995, following approval at a special meeting of the stockholders of the Company, the name was changed to Laboratory Corporation of America Holdings. On April 28, 1995 the Company also completed a merger with Roche Biomedical Laboratories, Inc. ("RBL") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of December 13, 1994 (the "Merger").

   Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.01 per share of the Company ("Common Stock), was converted (the "Share Conversion") into (i) 0.72 of a share of Common Stock of the Company and (ii) a distribution of $5.60 in cash per share, without interest. The aggregate number of shares issued and outstanding following the Share Conversion was 61,041,159. Also, an aggregate of 538,307 shares of Common Stock were issued in connection with the cancellation of certain employee stock options.

   In addition, pursuant to the Merger Agreement, an aggregate of 61,329,256 shares of Common Stock were issued to HLR Holdings, Inc. ("HLR") and its designee, Roche Holdings, Inc. in exchange for all shares of common stock, no par value, of RBL outstanding immediately prior to the effective date of the Merger (other than treasury shares, which were canceled) and a cash contribution of $135.7 million. The issuance of such shares of Common Stock constituted approximately 49.9% of the total outstanding shares of Common Stock outstanding immediately after the Merger.

   The Company also made a distribution (the "Warrant
Distribution") to holders of record as of April 21, 1995, of 0.16308 of a warrant per outstanding share of Common Stock, each such warrant representing the right to purchase one newly issued share of Common Stock for $22.00 (subject to adjustment) on April 28, 2000 (each such warrant, a "Warrant"). Approximately 13,826,000 Warrants were issued to stockholders entitled to receive Warrants in the Warrant Distribution. In addition, pursuant to the Merger Agreement on April 28, 1995 the Company issued to Hoffmann-La Roche Inc., for a purchase price of approximately $51.0 million, 8,325,000 Warrants to purchase shares of Common Stock, which Warrants have the terms described above.

   Until the initial public offering of approximately 5% of the Company's common stock in July 1988, the Company was a subsidiary of Revlon Holdings Inc. ("Revlon"), then known as Revlon, Inc., which, in turn, is a subsidiary of Mafco Holdings Inc. ("Mafco"), a corporation that is 100% owned by Ronald O. Perelman. Mafco's indirect ownership as of December 31, 1995 is approximately 12% of the outstanding shares of Company Common Stock.

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

   Since its founding in 1971 and with the Merger and Allied Acquisition, the Company has grown into a network of 31 major laboratories and approximately 1,500 service sites consisting of branches, patient service centers and STAT laboratories, serving customers in 48 states.

The Clinical Laboratory Testing Industry

   Laboratory tests and procedures are used generally by hospitals, physicians and other health care providers to assist in the diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions through the examination of substances in the blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical testing, which is performed on body fluids including blood and urine, or anatomical pathology testing, which is performed on tissue and other samples, including human cells. Clinical and anatomical pathology procedures are frequently ordered as part of regular physician office visits and hospital admissions in connection with the diagnosis and treatment of illnesses. Certain of these tests and procedures are used principally as tools in the diagnosis and treatment of a wide variety of medical conditions such as cancer, AIDS, endocrine disorders, cardiac disorders and genetic disease. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, PAP smears, AIDS tests, microbiology cultures and procedures and alcohol and other substance-abuse tests. The clinical laboratory industry consists primarily of three types of providers: hospital based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company.

   The Company believes that in 1995 approximately 46 percent of the clinical testing revenues in the United States were derived by hospital-based laboratories, approximately 15 percent was derived by physicians in their offices and laboratories and approximately 39 percent went to independent clinical laboratories. The Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") has estimated that there are approximately 5,700 independent clinical laboratories in the United States. The Company believes that the volume of clinical laboratory testing has grown over the past few years due to several factors, including primarily: an expanded base of scientific knowledge which has led to the development of more sophisticated specialized tests and an increase in the awareness of physicians of the value of clinical laboratory testing as a cost-effective means of prevention, early detection of disease and monitoring of treatment. Additional factors which have contributed to the recent growth include: an increase in the number and types of tests which are, due to advances in technology and increased cost efficiencies, readily available on a more affordable basis to physicians; expanded substance-abuse testing by corporations and governmental agencies; increased testing for sexually transmitted diseases such as AIDS and the general aging of the population in the United States.

Laboratory Testing Operations and Services

   The Company has 31 major laboratories, and approximately 1,500 service sites consisting of branches, patient service centers and STAT laboratories. A "branch" is a central office which collects specimens in a region for shipment to one of the Company's laboratories for testing. Test results can be printed at a branch and conveniently delivered to the client. A branch also is used as a base for sales staff. A "patient service center" generally is a facility maintained by the Company to serve the physicians in a medical professional building. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers also function as "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately.

   The Company processes approximately 255,000 patient specimens on an average day. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information.

   Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each specimen helps to assure that the results are attributed to the correct patient. The test request forms are sent to a data entry terminal where a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the computer system, the tests are performed and the results are entered primarily through computer interface or manually, depending upon the tests and the type of equipment involved. Most of the Company's computerized testing equipment is directly linked with the Company's information systems. Most routine testing is completed by early the next morning, and test results are printed and prepared for distribution by service representatives that day. Some clients have local printer capability and have reports printed out directly in their offices. Clients who request that they be called with a result are so notified in the morning. It is Company policy to notify the client immediately if a life-threatening result is found at any point during the course of the testing process.

Services Offered

   The following discussion describes the different types of tests performed by the Company:

Testing for Physician Offices and Clinics

   The Company currently offers over 1,700 different clinical laboratory tests or procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication or to search for an otherwise undiagnosed condition. These routine procedures are most often used by practicing physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish an in-house laboratory to perform some of the tests.

   The Company performs this core group of routine tests in each of its 31 major regional laboratories, which constitutes a majority of the testing performed by the Company. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

Testing for Hospitals

   Hospitals generally maintain an on-site laboratory to perform immediately needed testing on patients receiving care. However, they also refer less frequently needed procedures to outside facilities, including independent clinical laboratories and larger medical centers. Since some hospitals actively encourage community physicians to send their testing to the hospital, such medical facilities can be both client and competitor for independent laboratories such as the Company.

Specialty and Niche Testing

   While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized in nature. Certain types of unique testing capabilities and/or client requirements have been developed into specialty or niche businesses by the Company. The following are niche businesses in which the Company offers testing and related services:

  Allergy Testing. The Company offers an extensive range of allergen testing services as well as computerized analysis and a treatment program that enables primary care physicians to diagnose and treat many kinds of allergic disorders.

  Ambulatory Monitoring. The Company performs a computer assisted analysis of electrocardiograms and blood pressure measurements. Many of these analyses are submitted by physicians who require extended (up to 24 hours) monitoring of these parameters for patients.

  Clinical Research Testing. The Company regularly performs clinical laboratory testing for pharmaceutical companies conducting clinical research trials on new drugs. This testing often involves periodic testing of patients participating in the trial over several years.

  Diagnostic Genetics. The Company offers cytogenetic biochemical and molecular genetic tests.

  Industrial Hygiene Testing. The Company maintains a separate testing facility in Richmond, Virginia, dedicated to the analysis of potentially toxic substances in the workplace environment.

  Kidney Stone Analysis. The Company offers specialized patient analysis assessing the risk of kidney stones based on laboratory measurements and patient history.

  Oncology Testing. The Company offers an extensive series of testing technologies that aid in diagnosing and monitoring certain cancers and predicting the outcome of certain treatments.

  Identity Testing. The Company provides forensic identity testing used in connection with criminal proceedings and parentage evaluation services which are used to assist in the resolution of disputed parentage in child support litigation. Parentage testing involves the evaluation of immunological and genetic markers in specimens obtained from the child, the mother and the alleged father.

  Substance Abuse Testing. The Company provides urinalysis testing for the detection of drugs of abuse for private and government customers, and also provides blood testing services for the detection of drugs of abuse and alcohol. These testing services are designed to produce "forensic" quality test results that satisfy the rigorous requirements for admissibility as evidence in legal proceedings.

  Veterinary Testing. The Company offers clinical laboratory testing of animal specimens for veterinarians which require specialized testing procedures and handling due to their differing characteristics.

Specialty Testing Centers

   The specialized or niche testing services noted above, as well as other complex procedures, are sent to designated facilities where the Company has concentrated the people, instruments and related resources for performing such procedures so that quality and efficiency can be most effectively monitored. The Company's Center for Molecular Biology in Research Triangle Park, North Carolina, also specializes in new test development and education and training related thereto.

Contract Management Services

   The Company provides management services in a variety of health care settings. The Company generally supplies the laboratory manager and other laboratory personnel, as well as, equipment and testing supplies to manage a laboratory that is owned by a hospital, managed care organization or other health care provider. In addition, the Company maintains a data processing system to organize and report test results and to provide billing and other pertinent information related to the tests performed in the managed laboratory. Under the typical laboratory management agreement, the laboratory manager, who is employed by the Company, reports to the hospital or clinic administration. Thus, the hospital or clinic ("Provider") maintains control of the laboratory. A pathologist designated by the Provider serves as medical director for the laboratory.

   An important advantage the Company offers to its clients is the flexibility of the Company's information systems used in contract management services. In addition to the ability to be customized for a particular user's needs, the Company's information systems also interface with several hospital and clinic systems, giving the user more efficient and effective information flow.

   The Company's management service contracts typically have terms between three and five years. However, most contracts contain a clause that permits termination prior to the contract expiration date. The termination terms vary but they generally fall into one of the following categories: (i) termination without cause by either the Company or the contracted Provider after written notice (generally 60 to 90 days prior to termination); (ii) termination by the contracted

Provider only if there are uncorrected deficiencies in the Company's performance under the contract after notice by the contracted Provider; or (iii) termination by the contracted Provider if there is a loss of accreditation held by any Company laboratory that services the contracted Provider, which accreditation is not reinstated within 30 days of the loss, or up to 30 days' notice if there is a decline in the quality of services provided under such contract which remains uncorrected after a 15-day period. While the Company believes that it will maintain and renew its existing contracts, there can be no assurance of such maintenance or renewal.

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

Clients and Payees

   In 1995, no single client or group of clients under the same contract accounted for more than two percent of the Company's net sales. The Company believes that the loss of any one of its laboratory service agreements would be unlikely to have a material adverse effect on the Company's financial results. For the year ended December 31, 1995, billings to private patients or their insurance carriers accounted for approximately 34% of the Company's net sales, billings to Medicare and Medicaid accounted for approximately 28% of net sales and billings paid directly by physicians and other commercial clients accounted for approximately 38% of the Company's net sales.

Sales and Marketing

   The Company offers its services through a combination of direct sales generalists and specialists. Sales generalists market the mainstream or traditional routine laboratory services primarily to physicians, while specialists concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as identity testing or genetic testing. Specialist positions are established when an in-depth level of expertise is necessary to effectively offer the specialized services. When the need arises, specialists and generalists work cooperatively to address specific opportunities. At December 31, 1995, the Company employed approximately 290 generalists and 120 specialists. The Company's sales generalists and specialists are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are primarily based upon the individual's productivity in generating new business for the Company.

   The Company also employs customer service associates ("CSA's") to interact with clients on an ongoing basis. CSA's monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client's regular point of contact with the Company. At December 31, 1995, the Company employed approximately 370 CSA's. CSA's are compensated with a combination of salaries and bonuses commensurate with each individual's qualifications and responsibilities.

   The Company believes that the clinical laboratory service business is shifting away from the traditional direct sales structure and into one in which the purchasing decisions for laboratory services are increasingly made by managed care organizations, insurance plans, employers and increasingly by patients themselves. In view of these changes, the Company has adapted its sales and marketing structure to more appropriately address the new opportunities. For example, the Company has expanded its specialists sales positions in both its primary business and its niche businesses in order to maximize the Company's competitive strengths of advanced technology and marketing focus. Additionally, the Company has begun to integrate traditional sales and customer support functions into a new position, the Account Manager, which will have responsibility for certain sales, service and daily operational contact with physician-clients.

   The Company believes that given the increasing complexity of the clinical laboratory marketplace, training of its sales force is of paramount importance. With this goal in mind, during 1995 the Company enhanced its comprehensive sales training program. This project involved a complete revision of the sales training material.

Potential New Markets

   Health care reform, the shift to managed care and increased competition by hospitals all had an impact on the clinical laboratory testing industry in 1995. The Company expects these trends to continue and plans to respond by shifting additional sales staff to support the managed care market segment.

   The Company believes that sales of testing and related services for use in clinical trials, detection of drugs of abuse and hospital reference testing will also continue to offer opportunities for additional revenue growth in 1996. The Company views hospitals in general as a major competitive force in the marketplace today. To that end, a hospital business venture group has been formed whose primary goal is to identify potential hospital joint venture arrangements. These arrangements are likely to include management agreements, hospital laboratory operations ventures and hospital laboratory purchases. The Company views this market as having exceptional future potential for 1996 and beyond.

Information Systems

  The Company believes that the health care provider's need for data will continue to place high demands on its information systems staff. The Company operates several systems to handle laboratory, billing and financial data and transactions. The Company believes that the efficient handling of information involving clients, patients, payors and other parties will be a critical factor in the Company's future success. In 1995, the Company created the Corporate Information Systems Division to manage its information resources and programs on a consolidated basis in order to achieve greater efficiency and economies of scale. In addition, as a key part of its response to these challenges, the Company hired a Chief Information Officer, whose responsibility is to integrate, manage and develop the Company's information systems.

Quality Assurance

   The Company considers the quality of its tests to be of critical importance, and it has established a comprehensive quality assurance program for all of its laboratories and other facilities, designed to help assure accurate and timely test results. In addition to the compulsory external inspections and proficiency programs demanded by HCFA and other regulatory agencies, Company-wide systems and procedures are in place to emphasize and monitor quality assurance. All of the Company's regional laboratories are subject to on-site evaluations, the College of American Pathologists ("CAP") proficiency testing program, state surveys and the Company's own internal quality control programs.

   Internal Quality Control. The Company regularly performs internal quality control testing by running quality control samples with known values with patient samples submitted for testing. All quality control sample test results are entered into the Company's national laboratory computer, which connects the Company's facilities nationwide to a common on-line quality control database. This system helps technologists and technicians check quality control values and requires further prompt verification if any quality control value is out of range. The Company has an extensive, internally administered program of blind sample proficiency testing (i.e. the testing laboratory does not know the sample being tested is a quality control sample), as part of which the Company's locations receive specimens from the Company's Quality Assurance and Corporate Technical Services departments for analysis.

   External Proficiency/ Accreditations. The Company participates in numerous externally-administered, blind quality surveillance programs, including the CAP program. The blind programs supplement all other quality assurance procedures and give Company management the opportunity to review its technical and service performance from the client's perspective.

   The CAP accreditation program involves both on-site inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory is accredited by the CAP. The CAP is an independent non-governmental organization of board certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. The CAP has been accredited by the HCFA to inspect clinical laboratories to determine Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (collectively, as amended "CLIA") standards. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. All of the Company's major laboratories are accredited by the CAP.

Employees

   At December 31, 1995, the Company employed approximately 24,600 people. These include approximately 20,900 full-time employees and approximately 3,700 part-time employees, which represents the equivalent of approximately 22,000 persons full-time. Of the approximately 22,000 full-time equivalent employees, approximately 450 are sales personnel, approximately 19,150 are laboratory and distribution personnel and approximately 2,400 are administrative and data processing personnel. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are excellent.

Effect of the Growth of the Managed Care Sector on the Clinical
Laboratory Business

   Many market-based changes in the clinical laboratory business have occurred, most involving the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care providers typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. In addition, managed care providers have used capitated payment contracts in an attempt to promote more efficient use of laboratory testing services. Under a capitated payment contract, the clinical laboratory and the managed care provider agree to a per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory.

   For the last several years, the Company has had a strong presence in the managed care sector and has designed its sales efforts to expand its presence in that sector. There can be no assurance, however, that the Company will be successful in expanding its share of this market sector, or that the Company will not experience additional declines in test utilization or per-test revenue in the future as a result of managed care growth or otherwise.

   In response to the growth of the managed care sector and the developments described above, many health care providers have established new alliances. Hospital-physician networks are emerging in many markets in order to offer comprehensive, integrated service capabilities, either to the managed care plans or directly to employers. While adapting to these changes, the clinical laboratory industry is also facing a significantly intensified level of regulatory and investigative scrutiny, in many cases in areas that have been left without, until recently, clear regulatory guidance for providers. There is currently uncertainty in the industry regarding the impact of these factors on the clinical laboratory business.

Competition

   The clinical laboratory business is highly fragmented and intensely competitive. In recent years, certain independent laboratories have engaged in acquisitions of other laboratories and taken advantage of opportunities for cost efficiencies afforded by larger scale, automated testing operations. In 1995, the Company completed the Merger and in 1994 acquired Allied. Also, in June 1994, Corning Inc. ("Corning") and Nichols Institute entered into a merger agreement pursuant to which Corning acquired Nichols Institute in exchange for Corning common stock. In 1993, Corning acquired the stock of Damon Corporation. The Company believes that acquisition activity will continue in the clinical laboratory business. Several factors are contributing to this activity, including legislative initiatives such as restrictions on physician referrals and ownership of laboratories, increasing demand for higher quality services and more stringent service requirements, the growth of managed health care entities which require low-cost testing services and, generally, the demands by health care providers and payors for faster reporting of test results and lower prices.

   The Company competes primarily on the basis of the quality of its testing, reporting and information services, its reputation in the medical community, the pricing of its services and its ability to employ qualified laboratory personnel. The Company also believes that its ability to compete also depends on its ability to make investments in equipment and management information systems and offer testing services on a broad regional geographic basis.

Regulation and Reimbursement

   Overview. The clinical laboratory industry is subject to significant governmental regulation at the Federal, state and local levels. Under CLIA, virtually all clinical laboratories, including those owned by the Company, must be certified by the Federal government. Many clinical laboratories also must meet governmental standards, undergo proficiency testing and are subject to inspection. Certifications or licenses are also required by various state and local laws.

   The health care industry is undergoing significant change as third-party payors, such as Medicare (which principally serves patients 65 and older) and Medicaid (which principally serves indigent patients) and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In an effort to address the problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Some of the proposals include managed competition, global budgeting and price controls. Although the Clinton Administration's health care reform proposal, initially advanced in 1994, was not enacted, such proposal or other proposals may be considered in the future. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. The Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

   Regulation of Clinical Laboratories. CLIA extends Federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the government. Many clinical laboratories must also meet governmental quality and personnel standards, undergo proficiency testing and be subject to biennial inspection. Rather than focusing on location, size or type of laboratory, this extended oversight is based on the complexity of the tests performed by the laboratory.

   In 1992, HHS published regulations implementing CLIA. The quality standards and enforcement procedure regulations became effective in 1992, although certain personnel, quality control and proficiency testing requirements are currently being phased in by HHS. The quality standards regulations divide all tests into three categories (waivered, moderate complexity and high complexity) and establish varying requirements depending upon the complexity of the test performed. A laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only one or more of eight routine "waivered" tests may apply for a waiver from most requirements of CLIA. All major and many smaller company facilities are certified by CLIA to perform high complexity testing. The remaining smaller testing sites of the Company are certified by CLIA to perform moderate complexity testing or have obtained a waiver from most requirements of CLIA. Generally, the HHS regulations require, for laboratories that perform high complexity or moderate complexity tests, the implementation of systems that ensure the accurate performance and reporting of test results, establishment of quality control systems, proficiency testing by approved agencies and biennial inspections.

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

   The Company's laboratories have continuing programs to ensure that their operations meet all applicable regulatory requirements.

   Regulation Affecting Reimbursement of Clinical Laboratory Services. Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Laboratories must accept the scheduled amount as payment in full for most tests performed on behalf of Medicare beneficiaries and must bill the program directly. In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount for clinical laboratory services furnished to Medicaid recipients. In 1995, the Company derived approximately 28% of its net sales from tests performed for beneficiaries of Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs because clients often want a single laboratory to perform all of their testing services. Since 1984, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. In 1993, pursuant to provisions in the Omnibus Budget and Reconciliation Act of 1993 ("OBRA `93"), Congress reduced, effective January 1, 1994, the Medicare national limitations from 88% of the 1984 national median to 76% of the 1984 national median, which reductions were implemented on a phased-in basis from 1994 through 1996 (to 84% in 1994, 80% in 1995 and 76% in 1996). The 1996 reduction to 76% was implemented as scheduled on January 1, 1996. OBRA `93 also eliminated the provision for annual fee schedule increases based upon the consumer price index for 1994 and 1995. Because a significant portion of the Company's costs are relatively fixed, these Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if additional Medicare reductions will be implemented.

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

   Moreover, Medicare denied reimbursement to NHL for claims submitted for HDL cholesterol and serum ferritin (a measure of iron in the blood) tests from September 1993 to December 1993, at which time NHL removed such tests from its basic test profiles.

   In March 1996, the HCFA implemented changes in the policies used to administer Medicare payments to clinical laboratories for the most frequently performed automated blood chemistry profiles. Among other things, the changes established a consistent standard nationwide for the content of the automated chemistry profiles. Another change incorporated in the HCFA proposal requires laboratories performing certain automated blood chemistry profiles to obtain and provide documentation of the medical necessity of tests included in the profiles for each Medicare beneficiary. The Company expects to incur additional costs associated with the implementation of these requirements. The amount of additional costs and the impact on the Company's financial condition and results of operations have not yet been determined.

   Future changes in Federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on the Company. The Company is unable to predict, however, whether and what type of legislation will be enacted into law.

   Fraud and Abuse Regulations. The Medicare and Medicaid anti-kickback laws prohibit intentionally paying anything of value to influence the referral of Medicare and Medicaid business. HHS has published safe harbor regulations which specify certain business activities that, although literally covered by the laws, will not violate the Medicare/Medicaid anti-kickback laws. Failure to fall within a safe harbor does not constitute a violation of the anti-kickback laws if all conditions of the safe harbor are met; rather, the arrangement would remain subject to scrutiny by HHS.

   In October 1994, the Office of Inspector General ("OIG") of HHS issued a Special Fraud Alert, which set forth a number of practices allegedly engaged in by clinical laboratories and health care providers that the OIG believes violate the anti-kickback laws. These practices include providing employees to collect patient samples at physician offices if the employees perform additional services for physicians that are typically the responsibility of the physicians' staff; selling laboratory services to renal dialysis centers at prices that are below fair market value in return for referrals of Medicare tests which are billed to Medicare at higher rates; providing free testing to a physician's HMO patients in situations where the referring physicians benefit from such lower utilization; providing free pickup and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; providing facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services performed; and providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG stressed in the Fraud Alert that when one purpose of the arrangements is to induce referral of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider or physician may be liable under the anti-kickback laws and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

   According to the 1995 work plan of the OIG, its recently established Office of Civil Fraud and Administrative Adjudication ("OCFAA") will be responsible for protecting the government-funded health care programs and deterring fraudulent conduct by health care providers through the negotiation and imposition of civil monetary penalties, assessments and program exclusions. The OCFAA works very closely with the Department of Justice, the Office of General Counsel and the OIG investigative and audit offices in combating fraud and abuse. In addition, the OIG has stated in its 1995 work plan that it will determine the extent to which laboratories supply physicians' offices with phlebotomists (blood-drawing technicians), offer management services or medical waste pick-up to physicians, provide training to physicians or engage in other financial arrangements with purchasers of laboratories' services. The OIG will assess the potential benefits of such arrangements as well as the extent to which such arrangements might be unlawful.

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

   Infectious Wastes and Radioactive Materials. The Company is subject to licensing and regulation under Federal, state and local laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All Company laboratories are operated in accordance with applicable Federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company utilizes outside vendors for disposal of such specimens. Although the Company believes that it is currently in compliance in all material respects with such Federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

   Occupational Safety. In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

   Drug Testing. Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration ("SAMSHA") (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of Federal government contractors and certain other entities. To the extent that the Company's laboratories perform such testing, each must be certified as meeting SAMSHA standards. The Company's Research Triangle Park, North Carolina; Memphis, Tennessee; Raritan, New Jersey; Seattle, Washington; Herndon, Virginia and Reno, Nevada laboratories are SAMSHA certified.

   Controlled Substances. The use of controlled substances in testing for drugs of abuse is regulated by the Federal Drug
Enforcement Administration.

   Specimen Transportation.  Regulations of the Department of
Transportation, the Public Health Service and the Postal Service apply to the transportation of clinical laboratory specimens.

OIG Investigations

   Several Federal agencies are responsible for investigating allegations of fraudulent and abusive conduct by health care providers, including the Federal Bureau of Investigation and the OIG. In its published work plan for 1992-1993, the OIG indicated its intention to target certain laboratory practices for investigation and prosecution. Pursuant to one such project described in such work plan, entitled "Laboratory Unbundle," laboratories that offer packages of tests to physicians and "unbundle" them into several "tests to get higher reimbursement when billing Medicare and Medicaid" will be identified and "suitable cases will be presented for prosecution." Under another project described in such work plan, laboratories "that link price discounts to the volume of physician referrals, `unbundle' tests in order to bill Medicare at a higher total rate, and conduct unnecessary tests... will be identified to coordinate investigations through the country."

   1992 NHL Government Settlement. In November 1990, NHL became aware of a grand jury inquiry relating to its pricing practices being conducted by the United States Attorney for the San Diego area (the Southern District of California) with the assistance of the OIG. On December 18, 1992, NHL entered into the 1992 NHL Government Settlement, which related to the government's contention that NHL improperly included tests for HDL cholesterol and serum ferritin in its basic test profile, without clearly offering an alternative profile that did not include these medical tests. The government also contended that, in certain instances, physicians were told that these additional tests would be included in the basic test profile at no extra charge. As a result, the government contended, NHL's marketing activities denied physicians the ability to exercise their judgment as to the medical necessity of these tests.

   Pursuant to the 1992 Government Settlement, NHL pleaded guilty to the charge of presenting two false claims to the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and paid a $1 million fine. In connection with pending and threatened civil claims, NHL also agreed to pay $100 million to the Federal Government in installments. At December 31, 1995, all such payments due to the government under the 1992 NHL Government Settlement have been made. Concurrent with the 1992 NHL Government Settlement, NHL settled related Medicaid claims with states that account for over 99.5% of its Medicaid business and paid $10.4 million to the settling states.

   1993 OIG Investigation. In August 1993, RBL and Allied each received a subpoena from the OIG requesting documents and information concerning pricing and billing practices. According to published reports, other independent clinical laboratories have received similar subpoenas as part of a nationwide OIG audit and investigation. In September 1993, NHL received a subpoena from the OIG which required NHL to provide documents to the OIG concerning its regulatory compliance procedures. Each of NHL, RBL and Allied has complied with, or the Company is in the process of complying with the respective subpoenas and cooperating with the related OIG investigation. Among other things, the OIG subpoena received by RBL and Allied called for the production of documents regarding 14 blood chemistry tests which were being or had been performed by certain independent clinical laboratories in conjunction with automated chemistry profiles and which were being or had been billed separately to Medicare or Medicaid. An automated chemistry profile is a grouping of which tests that can be performed together on a single specimen and that Medicare and Medicaid pay under the Medicare fee schedule.

   Based on published reports, the Company believes that the OIG's investigation is primarily focused on two alleged practices. The first alleged practice consists of offering the automated chemistry profile as a part of a "standard" blood chemistry profile that also includes one or more of the 14 tests referenced in the OIG subpoena in a manner which is misleading to the ordering physician or which fails to provide the physician with the choice of ordering only the automated chemistry profile. Representatives of the OIG have publicly stated that this practice may lead to the ordering of "unnecessary" tests. The second alleged practice involves the failure to disclose to physicians that the prices charged by those laboratories to Medicare and Medicaid for many of these tests referenced in the OIG subpoena were greater than the prices the laboratories charged to the physicians for those same tests where the tests were performed in conjunction with an automated chemistry profile. Representatives of the OIG have publicly stated that undisclosed pricing differences may cause physicians to believe incorrectly that they are ordering tests at little or no cost to the Medicare and Medicaid programs, possibly causing tests to be ordered which are not medically necessary. RBL's and Allied's laboratories have included some of the 14 tests in their respective "standard" blood chemistry profiles, and also in "custom" profiles created for individual physicians at their request. Tests performed for Medicare and Medicaid patients are, in accordance with applicable laws, billed directly to the Medicare and Medicaid programs.

   If the OIG were to pursue and successfully prove a violation of the laws related to the Medicare and Medicaid programs, potential sanctions may include significant fines, recovery of the amounts paid to the clinical laboratory for the tests involved and, in the case of a criminal conviction, mandatory exclusion from the Medicare and

Medicaid programs for a period of at least five years. If the OIG asserts a claim against RBL or Allied and is successful in pursuing such a claim, the Company's business and financial condition could be adversely affected. Although neither the 1992 Government Settlement nor, based on published reports, any settlement agreements with the OIG entered into by other major clinical laboratory companies, provided for exclusion from participation in the Medicare and Medicaid programs, there can be no assurance that the Company will be able to negotiate settlement agreements with similar terms if the government asserts (or threatens to assert) a claim. In addition, a criminal conviction or the successful prosecution of a civil fraud or false claims action could result in the exclusion of the defendant from the Medicare and Medicaid programs. Any such exclusion would likely have a material adverse effect on the Company's non-Medicare and non-Medicaid testing business. No prediction, however, can be made as to the outcome of the OIG investigations or the impact of any such outcomes on the Company's financial condition or results of operations.

   1994 OIG Investigation of Allied. In April 1994, Allied received a subpoena from the OIG requesting documents and certain information regarding the Medicare billing practices of its Cincinnati, Ohio clinical laboratory with respect to certain cancer screening tests. In March 1995, Allied resolved the issues raised by the April 1994 subpoena and a related qui tam action commenced in Cincinnati, Ohio Federal court by entering into agreements with, among others, HHS, the United States Department of Justice and the relators in the qui tam action pursuant to which it agreed to pay $4.9 million to settle all pending claims and inquiries regarding these billing practices and certain others. NHL had previously established reserves that were adequate to cover such settlement payments. In connection with the settlement, Allied agreed with HHS, among other things, to implement a corporate integrity program to ensure that Allied and its representatives remain in compliance with applicable laws and regulations and to provide certain reports and information to HHS regarding such compliance efforts. During 1995, Allied met all of its obligations assumed under the corporate integrity agreement.

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

Such sharpened focus on regulatory standards and procedures will continue to be a priority for the Company in the future.

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

   This program was consolidated with an existing RBL compliance program at the time of the Merger.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this section herein in order to do so. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast, estimated, or budgeted by the Company in forward-looking statements.

     (a) Heightened competition, including the intensification of price competition.

     (b) Impact of changes in payor mix, including the shift from traditional, fee-for-service medicine to managed-cost health care.

     (c) Adverse actions by governmental or other third-party payors, including unilateral reduction of fee schedules payable to the Company.

     (d) The impact upon the Company's collection rates or general or administrative expenses resulting from compliance with Medicare administrative policies including specifically the HCFA's recent requirement that laboratories performing certain automated blood chemistry profiles to obtain and provide documentation of the medical necessity of tests included in the profiles for each Medicare beneficiary.

     (e) Adverse results from investigations of clinical laboratories by the Federal Bureau of Investigation and the OIG including specifically significant monetary damages and/or exclusion from the Medicare and Medicaid programs.

     (f) Failure to obtain new customers, retain existing customers or reduction in tests ordered or specimens submitted by existing customers.

     (g) Adverse results in significant litigation matters.

     (h) Denial of certification or licensure of any of the Company's clinical laboratories under CLIA, by Medicare and Medicaid programs or other Federal, state or local agencies.

     (i) Adverse publicity and news coverage about the Company or the clinical laboratory industry.

     (j) Inability to carry out marketing and sales plans.

     (k) Inability to successfully integrate the operations of or fully realize the costs savings expected from the consolidation of certain operations and the elimination of duplicative expenses resulting from the April 28, 1995 merger of the Company and RBL or risk that declining revenues or increases in other expenses will offset such savings.

     (l) Loss or retirement of key executives.

     (m) Changes in interest rates causing an increase in the Company's effective borrowing rate.

Item 2.  PROPERTIES

  The following table summarizes certain information as to the Company's principal operating and administrative facilities as of December 31, 1995.

                                Approximate
                                   Area               Nature of
      Location                (in square feet)        Occupancy
----------------------       ------------------    -----------------
Operating Facilities:
  Birmingham, Alabama            100,000         Lease expires 2005
  Phoenix, Arizona                43,000         Lease expires 2001; one
                                                   5 year renewal option
  San Diego, California           40,000         Lease expires 2000
  Denver, Colorado                20,000         Lease expires 2001; two
                                                   5 year renewal options

                              Approximate
                                 Area                 Nature of
      Location               (in square feet)         Occupancy
------------------------     ------------------  -----------------------
Operating Facilities cont:
  Hollywood, Florida             47,000          Lease expires 1997; three
                                                   5 year renewal options
  Tampa, Florida                 95,000          Lease expires 2009; one
                                                   5 year renewal option
  Chicago, Illinois              40,000          Lease expires 2003; two
                                                   5 year renewal options
  Louisville, Kentucky           60,000          Lease expires 2002; three
                                                   5 year renewal options
  Detroit, Michigan              32,000          Lease expires 2004; two
                                                   5 year renewal options
  Southhaven, Mississippi        25,000          Owned
                                 16,000          Leases expire 1996-
                                                   1997;various renewal
                                                   options
  Kansas City, Missouri          78,000          Owned
  Reno, Nevada                   12,000          Owned
                                 14,000          Leases expire 1998-2003;
                                                   2 year renewal options
  Cranford, New Jersey           81,000          Lease expires 2009
  Raritan, New Jersey           186,000          Owned
  Uniondale, New York           108,000          Lease expires 2007; two
                                                   5 year renewal options
  Burlington, North Carolina    205,000          Owned
  Charlotte, North Carolina      25,000          Lease expires 1997;renewal
                                                   option every 3 years
  Research Triangle Park,
    North Carolina               71,000          Lease expires 2008, three
                                                   5 year renewal options
                                 70,000          Lease expires 1996; one
                                                   5 year renewal options
  Winston-Salem,                 73,000          Lease expires 2004; one
    North Carolina                                 5 year renewal option
  Dublin, Ohio                   82,000          Owned
  Memphis, Tennessee             30,000          Lease expires 1999; one
                                                   5 year renewal option
  Dallas, Texas                  54,000          Lease expires 2004; one
                                                   5 year renewal option
  Houston, Texas                 32,000          Lease expires 1997
  San Antonio, Texas             44,000          Lease expires 2004; two
                                                   5 year renewal options
  Salt Lake City, Utah           21,000          Lease expires 2002; two
  Chesapeake, Virginia           21,000          Lease expires 2002; two
                                                   5 year renewal options
  Herndon, Virginia              64,000          Lease expires 2004; one
                                                   5 year renewal option
  Richmond, Virginia             57,000          Lease Expires 2001; one
                                                   5 year renewal option
  Seattle, Washington            42,000          Lease expires 1998; two
                                                   5 year renewal options
  Fairmont, West Virginia        25,000          Lease expires 2005;three
                                                   5 year renewal options
Administrative facilities:
  Burlington, North Carolina    127,000          Owned
                                 98,000          Leases expire 1997-
                                                   2008;various options
                                                   to purchase or renew
  La Jolla, California           29,000          Lease expires 2000

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   On May 1, 1995, the Common Stock commenced trading on the New
York Stock Exchange ("NYSE") under the symbol "LH". Prior to such date and since April 24, 1991, the Common Stock traded on the NYSE under the symbol "NH." Prior to April 24, 1991, the Common Stock was quoted on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "NHLI".

   The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock reported on the NYSE Composite Tape, and the cash dividends declared per share of Common Stock.

                                                          Dividends
                                                          Declared
                          High           Low              Per Share
                         ------         -----           ------------
1994
  First Quarter          15 1/4        12 7/8                0.08
  Second Quarter         13 3/4        10 5/8                  --
  Third Quarter          13 3/8        10 7/8                  --
  Fourth Quarter         15 3/4        11 3/8                  --

1995
  First Quarter          15 1/2        12 5/8                  --
  Second Quarter         15 1/4        11 3/4                  --
  Third Quarter          14             9 1/8                  --
  Fourth Quarter         10             8 1/8                  --

1996
  First Quarter           9 3/8         7 1/4                  --
  (through February 26, 1996)

   On February 26, 1996 there were approximately 600 holders of record of the Common Stock.

    The Company, in connection with the Allied Acquisition in 1994, discontinued its dividend payments for the foreseeable future in order to increase its flexibility with respect to its acquisition strategy. In addition, the Company's credit agreement (the "Credit Agreement") entered into on April 28, 1995 in connection with the Merger contains, among other provisions, a covenant prohibiting the payment of cash dividends for the first year following the date of the Credit Agreement and places certain restrictions, as defined in the Credit Agreement, on the payment of such dividends after that date.

Item 6.  SELECTED FINANCIAL DATA

   The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 1995 are derived from consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

                                          Year Ended December 31,
                            -------------------------------------------------
                              1995(a)     1994(f)    1993     1992     1991
                            ---------  ----------  --------  ------   -------
                            (Dollars in millions, except per share amounts)
Statement of Operations Data:
Net sales                    $1,432.0    $ 872.5    $ 760.5  $ 721.4  $ 603.9
Gross profit                    407.7      275.5      316.0    326.3    271.4
Operating income (b)(d)(e)       67.2      109.9      185.5     64.1    165.8
Earnings (loss) before
  extraordinary loss (b)(d)      (4.0)      30.1      112.7     40.6    103.9
Extraordinary loss (c)           (8.3)       --         --       --       --
                             --------    --------   -------  -------  -------
Net earnings(loss)           $  (12.3)   $  30.1    $ 112.7  $  40.6  $ 103.9
                             =========   ========   =======  =======  =======
Earnings (loss) per common
  share before extraordinary
  loss                       $  (0.03)   $  0.36    $  1.26  $  0.43  $  1.05
Extraordinary loss per
  common share                  (0.08)        --         --       --       --
                             ---------   -------    -------  -------  -------
Net earnings (loss) per
  common share               $  (0.11)   $  0.36    $  1.26  $  0.43  $  1.05
                             =========   =======    =======  =======  =======
Dividends per common
  share                      $    --     $  0.08    $  0.32  $  0.31  $  0.27
Weighted average
  common shares outstanding
  (in thousands)              110,579     84,754     89,439   94,468   99,096


                                            December 31,
                            -------------------------------------------------
                              1995(a)   1994(f)     1993      1992      1991
                            --------  ----------  --------  -------   -------
Balance Sheet Data:

 Cash and cash equivalents   $  16.4   $  26.8    $  12.3   $  33.4   $  51.3
 Intangible assets, net        916.7     551.9      281.5     188.3     193.1
 Total assets                1,837.2   1,012.7      585.5     477.4     411.3
 Long-term obligations         948.6     583.0      314.6     114.2       2.9
 Due to affiliates               0.9      --          0.1       0.9      --
 Total stockholders'
   equity                      411.6     166.0      140.8     212.5     330.8




(a) In 1995, the Company completed the Merger with RBL. In connection with the Merger, the Company issued 61,329,256 shares of Common Stock to HLR and Roche Holdings, Inc. in exchange for all outstanding shares of RBL and $135.7 million in cash. The exchange consideration of approximately $558.0 for the purchase of RBL consisted of the value of the stock issued to HLR and Roche Holdings, Inc., as well as other cash costs of the Merger, net of cash received from HLR. The Merger has been accounted for under the purchase method of accounting; as such RBL's assets and liabilities were recorded at their estimated fair values on the date of acquisition. The exchange consideration exceeded the fair value of acquired net tangible assets by approximately $371.9 and is included under the caption "Intangible assets, net." In connection with the Merger, each outstanding share of Common Stock (other than as provided in the Merger Agreement), was converted into (i) 0.72 of a share of Common Stock of the Company and (ii) a distribution of $5.60 in cash per share, without interest. The aggregate number of shares issued and outstanding following the conversion was 61,041,159. Also, an aggregate of 538,307 shares of Common Stock were issued in connection with the cancellation of certain employee stock options. The cash portion of the share conversion was financed with borrowings under the Credit Agreement. RBL's results of operations have been included in the Company's results of operations since April 28, 1995.

(b) In 1995, following the Merger, the Company determined that it would be beneficial to close Company laboratory facilities and eliminate duplicate functions in certain geographic regions where duplicate Company and RBL facilities or functions existed at the time of the Merger. The Company recorded restructuring charges of $65.0 million in connection with these plans. See note 3 of the Notes to Consolidated Finanacial Statements which sets forth the Company's restructuring activities for the year ended December 31, 1995. Also in 1995, the Company took a pre-tax special charge of $10.0 million in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that settlements will be made by the Company.

(c) In connection with the repayment in 1995 of existing revolving credit and term loan facilities, the Company recorded an extraordinary loss of approximately $13.5 million ($8.3 million, net of tax), consisting of the write-off of deferred financing costs, related to the early extinguishment of debt.

(d) In 1994, the Company approved a settlement of previously disclosed shareholder class and derivative litigation. In connection with the settlement, the Company took a pre-tax special charge of $15.0 million and a $6.0 million charge for expenses related to the settled litigation. Insurance payments and payments from other defendants amounted to $55.0 million plus expenses. As previously disclosed, the litigation consisted of two consolidated class action suits filed in December 1992 and November 1993 and a consolidated shareholder derivative action brought in Federal and state courts in San Diego, California. The settlement involved no admission of wrongdoing and all payments under the settlement agreement have been paid.

(e) In the fourth quarter of 1992, the Company took a one-time charge against operating income of $136.0 million related to the 1992 Government Settlement.

(f) On June 23, 1994, the Company acquired Allied as a wholly owned subsidiary for approximately $191.5 million in cash plus the assumption of $24.0 million of Allied indebtedness and the recognition of approximately $5.0 million of Allied net liabilities. The purchase was financed with borrowings under an existing credit agreement. The excess of cost over the fair value of net tangible assets acquired was $220.5 million and is included under the caption "Intangible assets, net." Allied's results of operations have been included in the Company's results of operations since June 23, 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company derived approximately 28% of its 1995 net sales from tests performed for beneficiaries of Medicare and Medicaid programs. During 1993, provisions were included in OBRA '93 which reduced Medicare reimbursement schedules by lowering payments under the fee schedule methodology from 88% to 84% of the 1984 national median, effective January 1, 1994 and from 84% to 80% of the national median, effective January 1, 1995. A further reduction in payments to 76% of the 1984 national median became effective on January 1, 1996. The Company estimates that the change effective January 1, 1996 would have decreased 1995 net sales by approximately $18 million had it been implemented as of January 1, 1995. OBRA '93 also eliminated, for 1994 and 1995, the provision for annual fee schedule increases based upon the consumer price index.

   The health care industry is undergoing significant change as third-party payors, such as Medicare and Medicaid and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In an effort to address the problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Some of the proposals include managed competition, global budgeting and price controls. Although the Clinton Administration's health care reform proposal was not enacted, such a proposal or other proposals may be considered in the future. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors may occur as well. The Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

   Also, in recent years there has been a significant shift away from traditional, fee-for-service medicine to managed-cost health care. Managed care providers typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. In addition, managed care providers have used capitated payment contracts which function to shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For competitive reasons, the Company has continued to expand its share of this market sector, which has resulted in declines in test utilization and per-test revenue. The Company cannot predict if it will experience additional declines in test utilization or per-test revenue in the future as a result of managed care growth or otherwise.

Year Ended December 31, 1995 compared with Year Ended December 31,
------------------------------------------------------------------
1994.
----
   Net sales increased by $559.5 million to $1,432.0 million in 1995, an increase of 64.1% from $872.5 million reported in 1994. Net sales from the inclusion of Roche Biomedical Laboratories, Inc. ("RBL"), which was acquired on April 28, 1995 (the "Merger"), increased net sales by approximately $514.7 million or 59.0%. Also, net sales from the inclusion of Allied Clinical Laboratories, Inc. ("Allied"), which was acquired on June 23, 1994, increased net sales by approximately $56.6 million or 6.5%. Growth in new accounts and acquisitions of small clinical laboratory companies increased net sales by approximately 8.6% and 2.8%, respectively. Lower utilization of laboratory testing and price erosion in the industry as a whole decreased net sales by approximately 5.0%. A reduction in Medicare fee schedules from 84% to 80% of the national limitation amounts on January 1, 1995, plus changes in reimbursement policies of various third-party payors, reduced net sales by approximately 1.5%. Other factors, including accounts terminated by management, comprised the remaining reduction in net sales.

   Cost of sales, which includes primarily laboratory and distribution costs, increased to $1,024.3 million in 1995 from $597.0 million in 1994. Of the $427.3 million increase, approximately $368.8 million was due to the inclusion of the cost of sales of RBL and approximately $44.8 million was due to the inclusion of the cost of sales of Allied. Cost of sales increased by approximately $26.1 million due to higher testing volume unrelated to the Merger or acquisition of Allied and approximately $4.5 million due to increases in other expenses. Reductions in compensation and benefit expense of $9.2 million, insurance of $4.8 million, and other expense categories of $2.9 million decreased cost of sales an aggregate of approximately $16.9 million. These decreases resulted from the consolidation of operations as a result of the Merger and the Company's on-going cost-reduction program. As a percentage of net sales, cost of sales increased to 71.5% in 1995 from 68.4% in 1994. The increase in the cost of sales percentage primarily resulted from a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provided little corresponding reduction in costs.

   Selling, general and administrative expenses increased to $238.5 million in 1995 from $149.3 million in 1994, an increase of $89.2 million. Approximately $74.3 million of the increase was due to the inclusion of the selling, general and administrative expenses of RBL and approximately $7.7 million due to the inclusion of the selling, general and administrative expenses of Allied. In the fourth quarter of 1995, the Company recorded an additional $15.0 million of provision for doubtful accounts which reflects the Company's determination, based on trends that became evident in the fourth quarter, that additional reserves were needed primarily to cover potentially lower collection rates from several third-party payors. The increase in selling, general and administrative expenses was partially offset by decreases in other expense categories, including reductions in selling expenses, as a result the elimination of duplicative functions in connection with the Merger and the Company's on-going cost-reduction program. Before the increase to the provision for doubtful accounts, selling, general and administrative expenses as a percentage of net sales was 15.6% in 1995 and 17.1% in 1994. The decrease in the selling, general and administrative percentage primarily resulted from reductions in expenses as discussed above.

   Management expects net sales to continue to grow through strategic acquisitions and the addition of new accounts, although there can be no assurance that the Company will experience such growth. A reduction in Medicare fee schedules, pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), to 76% of the median fee amounts, effective January 1, 1996 is expected to negatively impact net sales, cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales in the future. Management expects that price erosion and utilization declines will continue to negatively impact net sales and the results of operations for the foreseeable future. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through comprehensive cost reduction programs at each of the Company's regional laboratories, although there can be no assurance of the timing or success of such programs. Congress is also considering changes to the Medicare fee schedules in conjunction with certain budgetary bills pending in Congress. The ultimate outcome of these deliberations on pending legislation cannot be predicted at this time and management, therefore, cannot predict the impact, if any, such proposals, if enacted, would have on the results of operations of the Company. In addition, severe weather in the first two months of 1996 will negatively impact net sales and results of operations in the first quarter of 1996.

   The increase in amortization of intangibles and other assets to $27.0 million in 1995 from $16.3 million in 1994 primarily resulted from the Merger in April 1995 and the acquisition of Allied in June 1994.

   See Note 3 of the Notes to Consolidated Financial Statements which sets forth the Company's restructuring activities for the year ended December 31, 1995.

   In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 million in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that settlements will be made by the Company.

   Net interest expense was $64.1 million in 1995 compared to $33.5 million in 1994. The change resulted primarily from increased borrowings used to finance the Merger with RBL and the acquisition of Allied and, to a lesser extent, due to a higher effective borrowing rate in the first four months of 1995.

   In connection with the repayment of the Company's existing revolving credit and term loan facilities at the time of the Merger, the Company recorded an extraordinary loss from the early extinguishment of debt of approximately $13.5 million ($8.3 million net of tax) consisting of the write-off of deferred financing costs.

   As a result of the restructuring charges and extraordinary loss, the provision for income taxes as a percentage of earnings before income taxes for 1995 is not comparable to prior periods.

   As discussed above and in Notes 2, 3 and 8 of the Notes to Consolidated Financial Statements, reported results in 1995 were impacted by the extraordinary loss, restructuring charges and provision for settlements. Excluding the impact of these non-recurring items, net earnings would have increased to $42.8 million in 1995 compared to $30.1 million in 1994.

Year Ended December 31, 1994 compared with Year Ended December 31,
------------------------------------------------------------------
1993.
----
   Net sales increased by $112.0 million to $872.5 million in 1994, an increase of 14.7% over 1993. The inclusion of Allied since June

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

Liquidity and Capital Resources

   Net cash provided by operating activities (after payment of settlement and related expenses of $32.1 million and $29.8 million in 1995 and 1994, respectively) was $47.0 million and $14.7 million, respectively. Capital expenditures were $75.4 million and $48.9 million for 1995 and 1994, respectively. The Company expects capital expenditures to be approximately $65.0 million in 1996 to continue the Merger related integration, to accommodate expected growth, to further automate laboratory processes and to improve efficiency.

   On April 28, 1995, the Company completed its merger with RBL pursuant to an agreement and plan of merger dated as of December 13, 1994. The Merger was accounted for under the purchase method of accounting. See note 2 of the Notes to Consolidated Financial Statements which describes the Merger.

   The Company acquired nine small laboratory companies during 1995 for an aggregate amount of $32.0 million in cash and the recognition of $9.7 million of liabilities. These laboratories, on an annual basis, are expected to generate approximately $30.0 million in net sales. During 1994, the Company acquired eleven small laboratory companies for a total of $46.4 million in cash and the recognition of $32.9 million of liabilities.

   The Company entered into a credit agreement dated as of April
28, 1995 (the "Credit Agreement"), with the banks named therein (the "Banks") and Credit Suisse (New York Branch), as administrative agent (the "Bank Agent"), which made available to the Company a senior term loan facility of $800.0 million (the "Term Loan Facility") and a revolving credit facility of $450.0 million (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Bank Facility"). The Bank Facility provided funds for cash payment to shareholders in connection with the Merger, for the refinancing of certain existing debt of the Company and its subsidiaries and RBL, for related fees and expenses of the Merger and for general corporate purposes of the Company and its subsidiaries, in each case subject to the terms and conditions set forth in the Credit Agreement.

   The Company pays a facility fee based on the total Revolving Credit Facility commitment (regardless of usage) of 0.125% per annum. Availability of funds under the Bank Facility is conditioned on certain customary conditions, and the Credit Agreement, as amended, contains customary representations, warranties, covenants and events of default.

   The Revolving Credit Facility matures in April 2000. The Term Loan Facility matures in April 2001, with repayments in each quarter prior to maturity based on a specified amortization schedule. For as long as HLR Holdings Inc. and its affiliates' ownership of Company Common Stock (the "HLR Group Interest") remains at least 25%, the Revolving Credit Facility bears interest, at the option of the Company, at (i) Credit Suisse's Base Rate (as defined in the Credit Agreement) or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.25% and the Term Loan Facility bears interest, at the option of the Company, at (i) Credit Suisse's Base Rate (as defined in the Credit Agreement) or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.375%. In the event there is a reduction in the HLR Group Interest to below 25%, applicable interest margins will not be determined as set forth above, but instead will be determined based upon the Company's financial performance as described in the Credit Agreement. The Company's weighted average borrowing rate, including the effects of interest rate swap agreements discussed below, was 6.23% at December 31, 1995.

   At December 31, 1995, the Company was a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 million of its floating rate debt under the Term Loan Facility. The agreements effectively changed the interest rate exposure on $600.0 million of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in 1995 were not significant. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998. The estimated cost at which the Company could terminate such agreements was $9.5 million at December 31, 1995.

   On April 28, 1995, the Company borrowed $800.0 million under the Term Loan Facility and $184.0 million under the Revolving Credit Facility (i) to pay the cash payment to shareholders in connection with the Merger; (ii) to repay in full the existing revolving credit and term loan facilities of a wholly owned subsidiary of the Company of approximately $640.0 million including interest and fees; (iii) to repay approximately $50.0 million of existing indebtedness of RBL; and (iv) for other transaction costs in connection with the Merger and for use as working capital and general corporate purposes of the Company and its subsidiaries.

   See Note 3 of the Notes to Consolidated Financial Statements which sets forth the Company's restructuring activities for 1995. Future cash payments under the restructuring plan are expected to be $13.7 million over the next year and $18.0 million thereafter.

   As a result of the Merger, the Company is expected to achieve substantial savings in operating costs through the consolidation of certain operations and the elimination of redundant expenses. Such savings are expected to be realized over time as the consolidation process is completed. The Company expects to realize annualized net savings of approximately $110.0 million within two years following the Merger. The synergies expected to be realized by the Company will be derived from several sources, including corporate, general and administrative expenses, including the consolidation of administrative staff. Other reductions in sales staff where duplicate territories exist, operational savings, including the closing of overlapping laboratories and other facilities, and savings to be realized from the additional buying power of the larger Company, are expected to generate significant savings. It is also expected that savings will be realized from certain changes in employee benefits. These estimated savings are anticipated to be partially offset by a loss of existing business during the conversion process. Realization of improvements in profitability is dependent, in part, on the extent to which the revenues of the combined companies are maintained and will be influenced by many factors, including factors outside the control of the Company. There can be no assurance that the estimated cost savings described above will be realized or achieved in a timely manner or that improvements, if any, in profitability will be achieved or that such savings will not be offset by increases in other expenses.

   The Company expects that its cash needs for working capital, capital expenditures and the cash costs of the restructuring and operations of the Company after the Merger will be met by its cash flow from operations and borrowings under the Revolving Credit Facility.

Impact of Statement of Financial Accounting Standards No. 121 --
Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121")," was issued in 1995 and established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets held and used and for long-lived assets and certain indentifiable intangibles to be disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. As a result of acquisitions in recent years, the Company has signficant amounts of intangible assets. The Company is currently evaluating the impact of the implementation of SFAS No. 121.

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. If the Company were to retain its current intrinsic value based method, as allowed by SFAS 123, it will be required to disclose the pro forma effect of adopting the fair value based method. The Company anticipates adopting the pro forma disclosure method of accounting for stock-based compensation.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on Page F-1 of the Financial
Report included herein.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth as of March 15, 1996 the executive officers and directors of the Company:


        Name                                          Position
 --------------------                  -----------------------------------
James R. Maher                          Chairman of the Board and
                                          Director
Thomas P. Mac Mahon                     Vice Chairman of the Board and
                                          Director
James B. Powell, M.D.                   President, Chief Executive
                                          Officer and Director
Jean-Luc Belingard                      Director
Linda Gosden Robinson                   Director
David B. Skinner, M.D.                  Director
Andrew G. Wallace, M.D.                 Director

Timothy J. Brodnik                      Executive Vice President, Sales
                                          and Marketing
Haywood D. Cochrane, Jr.                Executive Vice President, Chief
                                          Financial Officer and Treasurer
Larry L. Leonard                        Executive Vice President
John F. Markus                          Executive Vice President,
                                          Corporate Compliance
Bradford T. Smith                       Executive Vice President, General
                                          Counsel and Secretary
David C. Weavil                         Executive Vice President and Chief
                                          Operating Officer
Robert E. Whalen                        Executive Vice President and
                                          Chief Administrative Officer
Wesley R. Elingburg                     Senior Vice President, Finance

   James R. Maher (45) has been Chairman of the Board and a Director since April 28, 1995. Prior to such date and since 1992, Mr. Maher was President, Chief Executive Officer and a Director of NHL. Since July 1995, Mr. Maher has been President and Chief Executive Officer of MAFCO Consolidated Group Inc., an affiliate of National Health Care Group ("NHCG"). NHCG owns approximately 12% of the outstanding common stock of the Company. Mr. Maher was Vice Chairman of The First Boston Corporation from 1990 to 1992 and Managing Director of The First Boston Corporation from 1982 to 1992. Mr. Maher also is a Director of First Brands Corporation.

   Thomas P. Mac Mahon (49) has served as Vice Chairman and a
Director of the Company since the Merger. Mr. Mac Mahon has been Senior Vice President of Hoffmann-La Roche Inc. since 1993 and
President of Roche Diagnostics Group and a Director and member of the

Executive Committee of Hoffmann-La Roche since 1988. Mr. Mac Mahon is also a Director of HLR. As Senior Vice President of Hoffmann-La Roche Inc. and President of Roche Diagnostics Group, Mr. Mac Mahon is responsible for the management of all United States operations of the diagnostic business of Hoffmann-La Roche. Mr. Mac Mahon is also currently a member of the Worldwide Diagnostics Executive Committee of Roche Holdings.

   James B. Powell, M.D.(57) has served as President and Chief Executive Officer and as a Director of the Company since the Merger. Previously, Dr. Powell was President of RBL from 1982 until the Merger. He is a medical doctor and became certified in anatomic and clinical pathology in 1969. Dr. Powell is a member of the management committee of the Company.

   Jean-Luc Belingard (47) has served as a Director of the Company since the Merger. Mr. Belingard is Director General of the Diagnostics Division and member of the Executive Committee of F. Hoffmann-La Roche Ltd ("F. Hoffmann-La Roche"), Basel, Switzerland, a subsidiary of Roche Holding. He joined F. Hoffmann-La Roche in 1982, and held various positions prior to being named to his current positions in 1990. His current responsibilities include the management of the worldwide diagnostic business of Roche. Mr. Belingard is also a director of Perkin-Elmer Corporation, Norwalk, Connecticut and a Foreign Trade Advisor to the French Government.

   Linda Gosden Robinson (43) has served as a Director of the Company since 1990. Ms. Robinson is Chairman and Chief Executive Officer of Robinson Lerer Sawyer Miller since 1986 and was Senior Vice President, Corporate Affairs, of Warner Cable Communications, Inc. from 1983 to 1986. She is also a Director of Revlon Group Incorporated ("Revlon Group"), an affiliate of NHCG, and of Bozell, Jacobs, Kenyon & Eckhardt, Inc. and is a trustee of New York University Medical Center.

   David B. Skinner, M.D. (60) has served as a Director of the Company since the Merger. Dr. Skinner has been President and Chief Executive Officer of New York Hospital and Professor of Surgery at Cornell Medical School since 1987. He was the Chairman of the Department of Surgery and Professor of Surgery at the University of Chicago Hospitals and Clinics from 1972 to 1987.

   Andrew G. Wallace, M.D. (61) has served as a Director of the Company since the Merger. Dr. Wallace has served as both the Dean of Dartmouth Medical School and Vice President for Health Affairs at Dartmouth College since 1987. He was the Vice Chancellor for Health Affairs at Duke University and the Chief Executive Officer of Duke Hospital from 1981 to 1987.

   Timothy J. Brodnik (48) has served as Executive Vice President, Sales and Marketing since the Merger. He joined the Company in 1971. He was appointed Executive Vice President of the Company in 1993 and was Senior Vice President from 1991 to 1993 and Vice President-Division Manager from 1979 until 1991. Mr. Brodnik oversees the Company's sales operations including managed care, business ventures/alliances and new business development. Mr. Brodnik is a member of the management committee of the Company.

   Haywood D. Cochrane, Jr. (47) has served as Executive Vice President, Chief Financial Officer and Treasurer since the Merger and has been an executive of the Company since June 1994 following the acquisition by the Company of Allied Clinical Laboratories, Inc. ("Allied"). Mr. Cochrane was President, Chief Executive Officer and a Director of Allied from its formation in 1989 until its acquisition by the Company in 1994. Mr. Cochrane serves as a Director of JDN Realty Corp., Atlanta, Georgia. Mr. Cochrane is a member of the management committee of the Company.

   Larry L. Leonard (54) has served as Executive Vice President of the Company since 1993. He joined the Company in 1978. Dr. Leonard, who holds a Ph.D degree in microbiology, was named Senior Vice President of the Company in 1991 and previously was Vice President-Division Manager. Dr. Leonard oversees major regional laboratories in Arizona, Texas and Colorado.

   John F. Markus (44) has served as Executive Vice President, Corporate Compliance since the Merger. From 1990, when he joined the Company, he has been responsible for quality, operations review, pathology/cytology, compliance and the Company's phlebotomy program. He served as Executive Vice President and Director of Compliance from 1993 and was Vice President-Managing Director from 1990 to 1993. Previously, Mr. Markus was an attorney in the law firm of Akin, Gump, Strauss, Haur and Feld in Washington, D.C. for more than five years and was a partner in such firm in 1989. Mr. Markus is a member of the management committee of the Company.

   Bradford T. Smith (42) has served as Executive Vice President, General Counsel and Secretary since the Merger. Previously, Mr. Smith served as Assistant General Counsel of HLR, Division Counsel of RBL and Assistant Secretary and member of RBL's Senior Management Committee from 1988 until April 1995. Mr. Smith served as Assistant Secretary of HLR from 1989 until the Merger and as an Assistant Vice President of HLR during 1992 and 1993. Mr. Smith is a member of the management committee of the Company.

   David C. Weavil (45) has served as Executive Vice President since the Merger and was appointed Chief Operating Officer in September 1995. Previously, Mr. Weavil served as Senior Vice President and Chief Operating Officer of RBL beginning in 1989. From 1988 through 1989, Mr. Weavil was Regional Senior Vice President-Mid-Atlantic of RBL. Prior to that, he served as Senior Vice President and Chief Financial Officer of RBL from 1982. Mr. Weavil is a member of the management committee of the Company.

   Robert E. Whalen (53) has served as Executive Vice President since the Merger. He was appointed Chief Administrative Officer in September 1995. Mr. Whalen joined the Company in 1976. He was named Executive Vice President of the Company in 1993 and was Senior Vice President from 1991 to 1993 and Vice President-Administration from 1985 to 1993. From 1979 to 1985, he was Vice President-Division Manager of the Company. Mr. Whalen oversees human resources, client service and major regional laboratories in California, Washington, Nevada and Utah. Mr. Whalen is a member of the management committee of the Company.

   Wesley R. Elingburg (39) has served as Senior Vice President, Finance since the Merger. Mr. Elingburg is responsible for the day to day supervision of the finance function of the Company, including treasury functions, and reports to the Chief Financial Officer. Previously, Mr. Elingburg served as Senior Vice President-Finance and Treasurer of RBL from 1988 through April 1995 and Assistant Vice President of Hoffmann-La Roche from 1989 until the Merger in April 1995. Mr. Elingburg is a member of the management committee of the Company.

Board of Directors and its Committees

   The Board of Directors has an Audit Committee, an Employee Benefits Committee, an Ethics and Quality Assurance Committee and a Nominating Committee. During 1994 and prior to the Merger in April 1995, the Board of Directors also had an Executive Committee.

   The Audit Committee, currently consisting of Dr. Skinner and Dr. Wallace, makes recommendations, among other things, to the Board regarding the engagement of the Company's independent auditors, reviews the plan, scope and results of the audit, reviews with the auditors and management the Company's policies and procedures with respect to internal accounting and financial controls and reviews changes in accounting policy and the scope of the non-audit services which may be performed by the Company's independent auditors. Pursuant to the Stockholder Agreement (See "Item 13: Certain Relationships and Related Transactions"), the Audit Committee is comprised entirely of Independent Directors. During 1994 and prior to the Merger in April 1995, the Audit Committee consisted of Dr. Saul J. Farber, Anne Dibble Jordan and Dr. Paul A. Marks.

   The Ethics and Quality Assurance Committee, currently consisting of Mr. Maher, Dr. Powell, Dr. Wallace and Dr. Skinner, is responsible for ensuring that the Company adopts and implements procedures that require the Company's employees to act in accordance with high ethical standards and to deliver high quality services. During 1994 and prior to the Merger, the Ethics and Quality Assurance Committee consisted of Howard Gittis, Dr. Farber and Ms. Jordan.

   The Employee Benefits Committee, currently consisting of Mr.
Belingard, Ms. Robinson and Dr. Skinner, makes recommendations to the

Board regarding compensation and benefit policies and practices and incentive arrangements for executive officers and key managerial employees of the Company. The Employee Benefits Committee also considers and grants awards under the Company's incentive plans, subject to a Special Majority Vote of the Board as described in "Item 13: Certain Relationships and Related Transactions". Pursuant to the Stockholder Agreement, the Employee Benefits Committee is comprised of a majority of Independent Directors. During 1994 and prior to the Merger, the Employee Benefits Committee consisted of Dr. Farber, Mr. Gittis, David J. Mahoney, Ms. Robinson and Dr. Samuel O. Thier.

   The Nominating Committee, currently consisting of Mr. Mac Mahon, Dr. Wallace and Ms. Robinson, is responsible for recommending the nomination of directors. Pursuant to the Stockholder Agreement, the Nominating Committee is comprised of one HLR Director and two Independent Directors and acts by a majority vote of the entire committee. During 1994 and prior to the Merger in April 1995, the Nominating Committee consisted of Ronald O. Perelman, Ms. Jordan, Ms. Robinson and Dr. Thier.

   During 1994 and prior to the Merger, the Board had an Executive Committee, consisting of Messrs. Perelman, Gittis and Maher, which was empowered to exercise all the powers and authority of the Board except as otherwise provided under applicable Delaware corporation law. The Executive Committee was dissolved immediately following the Merger.

   During 1995, the Board of Directors held seven meetings and acted five times by unanimous written consent of all members thereof, each in accordance with the Company's By-laws and applicable Delaware corporation law. The Employee Benefits Committee held two meetings; the Audit Committee held two meetings; and the Ethics and Quality Assurance Committee held one meeting in 1995. The Nominating Committee did not meet in 1995. During 1995, none of the directors attended fewer than 75% of the meetings of the Board and the committees of which he or she was a member.

Compliance With Section 16(A) Of The Exchange Act

   On the basis of reports and representations submitted by the directors and executive officers of the Company, all Forms 3, 4 and 5 showing ownership of and changes of ownership in the Company's equity securities during 1995 were timely filed with the Securities and Exchange Commission as required by Section 16(a) of the Securities and Exchange Act of 1934, except that Dr. Skinner sold 720 shares of Common Stock on December 22, 1995, which should have been reported on Form 4 but which instead was reported on Form 5 for year-end 1995.

Item 11.  EXECUTIVE COMPENSATION

   The compensation paid by the Company during the year ended
December 31, 1995 to certain executive officers is set forth below.

The executive officers named are the two who served as chief executive officer during the year, the four other most highly compensated executive officers serving at year end, and an officer who would have been one of such four had he not resigned before year end.

                         Summary Compensation Table
                                                    | Long-Term |
                                                    | Compensa- |
                                                    |   tion    |
                                Annual Compensation |  Awards   |
                                                    |           |  All
                                                    |Securities | Other
                                                    |Underlying |Compen-
                                Salary(1) Bonus(2)  |Options(3)/|sation(4)
Name and Principal Position Year   ($)       ($)    |  SARs(#)  |  ($)
--------------------------- ---- -------- -------- ------------- --------
James B. Powell, M.D.,     1995 $ 350,000 $ 367,500 |  100,000  |$      --
President and Chief        1994       --         -- |       --  |       --
Executive Officer(5)       1993       --         -- |       --  |       --
                                                    |           |
Timothy J. Brodnik,        1995   325,000   162,500 |   64,130  |  861,965
Executive Vice President,  1994   325,000   246,250 |  150,000  |    8,853
 Sales and Marketing       1993   325,000   262,500 |   50,000  |   11,334
                                                    |           |
Haywood D. Cochrane, Jr.   1995   500,000   175,000 |   50,000  |2,531,658
Executive Vice President,  1994   263,014   225,000 |  331,250  |      870
Chief Financial Officer    1993        --        -- |       --  |       --
and Treasurer(6)                                    |           |
                                                    |           |
John F. Markus,            1995   325,000   162,500 |   50,273  |  651,447
Executive Vice President,  1994   325,000   236,250 |  115,000  |    7,052
Corporate Compliance       1993   325,000   252,500 |   50,000  |    9,586
                                                    |           |
Robert E. Whalen,          1995   325,000   162,500 |   70,273  |  864,812
  Executive Vice President 1994   325,000   246,250 |  150,000  |   11,700
  and Chief Administrative 1993   323,751   262,500 |   50,000  |   14,120
  Officer                                           |           |
                                                    |           |
James R. Maher, Former     1995   333,334 1,000,000 |       --  |5,362,662
President and Chief        1994 1,000,001   450,000 |  350,000  |   20,066
Executive Officer(7)       1993 1,000,000   500,000 |       --  |   29,136
                                                    |           |
                                                    |           |
David C. Flaugh, Former    1995   312,491   187,500 |   95,273  |2,181,779
Executive Vice President   1994   499,991   375,000 |  200,000  |   14,154
and Chief Operating                                 |           |
 Officer(8)                1993   507,683   400,000 |  125,000  |   13,865

_________________________________________

(1) Includes salary paid or accrued for each indicated year.
(2) Includes bonus accrued or paid for each indicated year and other payments, excluding severance, made pursuant to employment agreements.
(3) In connection with the Merger in 1995, certain employee stock options were canceled and reissued ("Roll-Over Options") according to a formula set forth in the Merger Agreement. Roll-Over Options canceled and reissued in 1995 were 16,500 at $20.25 and 20,273 at $16.481, respectively, for
    Mr. Whalen, 11,500 at $20.25 and 14,130 at $16.481, respectively, for



    Mr. Brodnik, 16,500 at $20.25 and 20,273 at $16.481, respectively, for
    Mr. Markus, 16,500 at $20.25 and 20,273 at $16.481, respectively, for
    Mr. Flaugh.
(4) Reflects the following: (i) payment of cash and the fair value of shares of Common Stock of the Company issued for NHL employee stock options canceled in connection with the Merger at the election of each individual in 1995 of $2,348,162 for Mr. Maher, $2,494,627 for Mr. Cochrane, $853,112 for Mr.
    Whalen, $853,112 for Mr. Brodnik, $640,258 for Mr. Markus, and $1,236,026 for Mr. Flaugh; (ii) life insurance premiums of $15,566 in 1994 and $8,060 in 1993 for Mr. Maher, $30,569 in 1995 and $870 in 1994 for Mr. Cochrane, $7,200 in 1995 and 1994 and $7,044 in 1993 for Mr. Whalen, $4,353 in 1995
    and 1994 and $4,259 in 1993 for Mr. Brodnik, $2,552 in 1995 and 1994, and
    $2,511 in 1993 for Mr. Markus and $9,790 in 1995, $9,654 in 1994 and $6,790
    in 1993 for Mr. Flaugh; (iii) 401(a) and (k) contributions in 1995 of $4,500 for each individual named in the table, except Dr. Powell, contributions of $4,500 in 1994 and $7,075 in 1993 for each of Mr. Maher, Mr. Whalen, Mr. Brodnik, Mr. Markus and Mr. Flaugh; (iv) relocation expenses in 1993 for Mr. Maher of $14,001, in 1995 of $1,962 for Mr. Cochrane and $4,137 for Mr. Markus.
(5) Dr. Powell was appointed President and Chief Executive Officer effective with the Merger. Dr. Powell's salary from the date of the Merger is included herein.
(6) Mr. Cochrane's employment with the Company commenced on June 23, 1994 in connection with the acquisition of Allied.
(7) Mr. Maher resigned his position as President and Chief Executive Officer and his employment agreement was terminated with effect as of April 28, 1995. In connection with the termination of Mr. Maher's employment agreement, a termination payment of $3,000,000 was paid to him and is included under the caption "All Other Compensation."
(8) Mr. Flaugh resigned his position as Executive Vice President and Chief Operating Officer and his employment agreement was terminated with effect as of September 19, 1995. Mr. Flaugh had an employment agreement which required payment, in monthly installments, of his annual salary and bonus through December 31, 1996. Payments totaling $937,500 will be made to Mr. Flaugh through such date. This amount is included under the caption "All Other Compensation."

Stock Option Transactions in 1995

   During 1995, the following grants, excluding Roll-Over Options, were made under the 1994 Stock Option Plan for the executive officers named in the Summary Compensation Table:

                         Option/SAR Grants in 1995
                                                                       Grant
                                                                       Date
                             Individual Grants                         Value
                                    Percen-
                                    tage of
                                    Total
                                    Options/
                      Number of      SARs
                      Securities    Granted   Exercise                Grant
                      Underlying     to Em-   or Base                  Date
                      Options/SARs  ployees    Price   Expiration     Present
      Name             Granted(1)   in 1995   ($/Sh)      Date      Value ($)(2)
-------------------- ------------- --------- --------- ----------  -------------
James B. Powell, M.D.   100,000         7%      $13.00    5/08/05      $854,100

Timothy J. Brodnik       50,000         4       $13.00    5/08/05      $427,050

Haywood D. Cochrane, Jr. 50,000         4       $13.00    5/08/05      $427,050

John F. Markus           30,000         2       $13.00    5/08/05-     $256,230
                                                          9/20/05
Robert E. Whalen         50,000         4       $13.00    5/08/05      $427,050

James R. Maher               --        --       $  --       --         $     --

David C. Flaugh(3)       75,000         5       $13.00    5/08/05      $     --

(1) No tandem SARs were granted in 1995. For each grant of non-qualified options made in 1995, the exercise price is equivalent to the fair market price per share on the date of grant (as provided in the 1994 Stock Option Plan). The options vested with respect to one third of the shares covered hereby on the date of grant and an additional one third will vest on each of the first and second anniversaries of such date, subject to their earlier expiration or termination.
(2) Valuation based upon the Black-Scholes option pricing model assuming a volatility of 0.4243 (based on the weekly closing stock prices from May 1, 1995 to March 8, 1996; a risk free interest rate of 6.86% (the asking yield on the 10-year U.S. Treasury Strip maturing May 2005); and a dividend yield of 0.0%. The valuation assumptions have made no adjustments for non-transferability.
(3) As provided in the 1994 Stock Option Plan, all unexercised options owned by Mr. Flaugh were canceled on December 19, 1995, ninety days after the effective date of his resignation.

   The following chart shows, for 1995, the number of stock options exercised and the 1995 year-end value of the options held by the executive officers named in the Summary Compensation Table:


                       Aggregated Option/SAR Exercises in 1995
                        and Year-End 1995 Option/SAR Values

                                                 Number of        Value of
                                                 Securities      Unexercised
                                                 Underlying     In-the-Money
                                                 Unexercised    Options/SARs
                                                 Options/SARs    at Year-
                                                 at Year-End      End ($)(1)
                        Shares
                     Acquired on      Value      Exercisable/   Exercisable/
    Name             Exercise (#)   Realized($)  Unexercisable  Unexercisable
-------------------  ------------  -----------   -------------  -------------
James B. Powell, M.D.     0           $ 0          33,333           $ 0
                                                   66,667             0

Haywood D. Cochrane, Jr.  0             0          16,667             0
                                                   33,333             0
Robert E. Whalen          0             0          36,940             0
                                                   33,333             0

Timothy J. Brodnik        0             0          28,167             0
                                                   33,333             0

John F. Markus            0             0          30,273             0
                                                   20,000             0

James R. Maher            0             0               0             0

David C. Flaugh           0             0               0             0

_________________________________________

(1)Calculated using actual December 29, 1995 closing price per common share on the NYSE Composite Tape of $9.375

Retirement Benefits and Savings Plan

   The following table sets forth the estimated annual retirement benefits payable at age 65 to persons retiring with the indicated average direct compensation and years of credited service, on a straight life annuity basis after Social Security offset, under the Company's Employees' Retirement Plan or RBL's Employee Retirement Plan which was assumed by the Company in connection with the Merger, as supplemented by the Company's Pension Equalization Plan and RBL's Supplemental Employee Retirement Plan.

                                   Pension Plan Table
                                  James B. Powell, M.D.
                                  ---------------------
  Five year
   average
Compensation(1)   10 Years(2)  15 Years(2) 20 Years(2) 25 Years(2) 30 Years(2)
----------------  -----------  ----------  ----------- ----------  ----------
   $ 50,000        $ 7,917      $ 11,676    $ 15,434    $ 19,193    $ 19,193
    100,000         17,522        26,064      34,645      43,206      43,206
    150,000         27,522        41,084      54,645      68,206      68,206

                              Pension Plan Table
           Haywood D. Cochrane, Jr., Timothy J. Brodnik, John F. Markus
           ------------------------------------------------------------
  Five year
   average
Compensation(1) 10 Years(2) 15 Years(2) 20 Years(2) 25 Years(2)  30 Years(2)
--------------  ----------  ----------- ----------- ----------   -----------
  $ 50,000      $ 1,413      $ 2,510     $ 3,882     $ 5,528      $ 7,174
   100,000        2,626        5,021       7,764      11,056       14,348
   150,000        4,239        7,531      11,646      16,584       21,522
   200,000        5,652       10,041      15,528      22,112       28,695
   250,000        7,065       12,551      19,409      27,639       35,869
   300,000        8,477       15,061      23,291      33,167       43,043

                              Pension Plan Table
                               Robert E. Whalen
                               ------------------
 Five year
  average
Compensation(1) 10 Years(2) 15 Years(2) 20 Years(2) 25 Years(2)  30 Years(2)
--------------- ----------- ----------- ----------- -----------  -----------
  $ 50,000       $ 6,790     $ 10,184    $ 13,579    $ 16,974    $ 20,369
   100,000        16,130       24,195      32,268      40,325      48,390
   150,000        25,490       38,235      50,980      63,725      76,470
   200,000        34,850       52,275      69,700      87,125     104,550
   250,000        44,210       66,315      88,420     110,525     132,630
   300,000        53,570       80,355     107,140     133,925     160,710


(1) Highest consecutive five year average base compensation during final ten years. Compensation considered for this five year average is reflected in the Summary Compensation Table under the heading "salary." Under the Equalization Plan, a maximum of $300,000 final average compensation is considered for benefit calculation. Under the Supplemental Plan, a maximum of $150,000 final average compensation is considered for benefit calculation. No bonuses are consid-ered.

(2) Under the plans, the normal form of benefit for an unmarried participant is a life annuity with a guaranteed minimum pay-ment of ten years. Payments in other optional forms, in-cluding the 50% joint and survivor normal form for married participants, are actuarially equivalent to the normal form for an unmarried participant. The above tables are determined with regard to a life only form of payment; thus, payment using a ten year guarantee would produce a lower annual benefit.

   The Retirement Plan, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"), is a defined benefit pension plan designed to provide an employee having 30 years of credited service with an annuity equal to 52% of final average compensation less 50% of estimated individual Social Security benefits. Credited service is defined generally as all periods of employment with the Company, a participating subsidiary or with Revlon prior to 1992, or RBL after attainment of age 21 and completion of one year of service. Final average compensation is defined as average annual base salary during the five consecutive calendar years in which base salary was highest out of the last ten years prior to normal retirement age or earlier termination. The Employment Retirement Income Security Act of 1974, as amended, places certain maximum limitations upon the annual benefit payable under all qualified plans of an employer to any one individual. Such limitation for defined benefit pension plans was $120,000 for 1995 (except to the extent a larger benefit had accrued as of December 31, 1982) and 1996, and will be subject to cost of living adjustments for future years. In addition, the Tax Reform Act of 1986 limits the amount of compensation that can be considered in determining the level of benefits under qualified plans. The applicable limit for 1995 and 1996 will remain at $150,000. The Company believes that, with respect to certain employees, annual retirement benefits computed in accordance with the Retirement Plan's benefit formula may be greater than such qualified plan limitation. The Company's non-qualified, unfunded, Equalization and Supplemental Plans are designed to provide for the payment of the difference, if any, between the amount of such maximum limitation and the annual benefit that would be payable under the Retirement Plans but for such limitation.

   As of December 31, 1995, credited years of service under the retirement plans for the following individuals are for Dr. Powell-13 years, Mr. Cochrane-none, Mr. Whalen-18 years, Mr. Brodnik-23 years and Mr. Markus-4 years.

Compensation of Directors

   Effective on April 28, 1995, directors who are not receiving compensation as officers or employees of the Company are paid an annual retainer of $30,000, payable in monthly installments and a fee of $1,000 for each meeting of the Board of Directors or of any Committee thereof they attend and receive reimbursement of expenses they incur for attending any meeting. Pursuant to the Non-Employee Director Stock Plan, 50% of such annual retainer is payable in cash and 50% shall be payable in Common Stock of the Company. Prior to April 28, 1995 and during the year ended December 31, 1994, directors were paid an annual retainer of $25,000, payable in monthly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof attended.

Compensation Plans and Arrangements

   The Company has amended employment agreements with Robert E. Whalen and Timothy J. Brodnik which provide for each of them to be employed as an Executive Vice President through December 31, 1996 at an annual salary of $325,000 with an annual bonus equal to 50% of the annual salary then in effect and an additional discretionary bonus as may be awarded at the discretion of the Board of Directors. The employment agreements also provide that the duties assigned to Mr. Whalen and Mr. Brodnik will be performed primarily at the offices of the Company in San Diego, California and Fairfax County, Virginia, respectively. If the respective employment agreement is terminated by Mr. Whalen or Mr. Brodnik for certain specified reasons, including, (i) the assignment of duties materially inconsistent with the status of the office of Executive Vice President of the Company or resulting in an adverse alteration in the nature of the responsibilities associated therewith, (ii) a reduction by the Company in the annual salary or annual bonus or a failure by the Company to pay any such amount when due or (iii) a material breach of any of the terms of the employment agreement by the Company, then the Company will be required to pay, in monthly installments, (i) the annual salary and annual bonus Mr. Whalen and Mr. Brodnik would have otherwise received during the remainder of their respective employment periods and (ii) for a period of one year following the respective dates of expiration of their respective employment terms, in consideration of the performance of specified noncompetition obligations, an amount equal to one-half the annual salary at the rate in effect on the date of expiration of their respective employment terms.

   The Company has an amended employment agreement with John F. Markus which provides for him to be employed as an Executive Vice President through December 31, 1996 at an annual salary of $325,000 with an annual bonus equal to 50% of the annual salary then in effect and an additional discretionary bonus as may be awarded at the discretion of the Board of Directors. If the employment agreement is terminated by Mr. Markus for certain specified reasons, including,
(i) the assignment of duties materially inconsistent with the status of the office of Executive Vice President of the Company or resulting in an adverse alteration in the nature of the responsibilities associated therewith, (ii) a reduction by the Company in the annual salary or annual bonus or a failure by the Company to pay any such amount when due or (iii) a material breach of any of the terms of the employment agreement by the Company, then the Company will be required to pay, in monthly installments, (i) the annual salary and annual bonus Mr. Markus would have otherwise received during the remainder of his employment period and (ii) for a period of one year following the date of expiration of his employment term, in consideration of the performance of specified noncompetition obligations, an amount equal to one-half the annual salary at the rate in effect on the date of expiration his employment term.

   The Company had an amemded employment agreement with David C. Flaugh which provided for his employment as Executive Vice President and Chief Operating Officer of the Company through December 31, 1996 at an annual salary of $500,000 with an annual bonus of 50% of the annual salary then in effect and an additional discretionary bonus to be awarded at the discretion of the Board of Directors. The employment agreement also provided that the duties assigned to Mr. Flaugh would be performed primarily at the offices of the Company in San Diego County, California. If the employment agreement was terminated by Mr. Flaugh for certain specified reasons ("Good Reason") including (i) the assignment of duties materially inconsistent with Mr. Flaugh's status as Executive Vice President and Chief Operating Officer, (ii) a reduction by the Company in the annual salary or annual bonus or a failure by the Company to pay any such amount when due or (iii) a material breach of any of the terms of the employment agreement by the Company, then the Company will be required to pay, in monthly installments, (i) the annual salary Mr. Flaugh would have otherwise received during the remainder of the employment period and (ii) for a period of one year following the date of the expiration of the employment term, in consideration of the performance of specified noncompetition obligations, an amount equal to one-half the annual salary at the rate in effect on the date of expiration of the employment term. The Company had acknowledged that the change to Mr. Flaugh's position following the Merger constituted an event of Good Reason. Mr. Flaugh had agreed not to terminate his employment prior to December 31, 1995 due to his new position. However, on September 19, 1995, Mr. Flaugh decided to terminate his employment agreement and therefore the Company is required to pay in monthly installments, the amounts as described above.

Employee Benefits Committee Interlocks and Insider Participation

   The members of the Employee Benefits Committee prior to the Merger on April 28, 1995 were Saul J. Farber, M.D., Howard Gittis, David J. Mahoney, Ms. Robinson and Samuel O. Thier, M.D. Subsequent to the Merger, the members of the Employee Benefits Committee are Mr. Belingard, Ms. Robinson, and Dr. Skinner. No member of the Employee Benefits Committee is an officer or employee of the Company.

   Certain Director Relationships. Robinson Lerer Sawyer Miller, the corporate communications firm of which Ms. Robinson is President and Chief Executive Officer, performs corporate communications services for the Company. The amount paid to Robinson Lerer Sawyer Miller for services to the Company in 1995 was $151,207.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

   The following table sets forth as of February 15, 1996, the total number of shares of common stock beneficially owned, and the percent so owned, by each director of the Company who is a beneficial owner of any shares of common stock, by each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by the officers named in the summary compensation table and by all directors and officers as a group. The number of shares owned are those "beneficially owned," as determined under the rules of the Commission, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security, or pursuant to the automatic termination of power of attorney or revocation of trust, discretionary account or similar arrangement.

                                           Amount and Nature
                                            of Beneficial       Percent of
                                              Ownership           Class
                                          ------------------- -------------
Roche Holdings, Inc.                         61,329,256(1)        49.9%
15 East North Street
Dover, DE  19901

Ronald O. Perelman                           14,527,244(2)        11.8%
35 East 62nd Street
New York, NY  10021

James R. Maher                                  203,223              *
James B. Powell, M.D.                            66,667(3)           *
Haywood D. Cochrane, Jr.                        141,069(3)           *
Robert E. Whalen                                 53,607(3)           *
Timothy J. Brodnik                               47,464(3)           *
John F. Markus                                   66,256(3)           *
Jean-Luc Belingard                                1,023              *
Linda Gosden Robinson                             1,023              *
David Bernt Skinner, M.D.                         1,023              *
Andrew G. Wallace, M.D.                           1,023              *
All directors and executive                     683,525(3)           *
 officers as a group (17 persons)

_________________________________________

* Less than 1%

(1) As reported on the Schedule 13D filed with the Commission on May 8, 1995, on behalf of Roche Holdings, Inc., 49,008,538 of these shares are directly held by HLR, and 12,320,718 of these shares are directly held by Roche Holdings, Inc. Both HLR and Roche Holdings, Inc. are indirect wholly-owned subsidiaries of Roche Holding. Dr. h.c. Paul Sacher, an individual and citizen of Switzerland has, pursuant to an agreement, the power to vote a majority of the voting shares of Roche Holding.
(2) As reported in the Schedule 13G/A filed with the Commission on February 13, 1996, on behalf of Mafco Holdings Inc. ("Mafco"), all shares are owned by NHCG, an indirect wholly-owned subsidiary of Mafco. All of the capital stock of Mafco is owned by Mr. Ronald O. Perelman.

(3) Beneficial ownership by officers of the Company includes shares of common stock which such officers have the right to acquire upon the exercise of options which either are vested or which may vest within 60 days. The number of shares of common stock included in the table as beneficially owned which are subject to such options is as follows: Dr. Powell - 66,667; Mr. Cochrane - 33,334; Mr. Whalen - 53,607, Mr. Brodnik - 47,464; Mr. Markus -
    38,607; all directors and executive officers as a group (not including Mr. Flaugh, who resigned effective September 19, 1995)
    - 332,144.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Merger Agreement and The Stockholder Agreement

   In connection with the Merger, the Company, HLR, Hoffmann-La
Roche Inc. and Holdings entered into a stockholder agreement dated as of April 28, 1995 (the "Stockholder Agreement"). The Stockholder Agreement contains certain provisions relating to (i) the governance of the Company following the Merger, including but not limited to the composition of the Board of Directors, (ii) the issuance, sale and transfer of the Company's Equity Securities (as defined in the Stockholder Agreement) by the Company and Roche, (iii) the acquisition of additional Equity Securities of the Company's Equity Securities and (iv) the registration rights granted by the Company to Roche with respect to the Company's Equity Securities. A copy of the Stockholder Agreement was included as an exhibit to the current report on Form 8-K of the Company filed with the Commission on May 12, 1995 in connection with the consummation of the Merger.

   The governance provisions of the Stockholder Agreement provide, among other things, that immediately after April 28, 1995, and for a period of one year thereafter (the "Initial Period"), the Board of Directors of the Company is to be comprised of seven members, consisting of Mr. Maher, three designees of HLR (each, an "HLR Director") and three Independent Directors (as defined therein). The HLR Directors currently are Mr. Belingard, Mr. Mac Mahon and Dr. Powell. The persons nominated to serve as the Independent Directors for the Initial Period, who are Mr. Robinson, Dr. Skinner and Dr. Wallace, were required pursuant to the Stockholder Agreement to be mutually acceptable to a majority of the members of the Company's Board of Directors in office immediately prior to April 28, 1995 and to HLR. Pursuant to the Stockholder Agreement, following the Initial Period, the Board of Directors of the Company will (subject to specified exceptions) be comprised of seven members, consisting of three HLR Directors and four Independent Directors nominated by the Nominating Committee of the Board of Directors.

   The Stockholder Agreement also provides that Mr. Maher will serve as Chairman of the Board and Mr. Mac Mahon will serve as Vice Chairman of the Board of the Company for the Initial Period. Following the Initial Period, Mr. Maher will resign his Board and committee positions, Mr. Mac Mahon will become Chairman of the Board and the position of Vice Chairman will be eliminated. The Stockholder Agreement also provides that, among other things, certain actions by the Company will require approval by a majority of the HLR Directors and at least one Independent Director (a "Special Majority Vote"). Included in these items is any change in the size or composition of the Board of Directors or any committee thereof and the establishment of a new committee of the Board of Directors.

The Sharing and Call Option Agreement

   In connection with the Merger Agreement, HLR, Mafco, NHCG, and the Company entered into the Sharing and Call Option Agreement dated as of December 13, 1994 (the "Sharing and Call Option Agreement"). The Sharing and Call Option Agreement provides, among other things, that at any time after the third anniversary of the Merger, HLR or one of its affiliates (other than the Company) may exercise the right, which right may only be exercised once, to purchase all, but not less than all, the shares of Common Stock then owned by NHCG, Mafco or any of their controlled affiliates. The Sharing and Call Option Agreement provides that a member of the Investor Group will, if it elects to exercise this purchase right, pay a price per share for the shares to be purchased equal to 102% of the average closing price per share of such security as reported on the National Association of Securities Dealers, Inc. Automated Quotation System-National Market System, for the 30 trading days before the date of such exercise.

   In addition, in accordance with the Sharing and Call Option Agreement, the Company has filed with the Commission a registration statement on Form S-3 (the "Registration Statement") which has been declared effective by the Commission and includes a resale prospectus that permits NHCG (or any of its pledgees) to sell shares of Common Stock and Warrants received by NHCG in the Merger without restriction. The Company has agreed to use its best efforts to prepare and file with the Commission such post-effective amendments to the Registration Statement or other filings as may be necessary to keep such Registration Statement continuously effective for a period ending on the third anniversary of the date of the Sharing and Call Option Agreement and during such period to use its best efforts to cause the resale prospectus to be supplemented by any required prospectus supplement. The Company has also agreed to pay all the Registration Expenses (as defined therein) arising from exercise of the registration rights set forth in the Sharing and Call Option Agreement. A copy of the Sharing and Call Option Agreement was filed with the Commission by the Company as an exhibit to the Company's December 31, 1994 Form 10-K.

Registration Rights Agreement

   In addition to those registration rights granted to NHCG under the Sharing and Call Option Agreement, the Company and NHCG also are parties to a registration rights agreement dated as of April 30, 1991 (the "Registration Rights Agreement") pursuant to which the Company is obligated, upon the request of NHCG, to file registration statements ("Demand Registration Statements") from time to time with the Commission covering the sale of any shares of Common Stock owned by NHCG upon the completion of certain public offerings by the Company of shares of Common Stock in 1991. Such Demand Registration Statements may also cover the resale from time to time of any shares of Common Stock that NHCG may purchase in the open market at a time when it is deemed to be an affiliate (as such term is defined under Rule 144 under the Securities Act of 1933, as amended), and certain securities issued in connection with a combination of shares, recapitalization, reclassification, merger or consolidation, or other pro rata distribution. NHCG will also have the right to include such Common Stock and other securities in any registration statement filed by the Company for the underwritten public offering of shares of Common Stock (whether or not for the Company's account), subject to certain reductions in the amount of such Common Stock and securities if the managing underwriters of such offering determine that the inclusion thereof would materially interfere with the offering. The Company agreed not to effect any public or private sale, distribution or purchase of any of its securities which are the same as or similar to the securities covered by any Demand Registration Statement during the 15-day period prior to, and during the 45-day period beginning on, the closing date of each underwritten offering under such registration statement and NHCG agreed to a similar restriction with
respect to underwritten offerings by the Company.   NHCG's rights
under the Registration Rights Agreement are transferable as provided therein.

   Until the third anniversary of the Sharing and Call Option Agreement, when the Company's obligation to keep the Registration Statement effective expires, the registration rights granted to NHCG pursuant to the Registration Rights Agreement are substantially duplicative of those granted pursuant to the Sharing and Call Option Agreement. After such date and only to the extent that NHCG still holds shares of Common Stock or Warrants that it held as of or received in the Merger, NHCG will continue to be entitled to the registration rights described in the proceding paragraph, unless the Registration Rights Agreement has been otherwise amended or terminated.

Tax Allocation Arrangement

   Until May 7, 1991, the Company was included in the consolidated federal income tax returns, and in certain state income tax returns, of Mafco, M&F Holdings, Revlon Group and Revlon. As a result of the reduction of M&F Holdings' indirect ownership interest in the Company on May 7, 1991, the Company is no longer a member of the Mafco consolidated tax group. For periods subsequent to May 7, 1991, the Company files its own separate Federal, state and local income tax returns. Nevertheless, the Company will remain obligated to pay to M&F Holdings (or other members of the consolidated group of which M&F Holdings is a member) any income taxes the Company would have had to pay (in excess of those which it has already paid) if it had filed separate income tax returns for taxable periods beginning on or after January 1, 1985 (but computed without regard to (i) the effect of timing differences (i.e., the liability or benefit that otherwise could be deferred will be, instead, includible in the determination of current taxable income) and (ii) any gain recognized on the sale of any asset not in the ordinary course of business). In addition, despite the reduction of M&F Holdings' indirect ownership of the Company, the Company will continue to be subject under existing federal regulations to several liability for the consolidated federal income taxes for any consolidated return year in which it was a member of any consolidated group of which Mafco, M&F Holdings, Revlon Group or Revlon was the common parent. However, Mafco, M&F Holdings, Revlon Group and Revlon have agreed to indemnify the Company for any federal income tax liability (or any similar state or local income tax liability) of Mafco, M&F Holdings, Revlon Group, Revlon or any of their subsidiaries (other than that which is attributable to the Company or any of its subsidiaries) that the Company would be required to pay.

Certain Other Transactions with Roche

   The Company has certain on-going arrangements with Roche for the purchase by the Company of certain products and the licensing by the Company from Roche of certain diagnostics technologies, with an aggregate value of approximately $9.1 million in 1995. The Company provides certain diagnostic testing and support services to Roche in connection with Roche's clinical pharmaceutical trials, with an aggregate value of approximately $2.3 million in 1995. In addition, in connection with the Merger, the Company and Roche have entered into a transition services agreement for the provision by Roche to the Company of certain payroll and other corporate services for a limited transition period following the Merger. These services are charged to the Company based on the time involved and the Roche personnel providing the service. Each of these arrangements was entered into in the ordinary course of business, on an arm's length basis and on terms which the Company believes are no less favorable to it than those obtainable from unaffiliated third parties. The Company paid Roche a total of $214,597 in 1995 for these services.

Consulting Agreement

   Pursuant to a letter agreement, the Company has retained Mr. Maher as an independent contractor to provide certain consulting services to the Company for a one year period beginning from April 28, 1995. Mr. Maher is paid an annual retainer of $160,000 under this agreement.

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

    (3) Index to and List of Exhibits

        (a) Exhibits:*

        Exhibits 10.2 through 10.4 and 10.6 through 10.45 are management contracts or compensatory plans or arrangements.

       2.1 - Agreement and Plan of Merger among the Company, NHL Sub Acquisition Corp. and NHLI (incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the "Commission") on March 14, 1994, File No. 33-52655 (the "1994 S-4")).
       2.2 - Agreement and Plan of Merger dated as of May 3, 1994 of NHLI and N Acquisition Corp. (incorporated herein by reference to Exhibit (c)(1) of Schedule 14D-1 and
             Schedule 13D ("Schedule 14D-1 and Schedule 13D") filed with the Commission on May 9, 1994).
       2.3 - Agreement dated as of June 7, 1994, among N Acquisition Corp., the Company and NHLI (incorporated herein by reference to Exhibit (c)(7) of amendment No. 2 to
             Schedule 14D-1 and Schedule 13D of NHLI and N Acquisition Corp filed with the Commission on June 8,
             1994).
       2.4 - Agreement and Plan of Merger dated as of December 13, 1994 among the Company, HLR Holdings Inc., Roche Biomedical Laboratories, Inc. and (for the purposes stated therein) Hoffmann-La Roche Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 3, 1995, File No. 1-11353 (the "1994 10-K")).

      2.5 - Stock Purchase Agreement dated December 30, 1994 between Reference Pathology Holding Company, Inc. and Allied Clinical Laboratories, Inc. ("Allied") (incorporated herein by reference to the 1994 10-K).
      3.1 - Certificate of Incorporation of the Company (incorporated herein by reference to the Company's 1994 S-4).
      3.2 - By-laws of the Company (incorporated herein by reference to the Company's 1994 S-4).
      3.3 - Certificate of Incorporation of the Company (amended pursuant to a Certificate of Merger filed on April 28,
            1995) (incorporated by reference herein to the report on Form 8-K dated April 28, 1995, filed with the Commission on May 12, 1995, File No. 1-11353 (the "April 28, 1995
            Form 8-K")).
      3.4 - Amended and Restated By-Laws of the Company (incorporated herein by reference to the April 28, 1995 Form 8-K).
      4.1 - Warrant Agreement dated as of April 10, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the April 28, 1995 Form 8-K).
      4.2 - Specimen of the Company's Warrant Certificate (included in the Exhibit to the Warrant Agreement included therein as Exhibit 4.1 hereto) (incorporated herein by reference to the April 28, 1995 Form 8-K).
      4.3 - Specimen of the Company's Common Stock Certificate (incorporated herein by reference to the April 28, 1995 Form 8-K).
     10.1 - Laboratory Agreement dated February 4, 1983 between the Company and Humana of Texas, Inc. d/b/a/ Medical City Dallas Hospital (incorporated herein by reference to the Company's Registration Statement on Form S-1 filed with the Commission on May 5, 1988, File No. 33-21708).
     10.2 - National Health Laboratories Incorporated Employees' Savings and Investment Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 filed with the Commission on February 13, 1992, File No. 1-10740** (the "1991 10-K")).
     10.3 - National Health Laboratories Incorporated Employees' Retirement Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Commission on March 26, 1993, File No. 1-10740 (the "1992 10-K")).
     10.4 - National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the 1992 10-K).
     10.5 - Settlement Agreement dated December 18, 1992 between the Company and the United States of America (incorporated herein by reference to the 1992 10-K).
     10.6 - Employment Agreement dated May 1, 1991 between the Company and Robert Whalen (incorporated herein by reference to the 1991 10-K).
     10.7 - Amendment to Employment Agreement dated June 6, 1991 between the Company and Robert Whalen (incorporated herein by reference to the 1991 10-K).

     10.8 - Amendment to Employment Agreement dated January 1, 1993 between the Company and Robert Whalen (incorporated herein by reference to the 1992 10-K).
     10.9 - Amendment to Employment Agreement dated January 1, 1994 between the Company and Robert Whalen (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission on March 25, 1994, File No. 1-10790 (the "1993 10-K")).
    10.10 - Amendment to Employment Agreement dated March 1, 1994 between the Company and Robert Whalen (incorporated herein by reference to the 1993 10-K).
    10.11 - Employment Agreement dated May 1, 1991 between the Company and Larry L. Leonard (incorporated herein by reference to the 1991 10-K).
    10.12 - Amendment to Employment Agreement dated June 6, 1991 between the Company and Larry L. Leonard (incorporated herein by reference to the 1991 10-K).
    10.13 - Amendment to Employment Agreement dated January 1, 1993 between the Company and Larry L. Leonard (incorporated herein by reference to the 1992 10-K).
    10.14 - Amendment to Employment Agreement dated January 1, 1994 between the Company and Larry L. Leonard (incorporated herein by reference to the 1993 10-K).
    10.15 - Amendment to Employment Agreement dated March 1, 1994 between the Company and Larry L. Leonard (incorporated herein by reference to the 1993 10-K).
    10.16 - Employment Agreement dated May 1, 1991 between the Company and Timothy Brodnik (incorporated herein by reference to the 1991 10-K).
    10.17 - Amendment to Employment Agreement dated June 6, 1991 between the Company and Timothy Brodnik (incorporated herein by reference to the 1991 10-K).
    10.18 - Amendment to Employment Agreement dated January 1, 1993 between the Company and Timothy Brodnik (incorporated herein by reference to the 1992 10-K).
    10.19 - Amendment to Employment Agreement dated January 1, 1994 between the Company and Timothy Brodnik (incorporated herein by reference to the 1993 10-K).
    10.20 - Amendment to Employment Agreement dated March 1, 1994 between the Company and Timothy Brodnik (incorporated herein by reference to the 1993 10-K).
    10.21 - Employment Agreement dated January 1, 1991 between the Company and David C. Flaugh (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 filed with the Commission on March 14, 1991, File No. 1-10740** (the "1990 10-K")).
    10.22 - Amendment to Employment Agreement dated April 1, 1991 between the Company and David C. Flaugh (incorporated herein by reference to the 1991 10-K).
    10.23 - Amendment to Employment Agreement dated June 6, 1991 between the Company and David C. Flaugh (incorporated herein by reference to the 1991 10-K).
    10.24 - Amendment to Employment Agreement dated January 1, 1993 between the Company and David C. Flaugh (incorporated herein by reference to the 1992 10-K).

    10.25 - Amendment to Employment Agreement dated April 1, 1994 between the Company and David C. Flaugh (incorporated herein by reference to the 1994 10-K).
    10.26 - Employment Agreement dated January 1, 1991 between the Company and W. David Slaunwhite (incorporated herein by reference to the 1990 10-K).
    10.27 - Amendment to Employment Agreement dated April 1, 1991 between the Company and David Slaunwhite (incorporated herein by reference to the 1991 10-K).
    10.28 - Amendment to Employment Agreement dated June 6, 1991 between the Company and David Slaunwhite (incorporated herein by reference to the 1991 10-K).
    10.29 - Amendment to Employment Agreement dated January 1, 1993 between the Company and W. David Slaunwhite (incorporated herein by reference to the 1992 10-K).
    10.30 - Amendment to Employment Agreement dated January 1, 1994 between the Company and W. David Slaunwhite (incorporated herein by reference to the 1993 10-K).
    10.31 - Amendment to Employment Agreement dated March 1, 1994 between the Company and W. David Slaunwhite (incorporated herein by reference to the 1993 10-K).
    10.32 - Employment Agreement dated January 1, 1991 between the Company and John Markus (incorporated herein by reference to the 1990 10-K).
    10.33 - Amendment to Employment Agreement dated April 1, 1991 between the Company and John Markus (incorporated herein by reference to the 1991 10-K).
    10.34 - Amendment to Employment Agreement dated June 6, 1991 between the Company and John Markus (incorporated herein by reference to the 1991 10-K).
    10.35 - Amendment to Employment Agreement dated January 1, 1993 between the Company and John F. Markus (incorporated herein by reference to the 1992 10-K).
    10.36 - Amendment to Employment Agreement dated January 1, 1994 between the Company and John F. Markus (incorporated herein by reference to the 1993 10-K).
    10.37 - Amendment to Employment Agreement dated March 1, 1994 between the Company and John F. Markus (incorporated herein by reference to the 1993 10-K).
    10.38 - Employment Agreement dated as of June 23, 1994 between the Company and Haywood D. Cochrane, Jr. (incorporated herein by reference to the 1994 10-K).
    10.39 - Amendment dated as of April 28, 1995 to the Employment Agreement dated as of January 1, 1991, as amended on April 1, 1991, June 6, 1991 January 1, 1993 and April 1, 1994, between La Jolla Management Corp., a Delaware corporation and David C. Flaugh (incorporated herein by reference to the April 28, 1995 Form 8-K).
    10.40 - Amendment dated as of September 19, 1995 to the Employment Agreement dated as of January 1, 1991, as amended on April 1, 1991, June 6, 1991, January 1, 1993, April 1, 1994 and April 28, 1995, between La Jolla Management Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, and David C. Flaugh. (Incorporated by reference herein to the report on Form 8-K dated September 19, 1995, filed with the Commission on September 21, 1995).

    10.41 - National Health Laboratories 1988 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-35782) filed with the Commission on July 9, 1990 (the "1990 S-1")).
    10.42 - National Health Laboratories 1994 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Commission on August 12, 1994, File No. 33-55065).
    10.43 - Laboratory Corporation of America Holdings Performance Unit Plan (incorporated by reference to Annex II of the Company's 1995 Annual Proxy Statement filed with the Commission on August 17, 1995 (the "1995 Proxy")).
    10.44 - Laboratory Corporation of America Holdings Annual Bonus Incentive Plan (incorporated by reference to Annex III of the 1995 Proxy).
    10.45*- Letter Agreement dated July 17, 1995 between the Company and James R. Maher.
    10.46 - Tax Allocation Agreement dated as of June 26, 1990 between MacAndrews & Forbes Holding Inc., Revlon Group Incorporated, New Revlon Holdings, Inc. and the subsidiaries of Revlon set forth on Schedule A thereto (incorporated herein by reference to the 1990 S-1).
    10.47 - Loan Agreement dated August 1, 1991 among the Company, Frequency Property Corp. and Swiss Bank Corporation, New York Branch (incorporated herein by reference to the 1991 10-K).
    10.48 - Sharing and Call Option Agreement dated as of December 13, 1994 among HLR Holdings Inc., Roche Biomedical Laboratories, Inc., Mafco Holdings Inc., National Health Care Group, Inc. and (for the purposes stated therein) the Company (incorporated by reference herein to the 1994 10-K).
    10.49 - Stockholder Agreement dated as of April 28, 1995 among the Company, HLR Holdings Inc., Hoffmann-La Roche Inc. and Roche Holdings, Inc. (incorporated herein by reference to the April 28, 1995 Form 8-K).
    10.50 - Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the April 28, 1995 Form 8-K).
    10.51 - Credit Agreement dated as of April 28, 1995, among the Company, the banks named therein, and Credit Suisse (New York Branch), as Administrative Agent (incorporated herein by reference to the April 28, 1995 Form 8-K).
    10.52 - First Amendment to Credit Agreement dated as of September 8, 1995 among the Company, the banks named therein, and Credit Suisse (New York Branch), as Administrative Agent. (incorporated by reference herein to the Company's Quarter's Report on Form 10-Q for the quarter ended September 30, 1995 filed with the Commission on November 14, 1995, File No. 1-11353)
    10.53 - Laboratory Corporation of America Holdings 1995 Stock Plan for Non-Employee Directors (incorporated by reference herein to the report of Form S-8 dated September 26, 1995, filed with the Commission on September 26, 1995).

    10.54*- Second Amendment to Credit Agreement dated as of
            February 16, 1996 the Company, the banks named therein, and Credit Suisse (New York Branch), as Administrative Agent.

     21.1 - List of Subsidiaries of the Company (incorporated by reference to the April 28, 1995 Form 8-K).

     23.1*- Consent of KPMG Peat Marwick LLP.

     24.1*- Power of Attorney of James R. Maher.
     24.2*- Power of Attorney of Thomas P. Mac Mahon
     24.3*- Power of Attorney of Jean-Luc Belingard
     24.4*- Power of Attorney of Linda Gosden Robinson.
     24.5*- Power of Attorney of David B. Skinner
     24.6*- Power of Attorney of Andrew G. Wallace, M.D.

     27   - Financial Data Schedule (electronically filed version
            only).
     28.1 - Form of Collateral Agency Agreement (Bank Obligations) (incorporated herein by reference to Amendment No. 1 to the 1990 S-1 filed with the Commission on July 27, 1990, File No. 33-35785).

(b) Reports on Form 8-K

    A current report on Form 8-K dated February 13, 1996 was filed on February 20, 1996 in connection with the Company's press release dated February 13, 1996 announcing operating results of the Registrant for the year ended December 31, 1995 as well as certain other information.

------------------------
* Filed herewith.
**Previously filed under File No. 0-17031 which has been corrected to File No. 1-10740.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LABORATORY CORPORATION OF AMERICA HOLDINGS
                                         Registrant


                                      By:/s/ JAMES B. POWELL
                                         --------------------------------
                                        James B. Powell, M.D.
                                        President and Chief Executive Officer


                                      By:/s/ HAYWOOD D. COCHRANE, JR.
                                         --------------------------------
                                        Haywood D. Cochrane, Jr.
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer


                                      By:/s/ WESLEY R. ELINGBURG
                                         --------------------------------
                                        Wesley R. Elingburg
                                        Senior Vice President - Finance
                                        (Principal Accounting Officer)



Dated:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 29, 1996 in the capacities indicated.

Signature                                               Title
---------                                             -----------

/s/ JAMES R. MAHER*                                    Director
--------------------------
(James R. Maher)


/s/ THOMAS P. MAC MAHON*                               Director
--------------------------
(Thomas P. MacMahon)


/s/ JEAN-LUC BELINGARD*                                Director
--------------------------
(Jean-Luc Belingard)


/s/ LINDA GOSDEN ROBINSON*                             Director
--------------------------
(Linda Gosden Robinson)


/s/ DAVID B. SKINNER*                                  Director
--------------------------
(David B. Skinner)


/s/ ANDREW G. WALLACE, M.D.*                           Director
--------------------------
(Andrew G. Wallace, M.D.)





---------------------
* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.



                                      By:/s/ BRADFORD T. SMITH
                                          -------------------------
                                        Bradford T. Smith
                                        Attorney-in-fact

                    LABORATORY CORPORATION OF AMERICA HOLDINGS

                            INDEX TO FINANCIAL STATEMENTS
                                   AND SCHEDULE



                                                                   Page
                                                                  -----
Independent Auditors' Report                                       F-2

Financial Statements:

  Consolidated Balance Sheets as of
    December 31, 1995 and 1994                                     F-3

  Consolidated Statements of Operations for
    each of the years in the three-year
    period ended December 31, 1995.                                F-4

  Consolidated Statements of Stockholders'
    Equity for each of the years in the
    three-year period ended December 31, 1995                      F-5

  Consolidated Statements of Cash Flows for
    each of the years in the three-year
    period ended December 31, 1995.                                F-6

  Notes to Consolidated Financial Statements                       F-8

Financial Statement Schedule:

  II - Valuation and Qualifying Accounts and Reserves             F-28

                   INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Laboratory Corporation of America Holdings:

     We have audited the consolidated financial statements of Laboratory Corporation of America Holdings and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                      KPMG Peat Marwick LLP



Raleigh, North Carolina
February 16, 1996

            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Millions, except per share data)
                                                         December 31,
                                                    ---------------------
                                                      1995          1994
                                                    --------     --------
ASSETS
Current assets:
  Cash and cash equivalents                        $    16.4    $    26.8
  Accounts receivable, net                             425.6        205.4
  Inventories                                           53.7         20.1
  Prepaid expenses and other                            19.0          8.3
  Deferred income taxes                                 63.3         29.4
  Income taxes receivable                               21.9          3.0
                                                    --------     --------
 Total current assets                                  599.9        293.0

Property, plant and equipment, net                     304.8        140.1
Intangible assets, net                                 916.7        551.9
Other assets, net                                       15.8         27.7
                                                    --------     --------
                                                   $ 1,837.2    $ 1,012.7
                                                    ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   106.2    $    44.3
  Accrued expenses and other                           168.9         92.8
  Current portion of long-term debt                     70.8         39.0
  Current portion of accrued
    settlement expenses                                  4.6         26.7
                                                    --------     --------
Total current liabilities                              350.5        202.8

Revolving credit facility                              218.0        213.0
Long-term debt, less current portion                   712.5        341.0
Capital lease obligation                                 9.6          9.8
Deferred income taxes                                    5.1         20.6
Other liabilities                                      129.9         59.5

Stockholders' equity:
  Preferred stock, $0.10 par value;
    10,000,000 shares authorized;
    none issued                                          --            --
  Common stock, $0.01 par value;
    220,000,000 shares authorized;
    122,908,722 and 84,761,817 shares
    issued and outstanding at
    December 31, 1995 and 1994, respectively             1.2          0.8
Additional paid-in capital                             411.0        153.5
Retained earnings (accumulated deficit)                 (0.6)        11.7
                                                    --------     --------
Total stockholders' equity                             411.6        166.0
                                                    --------     --------
                                                   $ 1,837.2    $ 1,012.7
                                                    ========     ========

              See notes to consolidated financial statements.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Millions, except per share data)
                                             Years Ended December 31,
                                       ---------------------------------
                                         1995        1994         1993
                                       --------    -------      --------
Net Sales                               $1,432.0    $ 872.5      $ 760.5

Cost of sales                            1,024.3      597.0        444.5
                                        --------    -------      -------
Gross profit                               407.7      275.5        316.0

Selling, general and
  administrative expenses                  238.5      149.3        121.4

Amortization of intangibles
  and other assets                          27.0       16.3          9.1

Restructuring charges                       65.0       --           --

Provision for settlements                   10.0       --           --
                                        --------    -------      -------
Operating income                            67.2      109.9        185.5

Other income (expenses):
  Litigation settlement and
    related expenses                        --        (21.0)        --
  Other gains and expenses,
    net                                     --         --           15.3
 Investment income                           1.4        1.0          1.2
  Interest expense                         (65.5)     (34.5)       (10.9)
                                        --------    -------      -------
Earnings before income taxes
    and extraordinary loss                   3.1       55.4        191.1

Provision for income taxes                   7.1       25.3         78.4
                                        --------    -------      -------
Earnings (loss) before extraordinary
    loss                                    (4.0)      30.1        112.7
Extraordinary loss from early
    extinguishment of debt, net of
    income tax benefit of $5.2              (8.3)      --           --
                                        ---------   --------     -------
Net earnings (loss)                      $ (12.3)   $  30.1      $ 112.7
                                        =========   ========     =======
Earnings (loss) per common share:
 Earnings (loss) per common share
    before extraordinary item            $ (0.03)   $  0.36      $  1.26
 Extraordinary loss per common share       (0.08)        --           --
                                        --------    -------      -------
Net earnings (loss) per common share     $ (0.11)   $  0.36      $  1.26
                                        ========    =======      =======
Dividends per common share               $   --     $  0.08      $  0.32
                                        ========    =======      =======

               See notes to consolidated financial statements.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Dollars in Millions, except per share data)

                        Common
                         Stock                        Minimum
                         $0.01  Additional            Pension
                          Par    Paid-in   Retained  Liability  Treasury
                         Value   Capital   Earnings  Adjustment   Stock
                       -------- ---------- --------- ---------- --------
Balance, January 1, 1993   $1.0  $225.9     $117.5     $ --     $(131.9)

  Net earnings              --      --       112.7       --         --
  Exercise of stock options --      0.4        --        --         --
  Dividends to stockholders --      --       (28.2)      --         --
  Acquisition of treasury
    stock                   --      --         --        --      (154.2)
  Adjustment for minimum
    pension liability       --      --         --       (2.4)       --
                          -----  ------    -------    -------   -------
Balance, December 31, 1993  1.0   226.3      202.0      (2.4)    (286.1)

  Net earnings              --      --        30.1       --         --
  Exercise of stock options --      0.1        --        --         --
  Dividends to stockholders --      --        (6.8)      --         --
  Retirement of treasury
    stock                  (0.2)  (72.3)    (213.6)      --       286.1
  Adjustment for minimum
    pension liability       --      --         --        2.4        --
  Other                     --     (0.6)       --        --         --
                          -----  ------    -------    -------   -------
Balance, December 31, 1994  0.8   153.5       11.7       --         --

  Net loss                  --      --       (12.3)      --         --
  Exercise of stock options --      0.2        --        --         --
  Cancellation of stock
     options                --      6.9        --        --         --
  Distribution to
     stockholders          (0.2) (474.5)       --        --         --
  Issuance of common stock  0.6   674.6        --        --         --
  Issuance of warrants      --     51.0        --        --         --
  Other                     --     (0.7)       --        --         --
                          -----  ------    -------    -------   -------
Balance, December 31, 1995 $1.2  $411.0      $(0.6)    $ --       $ --
                          =====  ======    =======    =======   =======

                See notes to consolidated financial statements.

            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollars in Millions, except per share data)

                                               Years Ended December 31,
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                          $ (12.3)  $ 30.1   $ 112.7
Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization             72.4     44.4      32.2
      Restructuring charges                     65.0      --        --
      Extraordinary loss, net of
        income tax benefit                       8.3      --        --
      Provision for doubtful accounts,
        net                                     12.4     (1.4)      0.2
      Provision for settlements and
       related expenses                         10.0     21.0       --
      Other gains and expenses, net              --        --     (15.3)
    Change in assets and liabilities,
        net of effects of acquisitions:
        Increase in accounts receivable        (58.6)   (54.0)    (35.8)
        Decrease(increase)in inventories         5.1     (0.9)     (0.9)
        Decrease(increase)in prepaid
          expenses and other                     1.0      5.1      (2.5)
        Decrease(increase)in deferred
          income taxes, net                    (21.6)    11.0      19.1
        Decrease(increase)in income
          taxes receivable                     (11.7)     5.5       6.5
        Increase(decrease)in accounts
          payable, accrued expenses
          and other                             27.9    (13.1)      1.5
        Payments for restructuring
        charges                                (13.4)     --        --
        Payments for settlement and
          related expenses                     (32.1)   (29.8)    (55.8)
        Other, net                              (5.4)    (3.2)     (4.7)
                                             --------  -------  --------
  Net cash provided by operating
    activities                                  47.0     14.7      57.2
                                             --------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (75.4)   (48.9)    (33.6)
  Proceeds from sale of subsidiary               --      10.1       --
  Acquisitions of businesses                   (39.6)  (254.8)    (78.2)
  Restricted investment                          --       --        0.8
  Other gains and expenses, net                  --       --       15.3
                                             --------  -------  --------
  Net cash used for investing
    activities                                (115.0)  (293.6)    (95.7)
                                             --------  -------  --------
                                 (continued)


           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                (Dollars in Millions, except per share data)

                                               Years Ended December 31,
                                             ---------------------------
                                               1995      1994     1993
                                             --------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit
    facilities                               $ 308.0   $ 308.0  $ 342.0
  Payments on revolving credit
    facilities                                (303.0)   (373.0)  (139.0)
  Proceeds from long-term debt                 800.0     400.0      --
  Payments on long-term debt                  (446.7)    (20.0)     --
  Deferred payments on acquisitions            (12.9)     (7.6)    (1.9)
  Purchase of treasury stock                     --        --    (154.2)
  Dividends paid on common stock                 --      (13.6)   (29.0)
  Distribution to stockholders                (474.7)      --       --
  Cash received for issuance of common
    stock                                      135.7       --       --
  Cash received for issuance of warrants        51.0       --       --
  Proceeds from exercise of stock options        0.2       0.1      0.4
  Other                                          --       (0.5)    (0.9)
                                             --------  -------  --------
  Net cash provided by
    financing activities                        57.6     293.4     17.4
                                             --------  -------  --------
  Net increase (decrease) in cash
    and cash equivalents                       (10.4)     14.5    (21.1)
  Cash and cash equivalents at
    beginning of year                           26.8      12.3     33.4
                                             --------  -------  --------
  Cash and cash equivalents at
    end of year                              $  16.4   $  26.8  $  12.3
                                             ========  =======  ========
Supplemental schedule of cash
  flow information:
    Cash paid during the period for:
      Interest                               $  58.6   $  34.2  $   8.4
      Income taxes                              27.2      14.8     59.6

Disclosure of non-cash financing
  and investing activities:
    Dividends declared and unpaid on
  common stock                               $   --    $   --   $   6.8
Common stock issued in connection
      with acquisition                         539.5       --       --
    Common stock issued in connection
      with the cancellation of employee
      stock options                              6.9       --       --
In connection with business
  acquisitions, liabilities were
  assumed as follows:
    Fair value of assets acquired            $ 777.7   $ 399.4  $ 106.9
    Cash paid                                  (39.6)   (254.8)   (78.2)
    Stock issued                              (539.5)      --       --
                                             --------  -------  --------
    Liabilities assumed                      $ 198.6   $ 144.6  $  28.7
                                             ========  =======  ========

                See notes to consolidated financial statements.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

   The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its subsidiaries ("Company") after elimination of all material intercompany accounts and transactions. Prior to April 28, 1995, the Company's name was National Health Laboratories Holdings Inc. ("NHL"). On April 28, 1995, following approval at a special meeting of the stockholders of the Company, the name of the Company was changed to Laboratory Corporation of America Holdings.

Cash Equivalents:

   Cash equivalents (primarily investments in money market funds, time deposits and commercial paper which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market.

Inventories:

   Inventories, consisting primarily of laboratory supplies, are stated at the lower of cost (first-in, first-out) or market.

Financial Instruments:

   Interest rate swap agreements, which are used by the Company in the management of interest rate exposure, are accounted for on an accrual basis. Amounts to be paid or received under such agreements are recognized as interest income or expense in the periods in which they accrue.

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

                                                          Years
                                                         -------
Buildings and building improvements                       35-40
Machinery and equipment                                    3-10
Furniture and fixtures                                     5-10

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
               (Dollars in Millions, except per share data)

   Leasehold improvements and assets held under capital leases are amortized over the shorter of their estimated lives or the period of the related leases. Expenditures for repairs and maintenance charged against earnings in 1995, 1994 and 1993 were $27.5, $16.5 and $10.8, respectively.

Intangible Assets:

  Intangible assets, consisting of goodwill, net of amortization, of $700.1 and $417.0 at December 31, 1995 and 1994, respectively, and other intangibles (i.e., customer lists and non-compete agreements), net of amortization, of $216.6 and $134.9 at December 31, 1995 and 1994, respectively, are being amortized on a straight-line basis over a period of 40 years and 3-25 years, respectively. Total accumulated amortization for intangible assets aggregated $87.4 and $60.8 at December 31, 1995 and 1994, respectively. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangibles' balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of intangible asset impairment, if any, is measured based on projected undiscounted future operating cash flows.

Fair Value of Financial Instruments:

   Statement of Financial Accounting Standards No. 107, "Disclosures
About Fair Value of Financial Instruments", requires that fair values be disclosed for most of the Company's financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values. The carrying amount of the revolving credit facility and long-term debt are considered to be representative of their respective fair values as their interest rates are based on market rates.

Concentration of Credit Risk:

   Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's clients as well as their dispersion across many different geographic regions.

Revenue Recognition:

   Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for differences between the amounts billed

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
             (Dollars in Millions, except per share data)

and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement. In 1995, 1994 and 1993, approximately 28%, 35% and 41%, respectively, of the Company's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

Income Taxes:

   The Company accounts for income taxes under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Common Share:

   For the years ended December 31, 1995, 1994 and 1993, earnings per common share is calculated based on the weighted average number of shares outstanding during each year (110,579,096, 84,754,183 and 89,438,764 shares, respectively).

Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Reclassifications:

   Certain amounts in the prior years' financial statements have been reclassified to conform with the 1995 presentation.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
             (Dollars in Millions, except per share data)

2.MERGER AND ACQUISITIONS

   On April 28, 1995, the Company completed its merger with Roche
Biomedical Laboratories, Inc. ("RBL") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of December 13, 1994 (the "Merger").

   Pursuant to the Merger Agreement, each outstanding share of common stock, par value $0.01 per share of the Company ("Common Stock") (other than as provided in the Merger Agreement), was converted (the "Share Conversion") into (i) 0.72 of a share of Common Stock of the Company and
(ii) a distribution of $5.60 in cash per share, without interest. The aggregate number of shares issued and outstanding following the Share Conversion was 61,041,159. Also, an aggregate of 538,307 shares of Common Stock were issued in connection with the cancellation of certain employee stock options.

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

   The Company also made a distribution (the "Warrant Distribution") to holders of record as of April 21, 1995, of 0.16308 of a warrant per outstanding share of Common Stock, each such warrant representing the right to purchase one newly issued share of Common Stock for $22.00 (subject to adjustment) on April 28, 2000 (each such warrant, a "Warrant"). Approximately 13,826,000 Warrants were issued in the Warrant Distribution (including fractional Warrants, which were not distributed, but were liquidated in sales on the New York Stock Exchange and the proceeds thereof distributed to such stockholders).

   In addition, pursuant to the Merger Agreement on April 28, 1995 the Company issued to Hoffmann-La Roche Inc. ("Roche"), for a purchase price of approximately $51.0, 8,325,000 Warrants (the "Roche Warrants") to purchase shares of Common Stock, which Warrants have the terms described above.

   The aggregate cash consideration of approximately $474.7 paid to stockholders of the Company in the Merger was financed from three sources: a cash contribution (the "Company Cash Contribution") of approximately $288.0 out of the proceeds of borrowings under the credit agreement (as described in note 9), a cash contribution made

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
             (Dollars in Millions, except per share data)

by HLR to the Company in the amount of approximately $135.7 and the proceeds from the sale and issuance of the Roche Warrants.

   The exchange consideration of approximately $558.0 for the purchase of RBL consisted of the value of the stock issued to HLR and Roche Holdings, Inc., as well as other cash costs of the Merger, net of cash received from HLR. The Merger has been accounted for under the purchase method of accounting; as such RBL's assets and liabilities were recorded at their estimated fair values on the date of acquisition. The exchange consideration exceeded the fair value of acquired net tangible assets by approximately $371.9. RBL's results of operations have been included in the Company's results of operations since April 28, 1995.

   The Company acquired Allied Clinical Laboratories, Inc. ("Allied") as a wholly owned subsidiary on June 23, 1994, for approximately $191.5 in cash, $185.0 of which was borrowed under a revolving credit facility, plus the assumption of $24.0 of Allied indebtedness and the recognition of approximately $5.0 of Allied net liabilities (the "Allied Acquisition"). The Allied Acquisition was accounted for using the purchase method of accounting; as such, Allied's assets and liabilities were recorded at their fair values on the date of acquisition. The purchase price exceeded the fair value of acquired net tangible assets by approximately $220.5. Allied's results of operations have been included in the Company's results of operations since June 23, 1994.

     The following table provides unaudited pro forma operating results as if the Merger and the acquisition of Allied had been completed at the beginning of each of the periods presented. The pro forma information does not include the restructuring charges and the extraordinary item related to the Merger. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of future operating results.

                                                   Year Ended
                                                  December 31,
                                             ---------------------
                                                1995        1994
                                             ---------------------
      Net sales                              $ 1,678.6   $ 1,692.6
      Net earnings                                48.9        71.3
      Net earnings per common share          $    0.40   $    0.58

   During 1995, the Company also acquired nine small clinical laboratory companies for an aggregate purchase price, including assumption of liabilities, of $41.7. During 1994 and 1993, the Company acquired eleven and thirty-four laboratories, respectively, for an aggregate purchase price, including assumption of liabilities, of $79.3 and $106.9, respectively. The acquisitions were accounted

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in Millions, except per share data)

for as purchase transactions. The excess of cost over the fair value of net tangible assets acquired during 1995, 1994 and 1993 was $28.2, $72.1, and $100.1, respectively, which is included under the caption "Intangible assets, net" in the accompanying consolidated balance sheets. The consolidated statements of operations reflect the results of operations of these purchased businesses from their dates of acquisition.

3.RESTRUCTURING CHARGES

   Following the Merger, the Company determined that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. In addition, the Company decided to downsize certain finance and administrative positions in La Jolla, California in order to eliminate duplicative functions.

   Under the restructuring plan, the Company recorded a restructuring charge of $65.0 in the second quarter of 1995. The charge includes approximately $24.2 to reduce the workforce by approximately 2,200 individuals. The plan includes a reduction of approximately 1,520 laboratory operations personnel, approximately 80 sales and marketing personnel and approximately 600 finance and administrative personnel both at laboratory locations and in La Jolla, California.

   Approximately $21.3 of the restructuring charges consist of the reduction of certain assets to their net realizable values and primarily consists of the write-off of approximately $17.7 of leasehold improvements on facilities to be closed or significantly downsized.

   Lease and other facility obligations accounted for approximately $19.5 of the restructuring charge, including the future minimum lease payments and expenses from the estimated closing or downsizing date to the end of the contractual lease term for facilities to be significantly downsized or closed.

   As of December 31, 1995, three facilities have either been closed or significantly downsized. In addition, certain duplicative functions in La Jolla, California were eliminated. As of December 31, 1995, the net reduction in the total workforce was approximately 800 employees. The Company expects that a substantial portion of the remaining restructuring will be completed in 1996 with the remainder completed in early 1997. The Company believes that the remaining liabilities are sufficient to complete such restructuring activities.

            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (Dollars in Millions, except per share data)


   The following represents the Company's restructuring activities for the period indicated:

                                      Asset          Lease and
                      Severance    revaluations    other facility
                        Costs     and write-offs     obligations      Total
                   ------------  ---------------  -----------------  ---------
Balance at
December 31, 1994     $   --        $   --           $   --            $  --

Restructuring charges    24.2          21.3             19.5             65.0
Non cash items           (0.3)         (2.7)             --              (3.0)
Cash payments           (11.1)          --              (0.6)           (11.7)
                      --------      --------         --------          -------
Balance at
  December 31, 1995   $  12.8       $  18.6          $  18.9           $ 50.3
                      ========      ========         ========          =======

Current                                                                $ 32.3
Non-current                                                              18.0
                                                                       -------
                                                                       $ 50.3
                                                                       =======
4.  ACCOUNTS RECEIVABLE, NET

                                                December 31,    December 31,
                                                   1995            1994
                                               ------------    -------------
Gross accounts receivable                        $ 516.0         $ 270.7
Less contractual allowances and
  allowance for doubtful accounts                  (90.4)          (65.3)
                                                 -------         --------
                                                 $ 425.6         $ 205.4
                                                 =======         ========
5.  PROPERTY, PLANT AND EQUIPMENT, NET

                                               December 31,    December 31,
                                                  1995            1994
                                              ------------    -------------
Land                                            $  7.0          $  1.3
Buildings and building improvements               54.7             1.8
Machinery and equipment                          268.1           154.2
Leasehold improvements                            70.3            44.2
Furniture and fixtures                            27.3            22.0
Buildings under capital leases                     9.6             9.6
                                                ------          ------
                                                 437.0           233.1
Less accumulated depreciation
and amortization                                (132.2)          (93.0)
                                                ------          ------
                                                $304.8          $140.1
                                                ======          ======

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (Dollars in Millions, except per share data)

6.  ACCRUED EXPENSES AND OTHER

                                              December 31,    December 31,
                                                  1995            1994
                                              ------------    ------------
Employee compensation and benefits             $   50.5         $  38.8
Deferred acquisition related payments              14.8            15.9
Acquisition related reserves                       39.4            21.8
Restructuring reserves                             32.3             --
Other                                              31.9            16.3
                                               --------         -------
                                               $  168.9         $  92.8
                                               ========         =======
7.  OTHER LIABILITIES

                                              December 31,    December 31,
                                                  1995            1994
                                              ------------    ------------
Deferred acquisition related payments          $    8.5         $  19.2
Acquisition related reserves                       68.2            31.9
Restructuring reserves                             18.0             --
Other                                              35.2             8.4
                                               --------         -------
                                               $  129.9         $  59.5
                                               ========         =======
8.  PROVISIONS FOR SETTLEMENTS

   In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that settlements will be made by the Company.

   In the third quarter of 1994, the Company approved a settlement of previously disclosed shareholder class and derivative litigation. The litigation consisted of two consolidated class action suits and a consolidated shareholder derivative action brought in Federal and state courts in San Diego, California. The settlement involved no admission of wrongdoing. In connection with the settlement, the Company took a pre-tax special charge of $15.0 and a $6.0 charge for expenses related to the settled litigation. Insurance payments and payments from other defendants aggregated $55.0 plus expenses.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (Dollars in Millions, except per share data)

9.LONG-TERM DEBT

   The Company entered into a credit agreement dated as of April 28, 1995 (the "Credit Agreement"), with the banks named therein (the "Banks") and Credit Suisse (New York Branch), as administrative agent (the "Bank Agent"), under which the Banks made available to the Company a senior term loan facility of $800.0 (the "Term Loan Facility") and a revolving credit facility of $450.0 (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Bank Facility"). The Bank Facility provided funds for the Company Cash Contribution, for the refinancing of certain existing debt of the Company and its subsidiaries and RBL, for related fees and expenses of the Merger and for general corporate purposes of the Company and its subsidiaries, in each case subject to the terms and conditions set forth in the Credit Agreement. The Bank Facility is unconditionally and irrevocably guaranteed by certain of the Company's subsidiaries.

   In connection with the Credit Agreement, the Company paid the Banks and Bank Agent customary underwriting, closing and participation fees, respectively. In addition, the Credit Agreement includes a facility fee based on the total Revolving Credit Facility commitment (regardless of usage) of 0.125% per annum. Availability of funds under the Bank Facility is conditioned on certain customary conditions, and the Credit Agreement, as amended, contains customary representations, warranties, covenants and events of default.

   The Revolving Credit Facility matures in April 2000. The Term Loan Facility matures in April 2001, with payments in each quarter prior to maturity based on a specified amortization schedule. For as long as HLR and its affiliates' ownership of outstanding Company common stock (the "HLR Group Interest") remains at least 25%, the Revolving Credit Facility bears interest, at the option of the Company, at (i) Credit Suisse's Base Rate (as defined in the Credit Agreement) or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.25% and the Term Loan Facility bears interest, at the option of the Company, at (i) Credit Suisse's Base Rate (as defined in the Credit Agreement) or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 0.375%. In the event there is a reduction in the HLR Group interest to below 25%, applicable interest margins will not be determined as set forth above, but instead will be determined based upon the Company's financial performance as described in the Credit Agreement. The Company's weighted average borrowing rate, including the effects of interest rate swap agreements discussed below, was 6.23% at December 31, 1995.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (Dollars in Millions, except per share data)

   Aggregate maturities on long-term debt are $70.8, $112.5, $150.0, $162.5, and $187.5 for the years 1996 through 2000, respectively.

   At December 31, 1995, the Company was a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 of its floating rate debt under the Term Loan Facility. The agreements effectively changed the interest rate exposure on $600.0 of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in 1995 were not significant. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998. The estimated cost at which the Company could terminate these agreements as of December 31, 1995 was $9.5. The fair value was estimated by discounting the expected cash flows using rates currently available for interest rate swaps with similar terms and maturities.

   In connection with the repayment of existing revolving credit and term loan facilities, the Company recorded an extraordinary loss of approximately $13.5 ($8.3 net of tax), consisting of the write-off of deferred financing costs, related to the early extinguishment of debt.

   Prior to April 28, 1995, the Company had a credit agreement with a group of banks which provided the Company with a $400.0 term loan facility and a revolving credit facility of $350.0. This credit agreement provided funds for the Allied Acquisition, to refinance certain existing debt of Allied and the Company, and for general corporate purposes. The credit agreement was repaid in full on April 28, 1995. At December 31, 1994, the Company's effective borrowing rate on this credit agreement was 8.16%.

10.  STOCKHOLDERS' EQUITY

   In connection with a corporate reorganization on June 7, 1994, all of the 14,603,800 treasury shares held by National Health Laboratories Incorporated were canceled. As a result, the $286.1 cost of such treasury shares was eliminated with corresponding decreases in the par value, additional paid-in capital and retained earnings accounts of $0.2, $72.3 and $213.6, respectively.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (Dollars in Millions, except per share data)

11.  INCOME TAXES

   The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:


                                           Years Ended December 31,
                                           1995     1994      1993
                                          -------  -------  -------
Current:
Federal                                   $ 10.4   $ 16.2    $ 48.9
State                                        1.5      3.0      10.4
                                          ------   ------    ------
                                            11.9     19.2      59.3
                                          ------   ------    ------
Deferred:
Federal                                     (4.6)     4.9      14.9
State                                       (0.2)     1.2       4.2
                                          ------   ------    ------
                                            (4.8)     6.1      19.1
                                          ------   ------    ------
                                          $  7.1   $ 25.3    $ 78.4
                                          ======   ======    ======

   The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

                                           Years Ended December 31,
                                           1995     1994     1993
                                          -------  -------  -------
Statutory federal rate                      35.0%    35.0%    35.0%
State and local income taxes,
net of federal income tax benefit           28.0      4.9      4.9
Non deductible amortization of
   intangible assets                       166.0      4.9      0.9
Other                                        7.0      0.9      0.2
                                           -----    -----    -----
Effective rate                             236.0%    45.7%    41.0%
                                           =====    =====    =====

   The significant components of deferred income tax expense are as follows:

                                           Years Ended December 31,
                                           1995     1994     1993
                                          -------  -------  -------
Acquisition related reserves              $ (17.7) $ (1.2)  $   --
Settlement and related expenses               8.8     2.5      22.2
Reserve for doubtful accounts                (4.3)    0.9       0.4
Other                                         8.4     3.9      (3.5)
                                          -------  ------   -------
                                          $  (4.8) $  6.1   $  19.1
                                          =======  ======   =======

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in Millions, except per share data)

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are as follows:

                                        December 31,    December 31,
                                           1995            1994
                                        -----------     -----------
Deferred tax assets:
Settlement and related expenses,
principally due to accrual for
financial reporting purposes               $ 1.8          $ 10.7
Accounts receivable, principally due
to allowance for doubtful accounts          21.9             8.4
Self insurance reserves, principally
due to accrual for financial
reporting purposes                           4.8             2.4
Postretirement benefit obligation,
principally due to accrual for
financial reporting purposes                 9.9             --
Compensated absences, principally due
to accrual for financial reporting
purposes                                     --              2.8
Acquisition related reserves,
principally due to accrual for
financial reporting purposes                81.0             8.0
State net operating loss carryforwards       7.4             --
Other                                       13.7             4.4
                                        --------        --------
Total gross deferred tax assets            140.5            36.7

Deferred tax liabilities:
Intangible assets, principally due to
differences in amortization                (59.5)          (22.1)
Property, plant and equipment,
principally due to differences in
depreciation                               (16.4)           (0.8)
Other                                       (6.4)           (5.0)
                                        --------        --------
Total gross deferred tax liabilities       (82.3)          (27.9)
                                        --------        --------
Net deferred tax asset                    $ 58.2          $  8.8
                                         =======        ========

   A valuation allowance was deemed unnecessary at December 31, 1995, 1994 and 1993. Based on the Company's history of taxable income, exclusive of one-time charges, and its projection of future earnings, it believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (Dollars in Millions, except per share data)

12.  STOCK OPTIONS

   In 1988, the Company adopted the 1988 Stock Option Plan, reserving 2,000,000 shares of common stock for issuance pursuant to options and stock appreciation rights that may be granted under the plan. The Stock Option Plan was amended in 1990 to limit the number of options to be issued under the Stock Option Plan to 550,000 in the aggregate (including all options previously granted). In 1991, the number of shares authorized for issuance under the Stock Option Plan was increased to an aggregate of 2,550,000.

   In 1994, the Company adopted the 1994 Stock Option Plan, reserving 3,000,000 shares of common stock for issuance pursuant to options and stock appreciation rights that may be granted under the plan.

   In connection with the Merger, all options outstanding as of December 13, 1994 became vested and employees were given the choice to (i) cancel options outstanding as of December 13, 1994 and receive cash and shares of common stock according to a formula included in the Merger Agreement or
(ii) convert such options into new options based on a formula included in the Merger Agreement. In connection with the cancellation of stock options, the Company paid a total of $5.5 in cash and issued 538,307 shares of common stock to option holders. Also, a total of 562,532 options were reissued as a result of option conversions at exercise prices between $11.293 and $16.481.

   The following table summarizes grants of non-qualified options made by the Company to officers and key employees under both plans. Stock options are generally granted at an exercise price equal to or greater than the fair market price per share on the date of grant. Also, for each grant, one-third of the options vested on the date of grant and one-third vest on each of the first and second anniversaries of such date, subject to their earlier expiration or termination.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              (Dollars in Millions, except per share data)

   Changes during 1993, 1994 and 1995 in options outstanding under the plans were as follows:
                                          Number           Exercise Price
                                        of Options            per Option
                                      --------------      ------------------
Outstanding at January 1, 1993           864,071           $ 7.750-$20.250

Granted                                  818,500           $16.625-$17.875
Exercised                                (33,400)          $ 7.750
Canceled or expired                      (84,835)          $16.625-$20.250
                                       ---------
Outstanding at December 31, 1993       1,564,336           $ 7.750-$20.250

Granted                                2,042,000           $ 7.690-$13.875
Exercised                                (11,125)          $ 7.690-$ 7.750
Canceled or expired                      (92,498)          $13.875-$20.250
                                       ---------
Outstanding at December 31, 1994       3,502,713           $ 7.690-$20.250

Granted                                1,378,000           $13.000
Merger-related grants                    562,532           $11.293-$16.481
Exercised                                (20,542)          $ 7.690-$13.875
Merger-related cancellations          (3,425,667)          $ 7.690-$20.250
Canceled or expired                     (254,125)          $ 7.690-$20.250
                                       ---------
Outstanding at December 31, 1995       1,742,911           $11.293-$16.481
                                       =========
Exercisable at December 31, 1995         886,973           $11.293-$16.481
                                       =========

13.  COMMITMENTS AND CONTINGENCIES

   The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

   Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, product and vehicle liability and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 1995 and 1994, the Company had provided letters of credit aggregating approximately $8.6 and $4.9, respectively, primarily in connection with certain insurance programs.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (Dollars in Millions, except per share data)

   During 1991, the Company guaranteed a $9.0, five-year loan to a third party for construction of a new laboratory to replace one of the Company's existing facilities. Following its completion in November of 1992, the building was leased to the Company by this third party. Such transaction is treated as a capital lease for financial reporting purposes. The associated lease term continues for a period of 15 years, expiring in 2007. Under the terms of this guarantee, as modified, the Company is required to maintain 105% of the outstanding loan balance including any overdue interest as collateral in a custody account established and maintained at the lending institution. As of December 31, 1995 and 1994, the Company had placed $9.5 of investments in the custody account. Such investments are included under the caption "Other assets, net" in the accompanying consolidated balance sheets.

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

   The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 1995 are as follows:

                                         Operating          Capital
                                         ---------          -------
  1996                                    $ 38.1              $ 1.3
  1997                                      29.8                1.4
  1998                                      23.5                1.5
  1999                                      19.5                1.6
  2000                                      16.2                1.7
  Thereafter                                47.0               15.0
                                         -------             ------
  Total minimum lease payments             174.1               22.5
  Less amount representing
    interest                                 --                12.9
                                         -------             ------
  Total minimum operating
    lease payments and
    present value of minimum
    capital lease payments               $ 174.1              $ 9.6
                                         =======             ======

   Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $60.4, $34.6 and $29.9 for the years ended December 31, 1995, 1994 and 1993, respectively.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in Millions, except per share data)

14.  PENSION AND POSTRETIREMENT PLANS

   The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older and have been employed by the Company for at least six consecutive months and completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $5.8, $3.6, and $3.0 in 1995, 1994, and 1993, respectively.

   In addition, substantially all employees of the Company are covered by a defined benefit retirement plan (the "NHL Plan"). The benefits to be paid under the NHL Plan are based on years of credited service and average final compensation. Employees of Allied became eligible under the NHL Plan effective January 1, 1995.

   Effective December 31, 1994, the Company adopted certain amendments to the NHL Plan which resulted in a decrease of approximately $9.5 million in the projected benefit obligation.

   Under the requirements of Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", the Company recorded an additional minimum pension liability representing the excess accumulated benefit obligation over plan assets at December 31, 1993. A corresponding amount was recognized as an intangible asset to the extent of unrecognized prior service cost, with the balance recorded as a separate reduction of stockholders' equity. The Company recorded an additional liability of $3.0, an intangible asset of $0.6, and a reduction of stockholders' equity of $2.4. Such amounts were eliminated as a result of the amendments to the NHL Plan effective December 31, 1994.

   In connection with the Merger, the Company assumed obligations under the RBL defined benefit pension plan ("RBL Plan"). Effective July 1, 1995, the plan was amended to provide benefits similar to the NHL Plan, as amended. Certain employees of RBL were grandfathered so that their benefits were not affected by the amendment. On January 1, 1996, the two plans were merged.

   The Company's policy is to fund both the NHL Plan and RBL Plan with at least the minimum amount required by applicable regulations. The components of net periodic pension cost for each of the NHL and RBL plans are summarized as follows:

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
               (Dollars in Millions, except per share data)

                                 NHL Plan                   RBL Plan
                               Years ended              Eight months ended
                               December 31,               December 31,
                           1995    1994    1993               1995
                          ----------------------        -----------------
Service cost              $ 3.2   $ 5.5   $ 3.7              $ 2.6
Interest cost               2.7     3.5     2.6                2.3
Actual return on
  plan assets              (7.6)    0.1    (1.3)              (4.3)
Net amortization and
  deferral                  4.2    (1.4)    0.4                1.2
                          -----   -----   -----              -----
Net periodic pension cost $ 2.5   $ 7.7   $ 5.4              $ 1.8
                          =====   =====   =====              =====

The status of the plans are as follows:

                                      NHL Plan            RBL Plan
                                    December 31,         December 31,
                                  1995      1994             1995
                                ------------------      --------------
Actuarial present value
  of benefit obligations:
    Vested benefits               $36.2     $26.6            $38.8
    Non-vested benefits             4.4       3.5              6.4
                                 ------    ------           ------
Accumulated benefit obligation     40.6      30.1             45.2
Effect of projected future
  salary increases                  2.2       1.9              1.6
                                 ------    ------           ------
Projected benefit obligation       42.8      32.0             46.8
Fair value of plan assets,
  principally corporate equity
  securities and fixed income
  investments                      40.8      31.6             46.6
                                 ------    ------           ------
Unfunded projected benefit
  obligation                        2.0       0.4              0.2
Unrecognized prior service cost     6.6       9.7             12.7
Unrecognized net loss              (7.1)     (8.4)            (9.4)
                                 ------    ------           ------
Accrued pension cost              $ 1.5     $ 1.7            $ 3.5
                                 ======    ======           ======

Assumptions used in the accounting for the plans were as follows:

                                     NHL Plan              RBL Plan
                                  1995     1994              1995
                                 -----------------       ------------
Weighted average discount rate     7.5%     8.5%             7.5%
Weighted average rate of increase
  in future compensation levels    4.0%     4.0%             5.4%
Weighted average expected long-
  term rate of return              9.0%     9.0%             9.5%

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
               (Dollars in Millions, except per share data)

   In addition, the Company assumed obligations under RBL's postretirement medical plan. Effective July 1, 1995, coverage under the plan was restricted to certain existing RBL employees. This plan is unfunded and the Company's policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

                                                   Eight months ended
                                                      December 31,
                                                         1995
                                                   ------------------
Service cost                                             $ 1.1
Interest cost                                              1.4
                                                         -----
Postretirement benefit costs                             $ 2.5
                                                         =====


The status of the plan is as follows:

                                                       December 31,
                                                          1995
                                                     ---------------
Accumulated postretirement benefit
  obligation                                            $ 27.2
Unrecognized net loss                                     (2.1)
                                                        ------
Accrued post retirement benefit obligation              $ 25.1
                                                        ======

   The weighted average discount rate used in the calculation of the accumulated postretirement benefit obligation and the net postretirement benefit costs was 7.6% and 8.1%, respectively. The health care cost trend rate was assumed to be 9.0%, declining gradually to 5.1% in the year 2005, then remaining level to the year 2020 in which it declines to 5.0%, and remaining level thereafter.
The health care cost trend rate has a significant effect on the amounts reported. To illustrate, a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $5.1, and the aggregate of the service and interest components of 1995 net periodic postretirement benefit cost by approximately $0.2.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (Dollars in Millions, except per share data)

15.  QUARTERLY DATA (UNAUDITED)

The following is a summary of unaudited quarterly data:

                                         Year ended December 31, 1995
                                  ------------------------------------------
                                    1st      2nd      3rd     4th     Full
                                  Quarter  Quarter  Quarter Quarter   Year
                                  -------  -------  ------- ------- --------
Net sales                         $ 243.8  $ 367.3  $ 417.5 $ 403.4 $1,432.0
Gross profit                         79.5    108.9    117.8   101.5    407.7
Earnings (loss) before
  extraordinary item                 12.8    (31.6)    14.4     0.4     (4.0)
Extraordinary item                    --      (8.3)     --      --      (8.3)
Net earnings (loss)                  12.8    (39.9)    14.4     0.4    (12.3)
Earnings (loss) per
  common share before
  extraordinary loss                 0.15    (0.28)    0.12     --     (0.03)
Extraordinary loss
  per common share                    --     (0.08)     --      --     (0.08)
Earnings (loss) per
  common share                       0.15    (0.36)    0.12     --     (0.11)


                                          Year ended December 31, 1994
                                  -------------------------------------------
                                    1st      2nd      3rd      4th     Full
                                  Quarter  Quarter  Quarter  Quarter   Year
                                  -------  -------  -------  ------- --------
Net sales                         $ 185.0  $ 203.9  $ 248.7  $ 234.9  $ 872.5
Gross profit                         52.7     67.4     81.0     74.4    275.5
Net earnings                          8.1     14.1      0.2      7.7     30.1
Earnings per
  common share                       0.10     0.16      --      0.10     0.36

   In the fourth quarter of 1995, the Company recorded an additional $15.0 of provision for doubtful accounts which reflects the Company's determination, based on trends that became evident in the fourth quarter, that additional reserves were needed primarily to cover potentially lower collection rates from several third-party payors.

   In the second quarter of 1995, the Company took a pre-tax special charge of $65.0 to cover the costs of the restructuring plan related to the Merger. The charge includes approximately $24.2 to reduce the workforce, $21.3 to reduce certain assets to their net realizable values, and $19.5 for lease and other facility obligations. Also in the second quarter of 1995, the Company took a

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in Millions, except per share data)

pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that settlements will be made by the Company.

   In connection with the repayment of existing revolving credit and term loan facilities, the Company recorded an extraordinary loss of approximately $13.5 ($8.3 net of tax) in the second quarter of 1995, consisting of the write-off of deferred financing costs, related to the early extinguishment of debt.

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

                                                                    Schedule II

            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 Years Ended December 31, 1995, 1994 and 1993
                             (Dollars in Millions)
-------------------------------------------------------------------------------

                            Balance            Charged     Other
                              at               to costs   (Deduct-    Balance
                           beginning  Acquis-    and         ions)    at end
                            of year   itions   expenses   Additions   of year
-------------------------------------------------------------------------------
Year ended December 31, 1995:
  Applied against asset
    accounts:

  Contractual allowances
  and allowance for
  doubtful accounts         $65.3     $33.2    $147.6     $(155.7)    $90.4
                            =====     =====    ======     ========    =====
Year ended December 31, 1994:
  Applied against asset
    accounts:

  Contractual allowances
  and allowance for
  doubtful accounts         $51.0     $18.5    $91.5      $ (95.7)    $65.3
                            =====     =====    =====      ========    =====

Year ended December 31, 1993
  Applied against asset
    accounts:

  Contractual allowances
  and allowance for
  doubtful accounts         $72.9     $ --     $55.1      $ (77.0)    $51.0
                            =====     =====    =====      ========    =====