Form 10-Q
period 1996-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1996-05-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 1996
                              -----------------------------------

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ---------------     ---------------


Commission file number                  1-11353
                       ------------------------------------------


           LABORATORY CORPORATION OF AMERICA HOLDINGS
- -----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

                DELAWARE                          13-3757370
- -----------------------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

    358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA 27215
- -----------------------------------------------------------------
       (Address of principal executive offices)       (Zip code)

                         (910) 229-1127
- -----------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

The number of shares outstanding of the issuer's common stock is 122,919,805 shares as of May 7, 1996, of which 61,329,256 shares are  held by indirect wholly owned subsidiaries of Roche  Holding
Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of May 7, 1996, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.


  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS
          (Dollars in Millions, except per share data)

                                         March 31,     December 31,
                                           1996            1995
                                        ----------     -----------
 ASSETS                                (Unaudited)

Current assets:
  Cash and cash equivalents             $    15.7      $    16.4
  Accounts receivable, net                  447.4          425.6
  Inventories                                63.6           53.7
  Prepaid expenses and other                 19.6           19.0
  Deferred income taxes                      62.6           63.3
  Income taxes receivable                     3.2           21.9
                                          -------        -------
 Total current assets                       612.1          599.9

Property, plant and equipment, net          301.9          304.8
Intangible assets, net                      906.4          916.7
Other assets, net                            15.8           15.8
                                          -------        -------
                                        $ 1,836.2      $ 1,837.2
                                          =======        =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $   109.0      $   106.2
  Accrued expenses and other                169.2          173.5
  Current portion of long-term debt          72.9           70.8
                                          -------        -------
 Total current liabilities                  351.1          350.5

Revolving credit facility                   235.0          218.0
Long-term debt, less current portion        693.8          712.5
Capital lease obligation                      9.5            9.6
Other liabilities                           129.3          135.0

Stockholders' equity:
  Preferred stock, $0.10 par value;
    10,000,000 shares authorized;
    none issued and outstanding                --            --
  Common stock, $0.01 par value;
    220,000,000 shares authorized;
    122,908,722 shares outstanding at
    March 31, 1996 and December 31,
    1995, respectively                        1.2            1.2
Additional paid-in capital                  411.0          411.0
Retained earnings (accumulated deficit)       5.3           (0.6)
                                          -------        -------
 Total stockholders' equity                 417.5          411.6
                                          -------        -------
                                       $  1,836.2     $  1,837.2
                                          =======        =======

 See notes to unaudited consolidated condensed financial statements.


   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
          (Dollars in Millions, except per share data)
                          (Unaudited)

                                            March 31,     March 31,
                                              1996          1995
                                            --------      --------

Net Sales                                  $   403.9    $   243.8

Cost of Sales                                  303.3        164.3
                                              ------       ------
Gross profit                                   100.6         79.5

Selling, general and
  administrative expenses                       65.5         38.0

Amortization of intangibles
  and other assets                               7.3          4.8
                                              ------       ------
Operating income                                27.8         36.7

Other income (expense):
  Investment income                              0.7          0.4
  Interest expense                             (16.7)       (13.7)
                                              ------       ------
Earnings before income taxes                    11.8         23.4

Provision for income taxes                       5.9         10.6
                                              ------       ------
Net earnings                               $     5.9    $    12.8
                                              ======       ======

Earnings per common share                  $    0.05    $    0.15




   See notes to unaudited consolidated condensed financial statements.


  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (Dollars in Millions)
                            (Unaudited)

                                           Three Months Ended
                                               March 31,
                                        ------------------------
                                           1996           1995
                                        -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings                           $   5.9         $   12.8

 Adjustments to reconcile net earnings
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization          20.8             14.2
    Provision for doubtful accounts,
      net                                  (0.9)            (0.8)
 Change in assets and liabilities,
    net of effects of acquisitions:
      Increase in accounts receivable     (20.8)           (11.1)
      Decrease(increase)in inventories     (9.7)             0.3
      Increase in prepaid expenses
        and other                          (0.7)           (16.0)
      Decrease in deferred income
        taxes, net                          4.8              1.0
      Decrease in income taxes
        receivable                         18.7              7.8
      Increase(decrease)in accounts
        payable, accrued expenses
        and other                           9.5            (14.0)
      Payments for restructuring
        charges                            (6.2)             --
      Payments for settlement and
        related expenses                   (0.3)           (19.3)
      Other, net                           (1.9)            (0.7)
                                         ------           ------
 Net cash provided by (used for)
   operating activities                    19.2            (25.8)
                                         ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                     (14.9)            (7.1)
 Acquisitions of businesses                (3.2)            (1.8)
                                         ------           ------
 Net cash used for investing
    activities                            (18.1)            (8.9)
                                         ------           ------

                              (continued)



    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - (Continued)
                     (Dollars in Millions)
                          (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                             -----------------------
                                               1996            1995
                                             -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit
    facilities                             $    87.0       $   42.0
  Payments on revolving credit
    facilities                                 (70.0)            --
  Payments on long-term debt                   (16.7)          (9.7)
  Deferred payments on acquisitions             (2.1)          (3.4)
  Other                                           --            0.1
                                              ------         ------
  Net cash provided by (used for)
    financing activities                        (1.8)          29.0
                                              ------         ------
  Net decrease in cash
    and cash equivalents                        (0.7)          (5.7)
  Cash and cash equivalents at
    beginning of year                           16.4           26.8
                                              ------         ------
  Cash and cash equivalents at
    end of period                          $    15.7       $   21.1
                                              ======         ======

Supplemental schedule of cash
  flow information:
    Cash paid (received)during the
     period for:
      Interest                             $    16.8       $   13.7
      Income taxes                             (16.7)          (0.3)

 In connection with business
  acquisitions, liabilities were
  assumed as follows:
     Fair value of assets acquired          $    7.9       $    2.7
     Cash paid                                  (3.2)          (1.8)
                                               ------         ------
    Liabilities assumed                    $     4.7       $    0.9
                                               ======         ======

 See notes to unaudited consolidated condensed financial statements.

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (Dollars in Millions, except per share data)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated condensed financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly owned subsidiaries (the "Company") after elimination of all material intercompany accounts and transactions.

     The accompanying consolidated condensed financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair statement of the results of operations have been made.

2.   EARNINGS PER SHARE

     Earnings per share are based upon the weighted average number of shares outstanding during the three months ended March 31, 1996 and 1995 of 122,908,722 shares and 84,766,768 shares, respectively. The increase in the total number of shares outstanding for the three months ended March 31, 1996 resulted primarily from the issuance of shares of common stock to HLR Holdings, Inc. and Roche Holdings, Inc. in connection with merger with Roche Biomedical Laboratories, Inc. ("RBL") in April 1995.

3.  MERGER WITH ROCHE BIOMEDICAL LABORATORIES, INC.

    On  April  28, 1995, the Company completed its merger  (the
"Merger") with RBL.

    The following table provides unaudited pro forma operating results as if the Merger had been completed at the beginning 1995. The pro forma information does not include the restructuring charges and extraordinary item related to the
Merger. The pro forma information has been prepared for comparative purposes only and does not puport to be indicative of future operating results.


                                               Three Months Ended
                                                 March 31, 1995
                                               ------------------

      Net sales                                     $ 429.3
      Net earnings                                     21.6
      Net earnings per common share                     0.18

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



       The   following  represents  the  Company's  restructuring
activities for the period indicated:
                                    Asset            Lease and
                     Severance    revaluations    other facility
                       Costs     and write-offs     obligations     Total
                     ---------   --------------   --------------  ---------
Balance at
  December 31, 1995  $  12.8      $   18.6           $  18.9       $  50.3
Non cash items           --           (4.7)              --           (4.7)
Cash payments           (5.8)          --               (0.4)         (6.2)
                       -----         -----             -----         -----
Balance at
  March 31, 1996     $   7.0      $   13.9            $ 18.5       $  39.4
                       =====         =====             =====         =====

Current                                                            $  22.9
Non-current                                                           16.5
                                                                     -----
                                                                   $  39.4
                                                                     =====

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Dollars in Millions)


RESULTS OF OPERATIONS
- ---------------------

     Net sales for the three months ended March 31, 1996 were $403.9, an increase of 65.7% from $243.8 reported in the comparable  1995  period.  Net sales from the  inclusion  of  RBL increased net sales by approximately $179.9 or 73.8%. Acquisitions of small clinical laboratory companies increased net sales by approximately 3.6%. Severe weather in January and February of 1996 decreased net sales by approximately $11.5 or 4.7%. A reduction in Medicare fee schedules from 80% to 76% of the national limitation amounts on January 1, 1996, reduced net sales by approximately 1.8%. Price erosion in the industry as a whole, lower utilization of laboratory testing and lost accounts, net of growth in new accounts, comprised the remaining reduction in net sales. Lower utilization of laboratory testing and price erosion primarily resulted from continued changes in payor mix brought on by the increase in managed care.

     Cost of sales, which includes primarily laboratory and distribution costs, was $303.3 for the three months ended March 31, 1996 compared to $164.3 in the corresponding 1995 period, an increase of $139.0. Cost of sales increased approximately $138.9 due to the inclusion of the cost of sales of RBL, approximately $2.5 due to an increase in overtime and temporary employee expenses related to acceleration of the Company's synergy plan and other operational factors and approximately $5.0 in several other expense categories. These increases were partially offset by decreases in volume related expenses, primarily related to weather, of $2.3, supplies of $3.6 and insurance of $1.5. Cost of sales as a percentage of net sales was 75.1% for the three months ended March 31, 1996 and 67.4% in the corresponding 1995 period. The increase in the cost of sales percentage of net sales primarily resulted from a reduction in net sales due to severe weather in January and February of 1996, a reduction in Medicare fee schedules, price erosion and utilization declines, each of which provided little corresponding reduction in costs.

     Selling, general and administrative expenses increased to $65.5 for the three months ended March 31, 1996 from $38.0 in the same period in 1995. The inclusion of the selling, general and administrative expenses of RBL since April 28, 1995 increased expenses by approximately $27.0. Increases in other expenses, primarily overtime and temporary employee expenses related to customer service issues, aggregated $3.8. These increases were partially offset by decreases in several expense categories, including selling expenses, as a result of the Company's on-going

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (Dollars in Millions)

synergy and cost-reduction programs. As a percentage of net sales, selling, general and administrative expenses were 16.2% and 15.6% for the three months ended March 31, 1996 and 1995, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted in the preceding paragraph.

     Management expects that price erosion and utilization declines will continue to negatively impact net sales and the results of operations for the foreseeable future. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through the synergy program, as discussed below, and comprehensive cost reduction programs at each of the Company's regional laboratories, although there can be no assurance of the timing or success of such programs. Congress is also considering changes to the Medicare fee schedules in conjunction with certain budgetary bills pending in Congress. The ultimate outcome of these deliberations on pending legislation cannot be predicted at this time and management, therefore, cannot predict the impact, if any, such proposals, if enacted, would have on the results of operations of the Company.

     The increase in amortization of intangibles and other assets to $7.3 for the three months ended March 31, 1996 from $4.8 in the corresponding period in 1995 primarily resulted from the Merger in April 1995.

      Interest expense was $16.7 for the three months ended March 31, 1996 compared with $13.7 for the same period in 1995. The change resulted primarily from increased borrowings used to finance the Merger partially offset by a lower effective borrowing rate.

      The provision for income taxes as a percentage of earnings before taxes was 50.0% for the three months ended March 31, 1996 compared to 45.3% for the three months ended March 31, 1995. The increased effective rate primarily resulted from an increase in non-deductible amortization resulting from the Merger and from lower earnings before income taxes.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      Net cash provided by (used for) operating activities (after payment of settlement and related expenses of $0.3 and $19.3 in 1996 and 1995, respectively) was $19.2 and ($25.8), respectively.
Capital expenditures were $14.9 and $7.1 for 1996 and 1995, respectively. The Company expects capital expenditures to be approximately $65.0 in

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                        (Dollars in Millions)

1996 to continue the Merger related integration, to accommodate expected growth, to further automate laboratory processes and to improve efficiency.

     The Company is a party to interest rate swap agreements with certain major financial institutions, rated A or better by
Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 million of its floating rate debt under the Term Loan Facility. The agreements effectively change the interest rate exposure on $600.0 of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in the three months ended March 31, 1996 were not significant. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998. The estimated unrealized gain on such agreements was approximately $2.7 at April 30, 1996.

      See Note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements which sets forth the Company's restructuring activities for 1996. Future cash payments under the restructuring plan are expected to be $9.0 over the next twelve months and $16.5 thereafter.

      As a result of the Merger, the Company has realized and is expected to continue to achieve substantial savings in operating costs  through  the consolidation of certain operations  and  the
elimination  of  redundant  expenses.   Such  savings  are  being
realized  over  time as the consolidation process  is  completed.
The  Company  expects to continue to realize incremental  savings
from   the  synergy  program  in  1996  and  expects  to  achieve an annualized net savings run-rate of approximately $110.0 million within two years following the Merger. The synergies expected to be realized by the Company are being derived from several sources, including corporate, general and administrative expenses, including the consolidation of administrative staff. Other reductions in sales staff where duplicate territories exist, operational savings, including the closing of overlapping laboratories and other facilities, and savings to be realized from the additional buying power  of the larger Company, are generating significant savings.
In addition, savings have been realized from certain changes in employee benefits. These estimated savings are anticipated to be partially offset by a loss of existing business during the
conversion  process.   In addition, the acceleration  of  certain
portions     of    the    Company's    plans    have     resulted

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                        (Dollars in Millions)

in increases in certain costs, primarily overtime and temporary employee expenses, as consolidation continues. Realization of improvements in profitability is dependent, in part, on the extent to which the revenues of the combined companies are maintained and will be influenced by many factors, including factors outside the control of the Company. There can be no assurance that the estimated cost savings described above will be realized or achieved in a timely manner or that improvements, if any, in profitability will be achieved or that such savings will not be offset by increases in other expenses.

     The Company expects that its cash needs for working capital, capital expenditures and the cash costs of the restructuring and operations of the Company after the Merger will be met by its cash flow from operations and borrowings under a revolving credit facility of $450.0.

      Each of the above forward-looking statements are subject to change based on various important factors, including without limitation, competitive actions in the marketplace and adverse actions of governmental and other third-party payors. Further information on potential factors which could affect the Company's financial results is included in the Company's Form 10-K for the year ended December 31, 1995.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                20   Press release of the Registrant
                     dated April 25, 1996.*

                27   Financial Data Schedule
                     (electronically filed version only).

           (b)   Reports on Form 8-K

                     A  report on Form 8-K dated  April
                     25,  1996  was  filed  on  May  8,  1996  in
                     connection  with  the  press  release  dated
                     April  25, 1996 announcing operating results
                     of   the  Registrant  for  the  three  month
                     period ended March 31, 1996 as well as certain other information.


- -----------------
* Incorporated by reference herein to the report on Form 8-K filed with the Securities and Exchange Commission on May 8, 1996.

                      S I G N A T U R E S


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           Registrant



                         By:/s/   HAYWOOD D. COCHRANE, JR.
                            ----------------------------------
                               Haywood D. Cochrane, Jr.
                               Executive Vice President, Chief
                               Financial Officer and Treasurer




                         By:/s/   WESLEY R. ELINGBURG
                            ---------------------------------
                               Wesley R. Elingburg
                               Senior Vice President, Finance
                               (Principal Accounting Officer)



     Date:  May 14, 1996