Form 10-Q
period 1996-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 1996-08-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           JUNE 30, 1996
                              -------------------------------------
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ---------------     ----------------

Commission file number                  1-11353
                       -------------------------------------------

           LABORATORY CORPORATION OF AMERICA HOLDINGS
- -------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                DELAWARE                          13-3757370
- -------------------------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

    358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA 27215
- -------------------------------------------------------------------
(Address of principal executive offices)          (Zip code)

                         (910) 229-1127
- -------------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 122,921,605 shares as of August 13, 1996, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of August 13, 1996, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
          (Dollars in Millions, except per share data)

                                         June 30,      December 31,
                                           1996            1995
                                       -----------     ------------
   ASSETS                              (Unaudited)
Current assets:
  Cash and cash equivalents             $   24.6         $   16.4
  Accounts receivable, net                 470.3            425.6
  Inventories                               53.9             51.3
  Prepaid expenses and other                20.0             21.4
  Deferred income taxes                     64.0             63.3
  Income taxes receivable                     --             21.9
                                        --------          -------
 Total current assets                      632.8            599.9

Property, plant and equipment, net         297.3            304.8
Intangible assets, net                     890.7            916.7
Other assets, net                           15.6             15.8
                                        --------         --------
                                        $1,836.4         $1,837.2
                                        ========         ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $   72.3         $  106.2
  Accrued expenses and other               163.2            173.5
  Current portion of long-term debt         75.0             70.8
  Revolving credit facility classified
    as current                             323.0              --
  Long-term debt classified as current     675.0              --
                                        --------         --------
 Total current liabilities               1,308.5            350.5

Revolving credit facility                    --             218.0
Long-term debt, less current portion         --             712.5
Capital lease obligation                     9.5              9.6
Other liabilities                          115.1            135.0

Stockholders' equity:
  Preferred stock, $0.10 par value;
    10,000,000 shares authorized;
    none issued and outstanding               --             --
  Common stock, $0.01 par value;
    220,000,000 shares authorized;
    122,921,605 shares and 122,908,722
    shares issued and outstanding at
    June 30, 1996 and December 31,
    1995, respectively                       1.2             1.2
Additional paid-in capital                 411.0           411.0
Accumulated deficit                         (8.9)           (0.6)
                                        --------        --------
  Total stockholders' equity               403.3           411.6
                                        --------        --------
                                        $1,836.4        $1,837.2
                                        ========        ========

      See notes to unaudited consolidated financial statements.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in Millions, except per share data)
                             (Unaudited)

                               Six Months Ended    Three Months Ended
                                   June 30,             June 30,
                              -----------------   -------------------
                                1996      1995      1996       1995
                              -------   -------   -------    --------
Net sales                     $ 813.9   $ 611.1   $ 410.0    $ 367.3
Cost of sales                   603.8     422.7     300.5      258.4
Gross profit                    210.1     188.4     109.5      108.9
Selling, general and
 administrative expenses        147.4      95.4      81.9       57.4
Amortization of intangibles
 and other assets                14.8      11.5       7.5        6.7
Restructuring and non-
  recurring charges              23.0      65.0      23.0       65.0

Provision for settlements         --       10.0       --        10.0
                              -------   -------    ------     ------
Operating income (loss)          24.9       6.5      (2.9)     (30.2)
Other income (expense):
 Investment income                0.9       0.7       0.2        0.3
 Interest expense               (33.7)    (31.1)    (17.0)     (17.4)
                              -------   -------    ------     ------
Loss before income
  taxes and extraordinary item   (7.9)    (23.9)    (19.7)     (47.3)
Provision for income taxes        0.4      (5.1)     (5.5)     (15.7)
                              -------   -------    -------    ------
Loss before extraordinary item   (8.3)    (18.8)    (14.2)     (31.6)
Extraordinary item -
  Loss on early extinguishment
  of debt, net of income tax
 benefit of $5.2                   --      (8.3)       --       (8.3)
                              --------  -------    -------    ------
Net loss                      $  (8.3)  $ (27.1)   $(14.2)    $(39.9)
                              ========  =======    =======    ======
Net loss per common share:
 Loss per common share
   before extra-
   ordinary loss              $ (0.07)  $(0.20)    $(0.12)    $(0.28)
 Extraordinary loss per
   common share               $    --   $(0.08)    $  --      $(0.08)
                              --------  -------    -------    -------
 Net loss per common share    $ (0.07)  $(0.28)    $(0.12)    $(0.36)
                              ========  =======    =======    =======

Dividends per common share    $    --   $   --     $   --     $  --
                              ========  =======    =======    =======





       See notes to unaudited consolidated financial statements.

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Millions)
                          (Unaudited)
                                               Six Months Ended
                                                   June 30,
                                             -------------------
                                               1996         1995
                                             -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                    $ (8.3)     $ (27.1)

 Adjustments to reconcile net loss to
   net cash provided by (used for)
   operating activities:
     Restructuring and non-recurring
      charges                                  23.0         65.0
     Provision for settlements                  --          10.0
     Extraordinary loss, net of
       income tax benefits                      --           8.3
     Depreciation and amortization             42.4         32.7
     Deferred income taxes,net                 (6.0)       (22.8)
     Provision for doubtful accounts,
       net                                     11.4          0.4
     Change in assets and liabilities,
       net of effects of acquisitions:
        Increase in accounts receivable       (56.1)       (29.0)
        Decrease (increase) in inventories     (1.5)         5.5
        Decrease (increase)in prepaid
          expenses and other                   (1.5)         1.2
        Change in income taxes
          receivable/payable, net              22.5          3.7
        Decrease in accounts payable
          and other                           (33.7)       (11.4)
        Payments for restructuring charges     (9.3)        (4.9)
        Payments for settlement and
          related expenses                     (0.3)       (27.3)
        Other, net                             (3.6)        (4.1)
                                            --------     -------
 Net cash provided by (used for)operating
   activities                                 (21.0)         0.2
                                            --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                         (33.9)       (27.1)
 Acquisitions of businesses                    (3.2)       (10.4)
                                            --------     -------
 Net cash used for investing
   activities                                 (37.1)       (37.5)
                                            --------     -------

                          (continued)

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                     (Dollars in Millions)
                          (Unaudited)
                                                    Six Months Ended
                                                        June 30,
                                                   -----------------
                                                     1996      1995
                                                   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities        $ 185.0   $ 236.0
  Payments on revolving credit facilities            (80.0)   (255.0)
  Proceeds from long-term debt                         --      800.0
  Payments on long-term debt                         (33.3)   (430.0)
  Deferred payments on acquisitions                   (5.4)     (7.1)
  Proceeds from exercise of stock options              --        0.3
  Dividends paid on common stock                       --     (474.8)
  Cash received for issuance of
    common stock                                       --      135.7
  Cash received for warrants                           --       51.0
                                                   -------   -------
  Net cash provided by financing
    activities                                        66.3      56.1
                                                   -------   -------
  Net increase in cash and
    cash equivalents                                   8.2      18.8
  Cash and cash equivalents at
    beginning of year                                 16.4      26.8
                                                   -------   -------
  Cash and cash equivalents at
    end of period                                  $  24.6   $  45.6
                                                   =======   =======
Supplemental schedule of cash
  flow information:
    Cash paid(received)during the period for:
     Interest                                      $  35.7   $  23.8
     Income taxes                                    (16.2)      6.9

Disclosure of non-cash financing
  and investing activities:
    Common stock issued in connection
     with an acquisition                           $   --    $ 539.6
    Common stock issued in connection
     with the cancellation of employee
     stock options                                 $   --    $   6.9

In connection with business acquisitions,
  liabilities were assumed as follows:
    Fair value of assets acquired                  $  7.9    $ 742.2
    Cash paid                                        (3.2)     (10.4)
    Stock issued                                      --      (539.6)
                                                   ------    -------
    Liabilities assumed                            $  4.7    $ 192.2
                                                   ======    =======

   See notes to unaudited consolidated financial statements.

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in Millions, except per share data)

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

2.   EARNINGS PER SHARE

     Earnings per share are based upon the weighted average number of shares outstanding during the three and six months ended June 30, 1996 of 122,920,200 shares and 122,914,474 shares, respectively, and the weighted average number of shares outstanding during the three and six months ended June 30, 1995 of 111,177,517 and 98,045,102 shares respectively.

3.   MERGER WITH ROCHE BIOMEDICAL LABORATORIES, INC.

      On April 28, 1995, the Company completed its merger (the "Merger") with Roche Biomedical Laboratories, Inc ("RBL").

      The following table provides unaudited pro forma operating results as if the Merger had been completed at the beginning of 1995. The pro forma information does not include the restructuring charges and extraordinary item related to the Merger. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of future operating results.

                                                Six Months Ended
                                                  June 30, 1995
                                                ----------------
      Net sales                                     $ 857.7
      Net earnings                                     35.1
      Net earnings per common share                     0.29


4.   LONG-TERM DEBT

      As a result of the Company's second quarter performance and its higher than projected debt levels, the Company obtained waivers for the quarter ended June 30, 1996 of certain covenants contained in its existing credit agreement, as amended ("Credit Agreement"). Because of the limited period covered by the waivers, approximately $998 million of the Company's debt that otherwise

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in Millions, except per share data)

4.   LONG-TERM DEBT - Continued

would have been classified as long-term has been classified as current in the June 30, 1996 consolidated balance sheet. Therefore, the Company has commenced a comprehensive analysis of its capital structure and is considering a range of alternatives for recapitalizing its balance sheet. Because of the time frame necessary to complete any recapitalization, additional waivers may be necessary although there can be no assurance that such waivers can be obtained.

      As of June 30, 1996 the Company has available, under the Credit Agreement, a revolving credit facility of $450.0 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility were $323.0 as of June 30, 1996. The waivers discussed above do not preclude the Company from increasing its borrowings under the Revolving Credit Facility subject to the conditions of borrowing under the Credit Agreement.

5.   RESTRUCTURING AND NON-RECURRING CHARGES

      In the second quarter of 1996, the Company recorded certain charges of a non-recurring nature including additional charges related to the restructuring of operations. The Company recorded a restructuring charge totaling $13.0 for the shutdown of its La Jolla, California administrative facility and other workforce reductions. This amount includes approximately $8.1 for severance, $3.5 for the future lease obligation of the La Jolla facility and $1.4 for the write down of leasehold improvements and fixed assets that will be abandoned or disposed of. The La Jolla facility is expected to be substantially closed by the end of 1996. The remaining workforce reductions will take place in various other areas of the Company and are expected to be completed by the end of 1996.

      In addition, the Company recorded certain non-recurring charges in the second quarter of 1996. The Company decided to abandon certain data processing systems and therefore wrote off approximately $6.7 in capitalized software costs. In addition, the Company relocated its principal drug testing facility to accommodate consolidation of the RBL and the Company operations and will incur approximately $1.3 in costs primarily related to the write off of leasehold improvements and building clean up. Finally, the Company recorded a charge of $2.0 for various other items including the write-off of certain supplies related to changes in testing methodologies to increase efficiency. As a result of these changes, some supplies were not compatible with the new testing methods and were disposed of.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Millions)

5.   RESTRUCTURING AND NON-RECURRING CHARGES - Continued

      Following the Merger in 1995, the Company determined that it would  be  beneficial  to close Company laboratory  facilities  in
certain  geographic  regions  where  duplicate  Company  and   RBL
facilities  existed at the time of the Merger.   As  part  of  the
Company's evaluation of its future obligations under these restructuring activities, certain changes in the estimates were made during the quarter ended June 30, 1996. These resulted in the reclassification of certain accruals in the categories listed below although the total liability did not change.

       The   following  represents  the  Company's   restructuring
activities for the period indicated:
                                     Asset          Lease and
                      Severance   revaluations    other facility
                        Costs         and           write-offs
                                                    obligations     Total
                      ---------   ------------    --------------  --------
Balance at
  December 31, 1995   $  12.8      $   18.6           $ 18.9       $ 50.3
Additional restructuring
  charges                 8.1           1.4              3.5         13.0
Reclassifications         1.6           0.7             (2.3)         --
Non cash items            --           (5.5)              --         (5.5)
Cash payments            (8.4)          --              (0.9)        (9.3)
                      -------      --------           -------      -------
Balance at
  June 30, 1996       $  14.1      $   15.2           $ 19.2       $ 48.5
                      =======      ========           =======      =======

Current                                                            $ 34.4
Non-current                                                          14.1
                                                                   -------
                                                                   $ 48.5
                                                                   =======

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Dollars in Millions)

RESULTS OF OPERATIONS
- ---------------------

Six Months Ended June 30, 1996 compared with Six Months Ended June
- -------------------------------------------------------------------
30, 1995.
- ---------
     Net sales for the six months ended June 30, 1996 were $813.9, an  increase of 33.2% from $611.1 reported in the comparable  1995
period.   Net sales from the inclusion of RBL increased net  sales
by approximately $243.5 or 39.8%. Acquisitions of small clinical laboratory companies increased net sales by approximately 3.1%. Severe weather in January and February of 1996 decreased net sales by approximately $11.5 or 1.9%. A reduction in Medicare fee schedules from 80% to 76% of the national limitation amounts on
January  1, 1996, reduced net sales by approximately 1.5%.   Price
erosion  in  the  industry  as  a  whole,  lower  utilization   of
laboratory testing and lost accounts, net of growth in new accounts and price increases in selective markets, comprised the remaining reduction in net sales. Lower utilization of laboratory testing and price erosion primarily resulted from continued changes in payor mix brought on by the increase in managed care.

      Cost of sales, which includes primarily laboratory and distribution costs, was $603.8 for the six months ended June 30, 1996 compared to $422.7 in the corresponding 1995 period, an increase of $181.1. Cost of sales increased approximately $181.9 due to the inclusion of the cost of sales of RBL, approximately $5.0 due to an increase in overtime and temporary employee expenses related to acceleration of the Company's synergy plan and other operational factors and approximately $9.1 in several other expense categories. These increases were partially offset by decreases in volume related expenses, primarily related to weather in the first quarter of 1996 of $1.9, and decreases in salaries of $6.3, supplies of $3.9 and insurance of $2.8 primarily as a result of the Company's synergy and cost reduction programs. Cost of sales as a percentage of net sales was 74.2% for the six months ended June 30, 1996 and 69.2% in the corresponding 1995 period. The increase in the cost of sales percentage of net sales primarily resulted from a reduction in net sales due to severe weather in January and February of 1996, a reduction in Medicare fee schedules, price erosion and utilization declines, each of which provided little corresponding reduction in costs.

      Selling, general and administrative expenses increased to $147.4 for the six months ended June 30, 1996 from $95.4 in the same period in 1995. The inclusion of the selling, general and administrative expenses of RBL since April 28, 1995 increased expenses by approximately $36.5. Increases in other expenses, primarily salaries, overtime and temporary employee expenses related to billing issues and related telephone and

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                      (Dollars in Millions)

RESULTS OF OPERATIONS  - Continued
- ----------------------------------

Six Months Ended June 30, 1996 compared with Six Months Ended June
- ------------------------------------------------------------------
30, 1995.
- ---------
data processing costs, aggregated $10.3. These increases were partially offset by decreases in several expense categories, including selling expenses, as a result of the Company's on-going synergy and cost-reduction programs. The Company recorded $10.0 of additional provision for doubtful accounts in the second quarter of 1996 which primarily relates to increased medical necessity and related diagnosis code requirements of third-party payors placed on the Company at the beginning of 1996 and reflects the lower collection rates experienced in the second quarter as a result of the more stringent requirements. As a result of these lower collection rates, the Company has also increased the monthly provision for doubtful accounts. Before the increase to the
provision   for   doubtful   accounts,   selling,   general    and
administrative expenses were 16.9% and 15.6% of net sales for the six months ended June 30, 1996 and 1995, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above and in the preceding paragraph.

       Management expects that price erosion and utilization declines will continue to negatively impact net sales and the results of operations for the foreseeable future. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through the synergy program, as discussed below, and through comprehensive cost reduction programs including, but not limited to, a six month defferal on increasing wages and adding new positions implemented on July 1, 1996. In addition, the Company has targeted price increases and business development efforts in an attempt to become more judicious in pricing new business and is selectively repricing or removing existing business not meeting Company requirements. There can be no assurance, however, of the timing or success of such measures. Congress is also considering changes to the Medicare fee schedules in conjunction with certain budgetary bills pending in Congress. The ultimate outcome of these deliberations on pending legislation cannot be predicted at this time and management, therefore, cannot predict the impact, if any, such proposals, if enacted, would have on the results of operations of the Company.

      The increase in amortization of intangibles and other assets to $14.8 for the six months ended June 30, 1996 from $11.5 in the corresponding period in 1995 primarily resulted from the Merger in April 1995.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                      (Dollars in Millions)

RESULTS OF OPERATIONS  - Continued
- ----------------------------------
      Interest expense was $33.7 for the six months ended June 30, 1996 compared with $31.1 for the same period in 1995. The change resulted primarily from increased borrowings used to finance the Merger partially offset by a lower effective borrowing rate.

      The provision for income taxes as a percentage of earnings before taxes was 4.7% for the six months ended June 30, 1996 compared to a benefit of 21.2% for the six months ended June 30, 1995 due to the charges taken in the second quarter of 1995. The increased effective rate primarily resulted from an increase in non-deductible amortization resulting from the Merger and from lower earnings before income taxes.

Three  Months Ended June 30, 1996 compared with Three Months Ended
- ------------------------------------------------------------------
June 30, 1995.
- --------------

      Net sales for the three months ended June 30, 1996 were $410.0, an increase of 11.6% from $367.3 reported in the comparable 1995 period. Net sales from the inclusion of RBL increased net sales by approximately $63.6 or 17.3%. Acquisitions of small clinical laboratory companies increased net sales by approximately 2.8%. A reduction in Medicare fee schedules from 80% to 76% of the national limitation amounts on January 1, 1996, reduced net sales by approximately 1.2%. Price erosion in the industry as a whole, lower utilization of laboratory testing and lost accounts, net of growth in new accounts and price increases in selective markets, comprised the remaining reduction in net sales. Lower utilization of laboratory testing and price erosion primarily resulted from continued changes in payor mix brought on by the increase in managed care.

      Cost of sales, which includes primarily laboratory and distribution costs, was $300.5 for the three months ended June 30, 1996 compared to $258.4 in the corresponding 1995 period, an increase of $42.1. Cost of sales increased approximately $43.0 due to the inclusion of the cost of sales of RBL, approximately $2.5 due to an increase in overtime and temporary employee expenses related to acceleration of the Company's synergy plan and other operational factors and approximately $4.1 in several other expense categories. These increases were partially offset by decreases in salaries of approximately $3.3, supplies of $0.3 and insurance of $1.3 and a decrease of $2.4 in several other expense categories primarily as a result of the Company's synergy and cost-reduction programs. Cost of sales as a percentage of net sales was 73.3% for the three months ended June 30, 1996 and 70.4% in the corresponding 1995 period. The increase in the cost of sales percentage of net sales primarily resulted from a reduction in Medicare fee schedules and price erosion and utilization declines,

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                         (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
- ---------------------------------

Three  Months Ended June 30, 1996 compared with Three Months Ended
- ------------------------------------------------------------------
June 30, 1995.
- --------------
each of which provided little corresponding reduction in costs.

      Selling, general and administrative expenses increased to $81.9 for the three months ended June 30, 1996 from $57.4 in the same period in 1995. The inclusion of the selling, general and administrativeexpenses of RBL since April 28, 1995 increased expenses by approximately $9.5 Increases in other expenses, primarily overtime and temporary employee expenses related to billing issues and related telephone and data processing costs, aggregated $6.5. These increases were partially offset by decreases in several expense categories, including selling expenses, as a result of the Company's on-going synergy and cost-reduction programs. The Company recorded $10.0 of additional provision for doubtful accounts in the second quarter of 1996 which primarily relates to increased medical necessity and related diagnosis code requirements of third-party payors placed on the Company at the beginning of 1996 and reflects the lower collection rates experienced in the second quarter as a result of the more stringent requirements. As a result of these lower collection rates, the Company has also increased the monthly provision for doubtful accounts. Before the increase to the provision for doubtful accounts, selling, general and administrative expenses were 17.5% and 15.6% of net sales for the three months ended June 30, 1996 and 1995, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above and in the preceding paragraph.

       Management expects that price erosion and utilization declines will continue to negatively impact net sales and the
results  of  operations for the foreseeable  future.   It  is  the
objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through the synergy program, as discussed below, and through comprehensive cost reduction programs including, but not limited to, a six month defferal on increasing wages and adding new positions implemented on July 1, 1996. In addition, the Company has targeted price increases and business development efforts in an attempt to become
more   judicious  in  pricing  new  business  and  is  selectively repricing or removing existing business not meeting Company requirements. There can be no assurance, however, of the timing or success of such measures. Congress is also considering changes
to   the  Medicare  fee  schedules  in  conjunction  with  certain budgetary bills pending in Congress.  The ultimate outcome of these

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                      (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
- ---------------------------------

Three  Months Ended June 30, 1996 compared with Three Months Ended
- ------------------------------------------------------------------
June 30, 1995.
- --------------
deliberations on pending legislation cannot be predicted at this time and management, therefore, cannot predict the impact, if any, such proposals, if enacted, would have on the results of operations of the Company.

      The increase in amortization of intangibles and other assets to $7.5 for the three months ended June 30, 1996 from $6.7 in the corresponding period in 1995 primarily resulted from the Merger in April 1995.

      Interest expense was $17.0 for the three months ended June 30, 1996 compared with $17.4 for the same period in 1995. The change resulted primarily from a lower effective borrowing rate partially offset by increased borrowings used to finance the Merger.

      The provision for income taxes as a percentage of earnings before taxes was a benefit of 27.9% for the three months ended June 30, 1996 compared to 33.1% for the three months ended June 30, 1995. The increased effective rate primarily resulted from an increase in non-deductible amortization resulting from the Merger and from lower earnings before income taxes.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      Net cash provided by (used for) operating activities (after payment of settlement and related expenses of $0.3 and $27.3 in 1996 and 1995, respectively) was $(21.0) and $0.2, respectively. The decrease in cash flow from operations primarily resulted from an increase in accounts receivable related to increased medical necessity and related diagnosis code requirements of third-party payors placed on the Company at the beginning of 1996 and reflects the lower collection rates experienced in the second quarter as a result of the more stringent requirements. In addition, increased difficulty in collecting amounts due from certain managed care plans has negatively impacted operating cash flow. The Company currently has plans in place to improve the collection of accounts receivable, however, additional changes in requirements of third-party payors could increase the difficulty in collections and there can be no assurance of the success of the Company's plans to
improve   collections.  Such  plans  include  additional   billing
personnel  as  well  as the creation of a special  task  force  to
identify   effective  methods  to  address  the   more   stringent
requirements.  Capital expenditures were $33.9 and $27.1 for 1996 and

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                      (Dollars in Millions)

LIQUIDITY AND CAPITAL RESOURCES - Continued
- -------------------------------------------

1995, respectively. The Company expects capital expenditures to be approximately $65.0 in 1996 to continue the Merger-related integration and to further automate laboratory processes and to improve efficiency. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's revolving credit facility.

      As a result of the Company's second quarter performance and its higher than projected debt levels, the Company obtained waivers for the quarter ended June 30, 1996 of certain covenants contained in its existing credit agreement, as amended ("Credit Agreement"). Because of the limited period covered by the waivers, approximately $998 million of the Company's debt that otherwise would have been classified as long-term has been classified as current in the June 30, 1996 consolidated balance sheet. Therefore, the Company has commenced a comprehensive analysis of its capital structure and is considering a range of alternatives for recapitalizing its balance sheet. Because of the time frame necessary to complete any recapitalization, additional waivers may be necessary although there can be no assurance that such waivers can be obtained.

      As of June 30, 1996 the Company has available, under the Credit Agreement, a revolving credit facility of $450.0 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility were $323.0 as of June 30, 1996. The waivers discussed above do not preclude the Company from increasing its borrowings under the Revolving Credit Facility subject to the conditions of borrowing under the Credit Agreement.

      The Company is a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 million of its floating rate debt under the Term Loan Facility. The agreements effectively change the interest rate exposure on $600.0 of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in the six months ended June 30, 1996 were approximately $1.0. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998. The estimated unrealized gain on such agreements was approximately $4.4 at July 31, 1996.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                      (Dollars in Millions)

LIQUIDITY AND CAPITAL RESOURCES - Continued
- -------------------------------------------

      See Note 5 of the Notes to Unaudited Consolidated Financial Statements which sets forth the Company's restructuring activities for 1996. Future cash payments under the restructuring plan are expected to be $19.2 over the next twelve months and $14.1 thereafter.

      As a result of the Merger, the Company has realized and is expected to continue to achieve substantial savings in operating costs through the consolidation of certain operations and the elimination of redundant expenses. Such savings are being realized over time as the consolidation process is completed. The Company expects to continue to realize incremental savings from the synergy program in 1996 and expects to achieve an annualized net savings run-rate of approximately $110.0 to $120.0 million within two years following the Merger. The synergies expected to be realized by the Company are being derived from several sources, including corporate, general and administrative expenses, including the consolidation of administrative staff. Other reductions in sales staff where duplicate territories exist, operational savings, including the closing of overlapping laboratories and other facilities, and savings to be realized from the additional buying power of the larger Company, are generating significant savings. In addition, savings have been realized from certain changes in employee benefits. These estimated savings are anticipated to be partially offset by a loss of existing business during the conversion process. In addition, the acceleration of certain portions of the Company's plans have resulted in increases in certain costs, primarily overtime and temporary employee expenses, as consolidation continues. Realization of improvements in profitability is dependent, in part, on the extent to which the revenues of the combined companies are maintained and will be influenced by many factors, including factors outside the control of the Company. There can be no assurance that the estimated cost savings described above will be realized or achieved in a timely manner or that improvements, if any, in profitability will be achieved or that such savings will not be offset by increases in other expenses.

      See "Part II - Other Information" for a discussion of legal proceedings which could have a material adverse impact upon the Company's financial condition, results of operations or cash flow.

      The Company expects that its cash needs for working capital, capital expenditures and the cash costs of the restructuring and operations of the Company will be met by its cash flow from operations and borrowings under a revolving credit facility of up to $450.0.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                      (Dollars in Millions)

LIQUIDITY AND CAPITAL RESOURCES - Continued
- -------------------------------------------

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

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES


                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

             As previously discussed in the Company's December 31,
1995 10-K (the "1995 10-K"), the Office of Inspector General ("OIG") of Health and Human Services and the Department of Justice ("DOJ") is investigating certain past laboratory practices of NHL, RBL, and Allied Clinical Laboratories, Inc. ("Allied), a Company subsidiary. These investigations and related settlement discussions have become more active in recent months. If settlement is not reached, the government is likely to proceed to trial on civil and possibly criminal claims. If the OIG or DOJ were  to  successfully prove a violation of laws  related  to  the
Medicare and Medicaid programs, potential sanctions may include significant fines, recovery of treble amounts paid to the clinical laboratory for the tests involved, and in the case of a criminal conviction, mandatory exclusion from the Medicare and Medicaid programs for a period of at least five years. A successful prosecution of a civil fraud or false claims action could also result in the exercise of the OIG's authority to seek the permissive exclusion of the offending entity or entities from participation in the Medicare and Medicaid programs for a set period of years. Although neither the 1992 Government Settlement entered into by NHL (as more fully discussed in the 1995 10-K) nor, based on published reports, any settlement agreements with the OIG entered into by other major clinical laboratory companies, provided for the exclusion from participation in the Medicare and Medicaid programs, there can be no assurance that the Company will be able to negotiate settlement agreements with similar terms. Any such exclusion would likely have a material adverse effect on the Company, including on the Company's non-Medicare and non-Medicaid testing business. Due to the present nature of the Company's discussions with the OIG and DOJ, the Company is at this time unable to predict with certainty the likely results of any actions the OIG or DOJ may take. The Company has reserved amounts with respect to the preliminary estimate of the cost of settlement, but there can be no assurance that any eventual settlement or other resolution will not result in significantly larger costs than those reserved amounts or that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flow.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES


Item 6.    Exhibits and Reports on Form 8-K

          (a)   Exhibits

                10   Third Amendment and Second Waiver
                     to Credit Agreement dated as of July 10, 1996 among the Company, the banks named therein and Credit Suisse (New York Branch) as
                     Administrative Agent.(a)

                20   Press release of the Registrant
                     dated June 27, 1996. (b)

                20.1 Press release of the Registrant
                     dated August 1, 1996. (c)

                27   Financial Data Schedule
                     (electronically filed version only).

          (b)   Reports on Form 8-K

               1)    A  report on Form  8-K  dated
                     June 27, 1996 was filed on June 28, 1996 in connection with the press release dated June 27, 1996 announcing that Haywood D. Cochrane, Jr., Executive Vice President, Chief Financial Officer and Treasurer would resign from the Company in the third quarter of 1996.

               2)    A  report on Form  8-K  dated
                     August 1, 1996 was filed on August 2, 1996 in connection with the press release dated August 1, 1996 announcing operating results of the Registrant for the three and six month periods ended June 30, 1996 as well as certain other information.

- -----------------------------
(a)                  Filed herewith

(b)                  Incorporated by reference herein to the
                     report on Form 8-K filed
                     with the Securities and Exchange Commission
                     ("SEC") on June 28, 1996.

(c) Incorporated by reference herein to the report on Form 8-K filed with the SEC on August 2, 1996.

                      S I G N A T U R E S


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           Registrant



                         By:/s/ HAYWOOD D. COCHRANE, JR.
                            -----------------------------
                                Haywood D. Cochrane, Jr.
                                Executive Vice President, Chief
                                Financial Officer and Treasurer




                         By:/s/ WESLEY R. ELINGBURG
                            -----------------------------
                                Wesley R. Elingburg
                                Senior Vice President, Finance
                                (Principal Accounting Officer)



Date:     August 14, 1996