Form 10-Q
period 1996-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 1996-11-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                                ------------------------------------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                 ---------------     ---------------

Commission file number                   1-11353
                         -------------------------------------------

               LABORATORY CORPORATION OF AMERICA HOLDINGS
--------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                            13-3757370
-------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)       Identification No.)

       358 South Main Street, Burlington, North Carolina 27215
-------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

                            (910) 229-1127
-------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the issuer's common stock is 122,923,705 shares as of November 1, 1996, of which 61,329,256 shares  are  held  by  indirect wholly owned subsidiaries  of  Roche
Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of November 1, 1996, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
             (Dollars in Millions, except per share data)

                                          September 30,    December 31,
                                              1996             1995
                                         ---------------  --------------
   ASSETS                                  (Unaudited)
Current assets:
  Cash and cash equivalents                 $  28.2         $   16.4
  Accounts receivable, net                    494.4            425.6
  Inventories                                  45.8             51.3
  Prepaid expenses and other                   20.9             21.4
  Deferred income taxes                       116.5             63.3
  Income taxes receivable                       9.9             21.9
                                           --------         --------
 Total current assets                         715.7            599.9

Property, plant and equipment, net            289.3            304.8
Intangible assets, net                        885.1            916.7
Other assets, net                              18.3             15.8
                                           --------         --------
                                           $1,908.4         $1,837.2
                                           ========         ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $   74.2         $  106.2
  Accrued expenses and other                  144.3            173.5
  Current portion of long-term debt            93.8             70.8
  Current portion of accrued settlement
    costs                                     200.7               --
  Revolving credit facility classified
    as current                                361.0               --
  Long-term debt classified as current        637.5               --
                                           --------         --------
 Total current liabilities                  1,511.5            350.5

Revolving credit facility                        --            218.0
Long-term debt, less current portion             --            712.5
Accrued settlement costs, less current
  portion                                      33.0               --
Capital lease obligation                        9.8              9.6
Other liabilities                              97.2            135.0

Stockholders' equity:
  Preferred stock, $0.10 par value;
    10,000,000 shares authorized;
    none issued and outstanding                  --              --
  Common stock, $0.01 par value;
    220,000,000 shares authorized;
    122,923,705 shares and 122,908,698
    shares issued and outstanding at
    September 30, 1996 and December 31,
    1995, respectively                          1.2              1.2
Additional paid-in capital                    411.0            411.0
Accumulated deficit                          (155.3)            (0.6)
                                           --------          -------
  Total stockholders' equity                  256.9            411.6
                                           --------         --------
                                           $1,908.4         $1,837.2
                                           ========         ========

       See notes to unaudited consolidated financial statements.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in Millions, except per share data)
                             (Unaudited)


                                   Nine Months Ended       Three Months Ended
                                      September 30,           September 30,
                                ----------------------     ------------------
                                   1996         1995         1996      1995
                                ---------    ---------     --------  --------
Net sales                       $ 1,216.5    $ 1,028.6     $ 402.6    $ 417.5
Cost of sales                       903.9        722.4       300.1      299.7
                                ---------    ---------     -------    -------
Gross profit                        312.6        306.2       102.5      117.8
Selling, general and
  administrative expenses           223.0        162.3        75.6       66.9
Amortization of intangibles
  and other assets                   22.1         19.2         7.3        7.7
Restructuring and non-
  recurring charges                  23.0         65.0          --         --

Provision for settlements and
  related expenses                  185.0         10.0       185.0         --
                                ---------    ---------     -------    -------
Operating income (loss)            (140.5)        49.7      (165.4)      43.2
Other income (expense):
  Investment income                   1.5          1.1         0.6        0.4
  Interest expense                  (51.4)       (48.5)      (17.7)     (17.4)
                                ---------    ---------     -------    -------
Earnings (loss) before income
  taxes and extraordinary item     (190.4)         2.3      (182.5)      26.2

Provision for income taxes          (35.7)         6.7       (36.1)      11.8
                                ---------    ---------     -------    -------
Earnings (loss) before
  extraordinary item               (154.7)        (4.4)     (146.4)      14.4
Extraordinary item -
  Loss on early extinguishment
  of debt, net of income tax
  benefit of $5.2                      --         (8.3)          --        --
                                ---------    ---------    --------   --------
Net earnings (loss)             $  (154.7)   $   (12.7)   $ (146.4)  $   14.4
                                =========    =========    ========   ========
Net earnings (loss) per common
  share:
  Earnings (loss) per common
    share before extra-
    ordinary loss               $   (1.26)   $   (0.04)   $  (1.19)  $   0.12
  Extraordinary loss per
    common share                $     --     $   (0.08)   $     --   $     --
                                ---------    ---------    ---------  --------
Net earnings (loss) per common
   share                        $   (1.26)   $   (0.12)   $  (1.19)  $   0.12
                                =========    =========    ========   ========
Dividends per common share      $     --     $      --    $     --   $     --
                                =========    =========    ========   ========

      See notes to unaudited consolidated financial statements.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in Millions)
                              (Unaudited)
                                                  Nine Months Ended
                                                     September 30,
                                                --------------------
                                                  1996         1995
                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                      $(154.7)     $ (12.7)

  Adjustments to reconcile net loss to
    net cash provided by (used for)
    operating activities:
      Restructuring and non-recurring
        charges                                    23.0          65.0
      Provision for settlements and
        related expenses                          185.0          10.0
      Extraordinary loss, net of
        income tax benefits                          --           8.3
      Depreciation and amortization                63.3          52.1
      Deferred income taxes, net                  (27.4)        (27.5)
      Provision for doubtful accounts,
        net                                         9.9           3.0
      Change in assets and liabilities,
        net of effects of acquisitions:
         Increase in accounts receivable          (78.7)        (60.0)
         Decrease in inventories                    6.5           4.4
         Decrease (increase)in prepaid
           expenses and other                      (2.4)          6.5
         Change in income taxes
           receivable/payable, net                 12.0           5.4
         Decrease in accounts payable
           and other                              (34.9)         (7.0)
         Payments for restructuring
           and non-recurring charges              (14.4)         (6.7)
         Payments for settlement and
           related expenses                        (1.7)        (32.1)
         Other, net                                (3.1)         (4.3)
                                                --------      --------
  Net cash provided by (used for)operating
    activities                                    (17.6)          4.4
                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                            (46.3)        (44.3)
  Acquisitions of businesses                       (3.3)        (38.7)
  Investment in joint venture                      (2.5)           --
                                                --------      --------
  Net cash used for investing
    activities                                    (52.1)        (83.0)

                              (continued)

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                        (Dollars in Millions)
                              (Unaudited)
                                                  Nine Months Ended
                                                    September 30,
                                               -----------------------
                                                 1996           1995
                                               ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities    $  223.0      $  270.0
  Payments on revolving credit facilities         (80.0)       (265.0)
  Proceeds from long-term debt                      --          800.0
  Payments on long-term debt                      (52.1)       (430.0)
  Deferred payments on acquisitions                (9.4)        (10.3)
  Proceeds from exercise of stock options           --            0.2
  Dividends paid on common stock                    --         (474.8)
  Cash received for issuance of
    common stock                                    --          135.7
  Cash received for warrants                        --           51.0
                                               ---------     ---------
 Net cash provided by financing
    activities                                     81.5          76.8
                                               ---------     ---------
  Net increase (decrease) in cash and
    cash equivalents                               11.8          (1.8)
  Cash and cash equivalents at
    beginning of year                              16.4          26.8
                                               ---------     ---------
 Cash and cash equivalents at
    end of period                              $   28.2      $   25.0
                                               =========     =========
Supplemental schedule of cash
  flow information:
    Cash paid(received)during the period for:
      Interest                                 $   55.1      $   42.4
      Income taxes                                (15.6)         22.0

Disclosure of non-cash financing
  and investing activities:
    Common stock issued in connection
      with an acquisition                      $    --       $  539.6
    Common stock issued in connection
      with the cancellation of employee
      stock options                            $    --       $    6.9

In connection with business acquisitions,
  liabilities were assumed as follows:
    Fair value of assets acquired              $    9.6      $  775.7
    Cash paid                                      (3.4)        (38.7)
    Stock issued                                     --        (539.6)
                                               ---------     ---------
    Liabilities assumed                        $    6.2      $  197.4
                                               =========     =========

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

2.   EARNINGS PER SHARE

     Earnings per share are based upon the weighted average number of shares outstanding during the three and nine months ended September 30, 1996 of 122,922,495 shares and 122,917,281 shares, respectively, and the weighted average number of shares outstanding during the three and nine months ended September 30, 1995 of 122,908,722 and 106,424,055 shares respectively.

3.   MERGER WITH ROCHE BIOMEDICAL LABORATORIES, INC.

     On April 28, 1995, the Company completed its merger (the "Merger") with Roche Biomedical Laboratories, Inc. ("RBL").

     The following table provides unaudited pro forma operating results as if the Merger had been completed at the beginning of 1995. The pro forma information does not include the restructuring charges and extraordinary item related to the Merger. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of future operating results.

                                                Nine  Months Ended
                                                September 30, 1995
                                                ------------------
       Net sales                                      $1,275.2
       Net earnings                                       49.5
       Net earnings per common share                       0.41


4.   SETTLEMENTS AND RELATED EXPENSES

     As previously discussed in the Company's December 31, 1995 10-K and June 30, 1996 10-Q, the Office of Inspector General ("OIG") of Health and Human Services and the Department of Justice ("DOJ") is investigating certain past laboratory practices of the predecessor companies of the Company - National Health Laboratories Holdings Inc.,

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in Millions)

4.   SETTLEMENTS AND RELATED EXPENSES - Continued

Roche Biomedical Laboratories, Inc. and Allied Clinical Laboratories, Inc. The discussions have become more active in recent months. As a result of on-going negotiations with the OIG and DOJ, the Company recorded a special charge of $185.0 (the "Settlement Charge") in the third quarter of 1996 to increase reserves for settlements and related expenses of government and private claims resulting from these investigations. Due to the fact that the negotiations are on-going, the Company is unable to predict with certainty the final outcome or payment terms of a settlement if a settlement is reached. The aggregate accrual at September 30, 1996 reflects the Company's current estimate of the cost of the settlement and related expenses but, there can be no assurance that the eventual settlement or other resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below for a discussion of the impact a settlement of these matters could have on the Company's liquidity. Also see "Part II - Other Information" for additional discussion of legal proceedings.

5.   LONG-TERM DEBT

     The Company obtained waivers for the quarter ended June 30, 1996 of certain covenants contained in its existing credit agreement, as amended (the "Credit Agreement") and subsequently successfully negotiated an amendment (the "Fourth Amendment") to the Credit Agreement on September 23, 1996. The Fourth Amendment modifies the interest coverage and leverage ratios applicable to the quarters ending September 30 and December 31, 1996. The Fourth Amendment also increases the interest rate margin on its revolving credit facility (the "Revolving Credit Facility") from 0.25% to 0.875% and increases the interest rate margin on its term loan facility (the "Term Loan Facility") from 0.375% to 1.00%. As a result of the Settlement Charge taken in the third quarter of 1996, as described in Note 4, the Company obtained a waiver which excludes the Settlement Charge from covenant calculations for the periods covered by the most recent amendment. Because of the limited period covered by the Fourth Amendment, approximately $998 million of the Company's debt that otherwise would have been classified as long-term has been classified as current in the September 30, 1996 consolidated balance sheet. Such classification has created, and the terms of a settlement agreement, as discussed in Note 4, could worsen, a material deficiency in short-term liquidity.

    The Company has commenced a comprehensive analysis of its capital structure and is considering a range of alternatives for recapitalizing its balance sheet including equity and/or debt financing. Because of complexity and time frame necessary to

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in Millions)

5.   LONG-TERM DEBT -- Continued

complete any recapitalization, there can be no assurance of its completion. The Company will be required to obtain an additional waiver or amendment to the Credit Agreement at the earlier of thirty days following the completion of a settlement with the OIG or March 31, 1997, if the Company is unable to complete a recapitalization within such time periods. There can be no assurance that such a waiver or amendment can be obtained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

6.   RESTRUCTURING AND NON-RECURRING CHARGES

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

     In addition, the Company recorded certain non-recurring charges in the second quarter of 1996 related to further integration after the Merger. The Company decided to abandon certain data processing systems and therefore wrote off approximately $6.7 in capitalized software costs. In addition, the Company relocated its principal drug testing facility to accommodate consolidation of the RBL and Company operations and will incur approximately $1.3 in costs primarily related to the write off of leasehold improvements and building clean up. Finally, the Company recorded a charge of $2.0 for various other items including the write-off of certain supplies related to changes in testing methodologies to increase efficiency. As a result of these changes, some supplies were not compatible with the new testing methods and were disposed of.

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

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in Millions)

6.   RESTRUCTURING AND NON-RECURRING CHARGES - Continued

     The following represents the Company's restructuring activities for the period indicated:
                                             Asset        Lease and
                               Severance  revaluations  other facility
                                 Costs   and write-offs   obligations   Total
                               --------- -------------- -------------- -------
      Balance at
        December 31, 1995       $  12.8      $  18.6        $  18.9    $  50.3
      Additional restructuring
        charges                     8.1          1.4            3.5       13.0
      Reclassifications             1.6          0.7           (2.3)        --
      Non cash items                 --        (10.8)            --      (10.8)
      Cash payments               (11.9)          --           (1.8)     (13.7)
                                 ------      -------        -------    -------
      Balance at
        September 30, 1996      $  10.6      $   9.9        $  18.3    $  38.8
                                =======      =======        =======    =======

      Current                                                          $  24.7
      Non-current                                                         14.1
                                                                       -------
                                                                       $  38.8
                                                                       =======

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Dollars in Millions)

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, which have been described in the section of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, entitled, "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" and other documents the Company files from time to time with the Securities and Exchange Commission including the Company's quarterly reports on Form 10-Q and current reports on Form 8-K, and shareholders are specifically referred to these documents with regard to factors and conditions that may affect future results.

    Many market-based changes in the clinical laboratory business have occurred, most involving the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company
and   other  independent  clinical  laboratories.   Managed   care
providers typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. Such discounts have resulted in price erosion and have negatively impacted the Company's operating margins. In addition, managed care providers have used capitated payment contracts in an attempt to promote more efficient use of laboratory testing services. Under a capitated payment contract, the clinical laboratory and the managed care provider agree to a per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts also shift the risks of additional testing beyond that covered by the
capitated  payment to the clinical laboratory.   The  increase  in
managed care has also resulted in declines in the utilization of laboratory testing services.

   In addition, Medicare (which principally serves patients 65 and older) and Medicaid (which principally serves indigent patients) and insurers, have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices and added costs for the clinical laboratory industry by increasing complexity and adding new regulatory requirements. From time to time, Congress

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                       (Dollars in Millions)


has also considered changes to the Medicare fee schedules in conjunction with certain budgetary bills. Any changes to the Medicare fee schedules cannot be predicted at this time and management, therefore, cannot predict the impact, if any, such proposals, if enacted, would have on the results of operations of the Company.

      These market based factors have had a significant adverse impact on the clinical laboratory industry, and on the Company's
profitability.    Management  expects  that  price   erosion   and
utilization declines will continue to negatively impact net sales and the results of operations for the foreseeable future. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through the synergy program, as discussed below, and through comprehensive cost reduction programs including, but not limited to, a six month deferral on increasing wages and adding new positions implemented on July 1, 1996. In addition, the Company has targeted business development efforts in an attempt to become more judicious in pricing new business and is selectively repricing or discontinuing
business with existing accounts not meeting Company targets.   The
Company  has experienced some volume declines as a result of  this
strategy,   however,  the  third  quarter  of  1996 was  the first
quarter since the Merger that overall prices did not decline versus the immediately preceding quarter. There can be no assurance, however, of the timing or success of such measures or that the Company will not lose market share as a result of such measures.

RESULTS OF OPERATIONS
---------------------
     As a result of the Merger, the Company has realized and is expected to continue to achieve substantial savings in operating costs through the consolidation of certain operations and the elimination of redundant expenses. Such savings are being realized over time as the consolidation process is completed. As of September 30, 1996, the Company has achieved annualized net savings of approximately $111.5. Such savings include an annualized reduction of $4.3 in corporate, general and administrative expenses including the consolidation of administrative staff. Combining the NHL sales force with the RBL sales force where duplicate territories existed has added approximately $17.8 of annualized synergies. Operational savings have resulted in approximately $74.9 of annualized synergies.
These include closing of overlapping laboratories and other facilities and savings realized from additional buying power by the larger Company. The Company has also realized annualized savings of approximately $14.5 relating to employee benefits as a result of changes to certain benefit arrangements. Additional annualized savings of $8.5 are expected to be achieved over the

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                         (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
---------------------
remainder of the consolidation process. These savings will be principally achieved in operational areas from the further consolidation overlapping laboratories. To date, however, these savings have been largely offset by price erosion and utilization declines resulting from the increase in managed care and to a lesser extent from increases in other expenses such as bad debt expenses as a result of increased medical necessity requirements placed on the Company by various third-party payors. The effects of price erosion and utilization declines on the Company's results of operations would have been greater but for the savings achieved through the synergy program. There can be no assurance that the estimated additional cost savings expected to be achieved will be realized or achieved in a timely manner or that improvements, if any, in profitability will be achieved or that such savings will not be offset by increases in other expenses.

Nine  Months  Ended September 30, 1996 compared with  Nine  Months
------------------------------------------------------------------
Ended September 30, 1995.
-------------------------
    Net sales for the nine months ended September 30, 1996 were $1,216.5, an increase of 18.3% from $1,028.6 reported in the comparable  1995  period.  Net sales from  the  inclusion  of  RBL
increased   net   sales   by  approximately   $243.5   or   23.7%.
Acquisitions of small clinical laboratory companies increased net sales by approximately 1.4%. Such increases were partially offset by price erosion in the industry as a whole, lower utilization of laboratory testing and lost accounts, net of growth in new accounts and price increases in selective markets. Lower utilization of laboratory testing and price erosion primarily resulted from continued changes in payor mix brought on by the increase in managed care. The Company has targeted business development efforts in an attempt to become more judicious in pricing new business and is selectively repricing or discontinuing business with existing accounts not meeting Company targets. The Company has experienced some volume declines as a result of this strategy, however, the third quarter of 1996 was the first quarter since the Merger that overall prices did not decline versus the immediately preceding
quarter.   A reduction  in  Medicare  fee schedules  from  80%  to
76% of the national limitation amounts on January 1, 1996, reduced net sales by approximately 1.3%. Severe weather in January and February of 1996 also negatively impacted net sales.

    Cost  of  sales,   which  includes  primarily  laboratory  and
distribution costs, was $903.9 for the nine months ended September 30, 1996 compared to $722.4 in the corresponding 1995 period, an increase of $181.5 or 225.1%. Cost of sales increased approximately

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                        (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
---------------------
$181.9 or 5.2% due to the inclusion of the cost of sales of RBL. Costs of sales increased approximately $23.2 as a result of wage increases prior to the implementation of a six-month deferral on wage rate increases implemented on July 1, 1996, approximately $5.0 as a result of higher overtime and temporary employee expenses related to the acceleration of the Company's synergy program and other operational factors, approximately $6.0 due to higher depreciation and maintenance of lab equipment as a result of the Company's purchase of more sophisticated equipment to improve efficiency, and approximately $8.6 in outside collection and reference testing fees. These increases were partially offset by decreases in salaries and benefits of $36.9, rental of premises of $2.9 and several other expense categories aggregating approximately $3.4 primarily as a result of the Company's synergy and cost reduction programs. Cost of sales as a percentage of net sales was 74.3% for the nine months ended September 30, 1996 and 70.2% in the corresponding 1995 period. The increase in the cost of sales percentage of net sales primarily resulted from a reduction in net sales due to price erosion and utilization declines, each of which provided little corresponding reduction in costs, and, to a lesser extent, due to severe weather in January and February of 1996 and a reduction in Medicare fee schedules.

     Selling, general and administrative expenses increased to $223.0 for the nine months ended September 30, 1996 from $162.3 in the same period in 1995 representing an increase of $60.7 or 37.4%. The inclusion of the selling, general and administrative expenses of RBL since April 28, 1995 increased expenses by approximately $36.5 or 22.5%. Increases in salaries, overtime and temporary employee expenses, primarily related to billing issues, and related telephone and data processing costs, aggregated approximately $15.5. Also, increased medical necessity and related diagnosis code requirements of third-party payors placed on the Company at the beginning of 1996 have resulted in increased accounts receivable balances and therefore the Company has increased its monthly provision for doubtful accounts. This resulted in an increase of approximately $3.9 in the monthly provision for doubtful accounts for the nine months ended September 30, 1996 compared to the same 1995 period. In addition to increasing the monthly provision for doubtful accounts, the Company recorded $10.0 of additional provision for doubtful accounts in the second quarter of 1996 which reflects the lower collection rates experienced beginning in the second quarter as a result of the more stringent medical necessity requirements. These increases were partially offset by decreases in legal expenses, excluding settlement expenses, of $2.0, insurance of $1.3 and several other expense categories aggregating

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                        (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
---------------------
approximately $1.9. Selling, general and administrative expenses were 18.3% and 15.8% of net sales for the nine months ended September 30, 1996 and 1995, respectively. The increase in the selling, general and administrative percentage primarily resulted from increased employee expenses related to billing and the increases in the provision for doubtful accounts discussed above and to a lesser extent, from a reduction in net sales due to price erosion and utilization declines, each of which provided little corresponding reduction in costs.

   As previously discussed in the Company's December 31, 1995 10-K and June 30, 1996 10-Q, the  Office of  Inspector  General ("OIG")
of Health and Human Services and the Department of Justice ("DOJ")
is   investigating  certain  past  laboratory  practices  of   the
predecessor   companies   of  the  Company   -   National   Health
Laboratories  Holdings Inc., Roche Biomedical  Laboratories,  Inc.
and Allied Clinical Laboratories, Inc. The discussions have become
more   active   in  recent  months.   As  a  result  of   on-going
negotiations with the OIG and DOJ, the Company recorded a special charge of $185.0 (the "Settlement Charge") in the third quarter of 1996 to increase reserves for settlements and related expenses of government and private claims resulting from these investigations. Due to the fact that the negotiations are on-going, the Company is unable to predict with certainty the final outcome or payment terms of a settlement if a settlement is reached. The aggregate accrual at September 30, 1996 reflects the Company's current estimate of the cost of the settlement and related expenses but, there can be no assurance that the eventual settlement or other resolution of these matters will not have a material adverse
effect  upon  the  Company's  financial  condition,   results  of
operations or cash flow. See "Liquidity and Capital Resources" below for a discussion of the impact a settlement of these matters could have on the Company's liquidity. Also see "Part II
- Other Information" for additional discussion of legal proceedings.

     The increase in amortization of intangibles and other assets to $22.1 for the nine months ended September 30, 1996 from $19.2 in the corresponding period in 1995 primarily resulted from the Merger in April 1995.

      Interest expense was $51.4 for the nine months ended September 30, 1996 compared with $48.5 for the same period in 1995. The change resulted primarily from increased borrowings used to finance the Merger and increased accounts receivable balances partially offset by a lower effective borrowing rate. As a result of the Fourth Amendment, which resulted in increased borrowing margins, the Company's interest rate will increase by approximately 0.625% beginning in the fourth quarter of 1996.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                        (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
---------------------
     As a result of the restructuring and non-recurring charges in 1996 and 1995, the provision for income taxes is not comparable between periods. However, before charges, the Company's effective income tax rate for the nine months ended September 30, 1996 has increased from the same 1995 period as a result of increased non-deductible amortization and lower earnings before income taxes.

Three  Months Ended September 30, 1996 compared with Three  Months
------------------------------------------------------------------
Ended September 30, 1995.
-------------------------
     Net sales for the three months ended September 30, 1996 were $402.6, a decrease of 3.6% from $417.5 reported in the comparable 1995 period. Acquisitions of small clinical laboratory companies increased net sales by approximately 1.0%. Price erosion in the industry as a whole, lower utilization of laboratory testing and lost accounts, net of growth in new accounts and price increases in selective markets, accounted for the primarily offsetting reduction in net sales. Lower utilization of laboratory testing and price erosion primarily resulted from continued changes in payor mix
brought on by  the increase  in  managed care.   The  Company  has
targeted business development efforts in an attempt to become more judicious in pricing new business and is selectively repricing or discontinuing business with existing accounts not meeting Company targets. The Company has experienced some volume declines as a result of this strategy, however, the third quarter of 1996 is the first quarter since the Merger that overall prices did not decline, versus the immediately preceeding quarter. A reduction in Medicare fee schedules from 80% to 76% of the national limitation amounts on January 1, 1996, reduced net sales by approximately 1.2%.

     Cost of sales, which includes primarily laboratory and distribution costs, was $300.1 for the three months ended September 30, 1996 compared to $299.7 in the corresponding 1995 period. Costs of sales increased approximately $7.7 as a result of wage increases prior to the implementation of a six-month deferral on wage rate increases implemented on July 1, 1996, approximately $3.5 due to higher depreciation and maintenance of lab equipment as a result of the Company's purchase of more sophisticated equipment to improve efficiency, and approximately $3.3 in outside collection and reference testing fees. These increases were partially offset by decreases in salaries and benefits of $10.3, rental of premises of $2.9 and several other expense categories aggregating approximately $0.9 primarily as a result of the Company's synergy and cost reduction programs. Cost of sales as a percentage of net sales was 74.5% for the three months ended September 30, 1996 and 71.8% in the corresponding 1995 period. The increase in the cost of sales percentage of net sales primarily

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                        (Dollars in Millions)

RESULTS OF OPERATIONS - Continued
---------------------
resulted from a reduction in net sales due to price erosion and utilization declines, each of which provided little corresponding reduction in costs, and, to a lesser extent, due to severe weather in January and February of 1996 and a reduction in Medicare fee schedules.

     Selling, general and administrative expenses increased to $75.6 for the three months ended September 30, 1996 from $66.9 in the same period in 1995, an increase of $8.7 or 13.0%. Increases in salaries, overtime and temporary employee expenses, primarily related to billing issues, and related telephone and data processing costs, aggregated approximately $7.7. In addition, increased medical necessity and related diagnosis code requirements of third-party payors placed on the Company at the beginning of 1996 have resulted in increased accounts receivable balances and therefore the Company has increased its monthly provision for doubtful accounts. This resulted in an additional $3.2 in provision for doubtful accounts in the quarter ended September 30, 1996 compared to the same 1995 period. These increases were partially offset by decreases of approximately $2.2 primarily in legal expenses, excluding settlement expenses, and insurance. Selling, general and administrative expenses were 18.8% and 16.0% of net sales for the three months ended September 30, 1996 and 1995, respectively. The increase in the selling, general and administrative percentage primarily resulted from increased employee expenses related to billing and the increases in the provision for doubtful accounts discussed above and to a lesser extent, from a reduction in net sales due to price erosion and utilization declines, each of which provided little corresponding reduction in costs.

      Interest expense was $17.7 for the three months ended September 30, 1996 compared with $17.4 for the same period in 1995. The change resulted primarily from a higher average debt balances. As a result of the Fourth Amendment, which resulted in increased borrowing margins, the Company's interest rate will increase by approximately 0.625% beginning in the fourth quarter of 1996.

     As a result of the restructuring and non-recurring charges in 1996, the provision for income taxes is not comparable between periods. However, before charges, the Company's effective income tax rate for the three months ended September 30, 1996 has increased from the same 1995 period as a result of lower earnings before income taxes.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                        (Dollars in Millions)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Net cash provided by (used for) operating activities (after payment of settlement and related expenses of $1.7 and $32.1 in 1996 and 1995, respectively) for the nine months ended September 30, 1996 and 1995 was $(17.6) and $4.4, respectively. The decrease in cash flow from operations primarily resulted from an increase in accounts receivable related to increased medical necessity and related diagnosis code requirements of third-party payors placed on the Company at the beginning of 1996 and reflects the lower collection rates experienced beginning in the second quarter as a result of the more stringent requirements. In addition, increased difficulty in collecting amounts due from private insurance carriers, including certain managed care plans, has negatively impacted operating cash flow. Finally, Merger related integration issues have also resulted in increased accounts receivable balances. The Company currently has plans in place to stabilized collection rates and improve the collection of accounts receivable, such as additional billing personnel and the creation of a special task force to identify effective methods to address the more stringent requirements. To date, however, collection rates have continued to decline despite such measures and additional changes in requirements of third-party payors could increase the difficulty in collections. There can be no assurance of the success of the Company's plans to improve collections and due to changes in medical necessity requirements, the Company expects accounts receivable balances to continue to exceed 1995 levels. Capital expenditures were $46.3 and $44.3 for 1996 and 1995, respectively. The Company expects additional capital expenditures to be approximately $13.7 in 1996 to continue the Merger-related integration and to further automate laboratory processes and to improve efficiency. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's revolving credit facility as discussed below.

     As previously discussed in the Company's December 31, 1995 10-K and June 30, 1996 10-Q, the Office of Inspector General ("OIG") of Health and Human Services and the Department of Justice ("DOJ") is investigating certain past laboratory practices of the predecessor companies of the Company - National Health Laboratories Holdings Inc., Roche Biomedical Laboratories, Inc. and Allied Clinical Laboratories, Inc. The discussions have become more active in recent months. As a result of on-going negotiations with the OIG and DOJ, the Company recorded a special charge of $185.0 in the third quarter of 1996 to increase reserves for settlements and related expenses of government and private claims resulting from these investigations. Due to the fact that the negotiations are on-going, the Company is unable to predict with certainty the final outcome or payment terms of a settlement if a settlement is reached. The aggregate accrual at September 30,

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                         (Dollars in Millions)

LIQUIDITY AND CAPITAL RESOURCES - Continued
-------------------------------
1996 reflects the Company's current estimate of the cost of the settlement and related expenses but, there can be no assurance that the eventual settlement or other resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flow. Also see "Part II - Other Information" for additional discussion of legal proceedings.

      The Company obtained waivers for the quarter ended June 30, 1996 of certain covenants contained in its existing credit agreement, as amended (the "Credit Agreement") and subsequently successfully negotiated an amendment (the "Fourth Amendment") to the Credit Agreement on September 23, 1996. The Fourth Amendment modifies the interest coverage and leverage ratios applicable to the quarters ending September 30 and December 31, 1996. The Fourth Amendment also increases the interest rate margin on its revolving credit facility (the "Revolving Credit Facility") from 0.25% to 0.875% and increases the interest rate margin on its term loan facility (the "Term Loan Facility") from 0.375% to 1.00%. As a result of the Settlement Charge taken in the third quarter of 1996, as described above, the Company obtained a waiver which excludes the special charge from covenant calculations for the periods covered by the most recent amendment. Because of the limited period covered by the Fourth Amendment, approximately $998 million of the Company's debt that otherwise would have been classified as long-term has been classified as current in the September 30, 1996 consolidated balance sheet. Such classification has created, and payments which may become due in connection with an OIG settlement, as discussed above, could worsen, a material deficiency in short-term liquidity.

      The Company has commenced a comprehensive analysis of its capital structure and is considering a range of alternatives for recapitalizing its balance sheet including equity and/or debt financing from both public and private sources. Because of the complexity and time frame necessary to complete any recapitalization, there can be no assurance of its completion. The Company will be required to obtain an additional waiver or amendment to the Credit Agreement at the earlier of thirty days following the completion of a settlement with the OIG or March 31, 1997, if the Company is unable to complete a recapitalization within such time period. There can be no assurance that such a waiver or amendment can be obtained.

     As of September 30, 1996 the Company had available, under the Credit Agreement, a revolving credit facility of $450.0 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility were $361.0 as of September 30, 1996, however, in October 1996, the Company borrowed an additional $60.0 to meet a scheduled payment on the Term Loan Facility and provide cash for operations. Cash and cash equivalents on hand and additional

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                         (Dollars in Millions)

LIQUIDITY AND CAPITAL RESOURCES - Continued
-------------------------------
borrowing capabilities of $29.0 under the Revolving Credit Facility are expected to be sufficient to meet anticipated operating
requirements,   debt  repayments  and provide  funds  for  capital
expenditures and working capital for the near term, however, further deterioration in cash flow from operations in the fourth quarter of 1996, payments which may become due in connection with an OIG settlement, or the failure to secure additional equity and/ or debt financing in the first quarter of 1997 could result in a cash deficiency.

     The Company is a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 million of its floating rate debt under the Term Loan Facility. The agreements effectively change the interest rate exposure on $600.0 of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in the nine months ended September 30, 1996 were approximately $1.5. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998. The estimated unrealized loss on such agreements was approximately $1.7 at October 31, 1996.

     See Note 6 of the Notes to Unaudited Consolidated Financial Statements which sets forth the Company's restructuring activities for 1996. Future cash payments under the restructuring plan are expected to be $14.8 over the next twelve months and $14.1 thereafter.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES


                    PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

   As previously discussed in the Company's December 31, 1995 10-K (the "1995 10-K"), the Office of Inspector General ("OIG") of Health and Human Services and the Department of Justice ("DOJ") is investigating certain past laboratory practices of NHL, RBL, and
Allied   Clinical   Laboratories,  Inc.  ("Allied"),   a   Company
subsidiary.    These   investigations   and   related   settlement
discussions  have  become  more  active  in  recent  months.    If
settlement is not reached, the government is likely to proceed to trial on civil and possibly criminal claims. If the OIG or DOJ were  to  successfully prove a violation of laws  related  to  the
Medicare and Medicaid programs, potential sanctions may include significant fines, recovery of treble amounts paid to the clinical laboratory for the tests involved, and in the case of a criminal conviction, mandatory exclusion from the Medicare and Medicaid
programs  for  a  period  of at least five  years.   A  successful
prosecution of a civil fraud or false claims action could also result in the exercise of the OIG's authority to seek the permissive exclusion of the offending entity or entities from participation in the Medicare and Medicaid programs for a set period of years. Although neither the 1992 Government Settlement entered into by NHL (as more fully discussed in the 1995 10-K) nor, based on published reports, any settlement agreements with the OIG entered into by other major clinical laboratory companies, provided for the exclusion from participation in the Medicare and Medicaid programs, there can be no assurance that the Company will be able to negotiate settlement agreements with similar terms. Any such exclusion would likely have a material adverse effect on the Company, including on the Company's non-Medicare and non-Medicaid testing business. As a result of on-going negotiations with the OIG and DOJ, the Company recorded the Settlement Charge of $185.0 in the third quarter of 1996 to increase reserves for settlements and related expenses of government and private claims
resulting from  these investigations.   Due  to  the fact that the
negotiations are on-going, the Company is unable to predict with certainty the final outcome or payment terms of a settlement if a settlement is reached. The aggregate accrual at September 30, 1996 reflects the Company's current estimate of the cost of the settlement and related expenses but, there can be no assurance that the eventual settlement or other resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flow.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10 Third Waiver to the Credit Agreement dated as of November 4, 1996 among the Company, the banks named therein and Credit Suisse (New York Branch) as Administrative Agent.
                      (a)
               10.1 Fourth Amendment to the Credit Agreement dated as of September 23, 1996 among the Company, the banks named therein and Credit Suisse (New York Branch) as Administrative Agent.(b)
               10.2 Special Severance Agreement dated June 28, 1996 between the Company and Timothy J. Brodnik.(c)
               10.3 Special Severance Agreement dated July 12, 1996 between the Company and John F. Markus.(c)
               10.4 Special Severance Agreement dated June 28, 1996 between the Company and Robert E. Whalen. (c)
               10.5 Laboratory Corporation of America Holdings Master Senior Executive Severance Plan.(c)
               20     Press release of the Registrant dated
                      September 27, 1996. (b)
               20.1   Press release of the Registrant dated
                      November 14, 1996. (a)
               27     Financial Data Schedule (electronically
                      filed version only).

          (b)  Reports on Form 8-K

                   1) A report on Form 8-K dated September 23,
                      1996 was filed on September 30, 1996 in
                      connection with Fourth Amendment to the
                      Credit Agreement dated September 23, 1996.

                   2) A report on Form 8-K dated October 24,
                      1996 was filed on October 24, 1996 in
                      connection with certain changes in
                      executive officers of the Registrant.
-------------------
(a)  Filed herewith
(b) Incorporated by reference herein to the report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on September 30, 1996.
(c) Incorporated by reference herein to the report on Form 8-K filed with the SEC on October 24, 1996.

                     S I G N A T U R E S


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              LABORATORY CORPORATION OF AMERICA HOLDINGS
                           Registrant



                           By:/s/ WESLEY R. ELINGBURG
                              ---------------------------------
                                  Wesley R. Elingburg
                                  Executive Vice President, Chief
                                  Financial Officer and Treasurer
                                  (Principal Accounting Officer)



Date: November 14, 1996