Form 10-K405
period 1996-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1997-04-11
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K
(Mark One)
  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
     EXCHANGE ACT OF 1934
For the fiscal year ended           DECEMBER 31, 1996
                         ---------------------------------------------------
                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  ---------------------
Commission file number                   1-11353
                      ------------------------------------------------------
                    LABORATORY CORPORATION OF AMERICA HOLDINGS
----------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)
          DELAWARE                          13-3757370
----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

                358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA
----------------------------------------------------------------------------

                                910-229-1127
----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of exchange on which registered
---------------------------        ------------------------------------
Common Stock, $0.01 par value          New York Stock Exchange
Common Stock Purchase Warrants         New York Stock Exchange

Securities registered pursuant to Section 12(g)of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   -----  ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----
State the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the price at which the stock was sold as of a specified date within 60 days prior to the date of filing:
$215,620,388 at March 14, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 122,935,080 shares at March 14, 1997, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd. The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of March 15, 1997, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.


                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Laboratory Corporation of America Holdings is one of the three largest independent clinical laboratory companies in the United States based on 1996 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other clinical states. Since its founding in 1971, the Company has grown into a network of 28 major laboratories and approximately 1,500 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 48 states.

     The Company has achieved a substantial portion of its growth through acquisitions. On April 28, 1995, the Company completed a merger with Roche Biomedical Laboratories, Inc. ("RBL"), an indirect subsidiary of Roche Holdings Inc. ("Roche"), pursuant to an Agreement and Plan of Merger dated as of December 13, 1994 (the "Merger"). In connection with the Merger, the Company changed its name from National Health Laboratories Holdings Inc. ("NHL") to Laboratory Corporation of America Holdings. In June 1994, the Company acquired Allied Clinical Laboratories, Inc.("Allied"), then the sixth largest independent clinical laboratory testing company in the United States (based on 1993 net revenues)(the "Allied Aquisition"). In addition to the Merger and the Allied Acquisition, since 1993, the Company has acquired a total of 57 small clinical laboratories with aggregate sales of approximately $182.4 million.

RECENT DEVELOPMENTS

     During 1996 and the early part of 1997, the Company has undergone significant changes in management with Thomas P. Mac Mahon assuming the role of President and Chief Executive Officer in January 1997 in addition to his position as Chairman. Prior to such time Mr. Mac Mahon served as Senior Vice President of Roche and President of Roche Diagnostics Group where he was responsible for the management of all United States operations of the diagnostic businesses of Roche. In addition to Mr. Mac Mahon, the Company is led by a new Chief Financial Officer, Wesley R. Elingburg, formerly Senior Vice President_Finance, and a new management committee.

     As part of an examination of the rapid growth of Federal expenditures for clinical laboratory services, several Federal agencies, including the Federal Bureau of Investigation, the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS") and the Department of Justice ("DOJ"), have investigated allegations of fraudulent and abusive conduct by health care providers. On November 21, 1996, the Company reached a settlement with the OIG and the DOJ regarding the prior billing practices of various of its predecessor companies (the "1996 Government Settlement"). Consistent with this overall settlement the Company paid $187 million to the Federal Government in December 1996, with proceeds from a loan from Roche (the "Roche Loan"). As a result of negotiations related to the 1996 Government Settlement, the Company recorded a charge of $185 million in the third quarter of 1996 to increase reserves for the 1996 Government Settlement, and other related expenses of government and private claims resulting therefrom.

     During 1996, management began implementing a new business strategy in response to the Company's declining performance. These new strategic objectives are as follows: remaining a low cost provider of clinical testing services; providing high quality service to its clients; and improving account profitability. See "Management's Discussion and Analysis of Results of Operations and Financial Condition", "Business-Management Information Systems" and "-- Sales and Marketing and Client Service". In addition, the Company is focused on certain growth initiatives beyond the routine clinical laboratory testing. In particular the Company is focused on increasing market share in certain sections of the market by providing innovative services in three primary areas: (i) hospital alliances; (ii) specialty and niche businesses; and (iii) direct marketing to payors. See "Business--Affiliations and Alliances," "--Testing Services" and "--PCS Health Systems, Inc."

     In February 1997, the Company filed a registration statement with the Securities and Exchange Commission (the "Commission") relating to the proposed offering of an aggregate of $500.0 million of convertible preferred stock issuable in two series pursuant to transferable subscription rights to be granted on a pro rata basis to each stockholder of the Company (the "Rights Offering"). Rights holders who exercise their rights in full will also be entitled to subscribe for additional shares of preferred stock issuable pursuant to any unexercised rights.

     The proceeds of the Rights Offering will be used to reduce amounts outstanding under the Company's revolving and term loan credit facilities, repay the Roche Loan, and pay fees and expenses related to the Rights Offering and the Amended Credit Agreement discussed below.

     In March 1997, the Company entered into the Sixth Amendment and Waiver (the "Sixth Amendment") to its credit agreement (the "Existing Credit Agreement"). The Sixth Amendment eliminates amortization payments on its term loan facility (the "Term Loan Facility") under the Existing Credit Agreement for 1997 and modifies the interest coverage and leverage ratios for the quarterly periods through December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Pursuant to this amendment, the Company paid an amendment fee of 37.5 basis points on commitments and will pay an additional fee of 62.5 basis points if the Rights Offering is not completed by June 30, 1997.

     In addition, the Roche Loan was originally due on March 31, 1997. In March 1997, the Company negotiated an amendment to the Roche Loan which provided for an extension of the due date to March 31, 1998.

     The Company also entered into an amended and restated credit agreement (the "Amended Credit Agreement") with its lenders under the Existing Credit Agreement which will become effective upon completion of the Rights Offering following satisfaction of certain conditions precedent. The Amended Credit Agreement makes available to the Company a term loan facility of $693.8 million (the "Amended Term Loan Facility") and a $450.0 million revolving credit facility (the "Amended Revolving Credit Facility"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the Notes to Consolidated Financial Statements for a complete description of the Existing Credit Agreement and the Amended Credit Agreement.

THE CLINICAL LABORATORY TESTING INDUSTRY

     Laboratory tests and procedures are used generally by hospitals, physicians and other health care providers and commercial clients to assist in the diagnosis, evaluation, detection, monitoring and treatment of diseases and other medical conditions through the examination of substances in the blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical testing, which is performed on body fluids including blood and urine, or anatomical pathology testing, which is performed on tissue and other samples, including human cells. Clinical and anatomical pathology procedures are frequently ordered as part of regular physician office visits and hospital admissions in connection with the diagnosis and treatment of illnesses. Certain of these tests and procedures are used principally as tools in the diagnosis and treatment of a wide variety of medical conditions such as cancer, AIDS, endocrine disorders, cardiac disorders and genetic disease. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, PAP smears, AIDS tests, microbiology cultures and procedures and alcohol and other substance-abuse tests.

     The clinical laboratory industry consists primarily of three types of providers: hospital based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company.

     The Company believes that in 1996 approximately 50% of the clinical testing revenues in the United States were derived by hospital-based laboratories, approximately 15% were derived by physicians in their offices and laboratories and approximately 35% were derived by independent clinical laboratories. The Health Care Financing Administration ("HCFA") of HHS has estimated that in 1996 there were over 5,000 independent clinical laboratories in the United States.

EFFECT OF MARKET CHANGES ON THE CLINICAL LABORATORY BUSINESS

     Many market-based changes in the clinical laboratory business have occurred, most involving the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care providers typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. Such discounts have resulted in price erosion and have negatively impacted the Company's operating margins. In addition, managed care providers have used capitated payment contracts in an attempt to promote more efficient use of laboratory testing services. Under a capitated payment contract, the clinical laboratory and the managed care provider agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts also shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 1996 such contracts accounted for approximately $64.5 million in net sales. The increase in managed-cost health care has also resulted in declines in the utilization of laboratory testing services.

     In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally serves indigent patients) and insurers have increased their effort to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices and added costs and decreasing test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules in conjunction with certain budgetary bills. Any future changes to the Medicare fee schedules cannot be predicted at this time and management, therefore, cannot predict the impact, if any, such proposals, if enacted, would have on the results of operations of the Company.

     The Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including primarily: an expanded base of scientific knowledge which has led to the development of more sophisticated specialized tests and increased the awareness of physicians of the value of clinical laboratory testing as a cost-effective means of prevention, early detection of disease and monitoring of treatment. Additional factors which have contributed to recent volume growth include: an increase in the number and types of tests which are, due to advances in technology and increased cost efficiencies, readily available on a more affordable basis to physicians; expanded substance-abuse testing by corporations and governmental agencies; increased testing for sexually transmitted diseases such as AIDS; and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third party payors, particularly managed care organizations.

LABORATORY TESTING OPERATIONS AND SERVICES

     The Company has 28 major laboratories, and approximately 1,500 service sites consisting of branches, patient service centers and STAT laboratories. A "branch" is a central office which collects specimens in a region for shipment to one of the Company's laboratories for testing. Test results can be printed at a branch and conveniently delivered to the client. A branch also is used as a base for sales staff. A "patient service center" generally is a facility maintained by the Company to serve the physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers also function as "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. The Company processed an average of approximately 250,000 patient specimens per day in 1996. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information.

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

TESTING SERVICES

     Routine Testing

     The Company currently offers over 1,700 different clinical laboratory tests or procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication or to search for an otherwise undiagnosed condition. The most frequently requested routine tests include blood chemistry analyses, urinalyses, blood cell counts, pap smears and AIDS tests. These routine procedures are most often used by practicing physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish an in-house laboratory to perform some of the tests.

     The Company performs this core group of routine tests in each of its 28 major regional laboratories, which constitutes a majority of the testing performed by the Company. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

     Specialty and Niche Testing

     While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized in nature. Certain types of unique testing capabilities and/or client requirements have been developed into specialty or niche businesses by the Company which have become a primary growth strategy for the Company. In general the specialty and niche businesses are designed to serve two market segments: (i) markets which are not served by the routine clinical testing laboratory and therefore are subject to less stringent regulatory and reimbursement constraints; and (ii) markets which are served by the routine testing laboratory and offer the possibility of adding related services from the same supplier. The Company's research and development group continually seeks new and improved technologies for early diagnosis. For example, the Company's Center for Molecular and Biology and Pathology is a leader in molecular diagnostics and polymerase chain reaction technologies which are often able to provide earlier and more reliable information regarding HIV, genetic diseases, cancer and many other viral and bacterial diseases. Management believes these technologies may represent a significant savings to managed care organizations by increasing the detection of early stage (treatable) diseases. Also, the Company recently acquired Genetic Design, Inc. and management believes it is now the largest provider of identity testing services in the United States. The following are specialty and niche businesses in which the Company offers testing and related services:

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

  Diagnostic Genetics. The Company offers cytogenetic, biochemical and molecular genetic tests.

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

     The specialized or niche testing services noted above, as well as other complex procedures, are sent to designated facilities where the Company has concentrated the people, instruments and related resources for performing such procedures so that quality and efficiency can be most effectively monitored. The Company's Center for Molecular Biology and Pathology in Research Triangle Park, North Carolina, also specializes in new test development and education and training related thereto.

CLIENTS

     The Company provides testing services to a broad range of health care providers. During the year ended December 31, 1996, no client or group of clients under the same contract accounted for more than two percent of the Company's net sales. The primary client groups serviced by the Company include:

     Independent Physicians and Physician Groups

     Physicians requiring testing for their patients who are unaffiliated with a managed care plan are one of the Company's primary sources of testing services. Fees for clinical laboratory testing services rendered for these physicians are billed either to the physician, to the patient or the patient's third party payor such as insurance companies, Medicare and Medicaid. Billings are typically on a fee-for service basis. If the billings are to the physician, they are based on the wholesale or customer fee schedule and subject to negotiation. Otherwise, the patient is billed at the laboratory's retail or patient fee schedule and subject to third party payor limitations and negotiation by physicians on behalf of their patients. Medicare and Medicaid billings are based on government set fee schedules.

     Hospitals

     The Company serves hospitals with services ranging from routine and specialty testing to contract management services. Hospitals generally maintain an on-site laboratory to perform immediately needed testing on patients receiving care. However, they also refer less time sensitive procedures, less frequently needed procedures and highly specialized procedures to outside facilities, including independent clinical laboratories and larger medical centers. The Company typically charges hospitals for any such tests on a fee-for-service basis which is derived from the Company's customer fee schedule.

     HMOs and Other Managed Care Groups

     The Company serves HMOs and other managed care organizations. These medical service providers typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. Testing is mostly performed on a capitated basis for managed care organizations. Under a capitated payment contract, the Company agrees to cover all laboratory tests during a given month for which the managed care organization agrees to pay a flat monthly fee. The tests covered under agreements of this type are negotiated for each contract, but usually include mostly routine tests and exclude highly specialized tests. Many of the national and large regional managed care organizations prefer to use large independent clinical labs such as the Company because they can service them on a national basis.

     Other Institutions

     The Company serves other institutions, including governmental agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company's testing capabilities. The institutions typically pay on a negotiated or bid fee-for-service basis.

PAYORS

     Most testing services are billed to a party other than the "client" that ordered the test. In addition, tests performed by a single physician may be billed to different payors depending on the medical benefits of a particular patient. Payors other than the direct patient, include, among others, insurance companies, managed care organizations, Medicare and Medicaid. Based on the year ended December 31, 1996 billings to the Company's respective payors based on the total volume of accessions are as follows:

                         Accession Volume as a %     Revenue
                               of Total               per
                                1996                 Accession
                         -----------------------     ---------
Private Patients               3 -  5%               $65 - 75
Medicare, Medicaid and
  Insurance                   25 - 30%               $25 - 35
Commercial Clients            45 - 50%               $15 - 25
Managed Care                  15 - 20%               $10 - 30

AFFILIATIONS AND ALLIANCES

     The Company provides management services in a variety of health care settings. The Company generally supplies the laboratory manager and other laboratory personnel, as well as equipment and testing supplies, to manage a laboratory that is owned by a hospital, managed care organization or other health care provider. In addition, the Company maintains a data processing system to organize and report test results and to provide billing and other pertinent information related to the tests performed in the managed laboratory. Under the typical laboratory management agreement, the laboratory manager, who is employed by the Company, reports to the hospital or clinic administration. Thus, the hospital or clinic ("Provider") maintains control of the laboratory. A pathologist designated by the Provider serves as medical director for the laboratory.

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

     One of the Company's primary growth strategies is to develop an increasing number of hospital alliances. These alliances can take several different forms including laboratory management contracts, discussed above, reference agreements and joint ventures. As hospitals continue to be impacted by decreasing fee schedules from third party payors and managed care organizations, the Company believes that they will seek the most cost-effective laboratory services for their patients. Management believes the Company's economies of scale as well as its delivery system will enable it to assist the hospital in achieving its goals. These alliances are generally more profitable than the Company's core business due to the specialized nature of many of the testing services offered in the alliance program. In 1996, the Company added 6 alliance agreements with hospitals, physician groups and other care provider organizations representing approximately $20 million of annual sales. This increased the total number of alliances to 20 at December 31, 1996 from 14 at December 31, 1995.

PCS HEALTH SYSTEMS, INC.

     In 1996 the Company began to focus efforts on selling its services directly to payors of laboratory services. As a result of that focus, the Company entered into an agreement with PCS Health Systems, Inc. ("PCS") to provide laboratory services as an extension of its prescription card services. PCS, a wholly-owned subsidiary of Eli Lilly and Company, is one of the leading pharmacy benefit management companies in the United States with 58 million members covered by its programs and services. The arrangement with PCS is modeled after the current PCS prescription benefit plan. Patients will be provided with identification cards indicating beneficiary eligibility for both PCS prescription benefits and Company testing services. The Company will provide testing services as requested and bill PCS based on a predetermined fee schedule. The Company will pay PCS certain percentage and fixed fees for adjudication of claims.

     The process begins when a test sample is collected at the physician's office or local Company service center. Patient eligibility will be determined at the time of testing through interface with the PCS information system which will expedite processing of the claim for reimbursement. The laboratory sample will be sent via the courier to the Company testing facility. After tests are completed, the results are forwarded to the physician and the billing information regarding the tests performed are sent to PCS for plan processing and claim remittance.

     The benefits to the client under the PCS arrangement include the ability to tailor the program to meet the specific needs of client companies and their employees and the ability to provide (i) combined utilization reporting for potential outcomes measurement and disease management and (ii) consistent, cost effective, quality laboratory services to employees in several geographic locations through the Company's national presence. The benefits to the Company are the ability to ensure eligibility at the time of specimen collection, pricing above the Company's current composite price per accession despite a significant discount to the client and improved cash flow through contracted reimbursement. The Company expects to begin to realize revenues from this agreement beginning in the second half of 1997.

SALES AND MARKETING AND CLIENT SERVICE

     The Company offers its services through a combination of direct sales generalists and specialists. Sales generalists market the mainstream or traditional routine laboratory services primarily to physicians, while specialists concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as identity testing or genetic testing. Specialist positions are established when an in-depth level of expertise is necessary to effectively offer the specialized services. When the need arises, specialists and generalists work cooperatively to address specific opportunities. At December 31, 1996, the Company employed approximately 267 generalists and 81 specialists. The Company's sales generalists and specialists are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are primarily based upon the individual's productivity in generating new business for the Company.

     The Company also employs customer service associates ("CSAs") to interact with clients on an ongoing basis. CSAs monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client's regular point of contact with the Company. At December 31, 1996, the Company employed approximately 370 CSAs. CSAs are compensated with a combination of salaries and bonuses commensurate with each individual's qualifications and responsibilities.

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

     The Company competes primarily on the basis of the quality of its testing, reporting and information systems, its reputation in the medical community, the pricing of its services and its ability to employ qualified personnel. As a result of the required focus on the consolidation process related to the Merger, however, the Company believes that its level of client service has been negatively impacted. Therefore, in 1997, with the consolidation process substantially completed, one of the Company's goals is to improve client service. An important factor in improving client service includes the Company's initiatives to improve its billing process. See "_Billing."

INFORMATION SYSTEMS

     The Company has developed and implemented sophisticated management information systems to monitor operations and control costs. All financial functions are centralized in Burlington, North Carolina including purchasing and accounting. Management believes this provides greater control over spending as well as increased supervision and monitoring of results of operations.

     The Company believes that the health care provider's need for data will continue to place high demands on its information systems staff. The Company operates several systems to handle laboratory, billing and financial data and transactions. The Company believes that the efficient handling of information involving clients, patients, payors and other parties will be a critical factor in the Company's future success. The Company's Corporate Information Systems Division manages its information resources and programs on a consolidated basis in order to achieve greater efficiency and economies of scale. In addition, as a key part of its response to these challenges, the Company employs a Chief Information Officer, whose responsibility is to integrate, manage and develop the Company's information systems.

     In 1996, information systems activities have been focused on selection and consolidation of the Company's multiple laboratory and billing systems to standardized laboratory testing and billing systems. The Company has also been focused on the establishment of regional data centers to handle all of the information processing needs of the Company. The Company believes that it can benefit from the conversion of its multiple billing systems into a centralized system which it plans to implement once problems with the collection of accounts receivable balances resulting from increased medical necessity and diagnosis code requirements are corrected. These conversions are expected to be completed within two years. The Company does not anticipate that the conversion costs will result in a significant increase in capital expenditures over the levels spent during the last several years.

BILLING

     Billing for laboratory services is a complicated process. Laboratories must bill many different payors such as doctors, patients, hundreds of different insurance companies, Medicare, Medicaid and employer groups, all of whom have different billing requirements. The Company believes that a majority of its bad debt expense is the result of non-credit related issues which slow the billing process, create backlogs of unbilled requisitions and generally increase the aging of accounts receivable. A primary cause of bad debt expense is missing or incorrect billing information on requisitions. The Company believes that this experience is similar to that of its primary competitors. The Company performs the requested tests and returns back the test results regardless of whether billing information has been provided at all or has been provided incorrectly. The Company subsequently attempts to obtain any missing information or rectify any incorrect billing information received from the health care provider. Among the many other factors complicating the billing process are more complicated billing arrangements due to contracts with third-party administrators, disputes between payors as to the party responsible for payment of the bill and auditing for specific compliance issues. Ultimately, if all issues are not resolved in a timely manner, the related receivables are written off.

     The Company's bad debt expense has increased since the Merger principally due to three developments that have further complicated the billing process: (1) increased complexities in the billing process due to requirements of managed care payors; (2) increased medical necessity and diagnosis code requirements; and (3) existence of multiple billing information systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     During the fourth quarter of 1995 and the second quarter of 1996, the Company recorded pre-tax special charges of $15 million and $10 million, respectively, based on the Company's determination that additional reserves were needed to cover potentially lower collection rates from several third-party payors. The 1995 charge was necessitated by the deterioration in the Company's accounts receivable collection rates in the fourth quarter of 1995 primarily due to the effect of increased medical necessity and diagnosis code requirements of third party payors placed on the Company in the second half of 1995. Additional such requirements were placed on the Company at the beginning of 1996, which resulted in a further deterioration in accounts receivable collection rates in the second quarter of 1996. As a result of this further deterioration, the Company recorded the special charge of $10.0 million in the second quarter of 1996. In addition, the Company increased its monthly provision for doubtful accounts beginning in the third quarter of 1996 as a result of continued lower collection rates. To date, accounts receivable balances have continued to grow even though revenues have not increased. Although there can be no assurance of success, the Company has recently developed a number of initiatives to address the complexity of the billing process and to improve collection rates. These initiatives include: reorganization of departments to allow for more focus on specific issues; retention of management consultants to assess the situation and assist in re-engineering the billing process; establishment of a project group to address inaccurate and missing billing information captured when the specimen is received; addition of staff in each operating division to train field personnel in billing matters and to review and approve contracts with third-party payors to ensure that contracts can be properly billed; and training of clients related to limited coverage tests and the importance of providing diagnosis codes pertaining to such tests. Additionally, the Company believes that it can benefit from the conversion of its multiple billing systems into a centralized system which it plans to implement once the growth in accounts receivable is stabilized.

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

     The CAP accreditation program involves both on-site inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory is accredited by the CAP. The CAP is an independent non-governmental organization of board certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. The CAP has been accredited by HCFA to inspect clinical laboratories to determine Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (collectively, as amended "CLIA") standards. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. All of the Company's major laboratories are accredited by the CAP.

COMPETITION

     The clinical laboratory business is intensely competitive. The Company believes that in 1996 the entire United States clinical laboratory testing industry had revenues exceeding $36 billion; approximately 50% of such revenues were attributable to hospital-affiliated laboratories, approximately 35% were attributable to independent clinical laboratories and approximately 15% were attributable to physicians in their offices and laboratories. As recently as 1993, there were seven laboratories that provided clinical laboratory testing services on a national basis: NHL, RBL, Quest Diagnostics Incorporated, formerly known as Corning Clinical Laboratories ("Quest"), SmithKline Beecham Clinical Laboratories, Inc. ("SmithKline"), Damon Corporation, Allied and Nichols Institute. Apart from the Merger and the Allied Acquisition, Quest acquired Nichols Institute in August 1994 and Damon Corporation in August 1993. In addition, in the last several years a number of large regional laboratories have been acquired by national clinical laboratories. There are presently three national independent clinical laboratories: the Company, Quest, which had approximately $1.6 billion in revenues from clinical laboratory testing in 1996; and SmithKline, which had approximately $1.3 billion in revenues from clinical laboratory testing in 1996.

     In addition to the two other national clinical laboratories, the Company competes on a regional basis with many smaller regional independent clinical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that the following factors, among others, are often used by health care providers in selecting a laboratory: (i) pricing of the laboratory's test services; (ii) accuracy, timeliness and consistency in reporting test results; (iii) number and type of tests performed; (iv) service capability and convenience offered by the laboratory; and (v) its reputation in the medical community. The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies to improve its competitive position. See "_Clients" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company believes that consolidation will continue in the clinical laboratory testing business. In addition, the Company believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratories testing market due to a number of external factors including cost efficiencies afforded by large-scale automated testing, Medicare reimbursement reductions and the growth of managed health care entities which require low-cost testing services and large service networks. In addition, legal restrictions on physician referrals and the ownership of laboratories as well as increased regulation of laboratories are expected to contribute to the continuing consolidation of the industry.

EMPLOYEES

     At December 31, 1996, the Company employed approximately 22,000 people. These include approximately 18,000 full-time employees and approximately 4,000 part-time employees, which represents the equivalent of approximately 19,300 persons full-time. Of the approximately 19,300 full-time equivalent employees, approximately 400 are sales personnel, approximately 17,000 are laboratory and distribution personnel and approximately 1,900 are administrative and data processing personnel. A subsidiary of the Company has one collective bargaining agreement which covers approximately 20 employees and believes that its overall relations with its employees are good.

REGULATION AND REIMBURSEMENT

     General

     The clinical laboratory industry is subject to significant governmental regulation at the Federal, state and local levels. Under CLIA, virtually all clinical laboratories, including those owned by the Company, must be certified by the Federal government. Many clinical laboratories must also meet governmental standards, undergo proficiency testing and are subject to inspection. Certifications or licenses are also required by various state and local laws.

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

     Regulation of Clinical Laboratories

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

     In 1992, HHS published regulations implementing CLIA. The quality standards and enforcement procedure regulations became effective in 1992, although certain personnel, quality control and proficiency testing requirements are currently being phased in by HHS. The quality standards regulations divide all tests into three categories (waivered, moderate complexity and high complexity) and establish varying requirements depending upon the complexity of the test performed. A laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only one or more of approximately twelve routine "waivered" tests may apply for a waiver from most requirements of CLIA. All major and many smaller company facilities are certified by CLIA to perform high complexity testing. The remaining smaller testing sites of the Company are certified by CLIA to perform moderate complexity testing or have obtained a waiver from most requirements of CLIA. Generally, the HHS regulations require, for laboratories that perform high complexity or moderate complexity tests, the implementation of systems that ensure the accurate performance and reporting of test results, establishment of quality control systems, proficiency testing by approved agencies and biennial inspections.

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

     Regulation Affecting Reimbursement of Clinical Laboratory Services

     Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Laboratories bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount for clinical laboratory services furnished to Medicaid recipients. In 1996 and 1995, the Company derived approximately 23% and 28%, respectively, of its net sales from tests performed for beneficiaries of Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs because clients often want a single laboratory to perform all of their testing services. Since 1984, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. In 1993, pursuant to provisions in the Omnibus Budget and Reconciliation Act of 1993 ("OBRA `93"), Congress reduced, effective January 1, 1994, the Medicare national limitations from 88% of the 1984 national median to 76% of the 1984 national median, which reductions were implemented on a phased-in basis from 1994 through 1996 (to 84% in 1994, 80% in 1995 and 76% in 1996). The 1996 reduction to 76% was implemented as scheduled on January 1, 1996. OBRA `93 also eliminated the provision for annual fee schedule increases based upon the consumer price index for 1994 and 1995. These reductions were partially offset, however, by annual consumer price index fee schedule increases of 3.2% and 2.7% in 1996 and 1997, respectively. Because a significant portion of the Company's costs are relatively fixed, these Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if additional Medicare reductions will be implemented.

     On January 1, 1993, numerous changes in the Physicians' Current Procedural Terminology ("CPT") were published. The CPT is a coding system that is published by the American Medical Association. It lists descriptive terms and identifying codes for reporting medical and medically related services. The Medicare and Medicaid programs require suppliers, including laboratories, to use the CPT codes when they bill the programs for services performed. HCFA implemented these CPT changes for Medicare on August 1, 1993. The CPT changes have altered the way the Company bills third-party payors for some of its services, thereby reducing the reimbursement the Company receives from those programs for some of its services. For example, certain codes for calculations, such as LDL cholesterol, were deleted and are no longer a payable service under Medicare and Medicaid.

     Moreover, Medicare denied reimbursement to NHL for claims submitted for HDL cholesterol and serum ferritin (a measure of iron in the blood) tests from September 1993 to December 1993, at which time NHL removed such tests from its basic test profiles.

     In 1996, the HCFA implemented changes in the policies used to administer Medicare payments to clinical laboratories for the most frequently performed automated blood chemistry profiles. Among other things, the changes established a consistent standard nationwide for the content of the automated chemistry profiles. Another change incorporated in the HCFA policy requires laboratories performing certain automated blood chemistry profiles to obtain and provide documentation of the medical necessity of tests included in the profiles for each Medicare beneficiary. The Company expects to incur additional costs associated with the implementation of these requirements. The amount of additional costs and potential reductions in reimbursement for certain components of chemistry profiles and the impact on the Company's financial condition and results of operations have not yet been determined.

     Future changes in Federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on the Company. The Company is unable to predict, however, whether and what type of legislation will be enacted into law.

     Fraud and Abuse Regulations

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

     In October 1994, the OIG issued a Special Fraud Alert, which set forth a number of practices allegedly engaged in by clinical laboratories and health care providers that the OIG believes violate the anti-kickback laws. These practices include providing employees to collect patient samples at physician offices if the employees perform additional services for physicians that are typically the responsibility of the physicians' staff; selling laboratory services to renal dialysis centers at prices that are below fair market value in return for referrals of Medicare tests which are billed to Medicare at higher rates; providing free testing to a physician's HMO patients in situations where the referring physicians benefit from such lower utilization; providing free pickup and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; providing facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services performed; and providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG stressed in the Special Fraud Alert that when one purpose of the arrangements is to induce referral of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider or physician may be liable under the anti-kickback laws and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

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

     In March 1992, HCFA published proposed regulations to implement the Medicare statute's prohibition (with certain exceptions) on referrals by physicians who have an investment interest in or a compensation arrangement with laboratories. The prohibition on referrals also applies where an immediate family member of a physician has an investment interest or compensation arrangement with a laboratory. The proposed regulations would define remuneration that gives rise to a compensation arrangement as including discounts granted by a laboratory to a physician who sends testing business to the laboratory and who pays the laboratory for such services.
If that definition of remuneration were to have become effective, it could have had an impact on the way the Company prices its services to physicians. However, in August 1993, the referenced Medicare statute was amended by OBRA `93. One of these amendments makes it clear that day-to-day transactions between laboratories and their customers, including, but not limited to, discounts granted by laboratories to their customers, are not affected by the compensation arrangement provisions of the Medicare statute.

     Environmental and Occupational Safety

     The Company is subject to licensing and regulation under Federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All Company laboratories are subject to applicable Federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company utilizes outside vendors for disposal of such specimens. In addition, the Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. Although the Company is not aware of any current material non-compliances with such Federal, state and local laws and regulations, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

     Drug Testing

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

     Controlled Substances

     The use of controlled substances in testing for drugs of abuse is regulated by the Federal Drug Enforcement Administration.

OIG INVESTIGATIONS

     Several Federal agencies are responsible for investigating allegations of fraudulent and abusive conduct by health care providers, including the Federal Bureau of Investigation, the OIG and the DOJ. In its published work plan for 1992-1993, the OIG indicated its intention to target certain laboratory practices for investigation and prosecution. Pursuant to one such project described in such work plan, entitled "Laboratory Unbundle," laboratories that offer packages of tests to physicians and "unbundle" them into several "tests to get higher reimbursement when billing Medicare and Medicaid" will be identified and "suitable cases will be presented for prosecution." Under another project described in such work plan, laboratories "that link price discounts to the volume of physician referrals, `unbundle' tests in order to bill Medicare at a higher total rate, and conduct unnecessary tests... will be identified to coordinate investigations through the country."

     1996 Government Settlement

     In August 1993, RBL and Allied each received a subpoena from the OIG requesting documents and information concerning pricing and billing practices. In September 1993, NHL received a subpoena from the OIG which required NHL to provide documents to the OIG concerning its regulatory compliance procedures. Among other things, the OIG subpoena received by RBL and Allied called for the production of documents regarding 14 blood chemistry tests which were being or had been performed by certain independent clinical laboratories in conjunction with automated chemistry profiles and which were being or had been billed separately to Medicare or Medicaid. An automated chemistry profile is a grouping of tests that can be performed together on a single specimen and that Medicare and Medicaid pay under the Medicare fee schedule. The government's investigations covered billings for tests performed by NHL, RBL and Allied from 1988 to 1994.
These tests were deemed by regulators to be medically unnecessary. The investigations were part of a broad-based federal inquiry into Medicare and related billings that have resulted in financial settlements with a number of other clinical laboratories. The inquiries have also prompted the imposition of more stringent regulatory compliance requirements industry-wide. In November 1996, the Company agreed to enter into a comprehensive Corporate Integrity Agreement and to pay $182 million to settle civil claims involving Medicare and related government billings for tests performed by NHL, RBL and Allied (the "1996 Government Settlement"). These claims arose out of the government's contention that laboratories offering profiles containing certain test combinations had the obligation to notify ordering physicians how much would be billed to the government for each test performed for a patient whose tests are paid for by Medicare, Medicaid or other government agency. The government contended claims submitted for tests ordered by physicians and performed by the laboratories were improper. The Company settled these allegations without an admission of fault. The Corporate Integrity Agreement, among other things, requires that detailed notifications be made to physicians. In addition, as part of the overall settlement, a San Diego laboratory that was formerly part of Allied agreed to plead guilty to a charge of filing a false claim with Medicare and Medicaid in 1991 and to pay $5 million to the Federal government. The assets of the San Diego laboratory were sold by Allied in 1992, two years before the Allied Acquisition. As is customary with asset sales, Allied retained the liability for conduct preceding the sale - a liability the Company later succeeded to, following the Allied Acquisition and Merger. As a result of negotiations related to the 1996 Government Settlement, the Company recorded a charge of $185 million in the third quarter of 1996 (the "Settlement Charge") to increase reserves for the 1996 Government Settlement described above and other related expenses of government and private claims resulting therefrom. The Company has recently been contacted by representatives of certain insurance companies, and individuals in a purported class action, who have asserted claims for private reimbursement which are similar to the Government claims recently settled. The Company is carefully evaluating these claims, however, due to the early stage of the claims, the ultimate outcome cannot presently be predicted.

     Pursuant to the 1996 Government Settlement, the Company paid $187 million in December 1996 (the "Settlement Payment"). The Settlement Payment was paid from the proceeds of a $187 million loan made by Roche to the Company in December 1996. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     1992 NHL Government Settlement

     In November 1990, NHL became aware of a grand jury inquiry relating to its pricing practices being conducted by the United States Attorney for the San Diego area (the Southern District of California) with the assistance of the OIG. On December 18, 1992, NHL entered into a settlement with the United States Attorney (the "1992 NHL Government Settlement"), which related to the government's contention that NHL improperly included tests for HDL cholesterol and serum ferritin in its basic test profile, without clearly offering an alternative profile that did not include these medical tests. The government also contended that, in certain instances, physicians were told that these additional tests would be included in the basic test profile at no extra charge. As a result, the government contended, NHL's marketing activities denied physicians the ability to exercise their judgment as to the medical necessity of these tests.

     Pursuant to the 1992 NHL Government Settlement, NHL pleaded guilty to the charge of presenting two false claims to the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and paid a $1 million fine.
In connection with pending and threatened civil claims, NHL also agreed to pay $100 million to the Federal Government in installments. As of December 31, 1995, all such payments due to the government under the 1992 NHL Government Settlement had been made. Concurrent with the 1992 NHL Government Settlement, NHL settled related Medicaid claims with states that account for over 99.5% of its Medicaid business and paid $10.4 million to the settling states.

     1994 Allied Government Settlement

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

COMPLIANCE PROGRAM

     Because of evolving interpretations of regulations and the national debate over health care, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant factor throughout the clinical laboratory industry. The Company has implemented a comprehensive company-wide compliance program. The objective of the program is to develop, implement and update as necessary aggressive and reliable compliance safeguards. Emphasis is placed on developing training programs for personnel to attempt to assure the strict implementation of all rules and regulations. Further, in-depth reviews of procedures, personnel and facilities are conducted to assure regulatory compliance throughout the Company. Such sharpened focus on regulatory standards and procedures will continue to be a priority for the Company in the future.

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

ITEM 2.   PROPERTIES

          The following table summarizes certain information as to the Company's principal operating and administrative facilities as of December 31, 1996.

                              APPROXIMATE
                                  AREA                  NATURE OF
      LOCATION              (IN SQUARE FEET)            OCCUPANCY
-----------------------     ----------------      --------------------
Operating Facilities:
 Birmingham, Alabama           100,000             Lease expires 2005
 Phoenix, Arizona               43,000             Lease expires 2001;
                                                     one 5 year renewal
                                                     option
 San Diego, California          54,000             Lease expires 2007
 Denver, Colorado               20,000             Lease expires 2001;
                                                     two 5 year renewal
                                                     options
 Tampa, Florida                 95,000             Lease expires 2009;
                                                     one 5 year renewal
                                                     option
 Chicago, Illinois              40,000             Lease expires 2003;
                                                     two 5 year renewal
                                                     options
 Louisville, Kentucky           60,000             Lease expires 2002;
                                                     three 5 year
                                                     renewal options
 Detroit, Michigan              32,000             Lease expires 2004;
                                                     two 5 year renewal
                                                     options
 Kansas City, Missouri          78,000             Owned
 Reno, Nevada                   16,000             Owned
                                14,000             Lease expires 1999;
                                                     2 year renewal option
 Raritan, New Jersey           186,000             Owned
 Uniondale, New York           108,000             Lease expires 2007;
                                                     two 5 year renewal
                                                     options
 Burlington, North Carolina    205,000             Owned
 Charlotte, North Carolina      25,000             Lease expires 1997;renewal
                                                     option every 3 years
 Research Triangle Park,        74,000             Lease expires 2008,three
   North Carolina                                    5 year renewal options
                               111,000             Lease expires 2011;
                                                     three 5 year renewal
                                                     options
 Winston-Salem,                 73,000             Lease expires 2009; one
   North Carolina                                    5 year renewal option
 Dublin, Ohio                   82,000             Owned
 Memphis, Tennessee             30,000             Lease expires 1999; one
                                                     5 year renewal option
 Dallas, Texas                  54,000             Lease expires 2004; one
                                                     5 year renewal option
 Houston, Texas                 32,000             Lease expires 1997
 San Antonio, Texas             44,000             Lease expires 2004; one
                                                     5 year renewal option
 Salt Lake City, Utah           20,000             Lease expires 2002; two
                                                     5 year renewal options
 Chesapeake, Virginia           21,000             Lease expires 2002; two
                                                    5 year renewal options
 Herndon, Virginia              64,000             Leases expire 1999,2004;
                                                     one 5 year
                                                     renewal option
 Richmond, Virginia             57,000             Lease Expires 2001; one
                                                     5 year renewal option
 Seattle, Washington            42,000             Lease expires 1998; two
                                                     5 year renewal options
 Fairmont, West Virginia        25,000             Lease expires 2005;three
                                                     5 year renewal options
Administrative facilities:
 Burlington, North Carolina    160,000             Owned
                               188,000             Leases expire 1997
                                                     2008;various options
                                                     to purchase or renew

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

ITEM 3.   LEGAL PROCEEDINGS

     The Company has recently been contacted by representatives of certain insurance companies, and individuals in a purported class action, who have asserted claims for private reimbursement which are similar to the Government claims recently settled. The Company is carefully evaluating these claims, however, due to the early stage of the claims, the ultimate outcome cannot presently be predicted.

     The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of the Stockholders of the Company was held on November 20, 1996.

          (b) The following individuals were elected to the board of directors:

                    Thomas P. Mac Mahon
                    James B. Powell, M.D.
                    Jean-Luc Belingard
                    Wendy E. Lane
                    Robert E. Mittelstaedt, Jr.
                    David B. Skinner, M.D.
                    Andrew G. Wallace, M.D.

          (c) The matters voted upon were the election of directors, approval and adoption of the 1997 Employee Stock Purchase Plan and the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1996. Each of such matters was described in the proxy statement dated October 25, 1996 which was distributed to stockholders in connection with the annual meeting of the stockholders of the Company. The results of the vote were as follows:
                                                For        Withheld
                                                ---        --------
               Election of the members
               of the board of directors:

               Thomas P. Mac Mahon           94,970,162   16,653,733
               James B. Powell, MD           94,969,162   16,654,733
               Jean-Luc Belingard            94,970,162   16,653,733
               Wendy E. Lane                109,673,536    1,950,359
               Robert E. Mittelstaedt, Jr.  109,673,636    1,950,259
               David B. Skinner, MD         109,673,636    1,950,259
               Andrew G. Wallace, MD        109,673,636    1,950,259

                                            Votes      Votes     Votes
                                             For      Against  Abstained
                                            -----     -------  ---------
               Approval and adoption of the
               Laboratory Corporation of
               America Holdings 1997
               Employee Stock Purchase
               Plan:                     104,336,606 6,597,917  54,784

               Ratification of the
               appointment of KPMG Peat
               Marwick LLP as the Company's
               independent auditors for
               the fiscal year ending
               December 31, 1996:        111,139,247   453,431  31,217

               In addition, certain shares of NHL which have not been converted to Company shares were eligible to vote at the annual meeting and were voted as follows:

                                               For       Withheld
                                               ---       --------
               Election of the members
               of the board of directors:

               Thomas P. Mac Mahon             215         100
               James B. Powell, MD             215         100
               Jean-Luc Belingard              215         100
               Wendy E. Lane                   215         100
               Robert E. Mittelstaedt, Jr.     215         100
               David B. Skinner, MD            215         100
               Andrew G. Wallace, MD           215         100

                                                Votes   Votes    Votes
                                                 For    Against Abstained
                                                -----   ------- ---------
               Approval and adoption of the
               Laboratory Corporation of
               America Holdings 1997 Employee
               Stock Purchase Plan:              215      100      0

               Ratification of the appointment
               of KPMG Peat Marwick LLP as the
               Company's independent auditors
               for the fiscal year ending
               December 31, 1996:                215      100      0


                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     On May 1, 1995, the Common Stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "LH". Prior to such date and since April 24, 1991, the Common Stock traded on the NYSE under the symbol "NH." Prior to April 24, 1991, the Common Stock was quoted on the Nasdaq National Market under the symbol "NHLI".

     The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock reported on the NYSE Composite Tape, and the cash dividends declared per share of Common Stock.

                                              High           Low
                                             ------         ------
1995
  First Quarter                              15 1/2         12 5/8
  Second Quarter                             15 1/4         11 3/4
  Third Quarter                                  14          9 1/8
  Fourth Quarter                                 10          8 1/8

1996
  First Quarter                              9  3/8          7 1/4
  Second Quarter                                  9          7 3/8
  Third Quarter                              7  5/8          3 1/4
  Fourth Quarter                             3  7/8          2 3/8

1997
  First  Quarter                                  4          2 1/2
  Second Quarter   (through April 7, 1997)   3  3/8          2 3/4

     On April 7, 1997 there were approximately 900 holders of record of the Common Stock.

   The Company, in connection with the Allied Acquisition in 1994, discontinued its dividend payments for the foreseeable future in order to increase its flexibility with respect to its acquisition strategy. In addition, the Company's credit agreement, as amended, places certain restrictions, as defined in the credit agreement, on the payment of dividends.


ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 1996 are derived from consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

                                             YEAR ENDED DECEMBER 31,
                              --------------------------------------------------
                               1996       1995 (a)     1994 (b) 1993     1992
                              ------     -------      ------    -----  ---------
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
 STATEMENT OF OPERATIONS DATA:
 Net sales                   $1,607.7    $1,432.0     $872.5   $760.5 $ 721.4
 Gross profit                   423.8       407.7      275.5    316.0   326.3
 Operating income (loss)       (118.8)(c)    67.2(d)   109.9    185.5    64.1(e)
 Earnings (loss) before
  extraordinary loss           (153.5)       (4.0)      30.1    112.7    40.6
 Extraordinary loss                --        (8.3)(f)     --       --      --
                              -------     -------      -----    -----  ------
 Net earnings (loss)         $ (153.5)   $  (12.3)    $ 30.1   $112.7 $  40.6
                              =======     =======      =====    =====  ======

 Earnings (loss) per common
  share before extraordinary
  loss                       $  (1.25)   $  (0.03)    $ 0.36   $ 1.26 $  0.43
 Extraordinary loss per
  common share                     --       (0.08)        --       --      --
                              -------     -------      -----    -----  ------
 Net earnings (loss) per
  common share               $  (1.25)   $  (0.11)    $ 0.3    $ 1.26 $  0.43
                              =======     =======      =====    =====  ======
 Dividends per common
  share                      $    --     $     --     $ 0.08   $ 0.32 $  0.31
 Weighted average
  common shares outstanding
  (in thousands)              122,920     110,579     84,754   89,439  94,468

                                                 DECEMBER 31,
                            --------------------------------------------------
                              1996        1995 (a)    1994 (b)  1993     1992
                            -------     -------      ------    ------  -------
BALANCE SHEET DATA:
 Cash and cash equivalents  $  29.3     $  16.4      $ 26.8    $ 12.3  $ 33.4
 Intangible assets, net       891.1       916.7       551.9     281.5   188.3
 Total assets               1,917.0     1,837.2     1,012.7     585.5   477.4
 Long-term obligations (g)  1,089.4       948.6       583.0     314.6   114.2
 Due to affiliates (h)        190.5         0.9          --       0.1     0.9
 Total stockholders'
   equity                     258.1       411.6       166.0     140.8   212.5


--------------------------------

(a) In April 1995, the Company completed the Merger. RBL's results of operations have been included in the Company's results of operations since April 28, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations_General" and Note 2 of the Notes to the Consolidated Financial Statements.

(b) In June 1994, the Company completed the Allied Acquisition. Allied's results of operations have been included in the Company's results of operations since June 23, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations_General" and Note 2 of the Notes to Consolidated Financial Statements.

(c) In the second quarter of 1996, the Company recorded certain charges of a non-recurring nature including additional charges related to the restructuring of operations following the Merger. The Company recorded a restructuring charge totaling $13.0 million for the shutdown of its La Jolla, California administrative facility and other workforce reductions.
In addition, the Company recorded $10.0 million in non-recurring charges in the second quarter of 1996 related to the integration of its operations following the Merger. See Note 3 of the Notes to Consolidated Financial Statements. As a result of negotiations with the OIG and DOJ related to the 1996 Government Settlement, the Company recorded the Settlement Charge of $185.0 million in the third quarter of 1996 to increase accruals for settlements and related expenses of government and private claims resulting from these investigations. See "Regulation and Reimbursement-OIG Investigations_1996 Government Settlement."

(d) In 1995, following the Merger, the Company determined that it would be beneficial to close certain laboratory facilities and eliminate duplicate functions in certain geographic regions where duplicate NHL and RBL facilities or functions existed at the time of the Merger. The Company recorded restructuring charges of $65.0 million in connection with these plans. See Note 3 of the Notes to Consolidated Financial Statements which sets forth the Company's restructuring activities for the years ended December 31, 1996 and 1995. Also in 1995, the Company recorded a pre-tax special charge of $10.0 million in connection with the estimated costs of settling various claims pending against the Company, substantially all of which were billing disputes with various third party payors relating to the contention that NHL improperly included tests for HDL cholesterol and serum ferritin in its basic test profile without clearly offering an alternative profile that did not include these medical tests. As of December 31, 1996, the majority of these disputes have been settled.

(e) In the fourth quarter of 1992, the Company recorded a charge against operating income of $136.0 million related to the 1992 NHL Government Settlement (as defined herein). See "Regulation and Reimbursement_OIG Investigations_1992 NHL Government Settlement."

(f) In connection with the repayment in 1995 of existing revolving credit and term loan facilities in connection with the Merger, the Company recorded an extraordinary loss of approximately $13.5 million ($8.3 million, net of tax), consisting of the write-off of deferred financing costs, related to the early extinguishment of debt.

(g) Long term obligations include a capital lease obligation of $9.8 million, $9.6 million, $9.8 million, $9.7 million and $9.6 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively. Long term obligations also includes the long-term portion of the expected value of future contractual and contingent amounts to be paid to the principals of acquired laboratories. Such payments are principally based on a percentage of future revenues derived from the acquired customer lists or specified amounts to be paid over a period of time. At December 31, 1996, 1995, 1994, 1993 and 1992, such amounts were $14.8 million, $14.7 million, $8.5 million, $15.9 million, and $2.6 million, respectively. Long term obligations exclude amounts due to affiliates.

(h) In December 1996, Roche loaned $187.0 million to the Company to fund the Settlement Payment in the form of a promissory note. Such note bears interest at a rate of 6.625% per annum and matures on March 31, 1998. The Settlement Payment was subsequently made in December 1996. In addition the Company owes affiliated companies approximately $3.5 million in trade payables.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     The Company has grown significantly over the last several years, a substantial portion of which has been achieved through acquisitions. In April 1995, the Company completed the Merger with RBL. In connection with the Merger, the Company issued 61,329,256 shares of Common Stock to HLR and Roche Holdings in exchange for all outstanding shares of RBL and $135.7 million in cash. The exchange consideration of approximately $558.0 million for the purchase of RBL consisted of the value of the stock issued to HLR and Roche Holdings, as well as other cash costs of the Merger, net of cash received from HLR. In June 1994, the Company acquired Allied for approximately $191.5 million in cash plus the assumption of $24.0 million of Allied indebtedness. The Allied Acquisition and the Merger have been accounted for under the purchase method of accounting; as such, the acquired assets and liabilities were recorded at their estimated fair values on the date of acquisition. Allied's and RBL's results of operations have been included in the Company's results of operations since June 23, 1994 and April 28, 1995, respectively. See Note 2 of the Notes to Consolidated Financial Statements. In addition to the Merger and the Allied Acquisition, since 1993 the Company has acquired a total of 57 small clinical laboratories with aggregate sales of approximately $182.4 million.

     Following the Merger in 1995, the Company determined that it would be beneficial to close certain laboratory facilities and eliminate duplicate functions in certain geographic regions where both NHL and RBL facilities or functions existed at the time of the Merger. The Company recorded restructuring charges of $65.0 million in connection with these plans in 1995. In addition, in the second quarter of 1995, the Company had an extraordinary loss of $8.3 million, net of taxes, related to early extinguishment of debt related to the Merger. In the second quarter of 1996, the Company recorded certain additional charges related to the restructuring of operations following the Merger. The Company recorded a restructuring charge totaling $13.0 million for the shutdown of its La Jolla, California administrative facility and other workforce reductions and $10.0 million in non-recurring charges related to the integration of its operations following the Merger. See Note 3 of the Notes to Consolidated Financial Statements. Future cash payments under the restructuring plan are expected to be $16.1 million in the year ended December 31, 1997 and $9.1 million thereafter.

     In the last several years, the Company's business has been affected by significant government regulation, price competition and increased influence of managed care organizations resulting from payors' efforts to control the cost, utilization and delivery of health care services. As a result of these factors, the Company's profitability has been impacted by changes in the volume of testing, the prices and costs of its services, the mix of payors and the level of bad debt expense.

     Many market-based changes in the clinical laboratory business have occurred, most involving the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care providers typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. Such discounts have resulted in price erosion and have negatively impacted the Company's operating margins. In addition, managed care providers have used capitated payment contracts in an attempt to promote more efficient use of laboratory testing services. Under a capitated payment contract, the clinical laboratory and the managed care provider agree to a per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts also shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. The increase in managed-cost health care has also resulted in declines in the utilization of laboratory testing services. For the year ended December 31, 1996, such contracts accounted for approximately $64.5 million in net sales.

     In addition, Medicare (which principally serves patients 65 and older) and Medicaid (which principally serves indigent patients) and insurers, have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices and added costs and decreasing test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules in conjunction with certain budgetary bills. Any future changes to the Medicare fee schedules cannot be predicted at this time and management, therefore, cannot predict the impact, if any, such proposals, if enacted, would have on the results of operations or financial condition of the Company.

     These market based factors have had a significant adverse impact on the clinical laboratory industry, and on the Company's profitability.
Management expects that price erosion and utilization declines will continue to negatively impact net sales and results of operations for the foreseeable future. It is the objective of management to partially offset the increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through the cost savings the Company expects to realize following the Merger, and through other comprehensive cost reduction programs, as discussed below. In addition, since the third quarter of 1996 the Company has expanded its efforts to improve the profitability of new and existing business. To date this effort has focused primarily on reviewing existing contracts, including those with managed care organizations, and selectively repricing or discontinuing business with existing accounts which perform below Company expectations. The Company believes that as a result of this effort, the fourth quarter of 1996 was the second consecutive quarter since the Merger that the Company's price per accession did not decline versus the immediately preceding quarter. The Company is also targeting price increases across most of its business lines, including specialty and niche testing, which have not seen price increases since the Merger. While such increases may adversely affect volumes, the Company believes that such measures along with other cost reduction programs, will improve its overall profitability. There can be no assurance, however, of the timing or success of such measures or that the Company will not lose market share as a result of these measures. Finally, the Company is reviewing its sales organization and expects to modify its commission structure so that compensation is tied more directly to the profitability of retained and new business instead of the current practice of basing commissions primarily on revenue generated. The Company is also reviewing alternatives relating to regions of the country and certain businesses where profitability is not reaching internal goals and may enter into joint ventures, alliances, or asset swaps with interested parties in order to maximize regional operating efficiencies.

     As a result of the Merger, the Company has realized and is expected to continue to achieve substantial savings in operating costs through the consolidation of certain operations and the elimination of redundant expenses. Such savings are being realized over time as the consolidation process is completed. Since the Merger, the Company has been able to effect substantial operating cost reductions in the combined businesses and expects that the full effect of these savings (in excess of $120 million per year when compared to the businesses' costs immediately prior to the Merger) will be realized during 1997. Such savings include an annualized reduction of $4.7 million in corporate, general and administrative expenses including the consolidation of administrative staff. Combining the NHL sales force with the RBL sales force where duplicate territories existed has added approximately $17.8 million of annualized synergies. Operational savings have resulted in approximately $94.8 million of annualized synergies. These include closing of overlapping laboratories and other facilities and savings realized from additional buying power by the larger Company. The Company has also realized annualized savings of approximately $14.2 million relating to employee benefits as a result of changes to certain benefit arrangements. The realization of the savings have been partially offset by increased temporary help and overtime expenses during the consolidation process.
These costs are expected to reduce to normal levels at the conclusion of the consolidation process in early 1997. In addition, these savings have been largely offset by price erosion and utilization declines resulting from the increase in managed care and to a lesser extent from increases in other expenses such as bad debt expenses as discussed below. The effects of price erosion and utilization declines on the Company's results of operations, however, would have been greater but for savings achieved through the synergy program. In addition, the Company is focused on additional initiatives which are expected to achieve incremental cost savings in 1997. These plans include further regional laboratory consolidation, a new agreement with a supplier of telecommunications services and additional supply savings primarily due to increased efficiency. There can be no assurance that the estimated additional cost savings expected to be achieved will be realized or achieved in a timely manner or that improvements, if any, in profitability will be achieved or that such savings will not be offset by increases in other expenses.

RECENT DEVELOPMENTS

     As part of an examination of the rapid growth of Federal expenditures for clinical laboratory services, several Federal agencies, including the Federal Bureau of Investigation, the OIG and the DOJ, have investigated allegations of fraudulent and abusive conduct by health care providers. On November 21, 1996, the Company reached a settlement with the OIG and the DOJ regarding the prior billing practices of various of its predecessor companies. Consistent with this overall settlement the Company paid $187.0 million to the Federal government in December 1996, with proceeds from the Roche Loan. As a result of negotiations related to the 1996 Government Settlement, the Company recorded a charge of $185.0 million in the third quarter of 1996 to increase accruals for the 1996 Government Settlement, and other related expenses of government and private claims resulting therefrom.

     In February 1997, the Company filed a registration statement with the Commission relating to the proposed offering of an aggregate of $500 million of convertible preferred stock issuable in two series pursuant to transferable subscription rights to be granted on a pro rata basis to each stockholder of the Company. Rights holders who exercise their rights in full will also be entitled to subscribe for additional shares of preferred stock issuable pursuant to any unexercised rights.

     The subscription rights will give the holder thereof the option to purchase one of two series of preferred stock, each of which will be convertible at the option of the holder into common stock. One series will pay cash dividends and will be exchangeable at the Company's option for convertible subordinated notes due 2012. The other series will pay dividends in kind and will not be exchangeable for notes. Each series of preferred stock will be mandatorily redeemable in 2012 and will be redeemable at the option of the Company after three years.
     The proceeds of the Rights Offering will be used to reduce amounts outstanding under the Company's revolving and term loan credit facilities, repay the Roche Loan, and pay fees and expenses related to the Rights Offering and the Amended Credit Agreement.

     In March 1997, the Company entered into the Sixth Amendment which eliminates amortization payments on the Term Loan Facility for 1997 and modifies the interest coverage and leverage ratios for the quarterly periods through December 31, 1997. Pursuant to this amendment, the Company paid an amendment fee of 37.5 basis points on commitments and will pay an additional fee of 62.5 basis points if the Rights Offering, is not completed by June 30, 1997. In addition, the Roche Loan which originally matured on March 31, 1997, was amended to extend the maturity thereof to March 31, 1998.

     The Company also entered into the Amended Credit Agreement which will become effective upon completion of the Rights Offering following satisfaction of certain conditions precedent. The Amended Credit Agreement makes available to the Company a term loan facility of $693.8 million and a $450.0 million revolving credit facility. See "Liquidity and Capital Resources" below and Note 9 of the Notes to Consolidated Financial Statements for a complete description of the Existing and Amended Credit Agreements.

SEASONALITY

     Volume of testing generally declines during the summer months, year-end holiday periods and other major holidays, resulting in net revenues and cash flows in the third and fourth quarter below the annual average. In addition, volume declines due to inclement weather may reduce net revenues and cash flows. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

RESULTS OF OPERATIONS

  Year Ended December 31, 1996 compared with Year Ended December 31, 1995.

     Net sales increased by $175.7 million to $1,607.7 million in 1996, an increase of 12.3% from $1,432.0 million reported in 1995. The inclusion of RBL as a result of the Merger increased net sales by approximately $243.5 million or 17.0%. Acquisitions of small clinical laboratory companies increased net sales by approximately 1.8%. Also contributing to the increases in net sales was growth in new accounts and price increases in selective markets. Such increases were partially offset by price erosion in the industry as a whole, lower utilization of laboratory testing and lost accounts. Price erosion and lower utilization of laboratory testing primarily resulted from continued changes in payor mix brought on by the increase in managed care. A reduction in Medicare fee schedules from 80% to 76% of the national limitation amounts on January 1, 1996, reduced net sales by approximately 1.3%. Severe weather in January and February of 1996 also negatively impacted net sales.

     Cost of sales, which includes primarily laboratory and distribution costs, increased to $1,183.9 million in 1996 from $1,024.3 million in 1995. Of the $159.6 million increase, approximately $181.9 million or 17.8% was due to the inclusion of the cost of sales of RBL. Cost of sales increased
(i) approximately $23.8 million as a result of wage increases prior to the implementation of a six-month deferral on wage rate increases implemented on July 1, 1996, (ii) approximately $5.0 million as a result of higher overtime and temporary employee expenses related to the acceleration of the Company's synergy program and other operational factors, (iii) approximately $7.5 million due to higher depreciation and maintenance of lab equipment as a result of the Company's purchase in 1996 of more sophisticated equipment to improve efficiency, and (iv) approximately $8.0 million in outside collection and reference testing fees. These increases were partially offset by decreases due to lower volume of approximately $14.7 million. Additional decreases in salaries and benefits of $49.5 million, and several other expense categories aggregating approximately $2.4 million were primarily a result of the Company's synergy and cost reduction programs. Cost of sales as a percentage of net sales was 73.6% in 1996 and 71.5% in 1995. The increase in the cost of sales percentage of net sales primarily resulted from a reduction in net sales due to price erosion and utilization declines, each of which provided little corresponding reduction in costs, and, to a lesser extent, due to severe weather in January and February of 1996 and a reduction in Medicare fee schedules.

     Selling, general and administrative expenses increased to $305.0 million in 1996 from $238.5 million in the same period in 1995 representing an increase of $66.5 million or 27.9%. The inclusion of the selling, general and administrative expenses of RBL since April 28, 1995 increased expenses by approximately $36.5 or 15.3%. Increases in salaries, overtime and temporary employee expenses, primarily related to billing issues, and related telephone and data processing costs, aggregated approximately $24.8. Also, increased medical necessity and related diagnosis code requirements of third-party payors placed on the Company in late 1995 and additional requirements placed on the Company at the beginning of 1996 have resulted in lower collection rates. As a result the provision for doubtful accounts for 1996 increased approximately $16.6 million, including a charge of $10.0 million in the second quarter of 1996 compared to 1995 which included a $15.0 million charge in the fourth quarter of 1995. The 1995 charge was necessitated by the deterioration in the Company's accounts receivable collection rates in the fourth quarter of 1995 primarily due to the effect of increased medical necessity and diagnosis code requirements of third party payors placed on the Company in the second half of 1995. Additional such requirements were placed on the Company at the beginning of 1996, which resulted in a further deterioration in accounts receivable collection rates in the second quarter of 1996. As a result of this further deterioration, the Company recorded the special charge of $10.0 million in the second quarter of 1996. In addition, the Company increased its monthly provision for doubtful accounts beginning in the third quarter of 1996 as a result of continued lower collection rates. These increases were partially offset by decreases in legal expenses, excluding settlement expenses, insurance and several other expense categories aggregating approximately $1.9 million. Selling, general and administrative expenses were 19.0% and 16.7% as a percentage of net sales in 1996 and 1995, respectively. The increase in the selling, general and administrative percentage primarily resulted from increased employee expenses related to billing and collection activities and the increases in the provision for doubtful accounts discussed above and to a lesser extent, from a reduction in net sales due to price erosion and utilization declines, each of which provided little corresponding reduction in costs.

     In the second quarter of 1996, the Company recorded certain charges of a non-recurring nature including additional charges related to the restructuring of operations. The Company recorded a restructuring charge totaling $13.0 million for the shutdown of its La Jolla, California administrative facility and other workforce reductions. In addition, the Company recorded $10.0 million of non-recurring charges in the second quarter of 1996 related to the abandonment of certain data processing systems, relocation of its principal drug testing facility and various other items including the write-off of certain laboratory testing supplies related to changes in testing methodologies to increase efficiency.

     As a result of negotiations related to the 1996 Government Settlement, the Company recorded the Settlement Charge of $185.0 million in the third quarter of 1996 to increase reserves for the 1996 Government Settlement described above, and other related expenses of government and private claims resulting therefrom.

     The increase in amortization of intangibles and other assets to $29.6 million in 1996 from $27.0 million in 1995 primarily resulted from the Merger in April 1995.

     Net interest expense was $69.5 million in 1996 compared to $64.1 million in 1995. The increase resulted primarily from increased borrowings due to higher accounts receivable balances and a higher effective borrowing rate as a result of an amendment to the Company's credit agreement. See "Liquidity and Capital Resources."

     As a result of the restructuring and non-recurring charges in 1996 and 1995, the provision for income taxes is not comparable between periods. However, before charges, the Company's effective income tax rate in 1996 has increased from 1995 as a result of increased non-deductible amortization and lower earnings before income taxes.

  Year Ended December 31, 1995 compared with Year Ended December 31, 1994.

     Net sales increased by $559.5 million to $1,432.0 million in 1995, an increase of 64.1% from $872.5 million reported in 1994. Net sales from the inclusion of RBL, increased net sales by approximately $514.7 million or 59.0%. Also, net sales from the inclusion of Allied, which was acquired on June 23, 1994, increased net sales by approximately $56.6 million or 6.5%. Growth in new accounts and acquisitions of small clinical laboratory companies increased net sales by approximately 8.6% and 2.8%, respectively. Lower utilization of laboratory testing and price erosion in the industry as a whole decreased net sales by approximately 5.0%. A reduction in Medicare fee schedules from 84% to 80% of the national limitation amounts on January 1, 1995, plus changes in reimbursement policies of various third-party payors, reduced net sales by approximately 1.5%. Other factors, including accounts terminated by management, comprised the remaining reduction in net sales.

     Cost of sales increased to $1,024.3 million in 1995 from $597.0 million in 1994. Of the $427.3 million increase, approximately $368.8 million was due to the inclusion of the cost of sales of RBL and approximately $44.8 million was due to the inclusion of the cost of sales of Allied. Cost of sales increased by approximately $26.1 million due to higher testing volume unrelated to the Merger or acquisition of Allied and approximately $4.5 million due to increases in other expenses. Reductions in compensation and benefit expense of $9.2 million, insurance of $4.8 million, and other expense categories of $2.9 million decreased cost of sales an aggregate of approximately $16.9 million. These decreases resulted from the consolidation of operations as a result of the Merger and the Company's on-going cost-reduction program. As a percentage of net sales, cost of sales increased to 71.5% in 1995 from 68.4% in 1994. The increase in the cost of sales percentage primarily resulted from a reduction in net sales due to a reduction in Medicare fee schedules, pricing pressures and utilization declines, each of which provided little corresponding reduction in costs.

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

     In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 million in connection with the estimated costs of settling various claims pending against the Company, substantially all of which were billing disputes with various third party payors relating to the contention that NHL improperly included tests for HDL cholesterol and serum ferritin in its basic test profile without clearly offering an alternative profile that did not include these medical tests. As of December 31, 1996, the majority of these disputes have been settled.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash (used for) provided by operating activities (after payment of settlement and related expenses of $188.9 million, $32.1 million and $29.8 million, respectively) was $(186.8) million, $47.0 million and $14.7 million, in 1996, 1995 and 1994, respectively. The decrease in cash flow from operations in 1996 primarily resulted from the Settlement Payment, an increase in accounts receivable related to increased medical necessity and related diagnosis code requirements of third-party payors placed on the Company at the beginning of 1996 and reflects the lower collection rates experienced beginning in the second quarter as a result of the more stringent requirements as discussed above.

     Capital expenditures were $54.1 million, $75.4 million and $48.9 million for 1996, 1995 and 1994, respectively. The Company expects capital expenditures to be approximately $65.0 million in 1997 and $70.0 million in 1998 to further automate laboratory processes and to improve efficiency. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's credit facilities.

     Increased medical necessity and related diagnosis code requirements of the Medicare program were placed on the Company by certain third party carriers in late 1995 and additional requirements were placed on the Company at the beginning of 1996. The Company has experienced lower collection rates as a result of these more stringent requirements. In addition, increased difficulty in collecting amounts due from private insurance carriers, including certain managed care plans, has negatively impacted cash flow from operations. Finally, Merger related integration issues have also resulted in increased accounts receivable balances as a result of the Company maintaining multiple billing information systems. The Company currently has plans in place to stabilize collection rates and improve the collection of accounts receivable. See "Business--Billing". To date, however, collection rates have continued to decline and additional changes in requirements of third-party payors could increase the difficulty in collections. There can be no assurance of the success of the Company's plans to improve collections and, due to changes in medical necessity requirements, the Company expects accounts receivable balances to continue to exceed 1995 levels.

     In connection with the Merger, the Company entered into the Existing Credit Agreement, with the banks named therein (the "Banks") and an administrative agent (the "Bank Agent"), which made available to the Company a term loan facility (the "Term Loan Facility") of $800.0 million and a revolving credit facility (the "Revolving Credit Facility") of $450.0
million.   On April 28, 1995, the Company borrowed $800.0 million under the
Term Loan Facility and $184.0 million under the Revolving Credit Facility
(i) to pay the cash payment to shareholders in connection with the Merger;
(ii) to repay in full the existing revolving credit and term loan facilities of a wholly owned subsidiary of the Company of approximately $640.0 million including interest and fees; (iii) to repay approximately $50.0 million of existing indebtedness of RBL; and (iv) for other transaction costs in connection with the Merger and for use as working capital and general corporate purposes of the Company and its subsidiaries. Availability of funds under the Existing Credit Agreement is conditioned on certain customary conditions, and the Existing Credit Agreement, as amended, contains customary representations, warranties, covenants and events of default.

     As a result of potential defaults under the Existing Credit Agreement resulting from among other things, the Company's performance and higher than projected debt levels, the Settlement Charge, and the Roche Loan, the Company has obtained several amendments and waivers to the Existing Credit Agreement. In September 1996, the Company negotiated an amendment (the "Fourth Amendment") to the Existing Credit Agreement. The Fourth Amendment modified the interest coverage and leverage ratios applicable to the quarters ending September 30 and December 31, 1996. The Fourth Amendment also increased the interest rate margin on its revolving credit facility from 0.25% to 0.875% and increased the interest rate margin on its term loan facility from 0.375% to 1.00%. As a result of the Settlement Charge in the third quarter of 1996, as described above, the Company obtained a waiver (the "Third Waiver") which excluded the special charge from covenant calculations for the periods covered by the most recent amendment until 30 days after the 1996 Government Settlement. As a result of the Roche Loan and the 1996 Government Settlement, the Company negotiated a Fifth Amendment and Fourth Waiver (the "Fifth Amendment") to the Existing Credit Agreement. The Fifth Amendment extended the Third Waiver until January 31, 1997 and excluded the Roche Loan from covenant calculations for the quarters ending December 31, 1996 and March 31, 1997. On January 27, 1997, the Company negotiated a waiver (the "Fifth Waiver") which further extended the Third Waiver until March 31, 1997.

     As mentioned above, in March 1997, the Company entered into the Sixth Amendment which eliminates amortization payments on the Term Loan Facility for 1997 and modifies the interest coverage and leverage ratios for the quarterly periods through December 31, 1997. As a result of the Sixth Amendment certain amounts outstanding under the Revolving Credit Facility and Term Loan Facility that were classified as current liabilities in the September 30, 1996 financial statements have been reclassified to long-term debt in the December 31, 1996 financial statements. Under the Sixth Amendment, maturities under the term loan facility aggregate $243.8 million, $162.5 million, $187.5 million and $100.0 million in 1998 through 2001, respectively.

     In March 1997 the Company also entered into the Amended Credit Agreement which will become effective upon completion of the Rights Offering following satisfaction of certain conditions precedent. The Amended Credit Agreement makes available to the Company the Amended Term Loan Facility of $693.8 million and the Amended Revolving Credit Facility of $450.0 million.

     As in the Existing Credit Agreement, the senior unsecured credit facilities under the Amended Credit Agreement are composed of the Amended Term Loan Facility and the Amended Revolving Credit Facility. The Amended Revolving Credit Facility includes a $50.0 million letter of credit sublimit. The Amended Credit Agreement maturity dates are extended approximately three years for the Amended Term Loan Facility to March 31, 2004 and approximately two years for the Amended Revolving Credit Facility to March 31, 2002.

     As in the Existing Credit Agreement, both the Amended Term Loan Facility and the Amended Revolving Credit Facility bear interest, at the option of the Company, at (i) the base rate plus the applicable base rate margin or (ii) the eurodollar rate plus the applicable eurodollar rate margin. The Amended Credit Agreement provides that in the event of a reduction of the percentage of Common Stock held by HLR, Roche Holdings and their affiliates (other than the Company and its subsidiaries) below 25%, the applicable interest margins and facility fees on borrowings outstanding under the Amended Credit Agreement will increase. The amount of the increase will depend, in part, on the leverage ratio of the Company at the time of such reduction. In addition, pursuant to the Amended Credit Agreement, the applicable interest margins on borrowings outstanding thereunder will be based upon the leverage ratio.

     Any lender that is party to the Amended Credit Agreement may serve as a letter of credit issuer under the Amended Credit Agreement, as agreed between the Company and such lender. The fronting fee payable to each letter of credit issuer will be as negotiated between the Company and such issuer, but will not exceed 0.125% per annum of the outstanding amount of such issuer's letter of credit. Each lender will be deemed to have purchased a participating interest in each letter of credit, and in addition to the fronting fee the Company will pay a letters of credit fee for the account of all the lenders equal to the applicable Amended Revolving Credit Facility Eurodollar Rate Margin minus 0.125% per annum.

     Total amortization of the Amended Term Loan Facility for each twelve-month period following the consummation of the Rights Offering will be reduced significantly for the first three years, and will be made (in quarterly installments) in accordance with the following table:

               Year           Amount
               ----           ------
                          (in millions)
               1997           $ --
               1998             --
               1999            50.0
               2000           100.0
               2001           150.0
               2002           150.0
               2003           150.0
            3/31/2004          93.8

     As in the Existing Credit Agreement, the amounts available under the Amended Revolving Credit Facility are subject to certain mandatory permanent reduction and prepayment requirements and the Amended Term Loan Facility is subject to specified mandatory prepayment requirements. In the Amended Credit Agreement, required amounts will first be applied to repay scheduled Amended Term Loan Facility payments until the Amended Term Loan Facility is repaid in full and then to reduce the commitments and advances under the Amended Revolving Credit Facility. Required payments and reductions will include (i) the proceeds of debt issuances, subject to certain exceptions;
(ii) the proceeds of certain asset sales, unless reinvested within one year of the applicable asset sale in productive assets of a kind then used or usable in the business of the Company and its subsidiaries; (iii) the proceeds of sales of equity securities in excess of certain amounts; and
(iv) under certain circumstances, a percentage of excess cash flow, as calculated annually.

     The Amended Credit Agreement contains representations and warranties substantially similar to those set forth in the Existing Credit Agreement.

     Conditions precedent to effectiveness of the Amended Credit Agreement include, without limitation, gross cash proceeds from the Rights Offering in an aggregate amount equal to at least $250.0 million, receipt of appropriate certificates and legal opinions, accuracy in all material respects of representations and warranties, including absence of material adverse change in the Company and its subsidiaries (taken as a whole) since December 31, 1996, absence of defaults, evidence of authority, and payment of transaction fees.

     The Amended Credit Agreement contains customary covenants similar to, and in the case of limitations on acquisitions and incurrence of additional debt more restrictive than, the covenants set forth in the Existing Credit Agreement.

     Like the Existing Credit Agreement, the Amended Credit Agreement contains financial covenants with respect to a leverage ratio, an interest coverage ratio and minimum stockholders' equity. The covenant levels are less restrictive than under the Existing Credit Agreement, and will be tested quarterly.

     The Amended Credit Agreement contains events of default substantially similar to those set forth in the Existing Credit Agreement.

     Borrowings under the Revolving Credit Facility were $384.0 million as of March 31, 1997. In addition, in December 1996, the Company received a loan of $187.0 million from Roche Holdings to fund the Settlement Payment in the form of a promissory note which bears interest at 6.625% per annum and originally matured on March 31, 1997. As discussed above, in late March 1997, the Company obtained an extension of the Roche Loan to March 31, 1998. The Company subsequently made the Settlement Payment in December 1996. The Roche Loan is expected to be repaid with a portion of the proceeds from the Rights Offering. Cash and cash equivalents on hand, cash flow from operations and additional borrowing capabilities of $66.0 million under the Revolving Credit Facility as of March 31, 1997 are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures and working capital through 1997. The Company's ability to meet anticipated operating requirements, debt repayments, including the Roche Loan, and other anticipated cash outlays beyond 1997 is substantially dependant upon the completion of the Rights Offering. Failure to complete the Rights Offering by the end of February 1998 will require additional waivers or amendments to the Existing Credit Agreement and an extension of the Roche Loan. There can be no assurance that such waivers, amendments or an extension can be obtained. Therefore, the failure to complete the Rights Offering by the end of February 1998 could have a material adverse effect on the Company's financial condition and liquidity.

     At December 31, 1996, the Company was a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 million of its floating rate debt under the Term Loan Facility. The agreements effectively changed the interest rate exposure on $600.0 million of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in 1996 were $2.0 million. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998. The estimated cost at which the Company could terminate such agreements was $0.9 million at December 31, 1996.

     IMPACT OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128-- "EARNINGS PER SHARE"

     On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," replacing Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces "primary" and "fully diluted" earnings per share ("EPS") under APB Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. However, under SFAS No. 128, the Company would use the average market price for its stock during the reporting period to determine the cost of options as opposed to the greater of the closing price at the end of the period or the average market price during the period, as currently required by APB Opinion No. 15. SFAS No. 128 is effective for years ending after December 15, 1997. The Company is currently evaluating the impact of the implementation of SFAS No. 128.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Included herein are certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding the Company's expectation of future performance following implementation of its new business strategy. Such statements are subject to various risks and uncertainties. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast, estimated, or budgeted by the Company in such forward-looking statements.

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

     (l) Ability of the Company to attract and retain experienced and qualified personnel.

     (m) Changes in interest rates causing an increase in the Company's effective borrowing rate.

     (n) The effect of the Company's effort to improve account profitability by selectively repricing or discontinuing business with existing accounts which perform below Company expectations.

     (o) The failure to consummate the Rights Offering by the end of the second quarter of 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Index on Page F-1 of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                  PART III

The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1997 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 1997.


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

          (3)  Index to and List of Exhibits

               (a)  Exhibits:*

     Exhibits 10.1 through 10.3 and 10.6 through 10.13 are management contracts or compensatory plans or arrangements.

       2.1     -  Agreement and Plan of Merger among the Company, NHL Sub
                  Acquisition Corp. and NHLI (incorporated herein by reference to the Company's Registration Statement on Form S-4 filed
                  with the Securities and Exchange Commission
                  (the "Commission") on March 14, 1994, File No. 33-52655
                  (the "1994 S-4")).
       2.2     -  Agreement and Plan of Merger dated as of May 3, 1994 of
                  NHLI and N Acquisition Corp. (incorporated herein by
                  reference to Exhibit (c)(1) of Schedule 14D-1 and Schedule
                  13D ("Schedule 14D-1 and Schedule 13D") filed with the
                  Commission on May 9, 1994).
       2.3     -  Agreement dated as of June 7, 1994, among N Acquisition
                  Corp., the Company and NHLI (incorporated herein by
                  reference to Exhibit (c)(7) of amendment No. 2 to Schedule
                  14D-1 and Schedule 13D of NHLI and N Acquisition Corp filed with the Commission on June 8, 1994).
       2.4     -  Agreement and Plan of Merger dated as of December 13, 1994 among the Company, HLR Holdings Inc., Roche Biomedical
                  Laboratories, Inc. and (for the purposes stated therein)
                  Hoffmann-La Roche Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1994 filed with the Commission on March 3, 1995,
                  File No. 1-11353 (the "1994 10-K")).
       2.5     -  Stock Purchase Agreement dated December 30, 1994 between
                  Reference Pathology Holding Company, Inc. and Allied Clinical
                  Laboratories, Inc. ("Allied") (incorporated herein by
                  reference to the 1994 10-K).
       3.1     -  Certificate of Incorporation of the Company (amended
                  pursuant to a Certificate of Merger filed on April 28, 1995)
                  (incorporated by reference herein to the report on Form 8-K dated April 28, 1995, filed with the Commission on May 12,
                  1995, File No. 1-11353 (the "April 28, 1995 Form 8-K")).
       3.2     -  Amended and Restated By-Laws of the Company (incorporated herein by reference to the April 28, 1995 Form 8-K).
       4.1     -  Warrant Agreement dated as of April 10, 1995 between the
                  Company and American Stock Transfer & Trust Company
                  (incorporated herein by reference to the April 28, 1995
                  Form 8-K).
       4.2     -  Specimen of the Company's Warrant Certificate (included in the Exhibit to the Warrant Agreement included therein as
                  Exhibit 4.1 hereto) (incorporated herein by reference to
                  the April 28, 1995 Form 8-K).
       4.3     -  Specimen of the Company's Common Stock Certificate
                  (incorporated herein by reference to the April 28, 1995
                  Form 8-K).
       10.1    -  National Health Laboratories Incorporated Employees'
                  Savings and Investment Plan (incorporated herein by
                  reference to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1991 filed with the Commission on February 13, 1992, File No. 1-10740** (the "1991 10-K")).
       10.2    -  National Health Laboratories Incorporated Employees'
                  Retirement Plan (incorporated herein by reference to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1992 filed with the Commission on March 26,
                  1993, File No. 1-10740 (the "1992 10-K")).
       10.3    -  National Health Laboratories Incorporated Pension
                  Equalization Plan (incorporated herein by reference to the
                  1992 10-K).
       10.4    -  Settlement Agreement dated December 18, 1992 between the
                  Company and the United States of America (incorporated
                  herein by reference to the 1992 10-K).
       10.5*   -  Settlement Agreement dated November 21, 1996 between the
                  Company and the United States of America.
       10.6    -  National Health Laboratories 1988 Stock Option Plan, as
                  amended (incorporated herein by reference to the Company's
                  Registration Statement on Form S-1 (No. 33-35782) filed with the Commission on July 9, 1990 (the "1990 S-1")).
       10.7    -  National Health Laboratories 1994 Stock Option Plan
                  (incorporated herein by reference to the Company's
                  Registration Statement on Form S-8 filed with the Commission on August 12, 1994, File No. 33-55065).
       10.8    -  Laboratory Corporation of America Holdings Performance Unit
                  Plan (incorporated by reference to Annex II of the Company's
                  1995 Annual Proxy Statement filed with the Commission on
                  August 17, 1995 (the "1995 Proxy")).
       10.9    -  Laboratory Corporation of America Holdings Annual Bonus
                  Incentive Plan (incorporated by reference to Annex III of the 1995 Proxy).
       10.10   -  Laboratory Corporation of America Holdings Master Senior
                  Executive Severence Plan (incorporated herein by reference to the report on Form 8-K dated October 24, 1996 (the
                  "October 24, 1996 8-K") filed with the Commission on
                  October 24, 1996, File No. 1-11353).
       10.11   -  Special Severance Agreement dated June 28, 1996 between the
                  Company and Timothy J. Brodnik (incorporated herein by reference to the October 24, 1996 8-K).
       10.12   -  Special Severance Agreement dated July 12, 1996 between the
                  Company and John F. Markus (incorporated herein by reference to the October 24, 1996 8-K).
       10.13   -  Special Severance Agreement dated June 28, 1996 between the
                  Company and Robert E. Whalen (incorporated herein by reference to the October 24, 1996 8-K).
       10.14   -  Tax Allocation Agreement dated as of June 26, 1990 between
                  MacAndrews & Forbes Holding Inc., Revlon Group
                  Incorporated, New Revlon Holdings, Inc. and the subsidiaries of Revlon set forth on Schedule A thereto
                  (incorporated herein by reference to the 1990 S-1).
       10.15   -  Loan Agreement dated August 1, 1991 among the Company,
                  Frequency Property Corp. and Swiss Bank Corporation, New
                  York Branch (incorporated herein by reference to the 1991
                  10-K).
       10.16   -  Sharing and Call Option Agreement dated as of December 13,
                  1994 among HLR Holdings Inc., Roche Biomedical
                  Laboratories, Inc., Mafco Holdings Inc., National Health
                  Care Group, Inc. and (for the purposes stated therein) the Company (incorporated by reference herein to the 1994 10-K).
       10.17   -  Stockholder Agreement dated as of April 28, 1995 among the
                  Company, HLR Holdings Inc., Hoffmann-La Roche Inc. and Roche
                  Holdings, Inc. (incorporated herein by reference to the April 28, 1995 Form 8-K).
       10.18   -  Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company
                  (incorporated herein by reference to the April 28, 1995
                  Form 8-K).
       10.19   -  Credit Agreement dated as of April 28, 1995, among the
                  Company, the banks named therein, and Credit Suisse (New
                  York Branch), as Administrative Agent (incorporated herein by reference to the April 28, 1995 Form 8-K).
       10.20   -  First Amendment to Credit Agreement dated as of September
                  8, 1995 among the Company, the banks named therein, and Credit
                  Suisse (New York Branch), as Administrative Agent.
                  (incorporated by reference herein to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1995 filed with the Commission on November 14,
                  1995, File No. 1-11353).
       10.21   -  Second Amendment to Credit Agreement dated as of February
                  16, 1996 among the Company, the banks named therein, and Credit Suisse (New York Branch), as Administrative Agent
                  (incorporated herein by reference to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 29, 1996, File No.
                  1-11353).
       10.22   -  Third Amendment and Second Waiver to Credit Agreement dated as of July 10, 1996 among the Company, the banks named therein and Credit Suisse (New York Branch) as
                  Administrative Agent (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996 filed with the Commission on August 14,
                  1996, File No. 1-11353).
       10.23   -  Fourth Amendment to the Credit Agreement dated as of
                  September 23, 1996 among the Company, the banks named therein and Credit Suisse (New York Branch), as
                  Administrative Agent (incorporated herein by reference to the report in Form 8-K dated September 23, 1996, filed with the Commission on September 30, 1996, File No. 1-11353).
       10.24   -  Third Waiver to the Credit Agreement dated as of November
                  4, 1996 among the Company, the banks named therein and Credit
                  Suisse (New York Branch), as Administrative Agent
                  (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended
                  September 30, 1996 filed with the Commission on November
                  14, 1996, File No. 1-11353).
       10.25   -  Fifth Amendment and Fourth Waiver to the Credit Agreement
                  dated as of December 23, 1996 among the Company, the banks named therein and Credit Suisse (New York Branch), as
                  Administrative Agent (incorporated herein by reference to the report on Form 8-K filed with the Commission on January
                  6, 1997, File No. 1-11353 (the "January 6, 1997 8-K")).
       10.26*  -  Fifth Waiver to the Credit Agreement dated as of January
                  27, 1997 among the Company, the banks named therein and Credit
                  Suisse (New York Branch) as Administrative Agent.
       10.27*  -  Sixth Amendment and Waiver to the Credit Agreement dated as of March 31, 1997 among the Company, the banks named therein and Credit Suisse First Boston as Administrative
                  Agent.
       10.28*  -  Amended and Restated Credit Agreement dated as of March 31,
                  1997 among the Company, the banks named therein and Credit
                  Suisse First Boston as Administrative Agent.
       10.29   -  Laboratory Corporation of America Holdings 1995 Stock Plan
                  for Non-Employee Directors (incorporated by reference herein to the report of Form S-8 dated September 26, 1995, filed with the Commission on September 26, 1995).
       10.30   -  Laboratory Corporation of America Holdings 1997 Employee
                  Stock Purchase Plan (incorporated by reference herein to Annex I of the Company's 1996 Annual Proxy Statement filed with the Commission on October 25, 1996.
       10.31   -  Promissory note dated December 30, 1996 between the Company and Roche Holdings Inc. (incorporated herein by reference to the January 6, 1997 8-K).
       10.32*  -  First Amendment to promissory note given by the Company to
                  Roche Holdings Inc.

       21.1*   -  List of Subsidiaries of the Company

       23.1*   -  Consent of KPMG Peat Marwick LLP.

       24.1*   -  Power of Attorney of Jean-Luc Belingard
       24.2*   -  Power of Attorney of Wendy E. Lane
       24.3*   -  Power of Attorney of Robert E. Mittelstaedt, Jr.
       24.4*   -  Power of Attorney of James B. Powell, M.D.
       24.5*   -  Power of Attorney of David B. Skinner
       24.6*   -  Power of Attorney of Andrew G. Wallace, M.D.

       27      -  Financial Data Schedule (electronically filed version
                  only).

(b)   Reports on Form 8-K

  1) A current report on Form 8-K dated November 21, 1996 was filed on November 20, 1996 in connection with the Company's press release dated November 21, 1996 announcing a settlement agreement with the U.S. Government as well as certain other information.
  2) A current report on Form 8-K dated December 4, 1996 was filed on December 4, 1996 in connection with the resignation of the Company's
      Chief Operating Officer.
  3) A current report on Form 8-K dated December 30, 1996 was filed on January 6, 1997 in connection with promissory note between the Company and Roche Holdings Inc and an amendment to the Company's Credit agreement.


------------------------

*    Filed herewith.
** Previously filed under File No. 0-17031 which has been corrected to File No. 1-10740.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           ------------------------------------------
                                     Registrant


                              By:/s/ THOMAS P. MAC MAHON
                                   ----------------------------------
                                 Thomas P. Mac Mahon
                                 Chairman of the Board, President
                                 and Chief Executive Officer






Dated:  April 9, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on April 9, 1997 in the capacities indicated.

     Signature                          Title
     ---------                          -----


/s/ THOMAS P. MAC MAHON                 Chairman of the Board,
-------------------------------------   President and Chief
Thomas P. Mac Mahon                     Executive Officer
                                        (Principal Executive Officer)


/s/ WESLEY R. ELINGBURG                 Executive Vice President,
-------------------------------------   Chief Financial Officer
Wesley R. Elingburg                     and Treasurer
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)


/s/ JEAN-LUC BELINGARD*                 Director
-------------------------------------
Jean-Luc Belingard

/s/ WENDY E. LANE*                      Director
-------------------------------------
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*        Director
-------------------------------------
Robert E. Mittelstaedt, Jr.

/s/ JAMES B. POWELL, M.D.*              Director
-------------------------------------
James B. Powell, M.D.

/s/ DAVID B. SKINNER, M.D.*             Director
-------------------------------------
David B. Skinner, M.D.

/s/ ANDREW G. WALLACE, M.D.*            Director
-------------------------------------
Andrew G. Wallace, M.D.



--------------------------------

* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.



By:/s/ BRADFORD T. SMITH
   --------------------------------------
   Bradford T. Smith
   Attorney-in-fact

                 LABORATORY CORPORATION OF AMERICA HOLDINGS

                        INDEX TO FINANCIAL STATEMENTS
                                AND SCHEDULE



                                                           Page
                                                           ----

Independent Auditors' Report                               F-2

Financial Statements:

 Consolidated Balance Sheets as of
   December 31, 1996 and 1995                              F-3

 Consolidated Statements of Operations for
   each of the years in the three-year
     period ended December 31, 1996.                       F-4

 Consolidated Statements of Stockholders'
   Equity for each of the years in the
   three-year period ended December 31, 1996               F-5

 Consolidated Statements of Cash Flows for
   each of the years in the three-year
   period ended December 31, 1996.                         F-6

 Notes to Consolidated Financial Statements                F-8

Financial Statement Schedule:

 II - Valuation and Qualifying Accounts and Reserves       F-31

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP



Raleigh, North Carolina
February 14, 1997 except for Notes 9
and 10 as to which the date is March 31, 1997.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Dollars in millions, except per share data)
                                                  December 31,
                                          ----------------------------
                                             1996             1995
                                          ----------       ----------
ASSETS
Current assets:
  Cash and cash equivalents                $   29.3         $   16.4
  Accounts receivable, net                    505.6            426.8
  Inventories                                  44.3             50.1
  Prepaid expenses and other                   21.8             21.4
  Deferred income taxes                        66.2             63.3
  Income taxes receivable                      54.3             21.9
                                            -------          -------
 Total current assets                         721.5            599.9

Property, plant and equipment, net            282.9            304.8
Intangible assets, net                        891.1            916.7
Other assets, net                              21.5             15.8
                                            -------          -------
                                           $1,917.0         $1,837.2
                                            =======          =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   65.7         $  106.2
  Accrued expenses and other                  168.4            173.5
  Current portion of long-term debt            18.7             70.8
                                            -------          -------
Total current liabilities                     252.8            350.5

Loan from affiliate                           187.0               --
Revolving credit facility                     371.0            218.0
Long-term debt, less current portion          693.8            712.5
Capital lease obligation                        9.8              9.6
Other liabilities                             144.5            135.0

Stockholders' equity:
  Preferred stock, $0.10 par value;
    10,000,000 shares authorized;
    none issued                                  --               --
  Common stock, $0.01 par value;
    220,000,000 shares authorized;
    122,935,080 and 122,908,722 shares
    issued and outstanding at
    December 31, 1996 and 1995, respectively   1.2               1.2
Additional paid-in capital                    411.0            411.0
Accumulated deficit                          (154.1)            (0.6)
                                            -------          -------
 Total stockholders' equity                   258.1            411.6
                                            -------          -------
                                           $ 1,917.0        $1,837.2
                                            ========         =======

               See notes to consolidated financial statements.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions, except per share data)
                                          Years Ended December 31,
                                      -------------------------------
                                         1996       1995       1994
                                      --------    -------    --------
Net Sales                             $1,607.7    $1,432.0   $ 872.5

Cost of sales                          1,183.9     1,024.3     597.0
                                       -------     -------    ------

Gross profit                             423.8       407.7     275.5

Selling, general and
  administrative expenses                305.0       238.5     149.3

Amortization of intangibles
  and other assets                        29.6        27.0      16.3

Restructuring and non-recurring charges   23.0        65.0        --

Provision for settlements
   and related expenses                  185.0        10.0        --
                                        ------     -------    ------
Operating income (loss)                 (118.8)       67.2     109.9

Other income (expenses):
  Litigation settlement and
    related expenses                        --          --     (21.0)
  Investment income                        2.2         1.4       1.0
  Interest expense                       (71.7)      (65.5)    (34.5)
                                        ------     -------    ------

Earnings (loss) before income taxes
    and extraordinary loss              (188.3)        3.1      55.4

Provision for income taxes               (34.8)        7.1      25.3
                                       -------     -------    ------

Earnings (loss) before extraordinary
    loss                                (153.5)       (4.0)     30.1
Extraordinary loss from early
    extinguishment of debt, net of
    income tax benefit of $5.2              --        (8.3)       --
Net earnings (loss)                   $ (153.5)   $  (12.3)  $  30.1
                                       =======     =======    ======

Earnings (loss) per common share:
 Earnings (loss) per common share
    before extraordinary item         $  (1.25)   $  (0.03)  $  0.36

 Extraordinary loss per common share        --       (0.08)       --
                                       -------     -------    ------
Net earnings (loss) per common share  $  (1.25)   $  (0.11)  $  0.36
                                       =======     =======    ======

Dividends per common share            $     --    $    --    $  0.08
                                       =======     =======    ======

               See notes to consolidated financial statements.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Dollars in millions, except per share data)

                            Common
                            Stock                        Minimum
                            $0.01  Additional            Pension
                             Par    Paid-in   Retained  Liability  Treasury
                            Value   Capital   Earnings  Adjustment  Stock    Total
                            -----  ---------- --------  ---------- --------  -----
Balance, December 31, 1993  $ 1.0  $  226.3   $ 202.0   $ (2.4)    $(286.1)  $140.8

  Net earnings                 --        --      30.1       --          --     30.1
  Exercise of stock options    --       0.1        --       --          --      0.1
  Dividends to stockholders    --        --      (6.8)      --          --     (6.8)
  Retirement of treasury
    stock                    (0.2)    (72.3)   (213.6)      --       286.1       --
  Adjustment for minimum
    pension liability          --        --        --      2.4          --      2.4
  Other                        --      (0.6)       --       --          --     (0.6)
                             -----  -------    ------    -----      ------   ------

Balance, December 31, 1994    0.8     153.5      11.7       --          --    166.0

  Net loss                     --        --     (12.3)      --          --    (12.3)
  Exercise of stock options    --       0.2        --       --          --      0.2
  Cancellation of stock
     options                   --       6.9        --       --          --      6.9
  Distribution to
     stockholders            (0.2)   (474.5)       --       --          --   (474.7)
  Issuance of common stock    0.6     674.6        --       --          --    675.2
  Issuance of warrants         --      51.0        --       --          --     51.0
  Other                        --      (0.7)       --       --          --     (0.7)
                            -----   -------    ------    -----      ------   ------

Balance, December 31, 1995    1.2     411.0      (0.6)      --          --    411.6

   Net loss                    --        --    (153.5)      --          --   (153.5)
                            -----   -------    ------    -----      ------   ------

Balance, December 31, 1996 $  1.2  $  411.0   $(154.1)  $   --     $    --  $ 258.1
                            =====   =======    ======    =====      ======   ======

               See notes to consolidated financial statements.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in millions, except per share data)


                                           Years Ended December 31,
                                       ------------------------------
                                          1996       1995      1994
                                       --------    -------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                   $ (153.5)   $(12.3)  $  30.1

 Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
       Restructuring and non-recurring
        charges                            23.0      65.0        --
       Provision for settlements and
        related expenses                  185.0      10.0      21.0
       Extraordinary loss, net of
        income tax benefit                   --       8.3        --
       Depreciation and amortization,
        net                                84.5      72.4      44.4
       Deferred income taxes, net          30.3     (21.6)     11.0
       Provision for doubtul accounts,
        net                                22.2      12.4      (1.4)
   Change in assets and liabilities,
        net of effects of acquisitions:
        Increase in accounts receivable  (102.2)    (58.6)    (54.0)
        Decrease(increase)in inventories    8.0       5.1      (0.9)
        Decrease(increase)in prepaid
          expenses and other               (3.1)      1.0       5.1
        Change in income taxes
          receivable/payable, net         (32.4)    (11.7)      5.5
        Increase(decrease)in accounts
          payable, accrued expenses
          and other                       (33.4)     27.9     (13.1)
        Payments for restructuring and
         non-recurring charges            (18.8)    (13.4)       --
        Payments for settlement and
          related expenses               (188.9)    (32.1)    (29.8)
        Other, net                         (7.5)     (5.4)     (3.2)
                                        -------   -------   -------
  Net cash provided by (used for)
    operating activities                 (186.8)     47.0      14.7
                                        -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    (54.1)    (75.4)    (48.9)
  Proceeds from sale of subsidiary           --        --      10.1
  Acquisitions of businesses               (5.0)    (39.6)   (254.8)
                                        -------   -------   -------
  Net cash used for investing
    activities                            (59.1)   (115.0)   (293.6)
                                        -------   -------   -------

                                 (continued)


         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                (Dollars in millions, except per share data)
                                           Years Ended December 31,
                                       -------------------------------
                                          1996      1995       1994
                                       --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit
    facilities                         $  293.0   $ 308.0    $ 308.0
  Payments on revolving credit
    facilities                           (140.0)   (303.0)    (373.0)
  Proceeds from long-term debt               --     800.0      400.0
  Loan from affiliate                     187.0        --         --
  Payments on long-term debt              (70.8)   (446.7)     (20.0)
  Deferred payments on acquisitions       (10.4)    (12.9)      (7.6)
  Dividends paid on common stock             --        --      (13.6)
  Distribution to stockholders               --    (474.7)        --
  Cash received for issuance of common
    stock                                    --     135.7         --
  Cash received for issuance of warrants     --      51.0         --
  Other                                      --       0.2       (0.4)
                                        -------   -------    -------
  Net cash provided by
    financing activities                  258.8      57.6      293.4
                                        -------   -------    -------
  Net increase (decrease) in cash
    and cash equivalents                   12.9     (10.4)      14.5
  Cash and cash equivalents at
    beginning of year                      16.4      26.8       12.3
                                        -------   -------    -------
  Cash and cash equivalents at
    end of year                        $   29.3  $   16.4   $   26.8
                                        =======   =======    =======

Supplemental schedule of cash
  flow information:
    Cash paid during the period for:
      Interest                         $   65.1  $   58.6   $   34.2
      Income taxes                        (15.2)     27.2       14.8

Disclosure of non-cash financing
  and investing activities:
   Common stock issued in connection
      with acquisition                       --     539.5         --
    Common stock issued in connection
      with the cancellation of employee
      stock options                          --       6.9         --
In connection with business
  acquisitions, liabilities were
  assumed as follows:
    Fair value of assets acquired      $   23.4  $  777.7    $ 399.4
    Cash paid                              (5.0)    (39.6)    (254.8)
    Stock issued                             --    (539.5)        --
                                        -------   -------     ------
    Liabilities assumed                $   18.4  $  198.6    $ 144.6
                                        =======   =======    =======

               See notes to consolidated financial statements.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

     Laboratory Corporation of America Holdings is one of the three largest independent clinical laboratory companies in the United States based on 1996 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other clinical states. Since its founding in 1971, the Company has grown into a network of 28 major laboratories and approximately 1,500 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 48 states.

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

Property, Plant and Equipment:

     Property, plant and equipment are recorded at cost. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

leased property at the inception of the lease. Depreciation and amortization expense is computed on all classes of assets based on their estimated useful lives, as indicated below, using principally the straight-line method.

                                                      Years
                                                      -----

       Buildings and building improvements            35-40
       Machinery and equipment                         3-10
       Furniture and fixtures                          5-10


     Leasehold improvements and assets held under capital leases are amortized over the shorter of their estimated lives or the period of the related leases. Expenditures for repairs and maintenance charged against earnings in 1996, 1995 and 1994 were $34.2, $28.3 and $16.5, respectively.

Fair Value of Financial Instruments:

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires that fair values be disclosed for most of the Company's financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values. The carrying amount of the revolving credit facility and long-term debt are considered to be representative of their respective fair values as their interest rates are based on market rates. The carrying value of the loan from affiliate is considered to be representative of its fair value due to the related party nature of the obligation.

Concentration of Credit Risk:

     Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's clients as well as their dispersion across many different geographic regions.

Revenue Recognition:

     Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement. In 1996, 1995 and 1994, approximately 23%,

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

28% and 35%, respectively, of the Company's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

Income Taxes:

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Option Plans:

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (OAPBO) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Earnings per Common Share:

     For the years ended December 31, 1996, 1995 and 1994, earnings per common share is calculated based on the weighted average number of shares outstanding during each year (122,919,767, 110,579,096, and 84,754,183 shares, respectively).

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of:

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     Intangible assets, consisting of goodwill, net of amortization, of $696.1 and $700.1 at December 31, 1996 and 1995, respectively, and other intangibles (i.e., customer lists and non-compete agreements), net of amortization, of $195.0 and $216.6 at December 31, 1996 and 1995, respectively, are being amortized on a straight-line basis over a period of 40 years and 3-25 years, respectively. Total accumulated amortization for intangible assets aggregated $116.9 and $87.4 at December 31, 1996 and 1995, respectively.

Reclassifications:

     Certain amounts in the prior years' financial statements have been reclassified to conform with the 1996 presentation.

2.   MERGER AND ACQUISITIONS

     In April 1995, the Company completed a merger (the "Merger") with Roche Biomedical Laboratories, Inc. ("RBL"). In connection with the Merger, the Company issued 61,329,256 shares of Common Stock to HLR Holdings Inc. ("HLR") and Roche Holdings Inc. ("Roche") in exchange for all outstanding shares of RBL and $135.7 in cash. The exchange consideration of approximately $558.0 for the purchase of RBL consisted of the value of the stock issued to HLR and Roche, as

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

well as other cash costs of the Merger, net of cash received from HLR. In June 1994, the Company acquired Allied Clinical Laboratories, Inc. ("Allied") for approximately $191.5 in cash plus the assumption of $24.0 of Allied indebtedness (the "Allied Acquisition"). The Allied Acquisition and the Merger have been accounted for under the purchase method of accounting; as such, the acquired assets and liabilities were recorded at their estimated fair values on the date of acquisition. RBL's and Allied's results of operations have been included in the Company's results of operations since April 28, 1995 and June 23, 1994, respectively.

     During 1996, the Company acquired four small clinical laboratory companies for an aggregate purchase price, including assumption of liabilities, of $23.4. During 1995 and 1994, the Company acquired nine and eleven laboratories, respectively, for an aggregate purchase price, including assumption of liabilities, of $41.7 and $79.3, respectively. The acquisitions were accounted for as purchase transactions. The excess of cost over the fair value of net tangible assets acquired during 1996, 1995 and 1994 was $22.5, $28.2, and $72.1, respectively, which is included under the caption "Intangible assets, net" in the accompanying consolidated balance sheets. The consolidated statements of operations reflect the results of operations of these purchased businesses from dates of acquisition.

3.   RESTRUCTURING AND NON-RECURRING CHARGES

     In the second quarter of 1996, the Company recorded certain charges of a non-recurring nature including additional charges related to the restructuring of operations. The Company recorded a restructuring charge totaling $13.0 for the shutdown of its La Jolla, California administrative facility and other workforce reductions. This amount includes approximately $8.1 for severance, $3.5 for the future lease obligation of the La Jolla facility and $1.4 for the write down of leasehold improvements and fixed assets that will be abandoned or disposed of. The La Jolla facility was substantially closed by the end of 1996. The remaining workforce reductions took place in other areas of the Company and were substantially completed by the end of 1996. The net work force reduction as a result of these activities was approximately 250 employees. Payments for severance are expected to continue through 1997.

     In addition, the Company recorded certain non-recurring charges in the second quarter of 1996 related to further integration after the Merger. The Company decided to abandon certain data processing systems and therefore wrote off approximately $6.7 in capitalized software costs. In addition, the Company relocated its principal drug testing facility to accommodate consolidation of the RBL and Company operations and will incur approximately $1.3 in costs primarily related to the write-off of leasehold improvements and building clean up. Finally, the Company recorded a charge of $2.0

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

for various other items including the write-off of certain supplies related to changes in testing methodologies to increase efficiency. As a result of these changes, some supplies were not compatible with the new testing methods and were disposed of.

     Following the Merger in 1995, the Company determined that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. As a result, the Company recorded a restructuring charge of $65.0 in the second quarter of 1995. As part of the Company's evaluation of its future obligations under these restructuring activities, certain changes in the estimates were made during the quarter ended June 30, 1996. These resulted in the reclassification of certain accruals in the categories listed below although the total liability did not change. These restructuring activities have been substantially completed as of December 31, 1996 and have resulted in a net reduction of approximately 1,600 employees.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

     The following represents the Company's restructuring activities for the period indicated:
                                     Asset        Lease and
                      Severance   revaluations  other facility
                        Costs    and write-offs   obligations   Total
                      ---------  -------------- --------------  -----
Balance at
  December 31, 1994     $   --      $   --           $   --     $  --

   Restructuring charges  24.2        21.3             19.5       65.0
   Non cash items         (0.3)       (2.7)              --       (3.0)
   Cash payments         (11.1)         --             (0.6)     (11.7)
                        ------      ------            -----     ------

 Balance at
  December 31, 1995     $ 12.8      $ 18.6           $ 18.9     $ 50.3

   Restructuring charges   8.1         1.4              3.5       13.0
   Reclassifications       1.6         0.7             (2.3)        --
   Non cash items           --       (11.3)              --      (11.3)
   Cash payments         (14.2)         --             (3.2)     (17.4)
                        ------       -----           ------      -----

   Balance at
     December 31, 1996  $  8.3     $   9.4           $ 16.9     $ 34.6
                         =====      ======            =====      =====

   Current                                                      $ 25.5
     Non-current                                                   9.1
                                                                 -----
                                                                $ 34.6
                                                                 =====

4.  ACCOUNTS RECEIVABLE, NET

                                        December 31,   December 31,
                                           1996           1995
                                        -----------    -----------
Gross accounts receivable                $ 617.2        $ 517.2
Less contractual allowances and
  allowance for doubtful accounts         (111.6)         (90.4)
                                          ------         ------
                                         $ 505.6        $ 426.8
                                          ======         ======

5.  PROPERTY, PLANT AND EQUIPMENT, NET

                                        December 31,   December 31,
                                           1996           1995
                                        -----------    -----------
Land                                     $   9.2        $   7.0
Buildings and building improvements         64.2           54.7
Machinery and equipment                    289.3          268.1
Leasehold improvements                      58.3           70.3
Furniture and fixtures                      27.0           27.3
Buildings under capital leases               9.6            9.6
                                          ------         ------
                                           457.6          437.0
Less accumulated depreciation
  and amortization                        (174.7)        (132.2)
                                          ------         ------
                                         $ 282.9        $ 304.8
                                          ======         ======

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

6.  ACCRUED EXPENSES AND OTHER

                                        December 31,   December 31,
                                           1996           1995
                                        -----------    -----------
Employee compensation and benefits       $  49.5        $  50.5
Deferred acquisition related payments       12.9           14.8
Acquisition related reserves                17.2           39.4
Restructuring reserves                      25.5           32.3
Accrued taxes                               15.4           14.0
Interest payable                            12.8            7.4
Other                                       35.1           15.1
                                          ------         ------
                                         $ 168.4        $ 173.5
                                          ======         ======

7.  OTHER LIABILITIES

                                        December 31,   December 31,
                                           1996           1995
                                        -----------    -----------
Deferred acquisition related payments    $  14.8        $   8.5
Acquisition related reserves                12.3           68.2
Restructuring reserves                       9.1           18.0
Deferred income taxes                       38.7            5.1
Post-retirement benefit obligation          27.0           25.1
Other                                       42.6           10.1
                                          ------         ------
                                         $ 144.5        $ 135.0
                                          ======         ======

8.   SETTLEMENTS

     As previously discussed in the Company's December 31, 1995 10-K, the Office of Inspector General ("OIG") of Health and Human Services and the Department of Justice ("DOJ") had been investigating certain past laboratory practices of the predecessor companies of the Company - NHL, RBL and Allied. On November 21, 1996, the Company reached a settlement with the OIG and the DOJ regarding the prior billing practices of these predecessor companies (the "1996 Government Settlement"). Consistent with this overall settlement, the Company paid $187.0 to the Federal Government in December 1996 (the "Settlement Payment") with proceeds from a loan from Roche (the "Roche Loan"). As a result of negotiations related to the 1996 Government Settlement, the Company recorded a charge of $185.0 in the third quarter of 1996 (the "Settlement Charge") to increase reserves for the 1996 Government Settlement described above, and other related expenses of government and private claims resulting therefrom.

     In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which were billing disputes with various third party payors

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

relating to the contention that NHL improperly included tests for HDL cholesterol and serum ferritin in its basic test profile without clearly offering an alternative profile that did not include these medical tests. As of December 31, 1996, the majority of these disputes have been settled.

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

9.   LONG-TERM DEBT

     The Company entered into a credit agreement dated as of April 28, 1995 (the "Existing Credit Agreement"), with the banks named therein (the "Banks") and Credit Suisse First Boston, as administrative agent (the "Bank Agent"), under which the Banks made available to the Company a senior term loan facility of $800.0 (the "Term Loan Facility") and a revolving credit facility of $450.0 (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Bank Facility"). The Bank Facility is unconditionally and irrevocably guaranteed by certain of the Company's subsidiaries.

     As a result of potential defaults under the Existing Credit Agreement, resulting from, among other things, the Company's performance and higher than projected debt levels, the Settlement Charge and the Roche Loan, the Company has obtained several amendments and waivers to the Existing Credit Agreement. In September 1996, the Company negotiated an amendment (the "Fourth Amendment") to the Existing Credit Agreement. The Fourth Amendment modified the interest coverage and leverage ratios applicable to the quarters ending September 30 and December 31, 1996. The Fourth Amendment also increased the interest rate margin on its revolving credit facility from 0.25% to 0.875% and increased the interest rate margin on its term loan facility from 0.375% to 1.00%. As a result of the Settlement Charge in the third quarter of 1996, as described above, the Company obtained a waiver (the "Third Waiver") which excluded the special charge from covenant calculations for the periods covered by the most recent amendment until 30 days after the 1996 Government Settlement. As a result of the Roche Loan and the 1996 Government Settlement, the Company negotiated a Fifth Amendment and Fourth Waiver (the "Fifth Amendment") to the Existing Credit Agreement. The Fifth Amendment extended the Third Waiver until January 31, 1997 and excluded the Roche Loan from covenant calculations for the quarters ending December 31, 1996 and March 31,

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

1997. On January 27, 1997, the Company negotiated a waiver (the "Fifth Waiver") which further extended the Third Waiver until March 31, 1997.

     In March 1997, the Company entered into the Sixth Amendment and Waiver (the "Sixth Amendment") which eliminates amortization payments on the Term Loan Facility for 1997 and modifies the interest coverage and leverage ratios for the quarterly periods through December 31, 1997. As a result of the Sixth Amendment certain amounts outstanding under the Revolving Credit Facility and Term Loan Facility that were classified as current liabilities in the September 30, 1996 financial statements have been reclassified to long-term debt in the December 31, 1996 financial statements. Pursuant to this amendment, the Company paid an amendment fee of 37.5 basis points on commitments and will pay an additional fee of 62.5 basis points if the Rights Offering, as described in Note 17, is not completed by June 30, 1997. Under the Sixth Amendment, maturities under the Term Loan Facility aggregate $243.8, $162.5, $187.5 and $100.0 in 1998 through 2001, respectively.

     In March 1997, the Company also entered into an amended and restated credit agreement (the "Amended Credit Agreement") which will become effective upon completion of the Rights Offering following satisfaction of certain conditions precedent. The Amended Credit Agreement makes available to the Company a term loan facility of $693.8 (the "Amended Term Loan Facility") and a $450.0 revolving credit facility (the "Amended Revolving Credit Facility"). The Amended Revolving Credit Facility will include a $50.0 letter of credit sublimit. The maturities under the Amended Credit Agreement are extended approximately three years for the Amended Term Loan Facility to March 31, 2004 and approximately two years for the Amended Revolving Credit Facility to March 31, 2002.

     As in the Existing Credit Agreement, both the Amended Term Loan Facility and the Amended Revolving Credit Facility bear interest, at the option of the Company, at (i) the base rate plus the applicable base rate margin or (ii) the eurodollar rate plus the applicable eurodollar rate margin. The Amended Credit Agreement provides that in the event of a reduction of the percentage of Common Stock held by HLR, Roche Holdings and their affiliates (other than the Company and its subsidiaries) below 25%, the applicable interest margins and facility fees on borrowings outstanding under the Amended Credit Agreement will increase. The amount of the increase will depend, in part, on the leverage ratio of the Company at the time of such reduction. In addition, pursuant to the Amended Credit Agreement, the applicable interest margins on borrowings outstanding thereunder are based upon the leverage ratio.

     Total amortization of the Amended Term Loan Facility for each twelve-month period following the closing date of the Rights Offering will be reduced significantly for the first three years, and will be

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

made (in quarterly installments) in accordance with the following table:

                  Year     Amount
                  ----    -------
                  1997     $  --
                  1998        --
                  1999      50.0
                  2000     100.0
                  2001     150.0
                  2002     150.0
                  2003     150.0
               3/31/2004    93.8

     Conditions precedent to effectiveness of the Amended Credit Agreement include, without limitation, gross cash proceeds from the Rights Offering in an aggregate amount equal to at least $250.0, receipt of appropriate certificates and legal opinions, accuracy in all material respects of representations and warranties, including absence of material adverse change in the Company and its subsidiaries (taken as a whole) since December 31, 1996, absence of defaults and material litigation, evidence of authority, and payment of transaction fees.

     The Amended Credit Agreement contains customary covenants similar to, and in the case of limitations on acquisitions and incurrence of additional debt more restrictive than, the covenants set forth in the Existing Credit Agreement.

     Like the Existing Credit Agreement, the Amended Credit Agreement contains financial covenants with respect to a leverage ratio, an interest coverage ratio and minimum stockholders' equity. The covenant levels are less restrictive than under the Existing Credit Agreement, and will be tested quarterly.

     At December 31, 1996, the Company was a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 of its floating rate debt under the Term Loan Facility. The agreements effectively changed the interest rate exposure on $600.0 of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in 1996 were $2.0. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998. The estimated cost at which the Company could terminate these agreements as of December 31, 1996 was approximately $0.9. The fair value was estimated by discounting the

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

expected cash flows using rates currently available for interest rate swaps with similar terms and maturities.

     In connection with the repayment of existing revolving credit and term loan facilities in 1995, the Company recorded an extraordinary loss of approximately $13.5 ($8.3 net of tax), consisting of the write-off of deferred financing costs, related to the early extinguishment of debt.

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

10.  LOAN FROM AFFILIATE

     In December 1996, the Company financed the Settlement Payment with the proceeds of a $187.0 loan from Roche. The promissory note bears interest at 6.625% per annum and was originally due March 31, 1997. In March 1997, the Company renegotiated the term of the note and it is now due March 31, 1998. The note is unsecured and ranks pari passu with the Company's bank obligations. The Company subsequently made the Settlement Payment in December 1996.

11.       STOCKHOLDERS' EQUITY

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

12.  INCOME TAXES

     The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:
                                        Years Ended December 31,
                                    ------------------------------
                                      1996       1995       1994
                                    --------   --------   --------
Current:
  Federal                           $ (54.4)   $  10.4    $  16.2
  State                                 2.3        1.5        3.0
                                     ------     ------     ------
                                      (52.1)      11.9       19.2
                                     ------     ------     ------

Deferred:
  Federal                              15.2       (4.6)       4.9
  State                                 2.1       (0.2)       1.2
                                     ------     ------     ------
                                       17.3       (4.8)       6.1
                                     ------     ------     ------
                                    $ (34.8)   $   7.1    $  25.3
                                     ======     ======     ======

     The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

                                        Years Ended December 31,
                                    ------------------------------
                                      1996      1995       1994
                                    --------   -------    ------
Statutory federal rate               (35.0)%     35.0%     35.0%
State and local income taxes,
  net of federal income tax benefit   (3.0)      28.0       4.9
Non deductible amortization of
   intangible assets                   3.0      166.0       4.9
Change in valuation allowance         17.0         --        --
Other                                 (0.5)       7.0       0.9
                                     -----      -----     -----

Effective rate                       (18.5)%    236.0%     45.7%
                                     =====      =====     =====

     The significant components of deferred income tax expense are as follows:

                                        Years Ended December 31,
                                    ------------------------------
                                       1996       1995     1994
                                    --------    -------- ---------
Acquisition related reserves        $  2.7     $ (17.7)   $ (1.2)
Settlement and related expenses         --         8.8       2.5
Reserve for doubtful accounts         (9.5)       (4.3)      0.9
Insurance accrual                     (1.9)         --        --
Change in valuation allowance         32.0          --        --
Other                                 (6.0)        8.4       3.9
                                     -----      ------     -----
                                    $ 17.3     $  (4.8)   $  6.1
                                     =====      ======     =====


         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                        December 31,   December 31,
                                           1996           1995
                                        -----------    ----------
Deferred tax assets:
  Settlement and related expenses,
    principally due to accrual for
    financial reporting purposes         $  19.2        $   1.8
  Accounts receivable, principally due
    to allowance for doubtful accounts      31.1           21.9
  Self insurance reserves, principally
    due to accrual for financial
    reporting purposes                       7.9            4.8
  Postretirement benefit obligation,
    principally due to accrual for
    financial reporting purposes            10.7            9.9
  Compensated absences, principally due
    to accrual for financial reporting
    purposes                                  --             --
  Acquisition related reserves,
    principally due to accrual for
    financial reporting purposes            43.1           81.0
  State net operating loss carryforwards    11.8            7.4
  Other                                     18.1           13.7
                                          ------         ------
                                           141.9          140.5
    Less valuation allowance               (32.0)            --
                                          ------         ------
    Net deferred tax asset                 109.9          140.5

Deferred tax liabilities:
  Intangible assets, principally due to
    differences in amortization            (60.2)         (59.5)
  Property, plant and equipment,
    principally due to differences in
    depreciation                           (20.9)         (16.4)
  Other                                     (1.3)          (6.4)
                                          ------         ------
    Total gross deferred tax liabilities   (82.4)         (82.3)
                                          ------         ------
Net deferred tax asset                   $  27.5        $  58.2
                                          ======         ======

     There was no valuation allowance for deferred tax assets as of December 31, 1995 and 1994. At December 31, 1996 the valuation allowance for deferred tax assets was $32.0. Realization of the deferred tax assets related to the state net operating loss carry forwards, the post retirement benefit obligation as well as certain other temporary differences is considered uncertain, and therefore a valuation allowance has been established for these items. The

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

Company believes that it is more likely than not that the results of future operations and carry back availability will generate sufficient taxable income to realize the remaining deferred tax assets.

13.  STOCK OPTIONS

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

     In connection with the Merger, all options outstanding as of December 13, 1994 became vested and employees were given the choice to (i) cancel options outstanding as of December 13, 1994 and receive cash and shares of common stock according to a formula included in the merger agreement or (ii) convert such options into new options based on a formula included in the merger agreement. The amount of cash and shares of common stock issued was equal to the product of (i) the number of shares of common stock subject to such options submitted for cancellation and (ii) the excess of (1) $18.50 over (2) the per share exercise price of such options (such product, the "Option Value Amount"). The Option Value Amount was paid as follows: 40% of such amount was paid in cash, and 60% of such amount (the "Option Stock Amount") was paid in the number of shares of common stock obtained by dividing the Option Stock Amount by $15.42. In connection with the cancellation of stock options, the Company paid a total of $5.5 in cash and issued 538,307 shares of common stock to option holders. The value of such amounts were considered transaction costs of the merger and therefore were not treated as compensation expense. Also, a total of 562,532 options were reissued as a result of option conversions at exercise prices between $11.293 and $16.481.

     At December 31, 1996, there were 3,427,316 additional shares available for grant under the Company's Stock Option Plans. There were no options granted in 1996. The per share weighted-average fair value of stock options granted during 1995 was $8.54 per share on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: - expected dividend yield

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

0.0%, risk-free interest rate of 6.86%, and an expected life of ten years.

     The Company applies the provisions of APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the CompanyOs net income would have been reduced to the pro forma amounts indicated below:

                                                        Years ended
                                                        December 31,
                                                      1996       1995
                                                   ---------- ---------
           Net loss              As reported       $ (153.5)   $ (12.3)
                                 Pro forma           (154.7)     (14.5)

           Earnings per share    As reported       $   (1.25)  $  (0.11)
                                 Pro forma             (1.26)     (0.13)

     Pro forma net income reflects only options granted in 1996 and 1995.
Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the optionsO vesting period of two years and compensation cost for options granted prior to January 1, 1995 is not considered.

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

    Changes in options outstanding under the plans for the periods indicated were as follows:


         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

                                                     Weighted Average
                                      Number          Exercise price
                                     of Options         per Option
                                    -----------      ---------------
Outstanding at January 1, 1994      1,564,336            $17.366
    Granted                         2,042,000            $12.600
    Exercised                         (11,125)           $ 7.717
    Canceled or expired               (92,498)           $16.649
                                   ----------

Outstanding at December 31, 1994    3,502,713            $14.637
    Granted                         1,378,000            $13.000
    Merger-related grants             562,532            $15.870
    Exercised                         (20,542)           $10.297
    Merger-related cancellations   (3,459,167)           $14.653
    Canceled or expired              (222,291)           $14.816
                                   ----------

Outstanding at December 31, 1995    1,741,245            $14.637
    Canceled or expired              (443,027)           $14.104
                                   ----------
Outstanding at December 31, 1996    1,298,218            $14.637
                                   ==========

Exercisable at December 31, 1996      993,429            $13.748
                                   ==========

The weighted average remaining life of options outstanding at December
31, 1996 is approximately 8.4 years.

14.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, product and vehicle liability and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 1996 and 1995, the Company had provided letters of credit aggregating approximately $17.6 and $8.6, respectively, primarily in connection with certain insurance programs.

     During 1991, the Company guaranteed a $9.0, five-year loan to a third party for construction of a new laboratory to replace one of the Company's existing facilities. Following its completion in November of 1992, the building was leased to the Company by this


         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

third party. Such transaction is treated as a capital lease for financial reporting purposes. The associated lease term continues for a period of 15 years, expiring in 2007. Under the terms of this guarantee, as modified, the Company is required to maintain 105% of the outstanding loan balance including any overdue interest as collateral in a custody account established and maintained at the lending institution. As of December 31, 1996 and 1995, the Company had placed $9.5 of investments in the custody account. Such investments are included under the caption "Other assets, net" in the accompanying consolidated balance sheets.

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

     The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 1996 are as follows:

                                 Operating         Capital
                                 ---------         --------
     1997                           44.9              1.6
     1998                           36.3              1.7
     1999                           29.4              1.8
     2000                           24.2              1.9
     2001                           16.5              2.0
     Thereafter                     65.9             13.1
                                  ------            -----

     Total minimum lease payments  217.2             22.1
     Less amount representing
       interest                       --             12.3
                                  ------            -----

     Total minimum operating
      lease payments and
      present value of minimum
      capital lease payments     $ 217.2           $  9.8
                                  ======            =====

     Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $70.6, $60.4 and $34.6 for the years ended December 31, 1996, 1995 and 1994, respectively.



         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

15.  PENSION AND POSTRETIREMENT PLANS

     The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older and have been employed by the Company for at least six consecutive months and completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $7.5, $5.8, and $3.6 in 1996, 1995, and 1994, respectively.

     In addition, substantially all employees of the Company are covered by a defined benefit retirement plan (the "Company Plan"). The benefits to be paid under the Company Plan are based on years of credited service and average final compensation.

     Effective December 31, 1994, the Company adopted certain amendments to the Company Plan which resulted in a decrease of approximately $9.5 in the projected benefit obligation.

     Under the requirements of SFAS No. 87, "Employers Accounting for
Pensions", the Company recorded an additional minimum pension liability representing the excess accumulated benefit obligation over plan assets at December 31, 1993. A corresponding amount was recognized as an intangible asset to the extent of unrecognized prior service cost, with the balance recorded as a separate reduction of stockholders' equity.

     The Company recorded an additional liability of $3.0, an intangible asset of $0.6, and a reduction of stockholders' equity of $2.4. Such amounts were eliminated as a result of the amendments to the Company Plan effective December 31, 1994.

     In connection with the Merger, the Company assumed obligations under the RBL defined benefit pension plan ("RBL Plan"). Effective July 1, 1995, the plan was amended to provide benefits similar to the Company Plan, as amended. Certain employees of RBL were grandfathered so that their benefits were not affected by the amendment. On January 1, 1996, the two plans were merged.

     The Company's policy is to fund the Company Plan with at least the minimum amount required by applicable regulations. The components of net periodic pension cost for each of the RBL plans are summarized as follows:


         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

                              Company Plan          RBL Plan
                           ------------------  -------------------
                               Years ended     Eight months ended
                               December 31,        December 31,
                             1996   1995 1994         1995
                           ------------------- -------------------
Service cost                $10.3  $3.2  $5.5       $  2.6
Interest cost                 7.0   2.7   3.5          2.3
Actual return on
  plan assets               (11.9) (7.6)  0.1         (4.3)
Net amortization and
  deferral                    3.3   4.2  (1.4)         1.2
                            -----  ----  ----        -----
Net periodic pension cost   $ 8.7  $2.5  $7.7       $  1.8
                            =====  ===== =====      ======


The status of the plans are as follows:

                                Company Plan       RBL Plan
                               --------------   ------------
                                December 31,     December 31,
                                1996    1995         1995
                               --------------   ------------
Actuarial present value
  of benefit obligations:
    Vested benefits            $ 86.2  $ 36.2       $ 38.8
    Non-vested benefits          11.2     4.4          6.4
                                -----   -----        -----
Accumulated benefit obligation   97.4    40.6         45.2
Effect of projected future
  salary increases                6.3     2.2          1.6
                                -----   -----        -----
Projected benefit obligation    103.7    42.8         46.8
Fair value of plan assets,
  principally corporate equity
  securities and fixed income
  investments                    96.2    40.8         46.6
                                -----   -----        -----
Unfunded projected benefit
  obligation                      7.5     2.0          0.2
Unrecognized prior service cost  17.4     6.6         12.7
Unrecognized net loss           (14.9)   (7.1)        (9.4)
                                -----   -----        -----
Accrued pension cost           $ 10.0  $  1.5       $  3.5
                                =====   =====        =====

Assumptions used in the accounting for the plans were as follows:

                                  Company Plan      RBL Plan
                                 -------------   -----------
                                  1996   1995        1995
                                 -------------   -----------

Weighted average discount rate    7.75%   7.5%       7.5%
Weighted average rate of increase
  in future compensation levels   4.0%    4.0%       5.4%
Weighted average expected long-
  term rate of return             9.0%    9.0%       9.5%



         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

     In addition, the Company assumed obligations under RBL's postretirement medical plan effective with the Merger. Effective July 1, 1995, coverage under the plan was restricted to certain existing RBL employees. This plan is unfunded and the Company's policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

                              Year ended      Eight months ended
                              December 31,       December 31,
                                  1996               1995
                              ------------    ------------------

Service cost                    $  0.9             $  1.1
Interest cost                      1.4                1.4
                                 -----              -----
Postretirement benefit costs    $  2.3             $  2.5
                                ======             ======


The status of the plan is as follows:

                                                December 31,
                                                1996    1995
                                              ----------------

Accumulated postretirement benefit
  obligation                                  $  28.6  $ 27.2
Unrecognized net loss                            (1.6)   (2.1)
                                               ------   -----
Accrued post retirement benefit obligation    $  27.0  $ 25.1
                                               ======   =====

     The weighted average discount rate used in the calculation of the accumulated postretirement benefit obligation and the net postretirement benefit cost was 7.85% and 7.6%, respectively. The health care cost trend rate was assumed to be 8.5%, declining gradually to 5.0% in the year 2006, remaining level thereafter. The health care cost trend rate has a significant effect on the amounts reported. To illustrate, a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $5.2, and the aggregate of the service and interest components of 1996 net periodic postretirement benefit cost by approximately $0.5.



         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (Dollars in millions, except per share data)

16.  QUARTERLY DATA (UNAUDITED)


    The following is a summary of unaudited quarterly data:
                                  Year ended December 31, 1996
                        -------------------------------------------------
                          1st      2nd       3rd       4th       Full
                        Quarter  Quarter   Quarter   Quarter     Year
                        -------  -------   -------   -------   ----------
Net sales               $ 403.9  $ 410.0   $ 402.6   $ 391.2   $1,607.7
Gross profit              100.6    109.5     102.5     111.2      423.8
Net earnings                5.9    (14.2)   (146.4)      1.2     (153.5)
Earnings per
  common share              0.05    (0.12)    (1.19)     0.01      (1.25)


                                  Year ended December 31, 1995
                        ------------------------------------------------
                          1st      2nd      3rd       4th        Full
                        Quarter  Quarter  Quarter   Quarter      Year
                        -------  -------  -------   -------   ----------

Net sales               $ 243.8  $ 367.3  $ 417.5   $ 403.4   $1,432.0
Gross profit               79.5    108.9    117.8     101.5      407.7
Earnings (loss) before
  extraordinary item       12.8    (31.6)    14.4       0.4       (4.0)
Extraordinary item           --     (8.3)      --        --       (8.3)
Net earnings (loss)        12.8    (39.9)    14.4       0.4      (12.3)
Earnings (loss) per
  common share before
  extraordinary loss        0.15    (0.28)    0.12       --       (0.03)
Extraordinary loss
  per common share           --     (0.08)     --        --       (0.08)
Earnings (loss) per
  common share              0.15    (0.36)    0.12       --       (0.11)

     In the third quarter of 1996, the Company recorded a charge of $185.0 to increase reserves related to the 1996 Government Settlement and other related expenses of government and private claims resulting therefrom.

     In the second quarter of 1996, the Company recorded a charge of $23.0 relating to the shutdown of its La Jolla administrative facility and other non-recurring charges. In addition, the company recorded an additional $10.0 provision for doubtful accounts which was based on the Company's determination that additional reserves were needed, based on trends that became evident in the second quarter, for lower collection rates primarily from Medicare.

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

     In the second quarter of 1995, the Company took a pre-tax special charge of $65.0 to cover the costs of the restructuring plan related to the Merger. The charge includes approximately $24.2 to reduce the workforce, $21.3 to reduce certain assets to their net realizable values, and $19.5 for lease and other facility obligations. Also in the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which are billing disputes, in which the Company believes it is probable that settlements will be made by the Company.

     In connection with the repayment of existing revolving credit and term loan facilities, the Company recorded an extraordinary loss of approximately $13.5 ($8.3 net of tax) in the second quarter of 1995, consisting of the write-off of deferred financing costs, related to the early extinguishment of debt.

17.  SUBSEQUENT EVENT (UNAUDITED)

     In February 1997, the Company filed a registration statement with the Securities and Exchange Commission (the "Commission") relating to the proposed offering of an aggregate of $500.0 of convertible preferred stock issuable in two series pursuant to transferable subscription rights to be granted on a pro rata basis to each stockholder of the Company (the "Rights Offering"). Rights holders who exercise their rights in full will also be entitled to subscribe for additional shares of preferred stock issuable pursuant to any unexercised rights.

     The subscription rights will give the holder thereof the option of purchase one of two series of preferred stock, each of which will be convertible at the option of the holder into common stock. One series will pay cash dividends and will be exchangeable at the Company's option for convertible subordinated notes due 2012. The other series will pay dividends in kind and will not be exchangeable for notes. Each series of preferred stock will be mandatorily redeemable in 2012 and will be redeemable at the option of the Company after three years.

     The Company has recently been contacted by representatives of certain insurance companies, and individuals in a purported class action, who have asserted claims for private reimbursement which are similar to the Government claims recently settled. The Company is carefully evaluating these claims, however, due to the early stage of the claims, the ultimate outcome cannot presently be predicted.

                                                       Schedule II

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                Years Ended December 31, 1996, 1995 and 1994
                            (Dollars in Millions)

--------------------------------------------------------------------------------


                              Balance             Charged    Other
                                at                to costs  (Deduct-   Balance
                              beginning  Acquis-    and      ions)     at end
                               of year   itions   expenses  Additions  of year
--------------------------------------------------------------------------------


Year ended December 31, 1996:
  Applied against asset
    accounts:

  Contractual allowances
  and allowance for
  doubtful accounts          $ 90.4     $  --     $ 148.8   $ (127.6)  $ 111.6
                              =====      ====      ======    =======    ======

Year ended December 31, 1995:
  Applied against asset
    accounts:

  Contractual allowances
  and allowance for
  doubtful accounts          $ 65.3     $ 33.2    $ 147.6   $ (155.7)  $  90.4
                              =====      =====     ======    =======    ======



Year ended December 31, 1994
  Applied against asset
    accounts:

  Contractual allowances
  and allowance for
  doubtful accounts          $ 51.0     $ 18.5   $  91.5    $ (95.7)   $  65.3
                              =====      =====    ======     ======     ======