Form 10-K405/A
period 1996-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1997-04-29
CIK 920148

10K405/A-The Company's Annual Report on Form 10-K for the year ended December 31, 1996 dated April 9, 1997 and filed with the Commission on April 11, 1997 (the "1996 Form 10-K") is hereby amended as set forth herein.


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-K/A
(Mark One)
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       DECEMBER 31, 1996
                          --------------------------------------------------
                                     OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                    ------------------    ----------------
Commission file number                   1-11353
                       -----------------------------------------------------

                    LABORATORY CORPORATION OF AMERICA HOLDINGS
----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
         DELAWARE                                  13-3757370
----------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

  358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA            27215
----------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

                              910-229-1127
----------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of exchange on which registered
--------------------------         ------------------------------------
Common Stock, $0.01 par value            New York Stock Exchange
Common Stock Purchase Warrants           New York Stock Exchange

Securities registered pursuant to Section 12(g)of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the price at which the stock was sold as of a specified date within 60 days prior to the date of filing:
$215,620,388 at March 14, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 122,935,080 shares at March 14, 1997, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd. The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of March 15, 1997, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.
The Company's Annual Report on Form 10-K for the year ended December 31, 1996 dated April 9, 1997 and filed with the Commission on April 11, 1997 (the "1996 Form 10-K") is hereby amended as set forth herein.

                                  PART III

     The information required by Part III, Items 10 through 13, of Form 10-K contained in the Company's 1996 Form 10-K is hereby amended and restated in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth as of the date hereof the executive officers of the Company.

Name                         Age   Office
----                         ---   ------
Thomas P. Mac Mahon          50    Chairman of the Board, President and
                                   Chief Executive Officer

Jean-Luc Belingard           48    Director

Wendy E. Lane                45    Director

Robert E. Mittelstaedt, Jr.  53    Director

James B. Powell, M.D.        58    Director

David B. Skinner, M.D.       61    Director

Andrew G. Wallace, M.D.      62    Director

Wesley R. Elingburg          40    Executive Vice President, Chief
                                   Financial Officer and Treasurer

Larry L. Leonard             55    Executive Vice President

Richard L. Novak             56    Executive Vice President

Bradford T. Smith            43    Executive Vice President, General
                                   Counsel, Corporate Compliance Officer
                                   and Secretary

Stevan R. Stark              49    Executive Vice President

Ronald B. Sturgill           60    Executive Vice President

William M. Meilahn           56    Senior Vice President, Chief
                                   Information Officer


      THOMAS P. MAC MAHON has served as Chairman of the Board and Director since April 28, 1996. Prior to such date and since April 28, 1995 he served as Vice Chairman and Director. Mr. Mac Mahon has been President and Chief Executive Officer since January 1997. Mr. Mac Mahon was Senior Vice President of Hoffmann-La Roche Inc. ("Hoffmann-La Roche") from 1993 to January 1997 and President of Roche Diagnostics Group and a Director and member of the Executive Committee of Hoffmann-La Roche from 1988 to January 1997. Mr. Mac Mahon was also a Director of HLR Holdings Inc. ("HLR") until January 1997. As Senior Vice President of Hoffmann-La Roche Inc. and President of Roche Diagnostics Group, Mr. Mac Mahon was responsible for the management of all United States operations of the diagnostic business of Hoffmann-La Roche. Mr. Mac Mahon is also Chairman of the Board of AutoCyte. Mr. Mac Mahon is a member of the Management Committee of the Company.

      JEAN-LUC BELINGARD has served as a Director of the Company since the Merger. Mr. Belingard is Director General of the Diagnostics Division and member of the Executive Committee of F. Hoffmann-La Roche Ltd ("F. Hoffmann-La Roche"), Basel, Switzerland, a subsidiary of Roche Holding. He joined F. Hoffmann-La Roche in 1982, and held various positions prior to being named to his current positions in 1990. His current responsibilities include the management of the worldwide diagnostic business of F. Hoffman-La Roche. Mr. Belingard is also a director of Perkin-Elmer Corporation, Norwalk, Connecticut and a Foreign Trade Advisor to the French Government.

      WENDY E. LANE has been a Director of the Company since November 1996. Ms. Lane has been Chairman of Lane Holdings, Inc., an investment banking firm, since 1992. Prior to forming Lane Holdings, Inc., Ms. Lane was a Principal and Managing Director of Donaldson, Lufkin & Jenrette, an investment banking firm, serving in these and other positions from 1980 to 1992. Ms. Lane also serves as a director of Watts Industries, Inc.

      ROBERT E. MITTELSTAEDT, JR. has been a Director of the Company since November 1996. Mr. Mittlestaedt is Vice Dean of The Wharton School of the University of Pennsylvania and Director of the Aresty Institute of Executive Education. Mr. Mittelstaedt has held these and other positions with the Wharton school since 1973, with the exception of the period from 1985 to 1989 when he founded, served as President and Chief Executive Officer, and sold Intellego, Inc., a company engaged in practice management, systems development and service bureau billing operations in the medical industry.

     JAMES B. POWELL, M.D. has served as a Director of the Company since the Merger. From the Merger to January 1997, Dr. Powell served as President and Chief Executive Officer. Previously, Dr. Powell was President of RBL from 1982 until the Merger. Dr. Powell has been President, Chief Executive Officer and a Director of AutoCyte. Dr. Powell is a principal investor in AutoCyte. He is a medical doctor and became certified in anatomic and clinical pathology in 1969.

      DAVID B. SKINNER, M.D. has served as a Director of the Company since the Merger. Dr. Skinner has been President and Chief Executive Officer of New York Hospital and Professor of Surgery at Cornell Medical School since 1987. He was the Chairman of the Department of Surgery and Professor of Surgery at the University of Chicago Hospitals and Clinics from 1972 to 1987.

      ANDREW G. WALLACE, M.D. has served as a Director of the Company since the Merger. Dr. Wallace has served as both the Dean of Dartmouth Medical School and Vice President for Health Affairs at Dartmouth College since 1990. He was the Vice Chancellor for Health Affairs at Duke University and the Chief Executive Officer of Duke Hospital from 1981 to 1990.

      WESLEY R. ELINGBURG has served as Executive Vice President, Chief Financial Officer and Treasurer since October 1996. Prior to this date and since the Merger, Mr. Elingburg was Senior Vice President, Finance. Mr. Elingburg is responsible for the day to day supervision of the finance function of the Company, including treasury functions. Previously, Mr. Elingburg served as Senior Vice President-Finance and Treasurer of RBL from 1988 through April 1995 and Assistant Vice President of Hoffmann-La Roche from 1989 until the Merger in April 1995. Mr. Elingburg is a member of the Management Committee of the Company.

      LARRY L. LEONARD has served as Executive Vice President of the Company since 1993. He joined the Company in 1978. Dr. Leonard, who holds a Ph.D. degree in microbiology, was named Senior Vice President of the Company in 1991 and previously was Vice President-Division Manager. Dr. Leonard oversees Western Operations of the Company which includes the Central, Great Lakes, Midlands, Southwest and West Divisions. Dr. Leonard is a member of the management committee of the Company.

      RICHARD L. NOVAK has served as Executive Vice President of the Company since March 1997. Previous to joining the Company, Mr. Novak was employed by SmithKline Beecham Clinical Laboratories for more than the past five years serving in a variety of senior management positions including Senior Vice President, U.S. Operations and most recently President, International. Mr. Novak oversees operations of the Company's Eastern Operations which includes the Mid-Atlantic, Northeast, South and South Atlantic Divisions. Mr. Novak is a member of the Management Committee of the Company.

      BRADFORD T. SMITH has served as Executive Vice President, General Counsel and Secretary since the Merger. He was appointed Corporate Compliance Officer in August 1996. Previously, Mr. Smith served as Assistant General Counsel of HLR, Division Counsel of RBL and Assistant Secretary and member of RBL's Senior Management Committee from 1988 until April 1995. Mr. Smith served as Assistant Secretary of HLR from 1989 until the Merger and as an Assistant Vice President of HLR during 1992 and 1993. Mr. Smith is a member of the Management Committee of the Company.

      STEVAN R. STARK was appointed Executive Vice President in October 1996 and was Senior Vice President, New York Division, Cranford Region and Alliance/Hospital Division since the Merger in April 1995. Mr. Stark oversees the Company's sales operations including business alliances, managed care and new business development. Previously, Mr. Stark was a Vice President and Division Manager from 1991 to 1995 and a Division Manager from 1986 to 1991. He joined the Company in 1983. Mr. Stark is a member of the Management Committee of the Company.

     RONALD B. STURGILL has served as Executive Vice President since October 1996. Mr. Sturgill oversees operations the Company's South Atlantic Division and certain corporate functions. Prior to that date and since the Merger, Mr. Sturgill served as Senior Vice President, South Atlantic Division. Mr. Sturgill served as Senior Vice President, Administration of RBL from 1987 until the Merger where his duties included the supervision of Information Systems, Human Resources, Sales Support and Training. Mr. Sturgill is a member of the Management Committee of the Company.

      WILLIAM M. MEILAHN has served as Senior Vice President and Chief Information Officer since December 1995. Previously, Mr. Meilahn was Executive Vice President, MIS and a director of Eduserv Technologies, Inc. from 1993 through 1996, and was a Vice President in various capacities for Automatic Data Processing, Inc. from 1983 through 1993. Mr. Meilahn is a member of the management committee of the Company.

BOARD OF DIRECTORS AND ITS COMMITTEES

      The Board of Directors has an Audit Committee, an Employee Benefits Committee, an Ethics and Quality Assurance Committee and a Nominating Committee.

      The Audit Committee, currently consisting of Dr. Skinner, Dr. Wallace, and Mr. Mittelstaedt, makes recommendations, among other things, to the Board regarding the engagement of the Company's independent auditors, reviews the plan, scope and results of the audit, reviews with the auditors and management the Company's policies and procedures with respect to internal accounting and financial controls and reviews changes in accounting policy and the scope of the non-audit services which may be performed by the Company's independent auditors. Pursuant to the Stockholder Agreement, the Audit Committee is comprised entirely of Independent Directors.

     The Ethics and Quality Assurance Committee, currently consisting of Mr. Mac Mahon, Ms. Lane, Dr. Powell, Dr. Wallace, and Dr. Skinner, is responsible for ensuring that the Company adopts and implements procedures that require the Company's employees to act in accordance with high ethical standards and to deliver high quality services.

     The Employee Benefits Committee, currently consisting of Mr. Belingard, Ms. Lane and Dr. Skinner, makes recommendations to the Board regarding compensation and benefit policies and practices and incentive arrangements for executive officers and key managerial employees of the Company. The Employee Benefits Committee also considers and grants awards under the Company's incentive plans, subject to a Special Majority Vote of the Board as described above. Pursuant to the Stockholder Agreement, the Employee Benefits Committee is comprised of a majority of Independent Directors.

      The Nominating Committee, currently consisting of Mr. Mac Mahon, Ms. Lane, and Dr. Wallace, is responsible for recommending the nomination of directors. Pursuant to the Stockholder Agreement, the Nominating Committee is comprised of one HLR Director and two Independent Directors and acts by a majority vote of the entire committee.

      The Nominating Committee will consider suggestions for Board nominees made by stockholders. A stockholder may recommend a person for nomination to the Board at the 1998 annual meeting of stockholders by giving notice thereof and providing certain information set forth in the Company's By-Laws, in writing, to the Secretary of the Company at 358 South Main Street, Burlington, NC 27215. Such nominations must be received no later than January 2, 1998.

      During 1996, the Board of Directors held eight meetings and acted once by unanimous written consent of all members thereof, each in accordance with the Company's By-Laws and applicable Delaware corporation law. The Employee Benefits Committee held three meetings; the Audit Committee held two meetings and acted once by unanimous written consent of all members thereof; and the Ethics and Quality Assurance Committee held no meetings in 1996. The Nominating Committee held no meetings in 1996 but acted once by unanimous written consent of all members thereof. During 1996, none of the directors attended fewer than 75% of the meetings of the Board and the committees of which he or she was a member with the exception of Dr. Wallace who attended five of eight meetings of the Board of Directors in 1996 and did not attend one of the two Audit Committee meetings held in 1996. In additional, Mr. Mittlestaedt did not attend one of the two Board meetings held in 1996 after he became a Director of the Company and did not attend the Audit Committee meeting held in 1996 after he became a member of the Audit Committee.

COMPENSATION OF DIRECTORS

      Directors who are currently not receiving compensation as officers or employees of the Company are paid an annual retainer of $30,000, payable in monthly installments, and a fee of $1,000 for each meeting of the Board of Directors or of any Committee thereof they attend and receive reimbursement of expenses they incur for attending any meeting. Pursuant to the Non-Employee Director Stock Plan (the "Director Stock Plan") approved by the stockholders of the Company, 50% of such annual retainer shall be payable in cash and 50% shall be payable in shares of Company common stock, par value $0.01 ("Common Stock"). In 1996, Messrs. Mac Mahon and Belingard and Drs. Skinner and Wallace, earned 2,973 shares of Common Stock under the Director Stock Plan. Ms. Lane and Mr. Mittlestaedt each earned 946 shares of Common
Stock under the Director Stock Plan. Dr. Powell was an employee of the Company until January 6, 1997 and therefore received no shares under the Director Stock Plan in 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The compensation paid by the Company during the year ended December 31, 1996 to certain executive officers is set forth below. The executive officers named are the chief executive officer during the year, the four other most highly compensated executive officers serving at year end, and two officers who would have been included in the table had they not resigned before year end.

                          Summary Compensation Table
                                                     | Long-Term  |
                                                     | Compensa-  |
                                                     |  tion      |
                              Annual Compensation    |  Awards    |
                              ----------------------- -----------
                                                     |            |   All
                                                     | Securities |  Other
                                                     | Underlying | Compen-
                                  Salary(1)  Bonus(2)|  Options/  | sation(3)
Name and Principal Position  Year   ($)        ($ )  |  SARs(#)   |   ($)
-----------------------------------------------------------------  ---------
James B. Powell, M.D.        1996 $525,000 $     -   |      -     |  $ 13,050
 Former President and Chief  1995  350,000   367,500 |  100,000   |       -
 Executive Officer(4)        1994      -         -   |      -     |       -
                                                     |            |
Wesley R. Elingburg          1996  187,500       -   |      -     |     5,928
 Executive Vice President,   1995  110,212    50,000 |   30,000   |       -
 Chief Financial Officer     1994      -         -   |      -     |       -
 and Treasurer(5)                                    |            |
                                                     |            |
Larry L. Leonard, Ph.D.      1996  331,250   162,500 |      -     |    13,050
 Executive Vice President    1995  325,000   162,500 |   30,000   |   651,958
                             1994  325,000   246,250 |  115,000   |    11,700
                                                     |            |
Bradford T. Smith            1996  210,227       -   |      -     |     6,098
 Executive Vice President    1995  116,667    61,250 |   30,000   |       -
 General Counsel, Corporate  1994      -         -   |      -     |       -
 Compliance Officer and                              |            |
 Secretary(5)                                        |            |
                                                     |            |
Stevan R. Stark              1996  190,865       -   |      -     |    13,711
 Executive Vice President(6) 1995      -         -   |      -     |       -
                             1994      -         -   |      -     |       -
                                                     |            |
Haywood D. Cochrane, Jr.     1996  426,283       -   |      -     |     4,500
 Former Executive Vice       1995  500,000   150,000 |   50,000   | 2,531,658
 President, Chief Financial  1994  263,014   225,000 |  331,250   |       870
 Officer and Treasurer(7)                            |            |
                                                     |            |
David C. Weavil              1996  377,841       -   |      -     |   513,783
 Former Executive Vice       1995  221,667   113,750 |   50,000   |       -
 President and Chief         1994      -         -   |      -     |       -
 Operating Officer(5)(8)
------------------------

   (1)  Includes salary paid or accrued for each indicated year.
   (2) Includes bonus accrued or paid for each indicated year and other payments, excluding severance, made pursuant to employment agreements.
   (3) Reflects the following: (i) payment of cash and the fair value of shares of Common Stock of the Company issued for NHL employee stock options canceled in connection with the Merger at the election of each individual in 1995 of $2,494,627 for Mr. Cochrane and $640,258 for Dr. Leonard; (ii) life insurance premiums of $8,550 in 1996 for Dr. Powell, $1,428 in 1996 for Mr. Elingburg, $8,550 in 1996, $7,200 in 1995 and
   1994 for Dr. Leonard, $1,598 in 1996 for Mr. Smith, $2,436 in 1996 for Mr. Stark, and $3,306 in 1996 for Mr. Weavil; (iii) 401(a) and (k) contributions in 1996 of $4,500 for each individual named in the table, contributions of $4,500 in 1995 and 1994 for Dr. Leonard and $4,500 in 1995 for Mr. Cochrane; (iv) relocation expenses in 1996 for Mr. Stark of $11,275.
   (4) Dr. Powell was appointed President and Chief Executive Officer effective with the Merger on April 28, 1995. Dr. Powell's salary information from the date of the Merger is included herein. Dr. Powell resigned his position as President and Chief Executive Officer effective as of January 6, 1997.
   (5) Messrs. Smith, Elingburg and Weavil began employment with the Company effective with the Merger on April 28, 1995. The salary information for these individuals from the date of Merger is included herein.
   (6) Mr. Stark was appointed an executive officer of the Company in October 1996.
   (7) Mr. Cochrane's employment with the Company commenced on June 23, 1994 in connection with the acquisition of Allied. Mr. Cochrane resigned effective October 18, 1996.
   (8) Mr. Weavil resigned his position as Executive Vice President and Chief Operating Officer on December 4, 1996. Mr. Weavil was paid $505,977 in connection with severance and termination benefits. This amount is included under the caption "All Other Compensation."


STOCK OPTION TRANSACTIONS IN 1996

      During 1996, there were no stock option grants to executive officers named in the Summary Compensation Table.

      The following chart shows, for 1996, the number of stock options exercised and the 1996 year-end value of the options held by the executive officers named in the Summary Compensation Table:

            Aggregated Option/SAR Exercises in 1996
              and Year-End 1996 Option/SAR Values

                                                    Number of    Value of
                                                    Securities   Unexercised
                                                    Underlying  In-the-Money
                                                   Unexercised  Options/SARs
                                                  Options/SARs    at Year-
                                                  at Year-End      End ($)(1)
                           Shares                 -----------      -------
                         Acquired on    Value     Exercisable/   Exercisable/
     Name               Exercise (#)  Realized($) Unexercisable  Unexercisable
-----------------       ------------  ----------- -------------  -------------

James B. Powell, M.D.         0        $ 0           66,667         $ 0
                                                     33,333           0

Wesley R. Elingburg           0          0           20,000           0
                                                     10,000           0

Larry L. Leonard, Ph.D.       0          0           34,130           0
                                                     10,000           0

Bradford T. Smith             0          0           20,000           0
                                                     10,000           0

Stevan R. Stark               0          0           25,268           0
                                                      8,333           0

Haywood D. Cochrane, Jr.      0          0                0           0
                                                          0           0

David C. Weavil               0          0                0           0
                                                          0           0

_____________________________

(1) Calculated using actual December 31, 1996 losing price per common share on the NYSE Composite Tape of $2.875

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

                         Pension Plan Table
      James B. Powell, M.D., Wesley R. Elingburg, Bradford T. Smith
      -------------------------------------------------------------

 Five-year
  average
Compensation(1)  10 Years(2) 15 Years(2) 20 Years(2) 25 Years(2) 30 Years(2)
------------     --------    --------    --------    --------    --------
$ 50,000         $ 7,283     $ 10,811    $ 14,338    $ 17,866    $ 17,866
 100,000          17,233       25,735      34,238      42,740      42,740
 150,000          27,233       40,735      54,238      67,740      67,740
 200,000          37,233       55,735      74,238      92,740      92,740
 250,000          47,233       70,735      94,238     117,740     117,740
 300,000          57,233       85,735     114,238     142,740     142,740


                         Pension Plan Table
              Larry L. Leonard, Ph.D., Stevan R. Stark
              ----------------------------------------

 Five-year
  average
Compensation(1)  10 Years(2) 15 Years(2) 20 Years(2) 25 Years(2) 30 Years(2)
------------     --------    --------    --------    --------    --------
$ 50,000         $ 6,710     $ 10,065    $ 13,419    $ 16,774    $ 20,129
 100,000          16,024       24,036      32,049      40,061      48,073
 150,000          25,384       38,076      50,769      63,461      76,153
 200,000          34,744       52,116      69,489      86,861     104,233
 250,000          44,104       66,156      88,209     110,261     132,313
 300,000          53,464       80,196     106,929     133,661     160,393

    (1) Highest consecutive five-year average base compensation during final ten years. Compensation considered for this five year average is reflected in the Summary Compensation Table under the heading "salary." Under the Equalization Plan, a maximum of $300,000 final average compensation is considered for benefit calculation. No bonuses are considered.

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

     As of December 31, 1996, credited years of service under the retirement plans for the following individuals are for Dr. Powell-26.6 years, Mr. Elingburg-15.4 years, Mr. Leonard-25.8 years, Mr. Smith-13.9 years and Mr. Stark-12 years.

COMPENSATION PLANS AND ARRANGEMENTS

     On April 17, 1996, the Board of Directors approved the Master Executive Severance Plan (the "Severance Plan") which provides severance to certain key employees. The Severance Plan provides for severance payments of two times annual salary and targeted bonus then in effect for the President and Chief Executive Officer and the Executive Vice Presidents of The Company and severance payments of one times annual salary and targeted bonus then in effect for Senior Vice Presidents upon the occurrence of a qualifying termination. Qualifying termination is generally defined as involuntary termination without cause or voluntary termination with Good Reason, as defined. Good reason ("Good Reason") is defined as a reduction in base salary or targeted bonus as a percentage of salary, relocation to an office location more than seventy-five (75) miles from the employee's current office without consent of the employee or a material reduction in job responsibilities  or  transfer to another job without  the  consent  of  the employee. Good Reason shall not include a reduction in base salary or targeted bonus where such reduction is pursuant to a Company-wide reduction of base salaries and/or targeted bonuses. In addition, the Severance Plan may not be amended or terminated within thirty-six (36) months of a change in control, as defined. A copy of the Severance Plan was included as an exhibit to the current report on Form 8-K of the Company filed with the Commission on October 24, 1996.

EMPLOYEE BENEFITS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Employee Benefits Committee are Mr. Belingard, Ms. Lane, and Dr. Skinner. Prior to November 1996, Ms. Linda Gosden Robinson was a member of the Employee Benefits Committee. No member of the Employee Benefits Committee was or is an officer or employee of the Company.

      CERTAIN DIRECTOR RELATIONSHIPS. Robinson Lerer & Montgomery, the corporate communications firm of which a former Director, Ms. Linda Gosden Robinson is President and Chief Executive Officer, performs corporate communications services for the Company. The amount paid to Robinson Lerer & Montgomery for services to the Company in 1996 was $57,993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

      The following table sets forth as of April 15, 1997, the total number of shares of Common Stock beneficially owned, and the percent so owned, by
(i) each director of the Company who is a beneficial owner of any shares of common stock, (ii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (iii) the officers named in the summary compensation table set forth above and (iv) all current directors and executive officers as a group. The number of shares owned are those "beneficially owned," as determined under the rules of the Commission, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security, or pursuant to the automatic termination of power of attorney or revocation of trust, discretionary account or similar arrangement.
                                    AMOUNT AND NATURE
                                      OF BENEFICIAL       PERCENT OF
BENEFICIAL OWNER                        OWNERSHIP           CLASS
----------------                        ----------          ------

Roche Holdings, Inc.                  61,329,256 (1)        49.9%
 15 East North Street
 Dover, DE  19901
Ronald O. Perelman                    14,527,244 (2)        11.8%
 35 East 62nd Street
 New York, NY  10021
Thomas P. Mac Mahon                      170,663 (3)           *
James B. Powell, M.D.                          -               *
Jean-Luc Belingard                         3,996               *
Wendy E. Lane                                946               *
Robert E. Mittelstaedt, Jr.                  946               *
David B. Skinner, M.D.                     3,996               *
Andrew G. Wallace, M.D.                    3,996               *
Larry L.. Leonard, Ph.D.                  51,779 (3)           *
Bradford T. Smith                         30,000 (3)           *
Stevan R. Stark                           33,601 (3)           *
Wesley R. Elingburg                       30,000 (3)           *
Haywood D. Cochrane, Jr.                 107,735 (3)           *
David C. Weavil                                - (3)           *
All current directors and executive      354,923 (3)           *
 officers as a group (14 persons)

--------------------------------

* Less than 1%

(1) As  reported on the Schedule 13D filed with the Commission on  May
    8, 1995, on behalf of Roche Holdings, Inc., 49,008,538 of these shares are directly held by HLR, and 12,320,718 of these shares are directly held by Roche Holdings, Inc. ("Holdings"). Both HLR and Holdings are indirect wholly owned subsidiaries of Roche Holding Ltd a Swiss Corporation ("Roche Holding"). Dr. h.c. Paul Sacher, an individual and citizen of Switzerland has, pursuant to an agreement, the power to vote a majority of the voting shares of Roche Holding.
(2) As reported in the Schedule 13G/A filed with the Commission on February 13, 1997, on behalf of Mafco Holdings Inc. ("Mafco"), all shares are owned by National Health Care Group, Inc. ("NHCG"), an indirect wholly owned subsidiary of Mafco. All of the capital stock of Mafco is owned by Mr. Ronald O. Perelman.
(3) Beneficial  ownership by officers of the Company  includes  shares of Common Stock which such officers have the right to acquire upon the exercise of options which either are vested or which may vest within 60 days. The number of shares of Common Stock included in the table as beneficially owned which are subject to such options is as follows:
    Mr.  Mac Mahon - 166,667; Dr. Leonard - 44,130; Mr. Smith - 30,000,  Mr.
    Stark - 33,601, Mr. Elingburg - 30,000; all directors and executive officers as a group (not including Dr. Powell and Messrs. Cochrane and Weavil who are no longer employed by the Company) - 329,398.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE STOCKHOLDER AGREEMENT

     In connection with the Merger, the Company, HLR, Holdings and Hoffmann-La Roche entered into a stockholder agreement dated as of April 28, 1995 (the "Stockholder Agreement"). The Stockholder Agreement contains certain provisions relating to (i) the governance of the Company following the Merger, including but not limited to the composition of the Board of Directors, (ii) the issuance, sale and transfer of the Company's Equity Securities (as defined therein) by the Company and Hoffmann-La Roche, (iii) the acquisition of additional Equity Securities and (iv) the registration rights granted by the Company to HLR, Holdings and Hoffmann-La Roche with respect to the Company's Equity Securities.

      Pursuant to the Stockholder Agreement, the Board of Directors of the Company will (subject to specified exceptions) be comprised of seven members, consisting of three designees of HLR and Holdings (the "Roche Directors") and four Independent Directors (as defined therein) nominated by the Nominating Committee of the Board of Directors.

      The Stockholder Agreement also provides that, among other things, certain actions by the Company will require approval by a majority of the Roche Directors and at least one Independent Director (a "Special Majority Vote"). Included in these items is any change in the size or composition of the Board of Directors or any committee thereof and the establishment of a new committee of the Board of Directors, and with certain exceptions, the issuance of securities by the Company.

      The Stockholder Agreement also provides that, except under certain circumstances, which include the issuance of Common Stock pursuant to a public offering, the Company may not issue any equity securities unless HLR and Holdings are offered the opportunity to purchase an amount of such stock necessary to maintain their interest.

      Pursuant to the Stockholder Agreement, HLR, Holdings and their affiliates (other than the Company and its subsidiaries) have the right to acquire Equity Securities (as defined therein) to the extent that, after giving effect thereto, their Total Voting Power would not exceed 75%. Moreover, HLR, Holdings and their affiliates (other than the Company and its subsidiaries) may acquire additional Equity Securities notwithstanding the fact that after giving effect thereto, their Total Voting Power would exceed 75%, if HLR, Holdings and their affiliates (other than the Company and its subsidiaries) or any one of them offers, prior to consummation of such purchase, to purchase all outstanding Equity Securities and holders of Equity Securities totaling more than 50% of the outstanding Equity Securities (excluding Equity Securities held by HLR, Holdings and their affiliates (other than the Company and its subsidiaries)) accept such offer. After the third anniversary of the Merger, the Stockholder Agreement does not restrict purchases by HLR, Holdings or their affiliates of Equity Securities.

      In addition, the Stockholder Agreement contains a Demand Registration provision pursuant to which the Company is obligated, upon the request of HLR, Holdings, or Hoffmann-La Roche, to file registration statements with the Commission covering any shares of Common Stock owned by those parties which are restricted securities within the meaning of Rule 144(a)(3) of the Securities Act of 1933, as amended (the "Securities Act"). HLR, Holdings and Hoffmann-La Roche will also have the right to include such securities in any registration statement filed by the Company offering securities for its own account or for the account of any holder other than Mafco or any of its affiliates, subject to certain reductions if the managing underwriter determines that the size of the offering or the combination of securities offered would materially interfere with the offering.

THE SHARING AND CALL OPTION AGREEMENT

      In connection with the Merger Agreement, HLR, Mafco Holdings, Inc. ("Mafco"), a Delaware corporation and indirect wholly owned subsidiary of M&F Holdings, National Health Care Group, Inc. ("NHCG"), and the Company entered into the Sharing and Call Option Agreement dated as of December 13, 1994 (the "Sharing and Call Option Agreement"). The Sharing and Call Option Agreement provides, among other things, that at any time after the third anniversary of the Merger, HLR or one of its affiliates (such party, a "Purchaser") (other than the Company) may exercise the right, which right may only be exercised once, to purchase all, but not less than all, the shares of Common Stock then owned by NHCG, Mafco or any of their controlled affiliates. The Sharing and Call Option Agreement provides that the Purchaser, will, if it elects to exercise this purchase right, pay a price per share for the shares to be purchased equal to 102% of the average closing price per share of such security as reported on the principal national securities exchange on which such shares are listed, or if not so listed, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System - National Market System, for the 30 trading days before the date of such exercise.

      In addition, in accordance with the Sharing and Call Option Agreement, the Company has filed with the Commission a registration statement on Form S-3 (the "Registration Statement") which has been declared effective by the Commission and includes a resale prospectus that permits NHCG (or any of its pledgees) to sell shares of Common Stock and Warrants received by NHCG in the Merger without restriction. The Company has agreed to use its best efforts to prepare and file with the Commission such post-effective amendments to the Registration Statement or other filings as may be necessary to keep such Registration Statement continuously effective for a period ending on the third anniversary of the date of the Sharing and Call Option Agreement and during such period to use its best efforts to cause the resale prospectus to be supplemented by any required prospectus supplement. The Company has also agreed to pay all of the Registration Expenses (as defined therein) arising from exercise of the registration rights set forth in the Sharing and Call Option Agreement. A copy of the Sharing and Call Option Agreement was filed with the Commission by the Company as an exhibit to the 1994 10-K.

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

      Until the third anniversary of the Sharing and Call Option Agreement, when the Company's obligation to keep the Registration Statement effective expires, the registration rights granted to NHCG pursuant to the Registration Rights Agreement are substantially duplicative of those granted pursuant to the Sharing and Call Option Agreement. After such date and only to the extent that NHCG still holds shares of Common Stock or Warrants that it held as of or received in the Merger, NHCG will continue to be entitled to the registration rights described in the preceding paragraph, unless the Registration Rights Agreement has been otherwise amended or terminated.

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

CERTAIN OTHER TRANSACTIONS WITH ROCHE

      In December 1996, the Company received a loan from Holdings of $187.0 million to fund the Settlement Payment in the form of a promissory note which bears interest at 6.625% per annum. In March 1997, the original maturity of March 31, 1997 of such note was extended to March 31, 1998.

      The Company has certain on-going arrangements with Roche for the purchase by the Company of certain products and the licensing by the Company from Roche of certain diagnostic technologies, with an aggregate value of approximately $18.7 million in 1996. The Company provides certain diagnostic testing and support services to Roche in connection with Roche's clinical pharmaceutical trials, with an aggregate value of approximately $2.4 million in 1996. In addition, in connection with the Merger, the Company and Roche have entered into a transition services agreement for the provision by Roche to the Company of certain payroll and other corporate services for a limited transition period following the Merger. These services are charged to the Company based on the time involved and the Roche personnel providing the service. The Company paid Roche a total of $267,000 in 1996 for these services. Each of these arrangements was entered into in the ordinary course of business, on an arm's-length basis and on terms which the Company believes are no less favorable to it than those obtainable from unaffiliated third parties.

CERTAIN TRANSACTIONS WITH AUTOCYTE, INC.

      The Company has certain on-going arrangements with AutoCyte for the purchase by the Company of certain products with an aggregate value of approximately $2.2 million in 1996.

                                 SIGNATURES


Pursuant  to  the  requirements of Section 13 or  15(d)  of  the  Securities
Exchange Act of 1934, the Company has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           -------------------------------------------
                                         Registrant


                              By:/s/ THOMAS P. MAC MAHON
                                 -----------------------------------
                                 Thomas P. Mac Mahon
                                 Chairman of the Board, President
                                 and Chief Executive Officer






Dated:  April 29, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Company's report on Form 10-K has been signed by the following persons on April 29, 1997 in the capacities indicated.

     Signature                          Title
     ---------                          -----



/s/ THOMAS P. MAC MAHON                 Chairman of the Board,
--------------------------------------  President and Chief
Thomas P. Mac Mahon                     Executive Officer
                                        (Principal Executive Officer)


/s/ WESLEY R. ELINGBURG                 Executive Vice President,
--------------------------------------  Chief Financial Officer
Wesley R. Elingburg                     and Treasurer
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

/s/ JEAN-LUC BELINGARD*                 Director
--------------------------------------
Jean-Luc Belingard

/s/ WENDY E. LANE*                      Director
--------------------------------------
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*        Director
--------------------------------------
Robert E. Mittelstaedt, Jr.

/s/ JAMES B. POWELL, M.D.*              Director
--------------------------------------
James B. Powell, M.D.

/s/ DAVID B. SKINNER, M.D.*             Director
--------------------------------------
David B. Skinner, M.D.

/s/ ANDREW G. WALLACE, M.D.*            Director
--------------------------------------
Andrew G. Wallace, M.D.

------------------------------

* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.



By:/s/ BRADFORD T. SMITH
   --------------------------------------
   Bradford T. Smith
   Attorney-in-fact