Form 10-Q
period 1997-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1997-05-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 1997
                              -------------------------------------
                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ---------------     -----------------

Commission file number                  1-11353
                        ---------------------------------------------
             LABORATORY CORPORATION OF AMERICA HOLDINGS
---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                DELAWARE                          13-3757370
---------------------------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

    358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA 27215
---------------------------------------------------------------------
  (Address of principal executive offices)        (Zip code)

                         (910) 229-1127
---------------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

The number of shares outstanding of the issuer's common stock is 122,935,080 shares as of May 5, 1997, of which 61,329,256 shares are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of May 5, 1997, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Dollars in millions, except per share data)

                                         March 31,     December 31,
                                           1997            1996
                                     ---------------  --------------
 ASSETS                                (Unaudited)

Current assets:
  Cash and cash equivalents              $   29.5       $   29.3
  Accounts receivable, net                  519.2          505.6
  Inventories                                43.1           44.3
  Prepaid expenses and other                 22.5           21.8
  Deferred income taxes                      64.6           66.2
  Income taxes receivable                    53.1           54.3
                                          -------        -------
 Total current assets                       732.0          721.5

Property, plant and equipment, net          272.0          282.9
Intangible assets, net                      882.1          891.1
Other assets, net                            25.8           21.5
                                          -------        -------
                                         $1,911.9       $1,917.0
                                          =======        =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $   64.1       $   65.7
  Accrued expenses and other                169.9          168.4
  Current portion of long-term debt         131.3           18.7
  Loan from affiliate                       187.0             --
                                          -------        -------
 Total current liabilities                  552.3          252.8

Revolving credit facility                   384.0          371.0
Long-term debt, less current portion        562.5          693.8
Loan from affiliate                            --          187.0
Capital lease obligation                      9.8            9.8
Other liabilities                           142.8          144.5

Stockholders' equity:
  Preferred stock, $0.10 par value;
    10,000,000 shares authorized;
    none issued and outstanding                --            --
  Common stock, $0.01 par value;
    220,000,000 shares authorized;
    122,935,080 shares outstanding at
    March 31, 1997 and December 31, 1996      1.2            1.2
Additional paid-in capital                  411.0          411.0
Accumulated deficit                        (151.7)        (154.1)
                                          -------        -------
 Total stockholders' equity                 260.5          258.1
                                          -------        -------
                                         $1,911.9       $1,917.0
                                          =======        =======
 See notes to unaudited consolidated condensed financial statements.


         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 (Dollars in Millions, except per share data)
                                (Unaudited)



                                              Three Months Ended
                                                  March 31,
                                           ----------------------
                                              1997         1996
                                           ---------    ---------

Net Sales                                  $   391.5    $   403.9

Cost of Sales                                  277.2        303.3
                                             -------      -------
Gross profit                                   114.3        100.6

Selling, general and
  administrative expenses                       78.9         65.5

Amortization of intangibles
  and other assets                               7.6          7.3
                                             -------      -------
Operating income                                27.8         27.8

Other income (expense):
  Investment income                              0.8          0.7
  Interest expense                             (22.7)       (16.7)
                                             -------      -------
Earnings before income taxes                     5.9         11.8

Provision for income taxes                       3.5          5.9
                                             -------      -------
Net earnings                               $     2.4     $    5.9
                                             =======      =======
Net earnings per common share              $    0.02     $   0.05
                                             =======      =======








  See notes to unaudited consolidated condensed financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                        -------------------------
                                           1997           1996
                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings                            $   2.4         $   5.9

 Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization         21.9            20.8
      Deferred income taxes, net             2.0             4.8
      Provision for doubtful accounts,
        net                                  4.1            (0.9)
    Change in assets and liabilities,
    net of effects of acquisitions:
      Increase in accounts receivable      (17.7)          (20.8)
      Decrease(increase)in inventories       1.2            (9.7)
      Increase in prepaid expenses
       and other                            (0.8)           (0.7)
     Change in income taxes
       receivable/payable, net               1.2            18.7
      Increase in accounts payable,
        accrued expenses and other           7.1             9.5
      Payments for restructuring and
       non-recurring charges                (4.4)           (6.2)
     Payments for settlements and
        related expenses                    (1.3)           (0.3)
      Other, net                            (5.3)           (1.9)
                                          ------          ------
 Net cash provided by operating
   activities                               10.4            19.2
                                          ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                      (3.1)          (14.9)
  Acquisitions of businesses                  --            (3.2)
                                          ------          ------
  Net cash used for investing
    activities                              (3.1)          (18.1)
                                          ------          ------

                                (continued)

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - (Continued)
                           (Dollars in Millions)
                                (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                            -------------------------
                                                1997          1996
                                            -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit
    facilities                               $  25.0        $  87.0
  Payments on revolving credit
    facilities                                 (12.0)         (70.0)
  Payments on long-term debt                   (18.7)         (16.7)
  Deferred payments on acquisitions             (1.4)          (2.1)
                                              ------         ------
  Net cash used by financing
    activities                                  (7.1)          (1.8)
                                              ------         ------
  Net increase (decrease) in cash and
    cash equivalents                             0.2           (0.7)
  Cash and cash equivalents at
    beginning of year                           29.3           16.4
                                              ------         ------
  Cash and cash equivalents at
    end of period                            $  29.5        $  15.7
                                              ======         ======

Supplemental schedule of cash
----------------------------
  flow information:
  -----------------
    Cash paid (received)during the
     period for:
      Interest                               $  19.3        $  16.8
      Income taxes                              (1.8)         (16.7)

 In connection with business
 ---------------------------
 acquisitions, liabilities were
 ------------------------------
 assumed as follows:
 -------------------
   Fair value of assets acquired             $    --        $   7.9
    Cash paid                                     --           (3.2)
    Liabilities assumed                      $    --        $   4.7






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

2.   EARNINGS PER SHARE

     Earnings per share are based upon the weighted average number of shares outstanding during the three months ended March 31, 1997 and 1996 of 122,935,080 shares and 122,908,722 shares, respectively.

     On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," replacing Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." SFAS No. 128 replaces "primary" and "fully diluted" earnings per share ("EPS") under APB Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS No. 128 is effective for years ending after December 15, 1997 and will require the restatement of prior year earnings per share calculations. The implementation of SFAS No. 128 would have had no significant impact on the calculation of earnings per share for the quarters ended March 31, 1997 and 1996.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Dollars in Millions)


3.   RESTRUCTURING CHARGES

     Following a merger in 1995 with Roche Biomedical Laboratories, Inc. ("RBL"), the Company determined that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. In addition, in 1996 the Company decided to downsize certain finance and administrative positions in La Jolla, California in order to eliminate duplicative functions.

     The following represents the Company's restructuring activities for the period indicated:
                                         Asset        Lease and
                          Severance   revaluations   other facility
                            Costs    and write-offs   obligations     Total
                          ---------  --------------  --------------  -------
     Balance at
       December 31, 1996  $   8.3      $   9.4         $  16.9       $  34.6
     Non cash items            --           --             --             --
     Cash payments           (3.4)        (0.1)           (0.5)         (4.0)
                           ------       ------          ------        ------
     Balance at
      March 31, 1997      $   4.9      $   9.3         $  16.4       $  30.6
                           ======       ======          ======        ======

     Current                                                         $  21.5
     Non-current                                                         9.1
                                                                      ------
                                                                     $  30.6
                                                                      ======

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Dollars in Millions)

OVERVIEW
--------

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, which have been described in the section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, entitled, "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities
Litigation Reform Act of 1995" and other documents the Company files from time to time with the Securities and Exchange Commission including the Company's quarterly reports on Form 10-Q and current reports on Form 8-K, and shareholders are specifically referred to these documents with regard to factors and conditions that may affect future results.

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

     Management expects that price erosion and utilization declines will continue to negatively impact net sales and results of operations for the foreseeable future, particularly as a result of anticipated growth in managed care. Since the third quarter of 1996, the Company has expanded its efforts to improve the profitability of new and existing business in an attempt to counter the effects of such price erosion. To date this effort has focused primarily on reviewing existing contracts, including those with managed care organizations, and selectively repricing or discontinuing business with existing accounts which perform below Company expectations. The Company believes that as a result of this effort, the first quarter of 1997 was the first quarter in two years that the Company's price per accession increased versus the comparable prior year quarter. The Company is also targeting price increases in certain areas, such as specialty and niche testing, which have not seen price increases since 1995. While such increases have adversely affected volumes,

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Dollars in Millions)

the Company believes that such measures along with other cost reduction programs, will improve its overall profitability. There can be no assurance, however, of the timing or success of such measures or that the Company will not lose market share as a result of these measures. Also, the Company is reviewing its sales organization and expects to modify its commission structure so that compensation is tied more directly to the profitability of retained and new business instead of the current practice of basing commissions primarily on revenue generated. Finally, it is the objective of management to partially offset any increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through cost savings the Company expects to realize through comprehensive cost reduction programs. The Company is reviewing alternatives relating to regions of the country and certain businesses where profitability is not reaching internal goals and may consolidate operations or enter into joint ventures, alliances, or asset swaps with interested parties in order to maximize regional operating efficiencies.

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

RESULTS OF OPERATIONS
---------------------

     Net sales for the three months ended March 31, 1997 were $391.5, a decrease of approximately 3.1% from $403.9 reported in the comparable 1996 period. Sales declined approximately 4.7% as a result of lower testing volume which is a result of industry wide trends as well as the Company's program of selectively eliminating unprofitable accounts and carefully evaluating the acceptability of new business. The decline in sales resulting from volume declines was partially offset by an increase in price per accession of approximately 1.6% from the comparable 1996 period. The increase in the price per accession was a direct result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts which do not meet Company profitability targets and other price increases.

     Cost of sales, which includes primarily laboratory and distribution costs, was $277.2 for the three months ended March 31, 1997 compared to $303.3 in the corresponding 1996 period, a decrease of $26.1. Cost of sales decreased approximately $14.0 due to the decrease in volume, approximately $15.1 due to a decrease in salaries and benefits and approximately $5.6 in several other expense categories as a result of the Company's cost reduction programs. These decreases were partially offset by an increase in salaries due to scheduled salary increases and an increase in outside reference testing expenses and supply costs resulting primarily from an increase in volume in the Company's specialty and niche testing areas. Cost of sales as a percentage of net sales was 70.8% for the three months ended March 31, 1997 and 75.1% in the corresponding 1996 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

     Selling, general and administrative expenses increased to $78.9 for the three months ended March 31, 1997 from $65.5 in the same period in 1996.
The primary reason for the increase in these expenses is due to additional costs, primarily salaries, consulting fees and the provision for doubtful accounts, incurred to address billing issues. The provision for doubtful accounts increased approximately $7.4 or 2% of net sales, from the comparable 1996 period. The increase is primarily a result of the growth in accounts receivable resulting from increased medical necessity and related diagnosis code requirements of the Medicare program and various third party payors and integration issues following the merger with Roche Biomedical Laboratories, Inc. ("RBL") primarily resulting from maintaining and consolidating multiple billing

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Dollars in Millions)

systems. See "Liquidity and Capital Resources". These increases were partially offset by decreases in selling expenses resulting from the decrease in net sales. As a percentage of net sales, selling, general and administrative expenses were 20.2% and 16.2% for the three months ended March 31, 1997 and 1996, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above.

     The increase in amortization of intangibles and other assets to $7.6 for the three months ended March 31, 1997 from $7.3 in the corresponding period in 1996 primarily resulted from small acquisitions completed in 1996.

     Interest expense was $22.7 for the three months ended March 31, 1997 compared with $16.7 for the same period in 1996. The change resulted primarily from increased borrowings resulting from lower collection rates on accounts receivable and a loan from Roche Holdings Inc. ("Roche"), which was used to pay a settlement in 1996 with the U.S. Government (the "Settlement Payment"). See "Liquidity and Capital Resources". Roche holds approximately 49.9% of the Company's outstanding common stock.

     The provision for income taxes as a percentage of earnings before taxes was 59.3% for the three months ended March 31, 1997 compared to 50.0% for the three months ended March 31, 1996. The Company's effective tax rate is significantly impacted by non-deductible amortization of intangible assets. As earnings before income taxes decreases, this non-deductible amortization increases in proportion to such earnings resulting in an increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities (after payment of settlement and related expenses of $1.3 and $0.3 in 1997 and 1996, respectively) was $10.4 and $19.2, respectively. Capital expenditures were $3.1 and $14.9 for 1997 and 1996, respectively. The Company expects capital expenditures to be approximately $70.0 in 1997 to further automate laboratory processes to improve efficiency.

     Increased medical necessity and related diagnosis code requirements of the Medicare program were placed on the Company by certain third party carriers in late 1995 and additional requirements were placed on the Company at the beginning of 1996. The Company has experienced lower collection rates as a result of these more stringent requirements. In addition, increased difficulty in collecting amounts due from private insurance carriers, including certain managed care plans, has negatively impacted cash flow from operations. Finally, integration issues following the merger in 1995 with RBL have also resulted in increased accounts receivable balances

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Dollars in Millions)

as a result of the Company maintaining and consolidating multiple billing information systems. The Company currently has plans in place to stabilize collection rates and improve the collection of accounts receivable. To date, however, collection rates have continued to decline and additional changes in requirements of third-party payors could increase the difficulty in collections. There can be no assurance of the success of the Company's plans to improve collections and, due to changes in medical necessity requirements, the Company expects accounts receivable balances to continue to exceed 1995 levels.

     In connection with a merger in April 1995 with RBL (the "Merger"), the Company entered into a credit agreement with the banks named therein and an administrative agent (the "Existing Credit Agreement"), which made available to the Company a term loan facility (the "Term Loan Facility") of $800.0 and a revolving credit facility (the "Revolving Credit Facility") of $450.0. Availability of funds under the Existing Credit Agreement is conditioned on certain customary conditions, and the Existing Credit Agreement, as amended, contains customary representations, warranties, covenants and events of default.

     In March 1997, the Company entered into an amendment and waiver to the Existing Credit Agreement (the "Sixth Amendment") which eliminates amortization payments on the Term Loan Facility for 1997 and modifies the interest coverage and leverage ratios for the quarterly periods through December 31, 1997. Pursuant to this amendment, the Company paid an amendment fee of 37.5 basis points on commitments and will pay an additional fee of 62.5 basis points if the Rights Offering, discussed below, is not completed by June 30, 1997. Under the Sixth Amendment, maturities under the Term Loan Facility aggregate $243.8, $162.5, $187.5 and $100.0 in 1998 through 2001, respectively.

     In March 1997, the Company also entered into an amended credit agreement which will become effective upon completion of the Rights Offering, discussed below, following satisfaction of certain conditions precedent (the "Amended Credit Agreement"). The Amended Credit Agreement makes available to the Company an amended term loan Facility of $693.8 and an amended revolving credit facility of $450.0 (the "Amended Term Loan Facility" and "Amended Revolving Credit Facility," respectively).

     As in the Existing Credit Agreement, the senior unsecured credit facilities under the Amended Credit Agreement are composed of the Amended Term Loan Facility and the Amended Revolving Credit Facility. The Amended Revolving Credit Facility includes a $50.0 letter of credit sublimit. The Amended Credit Agreement maturity dates are extended approximately three years for the Amended Term Loan Facility

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Dollars in Millions)

to March 31, 2004 and approximately two years for the Amended Revolving Credit Facility to March 31, 2002.

     As in the Existing Credit Agreement, both the Amended Term Loan Facility and the Amended Revolving Credit Facility bear interest, at the option of the Company, at (i) the base rate plus the applicable base rate margin or (ii) the eurodollar rate plus the applicable eurodollar rate margin. The Amended Credit Agreement provides that in the event of a reduction of the percentage of Common Stock held by Roche and its affiliates (other than the Company and its subsidiaries) below 25%, the applicable interest margins and facility fees on borrowings outstanding under the Amended Credit Agreement will increase. The amount of the increase will depend, in part, on the leverage ratio of the Company at the time of such reduction. In addition, pursuant to the Amended Credit Agreement, the applicable interest margins on borrowings outstanding thereunder will be based upon the leverage ratio.

     Any lender that is party to the Amended Credit Agreement may serve as a letter of credit issuer under the Amended Credit Agreement, as agreed between the Company and such lender. The fronting fee payable to each letter of credit issuer will be as negotiated between the Company and such issuer, but will not exceed 0.125% per annum of the outstanding amount of such issuer's letter of credit. Each lender will be deemed to have purchased a participating interest in each letter of credit, and in addition to the fronting fee the Company will pay a letters of credit fee for the account of all the lenders equal to the applicable Amended Revolving Credit Facility Eurodollar Rate Margin, as defined, minus 0.125% per annum.

     Total amortization of the Amended Term Loan Facility for each twelve-month period following the consummation of the Rights Offering will be reduced significantly for the first three years, and will be made (in quarterly installments) in accordance with the following table:

               Year           Amount
               ----           ------
               1997           $  --
               1998              --
               1999            50.0
               2000           100.0
               2001           150.0
               2002           150.0
               2003           150.0
               2004            93.8

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

     Conditions precedent to effectiveness of the Amended Credit Agreement include, without limitation, gross cash proceeds from the Rights Offering, discussed below, in an aggregate amount equal to at least $250.0, receipt of appropriate certificates and legal opinions, accuracy in all material respects of representations and warranties, including absence of material adverse change in the Company and its subsidiaries (taken as a whole) since December 31, 1996, absence of defaults, evidence of authority, and payment of transaction fees.

     The Amended Credit Agreement contains customary covenants similar to, and in the case of limitations on acquisitions and incurrence of additional debt, more restrictive than the covenants set forth in the Existing Credit Agreement.

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

     Borrowings under the Revolving Credit Facility were $384.0 as of March 31, 1997. In addition, in December 1996, the Company received a loan of $187.0 from Roche to fund the Settlement Payment in the form of a promissory note which bears interest at 6.625% per annum and originally matured on March 31, 1997. In late March 1997, the Company obtained an extension of the Roche Loan to March 31, 1998. The Company subsequently made the Settlement Payment in December 1996.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Dollars in Millions)

The Roche Loan is expected to be repaid with a portion of the proceeds from the Rights Offering, discussed below.

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

     The proceeds of the Rights Offering will be used to reduce amounts outstanding under the Company's Existing Credit Agreement, repay the Roche Loan, and pay fees and expenses related to the Rights Offering.

     The Company is a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 of its floating rate debt under the Term Loan Facility. The agreements effectively change the interest rate exposure on $600.0 of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in the three months ended March 31, 1996 were not significant. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998. The estimated unrealized gain on such agreements was approximately $1.9 at April 30, 1997.

     For a discussion of legal proceedings which may impact the Company's liquidity and capital resources see "Part II - Other Information -- Item 1:
Legal Proceedings."

     Cash and cash equivalents on hand, cash flow from operations and additional borrowing capabilities of $66.0 under the Revolving Credit Facility as of March 31, 1997 are expected to be sufficient to meet anticipated operating requirements and provide funds for capital expenditures and working capital through 1997. The Company's ability to meet anticipated operating requirements, debt repayments, including the Roche Loan, and other anticipated cash outlays beyond 1997 is substantially dependent upon the completion of the Rights Offering. Failure to complete the Rights Offering by the end of February 1998 will require additional waivers or amendments to the Existing Credit Agreement and an extension of the Roche Loan. There can be no assurance that such waivers, amendments or an extension can

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Dollars in Millions)

be obtained. Therefore, the failure to complete the Rights Offering by the end of February 1998 could have a material adverse effect on the Company's financial condition and liquidity.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company. In addition, the Company has recently been contacted by representatives of certain insurance companies, and individuals in a purported class action, who have asserted claims for private reimbursement which are similar to the Government claims recently settled. The Company is carefully evaluating these claims, and although there can be no assurance, based upon the information currently available to it, management does not believe that the ultimate outcome of these claims will have a material adverse effect on its financial condition. However, due to the early stage of such claims, management cannot make an estimate of loss or predict whether or not such claims will have a material adverse effect on the Company's results of operations in any particular period.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               20    Press release of the Registrant dated April 25, 1997.*

               27 Financial Data Schedule (electronically filed version only).

          (b)  Reports on Form 8-K

               (1) A current report on Form 8-K dated December 30, 1996 was filed on January 6, 1997 in connection with promissory note between the Company and Roche Holdings Inc. and an amendment to the Company's credit agreement.

               (2)  A current report on Form 8-K dated January 6,
                    1997 was filed on January 8, 1997 in connection with the resignation of the Company's President and Chief Executive Officer.

               (3) A current report on Form 8-K and a current report on Form 8-K/A, both dated February 20, 1997, were filed on February 26, 1997 in connection with the press release dated February 20, 1997 announcing operating results of the Company for the three and twelve month periods ended December 31, 1996 as well as certain other information.

               (4) A current report on Form 8-K dated February 27, 1997 was filed on February 27, 1997 in connection with the filing by the Company of a registration statement on Form S-3 (the "Registration Statement") (Registration No. 333-22427).

               (5) A current report on Form 8-K dated March 3, 1997 was filed on March 3, 1997 in connection with an update to the Company's Forms S-3/S-4 dated April 25, 1995 (Registration No. 33-58775).

               (6) A current report on Form 8-K dated April 11, 1997 was filed on April 11, 1997 in connection with the filing of Amendment No. 1 to its Registration Statement on Form S-3 originally filed with the Securities and Exchange Commission on February 27, 1997 (Registration No. 333-22427).

               (7) A current report on Form 8-K dated April 21, 1997 was filed on April 24, 1997 in connection with the Company engaging Price Waterhouse LLP as its independent accountants for the year ending December 31, 1997.

               (8) A current report on Form 8-K dated April 25, 1997 was filed on April 30, 1997 in connection with the press release dated April 25, 1997 announcing operating results of the Registrant for the three month period ended March 31, 1997 as well as certain other information.

---------------
* Incorporated by reference herein to the report on Form 8-K filed with the Securities and Exchange Commission on April 30, 1997.

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



                 LABORATORY CORPORATION OF AMERICA HOLDINGS
                                 Registrant



                         By:/s/ THOMAS P. MAC MAHON
                            -----------------------------------
                                Thomas P. Mac Mahon
                                Chairman of the Board, President
                                and Chief Executive Officer



                         By:/s/ WESLEY R. ELINGBURG
                            -----------------------------------
                                Wesley R. Elingburg
                                Executive Vice President,
                                Chief Financial Officer and
                                Treasurer (Principal
                                Financial Officer and
                                Principal Accounting Officer

Date:  May 14, 1997