Form 10-Q
period 1997-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 1997-08-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       JUNE 30, 1997
                              -------------------------------------
                                        OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ----------------     ----------------

Commission file number                  1-11353
                       --------------------------------------------

           LABORATORY CORPORATION OF AMERICA HOLDINGS
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the issuer's common stock is 123,541,076 shares as of August 1, 1997, of which 61,329,256 shares are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of August 1, 1997, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                             JUNE 30,           DECEMBER 31,
                                               1997                 1996
                                           ------------         ------------
   ASSETS                                  (Unaudited)
Current assets:
  Cash and cash equivalents                 $    30.8            $    29.3
  Accounts receivable, net                      518.1                505.6
  Inventories                                    40.9                 44.3
  Prepaid expenses and other                     23.0                 21.8
  Deferred income taxes                          60.9                 66.2
 Income taxes receivable                          --                  54.3
                                              -------              -------
 Total current assets                           673.7                721.5

Property, plant and equipment, net              260.4                282.9
Intangible assets, net                          874.1                891.1
Other assets, net                                25.8                 21.5
                                              -------              -------
                                            $ 1,834.0            $ 1,917.0
                                              =======              =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    52.6            $    65.7
  Accrued expenses and other                    159.7                168.4
  Current portion of long-term debt               --                  18.7
                                              -------              -------
 Total current liabilities                      212.3                252.8

Loan from affiliate                               --                 187.0
Revolving credit facility                        75.0                371.0
Long-term debt, less current portion            643.8                693.8
Capital lease obligation                          9.8                  9.8
Other liabilities                               140.3                144.5

Redeemable Preferred Stock, 30,000,000 shares
  authorized:
  Series A 8 1/2% Convertible Exchangeable
  Preferred Stock, $0.10 par value, 4,363,202
  shares issued and outstanding at June 30,
  1997, none issued and outstanding at
  December 31, 1996 (aggregate preference
  value of $218.2)                              212.5                  --

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value, 5,636,798
  shares issued and outstanding at June 30,
  1997, none issued and outstanding at
  December 31, 1996(aggregate preference
  value of $281.8)                              275.3                  --

Stockholders' equity:
  Common stock, $0.01 par value; 520,000,000
  shares authorized; 123,541,076 shares
  and 122,935,080 shares issued and outstanding
  at June 30, 1997 and December 31, 1996,
  respectively                                    1.2                  1.2
Additional paid-in capital                      412.8                411.0
Accumulated deficit                            (149.0)              (154.1)
                                              -------              -------
 Total stockholders' equity                     265.0                258.1
                                              -------              -------
                                            $ 1,834.0            $ 1,917.0
                                              =======              =======

           See notes to unaudited consolidated financial statements.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                 SIX MONTHS ENDED    THREE MONTHS ENDED
                                     JUNE 30,             JUNE 30,
                                ------------------  ------------------
                                  1997      1996      1997      1996
                                -------   -------   -------   -------
Net sales                       $ 781.1   $ 813.9   $ 389.6   $ 410.0
Cost of sales                     548.9     603.8     271.7     300.5
                                 ------    ------    ------    ------
Gross profit                      232.2     210.1     117.9     109.5
Selling, general and
 administrative expenses          158.2     147.4      79.3      81.9
Amortization of intangibles
 and other assets                  15.4      14.8       7.7       7.5
Restructuring and non-
  recurring charges                  --      23.0        --      23.0
                                 ------    ------     ------   ------
Operating income (loss)            58.6      24.9      30.9      (2.9)
Other income (expense):
 Investment income                  1.4       0.9       0.6       0.2
 Interest expense                 (43.9)    (33.7)    (21.3)    (17.0)
                                 ------    ------    ------    ------
Earnings (loss) before income
  taxes                            16.1      (7.9)     10.2     (19.7)
Provision for income taxes          9.7       0.4       6.1      (5.5)
                                 ------    ------    ------    ------
Net earnings (loss)             $   6.4   $  (8.3)  $   4.1   $ (14.2)
                                 ======    ======    ======    ======
Preferred Stock dividends and
 accretion of mandatorily
 redeemable preferred stock         1.2        --       1.2       --
                                 ------    ------    ------    ------
Net earnings(loss) attributable
 to common stockholders         $   5.2   $  (8.3)  $   2.9   $ (14.2)
                                 ======    ======    ======    ======
Primary earnings (loss) per
 common share                   $  0.04   $ (0.07)  $  0.02   $ (0.12)
                                 ======    ======    ======    ======
Fully diluted earnings (loss)
 per common share               $  0.04   $ (0.07)  $  0.02   $ (0.12)
                                 ======    ======    ======    ======
Dividends per common share      $    --   $    --   $    --   $    --
                                 ======    ======    ======    ======


       See notes to unaudited consolidated financial statements.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)
                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                    --------------------
                                                     1997          1996
                                                    -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings (loss)                                $  6.4       $ (8.3)

 Adjustments to reconcile net earnings (loss)
   to net cash provided by (used for)
   operating activities:
     Restructuring and non-recurring charges            --         23.0
     Depreciation and amortization                    43.8         42.4
     Deferred income taxes, net                        7.4         (6.0)
     Provision for doubtful accounts, net             (0.3)        11.4
 Change in assets and liabilities,
   net of effects of acquisitions:
     Increase in accounts receivable                 (12.2)       (56.1)
     Decrease (increase) in inventories                3.3         (1.5)
     Increase in prepaid expenses
      and other                                       (1.2)        (1.5)
     Change in income taxes
      receivable/payable, net                          59.4        22.5
     Decrease in accounts payable
      and other                                       (18.1)      (33.7)
     Payments for restructuring charges                (6.4)       (9.3)
     Payments for settlement and
      related expenses                                 (1.4)       (0.3)
     Other, net                                        (6.3)       (3.6)
                                                     ------      ------
Net cash provided by (used for)operating
   activities                                          74.4       (21.0)
                                                     ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                  (7.8)      (33.9)
 Acquisitions of businesses                              --        (3.2)
                                                     ------      ------
 Net cash used for investing
   activities                                          (7.8)      (37.1)
                                                     ------      ------


                                  (continued)

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)
                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                   --------------------
                                                     1997         1996
CASH FLOWS FROM FINANCING ACTIVITIES:              -------      -------
  Proceeds from revolving credit facilities        $  25.0      $ 185.0
  Payments on revolving credit facilities           (321.0)       (80.0)
  Payment on loan from affiliate                    (187.0)          --
  Payments on long-term debt                         (68.8)       (33.3)
  Deferred payments on acquisitions                   (1.8)        (5.4)
  Net proceeds from sale of redeemable
    preferred stock                                  487.1           --
  Net proceeds from issuance of stock to
    employee stock plan                                1.4           --
                                                    ------       ------
  Net cash provided by (used for) financing
    activities                                       (65.1)        66.3
  Net increase in cash and
    cash equivalents                                   1.5          8.2
  Cash and cash equivalents at
    beginning of year                                 29.3         16.4
                                                    ------       ------
  Cash and cash equivalents at
    end of period                                  $  30.8      $  24.6
                                                    ======       ======
Supplemental schedule of cash
-----------------------------
  flow information:
  ----------------
    Cash paid(received)during the period for:
     Interest                                      $  46.1      $  35.7
     Income taxes                                    (60.7)       (16.2)

Disclosure of non-cash financing
--------------------------------
  and investing activities:
  ------------------------
    Dividends declared and unpaid on
     Series A Preferred Stock                      $   0.5      $   --
    Pay-in-Kind dividends declared and
     unpaid on Series B Preferred Stock            $   0.7      $   --

In connection with business acquisitions,
----------------------------------------
  liabilities were assumed as follows:
  -----------------------------------
    Fair value of assets acquired                  $    --      $   7.9
                                                    ------       ------
    Cash paid                                           --         (3.2)
    Liabilities assumed                            $    --      $   4.7
                                                    ======       ======


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

2.   EARNINGS PER SHARE

      Primary earnings per share are based upon the weighted average number of shares outstanding during the three- and six-months ended June 30, 1997 of 122,935,080 shares and the weighted average number of shares outstanding during the three- and six-months ended June 30, 1996 of 122,920,200 and 122,914,474 shares respectively.

      Fully diluted earnings per share are based on the weighted average number of shares outstanding during the three- and six-month periods ended June 30, 1997 of 142,915,080 shares and 132,980,273 shares, respectively and the weighted average number of shares outstanding during the three- and six-month periods ended June 30, 1996 of 122,920,200 and 122,914,474 shares, respectively.

      Supplementary primary earnings per share represents what primary earnings per share would have been if the Company's issuance of redeemable preferred stock and related retirement of debt had taken place at the beginning of the period. Supplementary primary earnings per share are $(0.02) and $(0.05) for the three- and six-month periods ending June 30, 1997, respectively. Supplementary primary earnings per share was calculated for the three- and six-month periods ended June 30, 1997, by adjusting net income attributable to common shareholders by adding back interest, net of tax ($4.2 and $8.9, respectively) and deducting additional dividends ($9.6 and $20.2, respectively).

      On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," replacing Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." SFAS No. 128 replaces "primary" and "fully diluted" earnings per share ("EPS") under APB Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS No. 128 is effective for years ending after December 15, 1997 and will require the restatement of prior year and quarter earnings per share calculations. The implementation of SFAS No. 128 would have had no

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

2.   EARNINGS PER SHARE - CONTINUED

significant impact on the calculation of earnings per share for the three- and six-month periods ended June 30, 1997 and 1996.

3.   ISSUANCE OF REDEEMABLE PREFERRED STOCK

      On May 19, 1997 the Board of Directors of the Company declared a dividend of 10,000,000 transferable subscription rights which were then issued pro rata to holders of its common stock on May 29, 1997 entitling them to purchase up to an aggregate of $500.0 of convertible preferred stock issuable in two series at a subscription price of $50 per share (the "Preferred Stock Offering"). The subscription period ended on June 16, 1997. On that date, rights were exercised to purchase 4,363,202 shares of 8 1/2% Series A Convertible
Exchangeable Preferred Stock ("Series A") and 5,636,798 shares of 8 1/2% Series B Convertible Pay-in-Kind Preferred Stock ("Series B"), each at a subscription price of $50 per share. Roche Holdings, Inc. ("Roche"), the owner of approximately 49.9% of the Company's common stock, exercised its basic subscription privilege in full for 4,988,751 of 8 1/2% Series B Convertible Pay-in-Kind Preferred Stock and other rights holders purchased the remaining 5,011,249 shares.

      The Series A is convertible at the option of the holder after September 30, 1997 into common stock, will pay cash dividends and will be exchangeable on or after June 30, 2000 at the Company's option for 8 1/2% Convertible Subordinated Notes due June 30, 2012. The Series B will be convertible at the option of the holder after June 30, 2000 into common stock, will pay dividends in kind until June 30, 2003 and in cash thereafter and will not be exchangeable for notes. The conversion rate for both series of preferred stock is 18.1818 shares of common stock per share of preferred stock. Each series of preferred stock will be mandatorily redeemable after June 30, 2012 at $50 per share and will be redeemable at the option of the Company after July 7, 2000 at prices declining from $52.83 to $50.00 in 2006 and thereafter. Net proceeds from the Preferred Stock Offering were $487.1 and were used to repay a loan from Roche Holdings Ltd., including accrued interest, and to reduce amounts outstanding under the Company's term loan and revolving credit facilities.

      Offering costs of $12.9 were recorded against the aggregate preference value of the preferred stock and will be accreted over fifteen years. Accretion for the second quarter of 1997 was $0.023.

4.   AMENDED AND RESTATED CREDIT AGREEMENT

      In connection with a merger in April 1995 (the "Merger") with Roche Biomedical Laboratories, Inc. ("RBL"), the Company entered into a credit agreement with the banks named therein and an administrative agent (the
"Existing Credit Agreement"), which made available to the Company a term loan facility (the "Term Loan Facility") of $800.0 and a revolving credit facility (the "Revolving Credit Facility") of $450.0.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

4.   AMENDED AND RESTATED CREDIT AGREEMENT - CONTINUED

      In March 1997, the Company entered into an amended credit agreement which became effective upon completion of the Preferred Stock Offering discussed in
Note 3, following satisfaction of certain conditions precedent (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement makes available to the Company an amended term loan Facility of $693.8 and an amended revolving credit facility of $450.0 (the "Amended Term Loan Facility" and "Amended Revolving Credit Facility," respectively).

      The senior unsecured credit facilities under the Amended and Restated Credit Agreement are composed of the Amended Term Loan Facility and the Amended Revolving Credit Facility. The Amended Revolving Credit Facility includes a $50.0 letter of credit sublimit. The Amended and Restated Credit Agreement maturity dates are extended approximately three years for the Amended Term Loan Facility to March 31, 2004 and approximately two years for the Amended Revolving Credit Facility to March 31, 2002.

      Both the Amended Term Loan Facility and the Amended Revolving Credit Facility bear interest, at the option of the Company, at (i) the base rate plus the applicable base rate margin or (ii) the eurodollar rate plus the applicable eurodollar rate margin. The Amended and Restated Credit Agreement provides that in the event of a reduction of the percentage of Common Stock held by Roche and its affiliates (other than the Company and its subsidiaries) below 25%, the applicable interest margins and facility fees on borrowings outstanding under the Amended and Restated Credit Agreement will increase. The amount of the increase will depend, in part, on the leverage ratio of the Company at the time of such reduction. Future interest margins on borrowings outstanding under the Amended and Restated Credit Agreement will be based upon the performance level of the Company as defined therein.

      Under the Amended and Restated Credit Agreement, maturities under the Amended Term Loan Facility, after the payment of $50.0 from proceeds of the Preferred Stock Offering, aggregate $46.4 in 1999, $92.8 in 2000, $139.2 in 2001 through 2003 and $87.0 in 2004.

      The amounts available under the Amended Revolving Credit Facility are subject to certain mandatory permanent reduction and prepayment requirements and the Amended Term Loan Facility is subject to specified mandatory prepayment requirements. In the Amended and Restated Credit Agreement, required amounts are first to be applied to repay scheduled Amended Term Loan Facility payments until the Amended Term Loan Facility is repaid in full and then to reduce the commitments and advances under the Amended Revolving Credit Facility. Required payments and reductions include (i) the proceeds of debt issuances, subject to certain exceptions; (ii) the proceeds of certain asset sales, unless reinvested within one year of the applicable asset sale in productive assets of a kind then used or usable in the business of the Company and its subsidiaries; (iii) the proceeds of sales of equity securities in excess of certain amount; and

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

4.   AMENDED AND RESTATED CREDIT AGREEMENT - CONTINUED

(iv) under certain circumstances, a percentage of excess cash flow, as calculated annually.

      The Amended and Restated Credit Agreement contains financial covenants with respect to a leverage ratio, an interest coverage ratio and minimum stockholders' equity.

      A portion of the proceeds of the Preferred Stock Offering were used to repay approximately $50.0 under the Amended Term Loan Facility and $242.0 under the Amended Revolving Credit Facility.

5.   RESTRUCTURING CHARGES

      Following the Merger in 1995, the Company determined that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. In addition, in 1996 the Company decided to downsize certain finance and administrative positions in La Jolla, California in order to eliminate duplicative functions. In the second quarter of 1997 the Company determined that approximately $12.6 of these reserves were excessive due largely to expected proceeds from subleases and asset disposals. Also, in the second quarter of 1997 the Company decided to downsize the Winston-Salem, North Carolina laboratory and redirect specimen volumes to other company facilities in order to realize operational efficiencies. Restructuring charges related to the closing of the Winston-Salem laboratory totaled $12.6.

      The following represents the Company's restructuring activities for the period indicated:
                                       Asset          Lease and
                         Severance  revaluations    other facility
                          Costs    and write-offs    obligations     Total
                         --------- --------------   --------------  ------
     Balance at
       December 31, 1996  $  8.3    $   9.4          $   16.9       $ 34.6
     Non cash items           --       (2.5)               --         (2.5)
     Cash payments          (4.8)      (0.1)             (1.0)        (5.9)
     Excess reserves        (1.7)      (5.6)             (5.3)       (12.6)
     Winston-Salem
      closure                2.7        2.6               7.3         12.6
                           -----     ------           -------        -----
     Balance at
      June 30, 1997       $  4.5    $   3.8          $   17.9       $ 26.2
                           =====     ======           =======        =====

     Current                                                        $ 17.1
     Non-current                                                       9.1
                                                                     -----
                                                                    $ 26.2
                                                                     =====




          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. Both statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No 131 requires presentation of segment information under the "management approach", which aligns segments disclosure with the way that management organizes the segments within the enterprise for making operation decisions and assessing performance. Management has not yet completed its assessment of how these standards will impact existing disclosures. The Company intends to comply with these standards in 1998.

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

      Management expects that price erosion and utilization declines will continue to negatively impact net sales and results of operations for the foreseeable future, particularly as a result of anticipated growth in managed care. Since the third quarter of 1996, the Company has expanded its efforts to improve the profitability of new and existing business in an attempt to counter the effects of such price erosion. To date this effort has focused primarily on reviewing existing contracts, including those with managed care organizations, and selectively repricing or discontinuing business with existing accounts that perform below Company expectations. The Company believes that as a result of this effort, the first two quarters of 1997 were the first quarters in two years that the Company's price per accession increased versus the comparable prior year quarters. The Company is also targeting price increases in certain areas, such as specialty and niche testing, which have not seen price increases since 1995. Although such increases have adversely affected volumes, the Company believes that such measures along with other cost reduction programs, will improve its overall profitability. There can be no assurance, however, of the timing or success of such measures or that the Company will not lose market share as a result of these measures. Also, the Company is reviewing its sales organization and expects to modify its commission structure so that

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

compensation is tied more directly to the profitability of retained and new business instead of the current practice of basing commissions primarily on revenue generated. Finally, it is the objective of management to partially offset any increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through cost savings the Company expects to realize through comprehensive cost reduction programs. The Company continues to review alternatives relating to regions of the country and certain businesses where profitability is not reaching internal goals and may consolidate operations or enter into joint ventures,alliances, or asset swaps with interested parties in order to maximize regional operating efficiencies.

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

      In addition, Medicare (which principally serves patients 65 and older), Medicaid (which principally serves indigent patients), and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices and added costs and decreasing test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Since the 1984 establishment of Medicare fee schedules, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

levels. In early August, Congress passed and the President signed the Balanced Budget Act of 1997 ("BBA"), which includes a provision that reduces, effective January 1, 1998, the Medicare national limitations from 76% of the 1984 national median to 74% of the national median. An additional provision in the BBA freezes the Consumer Price Index update for five years.

      As part of an examination of industry wide clinical laboratory billing practices begun in 1993 by the Office of the Inspector General of the Department of Health and Human Services ("OIG"), the United States Department of Justice ("DOJ"), and other federal and state investigators, certain billings for tests performed by LabCorp predecessor companies Allied, NHL, and RBL were also reviewed. These investigations were part of a broad based federal inquiry into Medicare and related billings that have resulted in financial settlements with a number of other clinical laboratories. On November 21, 1996, the Company reached a settlement with OIG and the DOJ regarding the prior billing practices of various of its predecessor companies. The Company settled this matter without an admission of fault. Consistent with this overall settlement the Company paid $187 to the Federal Government (the "Settlement Payment") in December 1996 with proceeds from a loan from Roche Holdings, Inc. ("Roche").

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS  ENDED  JUNE  30,
1996.

     Net sales for the three months ended June 30, 1997 were $389.6, a decrease of approximately 5% from $410.0 reported in the comparable 1996 period. Sales declined approximately 7% as a result of lower testing volume, which is a result of industry-wide trends as well as the Company's program of selectively eliminating unprofitable accounts and carefully evaluating the acceptability of new business. The decline in sales resulting from volume declines was partially offset by an increase in price per accession of approximately 2% from the comparable 1996 period. The increase in the price per accession was a direct result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts that do not meet Company profitability targets and other price increases.

     Cost of sales, which includes primarily laboratory and distribution costs, was $271.7 for the three months ended June 30, 1997 compared to $300.5 in the corresponding 1996 period, a decrease of $28.8. Cost of sales decreased approximately $20.8 due to the decrease in volume, approximately $0.9 due to a decrease in salaries and benefits and approximately $10.0 primarily relating to data processing supplies, request forms, freight and consulting fees expense categories as a result of the Company's cost reduction programs. These decreases were partially offset by an increase in salaries due to scheduled salary increases and an increase in outside reference testing expenses and

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

supply costs resulting primarily from an increase in volume in the Company's specialty and niche testing areas. Cost of sales as a percentage of net sales was 69.7% for the three months ended June 30, 1997 and 73.3% in the corresponding 1996 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

      Selling, general and administrative expenses decreased to $79.3 for the three months ended June 30, 1997 from $81.9 in the same period in 1996. The primary reason for the decrease is a decrease of $2.1 in the provision for doubtful accounts. The Company recorded an additional $10.0 of provision for doubtful accounts in the second quarter of 1996. This decrease was partially offset by additional costs, primarily salaries and consulting fees incurred to address billing issues. The provision for doubtful accounts, before the special charge of $10.0 booked in the second quarter of 1996, increased approximately $7.9 or 2% of net sales, from the comparable 1996 period. The increase is primarily a result of the growth in accounts receivable resulting from increased medical necessity and related diagnosis code requirements of the Medicare program and various third-party payors and integration issues following the merger with Roche Biomedical Laboratories, Inc. ("RBL") primarily resulting from maintaining and consolidating multiple billing systems. See "Liquidity and Capital Resources". These increases were partially offset by decreases in selling expenses resulting from the decrease in net sales. As a percentage of net sales, selling, general and administrative expenses were 20.3% and 20.0% for the three months ended June 30, 1997 and 1996, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above.

      The increase in amortization of intangibles and other assets to $7.7 for the three months ended June 30, 1997 from $7.5 in the corresponding period in 1996 primarily resulted from small acquisitions completed in 1996.

      Net interest expense was $20.7 for the three months ended June 30, 1997 compared with $16.8 for the same period in 1996. The change resulted primarily from increased borrowings resulting from lower collection rates on accounts receivable and a loan from Roche Holdings Inc., which was used to pay the Settlement Payment. See "Overview". Roche holds approximately 49.9% of the Company's outstanding common stock.

      The provision for income taxes as a percentage of earnings before taxes for the three months ended June 30, 1997 is not comparable to the three months ended June 30, 1996 due to restructuring charges in 1996. The Company's effective tax rate is significantly impacted by non-deductible amortization of intangible assets. As earnings before income taxes decreases, this non-deductible amortization increases in proportion to such earnings resulting in an increase in the effective tax rate.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996.

      Net sales for the six months ended June 30, 1997 were $781.1, a decrease of approximately 4% from $813.9 reported in the comparable 1996 period. Sales declined approximately 6% as a result of lower testing volume, which is a result of industry-wide trends as well as the Company's program of selectively eliminating unprofitable accounts and carefully evaluating the acceptability of new business. The decline in sales resulting from volume declines was partially offset by an increase in price per accession of approximately 2% from the comparable 1996 period. The increase in the price per accession was a direct result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts that do not meet Company profitability targets and other price increases.

     Cost of sales, which includes primarily laboratory and distribution costs, was $548.9 for the six months ended June 30, 1997 compared to $603.8 in the corresponding 1996 period, a decrease of $54.9. Cost of sales decreased approximately $34.8 due to the decrease in volume, approximately $16.0 due to a decrease in salaries and benefits and approximately $15.9 primarily relating to data processing supplies, request forms and freight expense categories as a result of the Company's cost reduction programs. These decreases were partially offset by an increase in salaries due to scheduled salary increases and an increase in outside reference testing expenses and supply costs resulting primarily from an increase in volume in the Company's specialty and niche testing areas. Cost of sales as a percentage of net sales was 70.3% for the six months ended June 30, 1997 and 74.2% in the corresponding 1996 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

      Selling, general and administrative expenses increased to $158.2 for the six months ended June 30, 1997 from $147.4 in the same period in 1996. The primary reason for the increase in these expenses is due to additional costs, primarily salaries, consulting fees and the provision for doubtful accounts, incurred to address billing issues. The provision for doubtful accounts increased approximately $5.3 or 1% of net sales, from the comparable 1996 period. The increase is primarily a result of the growth in accounts receivable resulting from increased medical necessity and related diagnosis code requirements of the Medicare program and various third-party payors and integration issues following the merger with RBL primarily resulting from maintaining and consolidating multiple billing systems. See "Liquidity and Capital Resources". These increases were partially offset by decreases in selling expenses resulting from the decrease in net sales. As a percentage of net sales, selling, general and administrative expenses were 20.3% and 18.1%

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

for the six months ended June 30, 1997 and 1996, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above.

      The increase in amortization of intangibles and other assets to $15.4 for the six months ended June 30, 1997 from $14.8 in the corresponding period in 1996 primarily resulted from small acquisitions completed in 1996.

      Net interest expense was $42.5 for the six months ended June 30, 1997 compared with $32.8 for the same period in 1996. The change resulted primarily from increased borrowings resulting from lower collection rates on accounts receivable and the loan from Roche Holdings, Inc., which was used to pay the Settlement Payment. See "Overview".

      The provision for income taxes as a percentage of earnings before taxes for the six months ended June 30, 1997 is not comparable to the six months ended June 30, 1996 due to restructuring charges in 1996. The Company's effective tax rate is significantly impacted by non-deductible amortization of intangible assets. As earnings before income taxes decreases, this non-deductible amortization increases in proportion to such earnings resulting in an increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities (after payment of settlement and related expenses of $1.4 and $0.3 for the three months ended June 30, 1997 and 1996, respectively) was $74.4 and $(21.0) for the three months ended June 30, 1997 and June 30, 1996, respectively. The increase in cash flow from operations primarily resulted from an income tax refund. Capital expenditures were $7.8 and $33.9 for 1997 and 1996, respectively. The Company expects capital expenditures to be approximately $50.0 in 1997 to further automate laboratory processes to improve efficiency. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's credit facilities.

     Increased medical necessity and related diagnosis code requirements of the Medicare program were placed on the Company by certain third-party carriers in late 1995 and additional requirements were placed on the Company at the beginning of 1996. The Company experienced lower collection rates as a result of these more stringent requirements. In addition, increased difficulty in collecting amounts due from private insurance carriers, including certain managed care plans, has negatively impacted cash flow from operations. Finally, integration issues following the merger in 1995 with RBL have also resulted in increased accounts receivable balances as a result of the Company maintaining and consolidating multiple billing information systems. The Company currently has plans in place to stabilize collection rates and improve

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

the collection of accounts receivable.   In  the second  quarter  of  1997, the
Company's collection rate, as measured by the number of days sales outstanding, remained flat with the first quarter of 1997. However, additional changes in requirements of third-party payors could increase the difficulty in collections. There can be no assurance of the success of the Company's plans to improve collections and, due to changes in medical necessity requirements, the Company expects accounts receivable balances to continue to exceed 1995 levels.

      On May 19, 1997 the Board of Directors of the Company declared a dividend of 10,000,000 transferable subscription rights, which were then issued pro rata to holders of its common stock on May 29, 1997 entitling them to purchase up to an aggregate of $500.0 of convertible preferred stock issuable in two series at a subscription price of $50 per share (the "Preferred Stock Offering"). The subscription period ended on June 16, 1997. On that date, rights were exercised to purchase 4,363,202 shares of 8 1/2% Series A Convertible Exchangeable Preferred Stock ("Series A") and 5,636,798 shares of 8 1/2% Series B Convertible Pay-in-Kind Preferred Stock ("Series B"), each at a subscription price of $50 per share. Roche Holdings, Inc., the owner of approximately 49.9% of the Company's common stock, exercised its basic subscription privilege in full for 4,988,751 of Series B and other rights holders purchased the remaining 5,011,249 shares.

      The Series A is convertible at the option of the holder after September 30, 1997 into common stock, will pay cash dividends and will be exchangeable on or after June 30, 2000 at the Company's option for 8 1/2% Convertible Subordinated Notes due 2012 at a rate of $50 principal amount of notes for each share of the Series A. The Series B will be convertible at the option of the holder after June 30, 2000 into common stock, will pay dividends in kind until June 30, 2003 and in cash thereafter and will not be exchangeable for notes. The conversion rate for both series of preferred stock will be 18.1818 shares of common stock per share of preferred stock. Each series of preferred stock will be mandatorily redeemable in 2012 at $50 per share and will be redeemable at the option of the Company after July 7, 2000 at prices declining from $52.83 to $50.00 in 2006 and thereafter. Net proceeds from the Preferred Stock Offering were $487.1 and were used to repay a loan from Roche Holdings, Inc. including accrued interest and to reduce amounts outstanding under the Company's term loan and revolving credit facilities.

      In connection with a merger in April 1995 with RBL, the Company entered into a credit agreement with the banks named therein and an administrative agent (the "Existing Credit Agreement"), which made available to the Company a term loan facility (the "Term Loan Facility") of $800.0 and a revolving credit facility (the "Revolving Credit Facility") of $450.0.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

      In March 1997, the Company entered into an amended credit agreement which became effective upon completion of the Preferred Stock Offering, following satisfaction of certain conditions precedent (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement made available to the Company an amended term loan Facility of $693.8 and an amended revolving credit facility of $450.0 (the "Amended Term Loan Facility" and "Amended Revolving Credit Facility," respectively).

      The senior unsecured credit facilities under the Amended and Restated Credit Agreement are composed of the Amended Term Loan Facility and the Amended Revolving Credit Facility. The Amended Revolving Credit Facility includes a $50.0 letter of credit sublimit.

      The Amended and Restated Credit Agreement maturity dates are extended approximately three years for the Amended Term Loan Facility to March 31, 2004 and approximately two years for the Amended Revolving Credit Facility to March 31, 2002.

      Both the Amended Term Loan Facility and the Amended Revolving Credit Facility bear interest, at the option of the Company, at (i) the base rate plus the applicable base rate margin or (ii) the eurodollar rate plus the applicable eurodollar rate margin. The Amended and Restated Credit Agreement provides that in the event of a reduction of the percentage of Common Stock held by Roche and its affiliates (other than the Company and its subsidiaries) below 25%, the applicable interest margins and facility fees on borrowings outstanding under the Amended and Restated Credit Agreement will increase. The amount of the increase will depend, in part, on the leverage ratio of the Company at the time of such reduction. Future interest margins on borrowings outstanding under the Amended and Restated Credit Agreement will be based upon the performance level of the Company as defined therein.

      Under the Amended and Restated Credit Agreement, maturities under the Amended Term Loan Facility, after the payment of $50.0 from proceeds of the Preferred Stock Offering, aggregate $46.4 in 1999, $92.8 in 2000, $139.2 in 2001 through 2003 and $87.0 in 2004.

      The amounts available under the Amended Revolving Credit Facility are subject to certain mandatory permanent reduction and prepayment requirements and the Amended Term Loan Facility is subject to specified mandatory prepayment requirements. In the Amended and Restated Credit Agreement, required amounts are first to be applied to repay scheduled Amended Term Loan Facility payments until the Amended Term Loan Facility is repaid in full and then to reduce the commitments and advances under the Amended Revolving Credit Facility. Required payments and reductions include (i) the proceeds of debt issuances, subject to certain exceptions; (ii) the proceeds of certain asset sales, unless reinvested within one year of the applicable asset sale in productive assets of a kind then used or usable in the business of the Company and its subsidiaries; (iii)

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

the proceeds of sales of equity securities in excess of certain amounts; and
(iv) under certain circumstances, a percentage of excess cash flow, as calculated annually.

      The Amended and Restated Credit Agreement contains financial covenants with respect to a leverage ratio, an interest coverage ratio and minimum stockholders' equity.

      A portion of the proceeds of the Preferred Stock Offering were used to repay approximately $50.0 under the Amended Term Loan Facility and $242.0 under the Amended Revolving Credit Facility.

      For a discussion of legal proceedings which may impact the Company's liquidity and capital resources see "Part II - Other Information -- Item 1:
Legal Proceedings."

      Cash and cash equivalents on hand, cash flow from operations and additional borrowing capabilities under the Amended Revolving Credit Facility are expected to be sufficient to meet anticipated operating requirements and provide funds for capital expenditures and working capital for the foreseeable future.

     The Company is a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 of its floating rate debt under the Term Loan Facility. The agreements effectively change the interest rate exposure on $600.0 of floating rate debt to a weighted average fixed interest rate of 6.01%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in the six months ended June 30, 1997 were not significant. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998. The estimated unrealized loss on such agreements was approximately $(1.0) at July 31, 1997.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

                The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company. In addition, the Company has recently been contacted by representatives of certain insurance companies and individuals in a purported class action, who have asserted claims for private reimbursement, which are similar to the Government claims recently settled. The Company is carefully evaluating these claims, and although there can be no assurance, based upon the information currently available to it, management does not believe that the ultimate outcome of these claims will have a material adverse effect on its financial condition. However, due to the early stage of such claims, management cannot make an estimate of loss or predict whether or not such claims will have a material adverse effect on the Company's results of operations in any particular period.


Item 4.   REPORT OF THE INSPECTOR OF ELECTION

      On  June  25, 1997 the Company held its 1997 annual meeting.   The  final
tabulation of the votes cast at the meeting was as follows:

                                                 FOR            WITHHELD
                                                 ---            --------
ELECTION OF THE MEMBERS
OF THE BOARD OF DIRECTORS:
     American Stock Transfer & Trust Company
          Thomas P. Mac Mahon                70,445,440         512,726
          James B. Powell, MD                70,439,637         518,529
          Jean-Luc Belingard                 70,445,440         512,726
          Wendy E. Lane                      70,445,440         512,726
          Robert E. Mittelstaedt, Jr.        70,445,440         512,726
          David B. Skinner, MD               70,335,440         512,726
          Andrew G. Wallace, MD              69,734,728       1,223,438


     Individual votes cast at the meeting
          Thomas P. Mac Mahon                    17,996               0
          James B. Powell, MD                    17,996               0
          Jean-Luc Belingard                     17,996               0
          Wendy E. Lane                          17,996               0
          Robert E. Mittelstaedt, Jr.            17,996               0
          David B. Skinner, MD                   17,996               0
          Andrew G. Wallace, MD                  17,996               0

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                                                    VOTES      VOTES    VOTES
                                                    -----      -----    -----
                                                    FOR       AGAINST  ABSTAINED
                                                    ---       -------  ---------
Approval to amend Article Fourth of the
Certificate of Incorporation to increase
the number of authorized shares to
520,000,000 shares of common stock and
30,000,000 shares of preferred stock:
   American Stock Transfer & Trust Company      69,247,213   1,637,795   73,158
   Individual votes cast at the meeting             17,996           0        0

Approval and adoption of an amendment to the
Laboratory Corporation of America Holdings
1995 Stock Plan for Non-Employee Directors to
increase the number of common shares issuable
by 300,000:
    American Stock Transfer & Trust Company    70,107,833      600,377  249,956
    Individual votes cast at the meeting           17,996            0        0

Approval and adoption of the Laboratory
Corporation of America Holdings 1997
Stock Option Plan:
   American Stock Transfer & Trust Company     66,508,605    4,199,656  249,905
   Individual votes cast at the meeting            17,996            0        0

Ratification of the appointment of Price
Waterhouse LLP as the Company's
independent auditors for the fiscal year
ending December 31, 1997:
    American Stock Transfer & Trust Company    70,831,013      74,690    52,463
    Individual votes cast at the meeting           17,996           0         0

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               4.1 Certificate of Designation of the 8 1/2% Series A Convertible Exchangeable Preferred Stock.*

               4.2 Certificate of Designation of the 8 1/2% Series B Convertible Pay-in-Kind Preferred Stock.*

               27 Financial Data Schedule (electronically filed version only).

          (b)  Reports on Form 8-K
               (1) A current report on Form 8-K dated May 20, 1997 was filed on May 20, 1997, by the registrant, in connection with the filing of Amendment No. 3 to its Registration Statement on Form S-3 originally filed with the Securities and Exchange Commission on February 27,1997 (Registration No.333-22427).

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                (2) A current report on Form 8-K dated June 19, 1997 was filed on June 20, 1997, by the registrant, in connection with the press release dated June 19, 1997 announcing the successful completion of its rights offering.

------------------

* Filed on April 11, 1997 as part of Registration Statement on Form S-3/A (File No. 333-22427) with the Securities and Exchange Commission and incorporated herein by reference.

                              S I G N A T U R E S


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  LABORATORY CORPORATION OF AMERICA HOLDINGS
                                  Registrant



                                   By:/s/ THOMAS P. MAC MAHON
                                     -------------------------------------
                                          Thomas P. Mac Mahon
                                          Chairman, President and Chief
                                          Executive Officer



                                   By:/s/ WESLEY R. ELINGBURG
                                      -----------------------------------
                                          Wesley R. Elingburg
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)



Date:     August 14, 1997