Form 10-Q
period 1997-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 1997-11-04
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 1997
                              -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 123,542,614 shares as of October 27, 1997, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of October 27, 1997, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                              SEPTEMBER 30,       DECEMBER 31,
                                                   1997               1996
                                              -------------      -------------
   ASSETS                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents                    $   21.1            $   29.3
  Accounts receivable, net                        513.4               505.6
  Inventories                                      38.6                44.3
  Prepaid expenses and other                       22.0                21.8
  Deferred income taxes                            60.1                66.2
 Income taxes receivable                             --                54.3
                                               --------            --------
 Total current assets                             655.2               721.5

Property, plant and equipment, net                253.9               282.9
Intangible assets, net                            867.5               891.1
Other assets, net                                  25.5                21.5
                                               --------            --------
                                               $1,802.1            $1,917.0
                                               ========            ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   42.8            $   65.7
  Accrued expenses and other                      151.0               168.4
  Current portion of long-term debt                  --                18.7
                                               --------            --------
 Total current liabilities                        193.8               252.8

Loan from affiliate                                  --               187.0
Revolving credit facility                          60.0               371.0
Long-term debt, less current portion              643.7               693.8
Capital lease obligation                            9.8                 9.8
Other liabilities                                 141.3               144.5

Redeemable preferred stock, 30,000,000 shares
  authorized:
  Series A 8 1/2% convertible exchangeable
  preferred stock, $0.10 par value, 4,363,202
  shares issued and outstanding at September 30,
  1997, none issued and outstanding at
  December 31, 1996 (aggregate preference
  value of $218.2)                                212.6                  --

  Series B 8 1/2% convertible pay-in-kind
  preferred stock, $0.10 par value, 5,769,892
  shares issued and outstanding at September 30,
  1997, none issued and outstanding at
  December 31, 1996(aggregate preference
  value of $288.5)                                282.6                  --

Stockholders' equity:
  Common stock, $0.01 par value;
    520,000,000 shares authorized;
    123,541,076 shares and 122,935,080
    shares issued and outstanding at
    September 30, 1997 and December 31,
    1996, respectively                              1.2                 1.2
Additional paid-in capital                        412.8               411.0
Accumulated deficit                              (155.7)             (154.1)
                                               --------            --------
 Total stockholders' equity                       258.3               258.1
                                               --------            --------
                                               $1,802.1            $1,917.0
                                               ========            ========

      See notes to unaudited consolidated financial statements.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                                -------------------    ------------------
                                  1997       1996        1997      1996
                                --------   --------    -------   --------
Net sales                       $ 376.5    $ 402.6    $1,157.6   $1,216.5
Cost of sales                     262.7      300.1       811.6      903.9
                                -------    --------   --------   --------
Gross profit                      113.8      102.5       346.0      312.6
Selling, general and
 administrative expenses           79.4       75.6       237.7      223.0
Amortization of intangibles
 and other assets                   7.7        7.3        23.0       22.1
Restructuring and non-
  recurring charges                  --         --          --       23.0

Provision for settlements and
  related expenses                   --      185.0          --      185.0
                                -------    -------     -------   --------
Operating income (loss)            26.7     (165.4)       85.3     (140.5)
Other income (expense):
 Investment income                  0.5        0.6         1.9        1.5
 Interest expense                 (13.8)     (17.7)      (57.7)     (51.4)
                                -------    -------     -------   --------
Earnings (loss) before income
  taxes                            13.4     (182.5)       29.5     (190.4)
Provision for income taxes          8.0      (36.1)       17.7      (35.7)
                                -------    -------     -------   --------
Net earnings (loss)             $   5.4    $(146.4)    $  11.8   $ (154.7)
                                =======    =======     =======   ========

Preferred stock dividends          12.0         --        13.2         --
Accretion of preferred stock
  issuance costs                    0.2         --         0.2         --
                                -------    -------     -------   --------
Net loss attributable
 to common stockholders         $  (6.8)   $(146.4)   $  (1.6)   $ (154.7)
                                =======    =======    =======    ========
Primary loss per common share   $ (0.05)   $ (1.19)   $ (0.01)   $  (1.26)
                                =======    =======    =======    ========
Fully diluted loss per common
 share                          $ (0.05)   $ (1.19)   $ (0.01)   $  (1.26)
                                =======    =======    =======    ========
Dividends per common share      $    --    $    --    $    --    $     --
                                =======    =======    =======    ========


      See notes to unaudited consolidated financial statements.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                 1997          1996
                                               --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings (loss)                           $  11.8       $(154.7)

 Adjustments to reconcile net earnings
   (loss) to net cash provided by (used for)
    operating activities:
     Restructuring and non-recurring
      charges, net of cash payments              (12.5)          8.6
     Provision for settlements and
      related expenses                              --         185.0
     Depreciation and amortization                64.9          63.3
     Deferred income taxes, net                    9.8         (27.4)
     Provision for doubtful accounts,
      net                                         (6.3)          9.9
     Change in assets and liabilities,
      net of effects of acquisitions:
        Increase in accounts receivable           (1.6)        (78.7)
        Decrease in inventories                    5.7           6.5
        Increase in prepaid expenses
          and other                               (0.2)         (2.4)
        Change in income taxes receivable         54.3          12.0
        Decrease in accounts payable             (22.9)        (32.0)
        Decrease in accrued expenses and
          other                                   (2.0)         (4.6)
        Other, net                                (6.6)         (3.1)
                                               -------       -------
 Net cash provided by (used for)operating
   activities                                     94.4         (17.6)
                                               -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                            (14.8)        (46.3)
 Acquisitions of businesses                         --          (3.3)
 Investment in joint venture                        --          (2.5)
                                               -------       -------
 Net cash used for investing
   activities                                    (14.8)        (52.1)
                                               -------       -------

                                   (continued)

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                ----------------------
                                                  1997          1996
                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities     $   35.0      $   23.0
  Payments on revolving credit facilities         (346.0)        (80.0)
  Payments on loan from affiliate                 (187.0)           --
  Payments on long-term debt                       (68.7)        (52.1)
  Deferred payments on acquisitions                 (4.5)         (9.4)
  Net proceeds from sale of redeemable
    preferred stock                                487.0            --
  Payment of preferred dividends                    (5.2)           --
  Net proceeds from issuance of stock to
    employee stock plan                              1.6            --
                                                --------      --------
  Net cash provided by (used for)financing
    activities                                     (87.8)         81.5
                                                --------      --------
Net increase (decrease) in cash and
    cash equivalents                                (8.2)         11.8
  Cash and cash equivalents at
    beginning of year                               29.3          16.4
                                                --------      --------
  Cash and cash equivalents at
    end of period                               $   21.1      $   28.2
                                                ========      ========
Supplemental schedule of cash
  flow information:
    Cash paid(received)during the period for:
     Interest                                   $   53.9      $   55.1
     Income taxes                                  (55.5)        (15.6)

Disclosure of non-cash financing
  and investing activities:
    Dividends declared or unpaid on
     Series A Preferred Stock                   $    0.1      $     --
    Dividends Series B Preferred Stock          $    7.9      $     --
    Accretion of preferred stock
     issuance costs                             $    0.2      $     --

In connection with business acquisitions,
  liabilities were assumed as follows:
    Fair value of assets acquired               $     --      $    9.6
    Cash paid                                         --          (3.3)
                                                --------      --------
    Liabilities assumed                         $     --      $    6.3
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

      The accompanying consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair statement of the results of operations have been made.

2.   EARNINGS PER SHARE

     Primary earnings per share are based upon the weighted average number of shares outstanding during the three- and nine-months ended September 30, 1997 of 123,541,076 and 123,139,298 shares, respectively, and the weighted average number of shares outstanding during the three- and nine-months ended September 30, 1996 of 122,922,495 and 122,917,281 shares, respectively.

     Fully diluted earnings per share are based on the weighted average number of shares outstanding during the three- and nine-month periods ended September 30, 1997 of 305,385,964 shares and 233,465,977 shares, respectively, and the weighted average number of shares outstanding during the three- and nine-month periods ended September 30, 1996 of 122,922,495 and 122,917,281 shares, respectively.

     Supplementary primary earnings per share represents what primary earnings per share would have been if the Company's issuance of redeemable preferred stock and related retirement of debt had taken place at the beginning of the period. Supplementary primary loss per share is $(0.10) for the nine-month period ending September 30, 1997. Supplementary primary loss per share was calculated for the nine-month period ended September 30, 1997, by adjusting net loss attributable to common shareholders by adding back interest, net of tax ($8.9), and deducting additional dividends ($20.1).

     On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," replacing Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." SFAS No. 128 replaces "primary" and "fully diluted" earnings per share ("EPS") under APB Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS No. 128 is effective for periods ending after December 15, 1997 and

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

2.   EARNINGS PER SHARE - Continued

will require the restatement of prior year and quarter earnings per share calculations. The implementation of SFAS No. 128 would have had no significant impact on the calculation of earnings per share for the three- and nine-month periods ended September 30, 1997 and 1996.

3.   RESTRUCTURING CHARGES

     The   following  represents  the  Company's   restructuring
activities for the period indicated:

                                        Asset         Lease and
                        Severance    revaluations   other facility
                          Costs     and write-offs    obligations    Total
                        ---------   --------------  --------------  ------
     Balance at
      December 31, 1996  $  8.3       $  9.4          $ 16.9        $ 34.6
     Non cash items          --         (2.5)             --          (2.5)
     Cash payments         (8.2)        (0.3)           (2.1)        (10.6)
     Excess reserves       (1.7)        (5.6)           (5.3)        (12.6)
     Winston-Salem
      closure               2.7          2.6             7.3          12.6
                         ------       ------          ------        ------
     Balance at
      September 30,
      1997               $  1.1       $  3.6          $ 16.8        $ 21.5
                         ======       ======          ======        ======

     Current                                                        $ 12.4
     Non-current                                                       9.1
                                                                    ------
                                                                    $ 21.5
                                                                    ======

4.   NEW ACCOUNTING PRONOUNCEMENTS

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

      Management expects that the competitive pricing environment and utilization declines will continue to negatively impact net sales and results of operations for the foreseeable future, particularly as a result of anticipated growth in managed care. Since the third quarter of 1996, the Company has expanded its efforts to improve the profitability of new and existing business in an attempt to counter the effects of such price erosion. These efforts are based upon continued price management and the implementation of a new strategic plan. The Company's customer account strategy includes selectively repricing or discontinuing business with existing accounts that perform below Company expectations, as well as growing focused market areas such as infectious disease testing and profitable managed care. The Company's strategic plan refocuses on protecting and developing core customer segments such as key physician accounts and on creating alliances with hospitals in order to establish new management contracts. In addition, the strategic plan includes expansion of targeted growth opportunities such as full range occupational services, clinical trials testing laboratories and genetics and molecular biology.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Dollars in Millions)

      The average price per accession has increased 1.5% for the nine months ended September 30, 1997 in comparison to the same period in 1996. The Company is also targeting price increases in certain areas, such as specialty and niche testing, which have not seen price increases since 1995. Although such increases have adversely affected volumes, the Company believes that such measures along with other cost reduction programs, will improve its overall profitability. There can be no assurance, however, of the timing or success of such measures or that the Company will not lose market share as a result of these measures. Also, the Company is reviewing its sales organization and is modifying its commission structure so that compensation is tied more directly to the profitability of retained and new business instead of the current practice of basing commissions primarily on revenue generated. Finally, it is the objective of management to partially offset any increases in cost of sales as a percentage of net sales and selling, general and administrative expenses as a percentage of net sales through cost savings the Company expects to realize through comprehensive cost reduction programs. The Company continues to review alternatives relating to regions of the country and certain businesses where profitability is not reaching internal goals and may consolidate operations or enter into joint ventures, alliances, or asset swaps with interested parties in order to maximize regional operating efficiencies.

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

      In addition, Medicare (which principally serves patients 65 and older) Medicaid (which principally serves indigent patients), and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (DOLLARS IN MILLIONS)

in particular have resulted in reduced prices and added costs and deceasing test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Since the 1984 establishment of Medicare fee schedules, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. In early August, Congress passed and the President signed the Balanced Budget Act of 1997 ("BBA"), which includes a provision that reduces, effective January 1, 1998, the Medicare national limitations from 76% of the 1984 national median to 74% of the national median. An additional provision in the BBA freezes the Consumer Price Index update for five years.

       As part of an examination of industry wide clinical laboratory billing practices begun in 1993 by the Office of the Inspector General of the Department of Health and Human Services ("OIG"), the United States Department of Justice ("DOJ"), and other federal and state investigators, certain billings for tests performed by LabCorp predecessor companies were also reviewed. These investigations were part of a broad based federal inquiry into Medicare and related billings that have resulted in financial settlements with a number of other clinical laboratories. On November 21, 1996, the Company reached a settlement with OIG and the DOJ regarding the prior billing practices of various of its predecessor companies. The Company settled this matter without an admission of fault. Consistent with this overall settlement the Company paid $187 to the Federal Government (the "Settlement Payment") in December 1996 with proceeds from a loan from Roche Holdings, Inc. ("Roche").

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.

      Net sales for the three months ended September 30, 1997 were $376.5, a decrease of approximately 6.5% from $402.6 reported in the comparable 1996 period. Sales declined approximately 7.2% as a result of lower testing volume, which is a result of industry-wide trends as well as the Company's program of selectively eliminating unprofitable accounts and carefully evaluating the acceptability of new business. The decline in sales resulting from volume declines was partially offset by an increase in price per accession of approximately 0.7% from the comparable 1996 period. The increase in the price per accession was a direct result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts that do not meet Company profitability targets and other pricing initiatives discussed in the Overview Section above.

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (DOLLARS IN MILLIONS)

      Cost of sales, which includes primarily laboratory and distribution costs, was $262.7 for the three months ended September 30, 1997 compared to $300.1 in the corresponding 1996 period, a decrease of $37.4. Cost of sales decreased approximately $21.4 due to the decrease in volume, approximately $5.9 due to a decrease in salaries and benefits and approximately $12.2 primarily relating to data processing supplies, testing supplies, freight and consulting fees expense categories as a result of the Company's cost reduction programs. These decreases were partially offset by an increase in salaries due to scheduled salary increases and an increase in outside reference testing expenses and supply costs resulting primarily from an increase in volume in the Company's specialty and niche testing areas. Cost of sales as a percentage of net sales was 69.8% for the three months ended September 30, 1997 and 74.5% in the corresponding 1996 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

      Selling, general and administrative expenses increased to $79.4 for the three months ended September 30, 1997 from $75.6 in the same period in 1996. The primary reason for the increase in these expenses is due to additional costs, primarily salaries, consulting fees and bad debt expense, incurred to address billing issues. Total bad debt expense, increased approximately $4.7 or 1.2% of net sales, from the comparable 1996 period. The increase is primarily a result of the growth in accounts receivable resulting from increased medical necessity and related diagnosis code requirements of the Medicare program and various third-party payors and integration issues following the merger with Roche Biomedical Laboratories, Inc. ("RBL") primarily resulting from maintaining and consolidating multiple billing systems. See "Liquidity and Capital Resources". These increases were partially offset by decreases in selling expenses resulting from the decrease in net sales. As a percentage of net sales, selling, general and administrative expenses were 21.1% and 18.8% for the three months ended September 30, 1997 and 1996, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above.

      The increase in amortization of intangibles and other assets to $7.7 for the three months ended September 30, 1997 from $7.3 in the corresponding period in 1996 primarily resulted from small acquisitions completed in 1996.

      Net interest expense was $13.3 for the three months ended September 30, 1997 compared with $17.1 for the same period in 1996. The change resulted primarily from decreased borrowings resulting from the Company's recapitalization in June, 1997.

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (DOLLARS IN MILLIONS)

      The provision for income taxes as a percentage of earnings before taxes for the three months ended September 30, 1997 is not comparable to the three months ended September 30, 1996 due to non-recurring charges in 1996. The Company's effective tax rate is
significantly   impacted   by   non-deductible   amortization   of
intangible assets. As earnings before income taxes decreases, this
non-deductible  amortization  increases  in  proportion  to   such
earnings resulting in an increase in the effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996.

      Net sales for the nine months ended September 30, 1997 were $1,157.6, a decrease of approximately 4.8% from $1,216.5 reported in the comparable 1996 period. Sales declined approximately 6.3% as a result of lower testing volume, which is a result of industry-wide trends as well as the Company's program of selectively eliminating unprofitable accounts and carefully evaluating the acceptability of new business. The decline in sales resulting from volume declines was partially offset by an increase in price per accession of approximately 1.5% from the comparable 1996
period.   The  increase in the price per accession  was  a  direct
result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts that do not meet
Company   profitability  targets  and  other  pricing  initiatives
discussed in the Overview Section above.

      Cost of sales, which includes primarily laboratory and distribution costs, was $811.6 for the nine months ended September 30, 1997 compared to $903.9 in the corresponding 1996 period, a decrease of $92.3. Cost of sales decreased approximately $56.2 due to the decrease in volume, approximately $19.9 due to a decrease in salaries and benefits and approximately $24.4 primarily relating to data processing supplies, request forms, freight expense and outside reference testing categories as a result of the Company's cost reduction programs and lower volume. These decreases were partially offset by an increase in salaries due to scheduled salary increases and supply costs resulting primarily from an increase in volume in the Company's specialty and niche testing areas. Cost of sales as a percentage of net sales was 70.1% for the nine months ended September 30, 1997 and 74.3% in the corresponding 1996 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

      Selling, general and administrative expenses increased to $237.7 for the nine months ended September 30, 1997 from $223.0 in the same period in 1996. The primary reason for the increase in these expenses is due to additional costs, primarily salaries, consulting fees and bad debt expense, incurred to address billing issues. Total bad debt expense increased approximately $9.9 or 0.8%

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

of net sales, from the comparable 1996 period. The increase is primarily a result of the growth in accounts receivable resulting from increased medical necessity and related diagnosis code requirements of the Medicare program and various third-party payors and integration issues following the merger with RBL primarily resulting from maintaining and consolidating multiple billing systems. See "Liquidity and Capital Resources". These increases were partially offset by decreases in selling expenses resulting from the decrease in net sales. As a percentage of net sales, selling, general and administrative expenses were 20.5% and 18.3% for the nine months ended September 30, 1997 and 1996, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above.

      The increase in amortization of intangibles and other assets to $23.0 for the nine months ended September 30, 1997 from $22.1 in the corresponding period in 1996 primarily resulted from small acquisitions completed in 1996.

      Net interest expense was $55.8 for the nine months ended September 30, 1997 compared with $49.9 for the same period in 1996. The change resulted primarily from increased borrowings resulting from lower collection rates on accounts receivable and the loan from Roche, which was used to pay the Settlement Payment. See "Overview". The increase in net interest expense was partially offset by decreased borrowings resulting from the Company's recapitalization in June, 1997.

      The provision for income taxes as a percentage of earnings before taxes for the nine months ended September 30, 1997 is not comparable to the nine months ended September 30, 1996 due to restructuring and non-recurring charges in 1996. The Company's effective tax rate is significantly impacted by non-deductible amortization of intangible assets. As earnings before income taxes decreases, this non-deductible amortization increases in proportion to such earnings resulting in an increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by (used for) operating activities was $94.4 and $(17.6) for the nine months ended September 30, 1997 and September 30, 1996, respectively. The increase in cash flow from operations primarily resulted from an income tax refund and stabilization of growth in accounts receivable as well as the provision for settlements and related expenses recorded in the third quarter of 1996. Capital expenditures were $14.8 and $46.3 for the first nine months of 1997 and 1996, respectively. The Company expects capital expenditures to be approximately $30.0 in 1997 to further automate laboratory processes to improve efficiency. Such expenditures are expected to be funded by cash

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

flow from operations as well as borrowings under the Company's credit facilities.

      Increased medical necessity and related diagnosis code requirements of the Medicare program were placed on the Company by certain third-party carriers in late 1995 and additional requirements were placed on the Company at the beginning of 1996. The Company experienced lower collection rates as a result of these more stringent requirements. In addition, increased difficulty in collecting amounts due from private insurance carriers, including certain managed care plans, has negatively impacted cash flow from operations. Finally, integration issues following the merger in 1995 with RBL have also resulted in increased accounts receivable balances as a result of the Company maintaining and consolidating multiple billing information systems. The Company currently has plans in place to stabilize collection rates and improve the collection of accounts receivable. In the third quarter of 1997, the Company's collection rate, as measured by the number of days sales outstanding, increased by 3 days from the second quarter of 1997. Although the Company continues to work towards reducing the overall number of days sales outstanding, additional changes in requirements of third-party payors could increase the difficulty in collections. There can be no assurance of the success of the Company's plans to improve collections and, due to changes in medical necessity requirements, the Company expects accounts receivable balances to continue to exceed 1995 levels.

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

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company. In addition, the Company has recently been contacted by representatives of certain insurance companies and individuals in a purported class action, who have asserted claims for private reimbursement, which are similar to the Government claims settled on November 21, 1996. The Company is carefully evaluating these claims, and although there can be no assurance, based upon the information currently available to it, management does not believe that the ultimate outcome of these claims will have a material adverse effect on its financial condition. However, due to the early stage of such claims, management cannot make an estimate of loss or predict whether or not such claims will have a material adverse effect on the Company's results of operations in any particular period.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                27   Financial Data Schedule
                     (electronically filed version only).

          (b)   Reports on Form 8-K
                (1)    A current report on Form 8-K dated July  29,
                       1997 was filed on August  1, 1997, by   the
                       registrant, in connection with the press release dated July 29, 1997 announcing operating results of the Company for the three and six month periods ended June 30, 1997 as well as certain other information.
                (2) A current report on Form 8-K dated August 5, 1997 was filed on August 11, 1997, by the registrant, in connection with the press release dated August 5, 1997 announcing that it has become the first commercial reference laboratory to offer HIV genotyping using Gene Chip -Registered Trademark- DNA probe assays and polymerse chain reaction (PCR) based assays.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

               (3)   A current report on Form 8-K dated August 25,
                     1997 was filed on August 26,  1997,  by   the
                     registrant, in connection with the press release dated August 25, 1997 announcing that its Board of Directors has declared dividends on the Company's Series A 8 1/2% Convertible Exchangeable Preferred Stock and the Company's Series B 8 1/2% Convertible Pay-in-Kind Preferred Stock.

                        S I G N A T U R E S


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           Registrant



                         By:/s/ THOMAS P. MAC MAHON
                            ---------------------------------
                                Thomas P. Mac Mahon
                                Chairman, President and Chief
                                Executive Officer




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



Date: November 4, 1997