Form 10-K405
period 1997-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1998-03-30
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)
  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934
For the fiscal year ended       DECEMBER 31, 1997
                          ----------------------------------------------------
                                      OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                    ------------------    ----------------
Commission file number                   1-11353
                      --------------------------------------------------------
                  LABORATORY CORPORATION OF AMERICA HOLDINGS
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                               13-3757370
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

  358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA            27215
-------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                        336-229-1127
------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                     Name of exchange on which registered
--------------------------                 ------------------------------------
Common Stock, $0.01 par value              New York Stock Exchange
Common Stock Purchase Warrants             New York Stock Exchange
Redeemable Preferred Stock,$.10 par value  New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
               -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the price at which the stock was sold as of a specified date within 60 days prior to the date of filing: $126,340,062 at March 13, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 124,499,287 shares at March 13, 1998, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holdings Ltd. The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of March 13, 1998, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holdings Ltd.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

      Laboratory Corporation of America Holdings (the "Company") is one of the three largest independent clinical laboratory companies in the United States based on 1997 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other clinical states. Since its founding in 1971, the Company has grown into a network of 25 major laboratories and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 50 states.

      The Company has achieved a substantial portion of its growth through acquisitions. On April 28, 1995, the Company completed a merger with Roche Biomedical Laboratories, Inc. ("RBL"), an indirect subsidiary of Roche Holdings, Inc. ("Roche"), pursuant to an Agreement and Plan of Merger dated as of December 13, 1994 (the "Merger"). In connection with the Merger, the Company changed its name from National Health Laboratories Holdings, Inc. ("NHL") to Laboratory Corporation of America Holdings. In June 1994, the Company acquired Allied Clinical Laboratories, Inc.("Allied"), then the sixth largest independent clinical laboratory testing company in the United States (based on 1993 net revenues)(the "Allied Acquisition"). In addition to the Merger and the Allied Acquisition, since 1993, the Company has acquired a total of 57 small clinical laboratories with aggregate sales of approximately $182.4 million.

RECENT DEVELOPMENTS

      During 1996 and the early part of 1997, the Company experienced significant changes in management with Thomas P. Mac Mahon assuming the role of President and Chief Executive Officer in January 1997 in addition to his position as Chairman. Prior to such time Mr. Mac Mahon served as Senior Vice President of Roche and President of Roche Diagnostics Group where he was responsible for the management of all United States operations of the diagnostic businesses of Roche. Concurrent with the addition of Mr. Mac Mahon, the Company promoted a new Chief Financial Officer, Wesley R. Elingburg, formerly Senior Vice President-Finance, and formed a new management committee.

     As part of an examination of the rapid growth of Federal expenditures for clinical laboratory services, several Federal agencies, including the Federal Bureau of Investigation, the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS") and the Department of Justice ("DOJ"), have investigated allegations of fraudulent and abusive conduct by health care providers. On November 21, 1996, the Company reached a settlement with the OIG and the DOJ regarding the prior billing practices of various of its predecessor companies (the "1996 Government Settlement"). Consistent with this overall settlement, the Company paid $187 million to the Federal Government in December 1996, with proceeds from a loan from Roche (the "Roche Loan"). As a result of negotiations related to the 1996 Government Settlement, the Company recorded a charge of $185 million in the third quarter of 1996 to increase reserves for the 1996 Government Settlement and other related expenses of government and private claims resulting therefrom.

     During 1996 and continuing into 1997, management began implementing a new business strategy in response to the Company's declining performance. These new strategic objectives are as follows: remaining a low cost provider of clinical testing services; providing high quality service to its clients; and improving account profitability. See "Management's Discussion and Analysis of Results of Operations and Financial Condition", "Business-Management Information Systems" and "-- Sales and Marketing and Client Service". In addition, the Company is focused on certain growth initiatives beyond the routine clinical laboratory testing. In particular the Company is focused on increasing market share in certain sections of the market by providing innovative services in two primary areas: (i) hospital alliances; and (ii) specialty and niche businesses. See "Business--Affiliations and Alliances," and "--Testing Services."

     On May 19, 1997 the Board of Directors of the Company declared a dividend of 10,000,000 transferable subscription rights which were then issued pro rata to holders of its common stock on May 29, 1997 entitling them to purchase up to an aggregate of $500.0 million of convertible preferred stock issuable in two series at a subscription price of $50 per share (the "Preferred Stock Offering"). The subscription period ended on June 16, 1997. On that date, rights were exercised to purchase 4,363,202 shares of Series A 8 1/2% Convertible Exchangeable Preferred Stock ("Series A") and 5,636,798 shares of Series B 8 1/2% Convertible Pay-in-Kind Preferred Stock ("Series B"), each at a subscription price of $50 per share. Roche exercised its basic subscription privilege in full for 4,988,751 of Series B and other rights holders purchased the remaining 5,011,249 shares.

      The Series A is convertible at the option of the holder after September 30, 1997 into common stock, will pay cash dividends and will be exchangeable on or after June 30, 2000 at the Company's option for 8 1/2% Convertible Subordinated Notes due June 30, 2012. The Series B will be convertible at the option of the holder after June 30, 2000 into common stock, will pay dividends in kind until June 30, 2003 and in cash thereafter and will not be exchangeable for notes. The conversion rate for both series of preferred stock is 18.1818 shares of common stock per share of preferred stock. Each series of preferred stock will be mandatorily redeemable after June 30, 2012 at $50 per share and will be redeemable at the option of the Company after July 7, 2000 at prices declining from $52.83 in 2000 to $50.00 in 2006 and thereafter. Net proceeds from the Preferred Stock Offering were $486.9 million and were used to repay a loan from Roche, including accrued interest, and to reduce amounts outstanding under the Company's term loan and revolving credit facilities.

      In connection with the Merger, the Company entered into a credit agreement with the banks named therein and an administrative agent (the "Existing Credit Agreement"), which made available to the Company a term loan facility (the "Term Loan Facility") of $800.0 million and a revolving credit facility (the "Revolving Credit Facility") of $450.0 million.

     In March 1997, the Company entered into an amended credit agreement which became effective upon completion of the Preferred Stock Offering, following satisfaction of certain conditions precedent (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement makes available to the Company senior unsecured credit facilities in the form of an amended term loan facility of $693.8 million and an amended revolving credit facility of $450.0 million (the "Amended Term Loan Facility" and "Amended Revolving Credit Facility," respectively).

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

      Under the Amended and Restated Credit Agreement, maturities under the Amended Term Loan Facility, after the payment of $50.0 million from proceeds of the Preferred Stock Offering, aggregate $46.4 million in 1999, $92.8 million in 2000, $139.2 million in 2001 through 2003 and $87.0 million in 2004.

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

      A portion of the proceeds of the Preferred Stock Offering were used to repay approximately $50.0 million under the Amended Term Loan Facility and $242.0 million under the Amended Revolving Credit Facility.

      During the fourth quarter of 1997, the Company recorded a provision for doubtful accounts of $182.0 million, which was approximately $160.0 million greater than the amount recorded in the fourth quarter of 1996. This pretax charge was made to increase the allowance for doubtful accounts to a level that management believes is appropriate to reduce its accounts receivable to the net amount that management believes will ultimately be collected.

      The Company has experienced a deterioration in the timeliness of cash collections and a corresponding increase in accounts receivable. The primary causes of this situation are the increased medical necessity and related diagnosis code requirements from third-party payors and the complexities in the billing process (data capture) arising from changing requirements of private insurance companies (managed care). Management previously believed that this deterioration in the timeliness of cash collections would not have any significant impact on the ultimate collectability of the receivables.

      In late 1996, to address the deteriorating cash collections, management developed various short-term improvement projects ("initiatives") that it anticipated would improve the timeliness of collections by the end of 1997. Initially, it appeared that these initiatives were having a positive impact, as the growth in the Company's Days' Sales Outstanding (DSO) stabilized in the first and second quarters of 1997. However, during the third quarter of 1997, despite continuing focused efforts on the initiatives, the Company's DSO began increasing again. In response, management intensified its efforts on the aforementioned initiatives and added new initiatives for the purpose of significantly lowering the DSO by December 31, 1997.

      In the fourth quarter of 1997, management evaluated the initiatives' overall effect and concluded that, while helpful in improving certain processes, they had not had any significant impact on improving the Company's cash collections on aged receivables. In recognition of the Company's inability to enhance collections on a sustained basis, an increase in the allowance for doubtful accounts was considered necessary by management.

      The Company also recorded pretax charges in the fourth quarter of $22.7 million, related primarily to the downsizing of its Long Island, New York facility and the future consolidation into its Raritan, New Jersey facility.

     In connection with the aforementioned fourth quarter charges, the Company has successfully negotiated an amendment to the Amended and Restated Credit Agreement, covering both long-term and revolving credit, of certain covenants contained in the agreement. The amendment excludes the charges from interest coverage and leverage ratio calculations applicable to the quarters ended December 31, 1997 through September 30, 1998. The amendment also excludes the charges from certain other covenant calculations applicable to the quarter ending December 31, 1997 and all quarterly periods thereafter.

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

      The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company.

      The Company believes that in 1997 approximately 57% of the clinical testing revenues in the United States were derived by hospital-based laboratories, approximately 13% were derived by physicians in their offices and laboratories and approximately 30% were derived by independent clinical laboratories. The Health Care Financing Administration ("HCFA") of HHS has estimated that in 1997 there were over 5,000 independent clinical laboratories in the United States.

EFFECT OF MARKET CHANGES ON THE CLINICAL LABORATORY BUSINESS

      Many market-based changes in the clinical laboratory business have occurred, most involving the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care organizations typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. Such discounts have resulted in price erosion and have negatively impacted the Company's operating margins. In addition, managed care organizations have used capitated payment contracts in an attempt to promote more efficient use of laboratory testing services. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts also shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 1997 such contracts accounted for approximately $88.8 million in net sales. The increase in managed care has also resulted in declines in the utilization of laboratory testing services.

     In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally serves indigent patients) and insurers have increased their effort to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreasing test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the
Medicare fee schedules in conjunction with certain budgetary bills. The Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well.

      The Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including primarily: an expanded base of scientific knowledge which has led to the development of more sophisticated specialized tests and increased the awareness of physicians of the value of clinical laboratory testing as a cost-effective means of prevention, early detection of disease and monitoring of treatment. Additional factors which may lead to future volume growth include: an increase in the number and types of tests which are, due to advances in technology and increased cost efficiencies, readily available on a more affordable basis to physicians; expanded substance-abuse testing by corporations and governmental agencies; increased testing for sexually transmitted diseases such as AIDS; and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payors, particularly managed care organizations.

LABORATORY TESTING OPERATIONS AND SERVICES

      The Company has 25 major laboratories, and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories. A "branch" is a central office which collects specimens in a region for shipment to one of the Company's laboratories for testing. Test results can be printed at a branch and conveniently delivered to the client. A branch also is used as a base for sales staff. A "patient service center" generally is a facility maintained by the Company to serve the physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers also function as "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. The Company processed an average of approximately 237,000 patient specimens per day in 1997. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information.

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

      The Company performs this core group of routine tests in each of its 25 major regional laboratories, which constitutes a majority of the testing performed by the Company. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

      SPECIALTY AND NICHE TESTING

      While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized in nature. Certain types of unique testing capabilities and/or client requirements have been developed into specialty or niche businesses by the Company which have become a primary growth strategy for the Company. In general, the specialty and niche businesses are designed to serve two market segments: (i) markets which are not served by the routine clinical testing laboratory and therefore are subject to less stringent regulatory and reimbursement constraints; and (ii) markets which are served by the routine testing laboratory and offer the possibility of adding related services from the same supplier. The Company's research and development group continually seeks new and improved technologies for early diagnosis. For example, the Company's Center for Molecular Biology and Pathology is a leader in molecular diagnostics and polymerase chain reaction technologies which are often able to provide earlier and more reliable information regarding HIV, genetic diseases, cancer and many other viral and bacterial diseases. Management believes these technologies may represent a significant savings to managed care organizations by increasing the detection of early stage (treatable) diseases. The following are specialty and niche businesses in which the Company offers testing and related services:

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

   OCCUPATIONAL TESTING SERVICES. The Company provides urinalysis testing for the detection of drugs of abuse for private and government customers, and also provides blood testing services for the detection of drug abuse and alcohol. These testing services are designed to produce "forensic" quality test results that satisfy the rigorous requirements for admissibility as evidence in legal proceedings. The Company also provides other analytical testing and a variety of management support services.

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

CLIENTS

      The Company provides testing services to a broad range of health care providers. During the year ended December 31, 1997, no client or group of clients under the same contract accounted for more than two percent of the
Company's  net  sales.   The primary client groups  serviced  by  the  Company
include:

     INDEPENDENT PHYSICIANS AND PHYSICIAN GROUPS

     Physicians requiring testing for their patients who are unaffiliated with a managed care plan are one of the Company's primary sources of testing services. Fees for clinical laboratory testing services rendered for these physicians are billed either to the physician, to the patient or the patient's third party payor such as insurance companies, Medicare and Medicaid. Billings are typically on a fee-for-service basis. If the billings are to the physician, they are based on the wholesale or customer fee schedule and subject to negotiation. Otherwise, the patient is billed at the laboratory's retail or patient fee schedule and subject to third party payor limitations and negotiation by physicians on behalf of their patients. Medicare and Medicaid billings are based on government-set fee schedules.

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

      HMOS AND OTHER MANAGED CARE GROUPS

      The Company serves HMOs and other managed care organizations. These medical service providers typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. Testing is frequently reimbursed on a capitated basis for managed care organizations. Under a capitated payment contract, the Company agrees to cover all laboratory tests during a given month for which the managed care organization agrees to pay a flat monthly fee for each covered member. The tests covered under agreements of this type are negotiated for each contract, but usually include routine tests and exclude highly specialized tests. Many of the national and large regional managed care organizations prefer to use large independent clinical labs such as the Company because they can service them on a national basis.

      OTHER INSTITUTIONS

      The Company serves other institutions, including governmental agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company's testing capabilities. The institutions typically pay on a negotiated or bid fee-for-service basis.

PAYORS

      Most testing services are billed to a party other than the "client" that ordered the test. In addition, tests performed by a single physician may be billed to different payors depending on the medical benefits of a particular patient. Payors other than the direct patient, include, among others, insurance companies, managed care organizations, Medicare and Medicaid. Based on the year ended December 31, 1997 billings to the Company's respective payors based on the total volume of accessions are as follows:

                         Accession Volume as a %       Revenue
                               of Total                  per
                                 1997                  Accession
                         -----------------------       ---------
Private Patients                 3  -   5%             $65 - 75
Medicare,  Medicaid  and
Insurance                       20  -  25%             $25 - 35
Commercial Clients              45  -  50%             $15 - 25
Managed Care                    25  -  30%             $10 - 30

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

      An important advantage the Company offers to its clients is the flexibility of the Company's information systems used for contract management services. In addition to the ability to be customized for a particular user's needs, the Company's information systems also interface with several hospital and clinic systems, giving the user more efficient and effective information flow.

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

      One of the Company's primary growth strategies is to develop an increasing number of hospital alliances. These alliances can take several different forms including laboratory management contracts, discussed above, reference agreements and joint ventures. As hospitals continue to be impacted by decreasing fee schedules from third party payors and managed care organizations, the Company believes that they will seek the most cost-effective laboratory services for their patients. Management believes the Company's economies of scale as well as its delivery system will enable it to assist the hospital in achieving its goals. These alliances are generally more profitable than the Company's core business due to the specialized nature of many of the testing services offered in the alliance program. In 1997, the Company added 48 alliance agreements with hospitals, physician groups and other health care provider organizations representing approximately $25 million of annual sales.

SALES AND MARKETING AND CLIENT SERVICE

      The Company offers its services through a combination of direct sales generalists and specialists. Sales generalists market the mainstream or traditional routine laboratory services primarily to physicians, while specialists concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as identity testing or genetic testing. Specialist positions are established when an in-depth level of expertise is necessary to effectively offer the specialized services. When the need arises, specialists and generalists work cooperatively to address specific opportunities. At December 31, 1997, the Company employed approximately 247 generalists and 87 specialists. The Company's sales generalists and specialists are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are primarily based upon the individual's productivity in generating new business for the Company.

     The Company also employs customer service associates ("CSAs") to interact with clients on an ongoing basis. CSAs monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client's regular point of contact with the Company. At December 31, 1997, the Company employed approximately 370 CSAs. CSAs are compensated with a combination of salaries and bonuses commensurate with each individual's qualifications and responsibilities.

      The Company believes that the clinical laboratory service business is shifting away from the traditional direct sales structure and into one in which the purchasing decisions for laboratory services are increasingly made by managed care organizations, insurance plans, employers and increasingly by patients themselves. In view of these changes, the Company has adapted its sales and marketing structure to more appropriately address the new opportunities. For example, the Company has expanded its specialist sales positions in both its primary business and its niche businesses in order to maximize the Company's competitive strengths of advanced technology and marketing focus.

      The  Company  competes  primarily on the basis of  the  quality  of  its testing, reporting and information systems, its reputation in the medical community, the pricing of its services and its ability to employ qualified personnel. As a result of the required focus on the consolidation process related to the Merger, however, the Company believes that its level of client service has been negatively impacted. Therefore, in 1998, with the consolidation process substantially completed, one of the Company's goals is to improve client service. An important factor in improving client service includes the Company's initiatives to improve its billing process. See "-Billing."

INFORMATION SYSTEMS

      The Company has developed and implemented management information systems to monitor operations and control costs. All financial functions are centralized in Burlington, North Carolina including purchasing and accounting. Management believes this provides greater control over spending as well as increased supervision and monitoring of results of operations.

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

      In 1997, information systems activities have been focused on selection and consolidation of the Company's multiple laboratory and billing systems to standardized laboratory testing and billing systems. The Company has also been focused on the establishment of regional data centers to handle all of the information processing needs of the Company. The Company believes that it can benefit from the conversion of its multiple billing systems into a centralized system. Implementation of the billing systems conversion was begun in 1997 and is expected to be completed over the next two to three years. During 1997, the Company capitalized approximately $8.0 million in information systems development and implementation costs related to billing systems. The Company anticipates capitalizing an additional $11.0 million in such development and implementation costs during 1998.

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

      Although there can be no assurance of success, the Company has recently developed a number of initiatives to address the complexity of the billing process and to improve collection rates. These initiatives include: reorganization of departments to allow for more focus on specific issues; retention of management consultants to assess the situation and assist in re-engineering the billing process; establishment of a project group to address inaccurate and missing billing information captured when the specimen is received; addition of staff in each operating division to train field personnel in billing matters and to review and approve contracts with third-party payors to ensure that contracts can be properly billed; and training of clients related to limited coverage tests and the importance of providing diagnosis codes pertaining to such tests. Additionally, the Company believes that it can benefit from the conversion of its multiple billing systems into a centralized system.

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

      The CAP accreditation program involves both on-site inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory is accredited by the CAP. The CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. The CAP has been accredited by HCFA to inspect clinical laboratories to determine adherence to the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (collectively, as amended, "CLIA") standards. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. All of the Company's major laboratories are accredited by the CAP.

COMPETITION

      The clinical laboratory business is intensely competitive. The Company believes that in 1997 the entire United States clinical laboratory testing industry had revenues exceeding $36 billion; approximately 57% of such revenues were attributable to hospital-affiliated laboratories, approximately 30% were attributable to independent clinical laboratories and approximately
13% were attributable to physicians in their offices and laboratories. As recently as 1993, there were seven laboratories that provided clinical laboratory testing services on a national basis: NHL, RBL, Quest Diagnostics Incorporated, formerly known as Corning Clinical Laboratories ("Quest"), SmithKline Beecham Clinical Laboratories, Inc. ("SmithKline"), Damon Corporation, Allied and Nichols Institute. Apart from the Merger and the Allied Acquisition, Quest acquired Nichols Institute in August 1994 and Damon Corporation in August 1993. In addition, in the last several years a number of large regional laboratories have been acquired by national clinical laboratories. There are presently three national independent clinical laboratories: the Company; Quest, which had approximately $1.5 billion in revenues from clinical laboratory testing in 1997; and SmithKline, which had approximately $1.2 billion in revenues from clinical laboratory testing in 1997.

      In addition to the two other national clinical laboratories, the Company competes on a regional basis with many smaller regional independent clinical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that the following factors, among others, are often used by health care providers in selecting a laboratory: (i) pricing of the laboratory's test services; (ii) accuracy, timeliness and consistency in reporting test results; (iii) number and type of tests performed; (iv) service capability and convenience offered by the laboratory; and (v) its reputation in the medical community. The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies to improve its competitive position. See "-Clients" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

EMPLOYEES

      At December 31, 1997, the Company employed approximately 18,600 people. These include approximately 17,800 full-time employees and approximately 800 part-time employees. A subsidiary of the Company has one collective bargaining agreement which covers approximately 38 employees. The Company believes that its overall relations with its employees are good.

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

      REGULATION AFFECTING REIMBURSEMENT OF CLINICAL LABORATORY SERVICES

      Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Laboratories bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount for clinical laboratory services furnished to Medicaid recipients. In 1997 and 1996, the Company derived approximately 20% and 23%, respectively, of its net sales from tests performed for beneficiaries of Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs because clients often want a single laboratory to perform all of their testing services. Since 1984, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. In 1993, pursuant to provisions in the Omnibus Budget and Reconciliation Act of 1993 ("OBRA `93"), Congress reduced, effective January 1, 1994, the Medicare national limitations from 88% of the 1984 national median to 76% of the 1984 national median, which reductions were implemented on a phased-in basis from 1994 through 1996 (to 84% in 1994, 80% in 1995 and 76% in 1996). The 1996 reduction to 76% was implemented as scheduled on January 1, 1996. OBRA `93 also eliminated the provision for annual fee schedule increases based upon the Consumer Price Index for 1994 and 1995. These reductions were partially offset, however, by annual Consumer Price Index fee schedule increases of 3.2% and 2.7% in 1996 and 1997, respectively. In early August, Congress passed and the President signed the Balanced Budget Act of 1997 ("BBA"), which includes a provision that reduces, effective January 1, 1998, the Medicare national limitations from 76% of the 1984 national median to 74% of the 1984 national median. An additional provision in the BBA freezes the Consumer Price Index update for five years. Because a significant portion of the Company's costs are relatively fixed, these Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if additional Medicare reductions will be implemented.

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

      Future changes in Federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on the Company. However, based on currently available information, the Company is unable to predict what type of legislation, if any, will be enacted into law.

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

     According to the 1995 work plan of the OIG, the Office of Civil Fraud and Administrative Adjudication ("OCFAA") will be responsible for protecting the government-funded health care programs and deterring fraudulent conduct by health care providers through the negotiation and imposition of civil monetary penalties, assessments and program exclusions. The OCFAA works very closely with the Department of Justice, the Office of General Counsel and the OIG investigative and audit offices in combating fraud and abuse. In addition, the OIG has stated in its 1995 work plan that it will determine the extent to which laboratories supply physicians' offices with phlebotomists (blood-drawing technicians), offer management services or medical waste pick-up to physicians, provide training to physicians or engage in other financial arrangements with purchasers of laboratories' services. The OIG will assess the potential benefits of such arrangements as well as the extent to which such arrangements might be unlawful.

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

      ENVIRONMENTAL AND OCCUPATIONAL SAFETY

      The Company is subject to licensing and regulation under Federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All Company laboratories are subject to applicable Federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company utilizes outside vendors for disposal of such specimens. In addition, the Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. Although the Company is not aware of any current material non-compliance with such Federal, state and local laws and regulations, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

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

      1996 GOVERNMENT SETTLEMENT

      In August 1993, RBL and Allied each received a subpoena from the OIG requesting documents and information concerning pricing and billing practices. In September 1993, NHL received a subpoena from the OIG which required NHL to provide documents to the OIG concerning its regulatory compliance procedures. Among other things, the OIG subpoena received by RBL and Allied called for the production of documents regarding 14 blood chemistry tests which were being or had been performed by certain independent clinical laboratories in conjunction with automated chemistry profiles and which were being or had been billed separately to Medicare or Medicaid. An automated chemistry profile is a grouping of tests that can be performed together on a single specimen and that Medicare and Medicaid pay under the Medicare fee schedule. The government's investigations covered billings for tests performed by NHL, RBL and Allied from 1988 to 1994. These tests were deemed by regulators to be medically unnecessary. The investigations were part of a broad-based federal inquiry into Medicare and related billings that have resulted in financial settlements with a number of other clinical laboratories. The inquiries have also prompted the imposition of more stringent regulatory compliance requirements industry-wide. In November 1996, the Company agreed to enter into a comprehensive Corporate Integrity Agreement and to pay $182 million to settle civil claims involving Medicare and related government billings for tests performed by NHL, RBL and Allied (the "1996 Government Settlement"). These claims arose out of the government's contention that laboratories offering profiles containing certain test combinations had the obligation to notify ordering physicians how much would be billed to the government for each test performed for a patient whose tests are paid by Medicare, Medicaid or other government agency. The government contended claims submitted for tests ordered by physicians and performed by the laboratories were improper. The
Company settled these allegations without an admission of fault. The Corporate Integrity Agreement, among other things, requires that detailed notifications be made to physicians. In addition, as part of the overall settlement, a San Diego laboratory that was formerly part of Allied agreed to plead guilty to a charge of filing a false claim with Medicare and Medicaid in 1991 and to pay $5 million to the Federal government. The assets of the San Diego laboratory were sold by Allied in 1992, two years before the Allied Acquisition. As is customary with asset sales, Allied retained the liability for conduct preceding the sale - a liability the Company later succeeded to, following the Allied Acquisition and Merger. As a result of negotiations related to the 1996 Government Settlement, the Company recorded a charge of $185 million in the third quarter of 1996 (the "Settlement Charge") to increase reserves for the 1996 Government Settlement described above and other related expenses of government and private claims resulting therefrom.

     Pursuant to the 1996 Government Settlement, the Company paid $187 million in December 1996 (the "Settlement Payment"). The Settlement Payment was paid from the proceeds of a $187 million loan made by Roche to the Company in December 1996. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     The Company is involved in litigation which purports to be a class action brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 Government Settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. However, no amount of damages has been specified at this time and, with the exception of the above, no settlement discussions have taken place. The Company is carefully evaluating these claims, however, due to the early stage of the claims, the ultimate outcome of these claims cannot presently be predicted.

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

COMPLIANCE PROGRAM

      Because of evolving interpretations of regulations and the national debate over health care, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant factor throughout the clinical laboratory industry. The Company has implemented a comprehensive company-wide compliance program. The objective of the program is to develop, implement and update as necessary reliable compliance safeguards. Emphasis is placed on developing training programs for personnel to attempt to assure the strict implementation of all rules and regulations. Further, in-depth reviews of procedures, personnel and facilities are conducted to assure regulatory compliance throughout the Company. Such sharpened focus on regulatory standards and procedures will continue to be a priority for the Company in the future.

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

ITEM 2.   PROPERTIES

      The following table summarizes certain information as to the Company's principal operating and administrative facilities as of December 31, 1997.
                               APPROXIMATE
                                  AREA                     NATURE OF
  Location                   (IN SQUARE FEET)              OCCUPANCY
---------------------        ----------------         --------------------

Operating Facilities:
Birmingham, Alabama               100,000             Lease expires 2005
Phoenix, Arizona                   43,000             Lease expires 2001;
                                                        one 5 year renewal
                                                        option
San Diego, California              54,000             Lease expires 2007
Denver, Colorado                   20,000             Lease expires 2001;
                                                        two 5 year renewal
                                                        options
Tampa, Florida                     95,000             Lease expires 2009;
                                                        one 5 year renewal
                                                        option
Chicago, Illinois                  40,000             Lease expires 2003;
                                                        two 5 year renewal
                                                        options
Louisville, Kentucky               60,000             Lease expires 2002;
                                                        three 5 year
                                                        renewal options
Detroit, Michigan                  32,000             Lease expires 2004;
                                                        two 5 year renewal
                                                        options
Kansas City, Missouri              78,000             Owned
Reno, Nevada                       16,000             Owned
                                   14,000             Lease expires 1999;
                                                        2 year renewal options
Raritan, New Jersey               186,000             Owned
Uniondale, New York               108,000             Lease expires 2007;
                                                        two 5 year renewal
                                                        options
Burlington, North Carolina        275,000             Owned
Charlotte, North Carolina          25,000             Lease expires 1998;
                                                        three 1 year renewal
                                                        options
Research Triangle Park,            71,000             Lease expires 2008,three
  North Carolina                                        5 year renewal options
                                  101,000             Lease   expires   2011;
                                                        three 5 year renewal
                                                        options
Winston-Salem,                     10,000             Lease expires 2009; one
  North Carolina                                        5 year renewal option
Dublin, Ohio                       82,000             Owned
Memphis, Tennessee                 30,000             Lease expires 1999; one
                                                        5 year renewal option
Dallas, Texas                      54,000             Lease expires 2004; one
                                                        5 year renewal option
Houston, Texas                     70,000             Lease expires 2012;two
                                                        5 year renewal options
San Antonio, Texas                 44,000             Lease expires 2004; one
                                                        5 year renewal option
Salt Lake City, Utah               20,000             Lease expires 2002; two
                                                        5 year renewal options
Chesapeake, Virginia               21,000             Lease expires 2002; two
                                                        5 year renewal options
Herndon, Virginia                  64,000             Leases expire 1999,2004;
                                                        one 5 year renewal
                                                        option
Richmond, Virginia                 57,000             Lease Expires 2001; one
                                                        5 year renewal option
Seattle, Washington                42,000             Lease expires 1998; two
                                                        5 year renewal options
Fairmont, West Virginia            25,000             Lease expires 2005;three
                                                        5 year renewal options
Administrative facilities:
  Burlington, North Carolina      164,000             Owned
                                  198,000             Leases expire 1998-
                                                        2008;various options
                                                        to purchase or renew

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

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in litigation which purports to be a class action brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 Government Settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. However, no amount of damages has been specified at this time and, with the exception of the above, no settlement discussions have taken place. The Company is carefully evaluating these claims, however, due to the early stage of the claims, the ultimate outcome of these claims cannot presently be predicted.

      The Company is also involved in certain claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

                                              High           Low
                                             ------         ------
1996
  First Quarter                              9  3/8         7 1/4
  Second Quarter                             9              7 3/8
  Third Quarter                              7  5/8         3 1/4
  Fourth Quarter                             3  7/8         2 3/8

                                              High           Low
                                             ------         ------
1997
  First Quarter                              4              2 1/2
  Second Quarter                             3  7/8         2 3/8
  Third Quarter                              2  3/4         2 1/2
  Fourth Quarter                             2  7/8         1 1/4


                                              High           Low
                                             ------         ------
1998
  First Quarter (through March 13, 1998)     2 3/16         1 9/16

      On March 13, 1998 there were 937 holders of record of the Common Stock.

      The Company, in connection with the Allied Acquisition in 1994, discontinued its dividend payments for the foreseeable future in order to increase its flexibility with respect to its acquisition strategy. In addition, the Company's credit agreement, as amended, places certain restrictions, as defined in the credit agreement, on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the year ended December 31, 1997 are derived from consolidated financial statements of the Company, which have been audited by Price Waterhouse LLP, independent accountants. The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years in the four-year period ended December 31, 1996 are derived from consolidated financial statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent accountants. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.


                                                YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------
                                     1997        1996        1995  (a)      1994  (b)   1993
                                   --------    --------     -------       --------    --------
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
 Net  sales                        $1,519.0     $1,607.7     $1,432.0      $  872.5    $  760.5
 Gross profit                         438.5        423.8        407.7         275.5       316.0
 Operating income (loss)              (92.0)(h)   (118.8)(c)     67.2(d)      109.9       185.5
 Earnings (loss) before
  extraordinary loss                 (106.9)      (153.5)        (4.0)         30.1       112.7
 Extraordinary loss                      --           --         (8.3)(e)        --          --
                                    -------      -------      -------       -------     -------
 Net earnings (loss)               $ (106.9)    $ (153.5)    $  (12.3)     $   30.1    $  112.7
                                    =======      =======      =======       =======     =======

 Earnings (loss) per common share
  before extraordinary loss        $  (1.06)    $  (1.25)    $  (0.03)     $   0.36    $   1.26
 Extraordinary loss per common
  share                                  --           --        (0.08)           --          --
                                    -------      -------      -------       -------     -------
 Net earnings (loss) per common
  share                            $  (1.06)    $  (1.25)    $  (0.11)     $   0.36    $   1.26
                                    =======      =======      =======       =======     =======

 Dividends per common share        $     --     $     --     $     --      $   0.08    $   0.32
 Weighted average common shares
  outstanding (in thousands)        123,241      122,920      110,579        84,754      89,439
 Ratio of earnings to combined
  fixed charges and preferred
  stock dividends (i)                    NM           NM         1.04          2.20       10.16

Balance Sheet Data:
 Cash and cash equivalents         $   23.3     $   29.3     $   16.4      $   26.8    $   12.3
 Intangible assets, net               851.3        891.1        916.7         551.9       281.5
 Total assets                       1,658.5      1,917.0      1,837.2       1,012.7       585.5
 Long-term obligations and
  redeemable preferred stock (f)    1,200.1      1,089.4        948.6         583.0       314.6
 Due to affiliates (g)                  2.2        190.5          0.9            --         0.1
 Total shareholders' equity           129.1        258.1        411.6         166.0       140.8

[FN]
(a) In April 1995, the Company completed the Merger. RBL's results of operations have been included in the Company's results of operations since April 28, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" and Note 2 of the Notes to the Consolidated Financial Statements.

(b) In June 1994, the Company completed the Allied Acquisition. Allied's results of operations have been included in the Company's results of operations since June 23, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

(c) In the second quarter of 1996, the Company recorded certain pre-tax charges of a non-recurring nature including additional charges related to the restructuring of operations following the Merger. The Company recorded a restructuring charge totaling $13.0 million for the shutdown of its La Jolla, California administrative facility and other workforce reductions. In addition, the Company recorded $10.0 million in non-recurring charges in the second quarter of 1996 related to the integration of its operations following the Merger. See Note 3 of the Notes to Consolidated Financial Statements. As a result of negotiations with the OIG and DOJ related to the 1996 Government Settlement, the Company recorded the Settlement Charge of $185.0 million in the third quarter of 1996 to increase accruals for settlements and related expenses of government and private claims resulting from these investigations. See "Regulation and Reimbursement-OIG Investigations-1996 Government Settlement."

(d) In 1995, following the Merger, the Company determined that it would be beneficial to close certain laboratory facilities and eliminate duplicate functions in certain geographic regions where duplicate NHL and RBL facilities or functions existed at the time of the Merger. The Company recorded pre-tax restructuring charges of $65.0 million in connection with these plans. See
Note 3 of the Notes to Consolidated Financial Statements which sets forth the Company's restructuring activities for the years ended December 31, 1997 and 1996. Also in 1995, the Company recorded a pre-tax special charge of $10.0 million in connection with the estimated costs of settling various claims pending against the Company, substantially all of which were billing disputes with various third party payors relating to the contention that NHL improperly included tests for HDL cholesterol and serum ferritin in its basic test profile without clearly offering an alternative profile that did not include these medical tests. As of December 31, 1997, the majority of these disputes have been settled.

(e) In connection with the repayment in 1995 of existing revolving credit and term loan facilities in connection with the Merger, the Company recorded an extraordinary loss of approximately $13.5 million ($8.3 million, net of tax), consisting of the write-off of deferred financing costs, related to the early extinguishment of debt.

(f) Long term obligations include capital lease obligations of $5.8 million, $9.8 million, $9.6 million, $9.8 million and $9.7 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively. Long-term obligations also include the long-term portion of the expected value of future contractual and contingent amounts to be paid to the former principals of acquired laboratories. Such payments are principally based on a percentage of future revenues derived from the acquired customer lists or specified amounts to be paid over a period of time. At December 31, 1997, 1996, 1995, 1994 and 1993, such amounts were $9.6 million, $14.8 million, $14.7 million, $8.5 million, and $15.9 million, respectively. Long term obligations exclude amounts due to affiliates.

(g) In December 1996, Roche loaned $187.0 million to the Company to fund the Settlement Payment in the form of a promissory note. Such note bore interest at a rate of 6.625% per annum and was repaid in June, 1997 with proceeds from the Preferred Stock Offering. The remaining amounts shown represent trade payables to affiliated companies.

(h) During the fourth quarter of 1997 the Company recorded a provision for doubtful accounts of $182.0 million, which was approximately $160.0 million greater than the amount recorded in the fourth quarter of 1996 and a $22.7 million provision for restructuring certain laboratory operations.

(i) For the purpose of calculating the ratio of earnings to combined fixed charges and preferred stock dividends (i) earnings consist of income before provision for income taxes and fixed charges and (ii) fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor. For the years ended December 31, 1997 and 1996, earnings were insufficient to cover fixed charges and preferred stock dividends by $196.8 million and $188.3 million, respectively.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      GENERAL

      The Company grew significantly through 1995, substantially through acquisitions. Prior to April 28, 1995, the Company's name was National Health Laboratories Holdings Inc. ("NHL"). In April 1995, the Company completed the Merger with RBL. In connection with the Merger, the Company issued 61,329,256 shares of Common Stock to HLR and Roche in exchange for all outstanding shares of RBL and $135.7 million in cash. The exchange consideration of approximately $558.0 million for the purchase of RBL consisted of the value of the stock issued to HLR and Roche, as well as other cash costs of the Merger, net of cash received from HLR. In June 1994, the Company acquired Allied for approximately $191.5 million in cash plus the assumption of $24.0 million of Allied indebtedness. The Allied Acquisition and the Merger have been accounted for under the purchase method of accounting; as such, the acquired assets and liabilities were recorded at their estimated fair values on the date of acquisition. Allied's and RBL's results of operations have been included in the Company's results of operations since June 23, 1994 and April 28, 1995, respectively. See Note 2 of the Notes to Consolidated Financial Statements. In addition to the Merger and the Allied Acquisition, since 1993, the Company has acquired a total of 57 small clinical laboratories with aggregate annual sales of approximately $182.4 million.

      Following the Merger in 1995, the Company determined that it would be beneficial to close certain laboratory facilities and eliminate duplicate functions in certain geographic regions where both NHL and RBL facilities or functions existed at the time of the Merger. The Company recorded restructuring charges of $65.0 million in connection with these plans in 1995. In addition, in the second quarter of 1995, the Company recorded an extraordinary loss of $8.3 million, net of taxes, related to early extinguishment of debt related to the Merger. In the second quarter of 1996, the Company recorded certain additional charges related to the restructuring of operations following the Merger. The Company recorded a restructuring charge totaling $13.0 million for the shutdown of its La Jolla, California administrative facility and other workforce reductions and $10.0 million in non-recurring charges related to the integration of its operations following the Merger. During the fourth quarter of 1997, the Company recorded pre-tax charges of $22.7 million, related primarily to the downsizing of its Long Island, New York facility and the future consolidation into its Raritan, New Jersey facility. This amount includes approximately $5.2 million for severance and $12.5 million for the future lease obligation and other facilities related charges. The net workforce reduction as a result of this activity is expected to be approximately 260 employees, primarily in the laboratory's operations. See Note 3 of the Notes to Consolidated Financial Statements. Future cash payments under restructuring plans are expected to be $21.8 million in the year ended December 31, 1998 and $16.8 million thereafter.

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

      Many market-based changes in the clinical laboratory business have occurred, most involving the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care providers typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. Such discounts have resulted in price erosion and have negatively impacted the Company's operating margins. In addition, managed care organizations have used capitated payment contracts in an attempt to promote more efficient use of laboratory testing services. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts also shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. The increase in managed care has also resulted in declines in the utilization of laboratory testing services. For the three years ended December 31, 1997, such contracts accounted for approximately $88.8, $64.5 and $58.8 million in net sales, respectively.

      In addition, Medicare (which principally serves patients 65 and older) and Medicaid (which principally serves indigent patients) and insurers, have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreasing test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the
Medicare fee schedules in conjunction with certain budgetary bills. Any future changes to the Medicare fee schedules cannot be predicted at this time and management, therefore, cannot predict the impact, if any, such proposals, if enacted, would have on the results of operations or financial condition of the Company.

      These market-based factors have had a significant adverse impact on the clinical laboratory industry, and on the Company's profitability. Management expects that price erosion and utilization declines will continue to negatively impact net sales and results of operations for the foreseeable future. The Company has expanded its efforts to improve the profitability of new and existing business. To date this effort has focused primarily on reviewing existing contracts, including those with managed care organizations, and selectively repricing or discontinuing business with existing accounts which perform below Company expectations. In 1997, the Company initiated price increases across most of its business lines, including specialty and niche testing, which have not seen price increases since the Merger. While such increases may adversely affect volumes, the Company believes that such measures, along with other cost reduction programs, will improve its overall profitability. There can be no assurance, however, of the timing or success of such measures or that the Company will not lose market share as a result of these measures. Finally, the Company is reviewing its sales organization and expects to modify its commission structure so that compensation is tied more directly to the profitability of retained and new business instead of the current practice of basing commissions primarily on revenue generated. The Company is also reviewing alternatives relating to regions of the country and certain businesses where profitability is not reaching internal goals and may enter into joint ventures, alliances, or asset swaps with interested parties in order to maximize regional operating efficiencies.

      As a result of the Merger, the Company realized substantial savings in operating costs through the consolidation of certain operations and the elimination of redundant expenses. Such savings have been realized over time as the consolidation process was completed. The realization of the savings was partially offset by increased temporary help and overtime expenses during the consolidation process. In addition, these savings were largely offset by price erosion and utilization declines resulting from the increase in managed care and, to a lesser extent, from increases in other expenses such as bad debt expense as discussed below. The Company is focused on additional initiatives which are expected to achieve incremental cost savings in 1998. These plans include further regional laboratory consolidation, a new agreement with a supplier of telecommunications services and additional supply savings primarily due to changes in supply inventory management procedures. There can be no assurance that the estimated additional cost savings expected to be achieved will be realized or achieved in a timely manner or that improvements, if any, in profitability will be achieved or that such savings will not be offset by increases in other expenses.

IMPACT OF THE YEAR 2000 ISSUE

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      Based on an assessment completed in 1996, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company currently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

      The Company intends to initiate formal communications with all of its significant suppliers and large customers in 1998 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on currently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have material adverse effect on the Company.

      The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project not later than December 31, 1999. The total remaining cost of the Year 2000 project is estimated at approximately $5.0 million and is expected to be funded through operating cash flows. This cost will be expensed as incurred over the next two years and is not expected to have a material effect on the results of operations. To date, the Company has incurred and expensed approximately $2.0 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

      The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996.

    Net sales for 1997 were $1,519.0 million, a decrease of approximately 5.5% from $1,607.7 million reported in the comparable 1996 period. Sales declined approximately 6.5% as a result of lower testing volume, which is a result of industry-wide trends as well as the Company's program of selectively eliminating unprofitable accounts and carefully evaluating the acceptability of new business. The decline in sales resulting from volume declines was partially offset by an increase in price per accession of approximately 1.0% from the comparable 1996 period. The increase in the price per accession was a direct result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts that do not meet Company profitability targets and other pricing initiatives discussed in the "General" section above.

    Cost of sales, which includes primarily laboratory and distribution costs, was $1,080.5 million for 1997 compared to $1,183.9 million in the corresponding 1996 period, a decrease of 8.7%. Cost of sales decreased approximately $76.1 million due to the decrease in volume, approximately $21.3 million due to a decrease in salaries and benefits and approximately $13.8 million primarily relating to data processing supplies, request forms and freight expense as a result of the Company's cost reduction programs and lower volume. These decreases were partially offset by an increase in salaries due to scheduled salary increases and supply costs resulting primarily from an increase in volume in the Company's specialty and niche testing areas. Cost of sales as a percentage of net sales was 71.1% for 1997 and 73.6% in the corresponding 1996 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

     Selling, general and administrative expenses increased to $477.2 million in 1997 from $305.0 million in the same period in 1996 representing an increase of $172.2 million or 56.5%. The increase in 1997 was partially offset by decreases in telephone and insurance categories aggregating approximately $33.4 million. During the fourth quarter of 1997, the Company recorded a provision for doubtful accounts of $182.0 million, which was approximately $160.0 million greater than the amount recorded in the fourth quarter of 1996. This charge was made to increase the allowance for doubtful accounts to a level that management believes is appropriate to reduce its accounts receivable to the net amount that management believes will ultimately be collected.

      Selling, general and administrative expenses were 31.4% and 19.0% as a percentage of net sales in 1997 and 1996, respectively. The increase in the selling, general and administrative percentage primarily resulted from increased employee and consulting expenses related to billing and collection activities and the increases in the provision for doubtful accounts discussed above and, to a lesser extent, from a reduction in net sales due to utilization declines, which provided little corresponding reduction in costs.

    The Company has experienced a deterioration in the timeliness of cash collections and a corresponding increase in accounts receivable. The primary causes of this situation are the increased medical necessity and related diagnosis code requirements from third-party payors and the complexities in the billing process (data capture) arising from changing requirements of private insurance companies (managed care). Management previously believed that this deterioration in the timeliness of cash collections would not have any significant impact on the ultimate collectability of the receivables.

    In late 1996, to address the deteriorating cash collections, management developed various short-term improvement projects ("initiatives") that it anticipated would improve the timeliness of collections by the end of 1997. Initially, it appeared that these initiatives were having a positive impact, as the growth in the Company's Days' Sales Outstanding (DSO) stabilized in the first and second quarters of 1997. However, during the third quarter of 1997, despite continuing focused efforts on the initiatives, the Company's DSO began increasing again. In response, management intensified its efforts on the aforementioned initiatives and added new initiatives for the purpose of significantly lowering the DSO by December 31, 1997.

      In the fourth quarter of 1997, management evaluated the initiatives' overall effect and concluded that, while helpful in improving certain processes, they had not had any significant impact on improving the Company's cash collections on aged receivables. In recognition of the Company's inability to enhance collections on a sustained basis, an increase in the allowance for doubtful accounts was considered necessary by management.

      The Company also recorded pre-tax charges in the fourth quarter of 1997 of $22.7 million, related primarily to the downsizing of its Long Island, New York facility and the future consolidation into its Raritan, New Jersey facility.

      In the second quarter of 1996, the Company recorded additional pre-tax charges related to the restructuring of operations. The Company recorded a restructuring charge totaling $13.0 million for the shutdown of its La Jolla, California administrative facility and other workforce reductions. In addition, the Company recorded $10.0 million of non-recurring charges in the second quarter of 1996 related to the abandonment of certain data processing systems, relocation of its principal drug testing facility and various other items, including the write-off of certain laboratory testing supplies related to changes in testing methodologies designed to increase efficiency.

      As a result of negotiations related to the 1996 Government Settlement, the Company recorded the Settlement Charge of $185.0 million in the third quarter of 1996 to increase reserves for the 1996 Government Settlement described above.

      Net interest expense was $69.3 million in 1997 compared to $69.5 million in 1996. See "Liquidity and Capital Resources."

      As a result of the bad debt and restructuring and non-recurring charges taken in 1997 and 1996, the provision for income taxes is not comparable between periods. However, before charges, the Company's effective income tax rate in 1997 increased from 1996 as a result of net loss carry back limitations.

      At December 31, 1997, the Company had net deferred tax assets of $77.7 million in its consolidated balance sheet. These net assets included gross deferred tax liabilities of $65.3 million and a valuation allowance of $42.0 million. This compares to a deferred tax asset of $27.5 million, net of gross deferred tax liabilities of $82.4 million and a valuation allowance of $32.0 million as of December 31, 1996. The Company believes that it is more likely than not that the results of future operations and carry back availability will generate sufficient taxable income to realize the remaining deferred tax assets.

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

      Cost of sales, which includes primarily laboratory and distribution costs, increased to $1,183.9 million in 1996 from $1,024.3 million in 1995. Of the $159.6 million increase, approximately $181.9 million or 17.8% was due to the inclusion of the cost of sales of RBL. Cost of sales increased (i)
approximately $23.8 million as a result of wage increases prior to the implementation of a six-month deferral on wage rate increases implemented on July 1, 1996; (ii) approximately $5.0 million as a result of higher overtime and temporary employee expenses related to the acceleration of the Company's synergy program and other operational factors; (iii) approximately $7.5 million due to higher depreciation and maintenance of lab equipment as a result of the Company's purchase in 1996 of more sophisticated equipment to improve efficiency; and (iv) approximately $8.0 million in outside collection and reference testing fees. These increases were partially offset by decreases due to lower volume of approximately $14.7 million. Additional decreases in salaries and benefits of $49.5 million and several other expense categories aggregating approximately $2.4 million were primarily a result of the Company's synergy and cost reduction programs. Cost of sales as a percentage of net sales was 73.6% in 1996 and 71.5% in 1995. The increase in the cost of sales percentage of net sales primarily resulted from a reduction in net sales due to price erosion and utilization declines, each of which provided little corresponding reduction in costs, and, to a lesser extent, due to severe weather in January and February of 1996 and a reduction in Medicare fee schedules.

      Selling, general and administrative expenses increased to $305.0 million in 1996 from $238.5 million in the same period in 1995, representing an increase of $66.5 million or 27.9%. The inclusion of the selling, general and administrative expenses of RBL since April 28, 1995 increased expenses by approximately $36.5 million or 15.3%. Increases in salaries, overtime and temporary employee expenses, primarily related to billing issues, and related telephone and data processing costs, aggregated approximately $24.8 million. Also, increased medical necessity and related diagnosis code requirements of third-party payors placed on the Company in late 1995 and additional requirements placed on the Company at the beginning of 1996 have resulted in lower collection rates. As a result the provision for doubtful accounts for 1996 increased approximately $16.7 million, including a charge of $10.0 million in the second quarter of 1996 compared to 1995 which included a $15.0 million charge in the fourth quarter of 1995. The 1995 charge was necessitated by the deterioration in the Company's accounts receivable collection rates in the fourth quarter of 1995 primarily due to the effect of increased medical necessity and diagnosis code requirements of third party payors placed on the Company in the second half of 1995. Additional such requirements were placed on the Company at the beginning of 1996, which resulted in a further deterioration in accounts receivable collection rates in the second quarter of 1996. As a result of this further deterioration, the Company recorded the charge of $10.0 million in the second quarter of 1996. In addition, the Company increased its monthly provision for doubtful accounts beginning in the third quarter of 1996 as a result of continued lower collection rates. These increases were partially offset by decreases in legal expenses, excluding settlement expenses, insurance and several other expense categories aggregating approximately $1.9 million. Selling, general and administrative expenses were 19.0% and 16.7% as a percentage of net sales in 1996 and 1995, respectively. The increase in the selling, general and administrative percentage primarily resulted from increased employee expenses related to billing and collection activities and the increases in the provision for doubtful accounts discussed above and, to a lesser extent, from a reduction in net sales due to price erosion and utilization declines, each of which provided little corresponding reduction in costs.

      In the second quarter of 1996, the Company recorded certain pre-tax charges of a non-recurring nature, including additional charges related to the restructuring of operations. The Company recorded a restructuring charge totaling $13.0 million for the shutdown of its La Jolla, California administrative facility and other workforce reductions. In addition, the Company recorded $10.0 million of non-recurring charges in the second quarter of 1996 related to the abandonment of certain data processing systems, relocation of its principal drug testing facility and various other items, including the write-off of certain laboratory testing supplies related to changes in testing methodologies to increase efficiency.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by (used for)operating activities was $144.4 million, $(174.5) million and $51.1 million, in 1997, 1996 and 1995, respectively. The increase in cash flow from operations in 1997 primarily resulted from an income tax refund, decreases in accounts receivable and the fact that the 1996 cash flows from operations were negatively impacted by the payment of $187.0 million for the 1996 Government Settlement.

      Capital expenditures were $34.5 million, $69.9 million and $87.3 million for 1997, 1996 and 1995, respectively. The Company expects capital expenditures to be approximately $70.0 million in 1998 and $72.5 million in 1999 to improve billing systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's credit facilities.

    The Company has experienced a deterioration in the timeliness of cash collections and a corresponding increase in accounts receivable. The primary causes of this situation are the increased medical necessity and related diagnosis code requirements from third-party payors and the complexities in the billing process (data capture) arising from changing requirements of private insurance companies (managed care). Management previously believed that this deterioration in the timeliness of cash collections would not have any significant impact on the ultimate collectability of the receivables.

     In late 1996, to address the deteriorating cash collections, management developed various short-term improvement projects ("initiatives") that it anticipated would improve the timeliness of collections by the end of 1997. Initially, it appeared that these initiatives were having a positive impact, as the growth in the Company's Days' Sales Outstanding (DSO) stabilized in the first and second quarters of 1997. However, during the third quarter of 1997, despite continuing focused efforts on the initiatives, the Company's DSO began increasing again. In response, management intensified its efforts on the aforementioned initiatives and added new initiatives for the purpose of significantly lowering the DSO. There can be no assurance of the success of the Company's plans to improve collections. However, the Company expects accounts receivable balances to stabilize and possibly decline in the future.

     On May 19, 1997 the Board of Directors of the Company declared a dividend of 10,000,000 transferable subscription rights which were then issued pro rata to holders of its common stock on May 29, 1997 entitling them to purchase up to an aggregate of $500.0 million of convertible preferred stock issuable in two series at a subscription price of $50 per share. The subscription period ended on June 16, 1997. On that date, rights were exercised to purchase 4,363,202 shares of Series A 8 1/2% Convertible Exchangeable Preferred Stock ("Series A") and 5,636,798 shares of Series B 8 1/2% Convertible Pay-in-Kind Preferred Stock, ("Series B"), each at a subscription price of $50 per share. Roche exercised its basic subscription privilege in full for 4,988,751 shares of Series B and other rights holders purchased the remaining 5,011,249 shares.

      In connection with the Merger, the Company entered into a credit agreement with the banks named therein and an administrative agent (the "Existing Credit Agreement"), which made available to the Company a term loan facility (the "Term Loan Facility") of $800.0 million and a revolving credit facility (the "Revolving Credit Facility") of $450.0 million.

     In March 1997, the Company entered into an amended credit agreement which became effective upon completion of the Preferred Stock Offering following satisfaction of certain conditions precedent (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement made available to the Company senior unsecured credit facilities in the form of an amended term loan Facility of $693.8 million and an amended revolving credit facility of $450.0 million (the "Amended Term Loan Facility" and "Amended Revolving Credit Facility," respectively).

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

      Under the Amended and Restated Credit Agreement, maturities under the Amended Term Loan Facility, after the payment of $50.0 million from proceeds of the Preferred Stock Offering, aggregate $46.4 million in 1999, $92.8 million in 2000, $139.2 million in 2001 through 2003 and $87.0 million in 2004.

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

      The Amended and Restated Credit Agreement contains financial covenants with respect to a leverage ratio, an interest coverage ratio, minimum shareholders' equity and excess cash flow. A portion of the proceeds of the Preferred Stock Offering were used to repay approximately $50.0 million under the Amended Term Loan Facility and $242.0 million under the Amended Revolving Credit Facility.

      Effective December 31, 1997, the Company negotiated an amendment to the Amended and Restated Credit Agreement, covering both long-term and revolving credit, of certain covenants contained in the agreement. The amendment excludes certain actual expenses incurred during the fourth quarter of 1997 from interest coverage and leverage ratio calculations applicable to the quarters ended December 31, 1997 through September 30, 1998. The amendment also excludes these expenses from certain other covenant calculations applicable to the quarter ending December 31, 1997 and all quarterly periods thereafter.

     Borrowings under the Amended Revolving Credit Facility were $40.0 million as of December 31, 1997 in addition to $26.1 million of letters of credit which encumbered the facility as of December 31, 1997. The Roche Loan of $187.0 million, which was borrowed in December 1996, was repaid with a portion of the proceeds from the Preferred Stock Offering in June 1997. Cash and cash equivalents on hand, cash flow from operations and additional borrowing capabilities of $383.9 million under the Amended Revolving Credit Facility as of December 31, 1997 are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures and working capital through 1998.

      At December 31, 1997, the Company continued to be a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 million of floating rate debt to a weighted average fixed interest rate of 5.95%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in 1997 were $1.7 million. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. These agreements mature in September 1998. The estimated cost at which the Company could terminate such agreements was $0.4 million at December 31, 1997.

      The Company, in connection with the Allied Acquisition in 1994, discontinued its dividend payments for the foreseeable future. In addition, the Amended and Restated Credit Agreement places certain restrictions, as defined in the credit agreement, on the payment of dividends.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Included herein are certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding the Company's expectation of future performance following implementation of its new business strategy. Such statements are subject to various risks and uncertainties. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast, estimated or budgeted by the Company in such forward-looking statements.

      (a) Heightened competition, including the intensification of price competition.

      (b) Impact of changes in payor mix, including the shift from traditional, fee-for-service medicine to managed-cost health care.

      (c) Adverse actions by governmental or other third-party payors, including unilateral reduction of fee schedules payable to the Company.

      (d) The impact upon the Company's collection rates or general or administrative expenses resulting from compliance with Medicare administrative policies, including specifically the
            HCFA's    recent requirement    that   laboratories   performing
            certain automated blood chemistry profiles obtain and provide documentation of the medical necessity of tests included in the profiles for each Medicare beneficiary.

      (e) Adverse results from investigations of clinical laboratories by the Federal Bureau ofinvestigation and the OIG, including specifically significant monetary damages and/or exclusion from the Medicare and Medicaid programs.

      (f) Failure to obtain new customers, retain existing customers or reductions in tests ordered or specimens submitted by existing customers.

      (g)   Adverse  results  in significant litigation matters,  specifically
            including   claims   brought  by  the  purported  class  action of
            certain patients, private insurers and benefit plans.

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

      (o) Inability to successfully consolidate the Company's many billing systems and harness the operational efficiencies therefrom.

      (p) Inability to improve the front end data capture of information necessary to generate timely and accurate bills for services rendered.

      (q) Inability to successfully implement the Company's Year 2000 readiness plan.


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


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report:

          (1)  Consolidated Financial Statements and Independent
               Auditors' Reports included herein:

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
         2.3   -  Agreement dated as of June 7, 1994, among N Acquisition Corp., the Company and NHLI (incorporated herein by reference to
                  Exhibit (c)(7) of amendment No.  2  to  Schedule 14D-1 and
                  Schedule  13D  of  NHLI  and  N Acquisition  Corp filed with the Commission on June 8, 1994).
         2.4   -  Agreement and Plan of Merger dated as of December  13,  1994 among the Company, HLR  Holdings  Inc., Roche Biomedical
                  Laboratories, Inc. and (for the purposes  stated  therein)
                  Hoffmann-La Roche  Inc.  (incorporated  herein  by reference to  the  Company's Annual Report on Form 10-K for  the  year ended December 31, 1994 filed with the Commission on March 3,
                  1995, File  No.  1- 11353 (the "1994 10-K")).
         2.5   -  Stock  Purchase Agreement dated December  30,  1994  between
                  Reference Pathology  Holding  Company,  Inc.  and  Allied
                  Clinical  Laboratories,  Inc. ("Allied") (incorporated herein by reference to the 1994 10-K).
         3.1   -  Certificate of Incorporation of the Company (amended pursuant to a Certificate of Merger filed on April 28, 1995)
                  (incorporated by reference herein to the report on Form  8-K dated April 28, 1995, filed with the Commission on May 12,
                  1995, File No. 1-11353 (the "April 28, 1995 Form 8-K")).
         3.2   -  Amended  and  Restated By-Laws of the Company  (incorporated herein by reference to the April 28, 1995 Form 8-K).
         4.1   -  Warrant  Agreement dated as of April 10,  1995  between the
                  Company and American Stock  Transfer & Trust Company
                  (incorporated herein by reference to the April 28, 1995 Form
                  8-K).
         4.2   -  Specimen of the Company's Warrant Certificate (included in the
                  Exhibit to the Warrant Agreement included therein as Exhibit
                  4.1 hereto) (incorporated herein by reference to the April 28,
                  1995 Form 8-K).
         4.3   -  Specimen  of  the  Company's  Common  Stock   Certificate
                  (incorporated herein by reference to the April 28, 1995 Form
                  8-K).
        10.1   -  National Health Laboratories Incorporated Employees' Savings
                  and Investment Plan (incorporated  herein  by  reference  to
                  the  Company's  Annual   Report   on Form  10-K  for the year
                  ended December 31, 1991 filed with the Commission on February
                  13, 1992, File No. 1-10740** (the "1991 10-K")).
        10.2   -  National Health Laboratories Incorporated Employees'Retirement
                  Plan (incorporated herein by reference to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992
                  filed with the Commission on March 26, 1993, File No. 1-10740
                  (the "1992 10-K")).
        10.3   -  National Health Laboratories Incorporated Pension Equalization
                  Plan (incorporated herein by reference to the 1992 10-K).
        10.4   -  Settlement  Agreement dated December 18,  1992  between  the
                  Company and the United States of America (incorporated herein by reference to the 1992 10-K).
        10.5   -  Settlement  Agreement dated November 21,  1996  between  the
                  Company  and the  United States of America.
        10.6   -  National Health Laboratories 1988 Stock Option Plan, as
                  amended (incorporated  herein  by  reference to the Company's
                  Registration  Statement on  Form  S-1  (No. 33-35782) filed with the Commission on July 9,  1990  (the "1990 S-1")).
        10.7   -  National  Health  Laboratories  1994  Stock  Option   Plan
                  (incorporated herein by reference  to  the  Company's
                  Registration Statement on Form S-8 filed with the Commission on August 12, 1994, File No. 33-55065).
        10.8   -  Laboratory Corporation of America Holdings Performance  Unit
                  Plan (incorporated by reference to Annex II of the Company's
                  1995  Annual  Proxy Statement filed with the Commission on
                  August 17, 1995 (the "1995 Proxy")).
        10.9   -  Laboratory  Corporation of  America  Holdings  Annual  Bonus
                  Incentive Plan (incorporated by reference to Annex III of the
                  1995 Proxy).
        10.10  -  Laboratory  Corporation of America  Holdings  Master  Senior
                  Executive Severance Plan (incorporated herein by reference to the report  on  Form  8-K dated  October  24,  1996
                  (the "October 24, 1996 8-K") filed with the Commission on
                  October 24, 1996, File No. 1-11353).
        10.11  -  Special Severance Agreement dated June 28, 1996 between the
                  Company and Timothy J. Brodnik (incorporated herein by reference to the October 24, 1996 8-K).
        10.12  -  Special Severance Agreement dated July 12, 1996 between  the
                  Company and John F. Markus (incorporated herein by reference to the October 24, 1996 8-K).
        10.13  -  Special Severance Agreement dated June 28, 1996 between  the
                  Company and Robert E. Whalen (incorporated herein by reference to the October 24, 1996 8-K).
        10.14  -  Tax  Allocation Agreement dated as of June 26, 1990  between
                  MacAndrews & Forbes Holding Inc., Revlon Group Incorporated,
                  New Revlon Holdings, Inc. and the subsidiaries of Revlon set forth on Schedule A thereto (incorporated herein by reference to the 1990 S-1).
        10.15  -  Loan  Agreement  dated August 1,  1991  among  the  Company,
                  Frequency Property Corp. and Swiss Bank Corporation, New York
                  Branch (incorporated herein by reference to the 1991 10-K).
        10.16  -  Sharing and Call Option Agreement dated as of December 13,1994 among HLR Holdings Inc., Roche Biomedical Laboratories, Inc.,
                  Mafco Holdings Inc., National Health Care Group, Inc. and (for the purposes stated therein) the Company (incorporated by reference herein to the 1994 10-K).
        10.17  -  Stockholder Agreement dated as of April 28, 1995  among  the
                  Company, HLR Holdings Inc., Hoffmann-La Roche Inc. and Roche
                  Holdings,  Inc. (incorporated herein by reference to the April
                  28, 1995 Form 8-K).
        10.18  -  Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company
                  (incorporated herein by reference to the April 28, 1995 Form
                  8-K).
        10.19  -  Credit Agreement dated as of April 28,1995, among the Company, the banks named therein, and Credit Suisse (New York Branch), as Administrative Agent (incorporated herein by reference to the April 28, 1995 Form 8-K).
        10.20  -  First Amendment to Credit Agreement dated as of September 8,
                  1995 among the Company, the banks named therein, and Credit
                  Suisse (New York Branch), as Administrative  Agent.
                  (incorporated by reference herein to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1995 filed with the Commission on November 14, 1995, File No.
                  1-11353)
        10.21  -  Second Amendment to Credit Agreement dated as of February  16,
                  1996 among the Company, the banks named therein, and Credit
                  Suisse (New York Branch), as Administrative Agent
                  (incorporated herein by reference to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 29, 1996, File No.1-11353).
        10.22  -  Third Amendment and Second Waiver to Credit Agreement dated as of July 10, 1996 among the Company, the banks named therein and Credit Suisse (New York Branch) as Administrative Agent
                  (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996 filed with the Commission on August 14, 1996, File No. 1-11353).
        10.23  -  Fourth Amendment to the Credit Agreement dated as of September
                  23, 1996 among the Company, the banks named therein and Credit
                  Suisse (New York Branch), as  Administrative Agent
                  (incorporated herein by reference to the report in Form 8-K dated September 23, 1996, filed with the Commission on September 30, 1996, File No. 1-11353).
        10.24  -  Third Waiver to the Credit Agreement dated as of November 4,
                  1996 among the Company, the banks named therein  and  Credit
                  Suisse (New York Branch), as Administrative  Agent
                  (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 filed with the Commission on November 14, 1996, File No.
                  1-11353).
        10.25  -  Fifth Amendment and Fourth Waiver to the Credit Agreement
                  dated as of December 23, 1996 among the Company, the banks named therein and Credit Suisse (New York Branch), as
                  Administrative Agent (incorporated herein by reference to the report on Form 8-K filed with the Commission on January 6, 1997, File No. 1-11353(the "January 6, 1997 8-K")).
        10.26  -  Fifth Waiver to the Credit Agreement dated as of January  27,
                  1997 among the Company, the banks named therein and Credit
                  Suisse (New York Branch) as Administrative Agent.
        10.27  -  Sixth Amendment and Waiver to the Credit Agreement dated as of
                  March 31, 1997 among the Company, the banks named therein and Credit Suisse First Boston as Administrative Agent.
        10.28  -  Amended and Restated Credit Agreement dated as of March 31,
                  1997 among the Company, the banks named therein and Credit
                  Suisse First Boston as Administrative Agent.
        10.29* -  Second Amendment to the Amended and Restated Credit Agreement
                  dated as of February 25, 1998 among the Company, the banks named therein and Credit Suisse First Boston as Administrative
                  Agent.
        10.30  -  Laboratory Corporation of America Holdings 1995 Stock Plan for
                  Non-Employee Directors (incorporated by reference herein to the report of Form S-8 dated September 26, 1995, filed with the Commission on September 26, 1995).
        10.31  -  Laboratory Corporation of America Holdings 1997 Employee Stock
                  Purchase Plan (incorporated by reference herein to Annex I of the Company's 1996 Annual Proxy Statement filed with the
                  Commission on October 25, 1996.
        10.32  -  Promissory note dated December 30, 1996 between the Company and Roche Holdings Inc. (incorporated herein by reference to the January 6, 1997 8-K).
        10.33  -  First Amendment to promissory note given by the Company to
                  Roche Holdings Inc.

        12.1*  -  Statement regarding Computation of Ratio of Earnings to
                  Combined Fixed Charges and Preferred Stock Dividends

        21.1   -  List of Subsidiaries of the Company

        23.1*  -  Consent of Price Waterhouse LLP
        23.2*  -  Consent of KPMG Peat Marwick LLP

        24.1*  -  Power of Attorney of Jean-Luc Belingard
        24.2*  -  Power of Attorney of Wendy E. Lane
        24.3*  -  Power of Attorney of Robert E. Mittelstaedt, Jr.
        24.4*  -  Power of Attorney of James B. Powell, M.D.
        24.5*  -  Power of Attorney of David B. Skinner
        24.6*  -  Power of Attorney of Andrew G. Wallace, M.D.

        27     -  Financial Data Schedule (electronically filed version only).

(b)  Reports on Form 8-K
       None Filed

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

                           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           ------------------------------------------
                                        Registrant


                              By:/s/ THOMAS P. MAC MAHON
                                 ------------------------------------
                                 Thomas P. Mac Mahon
                                 Chairman of the Board, President
                                 and Chief Executive Officer






Dated:  March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 30, 1998 in the capacities indicated.

     Signature                          Title
     ---------                          -----



/s/ THOMAS P. MAC MAHON                 Chairman of the Board,
--------------------------------------  President and Chief
Thomas P. Mac Mahon                     Executive Officer
                                        (Principal Executive Officer)

/s/ WESLEY R. ELINGBURG                 Executive Vice President,
--------------------------------------  Chief Financial Officer
Wesley R.Elingburg                      and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

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

-----------------------------------

* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:/s/ BRADFORD T. SMITH
   --------------------------------------
   Bradford T. Smith
   Attorney-in-fact

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          AND SCHEDULE



                                                           Page
                                                           ----

Report of Independent Accountants...........................F-2

Report of Independent Accountants...........................F-3

Consolidated Financial Statements:

 Consolidated Balance Sheets as of
   December 31, 1997 and 1996...............................F-4

 Consolidated Statements of Operations for
   the three-year period ended December 31, 1997............F-5

 Consolidated Statements of Changes in Shareholders'
   Equity for the three-year period ended
   December 31, 1997........................................F-6

 Consolidated Statements of Cash Flows for the
   three-year period ended December 31, 1997................F-7

 Notes to Consolidated Financial Statements................ F-9

Financial Statement Schedule:

 II - Valuation and Qualifying Accounts and Reserves....... F-32

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Laboratory Corporation of America Holdings

In our opinion, the consolidated financial statements presented in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries (the Company) at December 31, 1997, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP
Raleigh, North Carolina
February 20, 1998, except
as to Note 10, which is as
of February 25, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Laboratory Corporation of America Holdings:

    We have audited the accompanying consolidated balance sheets of Laboratory Corporation of America Holdings and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, of changes in shareholders' equity and cash flows for the two-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule as of December 31, 1996 and for the two-year period ended December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for the two-year period ended December 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                        KPMG PEAT MARWICK LLP

Raleigh, North Carolina
February 14, 1997 except for
Note 10 as to which the
date is March 31, 1997


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                     DECEMBER 31,
                                              ---------------------------
                                                1997               1996
                                              --------           --------
  ASSETS
Current assets:
  Cash and cash equivalents                  $   23.3           $   29.3
  Accounts receivable, net                      330.6              505.6
  Inventories                                    36.0               44.3
  Prepaid expenses and other                     16.9               21.8
  Deferred income taxes                         112.0               66.2
  Income taxes receivable                         8.8               54.3
                                              -------            -------
 Total current assets                           527.6              721.5

Property, plant and equipment, net              254.9              282.9
Intangible assets, net                          851.3              891.1
Other assets, net                                24.7               21.5
                                              -------            -------
                                             $1,658.5           $1,917.0
                                              =======            =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   55.9           $   65.7
  Accrued expenses and other                    140.7              168.4
  Current portion of long-term debt                --               18.7
                                              -------            -------
 Total current liabilities                      196.6              252.8

Loan from affiliate                                --              187.0
Revolving credit facility                        40.0              371.0
Long-term debt, less current portion            643.8              693.8
Capital lease obligation                          5.8                9.8
Other liabilities                               142.3              144.5

Commitments and contingent liabilities             --                 --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock, $0.10 par
  value, 4,363,202 shares issued and
  outstanding at December 31, 1997
  (aggregate preference value of $218.2)        212.6                 --

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value,
  5,892,495 shares issued and outstanding
  at December 31,1997 (aggregate preference
  value of $294.6)                              288.3                 --

Shareholders' equity:
  Common stock, $0.01 par value; 520,000,000
    shares authorized; 123,542,614 and
    122,935,080 shares issued and outstanding
    at December 31,1997 and 1996, respectively    1.2                1.2
  Additional paid-in capital                    412.8              411.0
  Accumulated deficit                          (284.9)            (154.1)
                                              -------            -------

     Total shareholders' equity                 129.1              258.1
                                              -------            -------
                                             $1,658.5           $1,917.0
                                              =======            =======


  The accompanying notes are an integral part of these consolidated financial statements.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                              YEARS ENDED DECEMBER 31,
                                          ---------------------------------
                                             1997       1996        1995
                                          ---------   ---------   ---------

Net sales                                 $1,519.0    $1,607.7    $1,432.0

Cost of sales                              1,080.5     1,183.9     1,024.3
                                           -------     -------     -------

Gross profit                                 438.5       423.8       407.7

Selling, general and
  administrative expenses                    477.2       305.0       238.5

Amortization of intangibles
  and other assets                            30.6        29.6        27.0

Restructuring and non-recurring charges       22.7        23.0        65.0

Provision for settlements and related
  expenses                                      --       185.0        10.0
                                           -------     -------     -------
Operating income (loss)                      (92.0)     (118.8)       67.2

Other income (expenses):
  Investment income                            2.4         2.2         1.4
  Interest expense                           (71.7)      (71.7)      (65.5)
                                           -------     -------     -------
Earnings (loss) before income taxes
  and extraordinary loss                    (161.3)     (188.3)        3.1

Provision for income taxes                   (54.4)      (34.8)        7.1
                                           -------     -------     -------

Loss before extraordinary loss              (106.9)     (153.5)       (4.0)
Extraordinary loss from early
  extinguishment of debt, net of
  income tax benefit of $5.2                    --          --        (8.3)
                                           -------     -------     -------

Net loss                                    (106.9)     (153.5)      (12.3)

Less preferred stock dividends               (23.4)         --          --
Less accretion of mandatorily redeemable
  preferred stock                             (0.5)         --          --
                                           -------     -------     -------
Net loss attributable to common
  shareholders                            $ (130.8)   $ (153.5)   $  (12.3)
                                           =======     =======     =======

Basic and diluted loss per common share:
Loss per common share before
  extraordinary loss                      $  (1.06)   $  (1.25)   $  (0.03)
Extraordinary loss per common share             --          --       (0.08)
                                           -------     -------     -------

Net loss per common share                 $  (1.06)   $  (1.25)   $  (0.11)
                                           =======     =======     =======



The accompanying notes are an integral part of these consolidated financial statements.


           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
               For the Three-year Period Ended December 31, 1997

                                                         Retained
                                         Additional      Earnings
                               Common     Paid-in      (Accumulated
                               Stock      Capital        Deficit)      Total
                               ------    -----------   ------------   -------
Balance, December 31, 1994     $   0.8    $ 153.5       $  11.7       $ 166.0

  Net loss                          --         --         (12.3)        (12.3)
  Exercise of stock options         --        0.2            --           0.2
  Cancellation of stock options     --        6.9            --           6.9
  Distribution to shareholders    (0.2)    (474.5)           --        (474.7)
  Issuance of common stock         0.6      674.6            --         675.2
  Issuance of warrants              --       51.0            --          51.0
  Other                             --       (0.7)           --          (0.7)
                                ------     ------        ------        ------

Balance, December 31, 1995         1.2      411.0          (0.6)        411.6

   Net loss                         --         --        (153.5)       (153.5)
                                ------     ------        ------        ------

Balance, December 31, 1996         1.2      411.0        (154.1)        258.1

   Net loss                         --         --        (106.9)       (106.9)
   Issuance of common stock         --        1.8            --           1.8
   Preferred stock dividends        --         --         (23.4)        (23.4)
   Accretion of mandatorily
    redeemable preferred stock      --         --          (0.5)         (0.5)
                                ------     ------        ------        ------

Balance, December 31, 1997     $   1.2    $ 412.8      $ (284.9)      $ 129.1
                                ======     ======        ======        ======





The accompanying notes are an integral part of these consolidated financial statements.


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                           YEARS ENDED DECEMBER 31,
                                      --------------------------------
                                        1997        1996        1995
                                      ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                             $(106.9)    $(153.5)   $  (12.3)

 Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities:
       Restructuring and non-recurring
        charges, net of payments          5.6         4.2        51.6
       Provision for settlements and
        related expenses                   --       185.0        10.0
       Extraordinary loss, net of
        income tax benefit                 --          --         8.3
       Net gain on disposals             (0.3)         --          --
       Depreciation and amortization     86.8        97.5        76.5
       Deferred income taxes, net       (43.0)       30.3       (21.6)
     Payments for settlement and
          related expenses                 --      (188.9)      (32.1)
   Change in assets and liabilities,
        net of effects of acquisitions:
        Decrease(increase)in accounts
          receivable, net               175.0       (78.8)      (46.2)
        Decrease in inventories           8.3         8.0         5.1
        Decrease(increase)in prepaid
          expenses and other              4.5        (3.1)        1.0
        Change in income taxes
         receivable/payable, net         45.5       (32.4)      (11.7)
        Increase(decrease)in accounts
          payable                        (9.9)      (40.4)       58.5
        Increase (decrease)in accrued
          expenses and other            (20.4)        6.3       (30.6)
        Other, net                       (0.8)       (8.7)       (5.4)
                                       ------      ------      ------
     Net cash provided by (used for)
       operating activities             144.4      (174.5)       51.1
                                       ------      ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  (34.5)      (69.9)      (87.3)
  Proceeds from sale of assets            1.6         3.5         7.8
  Acquisitions of businesses               --        (5.0)      (39.6)
                                       ------      ------      ------
  Net cash used for investing
    activities                          (32.9)      (71.4)     (119.1)
                                       ------      ------      ------

                                  (continued)


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                           YEARS ENDED DECEMBER 31,
                                       ----------------------------------
                                          1997        1996        1995
                                       ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit
    facilities                         $   35.0    $  293.0    $  308.0
  Payments on revolving credit
    facilities                           (366.0)     (140.0)     (303.0)
  Proceeds from long-term debt               --          --       800.0
  Payment on affiliate loan              (187.0)         --          --
  Loan from affiliate                        --       187.0          --
  Payments on long-term debt              (68.7)      (70.8)     (446.7)
  Deferred financing fees                  (4.6)         --          --
  Deferred payments on acquisitions        (5.2)      (10.4)      (12.9)
  Distribution to stockholders               --          --      (474.7)
  Sale of redeemable preferred stock, net
    of issuance costs                     486.9          --          --
  Payment of preferred stock dividends     (9.7)         --          --
  Cash received for issuance of common
    stock                                   1.8          --       135.7
  Cash received for issuance of warrants     --          --        51.0
  Other                                      --          --         0.2
                                         ------      ------      ------
  Net cash provided by (used for)
    financing activities                 (117.5)      258.8        57.6
                                         ------      ------      ------
  Net increase (decrease) in cash
    and cash equivalents                   (6.0)       12.9       (10.4)
  Cash and cash equivalents at
    beginning of year                      29.3        16.4        26.8
                                         ------      ------      ------
  Cash and cash equivalents at
    end of year                         $  23.3     $  29.3     $  16.4
                                         ======      ======      ======
Supplemental schedule of cash
  flow information:
 Cash paid (received)during the year
  for:
     Interest                           $  69.2     $  65.1     $  58.6
     Income taxes, net of refunds         (55.0)      (15.2)       27.2
Disclosure of non-cash financing
 and investing activities:
 Common stock issued in connection
    with acquisition                        --           --       539.5
 Common stock issued in connection
    with the cancellation of employee
    stock options                           --           --         6.9
 Preferred stock dividends                13.7           --          --
 Accretion of mandatorily redeemable
    preferred stock                        0.5           --          --
 Obligations incurred under capital
    leases                                 4.6           --          --
In connection with business
 acquisitions, liabilities were
 assumed as follows:
 Fair value of assets acquired         $    --      $  23.4     $ 777.7
 Cash paid                                  --         (5.0)      (39.6)
 Stock issued                               --           --      (539.5)
                                        ------       ------      ------
 Liabilities assumed                   $    --      $  18.4     $ 198.6
                                        ======       ======      ======

The accompanying notes are an integral part of these consolidated financial statements.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

       Laboratory Corporation of America Holdings and its subsidiaries ("Company") is believed by management to be one of the three largest independent clinical laboratory companies in the United States based on 1997 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other clinical states. Since its founding in 1971, the Company has grown into a network of 25 major laboratories and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 50 states.

      The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its subsidiaries after elimination of all material intercompany accounts and transactions. Prior to April 28, 1995, the Company's name was National Health Laboratories Holdings, Inc. ("NHL").

CASH EQUIVALENTS:

      Cash equivalents (primarily investments in money market funds, time deposits and commercial paper which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market.

INVENTORIES:

      Inventories, consisting primarily of purchased laboratory supplies, are stated at the lower of cost (first-in, first-out) or market.

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

                                                      Years
                                                      -----

       Buildings and building improvements            35-40
       Machinery and equipment                         3-10
       Furniture and fixtures                          5-10
       Computer software                               5

     Leasehold improvements and assets held under capital leases are amortized over the shorter of their estimated lives or the period of the related leases. Expenditures for repairs and maintenance charged against earnings in 1997, 1996 and 1995 were $28.4, $34.2 and $28.3, respectively.

CAPITALIZED SOFTWARE COSTS:

     The Company capitalizes purchased software which is ready for service and software development costs incurred on significant projects from the time the project is determined to be technologically feasible until the software is ready for use to provide processing services to the Company. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system, generally five years.

      The carrying value of software and development assets is regularly reviewed by the Company, and a loss is recognized when the net realizable value falls below the unamortized cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the revolving credit facility and long-term debt are considered to be representative of their respective fair values as their interest rates are based on market rates. The carrying value of the loan from

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

affiliate is considered to be representative of its fair value due to the related party nature of the obligation.

CONCENTRATION OF CREDIT RISK:

     Substantially all of the Company's accounts receivable are with companies and individuals in the health care industry. However, concentrations of credit risk are limited due to the number of the Company's clients as well as their dispersion across many different geographic regions.

REVENUE RECOGNITION:

      Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for contractural discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as a charge to revenue. In 1997, 1996 and 1995, approximately 20%, 23% and 28%, respectively, of the Company's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

INCOME TAXES:

      The Company accounts for income taxes utilizing the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK COMPENSATION PLANS:

      The  Company  accounts  for its employee stock option  plans  using  the intrinsic method under APB Opinion No. 25 and related Interpretations. The Company's employee stock purchase plan is also accounted for under APB Opinion No. 25 and is treated as non-compensatory. The Company provides supplementary disclosures using the fair value method under SFAS No. 123.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

EARNINGS PER SHARE:

      On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," replacing Accounting Principles Board ("APB")Opinion No. 15, "Earnings Per Share." SFAS No. 128 replaces "primary" and "fully diluted" earnings per common share ("EPS")under APB Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and applied its provisions retroactively to all current and prior year calculations. The implementation of SFAS No. 128 had no significant impact on the calculation of earnings per common share for the years ended December 31, 1997, 1996 and 1995 and the quarterly periods contained herein.

      For the years ended December 31, 1997, 1996 and 1995, basic and diluted earnings per common share is calculated based on the weighted average number of shares outstanding during each year (123,241,222, 122,919,767 and 110,579,096 shares, respectively).

      The effect of conversion of the Company's redeemable preferred stock, or exercise of the Company's stock options or warrants was not included in the computation of diluted earnings per common share as it would have been anti-dilutive for all periods presented.

      Supplementary earnings per common share represents what earnings per share would have been if the Company's issuance of redeemable preferred stock and related retirement of debt had taken place at the beginning of the period. For the year ended December 31, 1997 supplementary loss per common share is $(1.15). Supplementary loss per common share was calculated by adjusting net loss attributable to common shareholders by adding back interest, net of tax $(8.9), and deducting additional dividends $(20.1).

USE OF ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the allowances for doubtful accounts and deferred tax assets, amortization lives for intangible assets and accruals for self-insurance reserves. Actual results could differ from those estimates.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

      The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is determined by the Company at the entity level by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

INTANGIBLE ASSETS:

      Intangible assets, consisting of goodwill and other intangibles (i.e., customer lists and non-compete agreements), are amortized on a straight-line basis over the expected periods to be benefited, generally 40 years for goodwill, 25 years for customer lists and over the contractual lives for non-compete agreements.

RECLASSIFICATIONS:

      Certain amounts in the consolidated financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform with the presentation adopted in 1997.

2.   MERGER AND ACQUISITIONS

      In April 1995, the Company completed a merger (the "Merger") with Roche Biomedical Laboratories, Inc. ("RBL"). In connection with the Merger, the Company issued 61,329,256 shares of Common Stock to HLR Holdings, Inc. ("HLR") and Roche Holdings, Inc. ("Roche") in exchange for all outstanding shares of RBL and $135.7 in cash. The exchange consideration of approximately $558.0 for the purchase of RBL consisted of the value of the stock issued to HLR and Roche, as well as other direct costs of the Merger, net of cash received from HLR. RBL's results of operations have been included in the Company's results of operations since April 28, 1995.

      During 1996 and 1995, the Company acquired four and nine laboratories, respectively, for an aggregate purchase price, including assumption of liabilities, of $23.4 and $41.7,

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

respectively. The acquisitions were accounted for as purchase transactions. The excess of cost over the fair value of net tangible assets acquired during 1996 and 1995 was $22.5 and $28.2, respectively, which is included under the caption "Intangible assets, net" in the accompanying consolidated balance sheets. The consolidated statements of operations reflect the results of operations of these purchased businesses from the dates of acquisition.

3.    RESTRUCTURING AND NON-RECURRING CHARGES

      During the fourth quarter of 1997, the Company recorded pre-tax charges of $22.7, related primarily to the downsizing of its Long Island, New York facility and the future consolidation into its Raritan, New Jersey facility. This amount includes approximately $5.2 for severance and $12.5 for the future lease obligation and other facilities related charges. The net workforce reduction as a result of this activity is expected to be approximately 260 employees, primarily in the laboratory's operations.

      In the second quarter of 1997, the Company determined that approximately $12.6 of existing reserves were excessive due largely to proceeds from subleases and asset disposals. Also, in the second quarter of 1997, the Company decided to downsize the Winston-Salem, North Carolina laboratory and redirect specimen volumes to other company facilities in order to realize operational efficiencies. Restructuring charges related to the closing of the Winston-Salem laboratory totaled $12.6.

      In the second quarter of 1996, the Company recorded a restructuring charge totaling $13.0 for the shutdown of its La Jolla, California administrative facility and other workforce reductions. This amount included approximately $8.1 for severance, $3.5 for the future lease obligation of the La Jolla facility and $1.4 for the write-down of leasehold improvements and fixed assets that will be abandoned or disposed of. The La Jolla facility was substantially closed by the end of 1996. The remaining workforce reductions took place in other areas of the Company and were substantially completed by the end of 1996. The net workforce reduction as a result of these activities was approximately 250 employees. Payments for severance were substantially complete by the end of 1997.

      In addition, the Company recorded certain non-recurring charges in the second quarter of 1996 related to further integration after the Merger. The Company decided to abandon certain data processing systems and therefore wrote off approximately $6.7 in capitalized software costs. In addition, the Company relocated its principal drug testing facility to accommodate consolidation of the RBL and Company operations and incurred approximately $1.3 in costs primarily related to the write-off of leasehold improvements and building clean up. Finally, the Company recorded a charge of $2.0 for various other

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

items including the write-off of certain supplies which were not compatible with new testing methods designed to increase efficiency.

      Following the Merger in 1995, the Company determined that it would be beneficial to close Company laboratory facilities in certain geographic regions where duplicate Company and RBL facilities existed at the time of the Merger. As a result, the Company recorded a restructuring charge of $65.0 in the second quarter of 1995. As part of the Company's evaluation of its future obligations under these restructuring activities, certain changes in the estimates were made during the quarter ended June 30, 1996. These changes resulted in the reclassification of certain accruals in the categories listed below although the total liability did not change. These restructuring activities were substantially complete as of December 31, 1996 and resulted in a net reduction of approximately 1,600 employees.

      The following represents the Company's restructuring activities for  the period indicated:
                                          Asset          Lease and
                           Severance   revaluations    other facility
                             costs     and write-offs   obligations    Total
                           ---------  ---------------  -------------   -----
 Balance at
  December 31, 1995        $  12.8       $  18.6          $  18.9      $ 50.3
   Restructuring charges       8.1           1.4              3.5        13.0
   Reclassifications and
     non-cash items            1.6         (10.6)            (2.3)      (11.3)
   Cash payments             (14.2)           --             (3.2)      (17.4)
                            ------        ------           ------      ------

 Balance at
  December 31, 1996            8.3           9.4             16.9        34.6
   Long Island downsizing      5.2           5.0             12.5        22.7
   Winston-Salem closure       2.7           2.6              7.3        12.6
   Adjustments                (1.7)         (5.6)            (5.3)      (12.6)
   Reclassifications and
    non-cash items             3.2          (6.7)             1.9        (1.6)
   Cash payments             (14.0)         (0.7)            (2.4)      (17.1)
                            ------        ------           ------      ------

 Balance at
  December 31, 1997        $   3.7       $   4.0          $  30.9     $  38.6
                            ======        ======           ======      ======

 Current                                                              $  21.8
 Non-current                                                             16.8
                                                                       ------
                                                                      $  38.6
                                                                       ======

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

4.  ACCOUNTS RECEIVABLE, NET
                                             December 31,   December 31,
                                                1997           1996
                                             -----------    -----------
Gross accounts receivable                      $ 526.0        $ 617.2
Less contractual allowances and discounts
  and allowance for doubtful accounts           (195.4)        (111.6)
                                                ------         ------
                                               $ 330.6        $ 505.6
                                                ======         ======


      The provision for doubtful accounts was $250.5, $81.5 and $64.8 in 1997, 1996 and 1995, respectively.

      During the fourth quarter of 1997, the Company recorded a provision for doubtful accounts of $182.0, which was approximately $160.0 greater than the amount recorded in the fourth quarter of 1996. This pretax charge was made to increase the allowance for doubtful accounts to a level that management believes is appropriate to reduce its accounts receivable to the net amount that management believes will ultimately be collected.

     The Company has experienced a deterioration in the timeliness of cash collections and a corresponding increase in accounts receivable. The primary causes of this situation are the increased medical necessity and related diagnosis code requirements from third-party payors and the complexities in the billing process (data capture) arising from changing requirements of private insurance companies (managed care). Management previously believed that this deterioration in the timeliness of cash collections would not have any significant impact on the ultimate collectability of the receivables.

      In late 1996, to address the deteriorating cash collections, management developed various short-term improvement projects ("initiatives") that it anticipated would improve the timeliness of collections by the end of 1997. Initially, it appeared that these initiatives were having a positive impact, as the growth in the Company's Days' Sales Outstanding (DSO) stabilized in the first and second quarters of 1997. However, during the third quarter of 1997, despite continuing focused efforts on the initiatives, the Company's DSO began increasing again. In response, management intensified its efforts on the aforementioned initiatives and added new initiatives for the purpose of significantly lowering the DSO by December 31, 1997.

      In the fourth quarter of 1997, management evaluated the initiatives' overall effect and concluded that, while helpful in improving certain processes, they had not had any significant impact on improving the Company's cash collections on aged receivables. In recognition of the Company's inability to enhance collections on a sustained basis, an increase in the allowance for doubtful accounts was considered necessary by management.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

5.  PROPERTY, PLANT AND EQUIPMENT, NET
                                             December 31,   December 31,
                                                1997           1996
                                             ----------     ----------
Land                                          $    9.4       $    9.2
Buildings and building improvements               65.2           64.2
Machinery and equipment                          293.9          289.3
Leasehold improvements                            55.4           58.3
Furniture and fixtures                            25.9           27.0
Buildings under capital leases                     5.4            9.6
Equipment under capital leases                     4.6             --
                                               -------        -------
                                                 459.8          457.6
Less accumulated depreciation
  and amortization of capital lease assets      (204.9)        (174.7)
                                               -------        -------
                                              $  254.9       $  282.9
                                               =======        =======


6.  INTANGIBLE ASSETS, NET
                                            December 31,    December 31,
                                                1997           1996
                                            -----------     -----------
Goodwill                                      $  774.0       $  782.7
Other intangibles                                224.7          225.3
                                               -------        -------
                                                 998.7        1,008.0
Less accumulated amortization                   (147.4)        (116.9)
                                               -------        -------
                                              $  851.3       $  891.1
                                               =======        =======

7.  ACCRUED EXPENSES AND OTHER
                                             December 31,   December 31,
                                                1997           1996
                                             ----------     ----------
Employee compensation and benefits            $   50.4       $   49.5
Deferred acquisition related payments             12.0           12.9
Acquisition related reserves                       8.6           17.2
Restructuring reserves                            21.8           25.5
Accrued taxes                                     13.1           15.4
Self-insurance reserves                           24.1           31.1
Interest payable                                   6.0           12.8
Other                                              4.7            4.0
                                               -------         ------
                                              $  140.7        $ 168.4
                                               =======         ======






8.  OTHER LIABILITIES
                                             December 31,   December 31,
                                                1997           1996
                                             ----------     ----------
Deferred acquisition related payments         $    9.6       $   14.8
Acquisition related reserves                      10.6           12.3
Restructuring reserves                            16.8            9.1
Deferred income taxes                             34.3           38.7
Postretirement benefit obligation                 29.4           27.0
Self-insurance reserves                           41.1           41.1
Other                                              0.5            1.5
                                               -------        -------
                                              $  142.3       $  144.5
                                               =======        =======

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

9.   SETTLEMENTS

     As previously discussed in the Company's public filings, the Office of Inspector General ("OIG") of the Department of Health and Human Services and the Department of Justice ("DOJ") had been investigating certain past laboratory practices of the predecessor companies of the Company. On November 21, 1996, the Company reached a settlement with the OIG and the DOJ regarding the prior billing practices of these predecessor companies (the "1996 Government Settlement"). Consistent with this overall settlement, the Company paid $187.0 to the Federal Government in December 1996 (the "Settlement Payment") with proceeds from a loan from Roche (the "Roche Loan"). As a result of negotiations related to the 1996 Government Settlement, the Company recorded a charge of $185.0 in the third quarter of 1996 (the "Settlement Charge") to increase reserves for the 1996 Government Settlement described above, and other related expenses of government and private claims resulting therefrom.

      In the second quarter of 1995, the Company took a pre-tax special charge of $10.0 in connection with the estimated costs of settling various claims pending against the Company, substantially all of which were billing disputes with various third-party payors relating to the contention that NHL improperly included tests for HDL cholesterol and serum ferritin in its basic test profile without clearly offering an alternative profile that did not include these medical tests. As of December 31, 1996, the majority of these disputes had been settled.

10. LONG-TERM DEBT

      The Company entered into an Amended and Restated Credit Agreement dated as of March 31, 1997 (the "Amended Credit Agreement"), with the banks named therein (the "Banks") and Credit Suisse First Boston, as administrative agent (the "Bank Agent"), under which the Banks made available to the Company a senior term loan facility of $693.8 (the "Amended Term Loan Facility") and a revolving credit facility of $450.0 (the "Amended Revolving Credit Facility" and, together with the Term Loan Facility, the "Bank Facility") which includes a $50.0 letter of credit sublimit. The Bank Facility is unconditionally and irrevocably guaranteed by certain of the Company's subsidiaries.

      Under the Amended Credit Agreement, maturities under the Amended Term Loan Facility were extended in aggregate to $46.4 in 1999, $92.8 in 2000, $139.2 in 2001 through 2003 and $87.0 in 2004 (paid in quarterly installments). The maturities of the Amended Revolving Credit Facility were also extended approximately two years to March 31, 2002.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      Both the Amended Term Loan Facility and the Amended Revolving Credit Facility bear interest, at the option of the Company, at (i) the base rate plus the applicable base rate margin or (ii) the Eurodollar rate plus the applicable Eurodollar rate margin. The Amended Credit Agreement provides that in the event of a reduction of the percentage of Common Stock held by HLR, Roche and their affiliates (other than the Company and its subsidiaries) below 25%, the applicable interest margins and facility fees on borrowings outstanding under the Amended Credit Agreement will increase. The amount of the increase will depend, in part, on the leverage ratio of the Company at the time of such reduction. In addition, pursuant to the Amended Credit Agreement, the applicable interest margins on borrowings outstanding thereunder are based upon the leverage ratio.

      The Amended Credit Agreement contains covenants similar to, and in the case of limitations on acquisitions and incurrence of additional debt, more restrictive than the covenants set forth in the previously existing credit agreement.

      The Amended Credit Agreement contains financial covenants with respect to a leverage ratio, interest coverage ratio, minimum shareholders' equity and excess cash flow. The covenant levels are less restrictive than under the previously existing credit agreement, and are computed quarterly, with the exception of excess cash flow which is computed annually. In addition, the Amended Credit Agreement places certain restrictions on the payment of dividends.

      In February 1998 and effective December 31, 1997, the Company negotiated an amendment to the Amended Credit Agreement, covering both long-term and revolving credit, of certain covenants contained in the agreement. The amendment excludes certain actual expenses incurred during the fourth quarter of 1997 from interest coverage and leverage ratio calculations applicable to the quarters ended December 31, 1997 through September 30, 1998. The amendment also excludes these expenses from certain other covenant calculations applicable to the quarter ending December 31, 1997 and all quarterly periods thereafter.

      At December 31, 1997 and 1996 the Company was a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $600.0 of its floating rate debt to a weighted-average fixed interest rate of 5.95%, through requiring that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. Amounts paid by the Company in 1997 and 1996 were $1.7 and $2.0, respectively, which were recorded in interest expense in the accompanying consolidated statements of operations. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The current agreements mature in September 1998. The estimated cost at which the Company could have terminated these

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

agreements as of December 31, 1997 and 1996 was approximately $0.4 and $0.9, respectively. This fair value was estimated by discounting the expected cash flows using rates currently available for interest rate swaps with similar terms and maturities. Interest rates in effect for both the long-term and revolving credit agreement were 6.9% as of December 31, 1997 and 1996.

11.  ISSUANCE OF MANDATORILY REDEEMABLE PREFERRED STOCK

     On May 19, 1997 the Board of Directors of the Company declared a dividend of 10,000,000 transferable subscription rights which were then issued pro rata to holders of its common stock on May 29, 1997 entitling them to purchase up to an aggregate of $500.0 of redeemable convertible preferred stock issuable in two series at a subscription price of $50 per share (the "Preferred Stock Offering"). The subscription period ended on June 16, 1997. On that date, rights were exercised to purchase 4,363,202 shares of Series A 8 1/2% Convertible Exchangeable Preferred Stock ("Series A") and 5,636,798 shares of Series B 8 1/2% Convertible Pay-in-Kind Preferred Stock ("Series B"), each at a subscription price of $50 per share. Roche exercised its basic subscription privilege in full for 4,988,751 share of Series B and other rights holders purchased the remaining 5,011,249 shares.

      The Series A is convertible at the option of the holder after September 30, 1997 into common stock, will pay cash dividends and will be exchangeable on or after June 30, 2000 at the Company's option for 8 1/2% Convertible Subordinated Notes due June 30, 2012. The Series B will be convertible at the option of the holder after June 30, 2000 into common stock, will pay dividends in-kind until June 30, 2003, and in cash thereafter, and will not be exchangeable for notes. The conversion rate for both series of preferred stock is 18.1818 shares of common stock per share of preferred stock. Each series of preferred stock will be mandatorily redeemable after June 30, 2012 at $50 per share and will be redeemable at the option of the Company after July 7, 2000 at prices declining from $52.83 to $50.00 in 2006 and thereafter. Neither series of preferred stock entitles the holder to any voting rights in the Company. Net proceeds from the Preferred Stock Offering were $486.9 and were used to repay a loan from Roche, including accrued interest, and to reduce amounts outstanding under the Company's term loan and revolving credit facilities.

      Offering costs of $13.1 were recorded against the aggregate preference value of the preferred stock and will be accreted up to the date of mandatory redemption. Accretion for the year ended December 31, 1997 was $0.5.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

12.  LOAN FROM AFFILIATE

      In December 1996, the Company financed the Settlement Payment with the proceeds of a $187.0 loan from Roche bearing interest at 6.625% per annum. In June 1997, the Company repaid the Roche note and all accrued interest with proceeds from the Preferred Stock Offering. Interest expense related to this loan was $ 5.7 and $ 0.1 in 1997 and 1996, respectively.

13.  INCOME TAXES

      The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

                                        Years Ended December 31,
                                    ------------------------------
                                      1997       1996       1995
                                    --------   --------   --------
Current:
  Federal                           $ (12.3)   $ (54.4)   $  10.4
  State                                 0.9        2.3        1.5
                                     ------     ------     ------
                                      (11.4)     (52.1)      11.9
                                     ------     ------     ------

Deferred:
  Federal                             (35.5)      15.2       (4.6)
  State                                (7.5)       2.1       (0.2)
                                     ------     ------     ------
                                      (43.0)      17.3       (4.8)
                                     ------     ------     ------
                                    $ (54.4)   $ (34.8)   $   7.1
                                     ======     ======     ======

      The effective tax rates on earnings (loss) before income taxes is reconciled to statutory federal income tax rates as follows:

                                        Years Ended December 31,
                                    ------------------------------
                                      1997       1996       1995
                                    --------   --------   --------
Statutory federal rate              (35.0)%    (35.0)%     35.0%
State and local income taxes,
  net of federal income tax effect   (2.4)      (3.0)      28.0
Non deductible amortization of
   intangible assets                  4.3        3.0      166.0
Change in valuation allowance         6.2       17.0         --
Adjustments of deferred tax balances (6.2)        --         --
Other                                (0.6)      (0.5)       7.0
                                    -----      -----      -----

Effective rate                      (33.7)%    (18.5)%    236.0%
                                    =====      =====      =====


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      The  tax  effects of temporary differences that give rise to significant portions  of  the  deferred tax assets and deferred  tax  liabilities  are  as follows:
                                        December 31,   December 31,
                                           1997           1996
                                        -----------    -----------
Deferred tax assets:
  Settlement and related expenses        $  13.0        $  19.2
  Accounts receivable                       86.9           31.1
  Self insurance reserves                    4.6            7.9
  Postretirement benefit obligation         10.6           10.7
  Acquisition related reserves              34.3           43.1
  State net operating loss carryforwards    11.8           11.8
  Other                                     23.8           18.1
                                          ------         ------
                                           185.0          141.9
    Less valuation allowance               (42.0)         (32.0)
                                          ------         ------
    Net deferred tax assets                143.0          109.9
                                          ------         ------

Deferred tax liabilities:
  Intangible assets                        (51.2)         (60.2)
  Property, plant and equipment            (13.0)         (20.9)
  Other                                     (1.1)          (1.3)
                                          ------         ------
    Total gross deferred tax liabilities   (65.3)         (82.4)
                                          ------         ------
Net deferred tax assets                  $  77.7        $  27.5
                                          ======         ======

      There was no valuation allowance for deferred tax assets as of December 31, 1995. Realization of the deferred tax assets related to the state net operating loss carry forwards, the postretirement benefit obligation as well as certain other temporary differences is considered less likely than not, and therefore, a valuation allowance of $32.0 was established for these items in 1996. The increase in the valuation allowance of $10.0 from December 31, 1996 to December 31, 1997 is due to the uncertain realization of the state tax effect of certain temporary differences. The Company believes that it is more likely than not that the results of future operations and carry back availability will generate sufficient taxable income to realize the remaining deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      During 1997, the Company reduced goodwill by $7.3 with a corresponding decrease in its deferred tax liabilities due to adjustments to acquired deferred tax balances.

      The Company has state tax loss carryforwards of approximately $208.3 which expire, starting in 1998, through 2012.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

14.  STOCK COMPENSATION PLANS

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

      In 1997, the Company adopted the 1997 Stock Option Plan, reserving 6,000,000 shares of common stock for issuance pursuant to options and stock appreciation rights that may be granted under the plan. During 1997, there were 4,080,000 options granted to officers and key employees of the company. Exercise prices for these options ranged from $2.50 to $3.13.

      At December 31, 1997, there were 5,936,816 additional shares available for grant under the Company's Stock Option Plans. The per share weighted-average fair value of stock options granted during 1997 was $1.56 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: - expected dividend yield 0.0%, volatility of 0.5, risk-free interest rate of 5.6%, and an expected life of five years.

      In 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Plan"), reserving 3,500,000 shares of common stock for issuance. Substantially all employees of the Company are eligible to participate in the Plan through periodic payroll withholdings. For each six-month period, eligible employees will receive options to purchase shares at 85% of the lesser of the fair market value of a share of common stock at the beginning or end of the withholding period. In July of 1997, the Company issued 607,536 shares of common

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

stock to participating employees with payroll withholdings of $1.6. In January and February of 1998, the Company issued 923,335 shares of common stock to participating employees with payroll withholdings of $1.6.

      The per share weighted-average grant date fair value of the benefits granted under the Employee Stock Purchase Plan for the first six months and second six months of 1997 was $0.90 and $0.80, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions: first six months-expected dividend yield 0.0%, volatility of 0.7, risk-free interest rate of 5.2%, expected life of 181 days; second six months-expected dividend yield 0.0%, volatility of 0.6, risk-free interest rate of 5.1%, expected life of 184 days.

      The Company applies the provisions of APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock compensation plans in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                 Years ended
                                                 December 31,
                                           1997       1996       1995
                                         --------   --------   --------
  Net loss                 As reported   $ (106.9)  $ (153.5)  $  (12.3)
                           Pro forma       (108.8)    (154.7)     (14.5)

  Loss per common share    As reported   $   (1.06) $   (1.25) $   (0.11)
                           Pro forma         (1.07)     (1.26)     (0.13)


      Pro forma net loss reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the optionsO vesting period of two to three years and compensation cost for options granted prior to January 1, 1995 is not considered.

      The following table summarizes grants of non-qualified options made by the Company to officers and key employees under all plans. Stock options are generally granted at an exercise price equal to or greater than the fair market price per share on the date of grant. Also, for each grant, options vest ratably over a period of two to three years on the anniversaries of the grant date, subject to their earlier expiration or termination.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Changes in options outstanding under the plans for the periods indicated were as follows:
                                                      Weighted-Average
                                       Number          Exercise Price
                                     of Options          per Option
                                     ----------       ---------------

Outstanding at January 1, 1995       3,502,713            $14.637

    Granted                          1,378,000            $13.000
    Merger-related grants              562,532            $15.870
    Exercised                          (20,542)           $10.297
    Merger-related  cancellations   (3,459,167)           $14.653
    Canceled                          (222,291)           $14.816

                                    ----------
Outstanding at December 31, 1995     1,741,245            $14.637

    Canceled                          (443,027)           $14.104

                                    ----------
Outstanding at December 31, 1996     1,298,218            $14.637

    Granted                          4,080,000            $ 2.900
    Canceled                          (589,500)           $ 9.508

                                    ----------
Outstanding at December 31, 1997     4,788,718            $ 4.963
                                    ==========

Exercisable at December 31, 1997     1,769,893            $ 8.556
                                    ==========


     The weighted average remaining life of options outstanding at December 31, 1997 is approximately 9.0 years.

15.  RELATED PARTY TRANSACTIONS

      At December 31, 1997 and 1996, 61,329,256 shares of the Company's outstanding common stock, or approximately 49.6% at December 31, 1997 and 49.9% at December 31, 1996, were owned by Roche. In addition, Roche owned 5,214,810 shares of the Company's redeemable convertible preferred stock at December 31, 1997, or approximately 50.8%. No voting rights are associated with the redeemable preferred shares.

      The Company purchases certain items, primarily laboratory testing supplies from various affiliates of Roche. Total purchases from these affiliates, which are recorded in cost of sales, were $25.2, $19.6 and $11.0 in 1997, 1996 and 1995, respectively. Amounts owed to affiliates at December 31, 1997 and 1996 were $2.2 and $3.5, respectively.

      As of December 31, 1997 and 1996 the number of warrants outstanding to purchase the Company's common stock was 22,151,308, of which 8,325,000 warrants were held by an affiliate of Roche. These

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

warrants are exercisable at a price of $22.00 per share and expire on April 28, 2000.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is involved in litigation which purports to be a class action brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 Government Settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. However, no amount of damages has been specified at this time and, with the exception of the above, no settlement discussions have taken place. The Company is carefully evaluating these claims. However, due to the early stage of the claims, the ultimate outcome of these claims cannot presently be predicted.

     The Company is also involved in certain claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, inquires from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that have been brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

      Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, product and vehicle liability and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 1997 and 1996, the Company had provided letters of credit aggregating approximately $26.1 and $17.6, respectively, primarily in connection with certain insurance programs.

      During 1991, the Company guaranteed a $9.0, five-year loan to a third party for construction of a new laboratory to replace one of the Company's existing facilities. Following its completion in November of 1992, the building was leased to the Company by this third party. Such transaction is treated as a capital lease for financial reporting purposes. The associated lease term continues for a period of 15 years, expiring in 2007. Under the terms of this

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

guarantee, as modified, the Company is required to maintain 105% of the outstanding loan balance including any overdue interest as collateral in a custody account established and maintained at the lending institution. As of December 31, 1997 and 1996, the Company had placed $9.5 of investments in the custody account. Such investments are included under the caption "Other assets, net" in the accompanying consolidated balance sheets.

      In January, 1998 the third party sold this facility to a Real Estate Investment Trust company. This transaction relieved the original guarantee required of the Company. Currently, a rent deposit of $1.5 is the only requirement imposed by the new property owners. On February 2, 1998, the Company received $8.0 of the investments previously held in the custodial account. The proceeds were used to reduce revolving loan balances outstanding.

      The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 1997 are as follows:

                                   Operating         Capital
                                   ---------         --------
     1998                             41.1              3.6
     1999                             32.9              3.7
     2000                             25.4              2.8
     2001                             18.0              2.6
     2002                             14.7              2.4
     Thereafter                       58.4             12.4
                                    ------           ------

     Total minimum lease payments    190.5             27.5
     Less:
       Amounts included in
         restructuring accruals         --             15.3
       Amount representing interest     --              5.0
                                    ------           ------
     Total minimum operating
       lease payments and
       present value of minimum
       capital lease payments      $ 190.5          $   7.2
                                    ======           ======

     Current                                        $   1.4
     Non-current                                        5.8
                                                     ------
                                                    $   7.2
                                                     ======

      Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $67.9, $70.6 and $60.4 for the years ended December 31, 1997, 1996 and 1995, respectively.

17.  PENSION AND POSTRETIREMENT PLANS

      The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

who are age 21 or older and have been employed by the Company for at least six consecutive months and completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $6.9, $7.5 and $5.8 in 1997, 1996 and 1995, respectively.

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

      The Company's policy is to fund the Company Plan with at least the minimum amount required by applicable regulations. The components of net periodic pension cost for each of the defined benefit plans are summarized as follows:

                              Company Plan            RBL Plan
                           -------------------  --------------------
                               Years ended       Eight months ended
                               December 31,          December 31,
                            1997   1996   1995          1995
                           -------------------   -------------------
Service cost               $10.3  $10.3  $ 3.2         $ 2.6
Interest cost                7.9    7.0    2.7           2.3
Actual return on
  plan assets              (20.2) (11.9)  (7.6)         (4.3)
Net amortization and
  deferral                  10.0    3.3    4.2           1.2
                            ----    ----  ----          ----
Net periodic pension cost  $ 8.0  $ 8.7  $ 2.5         $ 1.8
                            ====   ====   ====          ====

The status of the defined benefit plans are as follows:

                                                   Company Plan
                                                ------------------
                                                    December 31,
                                                   1997    1996
                                                ------------------
Actuarial present value
  of benefit obligations:
    Vested benefits                             $ 105.3  $  86.2
    Non-vested benefits                            16.1     11.2
                                                 ------   ------
Accumulated benefit obligation                    121.4     97.4
Effect of projected future salary increases         7.0      6.3
                                                 ------   ------
Projected benefit obligation                      128.4    103.7
Fair value of plan assets,principally
  corporate equity securities and fixed
  income investments                              118.5     96.2
                                                 ------   ------
Unfunded projected benefit obligation               9.9      7.5
Unrecognized prior service cost                    15.5     17.4
Unrecognized net loss                             (16.9)   (14.9)
                                                 ------   ------
Accrued pension cost                            $   8.5  $  10.0
                                                 ======   ======

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Assumptions used in the accounting for the defined benefit plans were as follows:

                                                  Company Plan
                                                -----------------
                                                 1997      1996
                                                -----------------

Weighted average discount rate                    7.00%    7.75%
Weighted average rate of increase
  in future compensation levels                   4.0%     4.0%
Weighted average expected long-
  term rate of return                             9.0%     9.0%

      In addition, the Company assumed obligations under RBL's postretirement medical plan effective with the Merger. Effective July 1, 1995, coverage under the plan was restricted to certain existing RBL employees. This plan is unfunded and the Company's policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

                                                             Eight Months
                                 Year ended     Year ended      ended
                                December 31,   December 31,  December 31,
                                   1997           1996          1995
                               -------------  ------------  ------------

Service cost                     $  1.0         $  0.9        $  1.1
Interest cost                       2.4            1.4           1.4
                                  -----          -----         -----
Postretirement benefit costs     $  3.4         $  2.3        $  2.5
                                  =====          =====         =====

The status of the plan is as follows:
                                                       December 31,
                                                      1997     1996
                                                    -----------------
Accumulated postretirement benefit
  obligation:
    Retirees                                        $  6.2   $  4.9
    Fully eligible active plan participants           14.4      8.9
    Other active plan participants                    20.0     14.8
                                                     -----    -----
                                                      40.6     28.6
Unrecognized net loss                                (11.2)    (1.6)
                                                     -----    -----
Accrued postretirement benefit obligation           $ 29.4   $ 27.0
                                                     =====    =====

      The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation were 7.1% and 7.9%, respectively, as of December 31, 1997 and 1996. The health care cost trend rate was assumed to be 8.0% and 8.5%, respectively, declining gradually to 5.0% in the year 2006 and thereafter. The health care cost trend rate has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $7.6 million. The impact of a percentage point increase on the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost results in an increase of $0.7.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

18.  QUARTERLY DATA (UNAUDITED)

     The following is a summary of unaudited quarterly data:
                                       Year ended December 31, 1997
                               --------------------------------------------
                                 1st      2nd      3rd      4th      Full
                               Quarter  Quarter  Quarter  Quarter    Year
                               -------  -------  -------  -------  --------
Net sales                      $ 391.5  $ 389.6  $ 376.5  $ 361.4  $1,519.0
Gross profit                     114.3    117.9    113.8     92.5     438.5
Net earnings (loss)                2.4      4.1      5.4   (118.8)   (106.9)
Less preferred dividends            --      1.1     12.0     10.3      23.4
Less accretion of mandatorily
  redeemable preferred stock        --       --      0.2      0.3       0.5
Net earnings (loss)
  attributable to common
  shareholders                     2.4      3.0     (6.8)  (129.4)   (130.8)
Basic and diluted earnings
  (loss) per common share          0.02     0.02    (0.05)   (1.05)    (1.06)

                                       Year ended December 31, 1996
                               --------------------------------------------
                                 1st      2nd      3rd      4th      Full
                               Quarter  Quarter  Quarter  Quarter    Year
                               -------  -------  -------  -------  --------
Net sales                      $ 403.9  $ 410.0  $ 402.6  $ 391.2  $1,607.7
Gross profit                     100.6    109.5    102.5    111.2     423.8
Net earnings (loss)                5.9    (14.2)  (146.4)     1.2    (153.5)
Basic and diluted earnings
  (loss) per common share          0.05    (0.12)   (1.19)    0.01     (1.25)

      During the fourth quarter of 1997, the Company recorded a provision for doubtful accounts of $182.0, which was approximately $160.0 greater than the amount recorded in the fourth quarter of 1996. This pre-tax charge was made to increase the allowance for doubtful accounts to a level that management believes is appropriate to reduce its accounts receivable to the net amount that management believes will ultimately be collected.

      In the fourth quarter of 1997, the Company recorded a pre-tax charge of $22.7, related primarily to a restructuring charge associated with the downsizing of its Long Island, New York facility and the future consolidation into its Raritan, New Jersey facility.

      In the second quarter of 1997 the Company determined that approximately $12.6 of existing restructuring reserves were excessive due largely to expected proceeds from subleases and asset disposals. Also, in the second quarter of 1997 the Company decided to downsize the Winston-Salem, North Carolina laboratory and redirect specimen volumes to other company facilities in order to realize operational efficiencies. Restructuring charges related to the closing of the Winston-Salem laboratory totaled $12.6.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      In the third quarter of 1996, the Company recorded a pre-tax charge of $185.0 to increase reserves related to the 1996 Government Settlement and other related expenses of government and private claims resulting therefrom.

      In the second quarter of 1996, the Company recorded a pre-tax charge of $23.0 relating to the shutdown of its La Jolla administrative facility and other non-recurring charges. In addition, the Company recorded an additional $10.0 provision for doubtful accounts which was based on the Company's determination that additional reserves were needed, based on trends that became evident in the second quarter, for lower collection rates, primarily from Medicare.

19.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 requires presentation of segment information under the "management approach," which aligns segments disclosure with the way that management organizes the segments within the enterprise for making operational decisions and assessing performance.

      In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This Statement is effective for fiscal years beginning after December 15, 1997. The objective of SFAS No. 132 is to provide financial statement users with more comparable, understandable and concise information concerning the employer's obligations to fund retirement plans and provide postretirement benefits. The Statement only applies to disclosures and does not address the measurement of the employer's obligation.

      Management has not yet completed its assessment of how these standards will impact existing disclosures. The Company will adopt these standards in 1998 as required.

                                                       SCHEDULE II

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              Years Ended December 31, 1997, 1996 and 1995
                         (Dollars in Millions)

----------------------------------------------------------------------------------------
                               Balance                    Charged      Other
                                 at                          to       (Deduct-   Balance
                              beginning Acquis-  Charged  Costs and      ions)    at end
                               of year  itions  to Sales  Expenses    Additions  of year
----------------------------------------------------------------------------------------
Year ended December 31, 1997:
  Applied against asset
    accounts:

  Contractual allowances
  and allowance for
  doubtful accounts           $ 111.6   $    --  $  61.0   $ 250.5     $(227.7)   $ 195.4
                               ======    ======   ======    ======      ======     ======

  Valuation allowance-
   deferred tax assets        $  32.0   $    --  $    --   $  10.0     $    --    $  42.0
                               ======    ======   ======    ======      ======     ======


Year ended December 31, 1996:
  Applied against asset
    accounts:

  Contractual allowances
  and allowance for
  doubtful accounts           $  90.4   $    --  $  67.3  $  81.5      $(127.6)   $ 111.6
                               ======    ======   ======   ======       =======    ======

  Valuation allowance-
   deferred tax assets        $    --   $    --  $    --  $  32.0      $    --    $  32.0
                               ======    ======   ======   ======       =======    ======


Year ended December 31, 1995
  Applied against asset
    accounts:

  Contractual allowances
  and allowance for
  doubtful accounts           $  65.3   $  33.2  $  82.8  $  64.8      $(155.7)   $  90.4
                               ======    ======   ======   ======       ======     ======



