Form 10-K405/A
period 1997-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1998-04-29
CIK 920148

10K405/A-The Company's Annual Report on Form 10-K for the year ended December 31, 1997 dated March 30, 1998 and filed with the Commissionon March 30, 1998 (the "1997 Form 10-K") is hereby amended as set forth herein.

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K/A
(Mark One)
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

The Company's Annual Report on Form 10-K for the year ended December 31, 1997 dated March 30, 1998 and filed with the commission on March 30, 1998 (the "1997 Form 10-K" is hereby amended as set forth herein.

                                   PART III

      The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1998 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 1998.

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

                           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           ------------------------------------------
                                        Registrant


                              By:/s/ THOMAS P. MAC MAHON
                                 ------------------------------------
                                 Thomas P. Mac Mahon
                                 Chairman of the Board, President
                                 and Chief Executive Officer






Dated:  April 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on April 29, 1998 in the capacities indicated.

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