Form 10-Q
period 1998-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1998-05-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 1998
                              -----------------------------------
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ---------------     ---------------

Commission file number                  1-11353
                       -------------------------------------------

           LABORATORY CORPORATION OF AMERICA HOLDINGS
-------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                DELAWARE                          13-3757370
-------------------------------------------------------------------
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization)          Identification No.)

    358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA 27215
-------------------------------------------------------------------
(Address of principal executive offices)          (Zip code)

                         (336) 229-1127
-------------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 124,506,673 shares as of April 17, 1998, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of April 17, 1998, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                MARCH 31,       DECEMBER 31,
                                                  1998              1997
                                                --------        -----------
  ASSETS
Current assets:
  Cash and cash equivalents                     $   18.7         $   23.3
  Accounts receivable, net                         342.2            330.6
  Inventories                                       30.2             36.0
  Prepaid expenses and other                        18.4             16.9
  Deferred income taxes                            110.9            112.0
  Income taxes receivable                            2.5              8.8
                                                --------         --------
 Total current assets                              522.9            527.6

Property, plant and equipment, net                 257.8            254.9
Intangible assets, net                             838.4            851.3
Other assets, net                                   15.5             24.7
                                                --------         --------
                                                $1,634.6         $1,658.5
                                                ========         ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   59.8         $   55.9
  Accrued expenses and other                       137.2            140.7
  Current portion of long-term debt                 11.6               --
                                                --------         --------
 Total current liabilities                         208.6            196.6

Revolving credit facility                           10.0             40.0
Long-term debt, less current portion               632.2            643.8
Capital lease obligation                             5.3              5.8
Other liabilities                                  142.3            142.3

Commitments and contingent liabilities                --               --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock, $0.10 par
  value, 4,363,202 shares issued and
  outstanding at March 31, 1998 and December
  31, 1997 (aggregate preference value of
  $218.2)                                          212.7            212.6

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value, 6,017,712
  and 5,892,495 shares issued and outstanding
  at March 31, 1998 and December 31, 1997
  respectively (aggregate preference value of      294.7            288.3
  $300.9)

Shareholders' equity:
  Common stock, $0.01 par value; 520,000,000
    shares authorized; 124,506,673 and
    123,542,614 shares issued and outstanding
    at December 31, 1998 and 1997,
    respectively                                     1.2              1.2
  Additional paid-in capital                       414.4            412.8
  Accumulated deficit                             (286.8)          (284.9)
                                                --------         --------


   Total shareholders' equity                      128.8            129.1
                                                --------         --------
                                                $1,634.6         $1,658.5
                                                ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                          ----------------------
                                            1998          1997
                                          --------      --------
Net sales                                 $  373.0      $  391.5

Cost of sales                                255.7         277.2
                                          --------      --------
Gross profit                                 117.3         114.3

Selling, general and
  administrative expenses                     80.3          78.9

Amortization of intangibles
  and other assets                             7.6           7.6
                                          --------      --------

Operating income                              29.4          27.8

Other income (expenses):
  Gain on sale of assets                       2.0            --
  Investment income                            0.3           0.8
  Interest expense                           (12.9)        (22.7)
                                          --------      --------
Earnings before income taxes                  18.8           5.9

Provision for income taxes                     9.5           3.5
                                          --------      --------
Net earnings                                   9.3           2.4

Less preferred stock dividends               (11.0)           --
Less accretion of mandatorily redeemable
  preferred stock                             (0.2)           --
                                          --------      --------
Net earnings (loss) attributable to
  common shareholders                     $   (1.9)     $    2.4
                                          ========      ========

Basic and diluted earnings (loss)
  per common share                        $  (0.01)     $   0.02
                                          ========      ========



The accompanying notes are an integral part of these condensed consolidated financial statements.




         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             ---------------------
                                               1998         1997
                                             --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                 $  9.3       $  2.4

 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Restructuring and non-recurring
       charges, net of payments                (2.1)        (5.7)
     Net gain on disposals                     (2.0)        (0.6)
     Depreciation and amortization             21.3         21.9
     Deferred income taxes, net                 1.5          2.0
     Change in assets and liabilities,
      net of effects of acquisitions:
      Increase in accounts receivable, net    (13.3)       (13.6)
      Decrease in inventories                   5.6          1.2
      Increase in prepaid expenses and
        other                                  (1.5)        (0.8)
      Change in income taxes
         receivable/payable, net                6.3          1.2
      Increase(decrease)in accounts
         payable                                3.9         (1.7)
      Increase (decrease)in accrued
         expenses and other                    (1.1)         8.8
      Other, net                                 --         (5.3)
                                             ------       ------
 Net cash provided by operating activities     27.9          9.8
                                             ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (17.1)        (3.1)
  Proceeds from sale of assets                 11.0          0.6
  Refund of lease guaranty                      8.0           --
                                             ------       ------
 Net cash provided by (used for) for
    investing activities                        1.9         (2.5)
                                             ------       ------




                                 (continued)


         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             --------------------
                                               1998         1997
                                             --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from revolving credit
    facilities                               $   --       $  25.0
  Payments on revolving credit
    facilities                                (30.0)        (12.0)
  Payments on long-term debt                     --         (18.7)
  Deferred payments on acquisitions            (1.4)         (1.4)
  Payment of preferred stock dividends         (4.6)           --
  Cash received for issuance of common
    stock                                       1.6            --
 Net cash used for financing activities       (34.4)         (7.1)
  Net increase (decrease) in cash
    and cash equivalents                       (4.6)          0.2
  Cash and cash equivalents at
    beginning of period                        23.3          29.3
                                             ------        ------
  Cash and cash equivalents at
    end of period                            $ 18.7        $ 29.5
                                             ======        ======


Supplemental schedule of cash
  flow information:
  Cash (paid) received during the year
  for:
     Interest                                $(10.3)       $(19.3)
     Income taxes, net of refunds              (2.4)          1.8

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                      6.4            --
 Accretion of mandatorily redeemable
    preferred stock                             0.2            --




The accompanying notes are an integral part of these condensed consolidated financial statements.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

       The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly owned subsidiaries (the "Company") after elimination of all material intercompany accounts and transactions.

      The condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items, except the one-time gain on the sale of assets as discussed in Note 4. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report.

2.   EARNINGS PER SHARE

     Basic and diluted earnings (loss) per share are based upon the weighted average number of shares outstanding during the three months ended March 31, 1998 and 1997 of 124,397,655 shares and 122,935,080 shares, respectively.

      The effect of conversion of the Company's redeemable preferred stock, or exercise of the Company's stock options or warrants was not included in the computation of diluted earnings per common share as it would have been anti-dilutive for all applicable periods presented.

3.   RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:

                                     Asset         Lease and
                      Severance   revaluations   other facility
                        costs    and write-offs   obligations    Total
                      ---------  --------------  --------------  ------
 Balance at
  December 31, 1997      3.7           4.0            30.9         38.6
  Cash payments         (0.8)         (0.3)           (1.0)        (2.1)
                      ------        ------          ------       ------

 Balance at
  March 31, 1998      $  2.9        $  3.7          $ 29.9       $ 36.5
                      ======        ======          ======       ======

 Current                                                         $ 19.7
 Non-current                                                       16.8
                                                                 ------
                                                                 $ 36.5
                                                                 ======

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


4.   SALE OF ASSETS

     During March, the Company sold certain assets of its veterinary testing business to Antech Diagnostics, a subsidiary of Veterinary Centers of America, Inc. Under the agreement, which became effective March 1, 1998, the Company will retain the animal studies portion of the business for clinical trials testing, one of its targeted niche businesses.

5.   INTEREST RATE SWAP

      The Company entered into an interest rate swap on January 12, 1998. The notional amount of the swap is $350.0 through January 16, 2001 and reduced to $200.0 from that date through January 13, 2003, the termination date of the agreement. The fixed rate the Company will pay for this swap agreement is 5.70%. This transaction resulted from the early termination of an existing swap agreement. The same notional amount was rolled into this agreement while extending the term an additional 4.5 years. The above swap, coupled with the existing agreements have effectively changed the interest rate exposure on $600.0 million of floating rate debt to a weighted average fixed interest rate of 6.77%. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

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

      The Company has no elements of other comprehensive income, as defined in SFAS No. 130, for the three month periods ended March 31, 1998 and 1997. Management has not yet completed its assessment of how the other standards listed above will impact existing disclosures. The Company will adopt these standards in 1998 as required.

OVERVIEW

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,
and  Section  21E of the Securities Exchange Act of 1934,  as  amended.   In
addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ
materially   from  those  projected  or  suggested  in  any  forward-looking statements as a result of a wide variety of factors and conditions, which have been described in the section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, entitled, "Cautionary Statement for
Purposes   of  the  `Safe  Harbor'  Provisions  of  the  Private  Securities
Litigation Reform Act of 1995" and other documents the Company files from time to time with the Securities and Exchange Commission including the Company's quarterly reports on Form 10-Q and current reports on Form 8-K, and shareholders are specifically referred to these documents with regard to factors and conditions that may affect future results.

RESULTS OF OPERATIONS

Three Months ended March 31, 1998 compared with Three Months ended March 31,
1997.

      Net sales for the three months ended March 31, 1998 were $373.0, a decrease of approximately 4.7% from $391.5 reported in the comparable 1997 period. The sales decline was a result of lower testing volume, attributable to the Company's program of selectively eliminating unprofitable accounts and carefully evaluating the acceptability of new business, as well as changes in physicians ordering patterns caused by new government and private reimbursement policies, and hospitals aggressively competing in the outpatient testing market. The Company's price per accession remained stable in comparison to the corresponding 1997 quarter.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)

     Cost of sales, which includes primarily laboratory and distribution costs, was $255.7 for the three months ended March 31, 1998 compared to $277.2 in the corresponding 1997 period, a decrease of $21.5. Cost of sales decreased approximately $8.3 due to the decrease in volume, approximately $11.7 due to a decrease in salaries and benefits and approximately $1.5 primarily relating to testing supplies, maintenance, outside reference testing, rental and miscellaneous expense categories as a result of the Company's cost reduction programs. Cost of sales as a percentage of net sales was 68.6% for the three months ended March 31, 1998 and 70.8% in the corresponding 1997 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

     Selling, general and administrative expenses increased to $80.3 for the three months ended March 31, 1998 from $78.9 in the same period in 1997. The primary reason for the increase in these expenses is due to additional costs, primarily salaries, consulting fees incurred to address billing issues, selling and other marketing related expenses. Total bad debt expense decreased approximately $0.5, or 0.1% of net sales, from the comparable 1997 period. The decrease is primarily a result of the improvement in the Company's cash collection rates. See "Liquidity and Capital Resources." As a percentage of net sales, selling, general and administrative expenses were 21.5% and 20.2% for the three months ended March 31, 1998 and 1997, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above.

     The amortization of intangibles and other assets was $7.6 for the three months ended March 31, 1998 and 1997.

     Net interest expense was $12.9 for the three months ended March 31, 1998 compared with $22.7 for the same period in 1997. The change resulted primarily from decreased borrowings resulting from the Company's recapitalization in June, 1997 and payments made to reduce the Company's revolving credit facility.

     The provision for income taxes as a percentage of earnings before taxes was 50.5% for the three months ended March 31, 1998 compared to 59.3% for the three months ended March 31, 1997. The Company's effective tax rate is significantly impacted by non-deductible amortization of intangible assets. As earnings before income taxes increases, this non-deductible amortization decreases in proportion to such earnings resulting in a decrease in the effective tax rate.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)


LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $27.9 and $9.8 for the three months ended March 31, 1998 and March 31, 1997, respectively. The increase in cash flow from operations primarily resulted from improved earnings, decline in restructuring payments, a decrease in inventories, collection of income tax refunds and an increase in accounts payable. Capital expenditures were $17.1 and $3.1 for the first three months of 1998 and 1997, respectively. The Company expects capital expenditures to be approximately $70.0 in 1998 to further automate laboratory processes to improve efficiency. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's credit facilities. The Company received approximately $11.0 in proceeds from the sale of assets and an additional $8.0 refund of a lease guaranty.

      During 1996 and 1997, the Company experienced a deterioration in the timeliness of cash collections and a corresponding increase in accounts receivable. The primary causes of this situation were the increased medical necessity and related diagnosis code requirements from third-party payors and the complexities in the billing process (data capture) arising from changing requirements of private insurance companies (managed care). The Company believes it has stabilized collection rates and improved the collection of accounts receivable. In the first quarter of 1998, the Company's days sales outstanding remained stable in comparison to the fourth quarter of 1997. Although the Company continues to work towards reducing the overall number of days sales outstanding, additional changes in requirements of third-party payors could increase the difficulty in collections. There can be no assurance of the success of the Company's plans to improve collections and, due to changes in medical necessity requirements, the Company expects accounts receivable balances to continue to exceed 1995 levels.

      For a discussion of legal proceedings which may impact the Company's liquidity and capital resources see "Part II - Other Information -- Item 1:
Legal Proceedings."

      Cash  and  cash  equivalents on hand, cash flows from  operations  and additional borrowing capabilities under the Amended Revolving Credit Facility are expected to be sufficient to meet anticipated operating requirements and provide funds for capital expenditures and working capital for the foreseeable future.

REGULATION AND REIMBURSEMENT

      On April 1, 1997, the Health Care Financing Administration's (HCFA) new Automated Chemistry Profile Rules went into effect. The policy, which

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)

was  developed   by   HCFA  working  with  the American Medical Association,
eliminates  the  old  commonly  used  "19-22  test"  automated   chemistry
profile, sometimes referred to as a "SMAC" and replaces it with four new panels of "clinically relevant" automated tests (each containing from 4 to 12 chemistry tests). The Company believes that it has taken all steps necessary to be in compliance with the new HCFA requirements.

      In addition, all major laboratory companies, including the Company, will be required to eliminate the old chemistry profiles from their standard test requisition forms and standard test offerings by July 1, 1998. The Company has developed a new "Universal" test requisition which incorporates all required changes which will be available at all locations on or before July 1, 1998.

      These new rules are intended to reduce the number of non-Medicare covered "screening tests" which Medicare believes have in the past been inappropriately billed to Medicare. Due to the variety of new rules (including limited coverage rules) which have been adopted recently to address this issue, the Company does not believe a meaningful estimate of the potential financial impact of this new rule can be made at this time.

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



Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                27   Financial Data Schedule (electronically
                     filed version only).

          (b)   Reports on Form 8-K

                (1) A current report on Form 8-K dated March 3, 1998 was filed on March 9, 1998, by the registrant, in connection with the press release dated March 3, 1998 announcing operating results of the Company for the three and twelve month periods ended December 31, 1997 as well as certain other information.

                (2) A current report on Form 8-K dated March 5, 1998 was filed on March 10, 1998, by the registrant, in connection with the press release dated March 5, 1998 announcing that it has sold certain assets of its veterinary testing business to Antech Diagnostics a subsidiary of Veterinary Centers of America, Inc.

                (3) A current report on Form 8-K dated April 22, 1998 was filed on May 7, 1998, by the registrant, in connection with the press release dated April 22, 1998 announcing that it has entered into a definitive agreement with Medlab, Inc. (Medlab) to acquire certain of the assets of Medlab.

                (4) A current report on Form 8-K dated April 23, 1998 was filed on May 7, 1998, by the registrant, in connection with the press release dated April 23, 1998 announcing the appointment of Myla Lai-Goldman, M.D. to the newly-created position of Executive Vice President, Chief Scientific Officer and Medical Director of LabCorp.

                (5) A current report on Form 8-K dated April 28, 1998 was filed on May 7, 1998, by the registrant, in connection with the press release dated April 28, 1998 announcing an exclusive partnership with VIRCO, a Belgian-based biotechnology company, to offer blood analysis tests that will tell doctors and their HIV+ patients which drugs are likely to be effective against the individual patient's virus and which are not.

                (6) A current report on Form 8-K dated April 30, 1998 was filed on May 7, 1998, by the registrant, in connection with the press release dated April 30, 1998 announcing operating results of the Company for the quarter ended March 31, 1998, as well as certain other information.

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



                 LABORATORY CORPORATION OF AMERICA HOLDINGS
                                 Registrant



                             By:/s/ THOMAS P. MAC MAHON
                                -------------------------------------
                                    Thomas P. Mac Mahon
                                    Chairman, President and Chief
                                    Executive Officer



                             By:/s/ WESLEY R. ELINGBURG
                                ------------------------------------
                                    Wesley R. Elingburg
                                    Executive Vice President, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)




Date:  May 14, 1998