Form 10-Q
period 1998-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 1998-08-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 1998
                             -------------------------------------
                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     ---------------

Commission file number             1-11353
                       -------------------------------------------

         LABORATORY CORPORATION OF AMERICA HOLDINGS
------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

           DELAWARE                          13-3757370
------------------------------------------------------------------
 (State or other jurisdiction of        (IRS Employer
 incorporation or organization)         Identification No.)

 358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA 27215
------------------------------------------------------------------
(Address of principal executive offices)          (Zip code)

                     (336) 229-1127
------------------------------------------------------------------
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 125,252,812 shares as of July 31, 1998, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of July 31, 1998, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.


         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                         JUNE 30,        DECEMBER 31,
                                       ----------       ------------
                                          1998              1997
                                       ----------       ------------
 ASSETS
Current assets:
  Cash and cash equivalents           $   15.5          $   23.3
  Accounts receivable, net               356.2             330.6
  Inventories                             29.9              36.0
  Prepaid expenses and other              17.4              16.9
  Deferred income taxes                   37.5             112.0
  Income taxes receivable                   --               8.8
                                      --------          --------
 Total current assets                    456.5             527.6

Property, plant and equipment, net       254.7             254.9
Intangible assets, net                   832.8             851.3
Other assets, net                         25.3              24.7
                                      --------          --------
                                      $1,569.3          $1,658.5
                                      ========          ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $   51.2          $   55.9
  Accrued expenses and other             145.6             140.7
  Current portion of long-term debt       23.2                --
                                      --------          --------
 Total current liabilities               220.0             196.6

Revolving credit facility                   --              40.0
Long-term debt, less current portion     620.6             643.8
Capital lease obligation                   4.9               5.8
Other liabilities                         79.4             142.3

Commitments and contingent liabilities      --                --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock, $0.10
  par value, 4,363,178 and 4,363,202
  shares issued and outstanding at
  June 30, 1998 and December 31, 1997,
  respectively (aggregate preference
  value of $218.2)                       212.8             212.6

  Series B 8 1/2% Convertible
  Pay-in-Kind Preferred Stock, $0.10
  par value, 6,145,587 and 5,892,495
  shares issued and outstanding at June
  30, 1998 and December 31, 1997,
  respectively (aggregate  preference
  value of $307.3)                       301.5            288.3

Shareholders' equity:
  Common stock, $0.01 par value;
    520,000,000 shares authorized;
    124,506,673 and 123,542,614
    shares issued and outstanding at
    June 30, 1998 and December 31,
    1997, respectively                     1.2               1.2
  Additional paid-in capital             414.4             412.8
  Accumulated deficit                   (285.5)           (284.9)
                                       -------           -------


  Total shareholders' equity             130.1             129.1
                                      --------          --------
                                      $1,569.3          $1,658.5
                                      ========          ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                            SIX MONTHS ENDED   THREE MONTHS ENDED
                                 JUNE 30,           JUNE 30,
                            ----------------   ------------------
                              1998     1997      1998      1997
                            -------   ------   -------    -------
Net sales                  $ 759.1   $ 781.1   $ 386.1    $ 389.6
Cost of sales                513.5     548.9     257.8      271.7
                           -------   -------   -------    -------

Gross profit                 245.6     232.2     128.3      117.9
Selling, general and
  administrative expenses    163.7     158.2      83.4       79.3

Amortization of intangibles
  and other assets            15.2      15.4       7.5        7.7
                           -------   -------   -------    -------

Operating income              66.7      58.6      37.4       30.9

Other income (expenses):
  Gain/(loss)on sale of
   assets                      1.9        --      (0.1)        --
  Investment income            0.6       1.4       0.2        0.6
  Interest expense           (25.0)    (43.9)    (12.1)     (21.3)
                           -------   -------   -------    -------
Earnings before income
  taxes                       44.2      16.1      25.4       10.2

Provision for income taxes    22.1       9.7      12.6        6.1
                           -------   -------   -------    -------

Net earnings                  22.1       6.4      12.8        4.1

Less preferred stock
  dividends                   22.3       1.2      11.3        1.2
Less accretion of
  mandatorily redeemable
  preferred stock              0.4        --       0.2         --
                           -------   -------   -------    -------
Net earnings (loss)
  attributable to common
  shareholders             $  (0.6)  $   5.2   $   1.3    $   2.9
                           =======   =======   =======    =======

Basic and diluted earnings
  (loss) per common share  $ (0.00)  $  0.04   $  0.01    $  0.02
                           =======   =======   =======    =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                             SIX MONTHS ENDED
                                                JUNE 30,
                                          -------------------
                                           1998         1997
                                          ------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                              $ 22.1      $  6.4

 Adjustments to reconcile net earnings
   to net cash provided by operating
     activities:
      Net decrease in restructuring
          reserves                          (3.8)       (6.4)
      Net gain on disposals                 (1.9)         --
      Depreciation and amortization         42.7        43.8
      Deferred income taxes, net            15.0         7.4
      Change in assets and liabilities,
       net of effects of acquisitions:
       Increase in accounts receivable,
        net                                (27.4)      (12.5)
       Decrease  in inventories              6.0         3.3
       Increase in prepaid expenses
         and other                          (0.5)       (1.2)
       Change in income taxes
         receivable/payable, net             8.8        59.4
       Decrease in accounts
         payable                            (4.7)      (13.1)
       Increase in accrued expenses
         and other                          11.0        (6.3)
       Other, net                           (1.8)       (6.4)
                                          ------      ------
 Net cash provided by operating
   activities                               65.5        74.4
                                          ------      ------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                     (28.7)       (7.8)
  Proceeds from sale of assets              12.3          --
  Refund of lease guaranty                   8.0          --
  Acquisition of businesses                (10.4)         --
                                          ------      ------

Net cash used for investing
  activities                               (18.8)       (7.8)
                                          ------      ------


                                 (continued)

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                          --------------------
                                            1998         1997
                                          -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from revolving credit
    facilities                            $ 10.0       $  25.0
  Payments on revolving credit
    facilities                             (50.0)       (321.0)
  Payment on loan from affiliate              --        (187.0)
  Payments on long-term debt                  --         (68.8)
  Payments on long-term lease obligations   (0.8)           --
  Deferred payments on acquisitions         (6.0)         (1.8)
  Net proceeds from sale of redeemable
    preferred stock                           --         487.1
  Net proceeds form issuance of stock to
    employee stock plan                       --           1.4
  Payment of preferred stock dividends      (9.2)           --
  Cash received for issuance of common
    stock                                    1.5            --
                                          ------        ------
Net cash used for financing activities     (54.5)        (65.1)
                                          ------        ------
  Net (decrease) increase in cash
    and cash equivalents                    (7.8)          1.5
  Cash and cash equivalents at
    beginning of period                     23.3          29.3
                                          ------        ------
  Cash and cash equivalents at
    end of period                         $ 15.5        $ 30.8
                                          ======        ======

Supplemental schedule of cash
  flow information:
  Cash (paid) received during the period
  for:
     Interest                             $(25.7)       $(46.1)
     Income taxes                           13.7          60.7

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                  13.0           0.7
 Accretion of mandatorily redeemable
    preferred stock                          0.4            --


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

  The condensed consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly owned subsidiaries (the "Company") after elimination of all material intercompany accounts and transactions.

 The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report.

2.   EARNINGS PER SHARE

  Basic and diluted earnings (loss) per share are based upon the weighted average number of shares outstanding during the three- and six- months ended June 30, 1998 of 124,506,673 shares and 124,452,465 shares, respectively, and the weighted average number of shares outstanding during the three- and six-months ended June 30, 1997 of 122,935,080.

  The effect of conversion of the Company's redeemable preferred stock, or exercise of certain of the Company's stock options or warrants was not included in the computation of diluted earnings per common share as it would have been anti-dilutive for all applicable periods presented.

3.   RESTRUCTURING RESERVES

  The following represents the Company's restructuring reserves activities for the period indicated:
                                     Asset        Lease and
                      Severance   revaluations   other facility
                        costs    and write-offs    obligations   Total
                      ---------  --------------  --------------  -----
 Balance at
  December 31, 1997      3.7          4.0             30.9        38.6
  Cash payments         (1.0)        (0.4)            (2.4)       (3.8)
                      ------       ------           ------      ------

 Balance at
 June 30, 1998        $  2.7       $  3.6           $ 28.5      $ 34.8
                      ======       ======           ======      ======

 Current                                                        $ 18.6
     Non-current                                                  16.2
                                                                ------
                                                                $ 34.8
                                                                ======

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


4.   BUSINESS ACQUISITION

 During June, the Company completed its acquisition of certain of the assets of Medlab, Inc. for an aggregate purchase price of approximately $9.3. Medlab, Inc. is located in Wilmington, Delaware and has annual sales of approximately $22.0.

5.   NEW ACCOUNTING PRONOUNCEMENTS

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

 In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for fiscal years beginning after June 15, 1999 and standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities and measure them at fair value.

  The Company has no elements of other comprehensive income, as defined in SFAS No. 130, for the six months ended June 30, 1998 and 1997. Management has not yet completed its assessment of how the other standards listed above will impact existing disclosures. The Company will adopt these standards in the required periods.

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

RESULTS OF OPERATIONS

Three  Months ended June 30, 1998 compared with Three Months ended June  30,
1997.

  Net sales for the three months ended June 30, 1998 were $386.1, a decrease of approximately 1% from $389.6 reported in the comparable 1997 period. The sales decline was a result of lower testing volume, attributable to changes in physicians ordering patterns caused by new government and private reimbursement policies, and hospitals aggressively competing in the outpatient testing market. The Company's price per accession increased 3.5% in comparison to the corresponding 1997 quarter.

  Cost of sales, which includes primarily laboratory and distribution costs, was $257.8 for the three months ended June 30, 1998 compared to $271.7 in the corresponding 1997 period, a decrease of $13.9. Cost of sales decreased approximately $2.3 due to the decrease in volume, approximately $4.4 due to a decrease in personnel expenses and approximately $7.2 primarily relating to testing supplies, maintenance, outside reference testing, and rental expense categories as a result of the Company's cost reduction programs. Cost of sales

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLARS IN MILLIONS)


as a percentage of net sales was 66.8% for the three months ended June 30, 1998 and 69.7% in the corresponding 1997 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

  Selling, general and administrative expenses increased to $83.4 for the three months ended June 30, 1998 from $79.3 in the same period in 1997. This increase is primarily due to higher personnel expenses, and selling and marketing related expenses. Total bad debt expense decreased approximately $0.2, or 0.1% of net sales, from the comparable 1997 period. As a percentage of net sales, selling, general and administrative expenses were 21.6% and 20.4% for the three months ended June 30, 1998 and 1997, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above.

  The amortization of intangibles and other assets was $7.5 and $7.7 for the three months ended June 30, 1998 and 1997, respectively.

  Net interest expense was $12.1 for the three months ended June 30, 1998 compared with $21.3 for the same period in 1997. The change resulted primarily from decreased borrowings resulting from the Company's recapitalization in June, 1997 and payments made to reduce the Company's revolving credit facility.

 The provision for income taxes as a percentage of earnings before taxes was 49.6% for the three months ended June 30, 1998 compared to 59.8% for the three  months  ended  June 30, 1997.  The Company's effective  tax  rate  is
significantly impacted by non-deductible amortization   of  intangible  assets.
As earnings before income taxes increases, this non-deductible amortization decreases in proportion to such earnings resulting in a decrease in the effective tax rate.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1997.

 Net sales for the six months ended June 30, 1998 were $759.1, a decrease of approximately 3% from $781.1 reported in the comparable 1997 period. Sales declined 4.5% as a result of lower testing volume, which is a result of industry-wide trends. The decline in sales resulting from volume declines was partially offset by an increase in price per accession of approximately 2% from the comparable 1997 period. The increase in the price per accession was a direct result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts that do not meet Company profitability targets and other price increases.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)

  Cost of sales, which includes primarily laboratory and distribution costs, was $513.5 for the six months ended June 30, 1998 compared to $548.9 in the corresponding 1997 period, a decrease of $35.4. Cost of sales decreased approximately $10.6 due to the decrease in volume, approximately $15.9 due to a decrease in personnel expenses and approximately $8.9 primarily relating to testing supplies, consulting fees, maintenance and rental expense categories as a result of the Company's cost reduction programs. Cost of sales as a percentage of net sales was 67.6% for the six months ended June 30, 1998 and 70.3% in the corresponding 1997 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

  Selling, general and administrative expenses increased to $163.7 for the six months ended June 30, 1998 from $158.2 in the same period in 1997. This increase is primarily due to higher personnel expenses, and selling and marketing related expenses. Total bad debt expense decreased approximately $0.7, or 0.2% of net sales, from the comparable 1997 period. As a percentage of net sales, selling, general and administrative expenses were 21.6% and 20.3% for the six months ended June 30, 1998 and 1997, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above.

  The amortization of intangibles and other assets was $15.2 and $15.4 for the six months ended June 30, 1998 and 1997, respectively.

  Net interest expense was $24.9 for the six months ended June 30, 1998 compared with $44.0 for the same period in 1997. The change resulted primarily from decreased borrowings resulting from the Company's recapitalization in June, 1997 and payments made to reduce the Company's revolving credit facility.

 The provision for income taxes as a percentage of earnings before taxes was 50.0% for the six months ended June 30, 1998 compared to 60.2% for the six months ended June 30, 1997. The Company's effective tax rate is significantly impacted by non-deductible amortization of intangible assets. As earnings before income taxes increases, this non-deductible amortization decreases in proportion to such earnings resulting in a decrease in the effective tax rate.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)


LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $65.5 and $74.4 for the six months ended June 30, 1998 and June 30, 1997, respectively. The decrease in cash flow from operations primarily resulted from a decrease in income tax refunds and an increase in accounts receivable offset by improved earnings and an increase in accrued expenses. Capital expenditures were $28.7 and $7.8 for 1998 and 1997, respectively. The Company expects capital expenditures to be approximately $70.0 in 1998 to further automate laboratory and billing processes to improve efficiency. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's credit facilities. The Company received approximately $12.3 in proceeds from the sale of assets and an additional $8.0 refund of a lease guaranty and made payments for business acquisitions in the amount of approximately $10.4.

  During 1996 and 1997, the Company experienced a deterioration in the timeliness of cash collections and a corresponding increase in accounts receivable. The primary causes of this situation were the increased medical necessity and related diagnosis code requirements from third-party payors and the complexities in the billing process (data capture) arising from changing requirements of private insurance companies (managed care). The Company's cash collection rates, as a percentage of sales, have improved 1.4% as compared to the first six months of 1997. In the second quarter of 1998, the Company's days sales outstanding remained stable in comparison to the preceding two quarters. Although the Company continues to work towards reducing the overall number of days sales outstanding, additional changes in requirements of third-party payors could increase the difficulty in collections. There can be no assurance of the success of the Company's plans to improve collections and, due to the previously mentioned factors, to reduce accounts receivable balances.

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


REGULATION AND REIMBURSEMENT

  On April 1, 1997, the Health Care Financing Administration's (HCFA) new Automated Chemistry Profile Rules went into effect. The policy, which was developed by HCFA working with the American Medical Association, eliminates the old commonly used "19-22 test" automated chemistry profile, sometimes referred to as a "SMAC" and replaces it with four new panels of "clinically relevant" automated tests (each containing from 4 to 12 chemistry tests).
The Company believes that it has taken all steps necessary to be in compliance with the new HCFA requirements.

  As discussed in the First Quarter 10-Q, all major laboratory companies, including the Company, were required to eliminate the old chemistry profiles from their standard test requisition forms and standard test offerings by July 1, 1998. The Company developed and implemented a new "universal" test requisition and "standard test offerings" which successfully incorporated all required changes by the July 1, 1998 deadline.

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



Item 4.   REPORT OF THE INSPECTOR OF ELECTION

     On June 17, 1998 the Company held its 1998 annual meeting. The final tabulation of the votes cast at the meeting was as follows:

                                             FOR        WITHHELD
                                             ---        --------
ELECTION OF THE MEMBERS
OF THE BOARD OF DIRECTORS:
 American Stock Transfer & Trust Company
          Thomas P. Mac Mahon            102,231,265   12,856,400
          James B. Powell, MD            102,245,586   12,842,079
          Jean-Luc Belingard             100,105,881   14,981,784
          Wendy E. Lane                  114,191,547      896,118
          Robert E. Mittelstaedt, Jr.    114,191,091      896,574
          David B. Skinner, MD           114,191,691      895,974
          Andrew G. Wallace, MD          112,050,895    3,036,770

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                                         VOTES       VOTES         VOTES
                                          FOR       AGAINST      ABSTAINED
                                          ---       -------      ---------


RATIFICATION OF THE APPOINTMENT OF
PRICE WATERHOUSE LLP AS THE COMPANY'S
INDEPENDENT AUDITORS FOR THE FISCAL
YEAR ENDING DECEMBER 31, 1998:
 American Stock Transfer & Trust
     Company                         114,899,348    107,460      80,857


     In addition, certain shares of National Health Laboratories Holdings, Inc. which have not been converted to Company shares were eligible to vote at the annual meeting and were voted as follows:

                                             FOR       WITHHELD
                                             ---       --------

ELECTION OF THE MEMBERS
OF THE BOARD OF DIRECTORS:
 American Stock Transfer & Trust Company
          Thomas P. Mac Mahon                300          5
          James B. Powell, MD                305          0
          Jean-Luc Belingard                 305          0
          Wendy E. Lane                      305          0
          Robert E. Mittelstaedt, Jr.        305          0
          David B. Skinner, MD               305          0
          Andrew G. Wallace, MD              305          0



                                            VOTES       VOTES      VOTES
                                             FOR       AGAINST   ABSTAINED
                                            -----      -------   ---------
RATIFICATION OF THE APPOINTMENT OF
PRICE WATERHOUSE LLP AS THE COMPANY'S
INDEPENDENT AUDITORS FOR THE FISCAL
YEAR ENDING DECEMBER 31, 1998:
 American Stock Transfer & Trust Company     305          0         0



Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           27   Financial Data Schedule (electronically
                filed version only).

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES


         (b)  Reports on Form 8-K

               (1) A current report on Form 8-K dated June 10, 1998 was filed on July 8, 1998, by the registrant, in connection with the press release dated June 10, 1998 announcing the completion of its previously announced acquisition of certain of the assets of Medlab, Inc.

               (2) A current report on Form 8-K dated June 12, 1998 was filed on July 8, 1998, by the registrant, in connection with the press release dated June 12, 1998 announcing that its Board of Directors declared dividends on the Company's 8 1/2% Series A Convertible Exchangeable Preferred Stock and the Company's 8 1/2% Series B Convertible Pay-in-Kind Preferred Stock.

               (3) A current report on Form 8-K dated June 23, 1998 was filed on July 8, 1998, by the registrant, in connection with the press release dated June 23, 1998 announcing that it signed two separate laboratory service agreements collectively covering more than 1,500,000 Florida members of the two plans. The first is a multi-year agreement with Health Options, Inc., Blue Cross and Blue Shield of Florida's health maintenance organization, and the second is an agreement to become a provider of laboratory services to Florida members of Humana Medical Plans, Inc., a subsidiary of Humana, Inc.

               (4) A current report on Form 8-K dated June 30, 1998 was filed on July 8, 1998, by the registrant, in connection with the press release dated June 30, 1998 announcing that
                      the Antivirogram-TM-  and  the  Vircogen-TM-,  two   new
                      diagnostic testing  procedures  enabling   physicians to
                      evaluate  resistance  of HIV to antiretroviral  drugs,
                      will be available for commercial use on July 20, 1998 exclusively from LabCorp facilities in the U.S. These
                      new testing   systems  are  an  important   advance   in
                      optimizing   treatment  choices  in  the  fight against
                      HIV/AIDS.

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



                  LABORATORY CORPORATION OF AMERICA HOLDINGS
                                 Registrant



                          By:/s/ THOMAS P. MAC MAHON
                             ---------------------------------
                                 Thomas P. Mac Mahon
                                 Chairman, President and Chief
                                 Executive Officer




                          By:/s/ WESLEY R. ELINGBURG
                             --------------------------------
                                 Wesley R. Elingburg
                                 Executive Vice President, Chief
                                 Financial Officer and
                                 Treasurer (Principal Financial
                                 Officer and Principal Accounting
                                 Officer)


Date:  August 14, 1998