Form 10-Q
period 1998-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 1998-11-13
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 1998
                               ---------------------------------------------
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     --------------------

Commission file number                 1-11353
                       -----------------------------------------------------

                  LABORATORY CORPORATION OF AMERICA HOLDINGS
----------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

           DELAWARE                          13-3757370
----------------------------------------------------------------------------
 (State or other jurisdiction of        (IRS Employer
 incorporation or organization)         Identification No.)

 358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA 27215
----------------------------------------------------------------------------
(Address of principal executive offices)          (Zip code)

                     (336) 229-1127
----------------------------------------------------------------------------
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 125,269,420 shares as of October 31, 1998, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of October 31, 1998, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                         SEPTEMBER 30,     DECEMBER 31,
                                             1998              1997
                                         -------------     ------------
 ASSETS
Current assets:
  Cash and cash equivalents                $   11.6          $   23.3
  Accounts receivable, net                    372.2             330.6
  Inventories                                  28.8              36.0
  Prepaid expenses and other                   17.9              16.9
  Deferred income taxes                        36.2             112.0
  Income taxes receivable                       3.7               8.8
                                           --------          --------
 Total current assets                         470.4             527.6

Property, plant and equipment, net            253.0             254.9
Intangible assets, net                        843.7             851.3
Other assets, net                              28.0              24.7
                                           --------          --------
                                           $1,595.1          $1,658.5
                                           ========          ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   48.8         $    55.9
  Accrued expenses and other                  131.6             140.7
  Current portion of long-term debt            34.8                --
                                           --------          --------
 Total current liabilities                    215.2             196.6

Revolving credit facility                        --              40.0
Long-term debt, less current portion          608.9             643.8
Capital lease obligation                        3.9               5.8
Other liabilities                             116.4             142.3

Commitments and contingent liabilities           --                --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock,
  $0.10 par value, 4,363,178 and
  4,363,202 shares issued and
  outstanding at September 30, 1998
  and December 31, 1997, respectively
  (aggregate preference value of $218.2)      212.9             212.6

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value,
  6,276,182 and 5,892,495 shares issued
  and outstanding at September 30, 1998
  and December 31, 1997, respectively
  (aggregate preference value of $313.8)      308.1             288.3

Shareholders' equity:
  Common stock, $0.01 par value;
  520,000,000 shares authorized;
  125,265,136 and 123,542,614 shares
  issued and outstanding at September 30,
  1998 and December 31, 1997, respectively      1.2               1.2
  Additional paid-in capital                  415.7             412.8
  Accumulated deficit                        (285.4)           (284.9)
  Accumulated other comprehensive income       (1.8)               --
                                           --------          --------
  Total shareholders' equity                  129.7             129.1
                                           --------          --------
                                           $1,595.1          $1,658.5
                                           ========          ========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                             --------------------    -------------------
                                1998       1997        1998       1997
                             ---------   --------    --------   --------
<S)
Net sales                     $  398.3   $  376.5    $1,157.4   $1,157.6

Cost of sales                    270.3      262.7       783.9      811.6
                              --------   --------    --------   --------

Gross profit                     128.0      113.8       373.5      346.0

Selling, general and
  administrative expenses         86.0       79.4       249.7      237.7
Amortization of intangibles
 and other assets                  7.7        7.7        22.8       23.0
                              --------   --------    --------   --------

Operating income                  34.3       26.7       101.0       85.3

Other income (expenses):
  Gain on sale of assets           0.1         --         2.0         --
  Investment income                0.2        0.5         0.8        1.9
  Interest expense               (12.3)     (13.8)      (37.2)     (57.7)
                              --------   --------    --------   --------
Earnings before income taxes      22.3       13.4        66.6       29.5

Provision for income taxes        10.9        8.0        33.1       17.7
                              --------   --------    --------   --------

Net earnings                      11.4        5.4        33.5       11.8
                              --------   --------    --------   --------

Less preferred stock dividends    11.1       12.0        33.4       13.2
Less accretion of mandatorily
  redeemable preferred stock       0.2        0.2         0.6        0.2
                              --------   --------    --------   --------

Net earnings (loss)
  attributable to common
  shareholders                $    0.1   $   (6.8)   $   (0.5)  $   (1.6)
                              ========   ========    ========   ========

Basic and diluted earnings
  (loss)per common share      $   0.00   $  (0.05)   $  (0.00)  $  (0.01)
                              ========   ========    ========   ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                Additional
                                      Common     Paid-in     Accumulated
                                      Stock      Capital       Deficit
                                    --------   -----------   -----------

PERIOD ENDED SEPTEMBER 30, 1997
Balance at beginning of year        $    1.2    $  411.0     $ (154.1)
Comprehensive income:
 Net income                               --          --         11.8

Comprehensive income
Issuance of common stock                  --         1.8           --
Preferred stock dividends                 --          --        (13.2)
Accretion of mandatorily
  redeemable preferred sock              --          --         (0.2)
                                    --------    --------     --------

BALANCE AT SEPTEMBER 30, 1997       $    1.2    $  412.8     $ (155.7)
                                    ========    ========     ========



PERIOD ENDED SEPTEMBER 30, 1998
Balance at beginning of year        $    1.2    $  412.8     $ (284.9)
Comprehensive income:
 Net income                               --          --         33.5
 Other comprehensive income:
    Unrealized loss on securities,
     net of tax                           --          --           --

Comprehensive income
Issuance of common stock                  --         2.9           --
Preferred stock dividends                 --          --        (33.4)
Accretion of mandatorily
  redeemable preferred stock              --          --         (0.6)
                                    --------    --------     --------

BALANCE AT SEPTEMBER 30,1998        $    1.2    $  415.7     $ (285.4)
                                    ========    ========     ========

                                   Accumulated
                                      Other         Total
                                  Comprehensive  Shareholders'
                                     Income         Equity
                                  -------------  ------------

PERIOD ENDED SEPTEMBER 30, 1997
Balance at beginning of year       $    --       $  258.1
Comprehensive income:
  Net income                            --           11.8
                                                  --------
Comprehensive income                                 11.8
Issuance of common stock                --            1.8
Preferred stock dividends               --          (13.2)
Accretion of mandatorily
  redeemable preferred stock            --           (0.2)
                                   --------      --------

BALANCE AT SEPTEMBER 30, 1997      $    --       $  258.3
                                   ========      ========

PERIOD ENDED SEPTEMBER 30, 1998
Balance at beginning of year       $    --       $  129.1
Comprehensive income:
  Net income                            --           33.5
  Other comprehensive income:
     Unrealized loss on securities,
      net of tax                      (1.8)          (1.8)
                                                 --------
Comprehensive income                                 31.7
Issuance of common stock                --            2.9
Preferred stock dividends               --          (33.4)
Accretion of mandatorily
  redeemable preferred stock            --           (0.6)
                                  --------       --------

BALANCE AT SEPTEMBER 30, 1998     $   (1.8)      $  129.7
                                  ========       ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 ------------------
                                                  1998       1997
                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                      $ 33.5     $ 11.8

 Adjustments to reconcile net earnings
   to net cash provided by operating
     activities:
      Net gain on disposals                         (1.8)        --
      Depreciation and amortization                 62.9       64.9
      Deferred income taxes, net                    55.3        9.8
      Change in assets and liabilities,
       net of effects of acquisitions:
         Net decrease in restructuring
           reserves                                (4.8)      (12.5)
         Increase in accounts receivable, net     (43.4)       (7.9)
         Decrease in inventories                    7.1         5.7
         Increase in prepaid expenses and other    (0.9)       (0.2)
         Change in income taxes
           receivable/payable, net                 (6.1)       54.3
         Decrease in accounts payable              (7.1)      (22.9)
         Decrease in accrued expenses and other    (2.6)       (2.0)
         Other, net                                (2.2)       (6.6)
                                                 ------      ------
 Net cash provided by operating activities         89.9        94.4
                                                 ------      ------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (40.1)      (14.8)
  Proceeds from sale of assets                     12.4          --
  Refund of lease guaranty                          8.0          --
  Acquisition of businesses                       (23.7)         --
                                                 ------      ------

 Net cash used for investing
  activities                                      (43.4)      (14.8)
                                                 ------      ------

                            (continued)

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              ---------------------
                                                1998         1997
                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from revolving credit
    facilities                                $  20.0      $  35.0
  Payments on revolving credit
    facilities                                  (60.0)      (346.0)
  Payment on loan from affiliate                   --       (187.0)
  Payments on long-term debt                       --        (68.7)
  Payments on long-term lease obligations        (0.8)          --
  Deferred payments on acquisitions              (6.5)        (4.5)
  Net proceeds from sale of redeemable
    preferred stock                                --        487.0
  Net proceeds from issuance of stock to
    employee stock plan                            --          1.6
  Payment of preferred stock dividends          (13.8)        (5.2)
  Cash received for issuance of common
    stock                                         2.9           --
                                              -------      -------
Net cash used for financing activities          (58.2)       (87.8)
                                              -------      -------

  Net decrease in cash and cash
    equivalents                                 (11.7)        (8.2)
  Cash and cash equivalents at
    beginning of period                          23.3         29.3
                                              -------      -------
  Cash and cash equivalents at
    end of period                             $  11.6      $  21.1
                                              =======      =======

Supplemental schedule of cash
  flow information:
  Cash (paid) received during the period
  for:
     Interest                                 $ (37.3)     $ (53.9)
     Income taxes                                14.3         55.5

Disclosure of non-cash financing
  and investing activities:
   Preferred stock dividends                     19.6          8.0
   Accretion of mandatorily redeemable
     preferred stock                              0.6          0.2
   Unrealized loss on securities available-
     for-sale (net of tax)                        1.8           --



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

2.   EARNINGS PER SHARE

     Basic and diluted earnings (loss) per share are based upon the weighted average number of shares outstanding during the three and nine months ended September 30, 1998 of 125,199,880 shares and 124,704,341 shares, respectively, and the weighted average number of shares outstanding during the three and nine months ended September 30, 1997 of 123,541,076 and 123,139,298 shares, respectively.

      The effect of conversion of the Company's redeemable preferred stock, or exercise of certain of the Company's stock options or warrants was not included in the computation of diluted earnings per common share as it would have been anti-dilutive for all applicable periods presented.

3.   RESTRUCTURING RESERVES

  The following represents the Company's restructuring reserves activities for the period indicated:
                                     Asset         Lease and
                      Severance   revaluations   other facility
                        costs    and write-offs   obligations     Total
 Balance at
  December 31, 1997    $  3.7      $  4.0           $ 30.9      $ 38.6
  Cash payments          (1.2)       (0.4)            (3.1)       (4.7)
                       ------      ------           ------      ------
 Balance at
 September 30, 1998    $  2.5      $  3.6           $ 27.8      $ 33.9
                       ======      ======           ======      ======
 Current                                                        $ 17.9
     Non-current                                                  16.0
                                                                ------
                                                                $ 33.9
                                                                ======

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

4.   INCOME TAXES

      The Company has received a Revenue Agents Report (RAR) from the Internal Revenue Service, concluding audits of the tax years ended 1993, 1994 and 1995. Concurrent with the audits of these years, the Company has filed amended Federal income tax returns for the years 1993-1997, recalculating deductible amounts relating to the allowance for doubtful accounts under Internal Revenue Code Section 475. The amended returns, coupled with adjustments agreed-upon from the RAR, produced a net tax refund receivable of approximately $13.6 which has been recorded in the accompanying Consolidated Balance Sheet as of September 30, 1998. As a result of these amended returns and generation of taxable income during 1998, the Company reduced the amount of its net deferred tax assets related to accounts receivable and net operating loss carry forwards by approximately $51.0.

      The RAR also contained certain adjustments for additional taxes of $14.6 plus interest. The Company disagrees with these adjustments and believes it has sound legal defenses to those items. It is the opinion of management that the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operations or financial position.

5.   BUSINESS ACQUISITION

      During August, the Company completed its acquisition of Universal Standard Healthcare, Inc.'s (UHCI) Michigan-based clinical laboratory division for $9.0 and purchased 1.4 shares of UHCI common stock for $4.3. UHCI's laboratory had 1997 revenues of approximately $37.0. Concurrent with the equity investment in UHCI, the Company has become UHCI's primary clinical laboratory testing provider under a two-year marketing agreement.

6.   ACCUMULATED OTHER COMPREHENSIVE INCOME

      At September 30, 1998, the Company recorded an unrealized loss on the UHCI shares of $1.8, net of related deferred tax benefit of $1.2.

7.   NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued and establishes standards for reporting and displaying comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements of SFAS No. 130 have been included in the Company's Consolidated Statements of Changes in Shareholders' Equity.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", also issued

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)

in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption, however comparative prior period information is required. The disclosure requirements will have no impact on the Company's financial position or results of operations.

      In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" was issued. This Statement is effective for fiscal years beginning after December 15, 1997. The objective of SFAS No. 132 is to provide financial statement users with more comparable, understandable and concise information concerning the employer's obligations to fund retirement plans and provide postretirement benefits. The Statement only applies to disclosures and does not address the measurement of the employer's obligation. The disclosure requirements will have no impact on the Company's financial position or results of operations.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of
Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. Although SOP 98-1 is effective for fiscal years beginning after December 15, 1998, the Company is currently accounting for software costs following the guidance provided by SOP 98-1.

      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement is effective for fiscal years beginning after June 15, 1999, and standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities and measure them at fair value. Adoption is not expected to have a material impact on the Company's financial position or results of operations.

8.   INTEREST RATE SWAP

      The Company entered into a Rate Collar Transaction effective September 20, 1998 through September 20, 2002. The notional amount of the rate collar transaction is $150.0 through September 20, 2002. The Company will pay the three month LIBOR with the exception that if LIBOR falls below 4.25% the Company will pay 5.02% and if LIBOR exceeds 5.90% the Company will pay 5.90%. At September 30, 1998, the interest rate

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)

exposure on $500.0 of floating rate debt has effectively changed to a weighted average fixed interest rate of 6.70% as a result of existing swap activity. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 1998 compared with Three Months ended September 30, 1997.

     Net sales for the three months ended September 30, 1998 were $398.3, an increase of 5.8% from $376.5 reported in the comparable 1997 period. The sales increase was a result of a 4.4% increase in price and a 1.4% increase in volume in comparison to the corresponding 1997 quarter.

      Cost of sales, which includes primarily laboratory and distribution costs, was $270.3 for the three months ended September 30, 1998 compared to $262.7 in the corresponding 1997 period, an increase of $7.6. Cost of sales increased approximately $3.6 due to the increase in volume and approximately $4.0 due to an increase in personnel expenses. Telephone, royalty, and miscellaneous expenses increased which was directly offset by decreases in depreciation, testing supplies and freight expenses. Cost of sales as a percentage of net sales was 67.9% for the three months ended September 30, 1998 and 69.8% in the corresponding 1997 period. The decrease in the

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)

cost of sales percentage of net sales primarily resulted from ongoing cost reduction efforts.

     Selling, general and administrative expenses increased to $86.0 for the three months ended September 30, 1998 from $79.4 in the same period in 1997. This increase is primarily due to higher personnel expenses, telephone expenses and marketing related expenses. Total bad debt expense remained consistent as a percentage of net sales from the comparable 1997 period. As a percentage of net sales, selling, general and administrative expenses were 21.6% and 21.1% for the three months ended September 30, 1998 and 1997, respectively.

      The amortization of intangibles and other assets was $7.7 for both the three months ended September 30, 1998 and 1997.

     Net interest expense was $12.1 for the three months ended September 30, 1998 compared with $13.3 for the same period in 1997. The change resulted primarily from decreased borrowings resulting from payments made to reduce the Company's revolving credit facility. It should be noted that since the interest rate that the Company pays on its debt is linked to the Company's quarterly financial performance, the third quarter results will entitle the Company to a reduction in its interest rate on the term debt from LIBOR plus 1.0% to LIBOR plus 0.5% (and from LIBOR plus 0.75% to LIBOR plus 0.3125% on the revolving credit facility).

     The provision for income taxes as a percentage of earnings before taxes was 48.9% for the three months ended September 30, 1998 compared to 59.7% for the three months ended September 30, 1997. The Company's effective tax rate is significantly impacted by non-deductible amortization of intangible assets. As earnings before income taxes increases, this non-deductible amortization decreases in proportion to such earnings resulting in a decrease in the effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

  Net sales for the nine months ended September 30, 1998 were $1,157.4, as compared to $1,157.6 reported in the comparable 1997 period. Sales declined 2.6% as a result of lower testing volume, which is a result of industry-wide trends. The decline in sales resulting from volume declines was offset by an increase in price per accession of approximately 2.6% from the comparable 1997 period. The increase in the price per accession was a direct result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts that do not meet Company profitability targets and other price increases.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)

      Cost of sales, which includes primarily laboratory and distribution costs, was $783.9 for the nine months ended September 30, 1998 compared to $811.6 in the corresponding 1997 period, a decrease of $27.7. Cost of sales decreased approximately $21.2 due to the decrease in volume, and approximately $12.7 due to a decrease in testing supplies, consulting fees, maintenance and rental expense categories as a result of the Company's cost reduction programs. These decreases are partially offset by increases in telephone, postage and royalty expenses. Cost of sales as a percentage of net sales was 67.7% for the nine months ended September 30, 1998 and 70.1% in the corresponding 1997 period. The decrease in the cost of sales percentage of net sales primarily resulted from ongoing cost reduction efforts.

      Selling, general and administrative expenses increased to $249.7 for the nine months ended September 30, 1998 from $237.7 in the same period in 1997. This increase is primarily due to higher personnel expenses, commissions, consulting fees and marketing related expenses. Total bad debt expense remained consistent as a percentage of net sales from the comparable 1997 period. As a percentage of net sales, selling, general and administrative expenses were 21.6% and 20.5% for the nine months ended
September 30, 1998 and 1997, respectively. The increase in the selling, general and administrative percentage primarily resulted from the factors noted above.

      The amortization of intangibles and other assets was $22.8 and $23.0 for the nine months ended September 30, 1998 and 1997, respectively.

      Net interest expense was $36.4 for the nine months ended September 30, 1998 compared with $55.8 for the same period in 1997. The change resulted primarily from decreased borrowings resulting from the Company's recapitalization in June, 1997 and payments made to reduce the Company's revolving credit facility.

     The provision for income taxes as a percentage of earnings before taxes was 49.7% for the nine months ended September 30, 1998 compared to 60.0% for the nine months ended September 30, 1997. The Company's effective tax rate is significantly impacted by non-deductible amortization of intangible assets. As earnings before income taxes increases, this non-deductible amortization decreases in proportion to such earnings resulting in a decrease in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $89.9 and $94.4 for the nine months ended September 30, 1998 and September 30, 1997, respectively. The decrease in cash flow from operations primarily

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)

resulted from an increase in accounts receivable offset by improved earnings and an increase in accounts payable. Capital expenditures were $40.1 and $14.8 for 1998 and 1997, respectively. The Company expects capital expenditures to be approximately $60.0 in 1998 in order to further automate laboratory and billing processes to improve efficiency. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's credit facilities. The Company received approximately $12.4 in proceeds from the sale of assets and an additional $8.0 refund of a lease guaranty and made payments for business acquisitions in the amount of approximately $23.7.

      During 1996 and 1997, the Company experienced a deterioration in the timeliness of cash collections and a corresponding increase in accounts receivable. The primary causes of this situation were the increased medical necessity and related diagnosis code requirements from third-party payors and the complexities in the billing process (data capture) arising from changing requirements of private insurance companies (managed care). Days Sales Outstanding (DSO) at third quarter was 84 days. This compares to 83 days at the end of the second quarter. Two acquisitions occurred during the third quarter which influenced the increase in DSO. Obtaining required licenses and private certifications, as well as transitioning accounts onto the Company's systems caused delay by several months in billing customers in these two acquisitions. The Company anticipates having all bills out to customers by mid-November. Although the Company continues to work towards reducing the overall number of days sales outstanding, additional changes in requirements of third-party payors could increase the difficulty in collections. There can be no assurance of the success of the Company's plans to improve collections and, due to the previously mentioned factors, to reduce accounts receivable balances.

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

YEAR 2000 UPDATE

      The Company has an ongoing work effort to identify and remediate data recognition problems that will be caused in computer systems, software, and lab equipment by the change in date from the year 1999 to the year 2000. The Company is also working to address potential problems in systems and equipment that contain imbedded hardware or software that may have a time element (referred to as "non-IT" systems).

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)

The Company's Year 2000 project has five phases: 1) inventory of the business critical functional equipment and systems affected by the Year 2000 issue; 2) assessment of the key elements identified by the inventory including development of strategies to address affected critical equipment and systems; 3) contingency planning; 4) remediation of affected equipment and systems; and 5) testing and validation of its systems for Year 2000 date recognition.

      Initial inventories of business critical functional equipment and systems have been completed. Assessment of the key elements identified by the inventories, the development of strategies to address key equipment and systems are targeted for completion by December 31, 1998. Contingency planning is scheduled to be completed during the first quarter of 1999. Completion of all material phases for remediation, testing and validation for business critical equipment and systems is scheduled for June 30, 1999.

      The Company is also working to assess Year 2000 readiness on the part of its significant service providers, vendors, suppliers, customers and governmental entities. There can be no guarantee that the failure by these other companies to successfully and timely achieve Year 2000 compliance would not have an adverse effect on the Company's operations.

      The total cost associated with required Year 2000 modifications and related activities is not expected to be material to the Company's financial position and is expected to be funded through capital and operating cash flows. It is currently estimated that the total future expenditures relating to the Year 2000 project will be between $20 and $25, with $2.5 having been spent through September 30, 1998. The amounts required to address Year 2000 readiness do not include significant investments in new systems which are being incurred in the normal course of business and are Year 2000 compliant.

      None of the Company's other information technology projects have been delayed due to the implementation of the Year 2000 project.

     The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Due to the general uncertainly inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

     As discussed in the First Quarter 10-Q, all major laboratory companies, including the Company, were required to eliminate the old chemistry profiles from their standard test requisition forms and standard test offerings by July 1, 1998. The Company developed and implemented a new "universal" test requisition and "standard test offerings" which successfully incorporated all required changes by the July 1, 1998 deadline. Estimated year-to-date costs associated with these changes are approximately $3.0 to $4.0.

      These new rules are intended to reduce the number of non-Medicare covered "screening tests" which Medicare believes have in the past been inappropriately billed to Medicare. Due to the variety of new rules (including limited coverage rules) which have been adopted recently to address this issue, the Company does not believe a meaningful estimate of the potential revenue impact of this new rule can be made at this time. The Company's analysis to date do not indicate a currently measurable impact on revenues. The Company will continue to monitor this issue going forward.

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


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits  27   Financial  Data  Schedule  (electronically
                               filed version only).

          (b)  Reports on Form 8-K

              (1) A current report on Form 8-K dated July 16, 1998 was filed on August 17, 1998, by the registrant, in connection with the press release dated July 16, 1998 announcing that it entered into a definitive agreement to acquire Universal Standard Healthcare, Inc.'s (UHCI) Michigan-based clinical laboratory division which had 1997 revenues of approximately $37 million. The Company also acquired an equity position in UHCI and has become UHCI's primary clinical laboratory testing provider under a two-year marketing agreement.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

               (2) A current report on Form 8-K dated July 20, 1998 was filed on August 17, 1998, by the registrant, in connection with the press release dated July 20, 1998 announcing that the Antivirogram-TM- and the VircoGEN-TM-, two new diagnostic testing procedures enabling physicians to evaluate resistance of HIV to antiretroviral drugs, are now available for commercial use exclusively from the Company's facilities in the U.S. These new testing systems are an important advance in optimizing treatment choices in the fight against HIV/AIDS.

               (3)  A current report on Form 8-K dated July 21, 1998  was
                    filed on August 17, 1998, by the   registrant, in
                    connection with the press release dated July 21, 1998 announcing operating results of the Company for the quarter and six months ended June 30, 1998.

               (4) A current report on Form 8-K dated August 5, 1998 was filed on August 17, 1998, by the registrant, in connection with the press release dated August 5, 1998 announcing that it completed its previously announced acquisition of Universal Standard Healthcare,
                    Inc.'s (UHCI) Michigan-based clinical laboratory division. The Company also acquired an equity position in UHCI and has become UHCI's primary clinical laboratory testing provider under a two-year marketing agreement.


               (5) A current report on Form 8-K dated August 5, 1998 was filed on August 17, 1998, by the registrant, in connection with the press release dated August 5, 1998 announcing that its forensic crime laboratory located at the Company's Center for Molecular Biology and Pathology in Research Triangle Park, North Carolina, was accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board (ASCLD/LAB) in the category of DNA testing.

               (6) A current report on Form 8-K dated August 20, 1998 was filed on August 26, 1998, by the registrant, in connection with the press release dated August 20, 1998 announcing that its Board of Directors declared dividends on the Company's 8 1/2% Series A Convertible Exchangeable Preferred Stock and the Company's 8 1/2% Series B Convertible Pay-in-Kind Preferred Stock.

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




Date:  November 13, 1998