Form 10-K405
period 1998-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1999-03-11
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-K
(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
       EXCHANGE ACT OF 1934
For the fiscal year ended              DECEMBER 31, 1998
                         ----------------------------------------------------
                                             OR
----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________
Commission file number                   1-11353
                      -------------------------------------------------------

                 LABORATORY CORPORATION OF AMERICA HOLDINGS
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                  13-3757370
-----------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

  358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA            27215
-----------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

                              336-229-1127
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                 Name of exchange on which registered
-----------------------------            ------------------------------------
Common Stock, $0.01 par value            New York Stock Exchange
Common Stock Purchase Warrants           Currently not listed
Preferred Stock,$.10 par value-Series A  New York Stock Exchange
Preferred Stock $.10 par value-Series B  New York Stock Exchange

Securities registered pursuant to Section 12(g)of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                        ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the price at which the stock was sold as of a specified date within 60 days prior to the date of filing: $117,669,240 at February 28, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 126,250,216 shares at February 28, 1999, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holdings Ltd. The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of February 28, 1999, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holdings Ltd.

                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Laboratory Corporation of America Holdings (the "Company"), headquartered in Burlington, North Carolina, is the largest independent clinical laboratory company in the United States based on 1998 net revenues. Through a national network of laboratories, the Company offers more than 2,000 different clinical laboratory tests which are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. Since its founding in 1971, the Company has grown into a network of 25 major laboratories and approximately 1,500 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 50 states.

     The Company was formerly known as National Health Laboratories Holdings, Inc. ("NHL"). In conjunction with a merger ("Merger") in 1995 with Roche Biomedical Laboratories, Inc. ("RBL"), an indirect subsidiary of Roche Holdings, Inc. ("Roche"), the Company changed its name to Laboratory Corporation of America Holdings.

RECENT DEVELOPMENTS

     See "General" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     The Company believes that in 1998 approximately 48% of the clinical testing revenues in the United States were derived by hospital-based laboratories, approximately 13% were derived by physicians in their offices and laboratories and approximately 39% were derived by independent clinical laboratories. The Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") has estimated that in 1998 there were over 5,000 independent clinical laboratories in the United States.

EFFECT OF MARKET CHANGES ON THE CLINICAL LABORATORY BUSINESS

     Many market-based changes in the clinical laboratory business have occurred over the past three to five years, most involving the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care organizations typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. Such discounts have resulted in price erosion and have negatively impacted the Company's operating margins. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees.
Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts also shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 1998 such contracts accounted for approximately $90.0 million in net sales. The increase in managed care and insurance companies attempts to control utilization of medical services overall has also resulted in declines in the utilization of laboratory testing services.

     In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally serves indigent patients) and insurers have increased their effort to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules in conjunction with certain budgetary bills. The Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well.

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

LABORATORY TESTING OPERATIONS AND SERVICES

     The Company has 25 major laboratories, and approximately 1,500 service sites consisting of branches, patient service centers and STAT laboratories. A "branch" is a central office which collects specimens in a region for shipment to one of the Company's laboratories for testing. Test results can be printed at a branch and conveniently delivered to the client. A branch also is used as a base for sales staff. A "patient service center" generally is a facility maintained by the Company to serve the physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers also function as "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. The Company processed an average of approximately 234,000 patient specimens per day in 1998. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information.

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

TESTING SERVICES

     Routine Testing

     The Company currently offers over 2,000 different clinical laboratory tests or procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication or to search for an otherwise undiagnosed condition. The most frequently requested routine tests include blood chemistry analyses, urinalyses, blood cell counts, pap smears and AIDS tests. These routine procedures are most often used by practicing physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish an in-house laboratory to perform some of the tests.

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

  Infectious Disease. The Company provides complete viral load testing as well as HIV genotyping and phenotyping. The Company's exclusive rights to this technology, in partnership with Belgian-based Virco, puts it in the forefront of HIV drug resistance testing-one of the most important issues surrounding the treatment of HIV.

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

CLIENTS

     The Company provides testing services to a broad range of health care providers. During the year ended December 31, 1998, no client or group of clients under the same contract accounted for more than two percent of the Company's net sales. The primary client groups serviced by the Company include:

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

PAYORS

     Most testing services are billed to a party other than the "client" that ordered the test. In addition, tests performed by a single physician may be billed to different payors depending on the medical benefits of a particular patient. Payors other than the direct patient, include, among others, insurance companies, managed care organizations, Medicare and Medicaid. Based on the year ended December 31, 1998 billings to the Company's respective payors based on the total volume of accessions are as follows:

                         Accession Volume as a %       Revenue
                                of Total                  per
                                  1998                Accession
                         -----------------------     -----------
Private Patients                 3 - 5%                $70 - 80
Medicare, Medicaid and
 Insurance                      20 - 25%               $20 - 30
Commercial Clients              40 - 45%               $15 - 25
Managed Care                    30 - 35%               $10 - 40

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

     One of the Company's primary growth strategies is to develop an increasing number of hospital alliances. These alliances can take several different forms including laboratory management contracts, discussed above, reference agreements and joint ventures. As hospitals continue to be impacted by decreasing fee schedules from third party payors and managed care organizations, the Company believes that they will seek the most cost-effective laboratory services for their patients. Management believes the Company's economies of scale as well as its delivery system will enable it to assist hospitals to achieve their goals. These alliances are generally more profitable than the Company's core business due to the specialized nature of many of the testing services offered in the alliance program. In 1998, the Company added 58 alliance agreements with hospitals, physician groups and other health care provider organizations representing approximately $23 million of annual sales.

SALES AND MARKETING AND CLIENT SERVICE

     The Company offers its services through a combination of direct sales generalists and specialists. Sales generalists market the mainstream or traditional routine laboratory services primarily to physicians, while specialists concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as identity testing or genetic testing. Specialist positions are established when an in-depth level of expertise is necessary to effectively offer the specialized services. When the need arises, specialists and generalists work cooperatively to address specific opportunities. At December 31, 1998, the Company employed 216 generalists and 52 specialists. The Company's sales generalists and specialists are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are primarily based upon the individual's productivity in generating new business for the Company.

     The Company also employs customer service associates ("CSAs") to interact with clients on an ongoing basis. CSAs monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client's regular point of contact with the Company. At December 31, 1998, the Company employed 213 CSAs. CSAs are compensated with a combination of salaries and bonuses commensurate with each individual's qualifications and responsibilities.

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

     The Company competes primarily on the basis of the quality of its testing, reporting and information systems, its reputation in the medical community, the pricing of its services and its ability to employ qualified personnel. During 1998, one of the Company's goals has been to improve client service. An important factor in improving client service includes the Company's initiatives to improve its billing process. See "-Billing."

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

     In 1998, information systems activities have been focused on consolidation of the Company's multiple laboratory and billing systems to standardized laboratory testing and billing systems. The Company has established regional data centers to more effectively handle the information processing needs of the Company. The Company believes that it can benefit from the conversion of its multiple billing systems into a centralized system. Implementation of the billing systems conversion began in 1997 and is expected to be completed over the next two to three years. During 1998, the Company capitalized approximately $15.8 million in information systems development and implementation costs related directly or indirectly to billing systems. The Company anticipates capitalizing an additional $5.0 to $10.0 million in such development and implementation costs during 1999.

     See "Impact of the Year 2000 Issue" section of "Management's
Discussion and Analysis of Financial Condition and Results of
Operations".

BILLING

     Billing for laboratory services is a complex process. Laboratories must bill many different payors such as doctors, patients, hundreds of different insurance companies, Medicare, Medicaid and employer groups, all of whom have different billing requirements. The Company believes that a majority of its bad debt expense is the result of non-credit related issues which slow the billing process, create backlogs of unbilled requisitions and generally increase the aging of accounts receivable. A primary cause of bad debt expense is missing or incorrect billing information on requisitions. The Company believes that this experience is similar to that of its primary competitors. The Company performs the requested tests and returns back the test results regardless of whether billing information has been provided at all or has been provided incorrectly. The Company subsequently attempts to obtain any missing information or rectify any incorrect billing information received from the health care provider. Among the many other factors complicating the billing process are more intricate billing arrangements due to contracts with third-party administrators, disputes between payors as to the party responsible for payment of the bill and auditing for specific compliance issues.

     The Company's bad debt expense has increased in the last few years principally due to three developments that have further complicated the billing process: i) increased complexities in the billing process due to requirements of managed care payors; ii) increased medical necessity and diagnosis code requirements; and iii) existence of multiple billing information systems. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Although there can be no assurance of success, the Company has developed a number of initiatives to address the complexity of the billing process and to improve collection rates. These initiatives include: i) installation of personal computer based products in client offices and Company locations to help with the accuracy and completeness of billing information captured on the front-end; ii) establishment of a project group to focus on improvements in order entry; and iii) development and implementation of enhanced eligibility checking to compare information to payor records before billing. Additionally, the Company believes that it can benefit from the conversion of its multiple billing systems into a centralized system. Currently, 55% of the Company's billing is performed on this centralized system. By the end of 1999, the Company plans to have approximately 70% of its billing performed on the centralized system.

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

     During 1998, the Company's forensic crime laboratory, located at the Company's Center for Molecular Biology and Pathology in

Research Triangle Park, North Carolina, was accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board ("ASCLD/LAB") in the category of DNA testing. Under the Crime Laboratory Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant and security, and personnel safety procedures meet stringent quality standards. The Company is one of 174 ASCLD accredited crime laboratories worldwide, and is one of only three private crime laboratories holding the accreditation. Accreditation is granted for a period of five years provided that a laboratory continues to meet the standards during that period.

COMPETITION

     The clinical laboratory business is intensely competitive. The Company believes that in 1998 the entire United States clinical laboratory testing industry had revenues exceeding $32 billion; approximately 48% of such revenues were attributable to hospital-affiliated laboratories, approximately 39% were attributable to independent clinical laboratories and approximately 13% were attributable to physicians in their offices and laboratories. There are presently three national independent clinical laboratories: the Company; Quest, which had approximately $1.5 billion in revenues from clinical laboratory testing in 1998; and SmithKline, which had approximately $1.6 billion in revenues from clinical laboratory testing in 1998.

     During February, 1999, Quest announced that it had signed a definitive agreement to acquire the clinical laboratory operations of SmithKline. The transaction is expected to be completed early in the second half of 1999.

     In addition to the two other national clinical laboratories, the Company competes on a regional basis with many smaller regional independent clinical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that the following factors, among others, are often used by health care providers in selecting a laboratory: i) pricing of the laboratory's test services; ii) accuracy, timeliness and consistency in reporting test results; iii) number and type of tests performed; iv) service capability and convenience offered by the laboratory; and v) its reputation in the medical community. The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies to improve its competitive position. See "_Clients" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company believes that consolidation will continue in the clinical laboratory testing business. In addition, the Company believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of external factors including cost efficiencies afforded by large-scale automated testing, Medicare reimbursement reductions and the growth of managed health care entities which require low-cost testing services and large service networks. In addition, legal restrictions on physician referrals and the ownership of laboratories as well as increased regulation of laboratories are expected to contribute to the continuing consolidation of the industry.

EMPLOYEES

     At February 28, 1999, the Company employed approximately 18,800 people. These include approximately 18,300 full-time equivalent employees and approximately 500 part-time employees. A subsidiary of the Company has one collective bargaining agreement which covers approximately 36 employees. The Company believes that its overall relations with its employees are good.

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

     In 1992, HHS published regulations implementing CLIA. The quality standards and enforcement procedure regulations became effective in 1992, although certain personnel, quality control and proficiency testing requirements are currently being phased in by HHS. The quality standards regulations divide all tests into three categories (waivered, moderate complexity and high complexity) and establish varying requirements depending upon the complexity of the test performed. A laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only one or more of approximately twenty-five to thirty routine
"waivered" tests may apply for a waiver from most requirements of CLIA.
All major and many smaller Company facilities are certified by CLIA to perform high complexity testing. The remaining smaller testing sites of the Company are certified by CLIA to perform moderate complexity testing or have obtained a waiver from most requirements of CLIA. Generally, the HHS regulations require, for laboratories that perform high complexity or moderate complexity tests, the implementation of systems that ensure the accurate performance and reporting of test results, establishment of quality control systems, proficiency testing by approved agencies and biennial inspections.

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

     Regulation Affecting Reimbursement of Clinical Laboratory
Services

     Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Laboratories bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount for clinical laboratory services furnished to Medicaid recipients. In 1998 and 1997, the Company derived approximately 22% and 20%, respectively, of its net sales from tests performed for beneficiaries of Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs because clients often want a single laboratory to perform all of their testing services. Since 1984, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. In 1993, pursuant to provisions in the Omnibus Budget and Reconciliation Act of 1993 ("OBRA `93"), Congress reduced, effective January 1, 1994, the Medicare national limitations from 88% of the 1984 national median to 76% of the 1984 national median, which reductions were implemented on a phased-in basis from 1994 through 1996 (to 84% in 1994, 80% in 1995 and 76% in
1996). The 1996 reduction to 76% was implemented as scheduled on January 1, 1996. OBRA `93 also eliminated the provision for annual fee schedule increases based upon the Consumer Price Index for 1994 and 1995. These reductions were partially offset, however, by annual Consumer Price Index fee schedule increases of 3.2% and 2.7% in 1996 and 1997, respectively. In August 1997, Congress passed and the President signed the Balanced Budget Act of 1997 ("BBA"), which included a provision that reduced, effective January 1, 1998, the Medicare national limitations from 76% of the 1984 national median to 74% of the 1984 national median. An additional provision in the BBA freezes the Consumer Price Index update for five years. Because a significant portion of the Company's costs are relatively fixed, these Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if additional Medicare reductions will be implemented.

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

     On April 1, 1997, the Health Care Financing Administration's ("HCFA") new Automated Chemistry Profile Rules went into effect.
The policy, which was developed by HCFA working with the American Medical Association, eliminates the old commonly used "19-22 test" automated chemistry profile, sometimes referred to as a "SMAC" and replaces it with four new panels of "clinically relevant" automated tests (each containing from four to twelve chemistry tests). As a result of these new requirements, all major laboratory companies, including the Company, were required to eliminate the old chemistry profiles from their standard test requisition forms and standard test offerings by July 1, 1998. The Company developed and implemented a new "universal" test requisition and "standard test offerings" which successfully incorporated all required changes by the July 1, 1998 deadline. Estimated out-of-pocket costs associated with these changes are over $5.0 million. The Company is unable to estimate the indirect costs associated with these changes. However, personnel time and effort to roll-out the new forms to clients has been significant.

     These new rules are intended to reduce the number of non-Medicare covered "screening tests" which Medicare believes have in the past been inappropriately billed to Medicare. Due to the variety of new rules (including limited coverage rules) which have been adopted recently to address this issue, the Company does not believe a meaningful estimate of the potential revenue impact of this new rule can be made at this time. The Company's analysis to date does not indicate a currently measurable impact on revenues. The Company will continue to monitor this issue going forward.

     Future changes in Federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on the Company. However, based on currently available information, the Company is unable to predict what type of legislation, if any, will be enacted into law.

     Fraud and Abuse Regulations

     The Medicare and Medicaid anti-kickback laws prohibit intentionally providing anything of value to influence the referral of Medicare and Medicaid business. HHS has published safe harbor regulations which specify certain business activities that, although literally covered by the laws, will not violate the Medicare/Medicaid anti-kickback laws. Failure to fall within a safe harbor does not constitute a violation of the anti-kickback laws if all conditions of the safe harbor are met; rather, the arrangement would remain subject to scrutiny by HHS.

     In October 1994, the Office of the Inspector General ("OIG") of HHS issued a Special Fraud Alert, which set forth a number of practices allegedly engaged in by clinical laboratories and health care providers that the OIG believes violate the anti-kickback laws. These practices include providing employees to collect patient samples at physician offices if the employees perform additional services for physicians that are typically the responsibility of the physicians' staff; selling laboratory services to renal dialysis centers at prices that are below fair market value in return for referrals of Medicare tests which are billed to Medicare at higher rates; providing free testing to a physician's HMO patients in situations where the referring physicians benefit from such lower utilization; providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; providing facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services performed; and providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG stressed in the Special Fraud Alert that when one purpose of the arrangements is to induce referral of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider or physician may be liable under the anti-kickback laws and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

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


OIG INVESTIGATIONS

     Several Federal agencies are responsible for investigating allegations of fraudulent and abusive conduct by health care providers, including the Federal Bureau of Investigation, the OIG and the Department of Justice ("DOJ"). In its published work plan for 1992-1993, the OIG indicated its intention to target certain laboratory practices for investigation and prosecution. Pursuant to one such project described in such work plan, entitled "Laboratory Unbundle," laboratories that offer packages of tests to physicians and "unbundle" them into several "tests to get higher reimbursement when billing Medicare and Medicaid" will be identified and "suitable cases will be presented for prosecution." Under another project described in such work plan, laboratories "that link price discounts to the volume of physician referrals, `unbundle' tests in order to bill Medicare at a higher total rate, and conduct unnecessary tests... will be identified to coordinate investigations through the country."

     1996 Government Settlement

     In August 1993, RBL and Allied Clinical Laboratories, Inc. ("Allied") each received a subpoena from the OIG requesting documents and information concerning pricing and billing practices. In September 1993, NHL received a subpoena from the OIG which required NHL to provide documents to the OIG concerning its regulatory compliance procedures. Among other things, the OIG subpoena received by RBL and Allied called for the production of documents regarding 14 blood chemistry tests which were being or had been performed by certain independent clinical laboratories in conjunction with automated chemistry profiles and which were being or had been billed separately to Medicare or Medicaid. An automated chemistry profile is a grouping of tests that can be performed together on a single specimen and that Medicare and Medicaid pay under the Medicare fee schedule. The government's investigations covered billings for tests performed by NHL, RBL and Allied from 1988 to 1994. These tests were deemed by regulators to be medically unnecessary. The investigations were part of a broad-based federal inquiry into Medicare and related billings that have resulted in financial settlements with a number of other clinical laboratories. The inquiries have also prompted the imposition of more stringent regulatory compliance requirements industry-wide. In November 1996, the Company agreed to enter into a comprehensive Corporate Integrity Agreement and to pay $182 million to settle civil claims involving Medicare and related government billings for tests performed by NHL, RBL and Allied (the "1996 Government Settlement"). These claims arose out of the government's contention that laboratories offering profiles containing certain test combinations had the obligation to notify ordering physicians how much would be billed to the government for each test performed for a patient whose tests are paid by Medicare, Medicaid or other government agency. The government contended claims submitted for tests ordered by physicians and performed by the laboratories were improper. The Company settled these allegations without an admission of fault. The Corporate Integrity Agreement, among other things, requires that detailed notifications be made to physicians. In addition, as part of the overall settlement, a San Diego laboratory that was formerly part of Allied agreed to plead guilty to a charge of filing a false claim with Medicare and Medicaid in 1991 and to pay $5 million to the Federal government. The assets of the San Diego laboratory were sold by Allied in 1992, two years before the acquisition of Allied by NHL. As is customary with asset sales, Allied retained the liability for conduct preceding the sale - a liability the Company later succeeded to, following the Allied acquisition and Merger. As a result of negotiations related to the 1996 Government Settlement, the Company recorded a charge of $185 million in the third quarter of 1996 (the "Settlement Charge") to increase reserves for the 1996 Government Settlement described above and other related expenses of government and private claims resulting therefrom.

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

ITEM 2.   PROPERTIES

     The following table summarizes certain information as to the Company's principal operating and administrative facilities as of December 31, 1998.
                            Approximate
                               Area            Nature of
    Location              (in square feet)     Occupancy
---------------------     ----------------    -----------
Operating Facilities:
 Birmingham, Alabama         100,000          Lease expires 2005
 Phoenix, Arizona             55,000          Lease expires 2009;
                                               two 5 year renewal
                                               options
 San Diego, California        72,000          Lease expires 2007
 Denver, Colorado             20,000          Lease expires 2001;
                                               two 5 year renewal
                                               options
 Tampa, Florida               95,000          Lease expires 2009;
                                               one 5 year renewal
                                               option
 Chicago, Illinois            40,000          Lease expires 2003;
                                               two 5 year renewal
                                               options
 Louisville, Kentucky         60,000          Lease expires 2002;
                                               three 5 year
                                               renewal options
 Detroit, Michigan            32,000          Lease expires 2004;
                                               two 5 year renewal
                                               options
 Kansas City, Missouri        78,000          Owned

                               Approximate
                                   Area          Nature of
    Location                 (in square feet)    Occupancy
------------------------     ----------------    ---------
 Operating Facilities cont.:
 Reno, Nevada                      16,000        Owned
                                   14,000        Lease expires 2003;
                                                  2 year renewal
                                                  options
 Raritan, New Jersey              187,000        Owned
 Uniondale, New York              108,000        Lease expires 2007;
                                                  two 5 year renewal
                                                  options
 Burlington, North Carolina       275,000        Owned
 Charlotte, North Carolina         25,000        Lease expires 1999;
                                                  two 1 year renewal
                                                  options
 Research Triangle Park,           71,000        Lease expires 2008,
   North Carolina                                 three 5 year renewal
                                                  options
                                  111,000        Lease expires 2011;
                                                  three 5 year renewal
                                                  options
 Winston-Salem,                    10,000        Lease expires 2009;
   North Carolina                                 one 5 year renewal
                                                  option
 Dublin, Ohio                      82,000        Owned
 Memphis, Tennessee                30,000        Lease expires 1999;
                                                  one 5 year renewal
                                                  option
 Dallas, Texas                     56,000        Lease expires 2004;
                                                  one 5 year renewal
                                                  option
 Houston, Texas                    70,000        Lease expires 2012;
                                                  two 5 year renewal
                                                  options
 San Antonio, Texas                44,000        Lease expires 2004;
                                                  one 5 year renewal
                                                  option
 Salt Lake City, Utah              20,000        Lease expires 2002;
                                                  two 5 year renewal
                                                  options
 Chesapeake, Virginia              21,000        Lease expires 2002;
                                                  three 5 year renewal
                                                  options
 Herndon, Virginia                 64,000        Leases expire 1999-
                                                  2004; one 5 year
                                                  renewal option
 Richmond, Virginia                57,000        Lease Expires 2001;
                                                  one 5 year renewal
                                                  option
 Kent, Washington                  42,000        Lease expires 2000;
                                                  two 5 year renewal
                                                  options
 Fairmont, West Virginia           25,000        Lease expires 2005;
                                                  three 5 year renewal
                                                  options
Administrative facilities:
  Burlington, North Carolina      237,000        Owned
                                  208,000        Leases expire 1999-
                                                  2008; various options
                                                  to purchase or renew

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

                                              High          Low
                                             -----         -----
1997
  First Quarter                              4             2 1/2
  Second Quarter                             3 7/8         2 3/8
  Third Quarter                              2 3/4         2 1/2
  Fourth Quarter                             2 7/8         1 5/16

                                              High          Low
                                             -----         ------
1998
  First Quarter                              2 3/16        1 9/16
  Second Quarter                             2 3/4         1 13/16
  Third Quarter                              2 7/16        1 1/8
  Fourth Quarter                             1 7/8         1 3/16

                                              High          Low
                                             -----         -----
1999
  First Quarter (through February 28, 1999)  2 5/16        1 1/4

     On February 28, 1999 there were 1,055 holders of record of the Common Stock.

     In 1994, the Company discontinued its dividend payments for the foreseeable future in order to increase its flexibility with respect to its acquisition strategy. In addition, the Company's credit agreement, as amended, places certain restrictions, as defined in the credit agreement, on the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the years ended December 31, 1998 and December 31, 1997 are derived from consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years in the three-year period ended December

31, 1996 are derived from consolidated financial statements of the Company, which have been audited by KPMG LLP, independent accountants. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

                                          Year Ended December 31,
                                  --------------------------------------
                                     1998         1997         1996
                                  --------------------------------------
(Dollars in millions, except per share amounts)
Statement of Operations Data:
 Net sales (c)                    $ 1,612.6    $ 1,579.9     $ 1,676.2
 Gross profit                         563.4        499.4         492.3
 Operating income (loss)              127.6        (92.0)(i)    (118.8)(d)
 Earnings (loss) before
  extraordinary loss                   68.8       (106.9)       (153.5)
 Extraordinary loss                      --           --            --
                                  ---------    ---------     ---------
 Net earnings (loss)              $    68.8    $  (106.9)    $  (153.5)
                                  =========    =========     =========

 Earnings (loss)per common share
  before extraordinary loss       $     0.20   $    (1.06)   $    (1.25)
 Extraordinary loss per common
  share                                  --           --            --
                                  ----------   ----------    ----------
 Net earnings (loss) per common
  share                           $     0.20   $    (1.06)   $    (1.25)
                                  ==========   ==========    ==========

 Dividends per common share       $      --    $      --     $      --
 Weighted average common shares
  outstanding (in thousands)         124,847      123,241       122,920

Ratio of earnings to combined
  fixed charges and preferred
  stock dividends (j)                   1.11         NA           NA

Balance Sheet Data:
 Cash and cash equivalents        $    22.7    $    23.3     $    29.3
 Intangible assets, net               836.2        851.3         891.1
 Total assets                       1,640.9      1,658.5       1,917.0
 Long-term obligations and
  redeemable preferred stock (g)    1,136.1      1,200.1       1,089.4
 Due to affiliates (h)                  1.7          2.2         190.5
 Total shareholders' equity           154.4        129.1         258.1

                                     YEAR ENDED DECEMBER 31,
                                 ------------------------------
                                    1995 (a)           1994(b)
                                 ------------------------------
(Dollars in millions, except per share amounts)
Statement of Operations Data:
Net sales (c)                    $ 1,513.5           $   929.4
Gross profit                         489.2               332.4
Operating income (loss)               67.2(e)            109.9
Earnings (loss) before
 extraordinary loss                   (4.0)               30.1
Extraordinary loss                    (8.3)(f)              --
                                 ---------           ---------
Net earnings (loss)              $   (12.3)          $    30.1
                                 =========           =========

Earnings (loss) per common share
 before extraordinary loss       $    (0.03)         $     0.36
Extraordinary loss per common
 share                                (0.08)                --
                                 ----------          ---------
Net earnings (loss) per common
 share                           $    (0.11)         $     0.36
                                 ==========          ==========

Dividends per common share       $       --          $     0.08
Weighted average common shares
 outstanding (in thousands)         110,579              84,754

Ratio of earnings to combined
 fixed charges and preferred
 stock dividends (j)                   1.04                2.20

Balance Sheet Data:
 Cash and cash equivalents       $    16.4           $    26.8
 Intangible assets, net              916.7               551.9
 Total assets                      1,837.2             1,012.7
 Long-term obligations and
  redeemable preferred stock (g)     948.6               583.0
 Due to affiliates (h)                 0.9                  --
 Total shareholders' equity          411.6               166.0


(a) In April 1995, the Company completed a merger with Roche Biomedical Laboratories, Inc. ("RBL"), an indirect subsidiary of Roche Holdings, Inc. (Roche), pursuant to an Agreement and Plan of Merger dated as of December 13, 1994 (the "Merger"). RBL's results of operations have been included in the Company's results of operations since April 28, 1995. In connection with the Merger, the Company changed its name from National Health Laboratories Holdings, Inc. ("NHL") to Laboratory Corporation of America Holdings.

(b) In June 1994, the Company completed the acquisition of Allied Clinical Laboratories, Inc., then the sixth largest independent clinical laboratory testing company in the United States. Allied's results of operations have been included in the Company's results of operations since June 23, 1994.

(c) In 1998, the Company reclassified the following amounts to selling, general and administrative expenses from net sales adjustments to be consistent with the 1998 classification: $61.0, 1997; $68.5, 1996; $81.5, 1995, and $56.9 for 1994. The
reclassification had no effect on operating income.

(d) In the second quarter of 1996, the Company recorded certain pre-tax charges of a non-recurring nature including additional charges related to the restructuring of operations following the Merger.
The Company recorded a restructuring charge totaling $13.0 million for the shutdown of its La Jolla, California administrative facility and other workforce reductions. In addition, the Company recorded $10.0 million in non-recurring charges in the second quarter of 1996 related to the integration of its operations following the Merger. See Note 2 of the Notes to Consolidated Financial Statements. As a result of negotiations with the OIG and DOJ related to the 1996 Government Settlement, the Company recorded the Settlement Charge of $185.0 million in the third quarter of 1996 to increase accruals for settlements and related expenses of government and private claims resulting from these investigations.

(e) In 1995, following the Merger, the Company determined that it would be beneficial to close certain laboratory facilities and eliminate duplicate functions in certain geographic regions where duplicate NHL and RBL facilities or functions existed at the time of the Merger. The Company recorded pre-tax restructuring charges of $65.0 million in connection with these plans. See Note 2 of the Notes to Consolidated Financial Statements which sets forth the Company's restructuring activities for the years ended December 31, 1998 and 1997. Also in 1995, the Company recorded a pre-tax special charge of $10.0 million in connection with the estimated costs of settling various claims pending against the Company, substantially all of which were billing disputes with various third party payors relating to the contention that NHL improperly included tests for HDL cholesterol and serum ferritin in its basic test profile without clearly offering an alternative profile that did not include these medical tests. As of December 31, 1998, the majority of these disputes have been settled.

(f) In connection with the repayment in 1995 of existing revolving credit and term loan facilities in connection with the Merger, the Company recorded an extraordinary loss of approximately $13.5 million ($8.3 million, net of tax), consisting of the write-off of deferred financing costs, related to the early extinguishment of debt.

(g) Long term obligations include capital lease obligations of $4.2 million, $5.8 million, $9.8 million, $9.6 million and $9.8 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Long-term obligations also include the long-term portion of the expected value of future contractual amounts to be paid to the former principals of acquired laboratories. Such payments are principally based on a percentage of future revenues derived from the acquired customer lists or specified amounts to be paid over a period of time. At December 31, 1998, 1997, 1996, 1995 and 1994, such amounts were $7.7 million, $9.6 million, $14.8 million, $14.7 million and $8.5 million, respectively. Long term obligations exclude amounts due to affiliates.

(h) In December 1996, Roche loaned $187.0 million to the Company to fund the Settlement Payment in the form of a promissory note. Such note bore interest at a rate of 6.625% per annum and was repaid in June, 1997 with proceeds from the Preferred Stock Offering. The remaining amounts shown represent trade payables to affiliated companies.

(i) During the fourth quarter of 1997 the Company recorded a provision for doubtful accounts of $182.0 million, which was approximately $160.0 million greater than the amount recorded in the fourth quarter of 1996 and a $22.7 million provision for restructuring certain laboratory operations.

(j) For the purpose of calculating the ratio of earnings to combined fixed charges and preferred stock dividends (i) earnings consist of income before provision for income taxes and fixed charges and (ii) fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor. For the years ended December 31, 1997 and 1996, earnings were insufficient to cover fixed charges and preferred stock dividends by $196.8 million and $188.3 million, respectively.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     In 1998, the Company expanded its testing services through various strategic growth initiatives. The Company acquired the clinical laboratory division of Michigan-based Universal Standard Healthcare, Inc. (UHCI), Delaware-based Medlab, and Florida-based Coastal Medical. The acquisition of UHCI makes the Company one of the largest clinical laboratories operating in Michigan (UHCI's laboratory had 1997 revenue of approximately $37 million). The Company also acquired an equity position in UHCI and has become UHCI's clinical laboratory testing provider under a two-year marketing agreement. The acquisition of Medlab makes the Company the largest provider of clinical laboratory testing services in Delaware (prior to the acquisition, Medlab had annual revenue of approximately $22 million) and the acquisition of Coastal Medical represents approximately $3 million in annual preacquisition revenues.

     For the 1998 year, the Company estimates these three acquisitions contributed approximately $18 million to net sales.
Going forward, annualized revenues from these acquisitions are projected to be in the range of $38 to $40 million.

     In the second quarter of 1998, the Company signed a multi-year agreement with Health Options, Inc., Blue Cross and Blue Shield of Florida's health maintenance organization (HMO), to provide laboratory services to more than 700,000 HMO members. Further enhancing its presence in Florida, the Company agreed to provide clinical laboratory testing and other services to more than 800,000 members of Humana Medical Plans, Inc. covered by designated Humana commercial HMO's, insurance plans, and Medicaid and Medicare HMO's beginning July 1, 1998.

     Also in the second quarter of 1998, the Company announced an exclusive partnership with Virco, a Belgian-based biotechnology company, to offer important new tests that will provide physicians with data to evaluate resistance of HIV to antiretroviral drugs.
The Company is planning to offer Virco's new phenotyping technology in addition to genotyping testing, which identifies genetic mutations that can signify drug resistance. The Company will have exclusive access to the first HIV resistance database that directly relates genotypic analysis to phenotypic interpretation. Developed by Virco, the Company believes the database provides the most useful guide for AIDS-treating physicians to date.

     The decision to sell the Company's veterinary testing business to Antech Diagnostics in the first quarter of 1998 was consistent with the Company's strategy to reposition resources to optimize growth and profitability. Under the terms of the sales agreement, the Company retained the animal studies portion of the business for clinical trials testing, which continues to be one of the Company's targeted opportunities for growth. The veterinary testing business had historically generated annual revenues of approximately $11 million to $12 million.

     The Company's industry continues to be affected by significant government regulation, price competition and increased influence of managed care organizations. Many market-based changes in the clinical laboratory business have occurred, most involving the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories such as increased discounts and the use of capitated payment contracts. These practices negatively impact the Company's operating margins. The increase in managed care has also resulted in declines in the utilization of laboratory testing services. As a result of these challenges, the Company continues to seek new growth opportunities in an effort to increase profitability.

     As of April 1, 1997, the Health Care Financing Administration put into effect new policies which affect Medicare payments to clinical laboratories for the most frequently performed automated blood chemistry profiles. These changes established a new coding standard for the content of the automated chemistry profiles. To comply with these changes, the Company developed and implemented a new universal test requisition and standard test offerings which successfully incorporated all required changes by the July 1, 1998 deadline. Estimated direct costs associated with these changes are over $5.0 million. The Company is unable to estimate the indirect costs associated with these changes. However, personnel time and effort to introduce the new forms to clients and provide training and support has been significant.

     These new rules are intended to reduce the number of non-Medicare covered "screening tests" which Medicare believes have in the past been inappropriately billed to Medicare. The Company does not believe it has experienced any significant revenue impact from this new rule. The Company will continue to monitor this issue going forward.


IMPACT OF THE YEAR 2000 ISSUE

     The Company has an ongoing work effort to identify and remediate data recognition problems that will be caused in computer systems, software, and lab equipment by the change in date from the year 1999 to the year 2000. The Company is also working to address potential problems in systems and equipment that contain imbedded hardware or software that may have a time element (referred to as "non-IT" systems). The Company's Year 2000 project has five phases:
i) inventory of the business critical functional equipment and systems affected by the Year 2000 issue; ii) assessment of the key elements identified by the inventory including development of strategies to address affected critical equipment and systems; iii) contingency planning; iv) remediation of affected equipment and systems; and v) testing and validation of its systems for Year 2000 date recognition.

     Contingency planning is scheduled to be completed during the second quarter of 1999. Completion of all material phases for remediation for business critical equipment is scheduled for June 30, 1999. All material phases for testing and validation for business critical equipment and systems is scheduled to be completed by the end of the third quarter of 1999.

     The Company is also working to assess Year 2000 readiness on the part of its significant service providers, vendors, suppliers, customers and governmental entities. There can be no guarantee that the failure by these other companies to successfully and timely achieve Year 2000 compliance would not have an adverse effect on the Company's operations.

     The total cost associated with required Year 2000 modifications and related activities is not expected to be material to the Company's financial position and is expected to be funded through capital and operating cash flows. It is currently estimated that the total future expenditures specifically relating to the Year 2000 project will be between $20 and $25 with approximately $3.0 having been spent through December 31, 1998. The amounts required to address Year 2000 readiness do not include significant investments in new systems which have been and are being incurred in the normal course of business and are Year 2000 compliant.

     The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operation, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

RESULTS OF OPERATIONS

Year ended December 31, 1998 compared with Year ended December 31,
1997.

     Net sales for 1998 were $1,612.6 million, an increase of approximately 2.0% from $1,579.9 million reported in the comparable 1997 period. Sales increased 3.2% due to an increase in price per accession, which was a direct result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts that do not meet Company profitability targets and other pricing initiatives discussed in the "General" section above. This increase was offset by a 1.2% decline in sales as a result of lower testing volume, resulting from industry-wide trends as well as the Company's program of selectively eliminating unprofitable accounts and carefully evaluating the acceptability of new business.

     Cost of sales, which includes primarily laboratory and distribution costs, was $1,049.2 million for 1998 compared to $1,080.5 million in the corresponding 1997 period, a decrease of 2.9%. Cost of sales decreased approximately $22.4 million due to a decrease in testing supplies, approximately $12.9 million due to the decrease in volume, and approximately $4.6 million due to a decrease in consulting fees. These decreases were partially offset by an increase in salaries due to scheduled salary increases as well as the Michigan and Delaware acquisitions. The reduction in testing supplies is the result of ongoing efforts by the Company to consolidate suppliers and inventory item usage. There can be no assurance that the Company can achieve this level of reduction in the future. Cost of sales as a percentage of net sales was 65.1% for 1998 and 68.4% in the corresponding 1997 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

     Selling, general and administrative expenses decreased to
$405.0 million in 1998 from $538.1 million in the same period in
1997 representing a decrease of $133.1 million or 24.7%.    Selling,
general and administrative expenses were 25.1% and 34.1% as a percentage of net sales in 1998 and 1997, respectively. The decrease in selling, general and administrative expenses is primarily the result of the decrease in the provision for doubtful accounts of $146.8 million from the amount recorded in 1997. This decrease was partially offset by increases in 1998 in personnel expenses ($13.0 million), bad debt expense ($11.3 million) and telephone ($2.0 million).

     Net interest expense was $46.1 million in 1998 compared to $69.3 million in 1997. See "Liquidity and Capital Resources."

     Provision for income taxes was a benefit of $12.7 million in 1998 compared to a tax expense of $54.4 million in 1997. See "Note 11 to Consolidated Financial Statements" for a further discussion of income taxes.

Year ended December 31, 1997 compared with Year ended December 31,
1996.

     Net sales for 1997 were $1,579.9 million, a decrease of approximately 5.7% from $1,676.2 million reported in the comparable 1996 period. Sales declined approximately 6.5% as a result of lower testing volume, which was a result of industry-wide trends as well as the Company's program of selectively eliminating unprofitable accounts and carefully evaluating the acceptability of new business. The decline in sales resulting from volume declines was partially offset by an increase in price per accession of approximately 1.0% from the comparable 1996 period. The increase in the price per accession was a direct result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts that do not meet Company profitability targets and other pricing initiatives discussed in the "General" section above.

     Cost of sales, which includes primarily laboratory and distribution costs, was $1,080.5 million for 1997 compared to $1,183.9 million in the corresponding 1996 period, a decrease of 8.7%. Cost of sales decreased approximately $76.1 million due to the decrease in volume, approximately $21.3 million due to a decrease in salaries and benefits and approximately $13.8 million primarily relating to data processing supplies, request forms and freight expense as a result of the Company's cost reduction programs and lower volume. These decreases were partially offset by an increase in salaries due to scheduled salary increases and supply costs resulting primarily from an increase in volume in the Company's specialty and niche testing areas. Cost of sales as a percentage of net sales was 68.4% for 1997 and 70.6% in the corresponding 1996 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above.

     Selling, general and administrative expenses increased to $538.1 million in 1997 from $373.5 million in the same period in 1996 representing an increase of $164.6 million or 44.1%. The increase in 1997 was partially offset by decreases in telephone and insurance categories aggregating approximately $33.4 million. During the fourth quarter of 1997, the Company recorded a provision for doubtful accounts of $182.0 million, which was approximately $160.0 million greater than the amount recorded in the fourth quarter of 1996. This charge was made to increase the allowance for doubtful accounts to a level that management believes is appropriate to reduce its accounts receivable to the net amount that management believes will ultimately be collected.

     Selling, general and administrative expenses were 34.1% and 22.3% as a percentage of net sales in 1997 and 1996, respectively. The increase in the selling, general and administrative percentage primarily resulted from increased employee and consulting expenses related to billing and collection activities and the increases in the provision for doubtful accounts discussed above and, to a lesser extent, from a reduction in net sales due to utilization declines, which provided little corresponding reduction in costs.

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

     As a result of the bad debt and restructuring and non-recurring charges taken in 1997 and 1996, the provision for income taxes is not comparable between periods. However, before charges, the Company's effective income tax rate in 1997 increased from 1996 as a result of net loss carry back limitations. See "Note 11 to Consolidated Financial Statements" for a further discussion of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used for)operating activities was $125.1 million, $144.4 million and $(174.5) million, in 1998, 1997 and 1996, respectively. The decrease in cash flow from operations in 1998 primarily resulted from increases in accounts receivable, offset by changes in income taxes.

     Capital expenditures were $58.7 million, $34.5 million and $69.9 million for 1998, 1997 and 1996, respectively. The Company expects capital expenditures to be approximately $72.5 million in 1999. These expenditures are intended to continue to improve billing systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's credit facilities.

     The Company's days sales outstanding (DSO) at the end of 1998 was 83 days, compared to 79 days at the end of 1997. The DSO increase is primarily related to anticipated billing delays in connection with the acquisitions in Michigan and Delaware. Obtaining required licenses and private certifications, as well as transitioning accounts onto the Company's systems, caused delays by several months in billing customers. All bills were out to customers by the end of the year.

     During the fourth quarter of 1998, the Company increased its bad debt expense in response to a fourth quarter decline in cash collection rates. The decline was related to delays in payment from several large managed care and hospital payors, as well as claim submission issues which are now being rectified. In addition, the Company has two specific locations that have poorer than average performance in the area of cash collections which represent approximately 20% of total outstanding accounts receivable. The Company is taking necessary steps to improve DSO and cash collections in these locations by:

  -  Converting both locations to a centralized billing system.  The
     New York facility was converted one month ahead of schedule on February 1, 1999 and the northern Virginia facility is scheduled to be converted during 1999;
  - Assigning focused, cross functional billing operations teams to implement best practices throughout the company, with particular emphasis on areas with higher DSOs; and
  - Identifying solutions to improve payment by slow managed care and hospital payors.

     With the completion of the New York facility conversion, approximately 55% of the Company's billings are performed on the Company's centralized system. By the end of the year, Management anticipates that approximately 70% of billings will be performed on that system.

     The Company expects that these conversions will lower DSO and have a positive impact on the timing of cash collections. The positive effects of these conversions will most likely be realized some time after the completion of the conversions. There can be no assurance that the planned billing conversions will improve the Company's DSO and cash collections.

     Based on current and projected levels of operations, coupled with availability under its revolving credit facility, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs. For a discussion of the Company's long-term debt and revolving credit facility, see "Note 9 to Consolidated Financial Statements."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 evidences Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This Annual Report, including the Letter to Our Shareholders and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

      The risks and uncertainties that may affect the operations, performance, development, growth projections and results of the Company's business include, but are not limited to, the growth of the economy, interest rate movements, timely development by the Company of technology enhancements of its operating systems, the impact of competitive services and pricing, customer business requirements, Congressional legislation and similar matters.
Readers of this report are cautioned not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Index on Page F-1 of the Financial Report included herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                PART III

     The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1999 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 1999.

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
                  dated as of December 23, 1996 among the Company, the banks named therein and Credit Suisse (New York Branch), as
                  Administrative Agent (incorporated herein by reference to
                  the report on Form 8-K filed with the Commission on
                  January 6, 1997, File No.1-11353(the "January 6, 1997 8-K")).
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

      10.31  -    Laboratory Corporation of America Holdings 1997 Employee
                  Stock Purchase Plan (incorporated by reference herein to
                  Annex I of the Company's 1996 Annual Proxy Statement filed with the Commission on October 25, 1996.
      10.32  -    Promissory note dated December 30, 1996 between the Company and Roche Holdings Inc. (incorporated herein by reference to the January 6, 1997 8-K).
      10.33  -    First Amendment to promissory note given by the Company to
                  Roche Holdings Inc.
      10.34* -    Support Agreement between Roche Biomedical Laboratories, Inc.
                  and Hoffmann-La Roche Inc., dated as of April 27, 1995.
      10.35* -    First Amendment to Support Agreement between Roche Biomedical
                  Laboratories, Inc. and Hoffmann-La Roche Inc., dated as of
                  July 26, 1995.
      10.36* -    Second Amendment to Support Agreement between Laboratory
                  Corporation of America Holdings, Hoffmann-La Roche Inc.,
                  Roche Molecular Systems, Inc. and Roche Diagnostic Systems,
                  Inc., dated as of January 1, 1997.
      10.37* -    Third Amendment to Support Agreement between Laboratory
                  Corporation of America Holdings, Hoffmann-La Roche Inc.,
                  Roche Molecular Systems, Inc. and Roche Diagnostic Systems,
                  Inc., dated as of October 1, 1997.
      10.38* -    Consulting Agreement between Laboratory Corporation of
                  America Holdings and its subsidiaries and affiliates and
                  Larry L. Leonard, dated as of September 1, 1998.
      12.1*  -    Statement regarding Computation of Ratio of Earnings to
                  Combined Fixed Charges and Preferred Stock Dividends

      21.1   -    List of Subsidiaries of the Company

      23.1*  -    Consent of PricewaterhouseCoopers LLP
      23.2*  -    Consent of KPMG LLP

      24.1*  -    Power of Attorney of Jean-Luc Belingard
      24.2*  -    Power of Attorney of Wendy E. Lane
      24.3*  -    Power of Attorney of Robert E. Mittelstaedt, Jr.
      24.4*  -    Power of Attorney of James B. Powell, M.D.
      24.5*  -    Power of Attorney of David B. Skinner
      24.6*  -    Power of Attorney of Andrew G. Wallace, M.D.

      27.1   -    Financial Data Schedule (electronically filed version only).
      27.2   -    Restated Financial Data Schedule for September 30, 1998
                  (electronically filed version only).
      27.3   -    Restated Financial Data Schedule for June 30, 1998
                  (electronically filed version only).
      27.4   -    Restated Financial Data Schedule for March 31, 1998
                  (electronically filed version only).
      27.5   -    Restated Financial Data Schedule for December 31, 1997
                  (electronically filed version only).
      27.6   -    Restated Financial Data Schedule for September 30, 1997
                  (electronically filed version only).
      27.7   -    Restated Financial Data Schedule for June 30, 1997
                  (electronically filed version only).
      27.8   -    Restated Financial Data Schedule for March 31, 1997
                  (electronically filed version only).
      27.9   -    Restated Financial Data Schedule for December 31, 1996
                  (electronically filed version only).

(b)  Reports on Form 8-K

     (1) A current report on Form 8-K dated October 27, 1998 was filed on November 23, 1998, by the registrant, in connection with the press release dated October 27, 1998 announcing operating results of the Company for the quarter and nine months ended September 30, 1998.
     (2) A current report on Form 8-K dated December 16, 1998 was filed on December 30, 1998, by the registrant, in connection with the press release dated December 16, 1998, announcing that its Board of Directors has declared dividends on the Company's 8 1/2% Series A Convertible Exchangeable Preferred Stock and the Company's 8 1/2% Series B Convertible Pay-in-Kind Preferred Stock.



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

                           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           ------------------------------------------
                                         Registrant


                              By:/s/ THOMAS P. MAC MAHON
                                 -----------------------
                                 Thomas P. Mac Mahon
                                 Chairman of the Board, President
                                 and Chief Executive Officer






Dated:  March 8, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 8, 1999 in the capacities indicated.

     Signature                          Title
     ---------                          -----


/s/ THOMAS P. MAC MAHON
-------------------------------------   Chairman of the Board,
Thomas P. Mac Mahon                     President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

/s/ WESLEY R. ELINGBURG
-------------------------------------   Executive Vice President,
Wesley R. Elingburg                     Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

/s/ JEAN-LUC BELINGARD*
-------------------------------------   Director
Jean-Luc Belingard

/s/ WENDY E. LANE*
-------------------------------------   Director
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*
-------------------------------------   Director
Robert E. Mittelstaedt, Jr.

/s/ JAMES B. POWELL, M.D.*
-------------------------------------   Director
James B. Powell, M.D.

/s/ DAVID B. SKINNER, M.D.*
-------------------------------------   Director
David B. Skinner, M.D.

/s/ ANDREW G. WALLACE, M.D.*
-------------------------------------   Director
Andrew G. Wallace, M.D.


* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.



By:/s/ BRADFORD T. SMITH
   ---------------------
   Bradford T. Smith
   Attorney-in-fact