Form 10-K405/A
period 1998-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1999-03-12
CIK 920148

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



By:/s/ BRADFORD T. SMITH
   ---------------------
   Bradford T. Smith
   Attorney-in-fact

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          AND SCHEDULE



                                                               Page

Report of Independent Accountants.............................. F-2

Report of Independent Accountants...............................F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of
   December 31, 1998 and 1997...................................F-4

Consolidated Statements of Operations for
   the three-year period ended December 31, 1998................F-5

Consolidated Statements of Changes in Shareholders'
   Equity for the three-year period ended
   December 31, 1998............................................F-6

Consolidated Statements of Cash Flows for the
   three-year period ended December 31, 1998....................F-7

Notes to Consolidated Financial Statements......................F-9

Financial Statement Schedule:

 II - Valuation and Qualifying Accounts and Reserves............F-33

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Laboratory Corporation of America Holdings

     In our opinion, the consolidated financial statements presented in the accompanying index present fairly, in all material respects, the consolidated financial position of Laboratory Corporation of America Holdings and its subsidiaries
(the Company) at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule, included in the index, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 12, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Laboratory Corporation of America Holdings:

   We have audited the accompanying consolidated statement of operations, changes in shareholders' equity and cash flows of Laboratory Corporation of America Holdings and subsidiaries for the period ended December 31, 1996. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule for the period ended
December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Laboratory Corporation of America Holdings and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                        KPMG LLP

Raleigh, North Carolina
February 14, 1997 except for
Note 9 as to which the
date is March 31, 1997

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                   DECEMBER 31,
                                         -----------------------------
                                            1998                1997
                                         ---------           ---------
  ASSETS
Current assets:
  Cash and cash equivalents              $    22.7           $    23.3
  Accounts receivable, net                   375.4               330.6
  Inventories                                 30.7                36.0
  Prepaid expenses and other                  12.3                16.9
  Deferred income taxes                       78.0               112.0
  Income taxes receivable                       --                 8.8
                                         ---------           ---------
 Total current assets                        519.1               527.6

Property, plant and equipment, net           259.1               254.9
Intangible assets, net                       836.2               851.3
Other assets, net                             26.5                24.7
                                         ---------           ---------
                                         $ 1,640.9           $ 1,658.5
                                         =========           =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $    50.2           $    55.9
  Accrued expenses and other                 128.7               140.7
  Current portion of long-term debt           72.5                  --
                                         ---------           ---------
 Total current liabilities                   251.4               196.6

Revolving credit facility                       --                40.0
Long-term debt, less current portion         571.3               643.8
Capital lease obligation                       4.2                 5.8
Other liabilities                            132.8               142.3

Commitments and contingent liabilities          --                  --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock, $0.10
  par value, 4,363,178 and 4,363,202
  shares issued and outstanding at
  December 31, 1998 and 1997,
  respectively (aggregate preference
  value of $218.2 at December 31, 1998
  and 1997)                                  213.0               212.6

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value,
  6,409,548 and 5,892,495 shares issued
  and outstanding at December 31, 1998
  and 1997, respectively (aggregate
  preference value of $320.5 and $294.6
  at December 31, 1998 and 1997,
  respectively)                              313.8               288.3

Shareholders' equity:
  Common stock, $0.01 par value;
    520,000,000 shares authorized;
    125,280,346 and 123,542,614
    shares issued and outstanding
    at December 31, 1998 and 1997,
    respectively                               1.2                 1.2
  Additional paid-in capital                 415.7               412.8
  Accumulated deficit                       (260.5)             (284.9)
  Accumulated other comprehensive income      (2.0)                 --
                                         ---------           ---------
    Total shareholders' equity               154.4               129.1
                                         ---------           ---------
                                         $ 1,640.9           $ 1,658.5
                                         =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                              YEARS ENDED DECEMBER 31,
                                       -----------------------------------
                                          1998         1997         1996
                                       ---------    ---------    ---------
Net sales                              $ 1,612.6    $ 1,579.9    $ 1,676.2

Cost of sales                            1,049.2      1,080.5      1,183.9
                                       ---------    ---------    ---------

Gross profit                               563.4        499.4        492.3

Selling, general and
  administrative expenses                  405.0        538.1        373.5

Amortization of intangibles
  and other assets                          30.8         30.6         29.6

Restructuring and non-recurring charges       --         22.7         23.0

Provision for settlements and related
  expenses                                    --           --        185.0
                                       ---------    ---------    ---------

Operating income (loss)                    127.6        (92.0)      (118.8)

Other income (expenses):
  Investment income                          2.6          2.4          2.2
  Interest expense                         (48.7)       (71.7)       (71.7)
                                       ---------    ---------    ---------

Earnings (loss) before income taxes         81.5       (161.3)      (188.3)

Provision for income taxes                  12.7        (54.4)       (34.8)
                                       ---------    ---------    ---------

Net income (loss)                           68.8       (106.9)      (153.5)

Less preferred stock dividends             (43.6)       (23.4)          --
Less accretion of mandatorily
  redeemable preferred stock                (0.8)        (0.5)          --
                                       ---------    ---------    ---------
Net income (loss) attributable to
  common shareholders                  $    24.4    $  (130.8)   $  (153.5)
                                       =========    =========    =========

Basic and diluted income (loss)
  per common share:                    $     0.20   $    (1.06)  $    (1.25)
                                       ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                   For the three-year period ended December 31, 1998

                                            Additional
                                    Common   Paid-in     Accumulated
                                    Stock    Capital      Deficit
                                   -------  ----------  -----------
BALANCE, JANUARY 1, 1996           $   1.2   $ 411.0     $   (0.6)

Comprehensive loss                      --        --       (153.5)
                                   -------   -------     --------

BALANCE, DECEMBER 31, 1996         $   1.2   $ 411.0     $ (154.1)

Comprehensive loss                      --        --       (106.9)
Issuance of common stock                --       1.8           --
Preferred stock dividends               --        --        (23.4)
Accretion of mandatorily
  redeemable preferred stock            --        --         (0.5)
                                   -------   -------     --------

BALANCE, DECEMBER 31, 1997         $   1.2   $ 412.8     $ (284.9)


Comprehensive income:
 Net income                             --        --         68.8
 Other comprehensive income:
    Unrealized loss on securities,
     net of tax                         --        --           --
                                                         --------
Comprehensive income                                         68.8
Issuance of common stock                --       2.9           --
Preferred stock dividends               --        --        (43.6)
Accretion of mandatorily
  redeemable preferred stock            --        --         (0.8)
                                   -------   -------     --------

BALANCE, DECEMBER 31, 1998         $   1.2   $ 415.7     $ (260.5)
                                   =======   =======     ========

                  For the three-year period ended December 31, 1998

                                   Accumulated
                                      Other           Total
                                  Comprehensive    Shareholders'
                                      Income          Equity
                                  -------------    ------------
BALANCE, JANUARY 1, 1996            $     --          $  411.6

Comprehensive loss                        --            (153.5)
                                    --------          --------

BALANCE, DECEMBER 31, 1996          $     --          $  258.1

Comprehensive loss                        --            (106.9)
Issuance of common stock                  --               1.8
Preferred stock dividends                 --             (23.4)
Accretion of mandatorily
  redeemable preferred stock              --              (0.5)
                                    --------          --------

BALANCE, DECEMBER 31, 1997          $     --          $  129.1

Comprehensive income:
 Net income                               --              68.8
 Other comprehensive income:
   Unrealized loss on securities,
    net of tax                          (2.0)             (2.0)
                                    --------          --------
Comprehensive income                    (2.0)             66.8
Issuance of common stock                  --               2.9
Preferred stock dividends                 --             (43.6)
Accretion of mandatorily
  redeemable preferred stock              --              (0.8)
                                    --------          --------

BALANCE, DECEMBER 31, 1998          $   (2.0)         $ 154.4
                                    ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                              YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                           1998        1997         1996
                                         --------    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                       $   68.8    $ (106.9)    $ (153.5)

 Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities:
       Provision for settlements and
         related expenses                      --          --        185.0
       Net gain on disposals                 (1.3)       (0.3)          --
       Depreciation and amortization         84.2        86.8         97.5
       Deferred income taxes, net            30.6       (43.0)        30.3
       Payments for settlement and
         related expenses                      --          --       (188.9)
    Change in assets and liabilities,
       net of effects of acquisitions:
       Net change in restructuring
         reserves                            (5.6)        5.6          4.2
       Decrease(increase)in accounts
         receivable, net                    (46.6)      175.0        (78.8)
       Decrease in inventories                5.2         8.3          8.0
       Decrease(increase)in prepaid
         expenses and other                   4.7         4.5         (3.1)
       Change in income taxes
         receivable/payable, net             (2.4)       45.5        (32.4)
       Decrease in accounts payable          (5.7)       (9.9)       (40.4)
       Increase (decrease)in accrued
         expenses and other                  (5.0)      (20.4)         6.3
       Other, net                            (1.8)       (0.8)        (8.7)
                                         --------    --------     --------
    Net cash provided by (used for)
       operating activities                 125.1       144.4       (174.5)
                                         --------    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                      (58.7)      (34.5)       (69.9)
  Proceeds from sale of assets               12.6         1.6          3.5
  Acquisitions of businesses                (23.7)         --         (5.0)
  Refund of lease guaranty                    8.0          --           --
                                         --------    --------     --------
  Net cash used for investing
    activities                              (61.8)      (32.9)       (71.4)
                                         --------    --------     --------


                                (continued)

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                 YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                              1998         1997        1996
                                            --------     --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit
    facilities                              $  40.0      $  35.0     $ 293.0
  Payments on revolving credit
    facilities                                (80.0)      (366.0)     (140.0)
  Payment on affiliate loan                      --       (187.0)         --
  Loan from affiliate                            --           --       187.0
  Payments on long-term debt                     --        (68.7)      (70.8)
  Payments on long-term lease obligations      (1.5)          --          --
  Deferred financing fees                        --         (4.6)         --
  Deferred payments on acquisitions            (6.8)        (5.2)      (10.4)
  Sale of redeemable preferred stock, net
    of issuance costs                            --        486.9          --
  Payment of preferred stock dividends        (18.5)        (9.7)         --
  Cash received for issuance of common
    stock                                       2.9          1.8          --
                                            -------      -------     -------
  Net cash provided by (used for)
    financing activities                      (63.9)      (117.5)      258.8
                                             ------       ------      ------
  Net increase (decrease) in cash
    and cash equivalents                       (0.6)        (6.0)       12.9
  Cash and cash equivalents at
    beginning of year                          23.3         29.3        16.4
                                             ------       ------      ------
  Cash and cash equivalents at
    end of year                             $  22.7      $  23.3     $  29.3
                                            =======      =======     =======

Supplemental schedule of cash
  flow information:
  Cash paid (received)during the year
  for:
     Interest                               $  47.5      $  69.2     $  65.1
     Income taxes, net of refunds             (12.2)       (55.0)      (15.2)

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                     25.1         13.7          --
 Accretion of mandatorily redeemable
    preferred stock                             0.8          0.5          --
 Acquisition liabilities assumed                1.3           --        18.4
 Unrealized loss on securities available-
    for-sale (net of tax)                       2.0           --          --
 Obligations incurred under capital leases       --          4.6          --


The accompanying notes are an integral part of these consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

     Laboratory Corporation of America Holdings and its subsidiaries ("Company") is the largest independent clinical laboratory company in the United States based on 1998 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other clinical states. Since its founding in 1971, the Company has grown into a network of 25 major laboratories and approximately 1,500 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 50 states.

     The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its subsidiaries after elimination of all material intercompany accounts and transactions.

CASH EQUIVALENTS:

     Cash equivalents (primarily investments in money market funds, time deposits, commercial paper and eurodollars which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market.

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

                                                        Years
                                                        -----
       Buildings and building improvements               35
       Machinery and equipment                           3-10
       Furniture and fixtures                            5-10

     Leasehold improvements and assets held under capital leases are amortized over the shorter of their estimated lives or the period of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred. Retirements, sales and other disposals of assets are recorded by removing the cost and accumulated depreciation from the related accounts with any resulting gain or loss reflected in income.

CAPITALIZED SOFTWARE COSTS:

     The Company capitalizes purchased software which is ready for service and capitalizes software development costs incurred on significant projects starting from the time management commits to funding a project until the project is substantially complete and the software is ready for its intended use. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system, generally five years.

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

REVENUE RECOGNITION:

     Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as a charge to revenue. In 1998, 1997 and 1996, approximately 22%, 20% and 23%, respectively, of the Company's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

INCOME TAXES:

     The Company accounts for income taxes utilizing the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

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


EARNINGS PER SHARE:

     Basic earnings per share is computed by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net income
(loss), by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company's Mandatorily Redeemable Preferred Stock and outstanding stock options and warrants. However, the effect of conversion of the Company's redeemable preferred stock, or exercise of the Company's stock options or warrants was not included in the computation of diluted earnings per common share as it would have been anti-dilutive for all periods presented, except for the fourth quarter of 1998.

     For the years ended December 31, 1998, 1997 and 1996, basic and diluted earnings per common share is calculated based on the weighted average number of shares outstanding during each year (124,846,812, 123,241,222, and 122,919,767 shares, respectively).

INVESTMENTS:

     Investments in equity securities are reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of shareholders' equity. At December 31, 1998, the Company recorded an unrealized loss on equity investments of $2.0, net of related deferred tax benefit of $1.3.

REPORTING COMPREHENSIVE INCOME:

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was issued and establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements of SFAS No. 130 have been included in the Company's Consolidated Statements of Shareholders' Equity.

SEGMENT REPORTING:

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information", also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for fiscal years beginning after December 15, 1997. As of December 31, 1998, the Company's organization has no identifiable reportable operating segments.

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

LONG-LIVED ASSETS:

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is determined by the Company at the entity level by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLE ASSETS:

     Intangible assets, consisting of goodwill and other intangibles (i.e., customer lists and non-compete agreements), are amortized on a straight-line basis over the expected periods to be benefited, generally ranging from 25 to 40 years for goodwill, 10 to 25 years for customer lists and approximately 5 years for non-compete agreements.

RECLASSIFICATIONS:

     In 1998, the Company reclassified $61.0 and $68.5 for the years ended December 31, 1997 and 1996, respectively to selling, general and administrative expenses from net sales adjustments to be consistent with the 1998 classification. The reclassification had no effect on operating income.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


2.   RESTRUCTURING AND NON-RECURRING CHARGES

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

     In addition, the Company recorded certain non-recurring charges in the second quarter of 1996 related to further integration after the Merger. The Company decided to abandon certain data processing systems and therefore wrote off approximately $6.7 in capitalized software costs. In addition, the Company relocated its principal drug testing facility to accommodate consolidation of the RBL and Company operations and incurred approximately $1.3 in costs primarily related to the write-off of leasehold improvements and building clean up. Finally, the Company recorded a charge of $2.0 for various other items including the write-off of certain supplies which were not compatible with new testing methods designed to increase efficiency.

     There were estimate revisions made in 1997 and 1996 between classifications of the restructuring charge amounts, which were reclassified in quarters in which it was determined the reclassification was appropriate.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

The following represents the Company's restructuring activities for the period indicated:
                                          Asset           Lease and
                          Severance    revaluations    other facility
                            costs     and write-offs     obligations     Total
                          ---------   --------------   --------------   -------
 Balance at
  January 1, 1996          $  12.8       $  18.6           $  18.9      $  50.3
   Restructuring charges       8.1           1.4               3.5         13.0
   Reclassifications and
     non-cash items            1.6         (10.6)             (2.3)       (11.3)
   Cash payments             (14.2)           --              (3.2)       (17.4)
                           -------       -------           -------      -------

 Balance at
  December 31, 1996            8.3           9.4              16.9         34.6
   Long Island downsizing      5.2           5.0              12.5         22.7
  Winston-Salem closure        2.7           2.6               7.3         12.6
  Adjustments                 (1.7)         (5.6)             (5.3)       (12.6)
  Reclassifications and
    non-cash items             3.2          (6.7)              1.9         (1.6)
  Cash payments              (14.0)         (0.7)             (2.4)       (17.1)
                           -------       -------           -------      -------

 Balance at
  December 31, 1997            3.7           4.0              30.9         38.6
  Cash payments               (1.2)         (0.5)             (3.9)        (5.6)
                           -------       -------           -------      -------

 Balance at
  December 31, 1998        $   2.5       $   3.5           $  27.0      $  33.0
                           =======       =======           =======      =======

 Current                                                                $  17.5
 Non-current                                                               15.5
                                                                        -------
                                                                        $  33.0
                                                                        =======


       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


3.   ACCOUNTS RECEIVABLE, NET
                                                    December 31,   December 31,
                                                       1998           1997
                                                    ------------   -----------
Gross accounts receivable                             $ 569.4        $ 526.0
Less allowance for doubtful accounts                   (194.0)        (195.4)
                                                      -------        -------
                                                      $ 375.4        $ 330.6
                                                      =======        =======

     The provision for doubtful accounts was $164.7, $311.5 and $150.0 in 1998, 1997 and 1996, respectively.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

4.   PROPERTY, PLANT AND EQUIPMENT, NET
                                           December 31,   December 31,
                                              1998           1997
                                           -----------    -----------
Land                                        $    9.7        $    9.4
Buildings and building improvements             64.6            62.9
Machinery and equipment                        306.6           277.4
Leasehold improvements                          57.3            53.3
Furniture and fixtures                          26.1            25.9
Construction in progress                        32.7            20.9
Buildings under capital leases                   5.4             5.4
Equipment under capital leases                   4.6             4.6
                                            --------        --------
                                               507.0           459.8
Less accumulated depreciation
  and amortization of capital lease assets    (247.9)         (204.9)
                                            --------        --------
                                            $  259.1        $  254.9
                                            ========        ========

5.   INTANGIBLE ASSETS, NET
                                           December 31,    December 31,
                                              1998            1997
                                           -----------     -----------
Goodwill                                    $  782.9        $  774.0
Other intangibles, principally customer
   lists and non-compete agreements            231.2           224.7
                                            --------        --------
                                             1,014.1           998.7
Less accumulated amortization                 (177.9)         (147.4)
                                            --------        --------
                                            $  836.2        $  851.3
                                            ========        ========

     Amortization of intangible assets was $30.8, $30.6 and $29.6 in 1998, 1997 and 1996, respectively.

6.   ACCRUED EXPENSES AND OTHER
                                           December 31,   December 31,
                                              1998           1997
                                           -----------    -----------
Employee compensation and benefits          $   45.9       $   50.4
Acquisition related accruals                    16.7           20.6
Restructuring reserves                          17.5           21.8
Accrued taxes                                   11.2           13.1
Self-insurance reserves                         22.6           24.1
Interest payable                                 5.7            6.0
Other                                            9.1            4.7
                                            --------       --------
                                            $  128.7       $  140.7
                                            ========       ========

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


7.   OTHER LIABILITIES
                                           December 31,   December 31,
                                              1998           1997
                                           -----------    -----------
Acquisition related accruals                $  16.8         $  20.2
Restructuring reserves                         15.5            16.8
Deferred income taxes                          29.4            34.3
Post-retirement benefit obligation             32.5            29.4
Self-insurance reserves                        37.8            41.1
Other                                           0.8             0.5
                                            -------         -------
                                            $ 132.8         $ 142.3
                                            =======         =======

8.   SETTLEMENTS

     As previously discussed in the Company's public filings, the Office of Inspector General ("OIG") of the Department of Health and Human Services and the Department of Justice ("DOJ") had been investigating certain past laboratory practices of the predecessor companies of the Company. On November 21, 1996, the Company reached a settlement with the OIG and the DOJ regarding the prior billing practices of these predecessor companies (the "1996 Government Settlement"). Consistent with this overall settlement, the Company paid $187.0 to the Federal Government in December 1996 (the "Settlement Payment") with proceeds from a loan from Roche Holdings, Inc.("Roche"). As a result of negotiations related to the 1996 Government Settlement, the Company recorded a charge of $185.0 in the third quarter of 1996 (the "Settlement Charge") to increase reserves for the 1996 Government Settlement described above, and other related expenses of government and private claims resulting therefrom.

9.   LONG-TERM DEBT

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

     Under the Amended Credit Agreement, maturities under the Amended Term Loan Facility were extended in aggregate to $46.4 in 1999 (to be paid in quarterly installments of $11.6), $92.8 in 2000, $139.2 in 2001 through 2003 and $87.0 in 2004 (paid in quarterly installments).

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


The maturities of the Amended Revolving Credit Facility were also extended approximately two years to March 31, 2002. The Company will also make a special payment on its Amended Term Loan Facility during the second quarter of 1999 of approximately $26.1, based on a contractual formula contained on the Amended Credit Agreement.

     Both the Amended Term Loan Facility and the Amended Revolving Credit Facility bear interest, at the option of the Company, at (i) the base rate (the higher of the Bank Agent's base commercial loan rate or 50 basis points above the Federal Funds Rate) plus the applicable base rate margin or
(ii) the Eurodollar rate plus the applicable Eurodollar rate margin. The Amended Credit Agreement provides that in the event of a reduction of the percentage of Common Stock held by Roche and its affiliates (other than the Company and its subsidiaries) below 25%, the applicable interest margins and facility fees on borrowings outstanding under the Amended Credit Agreement will increase. In addition, pursuant to the Amended Credit Agreement, the applicable interest margins on borrowings outstanding thereunder are based upon the leverage ratio.

     In February 1998, the Company negotiated an amendment to the Amended Credit Agreement, covering both long-term and revolving credit, of certain covenants contained in the agreement. The amendment excludes certain actual expenses incurred during the fourth quarter of 1997 from interest coverage and leverage ratio calculations applicable to the quarters ended December 31, 1997 through September 30, 1998. The amendment also excludes these expenses from certain other covenant calculations applicable to the quarter ending December 31, 1997 and the quarterly periods thereafter.

     At December 31, 1998 and 1997 the Company was a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $500.0 and $600.0, respectively, of its floating rate debt. This effectively fixed the interest rate exposure on the floating rate debt to a weighted-average fixed interest rate of 6.20% and 6.95%, respectively. These swaps require that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. The amounts paid by the Company in 1998 and 1997 were $.3 and $1.7, respectively. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The current agreements mature in September 2002 and January 2003. The estimated cost at which the Company could have terminated these agreements as of December 31, 1998 and 1997 was approximately $6.9 and $0.4, respectively. This fair value was estimated by discounting the expected cash flows using rates currently available for interest rate swaps with similar terms and maturities. Interest rates in

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


effect for both the long-term and revolving credit agreement as of December 31, 1998 and 1997 were 5.8% and 6.9%, respectively.

10.       ISSUANCE OF MANDATORILY REDEEMABLE PREFERRED STOCK

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

     Offering costs of $13.1 were recorded against the aggregate preference value of the preferred stock and will be accreted up to the date of mandatory redemption. Accretion for the year ended December 31, 1998 was $0.8.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


11.  INCOME TAXES

     The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:


                                         Years Ended December 31,
                                    ---------------------------------
                                      1998        1997         1996
                                    --------    --------     --------

Current:
  Federal                           $ (17.6)    $ (12.3)     $ (54.4)
  State                                 1.0         0.9          2.3
                                    -------     -------      -------
                                      (16.6)      (11.4)       (52.1)
                                    -------     -------      -------

Deferred:
  Federal                              45.2       (35.5)        15.2
  State                               (15.9)       (7.5)         2.1
                                    -------     -------      -------
                                       29.3       (43.0)        17.3
                                    -------     -------      -------
                                    $  12.7     $ (54.4)     $ (34.8)
                                    =======     =======      =======


     The effective tax rates on earnings (loss) before income taxes is reconciled to statutory federal income tax rates as follows:


                                         Years Ended December 31,
                                    ---------------------------------
                                      1998        1997         1996
                                    -------     -------      --------

Statutory federal rate                35.0%      (35.0)%      (35.0)%
State and local income taxes,
  net of federal income tax effect     8.5        (2.4)        (3.0)
Non deductible amortization of
   intangible assets                   8.6         4.3          3.0
Change in valuation allowance        (33.8)        6.2         17.0
Adjustments of deferred tax balances    --        (6.2)          --
Other                                 (2.7)       (0.6)        (0.5)
                                    ------      ------       ------

Effective rate                        15.6%      (33.7)%      (18.5)%
                                    ======      ======       ======

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                           December 31,   December 31,
                                              1998           1997
                                           ------------   -----------
Deferred tax assets:
  Settlement and related expenses           $  13.0        $  13.0
  Accounts receivable                          23.0           86.9
  Self insurance reserves                       6.0            4.6
  Postretirement benefit obligation            13.7           10.6
  Acquisition and restructuring reserves       37.2           34.3
  State net operating loss carryforwards       15.7           11.8
  Other                                        22.7           23.8
                                            -------        -------
                                              131.3          185.0
    Less valuation allowance                  (14.5)         (42.0)
                                            -------        -------
    Net deferred tax assets                   116.8          143.0
                                            -------        -------

Deferred tax liabilities:
  Intangible assets                           (54.3)         (51.2)
  Property, plant and equipment               (12.2)         (13.0)
  Other                                        (1.7)          (1.1)
                                            -------        -------
    Total gross deferred tax liabilities      (68.2)         (65.3)
                                            -------        -------
Net deferred tax assets                     $  48.6        $  77.7
                                            =======        =======

     In 1996, a valuation allowance of $32.0 was established because at the time the realization of the deferred tax asset related to the state net operating loss carryforwards, the postretirement benefit obligation as well as certain other temporary differences was considered less likely than not. The increase in the valuation allowance of $10.0 from December 31, 1996 to December 31, 1997 was due to the uncertain realization of the state tax effect of certain temporary differences. Based on improved current and projected operating results, the Company reduced its valuation allowance applied against its deferred tax assets relating to state net operating loss carryforwards and certain acquisition and restructuring reserves by approximately $27.5 million during the fourth quarter of 1998. This was reflected as a reduction in the provision for income taxes. This adjustment brings the Company's net deferred tax assets to a level where management believes that it is more likely than not the tax benefits will be realized.

     During 1998, the Company received a Revenue Agents Report (RAR) from the Internal Revenue Service, concluding audits of the tax years ended 1993, 1994, and 1995. Concurrent with the audits of these years, the Company has filed amended Federal income tax returns for the years 1993-1997, recalculating deductible amounts relating to

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


the allowance for doubtful accounts under Internal Revenue Code Section 475. The amended returns, coupled with adjustments agreed-upon from the RAR, produced a net tax refund receivable of approximately $13.6 which has been recorded in the accompanying Consolidated Balance Sheet as of December 31, 1998. As a result of these amended returns and generation of taxable income during 1998, the Company reduced the amount of its net deferred tax assets related to accounts receivable and net operating loss carryforwards by approximately $51.0.

     The RAR also contained certain adjustments for additional taxes of $14.6 plus interest. The Company disagrees with these adjustments and believes it has sound legal defenses to those items. It is the opinion of management that the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operation or financial position.

     The Company has state tax loss carryforwards of approximately $307.3 which expire, starting in 2001, through 2018.

12.  STOCK COMPENSATION PLANS

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

     In 1997, the Company adopted the 1997 Stock Option Plan, reserving 6,000,000 shares of common stock for issuance pursuant to

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


options and stock appreciation rights that may be granted under the plan. During 1998, there were 5,249,880 options granted to officers and key employees of the company. Exercise prices for these options ranged from $1.94 to $2.50.

     At December 31, 1998, there were 629,083 additional shares available for grant under the Company's Stock Option Plans. The per share weighted-average fair value of stock options granted during 1998 was $1.10 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: - expected dividend yield 0.0%, volatility of 0.5, risk-free interest rate of 4.4%, and an expected life of five years.

     In 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Plan"), reserving 3,500,000 shares of common stock for issuance. Substantially all employees of the Company are eligible to participate in the Plan through periodic payroll withholdings. For each six-month period, eligible employees will receive options to purchase shares at 85% of the lesser of the fair market value of a share of common stock at the beginning or end of the withholding period. In July of 1998, the Company issued 732,255 shares of common stock to participating employees with payroll withholdings of $1.1. In January of 1999, the Company issued 961,122 shares of common stock to participating employees with payroll withholdings of $1.1.

     The per share weighted-average grant date fair value of the benefits granted under the Employee Stock Purchase Plan for the first six months and second six months of 1998 was $0.50 and $0.78, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions: first six months-expected dividend yield 0.0%, volatility of 0.6, risk-free interest rate of 5.3%, expected life of 181 days; second six months-expected dividend yield 0.0%, volatility of 0.8, risk-free interest rate of 5.1%, expected life of 184 days.

     The Company applies the provisions of APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock compensation plans in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in SFAS No. 123, the impact on the Company's net income (loss) on a pro forma basis is indicated below:

                                                  Years ended
                                                  December 31,
                                           1998        1997        1996
                                         --------    --------    --------

  Net income (loss)        As reported   $   68.8    $ (106.9)   $ (153.5)
                            Pro forma        66.1      (108.8)     (154.7)

  Net income (loss) per
    common share           As reported   $    0.20   $   (1.06)  $   (1.25)
                           Pro forma          0.17       (1.07)      (1.26)

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


     Pro forma net income (loss) reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of two to three years and compensation cost for options granted prior to January 1, 1996 is not considered.

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

     Changes in options outstanding under the plans for the periods indicated were as follows:

                                                      Weighted-Average
                                       Number          Exercise Price
                                     of Options          per Option
                                     ----------       ---------------

Outstanding at January 1, 1996       1,741,245            $14.637

    Canceled                          (443,027)           $14.104
                                     ---------

Outstanding at December 31, 1996     1,298,218            $14.637
   (993,429 exercisable)
    Granted                          4,080,000            $ 2.900
    Canceled                          (589,500)           $ 9.508
                                     ---------

Outstanding at December 31, 1997     4,788,718            $ 4.963
   (1,769,893 exercisable)
     Granted                         5,249,880            $ 1.939
     Canceled                         (323,891)           $ 7.149
                                     ---------

Outstanding at December 31, 1998     9,714,707            $ 3.256
                                     =========

Exercisable at December 31, 1998     2,825,940            $ 5.934
                                     =========

     The weighted average remaining life of options outstanding at December 31, 1998 is approximately 9.0 years.

     The following table summarizes information concerning currently outstanding and exercisable options.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

            OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
---------------------------------------------------   ---------------------

                                Weighted
                                 Average   Weighted                Weighted
                               Remaining   Average                 Average
   Range of        Number     Contractual  Exercise     Number     Exercise
Exercise Prices  Outstanding     Life       Price     Exercisable    Price
---------------------------------------------------   ---------------------

$ 1.938 -  3.125  8,912,648       8.9       2.337      2,023,881     2.947
$11.293 - 16.481    802,059       6.5      13.472        802,059    13.472
                  ---------                            ---------
                  9,714,707                            2,825,940
                  =========                            =========

13.  RELATED PARTY TRANSACTIONS

     At December 31, 1998 and 1997, 61,329,256 shares of the Company's outstanding common stock, or approximately 49.0% at December 31, 1998 and 49.6% at December 31, 1997, were owned by Roche. In addition, Roche owned 5,672,399 shares of the Company's redeemable convertible preferred stock at December 31, 1998, or approximately 52.7%. No voting rights are associated with the redeemable preferred shares.

     The Company purchases certain items, primarily laboratory testing supplies from various affiliates of Roche. Total purchases from these affiliates, which are recorded in cost of sales, were $33.0, $25.2 and $19.6 in 1998, 1997 and 1996, respectively. In addition, the Company made royalty payments to Roche in the amounts of $2.9 in 1998, $3.7 in 1997 and $1.4 in 1996. Revenue received from Roche for laboratory services was $0.5 in 1998, $1.6 in 1997 and $2.0 in 1996. Amounts owed to affiliates at December
31, 1998 and 1997 were $1.7 and $2.2, respectively.

     A member of the Company's Board of Directors is President, Chief Executive Officer and Chairman of Autocyte, Inc. and has a beneficial ownership of 15.5% of Autocyte's common stock. The Company's Chief Executive Officer serves on the Board of Autocyte and has a beneficial ownership of less than 1% of Autocyte's common stock.

     The Company has certain on-going arrangements with Autocyte for the purchase by the Company of certain products with an aggregate value of approximately $0.7 in 1998, less than $0.1 in 1997 and $2.2 in 1996.

     As of December 31, 1998 and 1997, the number of warrants outstanding to purchase the Company's common stock was 22,151,308, of which 8,325,000 warrants were held by an affiliate of Roche. These warrants are exercisable at a price of $22.00 per share and expire on April 28, 2000.

14.  COMMITMENTS AND CONTINGENT LIABILITIES

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, product and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 1998 and 1997, the Company had provided letters of credit aggregating approximately $23.0 and $26.1, respectively, primarily in connection with certain insurance programs.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


     The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 1998 are as follows:

                                      Operating       Capital
                                      ---------       -------
     1999                              45.6              3.7
     2000                              35.2              2.8
     2001                              24.5              2.6
     2002                              19.5              2.4
     2003                              15.6              2.5
     Thereafter                        56.7              9.8
                                     ------           ------

     Total minimum lease payments     197.1             23.8
     Less:
       Amounts included in
         restructuring accruals          --             13.9
       Amount representing interest      --              4.1
                                     ------           ------
     Total minimum operating
       lease payments and
       present value of minimum
       capital lease payments       $ 197.1           $  5.8
                                    =======           ======
     Current                                          $  1.6
     Non-current                                         4.2
                                                      ------
                                                      $  5.8
                                                      ======
     Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $67.5, $67.9 and $70.6 for the years ended December 31, 1998, 1997 and 1996, respectively.

15.  PENSION AND POSTRETIREMENT PLANS

     The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older and have been employed by the Company for at least six consecutive months and completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $7.1, $6.9 and $7.5 in 1998, 1997 and 1996, respectively.

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

     The Company has a second defined benefit plan which covers its senior management group that provides for the payment of the difference, if any, between the amount of any maximum limitation on annual benefit payments under the Employee Retirement Income Security Act of 1974 and the annual benefit that would be payable under the Company Plan but for such limitation. This plan is an unfunded plan.

     The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:
                                                     Company Plan
                                               ------------------------
                                                     Years ended
                                                     December 31,
                                                 1998    1997     1996
                                               ------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                   $ 10.5   $ 10.4   $ 10.3
Interest cost                                     8.6      8.3      7.0
Expected return on plan assets                  (11.0)    (8.7)    (7.8)
Net amortization and deferral                    (1.6)    (1.1)    (0.8)
                                               ------   ------   ------
Net periodic pension cost                      $  6.5   $  8.8   $  8.7
                                               ======   ======   ======

                                                          Company Plan
                                                        ---------------
                                                          December 31,
                                                          1998    1997
                                                        ---------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                 $134.1   $108.0
Service costs                                             10.5     10.4
Interest cost                                              8.6      8.3
Actuarial (gain)/loss                                     (4.0)    14.8
Benefits paid                                             (8.9)    (7.4)
                                                        ------   ------
Benefit obligation at end of year                        140.3    134.1
                                                        ------   ------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year           118.5     96.2
Actual return on plan assets                               9.9     20.2
Employer contributions                                    16.4      9.5
Benefits paid                                             (8.9)    (7.4)
                                                        ------   ------
Fair value of plan assets at end of year                 135.9    118.5
                                                        ------   ------

Funded status, end of year                                 4.4     15.6
Unrecognized net actuarial loss                          (14.3)   (20.6)
Unrecognized prior service cost                           10.6     15.5
                                                        ------   ------
Accrued pension liability                               $  0.7   $ 10.6
                                                        ======   ======

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Assumptions used in the accounting for the defined benefit plans were as follows:
                                                  Company Plan
                                                ----------------
                                                 1998      1997
                                                ----------------
Weighted average discount rate                    6.75%    7.00%
Weighted average rate of increase
  in future compensation levels                   4.0%     4.0%
Weighted average expected long-
  term rate of return                             9.0%     9.0%


     In addition, the Company assumed obligations under RBL's postretirement medical plan effective with the Merger. Effective July 1, 1995, coverage under the plan was restricted to certain existing RBL employees. This plan is unfunded and the Company's policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

                                      Year ended    Year ended
                                      December 31,  December 31,
                                         1998          1997
                                      ------------  ------------

Service cost                             $  1.0        $  1.0
Interest cost                               2.7           2.4
Net amortization and deferral               0.1            --
                                         ------        ------
Postretirement benefit costs             $  3.8        $  3.4
                                         ======        ======

A summary of the components of the accumulated postretirement benefit obligation follows:

                                                    December 31,
                                                   1998      1997
                                                  ----------------

    Retirees                                       $  9.3  $  6.2
    Fully eligible active plan participants          11.5    14.4
    Other active plan participants                   18.0    20.0
                                                   ------  ------
                                                  $  38.8  $ 40.6
                                                   ======  ======

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


RECONCILIATION OF THE FUNDED STATUS OF THE
  POSTRETIREMENT BENEFIT PLAN AND ACCRUED LIABILITY:
Accumulated postretirement benefit obligation,
  beginning of year                                   $ 40.6   $ 32.1
Changes in benefit obligation due to:
  Service cost                                           1.0      1.0
  Interest cost                                          2.7      2.4
  Plan participants contributions                        0.1      0.9
  Actuarial (gain) loss                                 (3.7)     5.1
  Amendments                                            (1.1)      --
  Benefits paid                                         (0.8)    (0.9)
                                                      ------   ------
Accumulated post retirement benefit obligation,
  end of year                                           38.8     40.6
Unrecognized net actuarial loss                        (10.5)   (14.8)
Unrecognized prior service cost                          4.2      3.6
                                                      ------   ------
Accrued postretirement benefit obligation             $ 32.5   $ 29.4
                                                      ======   ======

     The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation were 6.8% and 7.1%, respectively, as of December 31, 1998 and 1997. The health care cost trend rate was assumed to be 7.5% and 8.0%, respectively, declining gradually to 5.0% in the year 2006 and thereafter. The health care cost trend rate has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by $7.0 million. The impact of a percentage point increase on the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost results in an increase of $0.7.

16.  QUARTERLY DATA (UNAUDITED)

     The following is a summary of unaudited quarterly data:

                                      Year ended December 31, 1998
                               ---------------------------------------------
                                 1st      2nd      3rd      4th       Full
                               Quarter  Quarter  Quarter  Quarter     Year
                               -------  -------  -------  -------    -------

Net sales                      $ 387.7  $ 402.4  $ 414.7  $ 407.8   $1,612.6
Gross profit                     132.0    144.6    144.4    142.4      563.4
Net earnings (loss)                9.3     12.8     11.4     35.3       68.8
Less preferred dividends          11.0     11.3     11.1     10.2       43.6
less accretion of mandatorily
  redeemable preferred stock       0.2      0.2      0.2      0.2        0.8
Net earnings (loss)
  attributable to common
  shareholders                    (1.9)     1.3      0.1     24.9       24.4
Basic earnings (loss) per
  common share                    (0.01)    0.01     0.00     0.20       0.20
Diluted earnings (loss) per
  common share                    (0.01)    0.01     0.00     0.11       0.20

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                       Year ended December 31, 1997
                                ---------------------------------------------
                                  1st      2nd      3rd      4th       Full
                                Quarter  Quarter  Quarter  Quarter     Year
                                ---------------------------------------------

Net sales                       $ 406.5  $ 405.3  $ 391.4  $ 376.7   $1,579.9
Gross profit                      129.3    133.6    128.7    107.8      499.4
Net earnings (loss)                 2.4      4.1      5.4   (118.8)    (106.9)
Less preferred dividends             --      1.1     12.0     10.3       23.4
Less accretion of mandatorily
  redeemable preferred stock         --      --       0.2      0.3        0.5
Net earnings (loss)
  attributable to common
  shareholders                      2.4      3.0     (6.8)  (129.4)    (130.8)
Basic and diluted earnings
  (loss) per common share           0.02     0.02    (0.05)   (1.05)     (1.06)


      In the fourth quarter of 1998, the Company reclassified certain amounts for the three quarters ended September 30, 1998, and the four quarters ended December 31, 1997, to selling, general and administrative expenses from net sales adjustments to be consistent with the 1998 classification. The reclassified amounts are as follows: $14.7, first quarter of 1998; $16.3, second quarter of 1998; $16.4, third quarter of 1998; $15.0, first quarter of 1997; $15.8, second quarter of 1997; $14.9, third quarter of 1997; $15.3, fourth quarter of 1997; $61.0, full year of 1997.

     For the fourth quarter of 1998, basic and diluted earnings per common share is calculated based on the weighted average number of shares outstanding for the quarter (125,269,903 and 318,739,501, respectively).

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


17.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement is effective for fiscal years beginning after June 15, 1999, and standardizes the accounting for derivative instruments by requiring that and entity recognize those items as assets or liabilities and measure them at fair value. Adoption is not expected to have a material impact on the Company's financial position or results of operations.

                                                                SCHEDULE II

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                Years Ended December 31, 1998, 1997 and 1996
                           (Dollars in Millions)

-------------------------------------------------------------------------------
                                   Balance       Charged     Other
                                     at            to       (Deduct-
                                  beginning     Costs and      ions
                                   of year       Expenses    Additions
-------------------------------------------------------------------------------


Year ended December 31, 1998:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts              $ 195.4        $  164.7     $ (166.1)
                                 =======        ========     ========

  Valuation allowance-
  deferred tax assets            $  42.0        $  (27.5)    $     --
                                 =======        ========     ========

Year ended December 31, 1997:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts              $ 111.6        $  311.5     $ (227.7)
                                 =======        ========     ========

  Valuation allowance-
  deferred tax assets            $  32.0        $   10.0     $     --
                                 =======        ========     ========


Year ended December 31, 1996
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts              $  90.4        $  150.0     $ (128.8)
                                 =======        ========     ========

Valuation allowance-
  deferred tax assets            $    --        $   32.0     $     --
                                 =======        ========     ========

-----------------------------------------

                                Balance
                                at end
                                of year
-----------------------------------------

Year ended December 31, 1998:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts            $ 194.0
                               =======

  Valuation allowance-
  deferred tax assets          $  14.5
                               =======

Year ended December 31, 1997:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts            $ 195.4
                               =======

  Valuation allowance-
  deferred tax assets          $  42.0
                               =======

Year ended December 31, 1996:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts            $ 111.6
                               =======

  Valuation allowance-
  deferred tax assets          $  32.0
                               =======