Form 10-Q
period 1999-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 1999-05-13
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                              -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 126,254,500 shares as of April 30, 1999, of which 61,329,256 shares  are  held by indirect wholly owned subsidiaries  of  Roche
Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of April 30, 1999, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                            March 31,       December 31,
                                              1999              1998
                                           ----------       ------------
  ASSETS
Current assets:
  Cash and cash equivalents                $   16.3          $   22.7
  Accounts receivable, net                    383.6             375.4
  Inventories                                  30.4              30.7
  Prepaid expenses and other                   15.8              12.3
  Deferred income taxes                        79.5              78.0
                                           --------          --------
Total  current assets                         525.6             519.1

Property, plant and equipment, net            260.5             259.1
Intangible assets, net                        827.4             836.2
Other assets, net                              24.9              26.5
                                           --------          --------
                                           $1,638.4          $1,640.9
                                           ========          ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   43.4          $   50.2
  Accrued expenses and other                  139.2             128.7
  Current portion of long-term debt            83.3              72.5
                                           --------          --------
 Total current liabilities                    265.9             251.4

Long-term debt, less current portion          548.9             571.3
Capital lease obligations                       3.8               4.2
Other liabilities                             128.4             132.8

Commitments and contingent liabilities           --                --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock,
  $0.10 par value, 4,363,178 shares
  issued and outstanding at
  March 31, 1999 and December 31, 1998
  (aggregate preference value of
  $218.2 at March 31, 1999 and
  December 31, 1998)                          213.1             213.0

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value,
  6,545,752 and 6,409,548 shares issued
  and outstanding at March 31, 1999 and
  December 31, 1998, respectively
  (aggregate preference value of
  $327.3 and $320.5, respectively)            320.2             313.8

Shareholders' equity:
  Common stock, $0.01 par value;
    520,000,000 shares authorized;
    126,254,500 and 125,280,346
    shares issued and outstanding
    at March 31, 1999 and
    December 31, 1998, respectively             1.2               1.2
  Additional paid-in capital                  417.0             415.7
  Accumulated deficit                        (257.6)           (260.5)
  Accumulated other comprehensive income       (2.5)             (2.0)
                                           --------          --------
   Total shareholders' equity                 158.1             154.4
                                           --------          --------
                                           $1,638.4          $1,640.9
                                           ========          ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                Three Months Ended
                                                     March 31,
                                              ---------------------
                                                 1999         1998
                                              ---------    --------
Net sales                                     $  417.9     $  387.7

Cost of sales                                    266.5        255.7
                                              --------     --------
Gross profit                                     151.4        132.0

Selling, general and
  administrative expenses                        109.1         95.0

Amortization of intangibles
  and other assets                                 7.9          7.6
                                              --------     --------
Operating income                                  34.4         29.4

Other income (expenses):
  Gain (loss) on sale of assets                   (1.2)         2.0
  Investment income                                0.1          0.3
  Interest expense                               (10.5)       (12.9)
                                              --------     --------
Earnings before income taxes                      22.8         18.8

Provision for income taxes                         8.7          9.5
                                              --------     --------
Net income                                        14.1          9.3

Less preferred stock dividends                   (11.0)       (11.0)
Less accretion of mandatorily redeemable
  preferred stock                                 (0.2)        (0.2)
                                              --------     --------
Net income (loss) attributable to
  common shareholders                        $     2.9    $   (1.9)
                                              ========     ========
Basic and diluted income (loss)
  per common share                           $     0.02    $  (0.01)
                                              =========     ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended
                                                         March 31,
                                                   -------------------
                                                     1999         1998
                                                   -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $ 14.1       $ 9.3

 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization                   21.2        21.3
      Net (gains) losses on sale of assets             1.2        (2.0)
      Deferred income taxes                           (4.0)        1.5
      Change in assets and liabilities:
        Net decrease in restructuring reserves        (1.3)       (2.1)
        Increase in accounts receivable, net          (8.2)      (13.3)
        Decrease in inventories                        0.3         5.6
        Increase in prepaid
          expenses and other                          (3.0)       (1.5)
        Change in income taxes receivable               --         6.3
        Increase (decrease) in accounts payable       (6.8)        3.9
        Increase (decrease) in accrued
          expenses and other                          11.6        (1.1)
        Other, net                                      --         0.5
                                                    ------      ------
 Net cash provided by operating activities            25.1        28.4
                                                    ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (15.5)      (17.1)
  Proceeds from sale of assets                         0.1        11.0
  Refund of lease guaranty                              --         8.0
                                                    ------      ------
 Net cash provided by (used for) investing
    activities                                       (15.4)        1.9
                                                    ------      ------

                            (continued)



       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1999        1998
                                                     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on revolving credit
    facilities                                      $   --      $ (30.0)
  Payments on long-term debt                          (11.6)         --
  Payments on long-term lease obligation               (0.4)       (0.5)
  Deferred payments on acquisitions                    (0.8)       (1.4)
  Payment of preferred stock dividends                 (4.6)       (4.6)
  Net proceeds from issuance of stock to
    employee stock plan                                 1.3         1.6
                                                     ------      ------
Net cash used for financing activities                (16.1)      (34.9)
                                                     ------      ------
  Net decrease in cash and cash equivalents            (6.4)       (4.6)
  Cash and cash equivalents at
    beginning of period                                22.7        23.3
                                                     ------      ------
  Cash and cash equivalents at
    end of period                                    $ 16.3      $ 18.7
                                                     ======      ======

Supplemental schedule of cash
  flow information:
  Cash paid during the period
  for:
     Interest                                        $(13.3)     $(10.3)
     Income taxes, net of refunds                      (3.4)       (2.4)

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                              6.4         6.4
 Accretion of mandatorily redeemable
    preferred stock                                     0.2         0.2
 Unrealized loss on securities available-
    for-sale (net of tax)                              (0.5)         --


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                Additional
                                     Common      Paid-in      Accumulated
                                     Stock       Capital        Deficit
                                    -------    -----------   ------------
PERIOD ENDED MARCH 31, 1998
Balance at beginning of year        $   1.2     $  412.8      $  (284.9)
Comprehensive income:
  Net income                             --           --            9.3
                                     ------       ------        -------
 Comprehensive income                    --           --            9.3
 Issuance of common stock                --          1.6             --
 Preferred stock dividends               --           --          (11.0)
 Accretion of mandatorily
   redeemable preferred stock            --           --           (0.2)
                                     ------       ------        -------
BALANCE AT MARCH 31, 1998           $   1.2      $ 414.4       $ (286.8)
                                      ======       ======        =======
PERIOD ENDED MARCH 31, 1999
Balance at beginning of year        $   1.2      $ 415.7       $ (260.5)
Comprehensive income:
  Net income                             --           --           14.1
  Other comprehensive income:
    Unrealized loss on securities,
     net of tax                          --           --             --
                                     ------       ------        -------
Comprehensive income                     --           --           14.1
Issuance of common stock                 --          1.3             --
Preferred stock dividends                --           --          (11.0)
Accretion of mandatorily
  redeemable preferred stock             --           --           (0.2)
                                     ------       ------        -------
BALANCE AT MARCH 31, 1999           $   1.2      $ 417.0       $ (257.6)
                                     ======       ======        =======

                                          Accumulated
                                             Other           Total
                                         Comprehensive    Shareholders'
                                            Income           Equity
                                         -------------   --------------
PERIOD ENDED MARCH 31, 1998
Balance at beginning of year             $    --          $   129.1
Comprehensive income:
  Net income                                  --                9.3
                                          -------          --------
Comprehensive income                          --                9.3
Issuance of common stock                      --                1.6
Preferred stock dividends                     --              (11.0)
Accretion of mandatorily
  redeemable preferred stock                  --               (0.2)
                                          -------          --------
BALANCE AT MARCH 31, 1998                $    --          $   128.8
                                          =======          ========
PERIOD ENDED MARCH 31, 1999
Balance at beginning of year             $   (2.0)        $   154.4
Comprehensive income:
  Net income                                  --               14.1
  Other comprehensive income:
     Unrealized loss on securities,
      net of tax                             (0.5)             (0.5)
                                          -------          --------
Comprehensive income                         (0.5)             13.6
Issuance of common stock                      --                1.3
Preferred stock dividends                     --              (11.0)
Accretion of mandatorily
  redeemable preferred stock                  --               (0.2)
                                          -------          --------
BALANCE AT MARCH 31, 1999                $   (2.5)        $   158.1
                                          =======          ========

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

2.  RECLASSIFICATIONS

     In 1999, the Company reclassified $14.7 for the quarter ended March 31, 1998 to selling, general and administrative expenses from net sales adjustments to be consistent with the 1999 classification. The reclassification had no effect on operating income.

3.   EARNINGS PER SHARE

      Basic and diluted earnings (loss) per share are based upon the weighted average number of shares outstanding during the three months ended March 31, 1999 and 1998 of 126,139,466 shares and 124,397,655 shares, respectively.

       The effect of conversion of the Company's redeemable preferred stock, or exercise of the Company's stock options or warrants was not included in the computation of diluted earnings per common share as it would have been anti-dilutive for all applicable periods presented.

4.   RESTRUCTURING CHARGES

       The   following  represents  the  Company's   restructuring
activities for the period indicated:

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                     Asset          Lease and
                      Severance   revaluations     other facility
                         costs    and write-offs     obligations      Total
                      ---------   --------------   --------------    ------
 Balance at
  December 31, 1998    $   2.5     $   3.5           $  27.0        $  33.0
  Cash payments           (0.2)         --              (1.1)          (1.3)
                        ------      ------            ------         ------
 Balance at
  March 31, 1999       $   2.3     $   3.5           $  25.9        $  31.7
                        ======      ======            ======         ======
 Current                                                            $  16.6
 Non-current                                                           15.1
                                                                     ------
                                                                    $  31.7
                                                                     ======
5.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     At March 31, 1999, the Company recorded an unrealized loss on its shares of Universal Standard Healthcare, Inc. of $0.5, net of related deferred tax benefit of $0.3.

6.   INTEREST RATE SWAP

     The existing rate collar transaction and swap have effectively changed the interest exposure on $500.0 of floating rate debt to a weighted average fixed interest rate of 6.04%. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

7.   COMMITMENTS AND CONTINGENCIES

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

8.   NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, Statement of Financial Accounting Standards No.
133,   "Accounting   for   Derivative  Instruments   and   Hedging
Activities," was issued.  This Statement is effective  for  fiscal
years  beginning  after  June  15,  1999,  and  standardizes   the
accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities and measure them at fair value. Adoption is not expected to have a material impact on the Company's financial position or results of operations.

OVERVIEW
--------

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, which have been described in the section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, entitled, "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" and other documents the Company files from time to time with the Securities and Exchange Commission including the Company's quarterly reports on Form 10-Q and current reports on Form 8-K, and shareholders are specifically referred to these documents with regard to factors and conditions that may affect future results.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998.

      Net sales for the three months ended March 31, 1999 were $417.9, an increase of approximately 7.8% from $387.7 for the comparable 1998 period. The sales increase is a result of a 4.4% increase in price and a 3.4% increase in testing volume resulting from continued

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (DOLLARS IN MILLIONS)

momentum achieved by appropriate pricing and focusing on growing the base business as well as growing the specialized testing businesses (such as genotyping and phenotyping, which is critically important for the treatment of HIV/AIDS patients). Sales for the first quarter of 1999 were impacted by 2.8% by the three acquisitions made in 1998 (Universal Standard Healthcare, Inc., Medlab and Coastal Medical).

      Cost of sales, which includes primarily laboratory and distribution costs, was $266.5 for the three months ended March 31, 1999 compared to $255.7 in the corresponding 1998 period, an increase of $10.8. Cost of sales increased $8.5 due to the increase  in  volume,  $5.5  due to an increase  in  salaries  and benefits and $2.3 primarily relating to testing supplies and consulting fees. These increases were partially offset by decreases totaling $5.3 in telephone, insurance, depreciation and freight expenses. Cost of sales as a percentage of net sales was 63.8% for the three months ended March 31, 1999 and 66.0% in the corresponding 1998 period. The decrease in the cost of sales percentage of net sales primarily resulted from the Company's continued cost reduction efforts.

      Selling, general and administrative expenses increased to $109.1 for the three months ended March 31, 1999 from $95.0 in the same period in 1998. The primary reason for the increase is due to an increase to bad debt expense. Bad debt expense increased $10.9 as a result of delays in payments from several large managed care and hospital payors in certain regions of the country. See "Liquidity and Capital Resources." As a percentage of net sales, selling, general and administrative expenses were 26.1% and 24.5% for the three months ended March 31, 1999 and 1998, respectively. The increase in the selling, general and administrative percentage primarily resulted from the bad debt increase as noted above as well as slight increases in marketing and consulting fees.

     The amortization of intangibles and other assets was $7.9 and $7.6 for the three months ended March 31, 1999 and 1998, respectively.

      Net interest expense was $10.4 for the three months ended March 31, 1999 compared with $12.6 for the same period in 1998. As previously discussed, the interest rate that the Company pays on its debt is linked to the Company's financial performance. As of September 30, 1998, the interest rate that the Company pays on its long term debt has been reduced from LIBOR plus 1.0% to LIBOR plus 0.5%. This decrease, along with the reduction of outstanding indebtedness and the general decline in interest rates over the past year, has reduced the Company's interest by $2.2.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (DOLLARS IN MILLIONS)

      The provision for income taxes as a percentage of earnings before taxes was 38.2% for the three months ended March 31, 1999 compared to 50.5% for the three months ended March 31, 1998.
During  the  three  months  ended   March 31, 1999,  the   Company
reduced  its   valuation allowance applied against its deferred tax
assets by $2.5, thereby reducing its provision for income taxes as a percentage of earnings before taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities was $25.1 and $28.4 for the three months ended March 31, 1999 and March 31, 1998, respectively. The decrease in cash flow from operations primarily resulted from a decrease in accounts payable, changes in income taxes, an increase in inventories, and an increase in accounts receivable, partially offset by improved earnings and an increase in accrued expenses. Capital expenditures were $15.5 and $17.1 for the first three months of 1999 and 1998, respectively.

      The Company made a scheduled loan payment of $11.6 on its Amended Term Loan Facility on March 31, 1999 and in addition, the Company made a special payment on its Amended Term Loan Facility on April 15, 1999 of $25.3, based on a contractual formula contained in the Amended Credit Agreement.

      The Company's days sales outstanding (DSO) at March 31, 1999 was 83 days, level with the end of the year 1998. The Company is focusing on reducing its DSO through the conversion of the entire Company to a single, centralized billing system. The Company expects to be fully converted to the new billing system by the end of the year 2000.

      For a discussion of legal proceedings which may impact the Company's liquidity and capital resources see "Note 7 to the Company's Unaudited Condensed Consolidated Financial Statements".

     Cash and cash equivalents on hand, cash flows from operations and additional borrowing capabilities under the Amended Revolving Credit Facility are expected to be sufficient to meet anticipated operating requirements and provide funds for capital expenditures, potential acquisitions and working capital for the foreseeable future.

YEAR 2000 UPDATE
----------------

      During the first quarter of 1999, the Company has spent approximately $1.5 specifically related to the Year 2000 project and estimates an additional $20.0 of Year 2000 expenditures during 1999. The Company is in the remediation phase of its Year 2000 project work plan and is on schedule with all major components of that plan.

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                    PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

                     See  "Note 7 to the Company's  Unaudited
                     Condensed Consolidated Financial Statements" for the three months ended March 31, 1999.

Item 6.              Exhibits and Reports on Form 8-K

                     (a)   Exhibits

                           27   Financial Data Schedule
                                (electronically filed version only).

                     (b)   Reports on Form 8-K

                            (1)    A  current report on Form 8-K dated
                                    February 22, 1999  was  filed on
                                    March 29, 1999, by the registrant,
                                    in connection with the  press  release
                                    dated February 22, 1999 announcing
                                    operating results of the Company for
                                    the three and twelve month periods ended
                                    December 31, 1998.

                             (2)    A  current report on Form 8-K dated
                                    February 24, 1999 was filed on
                                    March 29, 1999, by the registrant,
                                    in connection with the  press  release
                                    dated February 24, 1999 announcing that
                                    it  has signed a long-term, multi-year
                                    contract with Compliance Software,
                                    located in  Salt  Lake  City, Utah, to
                                    provide the Company and its corporate
                                    clients with new drug testing software developed by Compliance Software.

                             (3)    A current report on Form 8-K dated March 17,
                                    1999   was  filed  on  March  29,  1999,
                                    by   the registrant,  in connection with
                                    the press release dated March  17, 1999
                                    announcing that its Board of Directors declared dividends on the Company's
                                    8 1/2%  Series A Convertible Exchangeable
                                    Preferred Stock and the Company's 8 1/2%
                                    Series B Convertible Pay-in-Kind
                                    Preferred Stock.

                             (4)    A current report on Form 8-K dated
                                    March 30, 1999 was filed on May 7, 1999,
                                    by the   registrant, in connection with the
                                    press release dated March 30, 1999
                                    announcing the termination of its
                                    August 3, 1998 laboratory services
                                    agreement with Universal Standard
                                    Healthcare of Michigan, Inc.

Item 6.              Exhibits and Reports on Form 8-K - Continued


                             (5)    A current report on Form 8-K dated
                                    April 7, 1999 was filed on May 7, 1999, by the registrant, in connection with the press release dated April 7, 1999 announcing that it reached an agreement with Universal Standard Healthcare of Michigan, Inc. (Universal), for the Company to continue providing laboratory services for Universal and its customers, and an earlier notice of termination of services by the Company was rescinded, effective April 7, 1999.

                             (6)    A current report on Form 8-K dated
                                    April 19, 1999 was filed on May 7, 1999,
                                    by the   registrant, in  connection with
                                    the press release dated April 19, 1999 announcing that along with PCS Health Systems, which is the nations largest pharmaceutical care management company, the Company will jointly provide laboratory benefits to the approximately 1 million members of the Mail Handlers Benefit Plan.

                             (7)    A current report on Form 8-K dated
                                    April 22, 1999 was filed on May 7, 1999, by the registrant, in connection with the press release dated April 22, 1999 announcing operating results of the Company for the quarter ended March 31, 1999.

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


Date:  May 13, 1999