Form 10-Q
period 1999-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 1999-08-16
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              JUNE 30, 1999
                              ------------------------------------------
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              ------------------     ------------------

Commission file number                  1-11353
                       ------------------------------------------------

           LABORATORY CORPORATION OF AMERICA HOLDINGS
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                DELAWARE                          13-3757370
-----------------------------------------------------------------------
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization)          Identification No.)

    358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA     27215
----------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

                         (336) 229-1127
----------------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 127,136,226 shares as of July 31, 1999, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of July 31, 1999, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  JUNE 30,        DECEMBER 31,
                                                    1999              1998
                                               -----------       -------------
  ASSETS
Current assets:
  Cash and cash equivalents                    $   16.9          $   22.7
  Accounts receivable, net                        376.5             375.4
  Inventories                                      28.2              30.7
  Prepaid expenses and other                       15.6              12.3
  Deferred income taxes                            75.8              78.0
                                               --------          --------
Total current assets                              513.0             519.1

Property, plant and equipment, net                267.9             259.1
Intangible assets, net                            819.8             836.2
Other assets, net                                  26.5              26.5
                                               --------          --------
                                               $1,627.2          $1,640.9
                                               ========          ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   47.9          $   50.2
  Accrued expenses and other                      134.7             128.7
  Current portion of long-term debt                66.8              72.5
                                               --------          --------
 Total current liabilities                        249.4             251.4

Revolving credit facility                          20.0                --
Long-term debt, less current portion              528.9             571.3
Capital lease obligations                           3.8               4.2
Other liabilities                                 118.5             132.8

Commitments and contingent liabilities               --                --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock, $0.10 par value,
  4,363,178 shares issued and outstanding at
  June 30, 1999 and December 31, 1998
 (aggregate preference value of $218.2 at
  June 30, 1999 and December 31, 1998)            213.2             213.0

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value, 6,684,848
  and 6,409,548 shares issued and outstanding
  at June 30, 1999 and December 31, 1998
  respectively (aggregate preference value of     328.3             313.8
  $334.2 and $320.5, respectively)

Shareholders' equity:
  Common stock, $0.01 par value; 520,000,000
    shares authorized; 126,262,966 and
    125,280,346 shares issued and outstanding
    at June 30, 1999 and December 31, 1998,
    respectively                                    1.2               1.2
  Additional paid-in capital                      417.0             415.7
  Accumulated deficit                            (250.5)           (260.5)
  Accumulated other comprehensive income
   (loss)                                          (2.6)             (2.0)
                                               --------          --------

  Total shareholders' equity                      165.1             154.4
                                               --------          --------
                                               $1,627.2          $1,640.9
                                               ========          ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                 SIX MONTHS ENDED     THREE MONTHS ENDED
                                      JUNE 30,             JUNE 30,
                                -----------------     --------------------
                                  1999      1998        1999         1998
                                -------   -------     -------      -------
Net sales                       $ 847.4   $ 790.1     $ 429.5      $ 402.4
Cost of sales                     531.7     513.5       265.2        257.8
                                -------   -------     -------      -------

Gross profit                      315.7     276.6       164.3        144.6
Selling, general and
  administrative expenses         223.5     194.7       114.4         99.7

Amortization of intangibles
 and other assets                  15.7      15.2         7.8          7.5
                                -------   -------     -------      -------


Operating income                   76.5      66.7        42.1         37.4

Other income (expenses):
  Gain/(loss)on sale of assets     (1.2)      1.9          --         (0.1)
  Investment income                 0.4       0.6         0.2          0.2
  Interest expense                (20.9)    (25.0)      (10.3)       (12.1)
                                -------   -------     -------      -------
Earnings before income taxes       54.8      44.2        32.0         25.4

Provision for income taxes         20.8      22.1        12.2         12.6
                                -------   -------     -------      -------

Net earnings                       34.0      22.1        19.8         12.8

Less preferred stock dividends     23.5      22.3        12.5         11.3
Less accretion of mandatorily
  redeemable preferred stock        0.5       0.4         0.2          0.2
                                -------   -------     -------      -------

Net earnings (loss)
  attributable to common
 shareholders                   $  10.0   $  (0.6)    $   7.1      $   1.3
                                =======   =======     =======      =======


Basic and diluted earnings
  (loss)per common share        $   0.08  $  (0.00)   $   0.06     $   0.01
                                ========  ========    ========     ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                  ---------------------
                                                   1999          1998
                                                  -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                      $  34.0       $  22.1

 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                   42.6          42.7
     Net (gains) losses on sale of assets             1.2          (1.9)
     Deferred income taxes                           (2.9)         15.0
     Change in assets and liabilities:
      Increase in accounts receivable, net           (1.1)        (27.4)
      Decrease in inventories                         2.5           6.0
      Increase in prepaid
          expenses and other                         (2.8)         (0.5)
      Change in income taxes receivable                --           8.8
      Decrease in accounts payable                   (2.3)         (4.7)
      Increase in accrued expenses and other          6.6           7.2
      Other, net                                     (1.9)         (1.9)
                                                  -------       -------
 Net cash provided by operating activities           75.9          65.4
                                                  -------       -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (36.9)        (28.7)
  Proceeds from sale of assets                        0.7          12.3
  Refund of lease guaranty                             --           8.0
  Acquisition of businesses                            --         (10.4)
                                                  -------       -------
 Net cash used for investing activities             (36.2)        (18.8)
                                                  -------       -------




                                (continued)




     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                                --------------------
                                                  1999         1998
                                                --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from revolving credit facilities        30.0         10.0
  Payments on revolving credit facilities         (10.0)       (50.0)
  Payments on long-term debt                      (48.0)          --
  Payments on long-term lease obligations          (0.6)        (0.8)
  Deferred payments on acquisitions                (8.7)        (6.0)
  Payment of preferred stock dividends             (9.3)        (9.2)
  Net proceeds from issuance of stock to
    employees                                       1.3          1.6
                                                -------      -------
Net cash used for financing activities            (45.3)       (54.4)
                                                -------      -------
Effect of exchange rate changes on cash
  and cash equivalents                             (0.2)          --

  Net decrease in cash and cash equivalents        (5.8)        (7.8)
  Cash and cash equivalents at
    beginning of period                            22.7         23.3
                                                -------      -------
  Cash and cash equivalents at
    end of period                               $  16.9      $  15.5
                                                =======      =======

Supplemental schedule of cash
  flow information:
  Cash (paid) received during the
  period for:
     Interest                                   $ (23.4)     $ (25.7)
     Income taxes, net of refunds                 (18.9)        13.7

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                         14.2         13.0
 Accretion of mandatorily redeemable
    preferred stock                                 0.5          0.4
 Unrealized loss on securities available-
    for-sale (net of tax)                          (0.4)          --



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                Additional
                                     Common      Paid-in      Accumulated
                                     Stock       Capital        Deficit
                                   ---------   -----------    -----------

PERIOD ENDED JUNE 30, 1998
Balance at beginning of year       $    1.2     $  412.8       $ (284.9)
Comprehensive income:
  Net income                             --           --           22.1
                                   --------     --------       --------
Comprehensive income                     --           --           22.1
Issuance of common stock                 --          1.6             --
Preferred stock dividends                --           --          (22.3)
Accretion of mandatorily
  redeemable preferred stock             --           --           (0.4)
                                   --------     --------       --------

BALANCE AT JUNE 30, 1998           $    1.2     $  414.4       $ (285.5)
                                   ========     ========       ========

PERIOD ENDED JUNE 30, 1999
Balance at beginning of year       $    1.2     $  415.7       $ (260.5)
Comprehensive income:
 Net income                              --           --           34.0
 Other comprehensive income:
    Foreign currency translation
     adjustments                         --           --             --
    Unrealized loss on securities,
     net of tax                          --           --             --
                                   --------     --------       --------
Comprehensive income                     --           --           34.0
Issuance of common stock                 --          1.3             --
Preferred stock dividends                --           --          (23.5)
Accretion of mandatorily
  redeemable preferred stock             --           --           (0.5)
                                   --------     --------       --------

BALANCE AT JUNE 30, 1999           $    1.2     $  417.0       $ (250.5)
                                   ========     ========       ========


                                     Accumulated
                                        Other              Total
                                    Comprehensive       Shareholders'
                                    Income (loss)          Equity
                                    -------------       ------------
PERIOD ENDED JUNE 30, 1998
Balance at beginning of year        $     --             $  129.1
Comprehensive income:
  Net income                              --                 22.1
                                    --------             --------
Comprehensive income                      --                 22.1
Issuance of common stock                  --                  1.6
Preferred stock dividends                 --                (22.3)
Accretion of mandatorily
  redeemable preferred stock              --                 (0.4)
                                    --------             --------

BALANCE AT JUNE 30, 1998            $     --             $  130.1

PERIOD ENDED JUNE 30, 1999
Balance at beginning of year        $   (2.0)            $  154.4
Comprehensive income:
  Net income                              --                 34.0
  Other comprehensive income:
    Foreign currency translation
     adjustments                        (0.2)                (0.2)
    Unrealized loss on securities,
     net of tax                         (0.4)                (0.4)
                                    --------             --------
Comprehensive income                    (0.6)                33.4
Issuance of common stock                  --                  1.3
Preferred stock dividends                 --                (23.5)
Accretion of mandatorily
  redeemable preferred stock              --                 (0.5)
                                    --------             --------

BALANCE AT JUNE 30, 1999            $   (2.6)            $  165.1
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

2.  RECLASSIFICATIONS

     In 1999, the Company reclassified $31.0 for the six-months ended June 30, 1998 and $16.3 for the three-months ended June 30, 1998 to selling, general and administrative expenses from net sales adjustments to be consistent with the 1999 classification. The reclassification had no effect on operating income.

3.   EARNINGS PER SHARE

     Basic and diluted earnings (loss) per share are based upon the weighted-average number of shares outstanding during the three- and six-months ended June 30, 1999 of 126,258,380 shares and 126,199,250 shares, respectively, and the weighted-average number of shares outstanding during the three- and six-months ended June 30, 1998 of 124,506,673 shares and 124,452,465 shares, respectively.

     The effect of conversion of the Company's redeemable preferred stock, or exercise of the Company's stock options or warrants was not included in the computation of diluted earnings per common share as it would have been antidilutive for all applicable periods presented.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


     The following table summarizes the potential common shares not included in the computation of dilutive earnings per share because their impact would have an antidilutive effect on earnings per share:


                                                  JUNE 30,
                                        --------------------------
                                            1999          1998
                                        -----------    -----------

Stock Options                            10,587,591      9,699,707

Warrants                                 22,151,308     22,151,308

Series A convertible exchangeable
preferred stock                          79,330,430     79,330,430

Series B convertible pay-in-kind
preferred stock                         121,542,570    111,737,834



4.   RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:

                                        Asset           Lease and
                        Severance    revaluations     other facility
                          costs     and write-offs      obligations     Total
 Balance at
  December 31, 1998      $  2.5        $  3.5             $ 27.0       $ 33.0
   Cash payments           (0.8)         (0.1)              (1.8)        (2.7)
                         ------        ------             ------       ------
 Balance at
  June 30, 1999          $  1.7        $  3.4             $ 25.2       $ 30.3
                         ======        ======             ======       ======
 Current                                                               $ 15.5
 Non-current                                                             14.8
                                                                       ------
                                                                       $ 30.3
                                                                       ======

5.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     At June 30, 1999, the Company recorded an unrealized loss on its shares of Universal Standard Healthcare, Inc. of $0.4, net of related deferred tax benefit of $0.3.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

6.   INTEREST RATE SWAP

     The existing rate collar transaction and swap have effectively changed the interest exposure on $500.0 of floating rate debt to a weighted-average fixed interest rate of 6.04%. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

7.   LONG-TERM DEBT

     The Third Amendment to the Amended and Restated Credit Agreement became effective on May 7, 1999. This amendment primarily addresses leverage ratio requirements, Year 2000 issues, increases the amount of the acquisition covenant, and provides the Company with the ability to purchase a limited amount of Preferred Stock.

     The Company made scheduled loan payments of $11.6 on March 31, 1999 and $11.1 on June 30, 1999 on its Amended Term Loan Facility. In addition, the Company made a special payment on its Amended Term Loan Facility on April 15, 1999 of $25.3, based on a contractual formula contained in the Amended Credit Agreement. During the second quarter of 1999, the Company borrowed $30.0 on its revolving credit facility and repaid $10.0 of that outstanding balance.

8.   COMMITMENTS AND CONTINGENCIES

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

9.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities and measure them at fair value. In June 1999, Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133" was issued. This Statement delayed the effective date of Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. Adoption is not expected to have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS
---------------------
Three Months ended June 30, 1999 compared with Three Months ended June 30,
1998.

     Net sales for the three months ended June 30, 1999 were $429.5, an increase of approximately 6.7% from $402.4 for the comparable 1998 period. The sales increase is a result of a 2.3% increase in price and a 4.4% increase in testing volume. The increase in sales for the second quarter of 1999 would have been approximately 5.0% after excluding the effect of the three acquisitions made in 1998 (Universal Standard Healthcare, Inc., Medlab and Coastal Medical).

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Cost of sales, which includes primarily laboratory and distribution costs, was $265.2 for the three months ended June 30, 1999 compared to $257.8 in the corresponding 1998 period, an increase of $7.4. Cost of sales increased $11.1 due to the increase in volume and $5.3 primarily due to testing supplies and consulting fees. These increases were partially offset by decreases totaling $7.0 in salaries and benefits, telephone, report and request forms and depreciation expenses. Cost of sales as a percentage of net sales was 61.7% for the three months ended June 30, 1999 and 64.1% in the corresponding 1998 period. The decrease in the cost of sales percentage of net sales primarily resulted from the Company's continued cost reduction efforts.

     Selling, general and administrative expenses increased to $114.4 for the
three months ended June 30, 1999 from $99.7 in the same period in 1998.   The
primary reason for the increase is due to an increase to bad debt expense. Bad debt expense increased $10.9 as a result of increased sales and delays in payments from several large managed care and hospital payors in specific regions of the country. See "Liquidity and Capital Resources." In addition, Year 2000 project expenses recorded during the three months ended June 30, 1999, totaled approximately $1.2. As a percentage of net sales, selling, general and administrative expenses were 26.6% and 24.8% for the three months ended June 30, 1999 and 1998, respectively. The increase in the selling, general and administrative percentage primarily resulted from the bad debt increase as noted above.

     The amortization of intangibles and other assets was $7.8 and $7.5 for the three months ended June 30, 1999 and 1998, respectively.

     Net interest expense was $10.1 for the three months ended June 30, 1999 compared with $11.9 for the same period in 1998. As previously discussed, the interest rate that the Company pays on its debt is linked to the Company's financial performance. As of September 30, 1998, the interest rate that the Company pays on its long term debt was reduced from LIBOR plus 1.0% to LIBOR plus 0.5% and from 0.75% to 0.3125% on its revolving debt. This decrease, along with the reduction of outstanding indebtedness and the general decline in interest rates over the past year, has reduced the Company's interest by $1.7.

     The provision for income taxes as a percentage of earnings before taxes was 38.0% for the three months ended June 30, 1999 compared to 49.6% for the
three months ended June 30, 1998.  During the three  months  ended   June 30,
1999,  the  Company  reduced  its   valuation allowance applied against its
deferred tax assets by $2.5, thereby reducing its provision for income taxes as a percentage of earnings before taxes.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1998.

     Net sales for the six months ended June 30, 1999 were $847.4, an increase of approximately 7.2% from $790.0 reported in the comparable 1998 period. The sales increase is a result of a 3.9% increase in volume and a 3.3% increase in price.

     Cost of sales, which includes primarily laboratory and distribution costs, was $531.7 for the six months ended June 30, 1999 compared to $513.5 in the corresponding 1998 period, an increase of $18.2. Cost of sales increased approximately $19.6 due to the increase in volume and approximately $10.1 due to increases in personnel expense, testing supplies and consulting fees. These increases were partially offset by decreases totaling $9.0 in telephone, depreciation, report and request forms and insurance expenses.
Cost of sales as a percentage of net sales was 62.7% for the six months ended June 30, 1999 and 65.0% in the corresponding 1998 period. The decrease in the cost of sales percentage of net sales primarily resulted from the Company's continued cost reduction efforts.

     Selling, general and administrative expenses increased to $223.5 for the six months ended June 30, 1999 from $194.7 in the same period in 1998. The primary reason for the increase is due to an increase to bad debt expense.
Bad debt expense increased $23.0 as a result of increased sales and delays in payments from several large managed care and hospital payors in specific regions of the country. See "Liquidity and Capital Resources." In addition, Year 2000 project expenses recorded during the six months ended June 30, 1999, totaled approximately $2.7. As a percentage of net sales, selling, general and administrative expenses were 26.4% and 24.6% for the six months ended June 30, 1999 and 1998, respectively. The increase in the selling, general and administrative percentage primarily resulted from the bad debt increase as noted above.

     The amortization of intangibles and other assets was $15.7 and $15.2 for the six months ended June 30, 1999 and 1998, respectively.

     Net interest expense was $20.5 for the six months ended June 30, 1999 compared with $24.4 for the same period in 1998. As of September 30, 1998, the interest rate that the Company pays on its long term debt was reduced from LIBOR plus 1.0% to LIBOR plus 0.5% and from 0.75% to 0.3125% on its revolving debt. This decrease, along with the reduction of outstanding indebtedness and the general decline in interest rates over the past year, has reduced the Company's interest by $3.9.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The provision for income taxes as a percentage of earnings before taxes was 38.0% for the six months ended June 30, 1999 compared to 50.0% for the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company reduced its valuation allowance applied against its deferred tax assets by $5.0, thereby reducing its provision for income taxes as a percentage of earnings before taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Net cash provided by operating activities was $75.9 and $65.4 for the six months ended June 30, 1999 and June 30, 1998, respectively. The increase in cash flow from operations primarily resulted from improved earnings. Capital expenditures were $36.9 and $28.7 for the first six months of 1999 and 1998, respectively.

     The Company's days sales outstanding (DSO) at June 30, 1999 was 79 days, compared to 83 days at the end of the first quarter. The Company is focusing on reducing its DSO through the conversion of the entire Company to a single, centralized billing system. The Company expects to be substantially converted to the new billing system by the end of the year 2000.

     For a discussion of legal proceedings which may impact the Company's liquidity and capital resources see "Note 8 to the Company's Unaudited Condensed Consolidated Financial Statements".

     Cash and cash equivalents on hand, cash flows from operations and additional borrowing capabilities under the Amended Revolving Credit Facility are expected to be sufficient to meet anticipated operating requirements and provide funds for capital expenditures, potential acquisitions and working capital for the foreseeable future.

YEAR 2000 UPDATE
----------------
     The Company has an ongoing effort to identify and remediate data recognition problems that will be caused in computer systems, software, and lab equipment by the change in date from the year 1999 to the year 2000. The Company is also working to address potential problems in systems and equipment that contain imbedded hardware or software that may have a time element (referred to as "non-IT" systems). The Company's Year 2000 project has five phases: i) inventory of the business critical functional equipment and systems affected by the Year 2000 issue; ii) assessment of the key elements identified by the inventory including development of strategies to address affected critical equipment and systems; iii) contingency planning; iv) remediation of affected equipment and systems; and v) testing and validation of its systems for Year 2000 date recognition.

     Inventories of business critical functional equipment and systems have been completed. Follow-up assessments of the key elements identified by the inventories and the development of strategies to

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

address key equipment and systems have also been completed. Contingency planning is scheduled to be completed by the end of the third quarter of 1999. Completion of all material phases of remediation for business critical equipment and systems is scheduled for September 30, 1999. All material phases of testing and validation for business critical equipment and systems is scheduled to be completed by mid-October.

     The Company is also working to assess Year 2000 readiness on the part of its significant service providers, vendors, suppliers, customers and governmental entities. There can be no guarantee that the failure by these other companies to successfully and timely achieve Year 2000 compliance would not have an adverse effect on the Company's operations.

     The total cost associated with required Year 2000 modifications and related activities is not expected to be material to the Company's financial position and is expected to be funded through capital and operating cash flows. The Company estimates total Year 2000 expenditures to be $20.0 - $25.0 with approximately $3.0 charged to earnings during the year ended 1998 and $2.7 charged to earnings and an additional $3.2 in related purchases capitalized during the six-months ended June 30, 1999. The amounts required to address Year 2000 readiness do not include significant investments in new systems which have been and are being incurred in the normal course of business and are Year 2000 compliant.

     The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operation, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             See "Note 8 to the Company's Unaudited Condensed Consolidated Financial Statements" for the six months ended June 30, 1999.


Item 4.  REPORT OF THE INSPECTOR OF ELECTION

     On June 16, 1999 the Company held its 1999 annual meeting. The final tabulation of the votes cast at the meeting was as follows:

                                                   FOR             WITHHELD
                                                   ---             --------
ELECTION OF THE MEMBERS
OF THE BOARD OF DIRECTORS:
           Thomas P. Mac Mahon                 114,804,229         1,962,251
           James B. Powell, MD                 114,791,800         1,974,680
           Jean-Luc Belingard                  114,804,229         1,962,251
           Wendy E. Lane                       114,804,229         1,962,251
           Robert E. Mittelstaedt, Jr.         114,803,429         1,963,051
           David B. Skinner, MD                114,803,129         1,963,351
           Andrew G. Wallace, MD               114,804,029         1,962,451

                                          VOTES           VOTES         VOTES
                                           FOR           AGAINST      ABSTAINED
                                          -----          -------      ---------

APPROVAL OF THE LABORATORY CORPORATION
OF AMERICA HOLDINGS AMENDED AND RESTATED
1999 STOCK INCENTIVE PLAN                78,721,708     6,005,510      136,217

APPROVAL OF AMENDMENTS TO THE LABORATORY
CORPORATION OF AMERICA HOLDINGS 1997
EMPLOYEE STOCK PURCHASE PLAN TO INCREASE
BY 4,000,000 THE NUMBER OF SHARES OF
COMMON STOCK OF THE COMPANY AUTHORIZED
UNDER SUCH PLAN                          82,780,626     1,945,443      137,366

RATIFICATION OF THE APPOINTMENT OF
PRICEWATERHOUSECOOPERS LLP AS THE
COMPANY'S INDEPENDENT AUDITORS FOR THE
FISCAL YEAR ENDING DECEMBER 31, 1999    116,498,076       215,690       52,714


   In addition, certain shares of National Health Laboratories Holdings, Inc. which have not been converted to Company shares were eligible to vote at the annual meeting and were voted as follows:

                                                   FOR             WITHHELD
                                                   ---             --------
ELECTION OF THE MEMBERS
OF THE BOARD OF DIRECTORS:
           Thomas P. Mac Mahon                     226               155
           James B. Powell, MD                     226               155
           Jean-Luc Belingard                      226               155
           Wendy E. Lane                           226               155
           Robert E. Mittelstaedt, Jr.             226               155
           David B. Skinner, MD                    226               155
           Andrew G. Wallace, MD                   226               155



                                          VOTES          VOTES          VOTES
                                           FOR          AGAINST       ABSTAINED
                                          -----         -------       ---------

APPROVAL OF THE LABORATORY CORPORATION
OF AMERICA HOLDINGS AMENDED AND RESTATED
1999 STOCK INCENTIVE PLAN                  226             155            0

APPROVAL OF AMENDMENTS TO THE LABORATORY
CORPORATION OF AMERICA HOLDINGS 1997
EMPLOYEE STOCK PURCHASE PLAN TO INCREASE
BY 4,000,000 THE NUMBER OF SHARES OF
COMMON STOCK OF THE COMPANY AUTHORIZED
UNDER SUCH PLAN                            226             155            0

RATIFICATION OF THE APPOINTMENT OF
PRICEWATERHOUSECOOPERS LLP AS THE
COMPANY'S INDEPENDENT AUDITORS FOR THE
FISCAL YEAR ENDING DECEMBER 31, 1999       376               5            0

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10.1   Third Amendment to the Amended and Restated
                    Credit Agreement dated as of May 7, 1999 among the Company, the banks named therein and Credit Suisse First Boston as Administrative Agent.

             10.2   Laboratory Corporation of America Holdings
                    Amended and Restated 1999 Stock Incentive Plan (incorporated by reference herein to Annex I of the Company's 1999 Annual Proxy Statement filed with the Commission on June 16, 1999).

             10.3   Amendments to the Laboratory Corporation of
                    America Holdings 1997 Employee Stock Purchase Plan (incorporated by reference herein to Annex II of the Company's 21999 Annual Proxy Statement filed with the Commission on June 16, 1999).

               27 Financial Data Schedule (electronically filed version only).

           (b)  Reports on Form 8-K

                (1) A current report on Form 8-K dated May 10, 1999 was filed on June 7,1999, by the registrant along with Roche Diagnostics Corporation, in connection with the press release dated May 10, 1999 announcing an initiative that provides a new on-site testing program called Rapid Assessment of Drug and Alcohol Results to employees.

                (2) A current report on Form 8-K dated June 7, 1999 was filed on June 10, 1999, by the registrant, in connection with the press release dated June 7, 1999 announcing that its Board of Directors declared dividends on the Company's 8 1/2% Series A Convertible Exchangeable Preferred Stock and the Company's 8 1/2% Series B Convertible Pay-in-Kind Preferred Stock.

                (3) A current report on Form 8-K dated June 9, 1999 was filed on July 1, 1999, by the registrant, in connection with the press release dated June 9, 1999 announcing that its clinical trials testing business opened a clinical trials testing facility in Mechelen, Belgium, near Brussels, to serve the global pharmaceutical industry.

               (4) A current report on Form 8-K dated July 21, 1999 was filed on August 5, 1999, by the registrant, in connection with the press release dated July 21, 1999 announcing operating results of the Company for the quarter ended June 30, 1999.

                              S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                LABORATORY CORPORATION OF AMERICA HOLDINGS
                                Registrant



                         By:/s/ THOMAS P. MAC MAHON
                            -----------------------
                                Thomas P. Mac Mahon
                                Chairman, President and Chief
                                Executive Officer



                         By:/s/ WESLEY R. ELINGBURG
                            -----------------------
                                Wesley R. Elingburg
                                Executive Vice President, Chief
                                Financial Officer and Treasurer