Form 10-Q
period 1999-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 1999-11-12
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 1999
                              ------------------------------------------
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ------------------     -------------------

Commission file number                  1-11353
                       -------------------------------------------------

           LABORATORY CORPORATION OF AMERICA HOLDINGS
------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                DELAWARE                          13-3757370
------------------------------------------------------------------------
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization)          Identification No.)

    358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA 27215
------------------------------------------------------------------------
(Address of principal executive offices)          (Zip code)

                         (336) 229-1127
------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 128,779,887 shares as of October 31, 1999, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.

The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of October 31, 1999, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holding Ltd.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1999              1998
                                                --------------    -------------
  ASSETS
Current assets:
  Cash and cash equivalents                     $   19.7          $   22.7
  Accounts receivable, net                         360.7             375.4
  Inventories                                       26.4              30.7
  Prepaid expenses and other                        19.0              12.3
  Deferred income taxes                             75.7              78.0
                                                --------          --------
Total current assets                               501.5             519.1

Property, plant and equipment, net                 272.2             259.1
Intangible assets, net                             812.6             836.2
Other assets, net                                   25.7              26.5
                                                --------          --------
                                                $1,612.0          $1,640.9
                                                ========          ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   38.1          $   50.2
  Accrued expenses and other                       144.5             128.7
  Current portion of long-term debt                 77.9              72.5
                                                --------          --------
 Total current liabilities                         260.5             251.4

Revolving credit facility                             --                --
Long-term debt, less current portion               506.6             571.3
Capital lease obligations                            4.5               4.2
Other liabilities                                  117.5             132.8

Commitments and contingent liabilities                --                --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock, $0.10 par value,
  4,363,178 shares issued and outstanding at
  September 30, 1999 and December 31, 1998
 (aggregate preference value of $218.2 at
  September 30, 1999 and December 31, 1998)        213.3             213.0

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value, 6,826,900
  and 6,409,548 shares issued and outstanding
  at September 30, 1999 and December 31, 1998
  respectively (aggregate preference value of      336.7             313.8
  $341.3 and $320.5, respectively)

Shareholders' equity:
  Common stock, $0.01 par value; 520,000,000
    shares authorized; 128,774,554 and
    125,280,346 shares issued and outstanding
    at September 30, 1999 and December 31,
    1998, respectively                               1.3               1.2
  Additional paid-in capital                       423.9             415.7
  Accumulated deficit                             (246.4)           (260.5)
  Unearned restricted stock compensation            (4.3)               --
  Accumulated other comprehensive income (loss)     (1.6)             (2.0)
                                                --------          --------

  Total shareholders' equity                       172.9             154.4
                                                --------          --------
                                                $1,612.0          $1,640.9
                                                ========          ========
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                     NINE MONTHS ENDED    THREE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                    -------------------   ------------------
                                       1999       1998      1999      1998
                                    ---------  --------   --------  --------
Net sales                           $1,276.0   $1,204.8   $  428.6   $  414.7
Cost of sales                          796.8      783.9      265.2      270.3
                                    --------   --------   --------   --------

Gross profit                           479.2      420.9      163.4      144.4
Selling, general and
  administrative expenses              339.2      297.1      115.6      102.4

Amortization of intangibles
 and other assets                       23.4       22.8        7.7        7.7
                                    --------   --------   --------   --------


Operating income                       116.6      101.0       40.1       34.3

Other income (expenses):
  Gain(loss)on sale of assets           (1.4)       2.0       (0.1)       0.1
  Net investment income (loss)          (1.4)       0.8       (1.8)       0.2
  Interest expense                     (31.2)     (37.2)     (10.4)     (12.3)
                                    --------   --------   --------   --------
Earnings before income taxes            82.6       66.6       27.8       22.3
Provision for income taxes              31.4       33.1       10.6       10.9
                                    --------   --------   --------   --------

Net earnings                            51.2       33.5       17.2       11.4

Less preferred stock dividends          36.4       33.4       12.9       11.1
Less accretion of mandatorily
 redeemable preferred stock              0.7        0.6        0.2        0.2
                                    --------   --------   --------   --------
Net earnings (loss)
  attributable to common
 shareholders                       $   14.1   $   (0.5)  $    4.1   $    0.1
                                    ========   ========   ========   ========

Basic and diluted earnings
  (loss)per common share            $    0.11  $   (0.00)  $   0.03  $    0.00
                                    =========  =========   ========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                ----------------------
                                                  1999          1998
                                                -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                   $  51.2        $ 33.5

 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                63.0          62.9
     Deferred compensation                         0.2            --
     Net (gains) losses on sale of assets          1.4          (2.0)
     Investment loss                               2.0            --
     Deferred income taxes                        (4.0)         55.3
     Change in assets and liabilities:
      Decrease (increase) in accounts
       receivable, net                            14.6         (43.4)
      Decrease in inventories                      4.4           7.1
      Increase in prepaid
          expenses and other                      (6.2)         (0.9)
      Change in income taxes receivable             --          (6.1)
      Decrease in accounts payable               (11.7)         (7.1)
      Increase (decrease) in accrued expenses
       and other                                  16.5          (7.4)
      Other, net                                  (2.5)         (2.0)
                                               -------       -------
 Net cash provided by operating activities       128.9          89.9
                                               -------       -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (53.6)        (40.1)
  Proceeds from sale of assets                     0.7          12.4
  Refund of lease guaranty                          --           8.0
  Acquisition of businesses                         --         (23.7)
                                               -------       -------

 Net cash used for investing activities          (52.9)        (43.4)
                                               -------       -------


                               (continued)



          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 --------------------
                                                  1999         1998
                                                 -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from revolving credit facilities        40.0         20.0
  Payments on revolving credit facilities         (40.0)       (60.0)
  Payments on long-term debt                      (59.2)          --
  Payments on long-term lease obligations          (0.7)        (0.8)
  Deferred payments on acquisitions                (8.7)        (6.5)
  Payment of preferred stock dividends            (13.9)       (13.8)
  Net proceeds from issuance of stock to
    employees                                       3.8          2.9
                                                -------      -------
Net cash used for financing activities            (78.7)       (58.2)
                                                -------      -------

Effect of exchange rate changes on cash
  and cash equivalents                             (0.3)          --
                                                -------      -------

  Net decrease in cash and cash equivalents        (3.0)       (11.7)
  Cash and cash equivalents at
    beginning of period                            22.7         23.3
                                                -------      -------
  Cash and cash equivalents at
    end of period                               $  19.7      $  11.6
                                                =======      =======

Supplemental schedule of cash
  flow information:
  Cash (paid) received during the
  period for:
     Interest                                   $ (34.9)     $ (37.3)
     Income taxes, net of refunds                 (22.8)        14.3

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                         22.5         19.6
 Accretion of mandatorily redeemable
    preferred stock                                 0.7          0.6
 Change in valuation allowance on
    securities (net of tax)                        (0.7)         1.8


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                Additional
                                    Common       Paid-in      Accumulated
                                    Stock        Capital        Deficit
                                    ------      ----------    -----------
PERIOD ENDED SEPTEMBER 30, 1998
Balance at beginning of year        $   1.2      $ 412.8       $ (284.9)
Comprehensive income:
  Net income                             --           --           33.5
  Other Comprehensive income:
  Change in valuation allowance
    on securities, net of tax            --           --             --
                                    -------      -------       --------
  Comprehensive income                   --           --           33.5
Issuance of common stock                 --          2.9             --
Preferred stock dividends                --           --          (33.4)
Accretion of mandatorily
  redeemable preferred stock             --           --           (0.6)
                                    -------      -------       --------

BALANCE AT SEPTEMBER 30, 1998       $   1.2      $ 415.7       $ (285.4)
                                    =======      =======       ========

PERIOD ENDED SEPTEMBER 30, 1999
Balance at beginning of year        $   1.2      $ 415.7       $ (260.5)
Comprehensive income:
 Net income                              --           --           51.2
 Other comprehensive income:
    Foreign currency translation
      adjustments                        --           --             --
    Change in valuation allowance
     on securities, net of tax           --           --             --
                                    -------      -------       --------
Comprehensive income                     --           --           51.2
Issuance of common stock                0.1          3.7             --
Issuance of restricted stock
  awards                                 --          4.5             --
Amortization of unearned restricted
  stock compensation                     --           --             --
Preferred stock dividends                --           --          (36.4)
Accretion of mandatorily
  redeemable preferred stock             --           --           (0.7)
                                    -------      -------       --------

BALANCE AT SEPTEMBER 30, 1999       $   1.3      $ 423.9       $ (246.4)
                                    =======      =======       ========



                                  Accumulated        Unearned
                                    Other           Restricted       Total
                                 Comprehensive        Stock       Shareholders'
                                 Income (loss)     Compensation      Equity
                                 -------------     ------------   ------------

PERIOD ENDED SEPTEMBER 30, 1998
Balance at beginning of year       $    --           $     --       $   129.1
Comprehensive income:
  Net income                            --                 --            33.5
  Other Comprehensive income:
   Change in valuation allowance
     on securities, net of tax        (1.8)                --            (1.8)
                                   -------           --------       ---------
   Comprehensive income               (1.8)                --            31.7
Issuance of common stock                --                 --             2.9
Preferred stock dividends               --                 --           (33.4)
Accretion of mandatorily
  redeemable preferred stock            --                 --            (0.6)
                                   -------           --------       ---------
BALANCE AT SEPTEMBER 30, 1998      $  (1.8)          $     --       $   129.7
                                   =======           ========       =========

PERIOD ENDED SEPTEMBER 30, 1999
Balance at beginning of year       $  (2.0)          $     --       $   154.4
Comprehensive income:
  Net income                            --                 --            51.2
  Other comprehensive income:
    Foreign currency translation
      adjustments                     (0.3)                --            (0.3)
    Change in valuation allowance
     on securities, net of tax         0.7                 --             0.7
                                   -------           --------       ---------
Comprehensive income                   0.4                 --            51.6
Issuance of common stock                --                 --             3.8
Issuance of restricted stock
  awards                                --               (4.5)             --
Amortization of unearned restricted
  stock compensation                    --                0.2             0.2
Preferred stock dividends               --                 --           (36.4)
Accretion of mandatorily
  redeemable preferred stock            --                 --            (0.7)
                                  --------           --------       ---------

BALANCE AT SEPTEMBER 30, 1999     $   (1.6)          $   (4.3)      $   172.9
                                  ========           ========       =========

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

2.  RECLASSIFICATIONS

     In 1999, the Company reclassified $47.4 for the nine-months ended September 30, 1998 and $16.4 for the three-months ended September 30, 1998 to selling, general and administrative expenses from net sales adjustments to be consistent with the 1999 classification. The reclassification had no effect on operating income.

3.   EARNINGS PER SHARE

     Basic and diluted earnings (loss) per share are based upon the weighted-average number of shares outstanding during the three- and nine-months ended September 30, 1999 of 127,072,911 shares and 126,493,066 shares, respectively, and the weighted-average number of shares outstanding during the three- and nine-months ended September 30, 1998 of 125,199,880 shares and 124,704,341 shares, respectively.

     The effect of conversion of the Company's redeemable preferred stock, or exercise of the Company's stock options, restricted stock awards, or warrants was not included in the computation of diluted earnings per common share as it would have been antidilutive for all applicable periods presented.

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


     The following table summarizes the potential common shares not included in the computation of dilutive earnings per share because their impact would have an antidilutive effect on earnings per share:

                                                SEPTEMBER 30,
                                         ----------------------------
                                            1999              1998
                                         ---------         ----------

Stock Options                            10,587,591         9,714,707

Restricted Stock Awards                   1,620,000                --

Warrants                                 22,151,308        22,151,308

Series A convertible exchangeable
preferred stock                          79,330,430        79,330,430

Series B convertible pay-in-kind
preferred stock                         124,125,330       114,112,286

4.   RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:

                                        Asset        Lease and
                        Severance   revaluations   other facility
                          costs    and write-offs   obligations     Total
                        ---------  --------------  --------------   -----
 Balance at
  December 31, 1998     $  2.5         $  3.5          $ 27.0      $ 33.0
  Cash payments           (1.9)          (0.4)           (2.7)       (5.0)
                        ------         ------          ------      ------

 Balance at
  September, 1999       $  0.6         $  3.1          $ 24.3      $ 28.0
                        ======         ======          ======      ======

 Current                                                           $ 13.5
     Non-current                                                     14.5
                                                                   ------
                                                                   $ 28.0
                                                                   ======


5.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     At September 30, 1999, the Company recorded an other than temporary loss on its investments in equity securities and recorded a related reduction in unrealized loss on securities of $2.0 net of taxes of $0.8.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

6.   INTEREST RATE SWAP

     The existing rate collar transaction and swap have effectively changed the interest exposure on $500.0 of floating rate debt to a weighted-average fixed interest rate of 6.08%. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

7.   LONG-TERM DEBT

     The Company made scheduled loan payments of $11.2 on September 30, 1999 on its Amended Term Loan Facility. During the third quarter of 1999, the Company repaid $20.0 of the outstanding balance on its revolving credit facility.

8.   RESTRICTED STOCK PLAN

     Effective June 16, 1999, the Company's shareholders approved the issuance of shares of Common Stock to key employees under a restricted stock plan. At September 30, 1999, 1,620,000 shares had been issued under this plan. Restrictions limit the sale or transfer of these shares during a six-year period when the restrictions lapse. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of the grant is charged to shareholders' equity as unearned restricted stock compensation and subsequently amortized to expense over the six-year vesting period. The plan provides for accelerated vesting of outstanding shares in percentages of 33.3%, 66.7% or 100%, if certain predefined profitability targets are achieved as of December 31, 2001.

9.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation which purports to be a class action ("class action") brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 Government Settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. However, no amount of damages has been specified in the class action to date and, with the exception of the above, no material settlement discussions have taken place. The Company is carefully evaluating these claims, however, due to the early stage of the claims, the ultimate outcome of these claims cannot presently be predicted.

     The Company is also involved in certain claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, inquiries from governmental agencies and Medicare or Medicaid
carriers   requesting   comment  on   allegations   of  billing

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 1999 compared with Three Months ended September 30, 1998.

     Net sales for the three months ended September 30, 1999 were $428.6, an increase of approximately 3.3% from $414.7 for the comparable 1998 period. The sales increase is a result of a 3.1% increase in price and a 0.2% increase in testing volume.

     Cost of sales, which includes primarily laboratory and distribution costs, was $265.2 for the three months ended September 30, 1999 compared to $270.3 in the corresponding 1998 period, a decrease of $5.1. This decrease is primarily due to the decrease in salaries and benefits resulting from the ongoing consolidation of the Mid-Atlantic and Northeast regions. Cost of sales as a percentage of net sales was 61.9% for the three months ended September 30, 1999 and 65.2% in the corresponding 1998 period. The decrease in the cost of sales percentage of net sales resulted from the Company's continuing cost reduction efforts as noted above.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Selling, general and administrative expenses increased to $115.6 for the three months ended September 30, 1999 from $102.4 in the same period in 1998. The primary reason for the increase is due to an increase of $8.8 in bad debt expense and $2.4 of expenses related to Year 2000 projects. As a percentage of net sales, selling, general and administrative expenses were 27.0% and 24.7% for the three months ended September 30, 1999 and 1998, respectively. The increase in the selling, general and administrative percentage primarily resulted from the items noted above.

     The amortization of intangibles and other assets was $7.7 for the three months ended September 30, 1999 and 1998.

     Net interest expense was $10.2 for the three months ended September 30, 1999 compared with $12.1 for the same period in 1998. As previously discussed, the interest rate that the Company pays on its debt is linked to the Company's financial performance. As of September 30, 1998, the interest rate that the Company pays on its long-term debt was reduced from LIBOR plus 1.0% to LIBOR plus 0.5% and from 0.75% to 0.3125% on its revolving debt. This decrease, along with the reduction of outstanding indebtedness, has reduced the Company's interest by $1.9.

     The provision for income taxes as a percentage of earnings before taxes was 38.0% for the three months ended September 30, 1999 compared to 48.9% for the three months ended September 30, 1998. During the three months ended
September 30, 1999,  the  Company  reduced  its   valuation allowance applied
against its deferred tax assets by $2.5, thereby reducing its provision for income taxes as a percentage of earnings before taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

     Net sales for the nine months ended September 30, 1999 were $1,276.0, an increase of approximately 5.9% from $1,204.8 reported in the comparable 1998 period. The sales increase is a result of a 2.6% increase in volume and a 3.3% increase in price.

     Cost of sales, which includes primarily laboratory and distribution costs, was $796.8 for the nine months ended September 30, 1999 compared to $783.9 in the corresponding 1998 period, an increase of $12.9. Cost of sales increased approximately $20.2 due to the increase in volume and approximately
$10.1 due to increases in testing  supplies  and  consulting  fees.   These
increases were partially offset by decreases totaling $13.6 in telephone, depreciation, report and request forms and insurance expenses.
Cost of sales as a percentage of net sales was 62.4% for the nine months ended September 30, 1999 and 65.1% in the corresponding 1998 period.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

The decrease in the cost of sales percentage of net sales primarily resulted from the Company's continued cost reduction efforts.

     Selling, general and administrative expenses increased to $339.2 for the nine months ended September 30, 1999 from $297.1 in the same period in 1998. The primary reason for the increase is due to an increase to bad debt expense of $31.9 and $5.1 of expenses related to Year 2000 projects. As a percentage of net sales, selling, general and administrative expenses were 26.6% and 24.7% for the nine months ended September 30, 1999 and 1998, respectively. The increase in the selling, general and administrative percentage primarily resulted from the items noted above.

     The amortization of intangibles and other assets was $23.4 and $22.8 for the nine months ended September 30, 1999 and 1998, respectively.

     Net interest expense was $30.6 for the nine months ended September 30, 1999 compared with $36.4 for the same period in 1998. As of September 30, 1998, the interest rate that the Company pays on its long term debt was reduced from LIBOR plus 1.0% to LIBOR plus 0.5% and from 0.75% to 0.3125% on its revolving debt. This decrease, along with the reduction of outstanding indebtedness, has reduced the Company's interest by $5.8.

     The provision for income taxes as a percentage of earnings before taxes was 38.0% for the nine months ended September 30, 1999 compared to 49.7% for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company reduced its valuation allowance applied against its deferred tax assets by $7.5, thereby reducing its provision for income taxes as a percentage of earnings before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $128.9 and $89.9 for the nine months ended September 30, 1999 and September 30, 1998, respectively. The increase in cash flow from operations primarily resulted from improved earnings and a decrease in accounts receivable. Capital expenditures were $53.6 and $40.1 for the first nine months of 1999 and 1998, respectively.

     The Company's days sales outstanding (DSO) at September 30, 1999 was 76 days, compared to 79 days at the end of the second quarter of 1999. Since the end of 1998, the Company has reduced its DSO by a total of 7 days. The Company is focusing on reducing its DSO through the conversion of the entire Company to a single, centralized billing system. The Company expects its multiple billing systems to be substantially converted to the new single billing system by the end of the year 2000.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Driving down DSO has been a major Company-wide goal, engaging significant resources across the country. Significant initiatives undertaken include the following:

1. Focusing on front-end billing processes, including reducing order entry errors and identifying and correcting problems which cause accounts to provide incomplete or inaccurate billing information
2. Improving processes related to claims submissions to third-party payors
3. Aggressive actions with slow-paying third-party payors

     The Company will evaluate the effect, if any, the DSO trend has on its provision for bad debts during the fourth quarter of 1999.

     For a discussion of legal proceedings which may impact the Company's liquidity and capital resources see "Note 9 to the Company's Unaudited Condensed Consolidated Financial Statements".

     Cash and cash equivalents on hand, cash flows from operations and additional borrowing capabilities under the Amended Revolving Credit Facility are expected to be sufficient to meet anticipated operating requirements and provide funds for capital expenditures, potential acquisitions and working capital for the foreseeable future.

YEAR 2000 UPDATE

     The Company has an ongoing effort to identify and remediate data recognition problems that may be caused in computer systems, software, and lab equipment by the change in date from the year 1999 to the year 2000. The Company is also working to address potential problems in systems and equipment that contain imbedded hardware or software that may have a time element (referred to as "non-IT" systems). The Company's Year 2000 project has five phases: i) inventory of the business critical functional equipment and systems affected by the Year 2000 issue; ii) assessment of the key elements identified by the inventory including development of strategies to address affected critical equipment and systems; iii) contingency planning; iv) remediation of affected equipment and systems; and v) testing and validation of its systems for Year 2000 date recognition.

     Inventories of business critical functional equipment and systems have been completed. Follow-up assessments of the key elements identified by the inventories and the development of strategies to address key equipment and systems have also been completed. Contingency planning has been substantially completed at the end of October 1999. Completion of all material phases of remediation for business critical equipment and systems is scheduled for mid-November 1999. All material phases of testing and validation for business critical equipment and systems is scheduled to be completed by mid-November 1999.

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

     The total cost associated with required Year 2000 modifications and related activities is not expected to be material to the Company's financial position and is expected to be funded by cash flows from operations as well as borrowings under the Company's credit facilities. The Company estimates total Year 2000 expenditures to be $18.0 - $20.0 with approximately $3.0 charged to earnings during the year ended 1998 and $5.1 charged to earnings and an additional $5.2 in related purchases capitalized during the nine months ended September 30, 1999. The amounts required to address Year 2000 readiness do not include significant investments in new systems which have been and are being incurred in the normal course of business and are Year 2000 compliant.

     The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. To the extent the Company experiences material Year 2000 problems and does not have any contingency plan in effect for remedying such problems, such Year 2000 problems could have a material adverse effect on the Company's results of operation, liquidity and financial condition. While the Company believes the occurrence of such a scenario is unlikely, a possible worst case scenario might include (a) delays, inaccuracies or other difficulties with respect to billing customers or the loss of customer records, (b) key vendors not being able to supply goods and services on a timely basis, and (c) the inability of our customers to remit payment for services rendered on a timely basis. The financial impact of any or all of the above worst case scenarios has not been and cannot be estimated by management due to the numerous uncertainties and variables associated with such scenarios.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

             See "Note 9 to the Company's Unaudited Condensed
          Consolidated Financial Statements" for the nine months ended September 30, 1999.


Item 6.   Exhibits and Reports on Form 8-K-

          (a)   Exhibits

                27 Financial Data Schedule (electronically filed version only).

          (b)   Reports on Form 8-K

               (1) A current report on Form 8-K dated August 18, 1999 was filed on August 31, 1999, by the registrant, in connection with the press release dated August 18, 1999 announcing that its Board of Directors declared dividends on the Company's 8 1/2% Series A Convertible Exchangeable Preferred Stock and the Company's 8 1/2% Series B Convertible Pay-in-Kind Preferred Stock.

               (2)   A current report on Form 8-K dated September 1,
                     1999 was filed on October 4, 1999, by the registrant, in connection with the press release dated September 1, 1999 announcing an agreement for Healtheon Corporation to process the Company's lab requests and reports for physicians with its Web browser-based solution, Healtheon DX.

               (3)   A current report on Form 8-K dated September 22,
                     1999 was filed on October 4, 1999, by the registrant along with AHT Corporation, in connection with the press release dated September 22, 1999 announcing an agreement whereby AHT will provide computer interfaces for the Company's reference laboratory, hospital and managed care clients. The agreement provides for AHT to develop and install specific interfaces, which allows the Company and its hospital partners to exchange laboratory results, demographics, eligibility information, and laboratory orders.

            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

               (4) A current report on Form 8-K dated September 30, 1999 was filed on October 4, 1999, by the registrant along with
                    Hycor   Biomedical Inc., in connection with the press
                    release dated September 30, 1999 announcing the signing of a three-year supply agreement. Under the terms of the agreement, Hycor will serve as the primary supplier of IN VITRO allergy testing reagents to the Company.

               (5) A current report on Form 8-K dated October 4,1999 was filed on October 12, 1999, by the registrant along with Healtheon Corporation, in connection with the press release dated October 4, 1999, announcing that the Company had selected BenefitCentral, Healtheon's online enrollment and benefits management service, to streamline the process of benefits management for its approximately 18,400 employees.

               (6) A current report on Form 8-K dated October 20, 1999 was filed on November 3, 1999, by the registrant, in connection with the press release dated October 20, 1999 announcing operating results of the Company for the quarter ended September 30, 1999.

                              S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  LABORATORY CORPORATION OF AMERICA HOLDINGS
                                 Registrant



                         By:/s/THOMAS P. MAC MAHON
                            --------------------------------
                               Thomas P. Mac Mahon
                               Chairman, President and Chief
                               Executive Officer



                          By:/s/WESLEY R. ELINGBURG
                             -------------------------------
                                Wesley R. Elingburg
                                Executive Vice President, Chief
                                Financial Officer and Treasurer

November 12, 1999