Form 10-K
period 1999-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2000-03-17
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
       EXCHANGE ACT OF 1934
For the fiscal year ended      DECEMBER 31, 1999
                         -------------------------------------------------
                                      OR
----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from      __________________ to ________________
Commission file number                   1-11353
                      ----------------------------------------------------
                    LABORATORY CORPORATION OF AMERICA HOLDINGS
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
         DELAWARE                                  13-3757370
--------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

 358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA            27215
--------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

                                336-229-1127
--------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title  of  each  class               Name of exchange on which registered
---------------------------------          ------------------------------------
Common Stock, $0.01 par value              New York Stock Exchange
Common Stock Purchase Warrants             Currently not listed
Preferred Stock, $.10 par value-Series A   New York Stock Exchange
Preferred Stock, $.10 par value-Series B   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               -----
State the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the price at which the stock was sold as of a specified date within 60 days prior to the date of filing: $277,984,512 at March 14, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 129,851,617 shares as of March 14, 2000, of which 61,329,256 shares are held by indirect wholly owned subsidiaries of Roche Holdings Ltd. The number of warrants outstanding to purchase shares of the issuer's common stock is 22,151,308 as of March 14, 2000, of which 8,325,000 are held by an indirect wholly owned subsidiary of Roche Holdings Ltd.

                             PART I

Item 1.   DESCRIPTION OF BUSINESS

      Laboratory Corporation of America Holdings (the "Company"), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 1999 net revenues. Through a national network of laboratories, the Company offers more than 2,000 different clinical laboratory tests which are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. Since its founding in 1971, the Company has grown into a network of 25 major laboratories and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 50 states.

       The Company was formerly known as National Health Laboratories Holdings Inc. ("NHL"). In conjunction with a merger ("Merger") in 1995 with Roche Biomedical Laboratories, Inc.
("RBL"), an indirect subsidiary of Roche Holdings, Inc. ("Roche"), the Company changed its name to Laboratory Corporation of America Holdings.

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

      The Company believes that in 1999 approximately 50% of the clinical testing revenues in the United States were derived by hospital-based laboratories, approximately 13% were derived by physicians in their offices and laboratories and approximately 37% were derived by independent clinical laboratories. The Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") has estimated that in 1999 there were over 5,000 independent clinical laboratories in the United States.

EFFECT OF MARKET CHANGES ON THE CLINICAL LABORATORY BUSINESS

       Many market-based changes in the clinical laboratory business have occurred over the past three to five years, most involving the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care organizations typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. Such discounts have historically resulted in price erosion and have negatively impacted the Company's operating margins. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts also shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 1999 such contracts accounted for approximately $84.3 million in net sales. The increase in managed care and insurance companies attempts to control utilization of medical services overall has also resulted in declines in the utilization of laboratory testing services.

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

LABORATORY TESTING OPERATIONS AND SERVICES

      The Company has 25 major laboratories, and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories. A "branch" is a central office which collects specimens in a region for shipment to one of the Company's laboratories for testing. Test results can be printed at a branch and conveniently delivered to the client. A branch also is used as a base for sales staff. A "patient service center" generally is a facility maintained by the Company to serve the physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers also function as "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. The Company processed an average of approximately 239,000 patient specimens per day in 1999. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information.

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

  Infectious Disease. The Company provides complete viral load testing as well as HIV genotyping and phenotyping. The Company's use of this leading-edge technology puts it in the forefront of HIV drug resistance testing-one of the most important issues surrounding the treatment of HIV.

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

  Occupational Testing Services. The Company provides urine testing for the detection of drugs of abuse for private and government customers, and also provides blood testing services for the detection of drug abuse and alcohol. These testing services are designed to produce "forensic" quality test results that satisfy the rigorous requirements for admissibility as evidence in legal proceedings. The Company also provides other analytical testing and a variety of management support services.

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

CLIENTS

      The Company provides testing services to a broad range of health care providers. During the year ended December 31, 1999, no client or group of clients under the same contract accounted for more than two percent of the Company's net sales. The primary client groups serviced by the Company include:

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

     HMOs and Other Managed Care Groups

       The   Company   serves  HMOs  and   other   managed   care
organizations.    These  medical  service   providers   typically
contract with a limited number of clinical laboratories and  then designate  the  laboratory or laboratories to be used  for  tests ordered  by  participating
physicians.   The  majority  of   the Company's managed care testing
is negotiated on a fee-for-service basis.  Testing is sometimes reimbursed on a capitated basis  for managed  care organizations.
Under a capitated payment contract, the  Company  agrees to cover certain laboratory tests  during  a given month for which the managed care organization agrees to pay a flat monthly fee for each covered member. The tests covered under agreements of this type are negotiated for each contract, but usually include routine tests and exclude
highly specialized tests.   Many  of  the national and large regional
managed care organizations prefer to use large independent clinical labs such as the Company because they can service them on a national basis.

     Other Institutions

       The Company serves other institutions, including governmental agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company's testing capabilities. The institutions typically pay on a negotiated or bid fee-for-service basis.

PAYORS

      Most testing services are billed to a party other than the "client" that ordered the test. In addition, tests performed by a single physician may be billed to different payors depending on the medical benefits of a particular patient. Payors other than the direct patient, include, among others, insurance companies, managed care organizations, Medicare and Medicaid. Based on the year ended December 31, 1999 billings to the Company's respective payors based on the total volume of accessions are as follows:

                            Accession Volume as a %       Revenue
                                    of Total                per
                                      1999               Accession
                            -----------------------      ----------
Private Patients                      3.8%                $92.56
Medicare,  Medicaid  and
  Insurance                          19.1%                $27.75
Commercial Clients                   42.5%                $22.36
Managed Care                         34.6%                $27.68

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

     One of the Company's primary growth strategies is to develop an increasing number of hospital alliances. These alliances can take several different forms including laboratory management contracts, discussed above, reference agreements and shared-services. As hospitals continue to be impacted by decreasing fee schedules from third party payors and managed care organizations, the Company believes that they will seek the most cost-effective laboratory services for their patients. Management believes the Company's economies of scale as well as its delivery system will enable it to assist hospitals to achieve their goals. These alliances are generally more profitable than the Company's core business due to the specialized nature of many of the testing services offered in the alliance program. In 1999, the Company added 40 alliance agreements with hospitals, physician groups and other health care provider organizations representing approximately $24 million of annual sales.

SALES AND MARKETING AND CLIENT SERVICE

      The Company offers its services through a combination of direct sales generalists and specialists. Sales generalists market the mainstream or traditional routine laboratory services primarily to physicians, while specialists concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as identity testing or genetic testing. Specialist positions are established when an in-depth level of expertise is necessary to effectively offer the specialized services. When the need arises, specialists and generalists work cooperatively to address specific opportunities. At December 31, 1999, the Company employed 232 generalists and 112 specialists. The Company's sales generalists and specialists are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are primarily based upon the individual's productivity in generating new business for the Company.

      The Company also employs account managers ("AMs") to interact with clients on an ongoing basis. AMs monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client's regular point of contact with the Company. At December 31, 1999, the Company employed 271 AMs. AMs are compensated with a combination of salaries and bonuses commensurate with each individual's qualifications and responsibilities.

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

      The Company competes primarily on the basis of the quality of its testing, reporting and information systems, its reputation in the medical community, the pricing of its services and its ability to employ qualified personnel. During 1999, one of the Company's goals has been to improve client service. An important factor in improving client service includes the Company's initiatives to improve its billing process. See "-Billing."

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

     In 1999, information systems activities have been focused on consolidation of the Company's multiple laboratory and billing systems to standardized laboratory testing and billing systems. The Company has established regional data centers to more effectively handle the information processing needs of the Company. The Company believes that benefits can be derived from the conversion of its multiple billing systems into a centralized system. Implementation of the billing systems conversion began in 1997 and is expected to be completed over the next two years. During 1999, the Company capitalized approximately $11.0 million in information systems development and implementation costs related directly or indirectly to billing systems. The Company anticipates capitalizing an additional $6.0 to $7.0 million in such development and implementation costs during 2000.

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

      Although there can be no assurance of success, the Company has developed a number of initiatives to address the complexity of the billing process and to improve collection rates. These initiatives include: i) installation of personal computer based products in client offices and Company locations to help with the accuracy and completeness of billing information captured on the front-end; ii) establishment of a project group to focus on improvements in order entry; and iii) development and implementation of enhanced eligibility checking to compare information to payor records before billing. Additionally, the Company believes that it can benefit from the conversion of its multiple billing systems into a centralized system. Currently, 60% of the Company's billing is performed on this centralized system. By the end of 2000, the Company plans to have approximately 85% of its billing performed on the centralized system, with the remainder converted in 2001.

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

      During  1998,  the  Company's  forensic  crime  laboratory, located  at  the  Company's  Center  for  Molecular  Biology  and
Pathology   in  Research

Triangle  Park,  North  Carolina,   was accredited by the American
Society of Crime Laboratory Directors, Laboratory  Accreditation
Board ("ASCLD/LAB") in the category  of DNA  testing.   Under the
Crime Laboratory Accreditation  Program managed  by  the  ASCLD/LAB,
a  crime  laboratory  undergoes   a comprehensive  and  in-depth
inspection to demonstrate  that  its management,  operations, employees, procedures and instruments, physical plant and security, and personnel safety procedures meet stringent quality standards.
The Company is one  of  192  ASCLD accredited crime laboratories
worldwide, and is one of only  four private    crime    laboratories
holding   the   accreditation.  Accreditation is granted for a period
of five years provided that a laboratory continues to meet the standards during that period.

COMPETITION

      The clinical laboratory business is intensely competitive. The Company believes that in 1999 the entire United States clinical laboratory testing industry had revenues exceeding $32 billion; approximately 50% of such revenues were attributable to hospital-affiliated laboratories, approximately 37% were attributable to independent clinical laboratories and approximately 13% were attributable to physicians in their offices and laboratories. There are presently two national independent clinical laboratories: the Company, and Quest Diagnostics Incorporated ("Quest"), which had approximately $3.3 billion in revenues from clinical laboratory testing in 1999.

       During   1999,  Quest  acquired  the  clinical  laboratory
operations   of  SmithKline  Beecham  plc  ("SmithKline").    The
transaction was completed in August, 1999.

      In addition to the other national clinical laboratory, the Company competes on a regional basis with many smaller regional independent clinical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that the following factors, among others, are often used by health care providers in selecting a laboratory: i) pricing of the laboratory's test services; ii) accuracy, timeliness and consistency in reporting test results; iii) number and type of tests performed; iv) service capability and convenience offered by the laboratory; and v) its reputation in the medical community. The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies to improve its competitive position. See "-Clients" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company believes that consolidation will continue in the clinical laboratory testing business. In addition, the Company believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of external factors including cost efficiencies afforded by large-
scale  automated
testing, Medicare reimbursement reductions and the growth of managed health care entities which require low-cost testing services
and large service networks.  In addition,  legal restrictions   on
physician  referrals  and  the  ownership   of laboratories as well
as increased regulation of laboratories are expected to contribute to the continuing consolidation of the industry.

EMPLOYEES

      At February 29, 2000, the Company had approximately 17,960 full-time equivalent employees. A subsidiary of the Company has one collective bargaining agreement which covers approximately 37 employees. The Company believes that its overall relations with its employees are good.

REGULATION AND REIMBURSEMENT

     General

      The clinical laboratory industry is subject to significant governmental regulation at the federal, state and sometimes local levels. As described below, these regulations concern licensure and operation of clinical laboratories, payment for laboratory services, health care fraud and abuse, security and confidentiality of health information, and environmental and occupational safety.

     Regulation of Clinical Laboratories

      The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. Pursuant to CLIA, clinical laboratories must meet quality assurance, quality control and personnel standards. Labs also must undergo proficiency testing and are subject to inspections.

     Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with all tests classified as either high complexity, moderate complexity, or waived. Laboratories categorized as high complexity are required to meet more stringent requirements than moderate complexity laboratories. Labs performing only waived tests, which are tests determined to have a low potential for error and requiring little or no oversight, may apply for a certificate of waiver indicating that they need not comply with most of the requirements of CLIA. All major and many smaller Company facilities hold CLIA certificates to perform high complexity testing. The Company's remaining smaller testing sites hold CLIA certificates to perform moderate complexity testing or have a certificate of waiver.

      The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's

CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. The loss or suspension of a license, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on the Company.

      The Company also is subject to state regulation in some states. CLIA provides that a state may adopt regulations different from or more stringent than those under federal law, and a number of states do have their own lab regulatory schemes. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records. For example, some of the Company's laboratories are subject to the State of New York's clinical laboratory regulations, which contain provisions that are more stringent than those under federal law.

      The Company believes it is in compliance with federal and state laboratory requirements, and the Company's laboratories have continuing programs to ensure that their operations meet all applicable regulatory requirements, but no assurances can be given that the Company's laboratories will pass all future licensure or certification inspections.

     Reimbursement of Clinical Laboratory Services

      In 1999 and 1998, the Company derived approximately 20% and 22%, respectively, of its net sales from tests performed for beneficiaries of the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs because clients often want a single laboratory to perform all of their testing services. Both governmental and private sector payors have made efforts to contain or reduce health care costs, including reimbursement for clinical laboratory services, in recent years.

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

      Because a significant portion of the Company's costs are relatively fixed, Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict whether additional Medicare reductions will be implemented.

      On April 1, 1997, Medicare's new policy for billing of automated chemistry profiles went into effect. The policy, which was developed by the Health Care Financing Administration ("HCFA") working with the American Medical Association, eliminates the old commonly used "19-22 test" automated chemistry profile, sometimes referred to as a "SMAC" and replaces it with four new panels of "clinically relevant" automated tests (each containing from four to twelve chemistry tests). As a result of this new policy, all major laboratory companies, including the Company, were required to eliminate the old chemistry profiles from their standard test requisition forms and standard test offerings by July 1, 1998. The Company developed and implemented a new "universal" test requisition and "standard test offerings" which successfully incorporated all required changes by the July 1, 1998 deadline. Estimated out-of-pocket costs associated with these changes are over $5 million. The Company is unable to estimate the indirect costs associated with these changes. However, personnel time and effort to roll-out the new forms to clients has been significant.

      The new automated chemistry profile billing policy is intended to reduce the number of non-Medicare covered "screening tests" which Medicare believes have in the past been inappropriately billed to Medicare. The BBA also required the Department of Health and Human Services to adopt uniform coverage, administration and payment policies for lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses. These uniform policies will replace local Medicare coverage policies. The proposed rules reflecting the negotiated rulemaking committee's report are expected to be published within the next few days. However, the rules will not be effective until one year after publication of final rules, and it is uncertain when final rules will be published. Due to the variety of new rules (including limited coverage rules) which have been adopted or proposed recently to address these issues, the Company does not believe a meaningful estimate of the potential revenue impact of these developments can be made at this time. The Company's analysis to date does not indicate a currently measurable impact on revenues. The Company will continue to monitor this issue going forward.

      Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on the Company. However, based on currently available information, the Company is unable to predict what type of legislation, if any, will be enacted into law.

     Security and Confidentiality of Health Information

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes provisions that affect how electronically transmitted patient information and claims are to be handled. The reach of these provisions is quite broad because they apply to all health information that is or ever has been electronically transmitted or electronically maintained by a health plan, health care provider or health care data clearinghouse. Pursuant to HIPAA, proposed rules have been published addressing standards for electronic data formatting, the security of electronic transmission and maintenance of health information, and protecting the privacy of health information. The final regulations implementing HIPAA are not expected to be published before Summer 2000, and the regulations do not become effective until 2 years after the date of publication. Failure to comply could result in significant civil and/or criminal penalties. As it will be for virtually all healthcare-related organizations, complying with the various HIPAA requirements will be a multi-year, entity-wide effort likely requiring capital and internal labor expenditures by the Company, but until the final regulations are published, the Company is unable to estimate the total cost of compliance.

      In addition to the HIPAA provisions described above, which have not yet been implemented, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical information without patient consent. Penalties for violation of these laws include sanctions against a laboratory's state licensure, as well as civil and/or criminal penalties. The Company believes it is in substantial compliance with applicable state laws concerning confidentiality of medical information.

     Fraud and Abuse Regulations

      Existing federal laws governing Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, the U.S. Department of Health and Human Services Office of the Inspector General ("OIG"), and the states. The federal government's enforcement efforts have been increasing, in part as a result of the enactment of the Health Insurance Portability and Accountability Act of 1996, which, among other things, provided for the establishment of a program to coordinate federal, state and local law enforcement programs, and to conduct investigations, audits and inspections relating to payment for healthcare, and for the establishment of a federal anti-fraud and abuse account for enforcement efforts, funded through collection of penalties and fines for violations of the healthcare anti-fraud and abuse laws. Moreover, over the last several years, the clinical laboratory industry has been the focus of major governmental enforcement initiatives.

      The Medicare and Medicaid anti-kickback laws prohibit intentionally providing anything of value to influence the referral of Medicare and Medicaid business. HHS has published safe harbor regulations which specify certain business activities that, although literally covered by the laws, will not violate the Medicare/Medicaid anti-kickback laws if all conditions of the safe harbor are met. Failure to fall within a safe harbor does not constitute a violation of the anti-kickback laws; rather, the arrangement would remain subject to scrutiny by HHS. Most states have their own Medicaid anti-kickback laws, and several states also have anti-kickback laws that apply to referral of all patients.

      In October 1994, the Office of the Inspector General ("OIG")of HHS issued a Special Fraud Alert, which set forth a number of practices allegedly engaged in by clinical laboratories and health care providers that the OIG believes violate the federal anti-kickback laws. These practices include providing employees to collect patient samples at physician offices if the employees perform additional services for physicians that are typically the responsibility of the physicians' staff; selling laboratory services to renal dialysis centers at prices that are below fair market value in return for referrals of Medicare tests which are billed to Medicare at higher rates; providing free testing to a physician's HMO patients in situations where the referring physicians benefit from such lower utilization; providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; providing facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services performed; and providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG stressed in the Special Fraud Alert that when one purpose of the arrangements is to induce referral of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider or physician may be liable under the anti-kickback laws and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

     Recently, the OIG has provided additional guidance regarding arrangements that may violate the anti-kickback laws. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on laboratory tests billed to the physician might violate the anti-kickback act. The OIG reasoned that if the discounts were
greater   than   could  otherwise  be  justified,  the   proposed
arrangement could be viewed as the laboratory providing discounts to the physician in exchange for referral by the physician of non-
discounted  Medicare  program business.   Similarly,  in  a  1999
correspondence, the OIG stated that if any direct or indirect link exists between a price discount that a laboratory offers to a skilled nursing facility ("SNF") for Prospective Payment System
("PPS")-covered  services  and  referrals  of  Medicare  Part   B
business,   the   anti-kickback  statute  would  be   implicated.
Moreover, the OIG concluded that it is continuing to monitor the situation regarding potentially unlawful contracts between SNFs and service providers, including laboratories.

     Under another federal provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless a statutory exception applies, refer Medicare or Medicaid patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. There are federal Stark law exceptions for fair market value compensation to a physician for reasonable and necessary services, and for discounts to physicians purchasing laboratory services. There is also an exception for physician investment in a laboratory company so long as the company's stock is traded on a public exchange, the company has stockholder equity exceeding $75,000,000, and the physician's shares may be purchased on terms generally available to the public. State self-
referral  laws  exist  as  well,  which  apply  to  all   patient
referrals, not just Medicare and Medicaid.

      There are a variety of other types of federal and state anti-fraud and abuse laws, including laws prohibiting submission of false or otherwise improper claims to federal healthcare programs, and laws limiting the extent of any differences between the Company's charges to Medicare and Medicaid and its charges to other parties. The Company seeks to structure its business to comply with the federal and state anti-fraud and abuse laws. However, the Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under them.

Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal healthcare program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would have a material adverse affect on the Company's business. Any significant criminal or civil penalty resulting from such proceedings could have a material adverse affect on the Company's business.

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

SUMMARY

      The Company seeks to structure its business to comply with all statutes, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance therefore that applicable statutes and regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations, which if imposed could have a material adverse affect on the Company's business.

COMPLIANCE PROGRAM

      Because of evolving interpretations of regulations and the national debate over health care fraud and abuse, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant factor throughout the clinical laboratory industry. The Company has implemented a comprehensive company-wide compliance program, in part mandated by a comprehensive five-year Corporate Integrity Agreement with the federal government. This agreement was part of the Company's 1996 settlement of federal and state claims related to billings to Medicare and other federal programs for tests performed by the Company and its predecessors. The agreement is similar to corporate integrity agreements arising out of settlements of similar claims by a number of other clinical laboratories following a broad-based government investigation and enforcement initiative. The objective of the Company's compliance program is to develop, implement, and update as necessary compliance safeguards. Emphasis is placed on developing personnel training programs and various monitoring procedures to attempt to achieve implementation of all rules and regulations.

     The Company seeks to structure its business to comply in all material respects with all statutes, regulations, and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance therefore that applicable statutes and regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates, and authorizations, which could have a material adverse affect on the Company's business.

ITEM 2.   PROPERTIES

     The following table summarizes certain information as to the Company's principal operating and administrative facilities as of December 31, 1999.


                              Approximate
                                 Area               Nature of
Location                    (in square feet)        Occupancy
---------------------       ----------------       ---------------
Operating Facilities:
 Birmingham,  Alabama         100,000              Lease expires 2005
 Phoenix,  Arizona             55,000              Lease expires 2009;
                                                    two 5 year renewal
                                                    options
 San  Diego, California        72,000              Lease expires 2007
 Denver,  Colorado             20,000              Lease expires 2001;
                                                    two 5 year renewal
                                                    options
 Tampa,  Florida               95,000              Lease  expires 2009;
                                                    one 5 year renewal
                                                    option
 Chicago,  Illinois            45,000              Lease expires 2003;
                                                    two 5 year renewal
                                                    options
 Louisville,  Kentucky         60,000              Lease expires 2002;
                                                    three 5 year
                                                    renewal options
 Detroit,  Michigan            32,000              Lease  expires 2004;
                                                    one 10 year renewal
                                                    option
 Kansas City, Missouri         78,000              Owned
 Reno, Nevada                  16,000              Owned
                               14,000              Lease expires 2003;
                                                    one 2 year renewal
                                                    option
 Raritan, New Jersey          187,000              Owned
 Uniondale,  New York         108,000              Lease  expires 2007;
                                                    two 5 year renewal
                                                    options
 Burlington, North Carolina   275,000              Owned
 Charlotte,  North Carolina    25,000              Lease expires 2000;
                                                    one 1 year renewal
                                                    option
 Research  Triangle  Park,     71,000              Lease expires 2008,three
    North  Carolina                                 5 year renewal options
                              111,000              Lease expires 2011;
                                                    three 5 year renewal
                                                    options
 Memphis, Tennessee            45,000              Month to month

 Dublin, Ohio                  82,000              Owned

 Southaven, Mississippi        17,000              Owned
                                                    5 year renewal option
 Dallas, Texas                 56,000              Lease expires 2004; one
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

                                  Approximate
                                      Area           Nature of
Location                        (in square feet)     Occupancy
----------------------------    ----------------     ------------------
 Operating Facilities cont.:
 Chesapeake,  Virginia               21,000          Lease expires 2002;three
                                                      5 year renewal options
 Herndon,  Virginia                  80,000          Lease expires 2004; one
                                                      5 year renewal option
 Richmond,  Virginia                 57,000          Lease expires 2001; one
                                                      5 year renewal option
 Kent,   Washington                  42,000          Lease expires 2005
 Fairmont,  West  Virginia           25,000          Lease  expires 2005;three
                                                      5 year renewal options
Administrative facilities:
  Burlington, North Carolina        293,000          Owned
                                    229,000          Leases expire 2000-
                                                      2008; various options
                                                      to purchase or renew


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

ITEM 3.   LEGAL PROCEEDINGS

      The Company is involved in litigation one of which purports to be a class action brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 Government Settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies and individuals, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. However, no amount of damages has been specified at this time and, with the exception of the above, no settlement discussions have taken place. The Company is carefully evaluating these claims.
However, due to the early stage of the claims, the ultimate outcome of these claims cannot presently be predicted.

      The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, professional liability, employee related matters, inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.


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
                                              High           Low
                                             ------        -------
1998
  First Quarter                              2 3/16        1 9/16
  Second  Quarter                            2 3/4         1 13/16
  Third Quarter                              2 7/16        1 1/8
  Fourth Quarter                             1 7/8         1 3/16

                                              High           Low
                                             ------        -------
1999
  First Quarter                              2 5/16        1 1/4
  Second  Quarter                            2 15/16       1 11/16
  Third Quarter                              3 1/4         2 1/4
  Fourth Quarter                             3 7/8         2 7/16

                                              High           Low
                                             ------        -------
2000
  First Quarter (through February 29, 2000)  4 1/4         3 1/8

      On February 29, 2000 there were 1,015 holders of record of the Common Stock.

      In 1994, the Company discontinued its dividend payments for the foreseeable future in order to increase its flexibility with respect to its acquisition strategy. In addition, the Company's credit agreement, as amended, places certain restrictions, as defined in the credit agreement, on the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

      The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the three-year period ended December 31, 1999 are derived from consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years in the two-year period ended December 31, 1996 are derived from consolidated financial statements of the Company, which have been audited by other independent accountants. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

                                            Year Ended December 31,
                               ------------------------------------------------
                                      1999             1998           1997
                               ----------------    ------------   -------------
                               (Dollars in millions, except per share amounts)
Statement of Operations Data:
 Net sales                        $ 1,698.7         $ 1,612.6     $ 1,579.9
 Gross profit                         629.1             563.4         499.4
 Operating income (loss)              149.7             127.6         (92.0)(g)
 Earnings (loss) before
  extraordinary loss                   65.4              68.8        (106.9)
 Extraordinary loss                      --                --            --
                                  ---------         ---------     ---------
 Net earnings (loss)              $    65.4         $    68.8     $  (106.9)
                                  =========         =========     =========

 Earnings (loss)per common share
  before extraordinary loss       $     0.12        $     0.20    $    (1.06)
 Extraordinary loss per common
  share                                   --                --            --
                                  ----------        ----------    ----------
 Net earnings (loss) per common
  share                           $     0.12        $     0.20    $    (1.06)
                                  ==========        ==========    ==========

 Dividends per common share       $      --         $      --     $      --
 Weighted average common shares
  outstanding (in thousands)        126,662           124,847       123,241

Ratio of earnings to combined
  fixed charges and preferred
  stock dividends (h)                   1.22              1.11          NA

Balance Sheet Data:
 Cash and cash equivalents        $    40.3         $    22.7     $    23.3
 Intangible assets, net               803.9             836.2         851.3
 Total assets                       1,590.2           1,640.9       1,658.5
 Long-term obligations and
  redeemable preferred stock (e)    1,041.5           1,136.1       1,200.1
 Due to affiliates (f)                  3.5               1.7           2.2
 Total shareholders' equity           175.5             154.4         129.1

                                             Year Ended December 31,
                               -----------------------------------------------
                                         1996                   1995  (a)
                               --------------------      ---------------------
                               (Dollars in millions, except per share amounts)
Statement of Operations Data:
 Net sales                           $ 1,676.2                $ 1,513.5
 Gross profit                            492.3                    489.2
 Operating income (loss)                (118.8)(b)                 67.2(c)
 Earnings (loss) before
  extraordinary loss                    (153.5)                    (4.0)
 Extraordinary loss                         --                     (8.3)(d)
                                     ---------                ---------
 Net earnings (loss)                 $  (153.5)               $   (12.3)
                                     =========                =========

 Earnings (loss)per common share
  before extraordinary loss          $    (1.25)              $    (0.03)
 Extraordinary loss per common
  share                                     --                     (0.08)
                                     ----------               ----------
 Net earnings (loss) per common
  share                              $    (1.25)              $    (0.11)
                                     ==========               ==========
 Dividends per common share          $      --                $      --
 Weighted average common shares
  outstanding (in thousands)            122,920                  110,579

Ratio of earnings to combined
  fixed charges and preferred
  stock dividends (h)                       NA                      1.04

Balance Sheet Data:
 Cash and cash equivalents           $    29.3                $    16.4
 Intangible assets, net                  891.1                    916.7
 Total assets                          1,917.0                  1,837.2
 Long-term obligations and
  redeemable preferred stock (e)       1,089.4                    948.6
 Due to affiliates (f)                   190.5                      0.9
 Total shareholders' equity              258.1                    411.6


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

(b) In the second quarter of 1996, the Company recorded certain pre-tax charges of a non-recurring nature including additional charges related to the restructuring of operations following the Merger. The Company recorded a restructuring charge totaling $13.0 million for the shutdown of its La Jolla, California administrative facility and other workforce reductions. In addition, the Company recorded $10.0 million in non-recurring charges in the second quarter of 1996 related to the integration of its operations following the Merger. As a result of negotiations with the Office of the Inspector General of the Department of Health and Human Services and the Department of Justice related to the 1996 government settlement, the Company recorded a settlement charge of $185.0 million in the third quarter of 1996 to increase accruals for settlements and related expenses of government and private claims resulting from these investigations.

(c) In 1995, following the Merger, the Company determined that it would be beneficial to close certain laboratory facilities and eliminate duplicate functions in certain geographic regions where duplicate NHL and RBL facilities or functions existed at the time of the Merger. The Company recorded pre-tax restructuring charges of $65.0 million in connection with these plans. See
Note  2  of the Notes to Consolidated Financial Statements  which sets forth the Company's restructuring activities for the years ended December 31, 1999, 1998 and 1997. Also in 1995, the Company recorded a pre-tax special charge of $10.0 million in connection with the estimated costs of settling various claims pending against the Company, substantially all of which were billing disputes with various third party payors relating to the contention that NHL improperly included tests for HDL cholesterol and serum ferritin in its basic test profile without clearly offering an alternative profile that did not include these medical tests. As of December 31, 1999, the majority of these disputes have been settled.

(d) In connection with the repayment in 1995 of existing revolving credit and term loan facilities in connection with the Merger, the Company recorded an extraordinary loss of approximately $13.5 million ($8.3 million, net of tax), consisting of the write-off of deferred financing costs, related to the early extinguishment of debt.

(e) Long term obligations include capital lease obligations of $4.4 million, $4.2 million, $5.8 million, $9.8 million and $9.6 million at December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Long-term obligations also include the long-term portion of the expected value of future contractual amounts to be paid to the former principals of acquired laboratories. Such payments are principally based on a percentage of future revenues derived from the acquired customer lists or specified amounts to be paid over a period of time. At December 31, 1999, 1998, 1997, 1996 and 1995, such amounts were $0.0 million, $7.7 million, $9.6 million, $14.8 million and $14.7 million, respectively. Long term obligations exclude amounts due to affiliates.

(f) In December 1996, Roche loaned $187.0 million to the Company to fund the 1996 government settlement in the form of a promissory note. Such note bore interest at a rate of 6.625% per annum and was repaid in June, 1997 with proceeds from the Preferred Stock Offering. See Note 9 of the Notes to Consolidated Financial Statements. The remaining amounts shown represent trade payables to affiliated companies.

(g) During the fourth quarter of 1997 the Company recorded a provision for doubtful accounts of $182.0 million, which was approximately $160.0 million greater than the amount recorded in the fourth quarter of 1996 and a $22.7 million provision for restructuring certain laboratory operations.

(h) For the purpose of calculating the ratio of earnings to combined fixed charges and preferred stock dividends (i) earnings consist of income before provision for income taxes and fixed charges and (ii) fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor. For the years ended December 31, 1997 and 1996, earnings were insufficient to cover fixed charges and preferred stock dividends by $196.8 million and $188.3 million, respectively.

ITEM 7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

      GENERAL

      During 1999, the Company experienced growth as a result of continued implementation of its strategic plan, rather than through acquisitions. The Company continues to emphasize customer satisfaction and expanding those laboratory services which offer the greatest benefit to patients, clinicians, and the Company. The areas of particular growth emphasis are higher margin esoteric testing, genetic testing, oncology testing and infectious disease testing.

      Approximately $300 million in annual revenue comes from specialty testing generated through the Company's Center for Esoteric Testing in Burlington, and the Center for Molecular Biology and Pathology ("CMBP"), in Research Triangle Park. Annual revenue for the Center for Esoteric Testing is around $180 million annually, and growing at about 6-7% per year. The annual revenue for CMBP is approximately $100 million, with a number of test categories growing at an annual rate of about 15-20%.

      Medically advanced infectious disease testing represented approximately $57 million in revenues in 1999. The Company expects medically advance infectious disease volume growth in the near term of 30-40% annually. This volume growth is anticipated to come primarily from HIV and hepatitus C testing. HIV resistance testing has recently received strong support from the FDA's Antiretroviral Advisory Committee for use in drug development. Resistance testing has also received strong support by the Department of Health and Human Services' Panel on Clinical Practices for treatment of HIV infection for use in clinical practice. The Company is currently the only laboratory with a historical database of multiple viral load and resistance tests on the same patient - information that has high value in the management of HIV.

      Genetic testing is primarily performed at CMBP, and represented approximately $33 million in CMBP revenue at the end of 1999. The Company expects volume growth over the next several years to be about 10% annually. Demand for molecular genetic tests has doubled over the past year.

      Company-wide, oncology testing, including pathology, tumor markers and molecular oncology, represented in excess of $200 million in revenue in 1999. Oncology testing has high growth potential, with increased demand for oncology testing anticipated once more therapies and tests for cancer are available. The Company will continue to add new, higher-margin tests, such as those for cervical cancer like monolayer PAP and HPV testing. The Company's national presence, the volume of testing performed and its expertise as a technology leader permits it to be one of the first labs in the country to offer new tests, helping to quickly increase awareness of new diagnostic tools.

      Overall, the Company expects its current performance trends to continue into 2000. Consolidated revenues are forecast to increase by 4% to 5%, with operating expenses increasing between 2% to 3%. The effective income tax rate is forecasted to be approximately 46% for 2000.

     The Company plans to continue increasing "connectivity" with customers through test ordering and result receiving products such as the LabCorp Communication Manager software, and through external alliances, such as the recently announced agreements with Healtheon/WebMD, AHT Corporation, and ProxyMed, all e-commerce health care companies. Recent strategic alliances with Kingston and Benedictine Hospitals in New York state, McAllen Medical center Hospital and Edinburg regional Medical Center in Texas, and more than 170 statewide sites of the Florida Health Department and county clinics, are benefiting from the Company's state-of-the-art information network that provide clients access to emergin technology sooner.

     During the year, the clinical trials testing business of the Company opened a full-service laboratory in Belgium, in order to service the global pharmaceutical industry.

     The  Company's  industry  continues  to  be  affected   by
significant government regulation, price competition and increased influence of managed care organizations. Many market-based changes in the clinical laboratory business have occurred, most involving the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector has presented various challenges to the Company and other independent clinical laboratories such as increased discounts and the use of capitated payment contracts. These practices have negatively impacted the Company's operating margins. 50% of the U.S. population and 85% of employees are members of managed care plans. However, recent trends indicate that membership in restrictive HMO plans has peaked, with enrollment expected to shift into plans offering more patient/provider choice, such as preferred provider organizations and point of service models. As a result, the Company is experiencing better pricing and improved margins on its managed care business. During 1999, the Company's revenue from capitated payment contracts decreased by $5.7 million, to $84.3 million, while total revenue from all managed care contracts increased by $78.3 million, to a total of $584.0 million.

IMPACT OF THE YEAR 2000 ISSUE

      The Company successfully completed its Year 2000 project in regards to year end items. It has experienced only a few minor isolated Year 2000 related issues. Each issue has been quickly remediated, tested and validated. The Company continues to test and validate for any lagging Year 2000 issues.

      The total expenditures to complete the Year 2000 work plan were $17.3 million, with approximately $3.0 million charged to earnings during the year ended 1998 and $7.6 million charged to earnings and an additional $6.7 million in related purchases capitalized during the twelve months ended December 31, 1999. The amounts required to address Year 2000 readiness do not include significant investments in new systems which have been made  in  the  normal  course  of  business  and  are  Year  2000 compliant.

SEASONALITY

      Volume of testing generally declines during the summer months, year-end holiday periods and other major holidays, resulting in net revenues and cash flows in the third and fourth quarters below the annual average. In addition, volume declines due to inclement weather may reduce net revenues and cash flows. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

      The Company experienced positive growth in both its net revenues and operating cash flows during the third and fourth quarters of 1999 in comparison to the prior year. However, there can be no assurances that this trend will extend into the future.

RESULTS OF OPERATIONS

Year  ended  December 31, 1999 compared with Year ended  December
31, 1998.

      Net sales for 1999 were $1,698.7 million, an increase of 5.3% from $1,612.6 million reported in the comparable 1998 period. Sales increased 3.1% due to an increase in price per accession (which reflects actual price increases and changes in the mix of tests performed) and 2.2% due to an increase in volume. These increases occurred as a result of specific initiatives in the Company's strategic plan that have created an improved business climate.

      Cost of sales, which includes primarily laboratory and distribution costs, was $1,069.6 million for 1999 compared to $1,049.2 million in the corresponding 1998 period, an increase of 1.9%. Cost of sales increased approximately $23.0 million due to an increase in volume, approximately $2.0 million due to an increase in medical consulting fees and approximately $5.6 million due to an increase in testing supplies. These increases were offset by a decrease in salaries of $2.5 million due to streamlining of operations, and decreases in insurance ($2.6 million), telephone ($3.8 million) and freight ($1.3 million) expenses as a result of continued cost control measures. Cost of sales as a percentage of net sales was 63.0% for 1999 and 65.1% in the corresponding 1998 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above and economies of scale achieved through volume growth.

      Selling, general and administrative expenses increased to $448.2 million in 1999 from $405.0 million in the same period in 1998 representing an increase of $43.2 million or 10.7%. Selling, general and administrative expenses were 26.4% and 25.1% as a percentage of net sales in 1999 and 1998, respectively. The increase in selling, general and administrative expenses is primarily the result of the increase in the provision for doubtful accounts of $27.2 million from the amount recorded in 1998 and increases of approximately $14.2 in sales incentives and commissions.

     Interest expense was $41.6 million in 1999 compared to $48.7 million in 1998. This decrease is related to the Company's overall reduction in its outstanding debt. See "Liquidity and Capital Resources."

      Provision  for  income  taxes was  $40.1  million  in  1999 compared  to $12.7 million in 1998.  See "Note 10 to Consolidated
Financial Statements" for a further discussion of income taxes.

Year  ended  December 31, 1998 compared with Year ended  December
31, 1997.

      Net sales for 1998 were $1,612.6 million, an increase of approximately 2.1% from $1,579.9 million reported in the comparable 1997 period. Sales increased 3.2% due to an increase in price per accession (which reflects actual price increases and changes in the mix of tests performed), which was a direct result of the Company's effort to negotiate better pricing on new contracts, raising prices on existing contracts that do not meet Company profitability targets and other pricing initiatives. This increase was offset by a 1.2% decline in sales as a result of lower testing volume, resulting from industry-wide trends as well as the Company's program of selectively eliminating unprofitable accounts and carefully evaluating the acceptability of new business.

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

      Net interest expense was $48.7 million in 1998 compared to $71.7 million in 1997.

      Provision for income taxes was an expense of $12.7 million in 1998 compared to a tax benefit of $54.4 million in 1997. See
"Note 10 to Consolidated Financial Statements" for a further discussion of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $180.5 million, $125.1 million and $144.4 million, in 1999, 1998 and 1997, respectively. The increase in cash flow from operations in 1999 primarily resulted from decreases in accounts receivable.

      Capital expenditures were $69.4 million, $58.7 million and $34.5 million for 1999, 1998 and 1997, respectively. The Company expects capital expenditures to be between $65.0 million and $75.0 million in 2000. These expenditures are intended to continue to improve billing systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's credit facilities.

      The  Company's days sales outstanding (DSO) at the  end  of
1999 improved to 74 days as compared to 83 days at the end of 1998. During the fourth quarter of 1999, the Company decreased its bad debt expense in response to a fourth quarter improvement in cash collection rates. This improvement was due to Company wide efforts to increase cash collections from all payors, as well as on-going improvements to claim submission processes. In addition, the Company is continuing to take the steps necessary to improve DSO and cash collections by:

1.   Accelerating  the  conversion  of  decentralized   billing
  locations to a centralized billing system. During 1999, the Long Island, northern Virginia and Michigan locations were converted.

2. Assigning focused, cross functional billing operations teams to implement best practices throughout the Company, with particular emphasis on geographic areas with higher DSO's, and identifying underlying causes for and solutions to payment delays.

      With the completion of the conversion of the Long Island, northern Virginia and Michigan facilities, approximately 60% of the Company's billings are performed on the Company's centralized system. By the end of the year 2000, Management anticipates that approximately 85% of billings will be performed on that system with the remainder converted during 2001. The billing system conversions, combined with improvements in front-end processes, that enhance data capture for billing, are expected to reduce DSO to approximately 69 days by the end of 2000 and the mid 60s by the end of 2001.

      The Company expects that these conversions will lower DSO and have a positive impact on the timing of cash collections. The positive effects of these conversions will most likely be realized some time after the completion of the conversions. There can be no assurance that the planned billing conversions will improve the Company's DSO and cash collections.

      During 1999, the Company repaid approximately $70.3 million on its term loan facility. There were no outstanding balances due on its revolving credit facility at the end of 1999 and 1998.

     Based on current and projected levels of operations, coupled with availability under its revolving credit facility, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs. For a discussion of the Company's long-term debt and revolving credit facility, see "Note 8 to Consolidated Financial Statements."

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

ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURE  ABOUT  MARKET
          RISK

          The Company has no material information to disclose.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Reference is made to the Index on Page F-1 of the Financial Report included herein.


ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                              PART III

      The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 2000 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2000.

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
                  amended (incorporated herein by reference to the Company's
                  Registration Statement on Form S-1 (No. 33- 35782) filed with the Commission on July 9, 1990 (the "1990 S-1")).

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
                  1995 among the Company, the banks named therein, and Credit
                  Suisse (New York Branch), as Administrative Agent.

                  (incorporated by reference herein to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1995 filed with the Commission on November 14, 1995, File No. 1-
                  11353).
      10.21  -    Second  Amendment  to  Credit Agreement dated as of February
                  16,  1996  among the   Company,  the  banks  named  therein,
                  and  Credit  Suisse (New York Branch),  as  Administrative
                  Agent  (incorporated  herein  by reference  to  the Company's
                  Annual  Report  on Form  10-K for the year ended December 31,
                  1995 filed  with  the Commission on March  29,  1996, File No.
                  1-11353).
      10.22  -    Third  Amendment  and   Second  Waiver to Credit Agreement
                  dated as of July  10, 1996  among the Company, the banks named
                  therein and   Credit   Suisse  (New  York   Branch)   as
                  Administrative  Agent  (incorporated  herein  by  reference to the Company's quarterly report  on Form  10-Q for the
                  quarter ended June  30,  1996 filed  with the Commission on
                  August  14,  1996, File No. 1-11353).
      10.23  -    Fourth Amendment to the Credit Agreement dated as of September
                  23, 1996 among the Company, the banks named therein and Credit
                  Suisse (New York Branch), as Administrative Agent
                  (incorporated herein by reference to the report in Form 8-K dated September 23, 1996, filed with the Commission on
                  September 30, 1996, File No. 1-11353).
      10.24  -    Third Waiver to the Credit Agreement dated as of November 4,
                  1996 among the Company, the banks named therein and Credit
                  Suisse (New York Branch), as  Administrative Agent
                  (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 filed with the Commission on November 14, 1996, File No.
                  1-11353).
      10.25  -    Fifth Amendment and Fourth Waiver to the Credit Agreement
                  dated as of December 23, 1996 among the Company, the banks named therein and Credit Suisse (New York Branch), as
                  Administrative Agent (incorporated herein by reference to
                  the report on Form 8-K filed with the Commission on January 6,
                  1997, File No. 1-11353(the "January 6, 1997 8-K")).
      10.26  -    Fifth Waiver to the Credit Agreement dated as of January 27,
                  1997 among the Company, the banks named therein and Credit
                  Suisse (New York Branch) as Administrative Agent.
      10.27  -    Sixth Amendment and Waiver to the Credit Agreement dated as of
                  March 31, 1997 among the Company, the banks named therein and
                  Credit Suisse First Boston as Administrative Agent.
      10.28  -    Amended and Restated Credit Agreement dated as of March 31,
                  1997 among the Company, the banks named therein and Credit
                  Suisse First Boston as Administrative Agent.
      10.29  -    Second Amendment to the Amended and Restated Credit
                  Agreement dated as of February 25, 1998 among the Company, the banks named therein and Credit Suisse First Boston as
                  Administrative Agent.
      10.30  -    Third Amendment to the Amended and Restated Credit Agreement
                  dated as of May 7, 1999 among the Company, the banks named therein and Credit Suisse First Boston as Administrative Agent
                  (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 16, 1999, File No. 1-11353).

      10.31  -    Laboratory Corporation of America Holdings 1995 Stock Plan for
                  Non-Employee Directors (incorporated by reference herein to the report of Form S-8 dated September 26, 1995, filed with the Commission on September 26, 1995).
      10.32  -    Laboratory Corporation of America Holdings 1997 Employee Stock
                  Purchase Plan (incorporated by reference herein to Annex I of the Company's 1996 Annual Proxy Statement filed with the
                  Commission on October 25, 1996.
      10.33  -    Amendments to the Laboratory Corporation of America Holdings
                  1997 Employee Stock Purchase Plan (incorporated by reference herein to Annex II of the Company's 1999 Annual Proxy
                  Statement filed with the Commission on June 16, 1999).
      10.34  -    Laboratory Corporation of America Holdings Amended and
                  Restated 1999 Stock Incentive Plan (incorporated by reference herein to Annex I of the Company's 1999 Annual Proxy Statement
                  filed with the Commission of June 16, 1999).
      10.35  -    Promissory note dated December 30, 1996 between the Company and Roche Holdings Inc. (incorporated herein by reference
                  to the January 6, 1997 8-K).
      10.36  -    First Amendment to promissory note given by the Company to
                  Roche Holdings Inc.
      10.37  -    Support Agreement between Roche Biomedical Laboratories, Inc.
                  and Hoffmann-La Roche Inc., dated as of April 27, 1995.
      10.38  -    First Amendment to Support Agreement between Roche Biomedical
                  Laboratories, Inc. and Hoffmann-La Roche Inc., dated as of
                  July 26, 1995.
      10.39  -    Second Amendment to Support Agreement between Laboratory
                  Corporation of America Holdings, Hoffmann-La Roche Inc., Roche
                  Molecular Systems, Inc. and Roche Diagnostic Systems, Inc.,
                  dated as of January 1, 1997.
      10.40  -    Third Amendment to Support Agreement between Laboratory
                  Corporation of America Holdings, Hoffmann-La Roche Inc., Roche
                  Molecular Systems, Inc. and Roche Diagnostic Systems, Inc.,
                  dated as of October 1, 1997.
      10.41  -    Consulting Agreement between Laboratory Corporation of America
                  Holdings  and its  subsidiaries and affiliates  and  Larry  L.
                  Leonard, dated as of September 1, 1998.
      12.1*  -    Statement regarding Computation of Ratio of Earnings to
                  Combined Fixed Charges and Preferred Stock Dividends.

      21*    -    List of Subsidiaries of the Company

      23.1*  -    Consent of PricewaterhouseCoopers LLP

      24.1*  -    Power of Attorney of Jean-Luc Belingard
      24.2*  -    Power of Attorney of Wendy E. Lane
      24.3*  -    Power of Attorney of Robert E. Mittelstaedt, Jr.

      24.4*  -    Power of Attorney of James B. Powell, M.D.
      24.5*  -    Power  of  Attorney   of David B. Skinner
      24.6*  -    Power  of  Attorney   of Andrew G. Wallace, M.D.

      27     -    Financial    Data     Schedule
                 (electronically filed version only).

(b)  Reports on Form 8-K

          (1)   A  current report on Form 8-K dated November  18,
                1999 was filed on December 1, 1999, by the registrant along with Healthworks Alliance, Inc., in connection with the press release dated November 18, 1999 announcing that the Company would utilize Healthworks' connectivity tools to electronically receive orders from (and transmit results to) the Company's joint venture hospital partners.

          (2)   A  current report on Form 8-K dated November  22,
                1999 was filed on December 1, 1999, by the registrant, in connection with the press release dated November 22, 1999 announcing a contract to be the national provider of laboratory services for CIGNA HealthCare's traditional indemnity, preferred-provider organization and HMO products in select markets. The Company also
                announced   that   its  Board  of  Directors   declared
                dividends  on  the  Company's  8 1/2 percent  Series  A
                Convertible  Exchangeable  Preferred  Stock   and   the
                Company's 8 1/2 percent Series B Convertible Pay-in-Kind Preferred Stock.

          (3)   A  current report on Form 8-K dated December  13,
                1999 was filed on December 22, 1999, by the registrant, in connection with the press release dated December 13, 1999 announcing that an agreement with Humana's Employers Health Insurance Company (EHI) was finalized. Under this agreement, the Company will service EHI's
                1.4 million covered lives throughout the country and, in the future, will be a cornerstone laboratory services provider for Humana's ChoiceCare Network.

          (4)   A  current report on Form 8-K dated December  16,
                1999 was filed on December 22, 1999, by the registrant, in connection with the press release dated December 16, 1999 announcing that it was awarded a contract by the Commonwealth of Virginia Department of Mental Health, Mental Retardation and Substance Abuse Services to perform clinical laboratory testing services.



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

                       LABORATORY  CORPORATION  OF  AMERICA HOLDINGS
                                      Registrant


                              By:/s/ THOMAS P. MAC MAHON
                                 --------------------------------
                                 Thomas P. Mac Mahon
                                 Chairman of the Board, President
                                 and Chief Executive Officer






Dated:  March 15, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 15, 2000 in the capacities indicated.

     Signature                          Title
---------------------------             -------------------------


/s/ THOMAS P. MAC MAHON
--------------------------------        Chairman of the Board,
Thomas P. Mac Mahon                     President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

/s/WESLEY R. ELINGBURG
--------------------------------         Executive Vice President,
Wesley  R. Elingburg                     Chief Financial  Officer
                                         and Treasurer (Principal
                                         Financial Officer and Principal
                                         Accounting Officer)

/s/ JEAN-LUC BELINGARD*
--------------------------------         Director
Jean-Luc Belingard

/s/ WENDY E. LANE*
--------------------------------         Director
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*
--------------------------------         Director
Robert E. Mittelstaedt, Jr.

/s/ JAMES B. POWELL, M.D.*
--------------------------------         Director
James B. Powell, M.D.

/s/ DAVID B. SKINNER, M.D.*
--------------------------------         Director
David B. Skinner, M.D.

/s/ ANDREW G. WALLACE, M.D.*
--------------------------------         Director
Andrew G. Wallace, M.D.


* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.



By:/s/ BRADFORD T. SMITH
_________________________________
   Bradford T. Smith
   Attorney-in-fact

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          AND SCHEDULE



                                                           Page

Report of Independent Accountants                          F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of
   December 31, 1999 and 1998                              F-3

Consolidated Statements of Operations for
   the three-year period ended December 31, 1999.          F-4

Consolidated Statements of Changes in Shareholders'
   Equity for the three-year period ended
   December 31, 1999                                       F-5

Consolidated Statements of Cash Flows for the
   three-year period ended December 31, 1999.              F-6

Notes to Consolidated Financial Statements                 F-8

Financial Statement Schedule:

 II - Valuation and Qualifying Accounts and Reserves       F-29

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Laboratory Corporation of America Holdings

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries (the Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally  accepted  in the United States.  In  addition,  in  our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 12, 2000


     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
               (Dollars in millions, except share data)

                                                       December 31,
                                                -------------------------
                                                  1999              1998
                                                --------          --------
  ASSETS
Current assets:
  Cash and cash equivalents                     $    40.3         $    22.7
  Accounts receivable, net                          348.0             375.4
  Inventories                                        29.1              30.7
  Prepaid expenses and other                         37.5              12.3
  Deferred income taxes                              44.6              78.0
                                                ---------          --------
 Total current assets                               499.5             519.1

Property, plant and equipment, net                  273.2             259.1
Intangible assets, net                              803.9             836.2
Other assets, net                                    13.6              26.5
                                                ---------         ---------
                                                $ 1,590.2         $ 1,640.9
                                                =========         =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    43.6         $    50.2
  Accrued expenses and other                        107.0             128.7
  Current portion of long-term debt                  95.0              72.5
                                                ---------         ---------
 Total current liabilities                          245.6             251.4

Revolving credit facility                              --                --
Long-term debt, less current portion                478.4             571.3
Capital lease obligations                             4.4               4.2
Other liabilities                                   127.6             132.8

Commitments and contingent liabilities                 --                --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock, $0.10
  par value, 4,363,178 shares issued
  and outstanding at December 31, 1999
  and 1998, (aggregate preference value
  of $218.2 at December 31, 1999 and 1998)          213.4             213.0

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value,
  6,971,970 and 6,409,548 shares issued
  and outstanding at December 31, 1999
  and 1998, respectively (aggregate
  preference value of $348.6 and $320.5
  at December 31, 1999 and 1998, respectively)     345.3              313.8

Shareholders' equity:
  Common stock, $0.01 par value; 520,000,000
    shares authorized; 128,789,579 and
    125,280,346 shares issued and outstanding
    at December 31, 1999 and 1998, respectively      1.3                1.2
  Additional paid-in capital                       423.9              415.7
  Accumulated deficit                             (245.5)            (260.5)
  Unearned restricted stock compensation            (4.1)                --
  Accumulated other comprehensive loss              (0.1)              (2.0)
                                               ---------          ---------
    Total shareholders' equity                     175.5              154.4
                                               ---------          ---------
                                               $ 1,590.2          $ 1,640.9
                                               =========          =========

  The accompanying notes are an integral part of these consolidated financial statements.


     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                             1999         1998        1997
                                           ---------   ---------   ---------
Net sales                                  $ 1,698.7   $ 1,612.6   $ 1,579.9

Cost of sales                                1,069.6     1,049.2     1,080.5
                                           ---------   ---------   ---------

Gross profit                                   629.1       563.4       499.4

Selling, general and
  administrative expenses                      448.2       405.0       538.1

Amortization of intangibles
  and other assets                              31.2        30.8        30.6

Restructuring and non-recurring charges           --          --        22.7
                                           ---------   ---------   ---------

Operating income (loss)                        149.7       127.6       (92.0)

Other income (expenses):
  Gain (loss) on sale of assets                 (1.7)        1.6          --
  Net investment income (loss)                  (0.9)        1.0         2.4
  Interest expense                             (41.6)      (48.7)      (71.7)
                                           ---------   ---------   ---------
Earnings (loss) before income taxes            105.5        81.5      (161.3)

Provision for income taxes                      40.1        12.7       (54.4)
                                           ---------   ---------   ---------
Net earnings (loss)                             65.4        68.8      (106.9)

Less preferred stock dividends                 (49.6)      (43.6)      (23.4)
Less accretion of mandatorily redeemable
  preferred stock                               (0.8)       (0.8)       (0.5)
                                           ---------   ---------   ---------
Net earnings (loss) attributable to
  common shareholders                      $    15.0   $    24.4   $  (130.8)
                                           =========   =========   =========

Basic and diluted earnings (loss)
  per common share:                        $     0.12  $     0.20  $    (1.06)
                                           ==========  ==========  ==========



The accompanying notes are an integral part of these consolidated financial statements.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                 Additional
                                       Common      Paid-in      Accumulated
                                        Stock      Capital        Deficit
                                      --------   -----------    -----------


BALANCE AT JANUARY 1,1997             $    1.2    $   411.0      $  (154.1)
Comprehensive loss                          --           --         (106.9)
Issuance of common stock                    --          1.8             --
Preferred stock dividends                   --           --          (23.4)
Accretion of mandatorily
  redeemable preferred stock                --           --           (0.5)
                                      --------    ---------      ---------

BALANCE  AT  DECEMBER  31, 1997            1.2        412.8         (284.9)
Comprehensive income:
  Net income                                --           --           68.8
  Other comprehensive income:
    Change in valuation allowance
       on   securities,  net  of  tax       --           --             --
                                      --------    ---------      ---------
Comprehensive income                        --           --           68.8
Issuance of common stock                    --          2.9             --
Preferred stock dividends                   --           --          (43.6)
Accretion of mandatorily
  redeemable preferred stock                --           --           (0.8)
                                      --------    ---------      ---------
BALANCE  AT  DECEMBER  31, 1998            1.2        415.7         (260.5)
Comprehensive income:
  Net income                                --           --           65.4
  Other comprehensive income:
    Foreign currency translation
     adjustments                            --           --             --
    Change in valuation allowance
   on securities, net of tax                --           --             --
                                      --------    ---------      ---------
Comprehensive income                        --           --           65.4
Issuance of common stock                   0.1          3.7             --
Issuance of restricted stock awards         --          4.5             --
Amortization of unearned
   restricted  stock compensation           --           --             --
Preferred stock dividends                   --           --          (49.6)
Accretion of mandatorily
  redeemable preferred stock                --           --           (0.8)
                                      --------    ---------      ---------
BALANCE AT DECEMBER 31, 1999          $    1.3    $   423.9      $  (245.5)
                                      ========    =========      =========


                                      Unearned      Accumulated
                                     Restricted       Other          Total
                                       Stock       Comprehensive   Shareholders'
                                    Compensation   Income (loss)     Equity
                                    ------------   -------------   ------------
BALANCE AT JANUARY 1, 1997            $     --       $     --        $   258.1
Comprehensive loss                          --             --           (106.9)
Issuance of common stock                    --             --              1.8
Preferred stock dividends                   --             --            (23.4)
Accretion of mandatorily
  redeemable preferred stock                --             --             (0.5)
                                      --------       --------        ---------

BALANCE AT DECEMBER 31, 1997                --             --            129.1
Comprehensive income:
  Net income                                --             --             68.8
  Other Comprehensive income:
    Change in valuation allowance
     on securities, net of tax              --           (2.0)            (2.0)
                                      --------       --------        ---------
Comprehensive income                        --           (2.0)            66.8
Issuance of common stock                    --             --              2.9
Preferred stock dividends                   --             --            (43.6)
Accretion of mandatorily
  redeemable preferred stock                --             --             (0.8)
                                      --------       --------        ----------

BALANCE AT DECEMBER 31, 1998                --           (2.0)           154.4
Comprehensive income:
  Net income                                --             --             65.4
  Other comphrehensive income:
    Foreign currency translation
     adjustments                            --           (0.1)            (0.1)
    Change in valuation allowance
     on securities, net of tax              --            2.0              2.0
                                      --------       --------        ---------
Comprehensive income                        --            1.9             67.3
Issuance of common stock                    --             --              3.8
Issuance of restricted stock awards       (4.5)            --               --
Amortization of unearned
  restricted stock compensation            0.4             --              0.4
Preferred stock dividends                   --             --            (49.6)
Accretion of mandatorily
  redeemable preferred stock                --             --             (0.8)
                                      --------       --------        ---------

BALANCE AT DECEMBER 31, 1999          $   (4.1)      $   (0.1)       $   175.5
                                      ========       ========        =========


The accompanying notes are an integral part of these consolidated financial statements.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                 1999        1998        1997
                                                ------      -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                            $ 65.4      $  68.8    $ (106.9)

 Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
    Net (gains) losses on disposals                1.7        (1.6)          --
    Depreciation and amortization                 84.5        84.2         86.8
    Deferred compensation                          0.4          --           --
    Investment loss                                4.2          --           --
    Deferred income taxes                         37.0        30.6        (43.0)
    Change in assets and liabilities,
      Net change in restructuring reserves        (6.2)       (5.6)         5.6
      Decrease(increase)in accounts
        receivable, net                           27.4       (46.6)       175.0
      Decrease in inventories                      1.6         5.2          8.3
      Decrease(increase)in prepaid
        expenses and other                       (24.6)        4.7          4.5
      Change in income taxes
        receivable                                11.2        (2.4)        45.5
      Decrease in accounts payable                (6.2)       (5.7)        (9.9)
      Decrease in accrued
        expenses and other                       (15.4)       (5.0)       (20.4)
      Other, net                                  (0.5)       (1.5)        (1.1)
                                               -------      ------       ------
   Net cash provided by operating
      activities                                 180.5       125.1        144.4
                                               -------      ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                            (69.4)      (58.7)       (34.5)
 Proceeds from sale of assets                      1.1        12.6          1.6
 Acquisitions of businesses                         --       (23.7)          --
 Deferred payments on acquisitions                (8.7)       (6.8)        (5.2)
 Refund of lease guaranty                           --         8.0           --
                                               -------      ------       ------
 Net cash used for investing
   activities                                    (77.0)      (68.6)       (38.1)
                                               -------      ------       ------


                                 (continued)


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit
    facilities                               $   40.0    $  40.0     $  35.0
  Payments on revolving credit
    facilities                                  (40.0)     (80.0)     (366.0)
  Payment on affiliate loan                        --         --      (187.0)
  Payments on long-term debt                    (70.3)        --       (68.7)
  Payments on long-term lease
    obligations                                  (0.8)      (1.5)         --
  Deferred financing fees                          --         --        (4.6)
  Sale of redeemable preferred stock,
    net of issuance costs                          --         --        486.9
  Payment of preferred stock dividends          (18.5)     (18.5)        (9.7)
  Net proceeds from issuance of stock
    to employees                                  3.8        2.9          1.8
                                             --------    -------      -------
  Net cash used for financing activities        (85.8)     (57.1)      (112.3)
                                             --------    -------      -------
  Effect of exchange rate changes on
     cash and cash equivalents                   (0.1)        --           --

  Net increase (decrease) in cash
    and cash equivalents                         17.6       (0.6)        (6.0)
  Cash and cash equivalents at
    beginning of year                            22.7       23.3         29.3
                                             --------    -------      -------
  Cash and cash equivalents at
    end of year                              $   40.3    $  22.7      $  23.3
                                             ========    =======      =======
Supplemental schedule of cash
  flow information:
  Cash paid (received) during the
  year for:
     Interest                                $   41.8    $  47.5      $  69.2
     Income taxes, net of refunds                23.9      (12.2)       (55.0)

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                       31.1       25.1         13.7
 Accretion of mandatorily
  redeemable preferred stock                      0.8        0.8          0.5
 Acquisition liabilities assumed                   --        1.3           --
 Unrealized loss on securities
  available-for-sale (net of tax)                  --        2.0           --
 Obligations incurred under capital
  leases                                           --         --          4.6



The accompanying notes are an integral part of these consolidated financial statements.

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION:

       Laboratory  Corporation  of  America  Holdings   and   its
subsidiaries ("Company") is one of the largest independent clinical laboratory company in the United States based on 1999 net revenues. Through a national network of laboratories, the
Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other clinical states. Since its founding in 1971, the Company has grown into a network of 25 major laboratories and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 50 states.

      The  consolidated financial statements include the accounts
of   Laboratory   Corporation  of  America   Holdings   and   its
subsidiaries after elimination of all material intercompany accounts and transactions.

     The financial statements of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in "Accumulated other comprehensive loss".

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

      Leasehold improvements and assets held under capital leases are amortized over the shorter of their estimated lives or the period of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred. Retirements, sales and other disposals of assets are recorded by removing the cost and accumulated depreciation from the related accounts with any resulting gain or loss reflected in operations.

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

REVENUE RECOGNITION:

      Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 1999, 1998 and 1997, approximately 20%, 22% and 20%, respectively, of the Company's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

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

STOCK COMPENSATION PLANS:

      The Company accounts for its employee stock option plans using the intrinsic method under APB Opinion No. 25 and related Interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company's employee stock

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

purchase plan is also accounted for under APB Opinion No. 25  and
is   treated   as   non-compensatory.    The   Company   provides
supplementary disclosures using the fair value method under  SFAS
No. 123.

     Compensation cost for restricted stock awards is recorded by
allocating  their  aggregate grant date fair value   over   their
vesting  period.

EARNINGS PER SHARE:

      Basic earnings per share is computed by dividing net income
(loss), less preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company's mandatorily redeemable preferred stock, restricted stock awards and outstanding stock options and warrants. However, the effect of conversion of the Company's redeemable preferred stock, or exercise of certain of the Company's stock options or warrants was not included in the computation of diluted earnings per common share as it would have been anti-dilutive for all periods presented, except for the fourth quarter of 1998.

      Basic and diluted earnings per share were calculated based on the following weighted average shares:

                                              Years ended December 31,
                                          1999           1998           1997
                                      -----------------------------------------
Basic                                 126,661,882    124,846,812    123,241,222
Diluted                               128,771,593    124,846,812    123,241,222


      The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

                                                     December 31,
                                          1999           1998           1997
                                     ------------------------------------------
Stock Options                           8,729,212      9,714,707      4,788,718

Warrants                               22,151,308     22,151,308     22,151,308

Series A convertible exchangeable
Preferred stock                        79,330,430     79,330,430     79,330,430

Series B convertible pay-in-kind
Preferred stock                       126,762,964    116,537,120    107,136,166

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

INVESTMENTS:

      Investments in equity securities are reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of shareholders' equity. At December 31, 1998, the Company recorded an unrealized loss on equity investments of $2.0, net of related deferred tax benefit of $1.3. During 1999, the Company recorded an other than temporary loss on its investments in equity securities totaling $4.2.

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

LONG-LIVED ASSETS:

      Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is determined by the Company at the entity level by a comparison of the carrying amount of the assets to future undiscounted net cash flows before interest expense and income taxes expected to be generated by the assets. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets (based on discounted cash flows). Assets to be disposed of are reported at the lower of the carrying amount or net realizable value.

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

RECLASSIFICATIONS:

      The amounts shown as "deferred payments on acquisitions" have been reclassified in the Consolidated Statements of Cash
Flows to Cash Flows from Investing Activities from Cash Flows from Financing Activities.

2.   RESTRUCTURING AND NON-RECURRING CHARGES

     During the fourth quarter of 1997, the Company recorded pre-tax charges of $22.7, related primarily to the downsizing of its Long Island, New York facility and the consolidation into its Raritan, New Jersey facility. This amount included approximately $5.2 for severance and $12.5 for future lease obligations and other facilities related charges. The net workforce reduction as a result of this activity was approximately 260 employees, primarily in the laboratory's operations.

      In the second quarter of 1997, the Company determined that approximately $12.6 of existing reserves were excessive due largely to proceeds from subleases and asset disposals. Also, in the second quarter of 1997, the Company decided to consolidate its Winston-Salem, North Carolina laboratory and redirect specimen volumes to other company facilities. Restructuring charges related to the closing of the Winston-Salem laboratory totaled $12.6.

       The   following  represents  the  Company's  restructuring
activities for the periods indicated:
                                                           Total

 Balance at December 31, 1996                            $  34.6
   Long Island downsizing                                   22.7
  Winston-Salem closure                                     12.6
    Adjustments                                            (12.6)
  Reclassifications and non-cash items                      (1.6)
  Cash payments                                            (17.1)
                                                         -------
 Balance at December 31, 1997                               38.6
  Cash payments                                             (5.6)
                                                         -------
 Balance at December 31, 1998                               33.0
  Cash payments                                             (6.2)
                                                         -------
 Balance at December 31, 1999                            $  26.8
                                                         =======
 Current                                                    12.7
 Non-current                                                14.1
                                                         -------
                                                         $  26.8
                                                         =======

      The cash payments for all periods presented represent disbursements made primarily for lease obligations and employee severance. The balance remaining in restructuring reserves at December 31, 1999, relates primarily to future lease obligations.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


3.   ACCOUNTS RECEIVABLE, NET
                                               December 31,     December 31,
                                                   1999             1998
                                               ------------     ------------
Gross accounts receivable                       $  495.1         $  569.4
Less allowance for doubtful accounts              (147.1)          (194.0)
                                                --------         --------
                                                $  348.0         $  375.4
                                                ========         ========

      The provision for doubtful accounts was $191.9, $164.7 and $311.5 in 1999, 1998 and 1997, respectively.


4.   PROPERTY, PLANT AND EQUIPMENT, NET
                                               December  31,    December 31,
                                                   1999             1998
                                               -------------    ------------
Land                                            $    9.4         $    9.7
Buildings and building improvements                 67.8             64.6
Machinery and equipment                            312.1            306.6
Leasehold improvements                              58.7             57.3
Furniture and fixtures                              21.4             26.1
Construction in progress                            48.8             32.7
Buildings under capital leases                       5.4              5.4
Equipment under capital leases                       3.5              4.6
                                                --------         --------
                                                   527.1            507.0
Less accumulated depreciation and
  amortization of capital lease assets            (253.9)          (247.9)
                                                --------         --------
                                                $  273.2         $  259.1
                                                ========         ========

5.   INTANGIBLE ASSETS, NET
                                               December 31,     December 31,
                                                   1999             1998
                                               ------------     ------------
Goodwill                                        $  780.6         $  782.9
Other intangibles, principally customer
   lists and non-compete agreements                231.2            231.2
                                                --------         --------
                                                 1,011.8          1,014.1
Less accumulated amortization                     (207.9)          (177.9)
                                                --------         --------
                                                $  803.9         $  836.2
                                                ========         ========

     Amortization of intangible assets was $31.2, $30.8 and $30.6 in 1999, 1998 and 1997, respectively.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


6.   ACCRUED EXPENSES AND OTHER
                                               December 31,     December 31,
                                                   1999             1998
                                               ------------     ------------
Employee compensation and benefits              $   48.9         $   45.9
Acquisition related accruals                        13.8             16.7
Restructuring reserves                              12.7             17.5
Accrued taxes                                         --             11.2
Self-insurance reserves                             20.0             22.6
Interest payable                                     3.5              5.7
Other                                                8.1              9.1
                                                --------         --------
                                                $  107.0         $  128.7
                                                ========         ========

7.   OTHER LIABILITIES
                                               December 31,     December 31,
                                                   1999             1998
                                               ------------     ------------
Acquisition related accruals                    $    8.9         $   16.8
Restructuring reserves                              14.1             15.5
Deferred income taxes                               31.2             29.4
Post-retirement benefit obligation                  35.2             32.5
Self-insurance reserves                             37.8             37.8
Other                                                0.4              0.8
                                                --------         --------
                                                $  127.6         $  132.8
                                                ========         ========

8.   LONG-TERM DEBT

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

     Under the Amended Credit Agreement and a contractual formula contained therein, maturities under the Amended Term Loan Facility are $88.3 in 2000 (to be paid in quarterly installments), $132.0 in 2001 through 2003 and $82.4 in 2004 (all paid in quarterly installments). The Amended Revolving Credit
Facility expires in March 31, 2002. The Company repaid approximately $70.3 during the year ended December 31, 1999 on its Amended Term Loan Facility. The Company will also make a special payment on its Amended Term Loan Facility during the second quarter of 2000 of approximately $6.7, based on a contractual formula contained in the Amended Credit Agreement.

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

       The Amended Credit Agreement contains certain debt covenants, the most restrictive of which limit payment of dividends and place a cap on business acquisitions and capital expenditures. The covenants also require that the Company maintain certain leverage and interest coverage ratios as well as minimum levels of shareholders' equity.

      At  December 31, 1999 and 1998 the Company was a  party  to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to
$500.0 of its floating rate debt. This effectively fixed the interest rate exposure on the floating rate debt to a weighted-average fixed interest rate of 6.11% and 6.20%, respectively. These swaps require that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. The amounts paid by the Company in 1999 and 1998 were $1.9 and $0.3, respectively. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The current agreements mature in September 2002 and January 2003. The estimated (benefit) cost at which the Company could have terminated these agreements as of December 31, 1999 and 1998 was approximately $(11.0) and $6.9, respectively. This fair value was estimated by discounting the expected cash flows using rates currently available for interest rate swaps with similar terms and maturities. Interest rates in effect for both the long-term and revolving credit agreement as of December 31, 1999 and 1998 were 6.7% and 5.8%, respectively.

9.   ISSUANCE OF MANDATORILY REDEEMABLE PREFERRED STOCK

      On May 19, 1997 the Board of Directors of the Company decla red a dividend of 10,000,000 transferable subscription rights which were then issued pro rata to holders of its common stock on May 29, 1997 entitling them to purchase up to an aggregate of $500.0 of redeemable convertible preferred stock issuable in two series at a subscription price of $50 per share (the "Preferred Stock Offering"). The subscription period ended on June 16, 1997. On that date, rights

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

were exercised to purchase 4,363,202 shares of Series A 8 1/2% Convertible Exchangeable Preferred Stock ("Series A") and 5,636,798 shares of Series B 8 1/2% Convertible Pay-in-Kind Preferred Stock ("Series B"), each at a subscription price of $50 per share. Roche exercised its basic subscription privilege in full for 4,988,751 shares of Series B and other rights holders purchased the remaining 5,011,249 shares.

      The Series A is currently convertible at the option of the holder into common stock, will pay cash dividends and will be exchangeable on or after June 30, 2000 at the Company's option for 8 1/2% Convertible Subordinated Notes due June 30, 2012. The Series B will be convertible at the option of the holder after June 30, 2000 into common stock, will pay dividends in-kind until June 30, 2003, and in cash thereafter, and will not be exchangeable for notes. The conversion rate for both series of preferred stock is 18.1818 shares of common stock per share of preferred stock. Each series of preferred stock will be mandatorily redeemable after June 30, 2012 at $50 per share and will be redeemable at the option of the Company after July 7, 2000 at prices declining from $52.83 to $50.00 in 2006 and thereafter. Neither series of preferred stock entitles the holder to any voting rights in the Company. Net proceeds from the Preferred Stock Offering were $486.9 and were used to repay a loan from Roche, including accrued interest, and to reduce amounts outstanding under the Company's term loan and revolving credit facilities.

      Offering costs of $13.1 were recorded against the aggregate preference value of the preferred stock and will be accreted up to the date of mandatory redemption. Accretion for the year ended December 31, 1999 was $0.8.

10.  INCOME TAXES

       The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

                                                 Years Ended December 31,
                                             --------------------------------
                                               1999         1998        1997
                                             --------     --------    --------
Current:
  Federal                                    $   0.5      $ (17.6)    $ (12.3)
  State                                          2.6          1.0         0.9
                                             -------      -------     -------
                                                 3.1        (16.6)      (11.4)
                                             -------      -------     -------
Deferred:
  Federal                                       29.1         45.2       (35.5)
  State                                          7.9        (15.9)       (7.5)
                                             -------      -------     -------
                                                37.0         29.3       (43.0)
                                             -------      -------     -------
                                             $  40.1      $  12.7     $ (54.4)
                                             =======      =======     =======

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      The effective tax rates on earnings (loss) before income taxes is reconciled to statutory federal income tax rates as follows:


                                                Years Ended December 31,
                                             -----------------------------
                                              1999        1998       1997
                                             -------     -------     ------

Statutory federal rate                         35.0%      35.0%     (35.0)%
State and local income taxes,
  net of federal income tax effect              5.1        8.5       (2.4)
Non deductible amortization of
   intangible assets                            5.7        8.6        4.3
Change in valuation allowance                  (9.5)     (33.8)       6.2
Adjustments of deferred tax balances             --         --       (6.2)
Other                                           1.7       (2.7)      (0.6)
                                             ------     ------     ------

Effective rate                                 38.0%      15.6%     (33.7)%
                                             ======     ======     ======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                               December 31,   December 31,
                                                   1999           1998
                                               ------------   -----------
Deferred tax assets:
  Settlement and related expenses                $  13.0        $  13.0
  Accounts receivable                                2.1           23.0
  Self-insurance reserves                            4.3            6.0
  Postretirement benefit obligation                 13.9           13.7
  Acquisition and restructuring reserves            30.9           37.2
  State net operating loss carryforwards            15.3           15.7
  Other                                              8.6           22.7
                                                 -------        -------
                                                    88.1          131.3
    Less valuation allowance                        (4.5)         (14.5)
                                                 -------        -------
    Net deferred tax assets                         83.6          116.8
                                                 -------        -------
Deferred tax liabilities:
  Intangible assets                                (43.6)         (54.3)
  Property, plant and equipment                    (26.9)         (12.2)
  Other                                             (1.5)          (1.7)
                                                 -------        -------
    Total gross deferred tax liabilities           (72.0)         (68.2)
                                                 -------        -------
Net deferred tax assets                          $  11.6        $  48.6
                                                 =======        =======


      In 1996, a valuation allowance of $32.0 was established because at the time the realization of the deferred tax asset related to the state net operating loss carryforwards, the postretirement benefit obligation as well as certain other temporary differences was considered less likely than not. The increase in the valuation allowance of $10.0 from December 31, 1996 to December 31, 1997 was due to the uncertain realization of the state tax effect of certain temporary differences. Based on improved current and projected

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

operating results, the Company reduced its valuation allowance applied against its deferred tax assets relating to state net operating loss carryforwards and certain acquisition and restructuring reserves by approximately $27.5 during the fourth quarter of 1998 and an additional $10.0 during 1999. These were reflected as a reduction in the provision for income taxes. These adjustments bring the Company's net deferred tax assets to a level where management believes that it is more likely than not the tax benefits will be realized.

      During 1999, the Company received a revised Revenue Agents Report (RAR) from the Internal Revenue Service, concluding audits of the tax years ended 1993, 1994, and 1995 and a RAR concluding the audits of the tax years 1996 and 1997. The revised RAR for the tax years 1993-1995, reflects the fact that the IRS conceded their previous adjustments for additional taxes of $14.6.
Previously, the Company had recorded a net income tax refund receivable related to 1993-1997 amended tax returns, coupled with adjustments agreed-upon from the 1993-1995 RAR. During 1999, an additional net income tax refund receivable was recorded due to the RAR being received for 1996 and 1997. The total net income tax refund receivable of $17.4 is reflected in the accompanying Consolidated Balance Sheet as of December 31, 1999 in prepaid expenses and other.

       The   Company   has   state  tax  loss  carryforwards   of
approximately $244.5 which expire, starting in 2001, through 2018.

11.  STOCK COMPENSATION PLANS

      The Company has a number of stock option plans which authorize and reserve shares of common stock for issuance pursuant to options and stock appreciation rights that may be granted under these plans.

      In June 1999, the shareholders approved further amendments to its 1997 Stock Option Plan and the incorporation of these amendments into an amended and restated version of the plan (the amended and restated plan, the "1999 Incentive Plan"). The principal purpose of the amendments was to permit the issuance of shares of restricted stock and authorize 3.2 million additional shares for issuance under the plan. The effect of the amendment was to increase to an aggregate of 9.2 million shares available for issuance under the current plan.

      During 1999, there were 867,384 options granted to officers and key employees of the Company. The exercise price for these options ranged from $2.75 to $2.94 per share. Also, during 1999 1,620,000 shares of restricted stock were issued to senior management under the 1999 Incentive Plan at the market value on the date of grant of $2.75. Restrictions limit the sale or transfer of these shares during a six-year period when the restrictions lapse. Upon issuance of stock under the plan, unearned compensation of $4.5 was recorded as additional paid-in capital and an opposite amount was charged to shareholders'

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

equity as unearned restricted stock compensation, which is being amortized to expense over the six-year vesting period. During 1999, compensation expense of $0.4 was recorded. The plan provides for accelerated vesting of outstanding shares in percentages of 33.3%, 66.7% or 100%, if certain predefined profitability targets are achieved as of December 31, 2001. At December 31, 1999, there were 1,715,033 additional shares available for grant under the Company's Stock Option Plans.

      The proforma weighted average fair values at date of grant for options issued during 1999, 1998 and 1997 were $1.68, $1.10 and $1.56 respectively, and were estimated using the Black-Scholes option pricing model. Weighted average assumptions for the expected life in years, volatility and dividend yield were 5 years, .5, and 0% for each of the three years ended December 31, 1999. Interest rates assumptions were 6%, 4.4% and 5.6% for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company has an employee stock purchase plan, begun in 1997 and amended in 1999, with 7,500,000 shares of common stock for authorized issuance. The plan permits substantially all employees to purchase a limited number of shares of the Corporation stock at 85% of market value. The Company issues shares to participating employee's semi annually in January and July of each year. A summary of shares issued is as follows:


                       1997         1998        1999         2000
                     -------     -------      -------      -------
January                          923,335      961,122      525,873
July                 607,536     730,197      867,736


Pro-forma compensation expense is calculated for the fair value of the employee's purchase right using the Black-Scholes model. Assumptions include a weighted average life of approximately one-half year, dividend yield of 0%, risk free interest rates for each six month period as follows: 1999 - 5.5% and 4.9%; 1998 - 5.3% and 5.1%; and 1997 - 5.2% and 5.1% and volatility rates for each of the following six month periods: 1999 - .5 and .4; 1998 -
 .6 and .8; and 1997 - .7 and .6.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

The per share weighted average grant date fair value of the benefits under the Plan for the first and second months is as follows:

                             1997           1998           1999
                            ------         ------         ------
First six months             $.39           $.50           $.90
Second six months            $.75           $.78           $.80


      The Company applies the provisions of APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock compensation plans in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in SFAS No. 123, the impact on the Company's net earnings (loss) on a pro forma basis is indicated below:

                                                      Years ended
                                                      December 31,
                                                1999       1998       1997
                                               -------   -------    --------

  Net  earnings (loss)       As reported       $  65.4    $ 68.8    $(106.9)
                             Pro forma            62.8      66.1     (108.8)

  Net earnings (loss) per
     common  share           As reported       $  0.12    $  0.20   $  (1.06)
                             Pro forma            0.10       0.17      (1.07)


      Pro forma net earnings (loss) reflects only options granted in 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost for options granted prior to January 1, 1996 is not considered.

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

      Changes in options outstanding under the plans for the periods indicated were as follows:

                                                            Weighted-Average
                                               Number        Exercise Price
                                             of Options        per Option
                                             ----------     ---------------

Outstanding at January 1, 1997               1,298,218            $14.637

    Options granted                          4,080,000            $ 2.900
    Canceled                                  (589,500)           $ 9.508
                                             ---------

Outstanding at December 31, 1997             4,788,718            $ 4.963
   (1,769,893 exercisable)
     Granted                                 5,249,880            $ 1.939
     Canceled                                 (323,891)           $ 7.149
                                             ---------

Outstanding at December 31, 1998             9,714,707            $ 3.256
   (2,825,940 exercisable)
     Options granted                           867,384            $ 2.752
     Canceled                                 (601,234)           $ 4.273
     Exercised                                 (25,167)           $ 2.253
                                             ---------

Outstanding at December 31, 1999             9,955,690            $ 3.153
                                             =========
Exercisable at December 31, 1999             5,424,883            $ 3.990
                                             =========

      The weighted-average remaining life of options outstanding at December 31, 1999 is approximately 7.8 years.


       The following table summarizes information concerning currently outstanding and exercisable options.

                OPTIONS    OUTSTANDING                    OPTIONS EXERCISABLE
------------------------------------------------------  ----------------------
                                  Weighted
                                  Average     Weighted                Weighted
                                 Remaining    Average                 Average
   Range of         Number      Contractual   Exercise    Number      Exercise
Exercise Prices   Outstanding      Life        Price    Exercisable    Price
------------------------------------------------------  ----------------------

$ 1.938 -  3.125   9,251,365        8.0       $ 2.372     4,720,558   $ 2.584
$11.293 - 16.481     704,325        5.5       $13.416       704,325   $13.416
                   ---------                              ---------
                   9,955,690                              5,424,883
                   =========                              =========

12.  RELATED PARTY TRANSACTIONS

      At December 31, 1999 and 1998, 61,329,256 shares of the Company's outstanding common stock, or approximately 47.6% at December 31, 1999 and 49.0% at December 31, 1998, were owned by Roche. In addition, Roche owned 6,170,140 shares of the Company's

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

redeemable convertible preferred stock at December 31,  1999,  or approximately 54.4% and 5,672,399 shares (52.7%) at December  31,
1998.   No  voting  rights  are associated  with  the  redeemable
preferred shares.

      As of December 31, 1999 and 1998, the number of warrants outstanding to purchase the Company's common stock was 22,151,308, of which 8,325,000 warrants were held by an affiliate of Roche. These warrants are exercisable at a price of $22.00 per share and expire on April 28, 2000.

      The Company purchases certain items, primarily laboratory testing supplies from various affiliates of Roche. Total purchases from these affiliates, which are recorded in cost of sales, were $38.3, $33.0, and $25.2 in 1999, 1998 and 1997, respectively. In addition, the Company made royalty payments to Roche in the amounts of $2.9 in 1999, $2.9 in 1998 and $3.7 in 1997. Revenue received from Roche for laboratory services was $0.9 in 1999, $0.5 in 1998 and $1.6 in 1997. Amounts owed to affiliates at December 31, 1999 and 1998 were $3.5 and $1.7, respectively.

      A member of the Company's Board of Directors is President and Chief Executive Officer of TriPath Imaging, Inc. and has ownership of approximately 8.0% of TriPath's common stock. The Company's Chief Executive Officer has ownership of less than 1% of TriPath's common stock.

      The  Company has certain on-going arrangements with TriPath
Imaging, Inc. for the purchase by the Company of certain products with an aggregate value of approximately $0.4 in 1999, less than $0.7 in 1998 and less than $0.1 in 1997.

      In 1998, TriPath leased a portion of the Company's facility in Elon College, North Carolina and purchased cytology services for total payments of less than $0.1.


13.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in litigation which purports to be a class action brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 government settlement. The Company has also received similar claims brought on behalf of certain other insurance companies, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. However, no amount of damages has been specified at this time and, with the exception of the above, no settlement discussions have taken place. The Company is carefully evaluating these claims. However, due to the early stage of the claims, the ultimate outcome of these claims cannot presently be predicted.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, professional liability, employee related matters, inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that have been brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

      Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, product and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 1999 and 1998, the Company had provided letters of credit aggregating approximately $24.0 and $23.0, respectively, primarily in connection with certain insurance programs.

      The  Company leases various facilities and equipment  under
non-cancelable   lease  arrangements.   Future   minimum   rental
commitments for leases with noncancellable terms of one year or more at December 31, 1999 are as follows:

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                     Operating       Capital
                                     ---------       -------
        2000                          $ 43.4         $  2.8
        2001                            30.9            2.9
        2002                            24.1            2.9
        2003                            18.9            2.7
        2004                            13.9            2.6
        Thereafter                      51.9            7.1
                                      ------         ------

     Total minimum lease payments      183.1           21.0
     Less:
       Amounts included in
         restructuring accruals           --           12.5
       Amount representing interest       --            3.5
                                      ------         ------
     Total minimum operating
      lease payments and
      present value of minimum
      capital  lease  payments        $183.1         $  5.0
                                      ======         ======

     Current                                         $  0.6
     Non-current                                        4.4
                                                     ------
                                                     $  5.0
                                                     ======

      Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $67.0, $67.5 and $67.9 for the years ended December 31, 1999,
1998 and 1997, respectively.

14.  PENSION AND POSTRETIREMENT PLANS

      The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older and have been employed by the Company for at least six consecutive months and completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $7.5, $7.1 and $6.9 in 1999, 1998 and 1997, respectively.

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

The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

                                                  Company Plan
                                             -------------------------
                                                   Years ended
                                                   December 31,
                                              1999      1998     1997
                                             ------    ------   ------

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                 $ 10.5    $ 10.5   $ 10.4
Interest cost                                   9.2       8.6      8.3
Expected return on plan assets                (12.1)    (11.0)    (8.7)
Net amortization and deferral                  (1.6)     (1.6)    (1.2)
                                             ------    ------   ------
Net periodic pension cost                    $  6.0    $  6.5   $  8.8
                                             ======    ======   ======


                                                     Company Plan
                                                   ---------------
                                                     December 31,
                                                    1999     1998
                                                   ---------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year            $140.3   $134.1
Service cost                                         10.5     10.5
Interest cost                                         9.2      8.6
Actuarial gain                                      (11.7)    (4.0)
Benefits paid                                       (10.0)    (8.9)
                                                   ------   ------
Benefit obligation at end of year                   138.3    140.3
                                                   ------   ------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year      135.9    118.5
Actual return on plan assets                          3.5      9.9
Employer contributions                                8.7     16.4
Benefits paid                                       (10.0)    (8.9)
                                                   ------   ------
Fair value of plan assets at end of year            138.1    135.9
                                                   ------   ------
Funded status, end of year                            0.2      4.4
Unrecognized net actuarial loss                     (10.7)   (14.3)
Unrecognized prior service cost                       8.6     10.6
                                                   ------   ------
Accrued pension liability (asset)                  $ (1.9)  $  0.7
                                                   ======   ======





Assumptions used in the accounting for the defined benefit  plans were as follows:
                                                     Company Plan
                                                    --------------
                                                    1999      1998
                                                    --------------
Weighted-average discount rate                      7.75%    6.75%
Weighted-average rate of increase
  in future compensation levels                      4.0%     4.0%
Weighted-average expected long-
  term rate of return                                9.0%     9.0%


       The Company assumed obligations under a subsidiary's postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company's policy is to

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

fund   benefits  as  claims  are  incurred.  The  components   of
postretirement benefit expense are as follows:

                                      Year ended      Year ended
                                      December 31,    December 31,
                                         1999            1998
                                      ------------    ------------

Service cost                             $  1.0         $  1.0
Interest cost                               2.6            2.7
Net amortization and deferral              (0.1)           0.1
                                         ------         ------
Postretirement  benefit  costs           $  3.5         $  3.8
                                         ======         ======


A summary of the components of the accumulated postretirement benefit obligation follows:

                                                     December 31,
                                                    1999     1998
                                                   ---------------

    Retirees                                       $  8.0   $  9.3
    Fully eligible active plan participants           9.3     11.5
    Other active plan participants                   14.6     18.0
                                                   ------   ------
                                                   $ 31.9   $ 38.8
                                                   ======   ======

RECONCILIATION OF THE FUNDED STATUS OF THE                     December 31,
   POSTRETIREMENT  BENEFIT PLAN AND ACCRUED  LIABILITY:       1999     1998
                                                             ---------------
Accumulated postretirement benefit obligation,
  beginning of year                                          $ 38.8   $ 40.6
Changes in benefit obligation due to:
  Service cost                                                  1.0      1.0
  Interest cost                                                 2.6      2.7
  Plan participants contributions                               0.1      0.1
  Actuarial gain                                               (9.7)    (3.7)
  Amendments                                                     --     (1.1)
  Benefits  paid                                               (0.9)    (0.8)
                                                             ------   ------
Accumulated post retirement benefit obligation,
  end of year                                                  31.9     38.8
Unrecognized   net  actuarial   loss                           (0.3)   (10.5)
Unrecognized prior service cost                                 3.6      4.2
                                                             ------   ------
Accrued postretirement benefit obligation                    $ 35.2   $ 32.5
                                                             ======   ======

      The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation were 7.8% and 6.8%, respectively, as of December 31, 1999 and 1998. The health care cost trend rate was assumed to be 7.0% and 7.5%, respectively, declining gradually to 5.0% in the year 2006 and thereafter. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by $5.4. The impact of a percentage point increase on the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost results in an increase of $0.7.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

15.  QUARTERLY DATA (UNAUDITED)

     The following is a summary of unaudited quarterly data:


                                     Year ended December 31, 1999
                             ------------------------------------------------
                               1st        2nd      3rd      4th        Full
                             Quarter    Quarter   Quarter  Quarter     Year
                             -------    -------   -------  -------  ---------

Net  sales                   $ 417.9    $ 429.5   $ 428.6  $ 422.7  $ 1,698.7
Gross profit                   151.4      164.3     163.4    150.0      629.1
Net earnings                    14.1       19.8      17.2     14.3       65.4
Less preferred dividends        11.0       12.5      12.9     13.2       49.6
Less accretion of mandatorily
  redeemable preferred stock     0.2        0.2       0.2      0.2        0.8
Net earnings attributable
   to  common shareholders       2.9        7.1       4.1      0.9       15.0
Basic and diluted earnings
   per  common  share            0.02       0.06      0.03     0.01       0.12


                                        Year ended December 31, 1998
                              ------------------------------------------------
                                1st       2nd      3rd       4th       Full
                              Quarter   Quarter   Quarter   Quarter    Year
                              -------   -------   -------   -------  ---------

Net  sales                    $ 387.7   $ 402.4   $ 414.7   $ 407.8  $ 1,612.6
Gross profit                    132.0     144.6     144.4     142.4      563.4
Net earnings                      9.3      12.8      11.4      35.3       68.8
Less  preferred dividends        11.0      11.3      11.1      10.2       43.6
Less accretion of mandatorily
  redeemable preferred stock      0.2       0.2       0.2       0.2        0.8
Net earnings (loss)
  attributable to common
  shareholders                   (1.9)      1.3       0.1      24.9       24.4
Basic earnings (loss) per
   common  share                 (0.01)     0.01      0.00      0.20       0.20
Diluted earnings (loss) per
   common  share                 (0.01)     0.01      0.00      0.11       0.20


       In the fourth quarter of 1998, the Company reclassified certain amounts for the three quarters ended September 30, 1998, to selling, general and administrative expenses from net sales adjustments to be consistent with the 1998 classification. The reclassified amounts are as follows: $14.7, first quarter of 1998; $16.3, second quarter of 1998; $16.4, third quarter of 1998.

      For the fourth quarter of 1998, basic and diluted earnings per common share is calculated based on the weighted average number of shares outstanding for the quarter (125,269,903 and 318,739,501 shares, respectively).

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


16.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" was issued. This Statement delays the effective date of FASB Statement No. 133 for one year to fiscal years beginning after June 15, 2000. FASB Statement No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities and measure them at fair value. Adoption is not expected to have a material impact on the Company's financial position or results of operations.

                                                          SCHEDULE II

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              Years Ended December 31, 1999, 1998 and 1997
                         (Dollars in Millions)

--------------------------------------------------------------------------------
                                      Balance    Charged     Other
                                        at         to       (Deduct-   Balance
                                     beginning  Costs and     ions)     at end
                                      of year    Expenses   Additions  of year
--------------------------------------------------------------------------------


Year ended December 31, 1999:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts                  $ 194.0     $ 191.9    $ (238.8)  $ 147.1
                                     =======     =======    ========   =======

  Valuation allowance-
   deferred  tax assets              $  14.5     $ (10.0)   $     --   $   4.5
                                     =======     =======    ========   =======

Year ended December 31, 1998:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts                  $ 195.4     $ 164.7    $ (166.1)  $ 194.0
                                     =======     =======    ========   =======

  Valuation allowance-
   deferred  tax assets              $  42.0     $ (27.5)   $     --   $  14.5
                                     =======     =======    ========   =======

Year ended December 31, 1997:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts                  $ 111.6     $ 311.5    $ (227.7)  $ 195.4
                                     =======     =======    ========   =======

  Valuation allowance-
  deferred tax assets                $  32.0     $  10.0    $     --   $  42.0
                                     =======     =======    ========   =======