Form 10-Q
period 2000-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2000-05-10
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 2000
                              -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 13,004,405 shares as of April 30, 2000, of which 6,132,926 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                March 31,       December 31,
                                                   2000             1999
                                                ---------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                     $   40.9        $   40.3
  Accounts receivable, net                         368.2           348.0
  Inventories                                       26.2            29.1
  Prepaid expenses and other                        37.0            37.5
  Deferred income taxes                             41.4            44.6
                                                --------        --------
Total current assets                               513.7           499.5

Property, plant and equipment, net                 271.4           273.2
Intangible assets, net                             801.6           803.9
Other assets, net                                   13.2            13.6
                                                --------        --------
                                                $1,599.9        $1,590.2
                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   45.3        $   43.6
  Accrued expenses and other                       120.4           107.0
  Current portion of long-term debt                 99.0            95.0
                                                --------        --------
Total current liabilities                          264.7           245.6

Revolving credit facility                             --              --
Long-term debt, less current portion               445.5           478.4
Capital lease obligation                             4.2             4.4
Other liabilities                                  129.0           127.6

Commitments and contingent liabilities                --              --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock, $0.10 par
  value, 4,363,015 and 4,363,178 shares
  issued and outstanding at March 31, 2000
  and December 31, 1999, respectively
  (aggregate preference value of $218.2
  at March 31, 2000 and December 31, 1999)         213.5           213.4

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value, 7,120,124
  and 6,971,970 shares issued and outstanding
  at March 31, 2000 and December 31, 1999,
  respectively (aggregate preference value of
  $356.0 and $348.6, respectively)                 355.4           345.3

Shareholders' equity:
  Common stock, $0.10 par value; 52,000,000
    shares authorized; 12,987,289 and
    12,878,958 shares issued and outstanding
    at March 31, 2000 and December 31, 1999,
    respectively                                     1.3             1.3
  Additional paid-in capital                       427.3           423.9
  Accumulated deficit                             (234.7)         (245.5)
  Unearned restricted stock compensation            (6.0)           (4.1)
  Accumulated other comprehensive loss              (0.3)           (0.1)
                                                --------        --------
  Total shareholders' equity                       187.6           175.5
                                                --------        --------
                                                $1,599.9        $1,590.2
                                                ========        ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -----------------------
                                                    2000          1999
                                                 ---------      --------
Net sales                                        $  462.7       $  417.9
Cost of sales                                       279.2          266.5
                                                 --------       --------
Gross profit                                        183.5          151.4

Selling, general and
  administrative expenses                           118.4          109.1

Amortization of intangibles
  and other assets                                    7.7            7.9
                                                 --------       --------
Operating income                                     57.4           34.4

Other income (expenses):
  Loss on sale of assets                             (0.4)          (1.2)
  Investment income                                   0.5            0.1
  Interest expense                                   (9.9)         (10.5)
                                                 --------       --------
Earnings before income taxes                         47.6           22.8

Provision for income taxes                           21.9            8.7
                                                 --------       --------
Net earnings                                         25.7           14.1

Less preferred stock dividends                      (14.7)         (11.0)
Less accretion of mandatorily redeemable
  preferred stock                                    (0.2)          (0.2)
                                                 --------       --------
Net income attributable to
  common shareholders                            $   10.8       $    2.9
                                                 ========       ========

Basic earnings per common share                  $    0.85      $    0.23
                                                 =========      =========

Diluted earnings per common share                $    0.75      $    0.23
                                                 =========      =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -----------------------
                                                        2000           1999
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings                                         $  25.7        $  14.1

 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization                         21.3           21.2
   Amortization of deferred compensation                  0.2             --
   Loss on sale of assets                                 0.4            1.2
   Deferred income taxes, net                             3.1           (4.0)
   Change in assets and liabilities:
     Net change in restructuring reserves                (1.3)          (1.3)
     Increase in accounts receivable, net               (19.4)          (8.2)
     Decrease in inventories                              3.0            0.3
     Decrease (increase) in prepaid expenses
       and other                                          0.4           (3.0)
     Increase(decrease)in accounts payable                1.4           (6.8)
     Increase in accrued expenses and other              14.2           11.6
     Other, net                                          (0.5)            --
                                                      -------        -------
 Net cash provided by operating activities               48.5           25.1
                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (10.8)         (15.5)
  Proceeds from sale of assets                             --            0.1
  Acquisition of businesses                              (4.4)            --
  Deferred payments on acquisitions                        --           (0.8)
                                                      -------        -------
 Net  cash  used  for investing  activities             (15.2)         (16.2)
                                                      -------        -------


                                  (continued)


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -----------------------
                                                        2000           1999
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on long-term debt                            (29.0)         (11.6)
  Payments on long-term lease obligations                (0.2)          (0.4)
  Payment of preferred stock dividends                   (4.6)          (4.6)
  Net proceeds from issuance of stock to
    employees                                             1.3            1.3
                                                      -------        -------
  Net cash used for financing activities                (32.5)         (15.3)
                                                      -------        -------

  Effect of exchange rate changes on cash
    and cash equivalents                                 (0.2)            --

  Net increase (decrease) in cash and
    cash equivalents                                      0.6           (6.4)
  Cash and cash equivalents at
    beginning of period                                  40.3           22.7
                                                      -------        -------
  Cash and cash equivalents at
    end of period                                     $  40.9        $  16.3
                                                      -------        -------

Supplemental schedule of cash
  flow information:
  Cash paid during the period
  for:
     Interest                                         $  12.7        $  13.3
     Income taxes, net of refunds                         1.9            3.4

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                               10.1            6.4
 Accretion of mandatorily redeemable
    preferred stock                                       0.2            0.2
 Unrealized loss on securities available-
    for-sale (net of tax)                                  --           (0.5)
     Acquisition liabilities assumed                      1.8             --

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                   Additional
                                    Common           Paid-in        Accumulated
                                     Stock           Capital          Deficit
                                   --------       ------------     ------------
PERIOD ENDED MARCH 31, 1999
Balance at beginning of year       $    1.2       $   415.7        $  (260.5)
Comprehensive income:
  Net income                             --              --             14.1
  Other comprehensive income:
    Change in valuation allowance
     on securities, net of tax           --              --               --
                                    -------        --------         --------
Comprehensive income                     --              --             14.1
Issuance of common stock                 --             1.3               --
Preferred stock dividends                --              --            (11.0)
Accretion of mandatorily
  redeemable preferred stock             --              --             (0.2)
                                    -------        --------         --------
BALANCE AT MARCH 31, 1999          $    1.2       $   417.0        $  (257.6)
                                    =======        ========         ========

PERIOD ENDED MARCH 31, 2000
Balance at beginning of year        $   1.3       $   423.9        $  (245.5)
Comprehensive income:
  Net income                             --              --             25.7
  Other comprehensive income:
    Foreign currency translation
     adjustments                         --              --               --
    Change in valuation allowance
     on securities, net of tax           --              --               --
                                    -------        --------         --------
Comprehensive income                     --              --             25.7
Issuance of common stock                 --             1.3               --
Issuance of restricted stock awards      --             2.1               --
Amortization of unearned
  restricted stock compensation          --              --               --
Preferred stock dividends                --              --            (14.7)
Accretion of mandatorily
  redeemable preferred stock             --              --             (0.2)
                                    -------        --------         --------
BALANCE AT MARCH 31, 2000          $    1.3       $   427.3        $  (234.7)
                                    =======        ========         ========

                                    Unearned       Accumulated
                                   Restricted         Other           Total
                                      Stock       Comprehensive   Shareholders'
                                  Compensation        Loss            Equity
                                  ------------    -------------   ------------
PERIOD ENDED MARCH 31, 1999
Balance at beginning of year      $     --        $    (2.0)      $    154.4
Comprehensive income:
  Net income                            --               --             14.1
  Other comprehensive income:
    Change in valuation allowance
     on securities, net of tax          --             (0.5)            (0.5)
                                   -------         --------         --------
Comprehensive income                    --             (0.5)            13.6
Issuance of common stock                --               --              1.3
Preferred stock dividends               --               --            (11.0)
Accretion of mandatorily
  redeemable preferred stock            --               --             (0.2)
                                   -------         --------         --------
BALANCE AT MARCH 31, 1999         $     --        $    (2.5)       $   158.1
                                   =======         ========         ========

PERIOD ENDED MARCH 31, 2000
Balance at beginning of year      $   (4.1)       $    (0.1)       $   175.5
Comprehensive income:
  Net income                            --               --             25.7
  Other comprehensive income:
    Foreign currency translation
     adjustments                        --             (0.2)            (0.2)
    Change in valuation allowance
     on securities, net of tax          --               --               --
                                   -------         --------         --------
Comprehensive income                    --             (0.2)            25.5
Issuance of common stock                --               --              1.3
Issuance of restricted stock awards   (2.1)              --               --
Amortization of unearned
  restricted stock compensation        0.2               --              0.2
Preferred stock dividends               --               --            (14.7)
Accretion of mandatorily
  redeemable preferred stock            --               --             (0.2)
                                   -------         --------         --------
BALANCE AT MARCH 31, 2000         $   (6.0)       $    (0.3)       $   187.6
                                   =======         ========         ========

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

     The financial statements of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in "Accumulated other comprehensive loss."

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


2.   REVERSE STOCK SPLIT

      During May 2000, the Company's stockholders approved a 1-for-10 reverse stock split. As a result of the approval of the reverse stock split, the number of authorized shares of common stock decreased from 520,000,000 to 52,000,000 and the par value increased from $0.01 to $0.10. All references to common stock, common shares outstanding, average number of common shares outstanding, stock options, restricted shares and per share amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been restated to reflect the 1-for-10 common stock split on a retroactive basis.


3.  BUSINESS ACQUISITIONS

      During March, the Company completed the acquisition of all of the stock of San Diego-based POISONLAB, Inc.'s occupational substance abuse and clinical toxicology testing business for $4.4 in cash and future payments of $1.8 which are contingent upon performance of the business.

      During April, the Company completed the acquisition of certain clinical testing assets of Bio-Diagnostics Laboratories, which is based in Torrance, California, for approximately $8.5 in cash and future payments of $2.1.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


4.   EARNINGS PER SHARE

      Basic and diluted earnings per share are based upon the weighted average number of shares outstanding during the three months ended March 31, 2000 of 12,755,152 shares and 34,414,149 shares, respectively. Dilutive shares include the Company's redeemable preferred stock, restricted stock awards and certain of the Company's stock options for the three months ended March 31, 2000.

     For the three months ended March 31, 1999, basic and diluted earnings per share are based upon the weighted average number of shares outstanding of 12,613,947. The effect of conversion of the Company's redeemable preferred stock, or exercise of the Company's stock options was not included in the computation of diluted earnings per common share as it would have been anti-dilutive for the three months ended March 31, 1999.

      The following table summarizes the potential common shares not included in the computation of dilutive earnings per share because their impact would have an antidilutive effect on earnings per share:


                                        MARCH 31,           MARCH 31,
                                          2000                1999
                                        ---------           ---------

Stock Options                             739,212             971,471

Series A convertible exchangeable
preferred stock                                --           7,933,043

Series B convertible pay-in-kind
preferred stock                                --          11,901,355


      Effective April 28, 2000, all of the Company's 2,215,131 outstanding warrants expired and are not included in the table above.


5.   RESTRUCTURING CHARGES

      The following represents the Company's restructuring activities for the period indicated:


                                      Total
                                     -------
Balance at
  December 31, 1999                 $  26.8
  Cash payments                        (1.3)
                                     ------
 Balance at
  March 31, 2000                    $  25.5
                                     ======

 Current                            $  11.7
 Non-current                           13.8
                                     ------
                                    $  25.5
                                     ======

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

6.   INTEREST RATE SWAP

      The existing rate collar transaction and swap have effectively changed the interest exposure on $500.0 of floating rate debt to a weighted average fixed interest rate of 6.29%. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

7.   LONG-TERM DEBT

      On March 31, 2000, the Company made a scheduled payment of approximately $29.0 on its term loan facility. The interest rate that the Company pays on its debt is linked to the Company's financial performance. The first quarter performance has enabled the Company to lower the interest rate that the Company pays on its long term debt from LIBOR plus 50 to LIBOR plus 37.5 basis points.

8.   RESTRICTED STOCK PLAN

     Effective June 16, 1999, the Company's shareholders approved the issuance of shares of Common Stock to key employees under a restricted stock plan. During 2000 and 1999, 51,800 and 162,000 shares have been issued under this plan, respectively. Restrictions limit the sale or transfer of these shares during a six-year period when the restrictions lapse. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity as unearned restricted stock compensation and subsequently amortized to expense over the six-year vesting period. The plan provides for accelerated vesting of outstanding shares in percentages of 33.3%, 66.7% or 100%, if certain predefined profitability targets are achieved as of December 31, 2001 for the shares issued in 1999 and as of December 31, 2002 for the shares issued in 2000.

9.   COMMITMENTS AND CONTINGENCIES

     The  Company is involved in two litigations which purport to  be   class
actions brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 Government Settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. However, no amount of damages has been specified at this time and, with the exception of the above, no settlement discussions have taken place. The Company is carefully evaluating these claims. However, due to the early stage of the claims, the ultimate outcome of these claims cannot presently be predicted.

      The Company is also involved in certain claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, professional liability, employee-related matters,

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (DOLLARS IN MILLIONS)

inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that have been brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

      The  Company believes that it is in compliance in all material  respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance therefore that applicable statutes and regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations included significant fines and the loss of various licenses, certificates and authorizations.

OVERVIEW
--------

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, which have been described in the section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, entitled, "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" and other documents the Company files from time to time with the Securities and Exchange Commission including the Company's quarterly reports on Form 10-Q and current reports on Form 8-K, and shareholders are specifically referred to these documents with regard to factors and conditions that may affect future results.

RESULTS OF OPERATIONS
---------------------
Three  Months ended March 31, 2000 compared with Three Months ended March  31,
1999.

      Net sales for the three months ended March 31, 2000 were $462.7, an increase of approximately 10.7% from $417.9 for the comparable 1999 period. The sales increase is a result of an 8.1% increase in testing volume and a 2.6% increase in price. The increase in volume occurred due to base business growth as well as new hospital and managed care contracts and continued growth in specialized infectious

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (DOLLARS IN MILLIONS)


disease  testing.   The  price improved as a result of  price  increases,  mix changes favoring higher value tests, and the continued addition of new business at appropriate prices.

      Cost of sales, which includes primarily laboratory and distribution costs, was $279.2 for the three months ended March 31, 2000 compared to $266.5 in the corresponding 1999 period, an increase of $12.7 or 4.8%. Cost of sales increased $21.3 due to the increase in volume offset primarily by a decrease of $8.0 in salaries and benefits. Cost of sales as a percentage of net sales was 60.3% for the three months ended March 31, 2000 and 63.8% in the corresponding 1999 period. The decrease in the cost of sales percentage of net sales primarily resulted from the Company's continued cost reduction efforts and cost efficiencies related to increased volume.

      Selling, general and administrative expenses increased to $118.4 for the three months ended March 31, 2000 from $109.1 in the same period in 1999. Personnel costs increased $9.1, telephone expense increased $1.3 and other miscellaneous costs increased $0.7. These increases were offset by a decrease to bad debt expense of $1.8. Bad debt expense as a percentage of sales decreased 1.6% to 10.2% for the three months ended March 31, 2000 as compared to 11.8% for the three months ended March 31, 1999 due to improved billing and cash collections procedures. See "Liquidity and Capital Resources." As a percentage of net sales, selling, general and administrative expenses were 25.6% and 26.1% for the three months ended March 31, 2000 and 1999, respectively.

      The amortization of intangibles and other assets was $7.7 and $7.9 for the three months ended March 31, 2000 and 1999, respectively.

      Interest expense was $9.9 for the three months ended March 31, 2000 and $10.5 for the same period in 1999. The decline in interest expense is a result of the Company's reduction in long-term debt.

      The provision for income taxes as a percentage of earnings before taxes was 46.0% for the three months ended March 31, 2000 compared to 38.2% for the
three  months ended March 31, 1999.  During the three  months   ended    March
31, 1999, the Company reduced its valuation allowance applied against its deferred tax assets by $2.5, thereby reducing its provision for income taxes as a percentage of earnings before taxes by approximately 11 percentage points. The reduction in the effective rate, before consideration of the 1999 valuation allowance reduction, is related to the increased earnings before taxes and the reduced impact that non deductible goodwill has on the effective tax rate.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (DOLLARS IN MILLIONS)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Net  cash provided by operating activities was $48.5 and $25.1  for  the
three  months  ended March 31, 2000  and  March 31, 1999, respectively.   The
increase in cash flows from operations primarily resulted from improved earnings and increases in accounts payable and accrued expenses. Capital expenditures were $10.8 and $15.5 for the first three months of 2000 and 1999, respectively.

      The Company's days sales outstanding (DSO) at March 31, 2000 was 72 days compared to 74 days at the end of December 31, 1999. The Company continues to focus on reducing its DSO through the conversion of the entire Company to a single, centralized billing system. The Company expects that approximately 85% of billings will be converted to the new billing system by the end of the year 2000.

      Cash and cash equivalents on hand, cash flows from operations and additional borrowing capabilities under the Amended Revolving Credit Facility are expected to be sufficient to meet anticipated operating requirements and provide funds for debt service needs, capital expenditures, potential acquisitions and working capital for the foreseeable future.


YEAR 2000 UPDATE
----------------
     The Company has completed its Year 2000 testing and validation with costs incurred of less that $.2 during the three months ended March 31, 2000.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               See "Note 9 to the Company's Unaudited Condensed Consolidated Financial Statements" for the three months ended March 31, 2000.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                27 Financial Data Schedule (electronically filed version only).

           (b)  Reports on Form 8-K

                (1) A current report on Form 8-K dated January 14, 2000 was filed on January 24, 2000, by the registrant and Digene Corporation, in connection with the press release dated January 14, 2000 announcing that an agreement was entered into whereby the Company will utilize the Digene Hybrid Capture II HPV Test for women with ASCUS (atypical squamous cells of undetermined significance) or borderline Pap smear results.

                (2) A current report on Form 8-K dated February 15, 2000 was filed on March 1, 2000, by the registrant, in connection with the press release dated February 15, 2000 announcing results for the quarter and twelve months ended December 31, 1999. The Company also announced that its Board of Directors declared dividends on the Company's 8 1/2 percent series A Convertible Exchangeable Preferred Stock and the Company's 8 1/2 percent Series B Convertible Pay-in-Kind
                     Preferred  Stock.   In addition, the Board  of  Directors
                     announced that it has approved, subject to shareholder approval at its annual meeting, a one-for-ten reverse
                     stock   split.   If  approved  by  shareholders,   common
                     shareholders will receive one new share for every ten that they own.

                (3) A current report on Form 8-K dated March 6, 2000 was filed on March 13, 2000, by the registrant, in connection with the press release dated March 6, 2000 announcing that it has entered into a definitive agreement with San Diego based POISONLAB, Inc. to acquire all of the stock of POISONLAB'S occupational substance abuse and clinical toxicology testing business.

            (4) A current report on Form 8-K dated March 23, 2000 was filed on April 4, 2000, by the registrant, in connection with the press release dated March 23, 2000 announcing the signing of an agreement to provide ViroLogic Inc.'s phenotypic HIV drug susceptibility assay, PhenoSense-trademark- HIV, through the Company's national laboratory services network. This agreement adds PhenoSense-trademark- HIV to the Company's existing phenotyping and genotyping test menu, further expanding the Company's extensive HIV testing services and offering increased physician choice.

            (5) A current report on Form 8-K dated April 4, 2000 was filed on April 6, 2000, by the registrant, in connection with the press release dated April 4, 2000 announcing that the Company signed an extension to its existing agreement with Aetna U.S. Heathcare to provide laboratory services to Aetna Healthcare members.

            (6) A current report on Form 8-K dated April 19, 2000 was filed on May 3, 2000, by the registrant, in connection with the press release dated April 19, 2000 announcing that the Company completed the acquisition of certain clinical testing assets of Bio-Diagnostics Laboratories (BDL). Based in Torrance, California, BDL is the largest provider of clinical laboratory testing services in the South Bay area of Los Angeles County.

            (7) A current report on Form 8-K dated April 24, 2000 was filed on May 3, 2000, by the registrant, in connection with the press release dated April 24, 2000 announcing the results for the quarter ended March 31, 2000.

            (8) A current report on Form 8-K dated May 2, 2000 was filed on May 3, 2000, by the registrant, in connection with the press release dated May 2, 2000 announcing the results of the vote reported during the annual meeting of stockholders. The Company's stockholders voted in favor of the proposal to amend the Certificate of Incorporation to effect a 1-for-10 reverse split, the approval of the 2000 Incentive Plan, the nominees for the Board of Directors, and the ratification of the independent accountants.

                              SI G N A T U R E S


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 LABORATORY CORPORATION OF AMERICA HOLDINGS
                                  Registrant



                         By:/s/THOMAS P. MAC MAHON
                            _______________________________
                               Thomas P. Mac Mahon
                               Chairman, President and Chief
                               Executive Officer


                         By:/s/WESLEY R. ELINGBURG
                            ___________________________________
                               Wesley R. Elingburg
                               Executive Vice President, Chief
                               Financial Officer and Treasurer
                               (Principal Financial Officer and
                               Principal Accounting Officer)

May 10, 2000