Form 10-Q
period 2000-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2000-08-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 34,369,515 shares as of July 31, 2000, of which 14,120,466 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                              JUNE 30,        DECEMBER 31,
                                                2000             1999
                                           ------------      -------------
  ASSETS
Current assets:
  Cash and cash equivalents                $   59.2          $   40.3
  Accounts receivable, net                    372.7             348.0
  Inventories                                  30.6              29.1
  Prepaid expenses and other                   19.8              37.5
  Deferred income taxes                        46.7              44.6
                                           --------          --------
Total current assets                          529.0             499.5

Property, plant and equipment, net            272.4             273.2
Intangible assets, net                        813.7             803.9
Other assets, net                              18.2              13.6
                                           --------          --------
                                           $1,633.3          $1,590.2
                                           ========          ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   51.0          $   43.6
  Accrued expenses and other                  135.4             107.0
  Current portion of long-term debt           110.0              95.0
                                           --------          --------
 Total current liabilities                    296.4             245.6

Revolving credit facility                        --                --
Long-term debt, less current portion          412.5             478.4
Capital lease obligations                       7.5               4.4
Other liabilities                             127.5             127.6

Commitments and contingent liabilities           --                --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock, $0.10
  par value, 1,884,476 and 4,363,178
  shares issued and outstanding at
  June 30, 2000 and December 31, 1999
  respectively (aggregate preference
  value of $94.2 and 218.2 at June 30,
  2000 and December 31, 1999
  respectively)                                95.2             213.4

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value,
  6,901,238 and 6,971,970 shares issued
  and outstanding at June 30, 2000 and
  December 31, 1999 respectively
  (aggregate preference value of $345.1
  and $348.6, respectively)                   350.8             345.3

Shareholders' equity:
  Common stock, $0.10 par value;
    52,000,000 shares authorized;
    18,331,457 and 12,878,958 shares
    issued and outstanding at June 30,
    2000 and December 31, 1999,
    respectively                                1.8               1.3
  Additional paid-in capital                  570.8             423.9
  Accumulated deficit                        (221.7)           (245.5)
  Unearned restricted stock compensation       (7.2)             (4.1)
  Accumulated other comprehensive loss         (0.3)             (0.1)
                                           --------          --------

  Total shareholders' equity                  343.4             175.5
                                           --------          --------
                                           $1,633.3          $1,590.2
                                           ========          ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                     SIX MONTHS ENDED   THREE MONTHS ENDED
                                          JUNE 30,           JUNE 30,
                                    -----------------   ------------------
                                      2000      1999      2000      1999
                                    --------  -------   -------    -------

Net sales                           $ 945.1   $ 847.4   $ 482.4   $ 429.5
Cost of sales                         560.4     531.7     281.2     265.2
                                    -------   -------   -------   -------

Gross profit                          384.7     315.7     201.2     164.3
Selling, general and
  administrative expenses             240.5     223.5     122.1     114.4

Amortization of intangibles
 and other assets                      15.5      15.7       7.8       7.8
                                    -------   -------   -------   -------

Operating income                      128.7      76.5      71.3      42.1

Other income (expenses):
  Loss on sale of assets               (0.8)     (1.2)     (0.5)       --
  Investment income (loss)              0.1       0.4      (0.9)      0.2
  Interest expense                    (19.8)    (20.9)     (9.3)    (10.3)
                                    -------   -------   -------   -------
Earnings before income taxes          108.2      54.8      60.6      32.0

Provision for income taxes             49.8      20.8      27.9      12.2
                                    -------   -------   -------   -------
Net earnings                           58.4      34.0      32.7      19.8

Less preferred stock dividends         34.4      23.5      19.6      12.5
Less accretion of mandatorily
  redeemable preferred stock            0.2       0.5       0.1       0.2
                                    -------   -------   -------   -------
Net earnings attributable to
  common shareholders               $  23.8   $  10.0   $  13.0   $   7.1
                                    =======   =======   =======   =======

Basic earnings per common
  share                             $   1.83  $   0.79  $   0.97  $   0.56
                                    ========  ========  ========  ========
Diluted earnings per common
  share                             $   1.71  $   0.79  $   0.94  $   0.56
                                    ========  ========  ========  ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                   -------------------
                                                     2000        1999
                                                   -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                       $ 58.4      $ 34.0

 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                   43.4        42.6
     Amortization of deferred compensation            1.0          --
     Net losses on sale of assets                     0.8         1.2
     Deferred income taxes                           (0.6)       (2.9)
     Change in assets and liabilities:
      Increase in accounts receivable, net          (23.9)       (1.1)
      (Increase)decrease in inventories              (0.9)        2.5
      Decrease (increase) in prepaid
          expenses and other                         17.8        (2.8)
      Increase (decrease) in accounts payable         7.1        (2.3)
      Increase in accrued expenses and other         29.6         6.6
      Other, net                                     (2.8)       (1.9)
                                                  -------     -------
 Net cash provided by operating activities          129.9        75.9
                                                  -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (26.1)      (36.9)
  Proceeds from sale of assets                        0.8         0.7
  Acquisition of businesses                         (28.5)         --
                                                  -------     -------

 Net cash used for investing activities             (53.8)      (36.2)
                                                  -------     -------


                                (continued)




       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                   -----------------
                                                    2000       1999
                                                   -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from revolving credit facilities          --         30.0
  Payments on revolving credit facilities            --        (10.0)
  Payments on long-term debt                      (51.0)       (48.0)
  Payments on long-term lease obligations          (0.5)        (0.6)
  Deferred payments on acquisitions                  --         (8.7)
  Payment of preferred stock dividends             (9.5)        (9.3)
  Net proceeds from issuance of stock to
    employees                                       4.0          1.3
                                                 ------       ------
Net cash used for financing activities            (57.0)       (45.3)
                                                 ------       ------
Effect of exchange rate changes on cash
  and cash equivalents                             (0.2)        (0.2)

  Net increase (decrease) in cash and
    cash equivalents                               18.9         (5.8)
  Cash and cash equivalents at
    beginning of period                            40.3         22.7
                                                 ------       ------
  Cash and cash equivalents at
    end of period                                $ 59.2       $ 16.9
                                                 ======       ======
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                                    $ 22.3       $ 23.4
     Income taxes, net of refunds                  12.4         18.9

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                        24.9         14.2
 Accretion of mandatorily redeemable
    preferred stock                                0.2          0.5
 Unrealized loss on securities available-
    for-sale (net of tax)                           --         (0.4)
 Conversion of preferred stock into
    common stock                                 137.8           --

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                              Additional
                                    Common     Paid-in     Accumulated
                                    Stock      Capital       Deficit
                                    -------   ----------   -----------
PERIOD ENDED JUNE 30, 1999
Balance at beginning of year        $   1.2   $  415.7      $  (260.5)
Comprehensive income:
  Net earnings                           --         --           34.0
  Other comprehensive income:
    Foreign currency translation
     adjustments                         --         --             --
    Unrealized loss on securities,
     net of tax                          --         --             --
                                    -------   --------      ---------
Comprehensive income                     --         --           34.0
Issuance of common stock                 --        1.3             --
Preferred stock dividends                --         --          (23.5)
Accretion of mandatorily
  redeemable preferred stock             --         --           (0.5)
                                    -------   --------      ---------

BALANCE AT JUNE 30, 1999            $   1.2   $  417.0      $  (250.5)
                                    =======   ========      =========

PERIOD ENDED JUNE 30, 2000
Balance at beginning of year        $   1.3   $  423.9      $  (245.5)
Comprehensive income:
  Net earnings                           --         --           58.4
  Other comprehensive income:
    Foreign currency translation
     adjustments                         --         --             --
    Change in valuation allowance
     on securities, net of tax           --         --             --
                                    -------   --------      ---------
Comprehensive income                     --         --           58.4
Issuance of common stock                 --        4.0             --
Issuance of restricted stock awards      --        4.1             --
Amortization of unearned
  restricted stock compensation          --         --             --
Income tax benefit from stock options
  exercised                              --        1.5             --
Conversion of preferred stock into
  common stock                          0.5      137.3             --
Preferred stock dividends                --         --          (34.4)
Accretion of mandatorily
  redeemable preferred stock             --         --           (0.2)
                                     ------    -------       --------
BALANCE AT JUNE 30, 2000             $  1.8    $ 570.8       $ (221.7)
                                     ======    =======       ========

                                     Unearned       Accumulated
                                     Restricted       Other           Total
                                      Stock        Comprehensive   Shareholders'
                                    Compensation       Loss           Equity
                                  --------------   -------------    ------------
PERIOD ENDED JUNE 30, 1999
Balance at beginning of year           $   --         $ (2.0)         $   154.4
Comprehensive income:
  Net earnings                             --             --               34.0
  Other comprehensive income:
    Foreign currency translation
     adjustments                           --           (0.2)              (0.2)
    Unrealized loss on securities,
     net of tax                            --           (0.4)              (0.4)
                                       ------         ------          ---------
Comprehensive income                       --           (0.6)              33.4
Issuance of common stock                   --             --                1.3
Preferred stock dividends                  --             --              (23.5)
Accretion of mandatorily
  redeemable preferred stock               --             --               (0.5)
                                       ------         ------          ---------

BALANCE AT JUNE 30, 1999               $   --        $  (2.6)         $   165.1
                                       ======        =======          =========
PERIOD ENDED JUNE 30, 2000
Balance at beginning of year           $ (4.1)       $  (0.1)         $   175.5
Comprehensive income:
  Net earnings                             --             --               58.4
  Other comprehensive income:
    Foreign currency translation
     adjustments                           --           (0.2)              (0.2)
    Change in valuation allowance
     on securities, net of tax             --             --                 --
                                       ------         ------             ------
Comprehensive income                       --           (0.2)              58.2
Issuance of common stock                   --             --                4.0
Issuance of restricted stock awards      (4.1)            --                 --
Amortization of unearned
  restricted stock compensation           1.0             --                1.0
Income tax benefit from stock options
  exercised                                --             --                1.5
Conversion of preferred stock into
  common stock                             --             --              137.8
Preferred stock dividends                  --             --              (34.4)
Accretion of mandatorily
  redeemable preferred stock               --             --               (0.2)
                                       ------         ------            -------

BALANCE AT JUNE 30, 2000               $ (7.2)        $ (0.3)           $ 343.4
                                       ======         ======            =======

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

2.  MANDATORILY REDEEMABLE PREFERRED STOCK

     In May 1997, the Company's Board of Directors declared a dividend of 10,000,000 transferable subscription rights which were then issued pro rata to holders of its common stock entitling them to purchase up to an aggregate of $500.0 of redeemable preferred stock issuable in two series at a subscription price of $50 per share. The subscription period ended in June 1997 and at that time, rights were exercised to purchase 4,363,202 shares of Series A 8 1/2% Convertible Exchangeable Preferred Stock and 5,636,798 shares of Series B 8 1/2% Convertible Pay-in-Kind Preferred Stock, each at a subscription price of $50 per share. On June 6, 2000, the Company called for redemption all of its outstanding Series A and Series B preferred stock at $52.83 per share, in accordance with the terms of the Preferred Stock Offering, by July 6, 2000. Substantially all of the holders of the Series A and Series B preferred stock elected to convert their shares into common stock. As of July 31, 2000, the Series A preferred stock was converted into 7,930,174 shares of common stock and the Series B preferred stock was converted into 13,241,576 shares of common stock, increasing shareholders' equity by approximately $446 from the balance at June 30, 2000.

3.   BUSINESS ACQUISITIONS

     During June, the Company completed the acquisition of the laboratory testing business of San Diego-based Pathology Medical Laboratories for approximately $14.5 in cash.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


     At the end of July 2000, the Company completed the acquisition of all of the stock of National Genetics Institute, Inc. (NGI), which is based in Los Angeles, California, for approximately $56.0 in cash. The purchase agreement provides for additional payments of up to $16.0, contingent upon realization of certain specified revenue targets by NGI. NGI revenues for the past twelve months approximated $28.0.


4.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net income, by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company's mandatorily redeemable preferred stock, restricted stock awards and outstanding stock options.

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:


                                   Three months        Six months
                                 Ended June 30,       Ended June 30,
                                ----------------     ----------------
                                 2000     1999        2000      1999
                                -------   ------     ------    ------

Basic                           13,331    12,626     13,043    12,620
Assumed conversion/exercise
of:
  Stock options                    302        --        259        --
  Restricted stock awards          166        --        165        --
  Series A preferred stock       7,933        --      7,933        --
  Series B preferred Stock      12,949        --     12,813        --
                                ------    ------     ------    ------

Diluted                         34,681    12,626     34,213    12,620


     The effect of conversion of the Company's redeemable preferred stock, or exercise of the Company's stock options or restricted stock awards was not included in the computation of diluted earnings per common share for the three- and six-months ended June 30, 1999, as it would have been antidilutive.

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share, because their impact would have been antidilutive:

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                        JUNE 30,       JUNE 30,
                                        -----------------------
                                          2000           1999
                                        ---------     ---------

Stock options                            236,041      1,058,209

Series A convertible exchangeable
preferred stock                               --      7,933,043

Series B convertible pay-in-kind
preferred stock                               --     12,154,257


5.   RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:
                                           Total
                                           -----
Balance at December 31, 1999              $ 26.8
  Cash payments                             (2.2)
  Reclassifications and
    non-cash items                          (3.7)
                                          ------
Balance at June 30, 2000                  $ 20.9
                                          ======
Current                                   $ 11.0
Non-current                                  9.9
                                          ------
                                          $ 20.9
                                          ======
     Reclassifications and non-cash items relate to changes in certain long-term capital lease obligations.

6.   INTEREST RATE SWAP

     The existing rate collar transaction and swap have effectively changed the interest exposure on $500.0 of floating rate debt to a weighted-average fixed interest rate of 6.17%. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

7.   LONG-TERM DEBT

     On June 30, 2000, the Company made a scheduled payment of approximately $22.0 on its term loan facility.

     The Fourth Amendment to the Amended and Restated Credit Agreement became effective on June 7, 2000. This amendment permitted the Company to redeem preferred stock in cash (if necessary) and increased the amount allowed for acquisitions from $75.0 to $200.0 on a rolling twelve-month basis.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


8.   INCOME TAXES

     As discussed in the Company's 1999 Annual Report, footnote 10, the Company had recorded a $17.4 net income tax refund receivable, along with related interest receivable, in prepaid expenses and other. The refund was based upon receipt of two Revenue Agents Reports, which concluded the audits of the tax years ended 1993 through 1997. While the refund was being reviewed by Joint Committee, the IRS reversed its position on certain aspects of the amended returns for the years in question. The Company has decided not to contest the IRS' position and has reclassified the $17.4 receivable to deferred income taxes as a net operating loss carryforward ("NOL") in the second quarter. As of June 30, 2000, the NOL has been fully-utilized to reduce the Company's income tax liability for 1999 and 2000.

9.   STOCK COMPENSATION PLANS

     During June 2000, the Company adopted the 2000 Stock Incentive Plan, reserving 1,700,000 shares of common stock (plus any shares remaining available for grant under the Amended and Restated 1999 Stock Incentive Plan and the 1994 Stock Option Plan) for issuance pursuant to options, rights, restricted shares and performance awards.

    Effective June 16, 1999, the Company's shareholders approved the issuance of shares of Common Stock to key employees under a restricted stock plan. During 2000 and 1999, 82,550 and 162,000 shares have been issued under this plan, respectively. Restrictions limit the sale or transfer of these shares during a six-year period when the restrictions lapse. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity as unearned restricted stock compensation and subsequently amortized to expense over the six-year vesting period. The plan provides for accelerated vesting of outstanding shares in percentages of 33.3%, 66.7% or 100%, if certain predefined profitability targets are achieved as of December 31, 2001 for the shares issued in 1999 and as of December 31, 2002 for the shares issued in 2000.

    The tax benefits associated with the exercise of non-qualified stock options reduces taxes currently payable by $1.5 for the six months ended June 30, 2000. Such benefits are credited to additional paid-in-capital.

10.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in two litigations which purport to be class actions brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 Government Settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. However, no amount of damages has been specified at this time and, with the exception of the above, no material settlement agreements have been reached. The Company is carefully evaluating these claims. However, due to the early stage

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

of the claims, the ultimate outcome of these claims cannot presently be predicted.

    The Company is also involved in certain claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, professional liability, employee-related matters, inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that have been brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

11.   NEW ACCOUNTING PRONOUNCEMENTS

      In June 2000, Statement of Financial Accounting Standards (FAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued. This Statement amends certain paragraphs of FAS No. 133 which standardized the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities and measure them at fair value. Adoption is required for the quarter ending September 30, 2000, and is not expected to have a material impact on the Company's financial position or results of operations.

     In December 1999, the SEC issued its Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". This Bulletin, along with its amendments (101A and 101B), establishes the SEC staff's specific criteria for the recognition of revenue. Adoption is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, and is not expected to have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

Three Months ended June 30, 2000 compared with Three Months ended June 30, 1999

     Net sales for the three months ended June 30, 2000 were $482.4, an increase of approximately 12.3% from $429.5 for the comparable 1999 period. The sales increase is a result of a 9.2% increase in volume and a 3.1% increase in price. The increase in sales for the second quarter of 2000 would have been approximately 11.5% after excluding the effect of the three acquisitions made in 2000 (POISONLAB, Inc., Bio-Diagnostics Laboratories and Pathology Medical Laboratories).

     Cost of sales, which includes primarily laboratory and distribution costs, was $281.2 for the three months ended June 30, 2000 compared to $265.2 in the corresponding 1999 period, an increase of $16.0. Cost of sales increased $23.9 due to the increase in volume which was offset by margin improvements totaling $8.7 in salaries and benefits, supplies and depreciation expenses. Cost of sales as a percentage of net sales was 58.3% for the three months ended June 30, 2000 and 61.7% in the corresponding 1999 period. The decrease in the cost of sales percentage of net sales primarily resulted from the Company's continued cost reduction efforts and cost efficiencies related to increased volume.

     Selling, general and administrative expenses increased to $122.1 for the
three months ended June 30, 2000 from $114.4 in the same period in 1999.   The
primary reason for the increase is due to an increase in personnel costs, primarily in the area of incentive-based compensation. As a percentage of net sales, selling, general and administrative expenses were 25.3% and 26.6% for the three months ended June 30, 2000 and 1999, respectively.

     The amortization of intangibles and other assets was $7.8 for the three months ended June 30, 2000 and 1999.

     Interest expense was $9.3 for the three months ended June 30, 2000 compared with $10.3 for the same period in 1999. The decline in interest expense is a result of the Company's reduction in long-term debt and lower interest rates.

     The provision for income taxes as a percentage of earnings before taxes

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

was 46.0% for the tree months ended June 30, 2000 compared to 38.0% for the three months ended June 30, 1999. During the three months ended June 30, 1999, the Company reduced its valuation allowance applied against its deferred tax assets by $2.5, thereby reducing its provision for income taxes as a percentage of earnings before taxes by approximately 8 percentage points.
The reduction in the effective rate, before consideration of the 1999 valuation allowance reduction, is related to increased earnings before taxes and the reduced impact that non deductible goodwill has on the effective tax rate.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

     Net sales for the six months ended June 30, 2000 were $945.1, an increase of approximately 11.5% from $847.4 reported in the comparable 1999 period. The sales increase is a result of an 8.6% increase in volume and a 2.9% increase in price. The increase in sales for the for the six months ended June 30, 2000 would have been approximately 11.0% after excluding the effect of the three acquisitions made in 2000 (POISONLAB, Inc., Bio-Diagnostics Laboratories and Pathology Medical Laboratories).

     Cost of sales, which includes primarily laboratory and distribution costs, was $560.4 for the six months ended June 30, 2000 compared to $531.7 in the corresponding 1999 period, an increase of $28.7. Cost of sales increased approximately $45.2 due to the increase in volume which was offset by margin improvements totaling $19.4 in salaries and benefits and supplies. Cost of sales as a percentage of net sales was 59.3% for the six months ended June 30, 2000 and 62.7% in the corresponding 1999 period. The decrease in the cost of sales percentage of net sales primarily resulted from the Company's continued cost reduction efforts and cost efficiencies related to increased volume.

     Selling, general and administrative expenses increased to $240.5 for the six months ended June 30, 2000 from $223.5 in the same period in 1999. The primary reason for the increase is due to an increase in personnel costs, primarily in the area of incentive-based compensation. As a percentage of net sales, selling, general and administrative expenses were 25.5% and 26.4% for the six months ended June 30, 2000 and 1999, respectively.

     The amortization of intangibles and other assets was $15.5 and $15.7 for the six months ended June 30, 2000 and 1999, respectively.

     Net interest expense was $19.8 for the six months ended June 30, 2000 compared with $20.9 for the same period in 1999.

     The provision for income taxes as a percentage of earnings before taxes was 46.0% for the six months ended June 30, 2000 compared to 38.0% for the six months ended June 30, 1999. During the six months ended June 30, 1999, the Company reduced its valuation allowance applied against its deferred tax assets by $5.0, thereby reducing its provision for income taxes as a percentage of earnings before taxes by approximately 9 percentage points. The reduction in the effective rate, before consideration of the 1999 valuation allowance reduction, is related to increased earnings before taxes and the reduced impact that non deductible goodwill has on the effective tax rate.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $129.9 and $75.9 for the six months ended June 30, 2000 and June 30, 1999, respectively. The increase in cash flow from operations primarily resulted from improved earnings and increases in accounts payable and accrued expenses offset by increases in accounts receivable. Capital expenditures were $26.1 and $36.9 for the first six months of 2000 and 1999, respectively.

     The Company's days sales outstanding (DSO) at June 30, 2000 was 70 days, compared to 72 days at the end of the first quarter. Since June 1999, the Company has reduced its DSO by a total of 9 days and as of June 30, 2000, 70% of total revenues are currently being processed on the Company's centralized billing system.

     For a discussion of legal proceedings which may impact the Company's liquidity and capital resources see "Note 10 to the Company's Unaudited Condensed Consolidated Financial Statements".

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

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                            PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               See "Note 10 to the Company's Unaudited Condensed
          Consolidated Financial Statements" for the six months ended June 30, 2000


Item 4.   REPORT OF THE INSPECTOR OF ELECTION

               On May 2, 2000 the Company held its 2000 annual meeting. The final tabulation of the votes cast at the meeting was as follows:

                                              FOR        WITHHELD
                                           ----------    --------
ELECTION OF THE MEMBERS
OF THE BOARD OF DIRECTORS:
           Thomas P. Mac Mahon             81,734,419    123,635
           James B. Powell, MD             81,732,562    125,492
           Jean-Luc Belingard              81,734,419    123,635
           Wendy E. Lane                   81,734,419    123,635
           Robert E. Mittelstaedt, Jr      81,734,419    123,635
           David B. Skinner, MD            81,734,419    123,635
           Andrew G. Wallace, MD           81,734,419    123,635


                                             VOTES       VOTES         VOTES
                                              FOR       AGAINST      ABSTAINED
                                          ----------  ----------     ---------
APPROVAL OF THE LABORATORY CORPORATION
OF AMERICA HOLDINGS 2000 STOCK INCENTIVE
PLAN                                      80,475,144  1,343,219       39,691

APPROVAL OF AMENDMENTS TO THE LABORATORY
CORPORATION OF AMERICA HOLDINGS
CERTIFICATE OF INCORPORATION
(the reverse stock split):                80,697,083  1,143,382       17,589

RATIFICATION OF THE APPOINTMENT OF
PRICEWATERHOUSECOOPERS LLP AS THE
COMPANY'S INDEPENDENT AUDITORS FOR THE
FISCAL YEAR ENDING DECEMBER 31, 2000      81,743,410    83,608        31,036



       In addition, certain shares of National Health Laboratories Holdings, Inc. which have not been converted to Company shares were eligible to vote at the annual meeting and were voted as follows:

                                                   FOR     WITHHELD
                                                   ---     --------
ELECTION OF THE MEMBERS
OF THE BOARD OF DIRECTORS:
           Thomas P. Mac Mahon                      0         155
           James B. Powell, MD                      0         155
           Jean-Luc Belingard                       0         155
           Wendy E. Lane                            0         155
           Robert E. Mittelstaedt, Jr.              0         155
           David B. Skinner, MD                     0         155
           Andrew G. Wallace, MD                    0         155



                                            VOTES        VOTES         VOTES
                                             FOR        AGAINST      ABSTAINED
                                            -----       -------      ---------
APPROVAL OF THE LABORATORY CORPORATION
OF AMERICA HOLDINGS 2000 STOCK INCENTIVE
PLAN                                          5           150            0

APPROVAL OF AMENDMENTS TO THE LABORATORY
CORPORATION OF AMERICA HOLDINGS CERTIFICATE
OF INCORPORATION (the reverse stock split)    5           150            0

RATIFICATION OF THE APPOINTMENT OF
PRICEWATERHOUSECOOPERS LLP AS THE
COMPANY'S INDEPENDENT AUDITORS FOR THE
FISCAL YEAR ENDING DECEMBER 31, 2000        155             0            0


Item 6.    Exhibits and Reports on Form 8-K

          (a)   Exhibits

                3.1 Proposed Certificate of Amendment to the Certificate of Incorporation of Laboratory Corporation of America Holdings (incorporated by reference herein to Annex II of the Company's 2000 Annual Proxy Statement filed with the Commission on April 7, 2000).

               10.1 Fourth Amendment to the Amended and Restated Credit Agreement dated as ofJune 7, 2000 among the Company, the banks named therein and Credit Suisse First Boston as Administrative Agent.

               10.2  Laboratory Corporation of America Holdings 2000
                     Stock Incentive Plan (incorporated by reference herein to Annex I of the Company's 2000 Annual Proxy Statement filed with the Commission on April 7, 2000).

                 27 Financial Data Schedule (electronically filed version only).

            (b) Reports on Form 8-K


                (1) A current report on Form 8-K dated May 4, 2000 was filed on May 23 ,2000, by the registrant, in connection with the press release dated May 4, 2000 announcing that the Company entered into a definitive agreement with San Diego-based Pathology Medical Laboratories (PML) to acquire PML's laboratory testing business.

                (2) A current report on Form 8-K/A dated June 6, 2000 was filed on June 7, 2000, by the registrant, in connection with the press release dated June 6, 2000 amending Item 7 of its Current Report on Form 8-K (Date of Report: May 2, 2000) to include five years of selected financial data as affected by the 1-for-10 reverse stock split.

                (3) A current report on Form 8-K dated June 6, 2000 was filed on June 7, 2000, by the registrant, in connection with the press release dated June 6, 2000 announcing that the Company has called for redemption on July 7, 2000 all of its outstanding 8 1/2 percent Series A Convertible Exchangeable Preferred Stock and 8 1/2 percent Series B Convertible Pay-in-Kind Preferred Stock.

                (4) A current report on Form 8-K dated June 8, 2000 was filed on June 12, 2000, by the registrant,in connection with the press release dated June 8, 2000 announcing that the Company's Board of Directors has declared a dividend of $0.08264 per share on its Series A Preferred Stock, payable in cash. The Board also declared a dividend of $0.08264 per share on the Company's Series B Preferred Stock at the rate of 0.001653 shares per share of Series B Preferred Stock held. The dividends will cover the seven days to July 7, 2000, the date set for redemption of the Series A and B Preferred Stock and will be paid in addition to the quarterly dividends payable on June 30, 2000.

                (5) A current report on Form 8-K dated June 12, 2000 was filed on June 26, 2000, by the registrant, in connection with the press release dated June 12, 2000 announcing that the Company can now support clinical trials in Latin America with routine safety testing through the Company's standardized laboratory in Miami.

                (6) A current report on Form 8-K dated June 12, 2000 was filed on June 26, 2000, by the registrant, in connection with the press release dated June 12, 2000 announcing that the Company's clinical trials testing division is expanding its established genetic testing capabilities to offer pharmacogenomic services to pharmaceutical and biotechnology companies.

                (7) A current report on Form 8-K dated June 20, 2000 was filed on June 26, 2000, by the registrant, in connection with the press release dated June 20, 2000 announcing that the Company has entered into a definitive agreement with privately-held National Genetics Institute, Inc. (NGI) to acquire all of the stock of NGI. Established in 1991, Los Angeles-based NGI is a leading national provider of hepatitis C testing using innovative molecular diagnostic technology.

                (8) A current report on Form 8-K dated July 13, 2000 was filed on July 25, 2000, by the registrant, in connection with the press release dated July 13, 2000 announcing that more than 99.97 percent of the shares of its outstanding 8 1/2 percent Series A Convertible Exchangeable Preferred Stock and 8 1/2 percent Series B Convertible Pay-in-Kind Preferred Stock called for redemption have been converted into the Company's common stock at the request of the preferred shareholders.

                (9) A current report on Form 8-K dated July 19, 2000 was filed on July 25, 2000, by the registrant, in connection with the press release dated July 19, 2000 announcing the results for the quarter and six months ended June 30, 2000.


               (10) A current report on Form 8-K dated June 27, 2000 was filed on August 10, 2000, by the registrant, in connection with the press release dated June 27, 2000 announcing that it has completed its acquisition of the laboratory testing business of San Diego-based Pathology Medical Laboratories. Terms of the acquisition were not disclosed.

               (11) A current report on Form 8-K dated August 1, 2000 was filed on August 10, 2000, by the registrant, in connection with the press release dated August 1, 2000 announcing that it has completed its acquisition of Los Angeles-based National Genetics Institute, Inc. Terms of the stock purchase transaction were not disclosed.

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

August 14, 2000