Form 10-Q
period 2000-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2000-11-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 34,766,353 shares as of October 31, 2000, of which 11,352,537 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.


      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                            September 30,     December 31,
                                                2000              1999
                                           --------------    -------------
                                             (Unaudited)
  ASSETS
Current assets:
  Cash and cash equivalents                $   15.3          $   40.3
  Accounts receivable, net                    378.1             348.0
  Inventories                                  32.4              29.1
  Prepaid expenses and other                   20.4              37.5
  Deferred income taxes                        38.0              44.6
                                           --------          --------
Total current assets                          484.2             499.5

Property, plant and equipment, net            271.5             273.2
Intangible assets, net                        806.7             803.9
Other assets, net                              77.4              13.6
                                           --------          --------
                                           $1,639.8          $1,590.2
                                           ========          ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   57.1          $   43.6
  Accrued expenses and other                  112.4             107.0
  Current portion of long-term debt           121.0              95.0
                                           --------          --------
 Total current liabilities                    290.5             245.6

Revolving credit facility                        --                --
Long-term debt, less current portion          379.5             478.4
Capital lease obligations                       7.2               4.4
Other liabilities                             128.6             127.6

Commitments and contingent liabilities           --                --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock, $0.10
  par value, 0 and 4,363,178 shares
  issued and outstanding at
  September 30, 2000 and December 31,
  1999 respectively (aggregate
  preference value of $0 and 218.2 at
  September 30, 2000 and December 31,
  1999 respectively)                             --             213.4

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value, 0
  and 6,971,970 shares issued and
  outstanding at September 30, 2000
  and December 31, 1999 respectively
  (aggregate preference value of
  $0 and $348.6, respectively)                   --            345.3

Shareholders' equity:
  Common stock, $0.10 par value;
  52,000,000 shares authorized;
  34,551,707 and 12,878,958 shares
  issued and outstanding at September 30,
  2000 and December 31, 1999, respectively      3.5              1.3
  Additional paid-in capital                1,031.3            423.9
  Accumulated deficit                        (188.9)          (245.5)
  Unearned restricted stock compensation      (11.3)            (4.1)
  Accumulated other comprehensive loss         (0.6)            (0.1)
                                           --------         --------

  Total shareholders' equity                  834.0            175.5
                                           --------         --------
                                           $1,639.8         $1,590.2
                                           ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS IN MILLIONS,EXCEPT PER SHARE DATA)
                               (UNAUDITED)

                                 NINE MONTHS ENDED         THREE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                -------------------       --------------------
                                  2000       1999           2000        1999
                                -------    --------       --------    --------
Net sales                       $1,433.3   $1,276.0        $ 488.1     $ 428.6
Cost of sales                      851.8      796.8          291.4       265.2
                                --------   --------        -------     -------
Gross profit                       581.5      479.2          196.7       163.4
Selling, general and
  administrative expenses          359.3      339.2          118.7       115.6

Amortization of intangibles
 and other assets                   24.2       23.4            8.7         7.7
                                --------   --------        -------     -------

Operating income                   198.0      116.6           69.3        40.1

Other income (expenses):
  Loss on sale of assets            (0.8)      (1.4)            --        (0.1)
  Investment income (loss)           1.0       (1.4)           0.9        (1.8)
  Interest expense                 (29.3)     (31.2)          (9.5)      (10.4)
                                --------   --------        -------     -------
Earnings before income taxes       168.9       82.6           60.7        27.8

Provision for income taxes          77.7       31.4           27.9        10.6
                                --------   --------        -------     -------
Net earnings                        91.2       51.2           32.8        17.2

Less preferred stock dividends      34.4       36.4             --        12.9
Less accretion of mandatorily
  redeemable preferred stock         0.2        0.7             --         0.2
                                --------   --------        -------     -------
Net earnings attributable to
  common shareholders           $   56.6   $   14.1        $  32.8     $   4.1
                                ========   ========        =======     =======

Basic earnings per common
  share                         $    2.85  $    1.12       $   0.98    $   0.32
                                =========  =========       ========    ========
Diluted earnings per common
  share                         $    2.66  $    1.10       $   0.94    $   0.32
                                =========  =========       ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 ---------------------
                                                   2000         1999
                                                 --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                      $ 91.2        $ 51.2

 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                  65.8          63.0
     Amortization of deferred compensation           2.1           0.2
     Net losses on sale of assets                    0.8           1.4
     Investment loss                                  --           2.0
     Deferred income taxes                          10.0          (4.0)
     Change in assets and liabilities:
      Net decrease in restructuring reserves        (2.7)         (4.8)
      (Increase) decrease in accounts
        receivable, net                            (29.3)         14.6
      (Increase)decrease in inventories             (2.7)          4.4
      Decrease (increase) in prepaid
          expenses and other                        18.0          (6.2)
      Increase (decrease) in accounts payable       13.2         (11.7)
      Increase in accrued expenses and other        15.1          21.3
      Other, net                                    (3.9)         (2.5)
                                                  ------        ------
 Net cash provided by operating activities         177.6         128.9
                                                  ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (39.7)        (53.6)
  Proceeds from sale of assets                       0.7           0.7
  Acquisition of businesses                        (88.4)           --
                                                  ------        ------
 Net cash used for investing activities           (127.4)        (52.9)
                                                  ------        ------


                             (continued)



          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)
                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                  ---------------------
                                                    2000         1999
                                                  -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from revolving credit facilities            --         40.0
  Payments on revolving credit facilities              --        (40.0)
  Payments on long-term debt                        (73.0)       (59.2)
  Payments on long-term lease obligations            (0.8)        (0.7)
  Deferred payments on acquisitions                  (0.9)        (8.7)
  Payment of preferred stock dividends               (9.5)       (13.9)
  Net proceeds from issuance of stock to
    employees                                         9.5          3.8
                                                   ------       ------
Net cash used for financing activities              (74.7)       (78.7)
                                                   ------       ------
Effect of exchange rate changes on cash
  and cash equivalents                               (0.5)        (0.3)
                                                   ------       ------
  Net increase (decrease) in cash and
    cash equivalents                                (25.0)        (3.0)
  Cash and cash equivalents at
    beginning of period                              40.3         22.7
                                                   ------       ------
  Cash and cash equivalents at
    end of period                                  $ 15.3       $ 19.7
                                                   ======       ======
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                                      $ 29.4       $ 34.9
     Income taxes, net of refunds                    38.7         22.8

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                           24.9         22.5
 Accretion of mandatorily redeemable
    preferred stock                                   0.3          0.7
 Unrealized loss on securities available-
    for-sale (net of tax)                              --          0.8
 Conversion of preferred stock into
    common stock                                    583.9           --


The accompanying notes are an integral part of these condensed consolidated financial statements.

           LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                     Additional
                                        Common         Paid-in       Accumulated
                                        Stock          Capital         Deficit
                                        ------       ----------      -----------
PERIOD ENDED SEPTEMBER 30, 1999
Balance at beginning of year           $   1.2        $   415.7       $  (260.5)
Comprehensive income:
  Net earnings                              --               --            51.2
  Other comprehensive income:
    Foreign currency translation
     adjustments                            --               --              --
    Unrealized loss on securities,
     net of tax                             --               --              --
                                       -------        ---------       ---------
Comprehensive income                        --               --            51.2
Issuance of common stock                   0.1              3.7              --
Issuance of restricted stock
  Awards                                    --              4.5              --
Amortization of unearned restricted
  stock compensation                        --               --              --
Preferred stock dividends                   --               --           (36.4)
Accretion of mandatorily
  redeemable preferred stock                --               --            (0.7)
                                       -------        ---------       ---------
BALANCE AT SEPTEMBER 30, 1999          $   1.3        $   423.9       $  (246.4)
                                       =======        =========       =========

PERIOD ENDED SEPTEMBER 30, 2000
Balance at beginning of year           $   1.3        $   423.9       $  (245.5)
Comprehensive income:
  Net earnings                              --               --            91.2
  Other comprehensive income:
    Foreign currency translation
     adjustments                            --               --              --
                                       -------        ---------       ---------
Comprehensive income                        --               --            91.2
Issuance of common stock                   0.1              9.6              --
Issuance of restricted stock awards         --              9.3              --
Amortization of unearned
  restricted stock compensation             --               --              --
Income tax benefit from stock
  options exercised                         --              6.7              --
Conversion of preferred stock into
  common stock                             2.1            581.8              --
Preferred stock dividends                   --               --           (34.4)
Accretion of mandatorily
  redeemable preferred stock                --               --            (0.2)
                                       -------        ---------       ---------

BALANCE AT SEPTEMBER 30, 2000          $   3.5        $ 1,031.3       $  (188.9)
                                       =======        =========       =========


                                      Unearned      Accumulated
                                     Restricted        Other         Total
                                       Stock       Comprehensive  Shareholders'
                                    Compensation       Loss          Equity
                                    ------------   -------------  -------------
PERIOD ENDED SEPTEMBER 30, 1999
Balance at beginning of year          $     --       $   (2.0)        $  154.4
Comprehensive income:
  Net earnings                              --             --             51.2
  Other comprehensive income:
    Foreign currency translation
     adjustments                            --           (0.3)            (0.3)
    Unrealized loss on securities,
     net of tax                             --            0.7              0.7
                                      --------      ---------         --------
Comprehensive income                        --            0.4             51.6
Issuance of common stock                    --             --              3.8
Issuance of restricted stock
  Awards                                  (4.5)            --               --
Amortization of unearned restricted
  stock compensation                       0.2             --              0.2
Preferred stock dividends                   --             --            (36.4)
Accretion of mandatorily
  redeemable preferred stock                --             --             (0.7)
                                      --------      ---------         --------

BALANCE AT SEPTEMBER 30, 1999        $    (4.3)     $    (1.6)        $  172.9
                                     =========      =========         ========


PERIOD ENDED SEPTEMBER 30, 2000
Balance at beginning of year         $    (4.1)     $    (0.1)        $  175.5
Comprehensive income:
  Net earnings                              --             --             91.2
  Other comprehensive income:
    Foreign currency translation
     adjustments                            --           (0.5)            (0.5)
                                     ---------      ---------         --------
Comprehensive income                        --           (0.5)            90.7
Issuance of common stock                    --             --              9.7
Issuance of restricted stock awards       (9.3)            --               --
Amortization of unearned
  restricted stock compensation            2.1             --              2.1
Income tax benefit from stock
  options exercised                         --             --              6.7
Conversion of preferred stock into
  common stock                              --             --            583.9
Preferred stock dividends                   --             --            (34.4)
Accretion of mandatorily
  redeemable preferred stock                --             --             (0.2)
                                     ---------      ---------         --------

BALANCE AT SEPTEMBER 30, 2000        $   (11.3)     $    (0.6)        $  834.0
                                     =========      =========         ========

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

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                  Three months                 Nine months
                               Ended September 30,          Ended September 30,
                            ------------------------   ------------------------
                               2000          1999         2000          1999
                            ----------    ----------   ----------    ----------

Basic                       33,356,347    12,707,291   19,863,645    12,649,307
Assumed conversion/exercise
of:
  Stock options                358,845       182,205      313,000        83,993
  Restricted stock awards      187,649       162,000      170,034        63,495
  Series A preferred stock     267,940            --    5,211,502            --
  Series B preferred Stock     580,736            --    8,682,599            --
                            ----------    ----------   ----------    ----------

Diluted                     34,751,517    13,051,496   34,240,780    12,796,795
                            ==========    ==========   ==========    ==========


     The effect of conversion of the Company's redeemable preferred stock, or exercise of certain of the Company's stock options was not included in the computation of diluted earnings per common share for the three- and nine-months ended September 30, 1999, as it would have been antidilutive.


     The following table summarizes the potential common shares not included in the computation of diluted earnings per share, because their impact would have been antidilutive:


                                       SEPTEMBER 30,     SEPTEMBER 30,
                                           2000              1999
                                       ------------      ------------
Stock options                             360,283          1,058,759

Series A convertible exchangeable
preferred stock                                --          7,933,043

Series B convertible pay-in-kind
preferred stock                                --         12,412,533

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

3.   RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:
                                           Total
                                           -----
   Balance at December 31, 1999           $ 26.8
  Cash payments                             (2.7)
  Reclassifications and
    non-cash items                          (3.7)
                                          ------
Balance at September 30, 2000             $ 20.4
                                          ======

Current                                   $ 10.7
Non-current                                  9.7
                                          ------
                                          $ 20.4
                                          ======

     Reclassifications and non-cash items relate to changes in certain long-term capital lease obligations.

4.   INTEREST RATE SWAP

     The existing rate collar transaction and swap have effectively changed the interest exposure on $500.0 of floating rate debt to a weighted-average fixed interest rate of 6.14%. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

5.   STOCK COMPENSATION PLANS

     During August 2000, the Company granted 129,525 options and 50,600 shares of restricted stock under its 2000 Stock Incentive Plan. The awards were granted at a price of $106.8125.

     The tax benefits associated with the exercise of non-qualified stock options reduces taxes currently payable by $6.7 for the nine months ended September 30, 2000. Such benefits are credited to additional paid-in-capital.

6.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in two litigations which purport to be class actions brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services, primarily during the time frame covered by the 1996 Government Settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. However, no amount of damages, which would be considered material, has been specified or requested at this time and, with the exception of the above, no

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

settlement agreements have been finalized. The Company is carefully evaluating these claims. However, due to the early stage of the claims and related settlement discussions, the ultimate outcome of these claims cannot presently be predicted.

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

    In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of the matters referred to above, is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

7.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, Statement of Financial Accounting Standards (FAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued. This Statement amends certain paragraphs of FAS No. 133 which standardized the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities and measure them at fair value. Adoption is required for the quarter ending March 31, 2001, and is not expected to have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2000 compared with Three Months ended September 30, 1999.

     Net sales for the three months ended September 30, 2000 were $488.1, an increase of $59.5, or 13.9%, from $428.6 for the comparable 1999 period. The sales increase is a result of a 9.4% increase in volume and a 4.5% increase in price. The increase in sales for the second quarter of 2000 would have been approximately 11.6% after excluding the effect of the four acquisitions made in 2000 (POISONLAB, Inc., Bio-Diagnostics Laboratories, Pathology Medical Laboratories and National Genetics Institute, Inc.).

     Cost of sales, which includes primarily laboratory and distribution costs, was $291.4 for the three months ended September 30, 2000 compared to $265.2 in the corresponding 1999 period, an increase of $26.2. Cost of sales increased $24.3 due to the increase in volume along with increases in supplies due to increases in the mix of esoteric tests run. Cost of sales as a percentage of net sales was 59.7% for the three months ended September 30, 2000 and 61.9% in the corresponding 1999 period. The decrease in the cost of sales percentage of net sales primarily resulted from the Company's continued cost reduction efforts and cost efficiencies related to increased volume.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Selling, general and administrative expenses increased to $118.7 for the three months ended September 30, 2000 from $115.6 in the same period in 1999. This increase resulted from personnel and other costs primarily related to billing system conversions. As a percentage of net sales, selling, general and administrative expenses were 24.3% and 27.0% for the three months ended September 30, 2000 and 1999, respectively.

     The amortization of intangibles and other assets was $8.7 and $7.7 for the three months ended September 30, 2000 and 1999.

     Interest expense was $9.5 for the three months ended September 30, 2000 compared with $10.4 for the same period in 1999. The decline in interest expense is a result of the Company's reduction in long-term debt and lower interest rates.

     The provision for income taxes as a percentage of earnings before taxes was 46.0% for the three months ended September 30, 2000 compared to 38.1% for the three months ended September 30, 1999. During the three months ended September 30, 1999, the Company reduced its valuation allowance applied against its deferred tax assets by $2.5, thereby reducing its provision for income taxes as a percentage of earnings before taxes by approximately 8 percentage points. The reduction in the effective rate, before consideration of the 1999 valuation allowance reduction, is related to increased earnings before taxes and the reduced impact that non deductible goodwill has on the effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

     Net sales for the nine months ended September 30, 2000 were $1,433.3, an increase of $157.3, or 12.3%, from $1,276.0 reported in the comparable 1999 period. The sales increase is a result of an 8.9% increase in volume and a 3.4% increase in price. The increase in sales for the for the nine months ended September 30, 2000 would have been approximately 11.2% after excluding the effect of the four acquisitions made in 2000 (POISONLAB, Inc., Bio-Diagnostics Laboratories, Pathology Medical Laboratories and National Genetics Institute, Inc.).

     Cost of sales, which includes primarily laboratory and distribution costs, was $851.8 for the nine months ended September 30, 2000 compared to $796.8 in the corresponding 1999 period, an increase of $55.0. Cost of sales increased approximately $69.5 due to the increase in volume which was offset by economies of scale improvements of approximately $14.0 in salaries and benefits. Cost of sales as a percentage of net sales was 59.4% for the nine months ended September 30, 2000 and 62.4% in the corresponding 1999 period. The decrease in the cost of sales percentage of net sales

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

primarily resulted from the Company's continued cost reduction efforts and cost efficiencies related to increased volume.

     Selling, general and administrative expenses increased to $359.3 for the nine months ended September 30, 2000 from $339.2 in the same period in 1999. This increase resulted from personnel and other costs primarily related to billing system conversions. As a percentage of net sales, selling, general and administrative expenses were 25.1% and 26.6% for the nine months ended September 30, 2000 and 1999, respectively.

     The amortization of intangibles and other assets was $24.2 and $23.4 for the nine months ended September 30, 2000 and 1999, respectively.

     Net interest expense was $29.3 for the nine months ended September 30, 2000 compared with $31.2 for the same period in 1999.

     The provision for income taxes as a percentage of earnings before taxes was 46.0% for the nine months ended September 30, 2000 compared to 38.0% for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Company reduced its valuation allowance applied against its deferred tax assets by $7.5, thereby reducing its provision for income taxes as a percentage of earnings before taxes by approximately 8 percentage points. The reduction in the effective rate, before consideration of the 1999 valuation allowance reduction, is related to increased earnings before taxes and the reduced impact that non deductible goodwill has on the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $177.7 and $128.9 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The increase in cash flow from operations primarily resulted from improved earnings and increases in accounts payable and accrued expenses offset by increases in accounts receivable. Capital expenditures were $39.7 and $53.6 for the first nine months of 2000 and 1999, respectively.

     During the first nine months of 2000, the Company has repaid $73.0 of its bank debt, made cash payments on business acquisitions totaling $88.4, and purchased $39.7 of capital assets. All of these transactions have been financed through internally generated funds.

     The Company maintained its days sales outstanding (DSO) of 70 days at September 30, 2000, unchanged from the end of the second quarter of 2000. Since September 1999, the Company has reduced its DSO by a total of 6 days and as of October 15, 2000, 80% of total revenues are currently being processed on the Company's centralized billing system.

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     For a discussion of legal proceedings which may impact the Company's liquidity and capital resources see "Note 6 to the Company's Unaudited Condensed Consolidated Financial Statements".

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               See "Note 6 to the Company's Unaudited Condensed
          Consolidated Financial Statements" for the nine months ended September 30, 2000

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                27 Financial Data Schedule (electronically filed version only).
                     Exhibits and Reports on Form 8-K (continued)

          (b)   Reports on Form 8-K


                (1) A current report on Form 8-K dated August 24, 2000 was filed on September 11, 2000, by the registrant, in connection with the press release dated August 24, 2000 announcing that the Company signed a multi-year national contract with Nashville based HealthTrust Purchasing Group, L.P. (HPG), one of the country's largest group purchasing organizations.

                (2)  A current report on Form 8-K dated September 19,
                     2000 was filed on September 27, 2000, by the registrant, in connection with the press release dated September 19, 2000 announcing that the Company presented its latest findings on HIV viral load trends in the United States at the Interscience Conference on Antimicrobial Agents and chemotherapy (ICAAC) in Toronto, Canada.

                (3)  A current report on Form 8-K dated September 27,
                     2000 was filed on September 28, 2000, by the registrant, in connection with the press release dated September 27, 2000 announcing that Roche Holdings, Inc. has indicated that it plans to sell up to 5.0 million shares of the Company's common stock.

                (4) A current report on Form 8-K dated October 16, 2000 was filed on October 16, 2000, by the registrant, in connection with the press release dated October 16, 2000 announcing that Roche Holdings, Inc. (Roche), a subsidiary of Hoffman-La Roche of Switzerland and the current owner of 44% of LabCorp's common stock, on October 13, 2000 sold 3,625,000 shares of LabCorp in a SEC-registered public offering through underwriters led by Credit Suisse First Boston.

                (5) A current report on Form 8-K dated October 23, 2000 was filed on October 23, 2000, by the registrant, in connection with the press release dated October 23, 2000 announcing the results for the quarter and nine months ended September 30, 2000.

                (6) A current report on Form 8-K dated October 23, 2000 was filed on October 23, 2000, by the registrant, in connection with Summary information of the Company dated October 23, 2000.

                (7)  A current report on Form 8-K dated September 28,
                     2000 was filed on October 31, 2000, by the registrant, in connection with the Underwriting Agreement, dated October 13, 2000, entered into by the Company, Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and UBS Warburg LLC (together, the "Underwriters"), and selling stockholders Roche Holdings, Inc., Thomas P. MacMahon and Bradford T. Smith (together, the "Selling stockholders").

                (8) A current report on Form 8-K dated November 6, 2000 was filed on November 7, 2000 by the registrant, in connection with the press release dated November 6, 2000 announcing that the Company's Houston toxicology laboratory has received certification from the Substance Abuse and Mental Health Services Administration (SAMHSA) for workplace drug testing.

                (9) A current report on Form 8-K dated November 10, 2000 was filed on November 13, 2000 by the registrant, in connection with the press release dated November 10, 2000 announcing that Standard & Poor's has upgraded its corporate credit and bank loan ratings for LabCorp two levels, from BB+ to BBB.

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

November 14, 2000