Form 10-K
period 2000-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2001-03-09
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934
For the fiscal year ended       December 31, 2000
                         ---------------------------------------------
OR
------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of exchange on which registered
-------------------------------       ------------------------------------
Common Stock, $0.10 par value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
               ------
State the aggregate market value of the voting common equity held by non-affiliates of computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,778,795,308 at February 28, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 34,896,433 shares as of February 28, 2001, of which 11,352,537 shares are held by indirect wholly owned subsidiaries of Roche Holdings Ltd.

                                  PART I

Item 1.   DESCRIPTION OF BUSINESS

     Laboratory Corporation of America Holdings (the "Company"), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2000 net revenues. Through a national network of laboratories, the Company offers more than 4,000 different clinical laboratory tests which are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. Since its founding in 1971, the Company has grown into a network of 24 primary testing facilities and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 50 states.

THE CLINICAL LABORATORY TESTING INDUSTRY

     Laboratory tests and procedures are used generally by hospitals, physicians and other health care providers and commercial clients to assist in the diagnosis, evaluation, detection, monitoring and treatment of diseases and other medical conditions through the examination of substances in the blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical testing, which is performed on body fluids including blood and urine, or anatomical pathology testing, which is performed on cytologic samples, tissue and other samples, including human cells. Clinical and anatomical pathology procedures are frequently ordered as part of regular physician office visits and hospital admissions in connection with the diagnosis and treatment of illnesses. Certain of these tests and procedures are used principally as tools in the diagnosis and treatment of a wide variety of medical conditions such as cancer, AIDS, endocrine disorders, cardiac disorders and genetic disease. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, thin layer cytology Pap smears, HIV tests, microbiology cultures and procedures and alcohol and other substance-abuse tests.

     The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company.

     The Company believes that in 2000 approximately 49% of the clinical testing revenues in the United States were derived by hospital-based laboratories, approximately 13% were derived by physicians in their offices and laboratories and approximately 38% were derived by independent clinical laboratories. The Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") has estimated that in 2000 there were over 5,000 independent clinical laboratories in the United States.

EFFECT OF MARKET CHANGES ON THE CLINICAL LABORATORY BUSINESS

     Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care organizations typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. Such discounts have historically resulted in price erosion and have negatively impacted the Company's operating margins. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2000 such capitated contracts accounted for approximately $101.9 million of the Company's net sales. The increase in managed care and insurance companies attempts to control utilization of medical services overall has also resulted in declines in the utilization of laboratory testing services.

     In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally serves indigent patients) and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules in conjunction with certain budgetary bills. The
Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well.

     Despite the market changes discussed above, the Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including: the expanded base of genomics knowledge which has led to an enhanced appreciation of the value of gene-based diagnostic assays for guiding both the development and stratification of patient-related data for new therapeutics as well as an increased awareness by physicians that clinical laboratory testing is a cost-effective means of prevention, early detection of disease and monitoring of treatment. Additional factors which may lead to future volume growth include: an increase in the number and types of tests which are, due to advances in technology and increased cost efficiencies, readily available on a more affordable basis to physicians; expanded substance-abuse testing by corporations and governmental agencies; increased testing for sexually transmitted diseases such as AIDS; and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payors, particularly managed care organizations.

LABORATORY TESTING OPERATIONS AND SERVICES

     The Company has 24 primary testing facilities, and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories. A "branch" is a central office which collects specimens in a region for shipment to one of the Company's laboratories for testing. Test results can be printed at a branch and conveniently delivered to the client.
A branch also is used as a base for sales staff. Generally, "patient service center" is a facility maintained by the Company to serve the physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers also function as "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. The Company processed an average of approximately 260,000 patient specimens per day in 2000. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information.

     Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each specimen helps to assure that the results are attributed to the correct patient. The test request forms are sent to a data entry terminal where a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the computer system, the tests are performed and the results are entered through computer interface or manually, depending upon the tests and the type of equipment involved. Most of the Company's computerized testing equipment is directly linked with the Company's information systems. Most routine testing is completed by early the next morning, and test results are printed and prepared for distribution by service representatives that day. Some clients have local printer capability and have reports printed out directly in their offices. Clients who request that they be called with a result are so notified in the morning. It is Company policy to notify the client immediately if a life-threatening result is found at any point during the course of the testing process.

TESTING SERVICES

     Routine Testing

     The Company currently offers approximately 4,000 different clinical laboratory tests or procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or to search for an otherwise undiagnosed condition. The most frequently requested routine tests include blood chemistry analyses, urinalyses, blood cell counts, Pap smears and HIV tests. These routine procedures are most often used by practicing physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish an in-house laboratory to perform some of the tests.

     The Company performs this core group of routine tests in each of its 24 primary testing facilities, which constitutes a majority of the testing performed by the Company. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

     Specialty and Niche Testing

     While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized in nature. One of the primary growth strategies of the Company is the continued expansion of its specialty and niche businesses, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty and niche businesses are designed to serve two market segments: (i) markets which are not served by the routine clinical testing laboratory and therefore are subject to less stringent regulatory and reimbursement constraints; and (ii) markets which are served by the routine testing laboratory and offer the possibility of adding related services from the same supplier. The Company's research and development group continually seeks new and improved technologies for early diagnosis. For example, the Company's Center for Molecular Biology and Pathology (CMBP) is a leader in molecular diagnostics and polymerase chain reaction (PCR) technologies which are often able to provide earlier and more reliable information regarding HIV, genetic diseases, cancer and many other viral and bacterial diseases. In August 2000, the Company acquired Los Angeles-based National Genetics Institute, Inc. (NGI), a leader in the development of PCR assays for Hepatitis C (HCV). Management believes these technologies may represent a significant savings to managed care organizations by increasing the detection of early stage (treatable) diseases. The following are specialty and niche businesses in which the Company offers testing and related services:

  Infectious Disease. The Company provides complete viral load testing as well as HIV genotyping and phenotyping. In 2000, the Company added HIV GenoSure-Trademark- to its portfolio of HIV resistance testing services. Additionally, the Company provides comprehensive testing for HCV including both PCR testing and genotyping at both CMBP and NGI. The Company's use of this leading-edge technology puts it in the forefront of HIV drug resistance testing-one of the most important issues surrounding the treatment of HIV.

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

  Diagnostic Genetics. The Company offers cytogenetic, molecular cytogenetic, biochemical and molecular genetic tests.

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

  Oncology Testing. The Company offers an extensive series of testing technologies that aid in diagnosing and monitoring certain cancers and predicting the outcome of certain treatments. At NGI, scientists have novel assays for melanoma and breast cancer in varying stages of clinical trials.

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

     The specialized or niche testing services noted above, as well as other complex procedures, are sent to designated facilities where the Company has concentrated the people, instruments and related resources for performing such procedures so that quality and efficiency can be most effectively monitored. CMBP and NGI also specialize in new test development and education and training related thereto.

CLIENTS

     The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2000, no client or group of clients under the same contract accounted for more than two percent of the Company's net sales. The primary client groups serviced by the Company include:

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

     Hospitals

     The Company provides hospitals with services ranging from routine and specialty testing to contract management services. Hospitals generally maintain an on-site laboratory to perform immediately needed testing on patients receiving care. However, they also refer less time sensitive procedures, less frequently needed procedures and highly specialized procedures to outside facilities, including independent clinical laboratories and larger medical centers. The Company typically charges hospitals for any such tests on a fee-for-service basis which is derived from the Company's customer fee schedule.


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


     Other Institutions

     The Company serves other institutions, including governmental agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company's testing capabilities. The institutions typically pay on a negotiated fee-for-service basis.

PAYORS

     Most testing services are billed to a party other than the "client" that ordered the test. In addition, tests performed by a single physician may be billed to different payors depending on the medical benefits of a particular patient. Payors other than the direct patient, include, among others, insurance companies, managed care organizations, Medicare and Medicaid. Based on the year ended December 31, 2000 billings to the Company's respective payors based on the total volume of accessions are as follows:

                                                      Revenue
                         Accession Volume as a %        per
                                of Total              Accession
                         ------------------------     ----------
Private Patients                3.3%                  $102.87
Medicare, Medicaid and
Insurance                      15.6%                  $ 29.80
Commercial Clients             40.9%                  $ 22.42
Managed Care                   40.2%                  $ 29.25

AFFILIATIONS AND ALLIANCES

     One of the Company's primary growth strategies is to develop an increasing number of hospital alliances. These alliances can take several different forms, including laboratory technical support (management) contracts, reference agreements and cooperative testing arrangements. As hospitals continue to be impacted by decreasing fee schedules from third party payors and managed care organizations, the Company believes that they will seek the most cost-effective laboratory services for their patients. Management believes the Company's economies of scale as well as its delivery system will enable it to assist hospitals in achieving these goals. These alliances allow both parties to take advantage of synergies and/or best practices to provide improved and cost effective services to the community. In 2000, the Company added 43 agreements with hospitals, physician groups and other health care provider organizations representing approximately $25 million of annual sales associated with alliance activity.

     The Company provides technical support services in a variety of health care settings. In these relationships, the Company generally supplies the laboratory manager and other laboratory personnel, as well as equipment and testing supplies, to manage a laboratory that is owned by a hospital, managed care organization or other health care provider. Under the typical laboratory technical support agreement, the laboratory manager, who is employed by the Company, reports to the hospital or clinic administration. Thus, the hospital or clinic ("Provider") maintains control of the laboratory. A pathologist designated by the Provider serves as medical director for the laboratory.

     Reference agreements provide a means for hospitals to outsource patient laboratory testing services that are not time critical (e.g., test results reported within twenty-four hours of drawing the specimen as opposed to those requiring two to four hour turnaround). These agreements allow the hospital to maintain their own stat/emergency lab on-site, while eliminating certain costs of maintaining a full-service lab on their premises.

     Hospitals increasingly look beyond their in-house patient base and seek to provide services to outreach patients within their greater local community. The Company has focused on developing cooperative testing relationships with such hospitals in which the parties combine efforts to support the needs of a specific community. These relationships center around capitalizing on a partner hospital's ability to provide low cost, high quality esoteric testing. These shared service agreements create ventures that provide communities with synergistic high quality testing services within a single infrastructure.

     An important advantage the Company offers to its clients is the flexibility of the Company's information systems used for contract management services and for creating bi-directional interfaces to support the Company's cooperative testing arrangements. In addition to the ability to be customized for a particular user's needs, the Company's information systems also interface with several hospital and clinic systems, giving the user more efficient and effective information flow.

     The Company's alliance contracts typically have terms between three and five years. However, most contracts contain a clause that permits termination prior to the contract expiration date. The termination terms vary but they generally fall into one of the following categories: (1) termination without cause by either the Company or the contracted Provider after written notice (generally 60 to 120 days prior to termination); (2) termination by the contracted Provider only if there are uncorrected deficiencies in the Company's performance under the contract after notice by the contracted Provider; (3) termination by the contracted Provider if there is a loss of accreditation held by any Company laboratory that services the contracted Provider, which accreditation is not reinstated within 30 days of the loss, or up to 30 days' notice if there is a decline in the quality of services provided under such contract which remains uncorrected after a 15-day period; or (4) should the Company or Provider's service requirements change to the extent that the new service requirements affect the profitability or stability of the alliance relationship and the terms cannot be re-negotiated to the satisfaction of both parties. While the Company believes that it will maintain and renew its existing contracts, there can be no assurance of such maintenance or renewal.

     The Company has developed several different pricing formulas under its alliance contracts. In certain cases, profitability may depend on the Company's ability to accurately predict test volumes, patient encounters or the number of admissions.

SALES AND MARKETING AND CLIENT SERVICE

     The Company offers its services through a combination of direct sales generalists and specialists. Sales generalists market the mainstream or traditional routine laboratory services primarily to physicians, while specialists concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as identity testing or genetic testing. Specialist positions are established when an in-depth level of expertise is necessary to effectively offer the specialized services. When the need arises, specialists and generalists work cooperatively to address specific opportunities. At December 31, 2000, the Company employed 229 generalists and 113 specialists. The Company's sales generalists and specialists are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are primarily based upon the individual's productivity in generating new business for the Company.

     The Company also employs regional service managers and account managers ("AMs") to interact with clients on an ongoing basis. AMs monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client's regular point of contact with the Company. At December 31, 2000, the Company employed 296 AMs. AMs are compensated through a combination of salaries and bonuses commensurate with each individual's qualifications and responsibilities.

     The Company believes that the clinical laboratory service business is shifting away from the traditional direct sales structure to one in which the purchasing decisions for laboratory services are increasingly being made by managed care organizations, insurance plans, employers and even by patients themselves. In view of these changes, the Company has adapted its sales and marketing structure to more appropriately address the opportunities presented by this shift.

     The Company competes primarily on the basis of the quality of its testing, reporting and information systems, its reputation in the medical community, the pricing of its services and its ability to employ qualified personnel. During 2000, one of the Company's goals has been to improve client service. An important factor in improving client service includes the Company's initiatives to improve its billing process. See "-Billing."

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

     In 2000, the Company continued to focus its information systems activities on the consolidation of the Company's multiple laboratory and billing systems to standardized laboratory testing and billing systems. The Company has established regional data centers to more effectively handle the information processing needs of the Company. The Company believes that benefits can be derived from the conversion of its multiple billing systems into a centralized system. Implementation of the billing systems conversion began in 1997 and is expected to be substantially completed during 2001 and 2002. During 2000, the Company capitalized approximately $11.0 million in information systems development and implementation costs related directly or indirectly to billing systems. The Company anticipates capitalizing an additional $7.0 to $9.0 million in such development and implementation costs during 2001.

BILLING

     Billing for laboratory services is a complex process. Laboratories must bill many different payors such as doctors, patients, hundreds of different insurance companies, Medicare, Medicaid and employer groups, all of whom have different billing requirements. The Company believes that a majority of its bad debt expense is the result of non-credit related issues which slow the billing process. A primary cause of bad debt expense is missing or incorrect billing information on requisitions. The Company believes that this experience is similar to that of its primary competitors. The Company performs the requested tests and returns back the test results regardless of whether billing information has been provided at all or has been provided incorrectly. The Company subsequently attempts to obtain any missing information or rectify any incorrect billing information received from the health care provider. Among the many other factors complicating the billing process are more intricate billing arrangements due to contracts with third-party administrators, disputes between payors as to the party responsible for payment of the bill and auditing for specific compliance issues.

     During 2000, the Company's days sales outstanding (DSO) were reduced 6 days from December 31, 1999 levels to 68 days as a result of Company-wide efforts to increase cash collections from all payors, as well as on-going improvements to claim submission processes. The Company is continuing to take the steps necessary to improve DSO and cash collections by:

1. Conversion  of  decentralized  billing  locations to a centralized
   billing     system.  During 2000, the  Tampa, Louisville  and  Houston locations were converted.
2. Assigning focused, cross functional billing operations teams to implement best practices throughout the Company, with particular emphasis on geographic areas with higher DSO's, and identifying underlying causes for and solutions to payment delays.

3. During the first quarter of 2000, the Company implemented an initiative to reduce the number of requisitions received that are missing certain billing information. This initiative involves measuring the number of clinical requisitions received by ordering client, as well as what specific information was not provided. The Company then identifies root causes of why the information was missing and takes steps to ensure that information is provided in the future. These steps include re-educating clients as to what information is needed in order for the Company to bill and collect for the test. During the year, the percentage of requisitions received which were missing billing information decreased by over 20%.

     Although there can be no assurance of success, the Company has developed a number of initiatives to address the complexity of the billing process and to improve collection rates. These initiatives include: 1) installation of personal computer based products in client offices and Company locations to help with the accuracy and completeness of billing information captured on the front-end; 2) establishment of a project group to focus on improvements in order entry; and 3) development and implementation of enhanced eligibility checking to compare information to payor records before billing.
Additionally, the Company believes that it can benefit from the conversion of its multiple billing systems into a centralized system. Currently, 80% of the Company's billing is performed on this centralized system. By the end of 2001, the Company plans to have approximately 90% of its billing performed on the centralized system.

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

     During 1998, the Company's forensic crime laboratory, located at CMBP, was accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board ("ASCLD/LAB") in the category of DNA testing. Under the Crime Laboratory Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant and security, and personnel safety procedures meet stringent quality standards. The Company is one of 207 ASCLD accredited crime laboratories worldwide, and is one of only four private crime laboratories holding the accreditation. Accreditation is granted for a period of five years provided that a laboratory continues to meet the standards during that period.

COMPETITION

     The clinical laboratory business is intensely competitive. The Company believes that in 2000 the entire United States clinical laboratory testing industry had revenues exceeding $32 billion; approximately 49% of such revenues were attributable to hospital-affiliated laboratories, approximately 39% were attributable to independent clinical laboratories and approximately 13% were attributable to physicians in their offices and laboratories. There are presently two national independent clinical laboratories: the Company, and Quest Diagnostics Incorporated ("Quest"), which had approximately $3.4 billion in revenues from clinical laboratory testing in 2000.

     In addition to the other national clinical laboratory, the Company competes on a regional basis with many smaller regional independent clinical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that the following factors, among others, are often used by health care providers in selecting a laboratory: 1) pricing of the laboratory's test services; 2) accuracy, timeliness and consistency in reporting test results; 3) number and type of tests performed; 4) service capability and convenience offered by the laboratory; and 5) its reputation in the medical community. The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies to improve its competitive position.

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

Employees

     At February 28, 2001, the Company had approximately 18,850 full-time equivalent employees. A subsidiary of the Company has one collective bargaining agreement which covers approximately 23 employees. The Company believes that its overall relations with its employees are good.

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

     Regulation of Clinical Laboratories

     The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. Pursuant to CLIA, clinical laboratories must meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

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

     The Company also is subject to state regulation in some states. CLIA provides that a state may adopt regulations different from or more stringent than those under federal law, and a number of states do have their own laboratory regulatory schemes. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records. For example, some of the Company's laboratories are subject to the State of New York's clinical laboratory regulations, which contain provisions that are more stringent than those under federal law.

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

     Reimbursement of Clinical Laboratory Services

     In 2000 and 1999, the Company derived approximately 16% and 19%, respectively, of its net sales from tests performed for beneficiaries of the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs because clients often want a single laboratory to perform all of their testing services. Both governmental and private sector payors have made efforts to contain or reduce health care costs, including reimbursement for clinical laboratory services, in recent years.

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

     The new automated chemistry profile billing policy is intended to reduce the number of non-Medicare covered "screening tests" which Medicare believes have in the past been inappropriately billed to Medicare. The BBA also required the Department of Health and Human Services to adopt uniform coverage, administration and payment policies for lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses. These uniform policies will replace local Medicare coverage policies. The proposed rules were published on March 10, 2000. However, the rules will not be effective until one year after publication of final rules, and it is uncertain when final rules will be published. Due to the variety of new rules (including limited coverage rules) which have been adopted or proposed recently to address these issues, the Company does not believe a meaningful estimate of the potential revenue impact of these developments can be made at this time. The Company will continue to monitor this issue going forward.

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

     Security and Confidentiality of Health Information

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes provisions that affect how electronically transmitted patient information and claims are to be handled. The reach of these provisions is quite broad because they apply to all health information that is or ever has been electronically transmitted or electronically maintained by a health plan, health care provider or health care data clearinghouse. Pursuant to HIPAA, proposed rules have been published addressing standards for electronic data formatting, the security of electronic transmission and maintenance of health information, and protecting the privacy of health information. The Company is currently performing a detailed evaluation of the recently published federal regulations in order to establish resource and financial projections necessary to meet the two-year implementation requirements after the date of publication. Failure to comply could result in significant civil and/or criminal penalties. As will be the case for virtually all healthcare-related organizations, complying with the various HIPAA requirements will be a multi-year, entity-wide effort requiring capital and personnel time and effort. However, until the final regulations are published, the Company is unable to estimate the total cost of compliance.

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

     Recently, the OIG has provided additional guidance regarding arrangements that may violate the anti-kickback laws. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on laboratory tests billed to the physician might violate the anti-kickback act. The OIG reasoned that if the discounts were greater than could otherwise be justified, the proposed arrangement could be viewed as the laboratory providing discounts to the physician in exchange for referral by the physician of non-discounted Medicare program business. Similarly, in a 1999 correspondence, the OIG stated that if any direct or indirect link exists between a price discount that a laboratory offers to a skilled nursing facility ("SNF") for Prospective Payment System ("PPS")- covered services and referrals of Medicare Part B business, the anti-kickback statute would be implicated. Moreover, the OIG concluded that it is continuing to monitor the situation regarding potentially unlawful contracts between SNFs and service providers, including laboratories.

     Under another federal provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless a statutory exception applies, refer Medicare or Medicaid patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. There are federal Stark law exceptions for fair market value compensation to a physician for reasonable and necessary services, and for discounts to physicians purchasing laboratory services. There is also an exception for physician investment in a laboratory company so long as the company's stock is traded on a public exchange, the company has stockholder equity exceeding $75,000,000, and the physician's shares may be purchased on terms generally available to the public. State self-referral laws exist as well, which apply to all patient referrals, not just Medicare and Medicaid.

     There are a variety of other types of federal and state anti-fraud and abuse laws, including laws prohibiting submission of false or otherwise improper claims to federal healthcare programs, and laws limiting the extent of any differences between the Company's charges to Medicare and Medicaid and its charges to other parties. The Company seeks to structure its business to comply with the federal and state anti-fraud and abuse laws. However, the Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under them. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal healthcare program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would have a material adverse affect on the Company's business. In addition, significant criminal or civil penalty resulting from such proceedings could have a material adverse affect on the Company's business.

     Environmental and Occupational Safety

     The Company is subject to licensing and regulation under Federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All Company laboratories are subject to applicable Federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company utilizes outside vendors for disposal of such specimens. In addition, the Federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, on November 6, 2000, Congress passed the Needlestick Safety and Prevention Act which required among other things that companies include in their safety programs, the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. Although the Company is not aware of any current material non-compliance with such Federal, state and local laws and regulations, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

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

Compliance Program

     Because of evolving interpretations of regulations and the national debate over health care fraud and abuse, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant factor throughout the clinical laboratory industry. The Company has implemented a comprehensive company-wide compliance program, in part mandated by a comprehensive five-year Corporate Integrity Agreement with the federal government. This agreement was part of the Company's 1996 settlement of federal and state claims related to billings to Medicare and other federal programs for tests performed by the Company and its predecessors (the "1996 government settlement"). The agreement is similar to corporate integrity agreements arising out of settlements of similar claims by a number of other clinical laboratories following a broad-based government investigation and enforcement initiative. The objective of the Company's compliance program is to develop, implement, and update as necessary compliance safeguards. Emphasis is placed on developing personnel training programs and various monitoring procedures to attempt to achieve implementation of all rules and regulations.

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

Item 2.   PROPERTIES

     The following table summarizes certain information as to the Company's principal operating and administrative facilities as of December 31, 2000.

                                Approximate
                                    Area                   Nature of
     Location                 (in square feet)             Occupancy
--------------------          ----------------             ---------
Operating Facilities:
 Birmingham, Alabama               100,000              Lease expires 2005
 Phoenix, Arizona                   55,000              Lease expires 2009;
                                                         two 5 year renewal
                                                         options
 Los Angeles, California            16,000              Lease expires 2002;
                                                         one 5 year renewal
                                                         option
 San Diego, California              48,000              Lease expires 2007
                                    14,000              Lease expires 2002
 Denver, Colorado                   20,000              Lease expires 2001;
                                                         two 5 year renewal
                                                         options
 Tampa, Florida                     95,000              Lease expires 2009;
                                                         one 5 year renewal
                                                         option
 Chicago, Illinois                  45,000              Lease expires 2003;
                                                         two 5 year renewal
                                                         options
 Louisville, Kentucky               60,000              Lease expires 2002;
                                                         three 5 year
                                                         renewal options
 Detroit, Michigan                  32,000              Lease expires 2004;
                                                         one 10 year renewal
                                                         option
 Kansas City, Missouri              78,000              Owned
 Reno, Nevada                       16,000              Owned
                                    14,000              Lease expires 2003;
                                                         one 2 year renewal
                                                         option
 Raritan, New Jersey               187,000              Owned
 Uniondale, New York               108,000              Lease expires 2007;
                                                         two 5 year renewal
                                                         options
 Burlington, North Carolina        275,000              Owned
 Charlotte, North Carolina          25,000              Lease expires 2003
 Research Triangle Park,
   North Carolina                   71,000              Lease expires 2008;
                                                         three 5 year renewal
                                                         options
                                   111,000              Lease expires 2011;
                                                         three 5 year renewal
                                                         options
 Memphis, Tennessee                 45,000              Lease expires 2001

 Dublin, Ohio                       82,000              Owned

 Southaven, Mississippi             17,000              Owned

 Dallas, Texas                      56,000              Lease expires 2004; one
                                                         5 year renewal option
 Houston, Texas                     70,000              Lease expires 2012; two
                                                         5 year renewal options
 San Antonio, Texas                 44,000              Lease expires 2004; two
                                                         5 year renewal option
 Salt Lake City, Utah               20,000              Lease expires 2002; two
                                                         5 year renewal options
 Chesapeake, Virginia               21,000              Lease expires 2002;three
                                                         5 year renewal options
 Herndon, Virginia                  80,000              Lease expires 2004;
                                                         one 5 year renewal
                                                         option
 Richmond, Virginia                 34,000              Lease Expires 2001; one
                                                         5 year renewal option
 Kent, Washington                   42,000              Lease expires 2005

                                 Approximate
                                    Area                 Nature of
   Location                    (in square feet)          Occupancy
--------------------           ----------------     --------------------

Occupancy
 Operating Facilities cont.:
 Fairmont, West Virginia          25,000            Lease expires 2005;three
                                                      5 year renewal options
  Mechelen, Belgium               20,000            Lease expires 2007

Administrative facilities:
  Raritan, New Jersey             53,000            Owned
  Burlington, North Carolina     293,000            Owned
                                 235,000            Leases expire 2001- 2010;
                                                     various options
                                                     to purchase or renew


     All of the Company's major laboratory facilities have been built or improved for the single purpose of providing clinical laboratory testing services. The Company believes that these facilities are suitable and adequate and have sufficient production capacity for its currently foreseeable level of operations. The Company believes that if it were to lose the lease on any of the facilities it presently leases, it could find alternate space at competitive market rates and readily relocate its operations to such new locations without material disruption to its operations.

Item 3.   LEGAL PROCEEDINGS

     The Company is involved in litigation one of which purports to be a class action brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 government settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies and individuals, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled
in 1996.    The Company is carefully evaluating these claims and has entered into settlement negotiations with the representatives of the parties. Based upon these discussions, Management does not believe that the ultimate outcome of these claims will exceed existing reserves or have a material adverse affect on the Company. On January 9, 2001, the Company was served with a complaint in North Carolina which purports to be a class action and makes claims similar to those referred to above. The Company is carefully evaluating this claim. Due to the early stage of the claim, its outcome cannot be presently predicted.

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

                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "LH". The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock reported on the NYSE Composite Tape.
                                              High          Low
                                             ------        ------
1999
  First Quarter                              23.125        12.500
  Second Quarter                             29.375        16.875
  Third Quarter                              32.500        22.500
  Fourth Quarter                             38.750        24.375

                                              High          Low
                                             ------        ------
2000
  First Quarter                              46.875        31.250
  Second Quarter                             81.000        39.375
  Third Quarter                             132.500        76.250
  Fourth Quarter                            183.000       108.250

                                              High         Low
                                            -------       -------
2001
  First Quarter (through February 28, 2001) 162.000       119.500

     During May 2000, the Company's shareholders approved a 1-for-10 reverse stock split. The reported sales prices reflect such reverse stock split.

     On February 28, 2001 there were 713 holders of record of the Common
Stock.

     In 1994, the Company discontinued its dividend payments for the foreseeable future in order to increase its flexibility with respect to its acquisition strategy. In addition, the Company's credit agreement, as amended, places certain restrictions, as defined in the credit agreement, on the payment of dividends.

Item 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the four-year period ended December 31, 2000 are derived from consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the period ended December 31, 1996 is derived from consolidated financial statements of the Company, which has been audited by other independent accountants. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

                                            Year Ended December 31,
                                 -----------------------------------------
                                      2000            1999          1998
                                 ------------      ----------    ---------
                                (Dollars in millions, except per share amounts)
Statement of Operations Data:
 Net sales                          $1,919.3        $1,698.7     $1,612.6
 Gross profit                          766.6           629.1        563.4
 Operating income (loss)               245.6 (a)       149.7        127.6
Net earnings (loss)                    112.1            65.4         68.8

 Basic earnings (loss) per
  common share                      $   3.29        $   1.18     $   1.95

 Diluted earnings (loss) per
  common share                      $   3.22        $   1.16     $   1.95
 Basic weighted average common
  shares outstanding
  (in thousands)                      23,540          12,666       12,485

 Diluted weighted average common
  shares outstanding
  (in thousands)                      24,075          12,877       12,485

Balance Sheet Data:
 Cash and cash equivalents          $   48.8        $   40.3     $   22.7
 Intangible assets, net                865.7           803.9        836.2
 Total assets                        1,666.9         1,590.2      1,640.9
 Long-term obligations and
  redeemable preferred stock (c)       355.8         1,041.5      1,110.0
 Due to affiliates (d)                   1.4             3.5          1.7
 Total shareholders' equity            877.4           175.5        154.4

                                            YEAR ENDED DECEMBER 31,
                                      ---------------------------------
                                        1997                  1996
                                      ----------           ------------
Statement of Operations Data:
 Net Sales                            $ 1,579.9            $ 1,676.2
 Gross profit                             499.4                492.3
 Operating income (loss)                  (92.0)(e)           (118.8)(b)
Net earnings (loss)                      (106.9)              (153.5)

 Basic earnings (loss) per
  common share                        $   (10.61)          $   (12.49)

 Diluted earnings (loss) per
  common share                        $   (10.61)          $   (12.49)
 Basic weighted average common
  shares outstanding
  (in thousands)                          12,324               12,292

 Diluted weighted average common
  shares outstanding
  (in thousands)                          12,324               12,292
 Ratio of earnings to combined
  fixed charges and preferred
  stock dividends (f)                         NA                   NA

Balance Sheet Data:
 Cash and cash equivalents            $     23.3           $     29.3
 Intangible assets, net                    851.3                891.1
 Total assets                            1,658.5              1,917.0
 Long-term obligations and
  redeemable preferred stock (c)         1,200.1              1,089.4
 Due to affiliates (d)                       2.2                190.5
 Total shareholders' equity                129.1                258.1


(a) In the fourth quarter of 2000, the Company recorded a $4.5 million restructuring charge relating to the closing of its Memphis drug testing facility.

(b) In the second quarter of 1996, the Company recorded certain pre-tax charges of a non-recurring nature including additional charges related to the restructuring of operations following the merger of the Company in 1995 with
Roche Biomedical Laboratories, Inc. (the "Merger").   The Company recorded a
restructuring charge totaling $13.0 million for the shutdown of its La Jolla, California administrative facility and other workforce reductions. In addition, the Company recorded $10.0 million in non-recurring charges in the second quarter of 1996 related to the integration of its operations following
the Merger.   As a result of negotiations with the Office of the Inspector
General of the Department of Health and Human Services and the Department of Justice related to the 1996 government settlement, the Company recorded a settlement charge of $185.0 million in the third quarter of 1996 to increase accruals for settlements and related expenses of government and private claims resulting from these investigations.

(c) Long-term obligations include capital lease obligations of $7.2 million, $4.4 million, $4.2 million, $5.8 million and $9.8 million at December 31, 2000, 1999, 1998, 1997 and 1996, respectively. Long-term obligations also include the long-term portion of the expected value of future contractual amounts to be paid to the former principals of acquired laboratories. Such payments are principally based on a percentage of future revenues derived from the acquired customer lists or specified amounts to be paid over a period of time. At December 31, 2000, 1999, 1998, 1997 and 1996, such amounts were $2.1 million, $0.0 million, $7.7 million, $9.6 million and $14.8 million, respectively. Long-term obligations exclude amounts due to affiliates. On June 6, 2000, the Company called for redemption all of its outstanding redeemable preferred stock, resulting in the conversion of substantially all of the preferred stock into common stock.

(d) In December 1996, Roche loaned $187.0 million to the Company to fund the 1996 government settlement in the form of a promissory note. Such note bore interest at a rate of 6.625% per annum and was repaid in June, 1997 with proceeds from the offering of preferred stock.

(e) During the fourth quarter of 1997 the Company recorded a provision for doubtful accounts of $182.0 million, which was approximately $160.0 million greater than the amount recorded in the fourth quarter of 1996 and a $22.7 million provision for restructuring certain laboratory operations.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     General

     During 2000, the Company experienced strong growth primarily as a result of continued implementation of its strategic plan. The Company continues to emphasize customer satisfaction and expanding those laboratory services which offer the greatest benefit to patients, clinicians, and the Company. While the Company experienced solid growth in all areas, particular growth was noted in the areas of molecular testing for HIV and hepatitis C, genetic testing and oncology testing.

     The Company implemented important new contracts with CIGNA Healthcare, Aetna and UnitedHealthcare, the three largest national managed care companies. These agreements provide the Company expanded opportunities to increase business in new products and key markets. In addition, the Company's agreements with HealthTrust Purchasing Group and AmeriNet expand its reach to many new hospitals, surgery centers, clinics, and physicians, representing a significant revenue opportunity.

     The Company completed several laboratory acquisitions during 2000 which contributed to the strong growth. The largest acquisition was National Genetics Institute (NGI) in Los Angeles, which was acquired at the end of July and has enhanced our leadership position in genomic testing. The Company believes that NGI's reputation with leading biotech and pharmaceutical firms will continue to play an important role helping to expand the Company's clinical testing opportunities. In addition to hepatitis C, NGI is developing assays for melanoma and breast cancer, two areas targeted by many companies for new drug development.

     In addition to the new contracts and relationships discussed above, the Company believes future performance will be positively affected by the following factors:

     1. As noted in the latest census information, the South, Southwest and West all had sizeable gains in overall population. With this population growth, increased demand for testing is anticipated in these areas and management believes the Company is well positioned to benefit from this increased demand.
     2. The aging of America and the increase in life expectancy is expected to lead to more testing, both routine and esoteric.
     3. Over the past year and a half, managed-care providers have been shifting their approach to delivering health care by more frequently using diagnostic testing to improve outcomes and achieve greater economic benefit. Approximately 40% of the Company's revenues are derived from managed care. As a result, this recognition of the predictive value of early diagnostic testing should positively impact our volumes in both routine and esoteric testing.

     During the first half of the year, the Company was involved in several transactions affecting its capital structure. During May 2000, the Company's stockholders approved a 1-for-10 reverse stock split. On June 6, the Company called for redemption all of its outstanding Series A and Series B Preferred Stock resulting in the conversion of substantially all of the preferred stock into common stock. The Company also assisted in the successful placement of
6.5 million shares of the Company's stock formerly owned by Roche, and increased the number of shares traded in the open market and available for purchase by other investors.

     In November 2000, Standard & Poor's upgraded the Company's corporate credit and bank loan ratings two levels, from BB+ to BBB. This investment-grade rating offers the Company additional financial flexibility as growth opportunities are identified.

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

     The Company experienced positive growth in both its net revenues and operating cash flows during the third and fourth quarters of 2000 in comparison to the prior year. However, there can be no assurances that this trend will extend into the future.

Results of Operations

Year ended December 31, 2000 compared with Year ended December 31, 1999.

     Net sales for 2000 were $1,919.3 million, an increase of 13.0% from $1,698.7 million reported in the comparable 1999 period. Sales increased approximately 9.0% due to an increase in volume and 4.0% due to an increase in price per accession (which reflects actual price increases and changes in the mix of tests performed). These increases occurred as a result of the Company's ability to win new business and successfully retain and increase business from existing customers. Excluding acquisitions, revenues would have increased 11.6%.

     Cost of sales, which includes primarily laboratory and distribution costs, was $1,152.7 million for 2000 compared to $1,069.6 million in the corresponding 1999 period, an increase of 7.8%. Cost of sales increased approximately $91.0 million due to an increase in volume offset by labor efficiencies due to streamlining of operations. Cost of sales as a percentage of net sales was 60.0% for 2000 and 63.0% in the corresponding 1999 period. The decrease in the cost of sales as a percentage of net sales primarily resulted from continued cost reduction efforts and economies of scale achieved through volume growth.

     Selling, general and administrative expenses increased to $483.0 million in 2000 from $448.2 million in the same period in 1999 representing an increase of $34.8 million or 7.8%. Selling, general and administrative expenses were 25.2% and 26.4% as a percentage of net sales in 2000 and 1999, respectively. The increase in selling, general and administrative expenses is primarily the result of the Company's acquisitions during the year combined with billing conversion-related costs such as salaries and telephone expenses.

     During the fourth quarter of 2000, the Company recorded a $4.5 million restructuring charge relating to the closing of its Drug Testing laboratory in Memphis, Tennessee. These operations are being absorbed by other Company facilities. This restructuring is expected to be completed by the second quarter of 2001 and is expected to result in annualized savings of approximately $7.0 million.

     Interest expense was $38.5 million in 2000 compared to $41.6 million in 1999. This decrease is related to the Company's reduction in its outstanding debt of approximately $95.0 million. See "Liquidity and Capital Resources."

     Provision for income taxes was $95.5 million in 2000 compared to $40.1 million in 1999. See "Note 11 to Consolidated Financial Statements" for a further discussion of income taxes.

Year ended December 31, 1999 compared with Year ended December 31, 1998.

     Net sales for 1999 were $1,698.7 million, an increase of 5.3% from $1,612.6 million reported in the comparable 1998 period. Sales increased 3.1% due to an increase in price per accession (which reflects actual price increases and changes in the mix of tests performed) and 2.2% due to an increase in volume. These increases occurred as a result of specific initiatives in the Company's strategic plan that has created an improved business climate.

     Cost of sales was $1,069.6 million for 1999 compared to $1,049.2 million in the corresponding 1998 period, an increase of 1.9%. Cost of sales increased approximately $23.0 million due to an increase in volume, approximately $2.0 million due to an increase in medical consulting fees and approximately $5.6 million due to an increase in testing supplies. These increases were offset by a decrease in salaries of $2.5 million due to streamlining of operations, and decreases in insurance ($2.6 million), telephone ($3.8 million) and freight ($1.3 million) expenses as a result of continued cost control measures. Cost of sales as a percentage of net sales was 63.0% for 1999 and 65.1% in the corresponding 1998 period. The decrease in the cost of sales percentage of net sales primarily resulted from the cost reduction efforts mentioned above and economies of scale achieved through volume growth.

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

Liquidity and Capital Resources

     Net cash provided by operating activities was $246.7 million, $180.5 million and $125.1 million, in 2000, 1999 and 1998, respectively. The increase in cash flow from operations in 2000 primarily resulted from improved earnings and improved days sales outstanding (DSO).

     Capital expenditures were $55.5 million, $69.4 million and $58.7 million for 2000, 1999 and 1998, respectively. The Company expects capital expenditures to be between $70.0 million and $75.0 million in 2001. These expenditures are intended to continue to improve billing systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's credit facilities.

     The Company's DSO at the end of 2000 improved to 68 days as compared to 74 days at the end of 1999. This improvement was due to Company-wide efforts to increase cash collections from all payors, as well as on-going improvements to claim submission processes. In addition, the Company is continuing to take the steps necessary to improve DSO and cash collections by:

1. Converting decentralized billing locations to a centralized billing system. During 2000, the Tampa, Louisville, and Houston locations were converted.
2. Assigning focused, cross functional billing operations teams to implement best practices throughout the Company, with particular emphasis on geographic areas with higher DSO's, and identifying underlying causes for and solutions to payment delays.
3. Implementing an initiative to reduce the number of requisitions received that are missing certain billing information.

     With the completion of the conversion of the Tampa, Louisville, and Houston facilities, approximately 80% of the Company's billings are performed on the Company's centralized system. By the end of the year 2001, management anticipates that approximately 90% of billings will be performed on that system with the remainder converted during 2002. The billing system conversions, combined with improvements in front-end processes, that enhance data capture for billing, are expected to reduce DSO to the mid 60s by the end of 2001.

     The Company expects that these conversions will lower DSO and have a positive impact on the timing of cash collections. The positive effects of these conversions will most likely be realized some time after the completion of the conversions. There can be no assurance that the planned billing conversions will improve the Company's DSO and cash collections.

     During 2000, the Company repaid approximately $95.0 million on its term loan facility. There were no outstanding balances due on its revolving credit facility at the end of 2000 and 1999.

     Based on current and projected levels of operations, coupled with availability under its revolving credit facility, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs. For a discussion of the Company's long-term debt and revolving credit facility, see "Note 9 to Consolidated Financial Statements."

FORWARD-LOOKING STATEMENTS

     The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions with Company management, forward-looking statements concerning the Company's operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", or "anticipates" or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and discussions with Company management, including:

     1) future changes in federal, state, local and third-party payor regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing.

     2) adverse results from investigations of clinical laboratories by the government, which may include significant monetary damages and/or exclusion from the Medicare and Medicaid programs.

     3) loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid or other federal, state or local agencies.

     4) failure to comply with the Federal Occupational Safety and Health Administration requirements and the recently passed Needlestick Safety and Prevention Act which may result in penalties and loss of licensure.

     5) increased competition, including price competition.

     6) changes in payor mix, including an increase in capitated managed-cost health care.

     7) our failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers.

     8) our failure to integrate newly acquired businesses and the cost related to such integration.

     9) adverse results in litigation matters.

    10) our ability to attract and retain experienced and qualified personnel.

    11) failure to maintain our days sales outstanding levels.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company addresses its exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes. The Company enters into interest rate swap agreements to mitigate the risk of changes in interest rates associated with its variable rate bank debt in accordance with the terms of the Company's Credit Agreement. The Company does not believe that its exposure to market risk is material to the Company's financial position or results of operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Index on Page F-1 of the Financial Report included herein.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                 PART III

     The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference to the registrant's definitive proxy statement for its 2001 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2001.

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

          (3)  Index to and List of Exhibits

               Exhibits:

     Exhibits 10.1 through 10.8 and 10.16 through 10.20 are management contracts or compensatory plans or arrangements.

          3.1 - Certificate of Incorporation of the Company (amended pursuant to a Certificate of Merger filed on April 28, 1995) (incorporated by reference herein to the report on Form 8-K dated April 28, 1995, filed with the Commission on May 12, 1995, File No. 1-11353 (the "April 28, 1995 Form 8-K")).
          3.2 - Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated herein by reference to Annex
                  II of the Company's 2000 Annual Proxy Statement filed with the Commission on April 7, 2000).
          3.3 - Amended and Restated By-Laws of the Company (incorporated herein by reference to the April 28, 1995 Form 8-K).
          4.1 - Specimen of the Company's Common Stock Certificate (incorporated herein by reference to the April 28, 1995 Form 8-K).
         10.1 - National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the 1992 10-K).
         10.2 - Settlement Agreement dated November 21, 1996 between the Company and the United States of America.
         10.3 - National Health Laboratories 1988 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-35782) filed with the Commission on July 9, 1990 (the "1990 S-1")).
         10.4 - National Health Laboratories 1994 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Commission on August 12, 1994, File No. 33-55065).
         10.5 - Laboratory Corporation of America Holdings Master Senior Executive Severance Plan (incorporated herein by reference to the report on Form 8-K dated October 24, 1996 (the "October 24, 1996 8-K") filed with the Commission on October 24, 1996, File No. 1-11353).
         10.6 - Special Severance Agreement dated June 28, 1996 between the Company and Timothy J. Brodnik (incorporated herein by reference to the October 24, 1996 8-K).

         10.7 - Special Severance Agreement dated July 12, 1996 between the Company and John F. Markus (incorporated herein by reference to the October 24, 1996 8-K).
         10.8 - Special Severance Agreement dated June 28, 1996 between the Company and Robert E. Whalen (incorporated herein by reference to the October 24, 1996 8-K).
         10.9 - Tax Allocation Agreement dated as of June 26, 1990 between MacAndrews & Forbes Holding Inc., Revlon Group Incorporated, New Revlon Holdings, Inc. and the subsidiaries of Revlon set forth on Schedule A thereto (incorporated herein by reference to the 1990 S-1).
        10.10 - Stockholder Agreement dated as of April 28, 1995 among the Company, HLR Holdings Inc., Hoffmann-La Roche Inc. and Roche Holdings, Inc. (incorporated herein by reference to the April 28, 1995 Form 8-K).
        10.11 - Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the April 28, 1995 Form 8-K).
        10.12 - Amended and Restated Credit Agreement dated as of March 31, 1997 among the Company, the banks named therein and Credit Suisse First Boston as Administrative Agent (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on April 11, 1997, File No. 1-11353).
        10.13 -   Second Amendment to the Amended and Restated Credit
                  Agreement dated as of February 25, 1998 among the Company, the banks named therein and Credit Suisse First Boston as Administrative Agent (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998, File No. 1-11353).
        10.14 - Third Amendment to the Amended and Restated Credit Agreement dated as of May 7, 1999 among the Company, the banks named therein and Credit Suisse First Boston as Administrative
                  Agent (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended
                  June 30, 1999 filed with the Commission on August 16, 1999, File No. 1-11353).
        10.15 -   Fourth Amendment to the Amended and Restated Credit
                  Agreement dated as of June 7, 2000 among the Company, the banks named therein and Credit Suisse First Boston as Administrative Agent (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000, File No. 1-11353).
        10.16 - Laboratory Corporation of America Holdings 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to the report of Form S-8 dated September 26, 1995, filed with the Commission on September 26, 1995).

        10.17 - Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Annex I of the Company's 1996 Annual Proxy Statement filed with the Commission on October 25, 1996).
        10.18 - Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Annex II of the Company's 1999 Annual Proxy Statement filed with the Commission on June 16, 1999).
        10.19 - Laboratory Corporation of America Holdings Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company's 1999 Annual Proxy Statement filed with the Commission of June 16, 1999).
        10.20 - Laboratory Corporation of America Holdings 2000 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company's 2000 Annual Proxy Statement filed with the Commission on April 7, 2000).
        10.21 -   Support Agreement between Roche Biomedical Laboratories,
                  Inc. and Hoffmann-La Roche Inc., dated as of April 27, 1995.
        10.22 - First Amendment to Support Agreement between Roche Biomedical Laboratories, Inc. and Hoffmann-La Roche Inc., dated as of July 26, 1995.
        10.23 - Second Amendment to Support Agreement between Laboratory Corporation of America Holdings, Hoffmann-La Roche Inc., Roche Molecular Systems, Inc. and Roche Diagnostic Systems, Inc., dated as of January 1, 1997.
        10.24 - Third Amendment to Support Agreement between Laboratory Corporation of America Holdings, Hoffmann-La Roche Inc., Roche Molecular Systems, Inc. and Roche Diagnostic Systems, Inc., dated as of October 1, 1997.

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


*    Filed herewith.


(b)  Reports on Form 8-K

     (1) A current report on Form 8-K dated November 14, 2000 was filed on November 15, 2000 by the registrant, in connection with the press release dated November 14, 2000 announcing that the Company had entered into a multi-year contract extension with UnitedHealthcare as a national provider of its clinical laboratory testing.
     (2) A current report on Form 8-K date December 12, 2000 was filed on December 12, 2000 by the registrant, in connection with the press release dated December 12, 2000 announcing the introduction of HIV GENOSURE, a new genotypic resistance assay, to its portfolio of HIV resistance testing services.
     (3) A current report on Form 8-K date February 14, 2001 was filed on February 14, 2001 by the registrant, in connection with the press release dated February 14, 2001 announcing the results for the quarter and twelve-months ended December 31, 2000.
     (4) A current report on Form 8-K date February 14, 2001 was filed on February 14, 2001 by the registrant, in connection with summary information of the Company dated February 14, 2001.

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

                           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           ------------------------------------------
                                          Registrant


                              By: /s/ THOMAS P. MAC MAHON
                                 ------------------------
                                 Thomas P. Mac Mahon
                                 Chairman of the Board, President
                                 and Chief Executive Officer


Dated:  March 9, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 9, 2001 in the capacities indicated.

     Signature                          Title
     ---------                          -----


/s/ THOMAS P. MAC MAHON                 Chairman of the Board,
--------------------------------        President and Chief
Thomas P. Mac Mahon                     Executive Officer
                                        (Principal Executive Officer)

/s/ WESLEY R. ELINGBURG                 Executive Vice President,
--------------------------------        Chief Financial Officer
Wesley R. Elingburg                     and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

/s/ JEAN-LUC BELINGARD*                 Director
---------------------------------
Jean-Luc Belingard

/s/ WENDY E. LANE*                      Director
---------------------------------
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*        Director
---------------------------------
Robert E. Mittelstaedt, Jr.

/s/ JAMES B. POWELL, M.D.*              Director
---------------------------------
James B. Powell, M.D.

/s/ DAVID B. SKINNER, M.D.*             Director
---------------------------------
David B. Skinner, M.D.

/s/ ANDREW G. WALLACE, M.D.*            Director
---------------------------------
Andrew G. Wallace, M.D.


* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.



By:/s/ BRADFORD T. SMITH
   ------------------------------
   Bradford T. Smith
   Attorney-in-fact

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          AND SCHEDULE



                                                           Page

Report of Independent Accountants                          F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of
   December 31, 2000 and 1999                              F-3

Consolidated Statements of Operations for
   the three-year period ended December 31, 2000.          F-4

Consolidated Statements of Changes in Shareholders'
   Equity for the three-year period ended
   December 31, 2000                                       F-5

Consolidated Statements of Cash Flows for the
   three-year period ended December 31, 2000.              F-6

Notes to Consolidated Financial Statements                 F-8

Financial Statement Schedule:

 II - Valuation and Qualifying Accounts and Reserves       F-29

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Laboratory Corporation of America Holdings

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries (the Company) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 9, 2001

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
               (Dollars in millions, except share data)
                                                   December 31,
                                             -----------------------
                                              2000             1999
                                             ------           ------
 ASSETS
Current assets:
  Cash and cash equivalents             $    48.8          $    40.3
  Accounts receivable, net                  368.0              348.0
  Inventories                                31.6               29.1
  Prepaid expenses and other                 18.5               37.5
  Deferred income taxes                      44.8               44.6
                                        ---------          ---------
 Total current assets                       511.7              499.5

Property, plant and equipment, net          272.8              273.2
Intangible assets, net                      865.7              803.9
Other assets, net                            16.7               13.6
                                        ---------          ---------
                                        $ 1,666.9          $ 1,590.2
                                        =========          =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $    52.8          $    43.6
  Accrued expenses and other                127.1              107.0
  Current portion of long-term debt         132.0               95.0
                                        ---------          ---------
 Total current liabilities                  311.9              245.6

Revolving credit facility                      --                 --
Long-term debt, less current portion        346.5              478.4
Capital lease obligations                     7.2                4.4
Other liabilities                           123.9              127.6

Commitments and contingent liabilities         --                 --

Mandatorily redeemable preferred stock
  (30,000,000 shares authorized):
  Series A 8 1/2% Convertible
  Exchangeable Preferred Stock,
  $0.10 par value, 4,363,178 shares
  issued and outstanding at
  December 31, 1999 (aggregate
  preference value of $218.2 at
  December 31, 1999)                           --              213.4

  Series B 8 1/2% Convertible Pay-in-Kind
  Preferred Stock, $0.10 par value,
  6,971,970 shares issued and outstanding
  at December 31, 1999 (aggregate
  preference value of $348.6 at
  December 31, 1999)                           --              345.3

Shareholders' equity:
  Common stock, $0.10 par value; 52,000,000
    shares authorized; 34,869,623
    and 12,878,958 shares issued and
    outstanding at December 31,
    2000 and 1999, respectively               3.5                1.3
  Additional paid-in capital              1,051.7              423.9
  Accumulated deficit                      (168.0)            (245.5)
  Unearned restricted stock compensation     (9.4)              (4.1)
  Accumulated other comprehensive loss       (0.4)              (0.1)
                                        ---------          ---------
    Total shareholders' equity              877.4              175.5
                                        ---------          ---------
                                        $ 1,666.9          $ 1,590.2
                                        =========          =========

The accompanying notes are an integral part of these consolidated financial statements.


     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in millions, except per share data)

                                         Years Ended December 31,
                                    ----------------------------------
                                       2000        1999        1998
                                    ---------    ---------   ---------
Net sales                           $ 1,919.3    $ 1,698.7   $ 1,612.6

Cost of sales                         1,152.7      1,069.6     1,049.2
                                    ---------    ---------   ---------
Gross profit                            766.6        629.1       563.4

Selling, general and
  administrative expenses               483.0        448.2       405.0

Amortization of intangibles
  and other assets                       33.5         31.2        30.8

Restructuring charges                     4.5           --          --
                                    ---------    ---------   ---------
Operating income                        245.6        149.7       127.6

Other income (expenses):
  Gain (loss) on sale of assets          (1.0)        (1.7)        1.6
  Net investment income (loss)            1.5         (0.9)        1.0
  Interest expense                      (38.5)       (41.6)      (48.7)
                                    ---------    ---------   ---------
Earnings before income taxes            207.6        105.5        81.5

Provision for income taxes               95.5         40.1        12.7
                                    ---------    ---------   ---------
Net earnings                            112.1         65.4        68.8

Less preferred stock dividends          (34.3)       (49.6)      (43.6)
Less accretion of mandatorily
  redeemable preferred stock             (0.3)        (0.8)       (0.8)
                                    ---------    ---------   ---------
Net earnings attributable to
  common shareholders               $    77.5    $    15.0   $    24.4
                                    =========    =========   =========
Basic earnings per common share:    $     3.29   $     1.18  $     1.95
                                    ==========   ==========  ==========
Diluted earnings per common share   $     3.22   $     1.16  $     1.95
                                    ==========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                Additional
                                   Common         Paid-in      Accumulated
                                    Stock         Capital        Deficit
                                  ---------     -----------    ------------
BALANCE AT DECEMBER 31, 1997      $    1.2      $    412.8     $   (284.9)
Comprehensive earnings:
  Net earnings                          --              --           68.8
  Other comprehensive earnings:
    Change in valuation
     allowance on securities,
     net of tax                         --              --             --
                                  --------       ---------      ---------
Comprehensive earnings                  --              --           68.8
Issuance of common stock                --             2.9             --
Preferred stock dividends               --              --          (43.6)
Accretion of mandatorily
  redeemable preferred stock            --              --           (0.8)
                                  --------       ---------      ---------
BALANCE AT DECEMBER 31, 1998           1.2           415.7         (260.5)
Comprehensive earnings:
  Net earnings                          --              --           65.4
  Other comprehensive earnings:
    Foreign currency translation
     adjustments                        --              --             --
    Change in valuation allowance
     on securities, net of tax          --              --             --
                                  --------       ---------      ---------
Comprehensive earnings                  --              --           65.4
Issuance of common stock               0.1             3.7             --
Issuance of restricted stock awards     --             4.5             --
Amortization of unearned
  restricted stock compensation         --              --             --
Preferred stock dividends               --              --          (49.6)
Accretion of mandatorily
  redeemable preferred stock            --              --           (0.8)
                                  --------       ---------      ---------
BALANCE AT DECEMBER 31, 1999           1.3           423.9         (245.5)
Comprehensive earnings:
  Net earnings                          --              --          112.1
  Other comprehensive earnings:
    Foreign currency translation
     adjustments                        --              --             --
                                  --------      ----------      ---------
Comprehensive earnings                  --              --          112.1
Issuance of common stock               0.1            17.7             --
Issuance of restricted stock awards     --             9.3             --
Amortization of unearned
  restricted stock compensation         --              --             --
Income tax benefit from stock
  options exercised                     --            19.0             --
Conversion of preferred stock
  into common stock                    2.1           581.8             --
Preferred stock dividends               --              --          (34.3)
Accretion of mandatorily
  redeemable preferred stock            --              --           (0.3)
                                 ---------       ---------      ---------
BALANCE AT DECEMBER 31, 2000     $     3.5       $ 1,051.7      $  (168.0)
                                 =========       =========      =========


                                    Unearned     Accumulated
                                   Restricted       Other            Total
                                     Stock      Comprehensive     Shareholders'
                                  Compensation  Income (loss)        Equity
                                  ------------  -------------     ------------
BALANCE AT DECEMBER 31, 1997         $    --      $    --          $  129.1
Comprehensive income:
  Net income                              --           --              68.8
  Other comprehensive income:
    Change in valuation allowance
     on securities, net of tax            --         (2.0)             (2.0)
                                     -------      -------          --------
Comprehensive income                      --         (2.0)             66.8
Issuance of common stock                  --           --               2.9
Preferred stock dividends                 --           --             (43.6)
Accretion of mandatorily
redeemable preferred stock                --           --              (0.8)
                                     -------      -------          --------

BALANCE AT DECEMBER 31, 1998              --         (2.0)            154.4
Comprehensive income:
  Net income                              --           --              65.4
  Other comprehensive income:
    Foreign currency translation
     adjustments                          --         (0.1)             (0.1)
    Change in valuation allowance
     on securities, net of tax            --          2.0               2.0
                                     -------       ------           -------
Comprehensive income                      --          1.9              67.3
Issuance of common stock                  --           --               3.8
Issuance of restricted stock awards     (4.5)          --                --
Amortization of unearned
  restricted stock compensation          0.4           --               0.4
Preferred stock dividends                 --           --             (49.6)
Accretion of mandatorily
  redeemable preferred stock              --           --              (0.8)
                                     -------       ------           -------

BALANCE AT DECEMBER 31, 1999           (4.1)         (0.1)            175.5
Comprehensive income:
  Net income                             --            --             112.1
  Other comprehensive income:
    Foreign currency translation
     adjustments                         --          (0.3)             (0.3)
                                     ------        ------           -------
Comprehensive income                     --          (0.3)            111.8
Issuance of common stock                 --            --              17.8
Issuance of restricted stock awards    (9.3)           --                --
Amortization of unearned
  restricted stock compensation         4.0            --               4.0
Income tax benefit from stock
  options exercised                      --            --              19.0
Conversion of preferred stock
  into common stock                      --            --             583.9
Preferred stock dividends                --            --             (34.3)
Accretion of mandatorily
  redeemable preferred stock             --            --              (0.3)
                                     ------        ------           -------
BALANCE AT DECEMBER 31, 2000        $  (9.4)      $  (0.4)         $  877.4
                                     ======        ======           =======


The accompanying notes are an integral part of these consolidated financial statements.


        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollars in millions, except per share data)

                                              Years Ended December 31,
                                           -------------------------------
                                            2000         1999        1998
                                           -------      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                              $ 112.1      $  65.4    $  68.8

 Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Net (gains) losses on disposals          1.0          1.7       (1.6)
      Depreciation and amortization           89.6         83.8       82.8
      Deferred compensation                    4.0          0.4         --
      Investment loss                           --          4.2         --
      Deferred income taxes                   (3.2)        37.0       29.3
      Change in assets and liabilities:
        Net change in restructuring
         reserves                             (1.2)        (6.2)      (5.6)
      Decrease(increase)in accounts
          receivable, net                    (15.9)        27.4      (46.6)
      Decrease (increase)in inventories       (2.1)         1.6        5.2
      Decrease(increase)in prepaid
          expenses and other                  21.3        (24.6)       4.7
      Change in income taxes
         receivable                             --         11.2       (2.4)
      Increase (decrease) in accounts
          payable                              7.9         (6.2)      (5.7)
      Increase (decrease) in accrued
          expenses and other                  32.9        (15.4)      (5.0)
      Other, net                               0.3          0.2        1.2
                                           -------      -------     ------
   Net cash provided by operating
     activities                              246.7        180.5      125.1
                                           -------      -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (55.5)       (69.4)     (58.7)
 Proceeds from sale of assets                  1.4          1.1       12.6
 Acquisitions of businesses                  (94.9)          --      (23.7)
 Deferred payments on acquisitions            (1.0)        (8.7)      (6.8)
 Refund of lease guaranty                       --           --        8.0
                                           -------       ------     ------
 Net cash used for investing
   activities                               (150.0)       (77.0)     (68.6)
                                           -------       ------     ------

                                   (continued)


          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollars in millions, except per share data)

                                               Years Ended December 31,
                                          --------------------------------
                                            2000        1999        1998
                                          --------    --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit
    facilities                            $    --     $   40.0     $  40.0
  Payments on revolving credit
    facilities                                 --        (40.0)      (80.0)
  Payments on long-term debt                (95.0)       (70.3)         --
  Payments on long-term lease obligations    (1.2)        (0.8)       (1.5)
  Payment of preferred stock dividends       (9.5)       (18.5)      (18.5)
  Net proceeds from issuance of stock
    to employees                             17.8          3.8         2.9
                                          -------      -------     -------
  Net cash used for
    financing activities                    (87.9)       (85.8)      (57.1)
                                          -------      -------     -------

  Effect of exchange rate changes on
     cash and cash equivalents               (0.3)        (0.1)         --

  Net increase (decrease) in cash
    and cash equivalents                      8.5         17.6        (0.6)
  Cash and cash equivalents at
    beginning of year                        40.3         22.7        23.3
                                          -------      -------     -------
  Cash and cash equivalents at
    end of year                           $  48.8      $  40.3     $  22.7
                                          =======      =======     =======

Supplemental schedule of cash
  flow information:
  Cash paid (received) during the year
  for:
     Interest                            $   40.7      $  41.8     $  47.5
     Income taxes, net of refunds            48.8         23.9       (12.2)

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                   24.8         31.1        25.1
 Accretion of mandatorily redeemable
    preferred stock                           0.3          0.8         0.8
 Unrealized loss on securities available-
    for-sale (net of tax)                      --           --         2.0
 Conversion of preferred stock into
     common stock                           583.9           --          --


The accompanying notes are an integral part of these consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in millions, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

     Laboratory Corporation of America Holdings and its subsidiaries
("Company") is the second largest independent clinical laboratory company in the United States based on 2000 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other clinical states. Since its founding in 1971, the Company has grown into a network of 24 primary testing facilities and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 50 states.

     The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its subsidiaries after elimination of all material intercompany accounts and transactions. During 2000, the Company added two new subsidiaries through acquisitions: POISONLAB, INC. and National Genetics Institute, Inc. (NGI). Disclosure of certain business combination transactions is included in Note 2 - Business Acquisitions.

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

Cash Equivalents:

     Cash equivalents (primarily investments in money market funds, time deposits, commercial paper and Eurodollars which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market. As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in trade accounts payable and totaled $11.6 and $10.7 at December 31, 2000 and 1999, respectively.

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

Capitalized Software Costs:

     The Company capitalizes purchased software which is ready for service and capitalizes software development costs incurred on significant projects starting from the time that the preliminary project stage is completed and management commits to funding a project until the project is substantially
complete and the software is ready for its intended use.    Capitalized costs
include direct material and service costs and payroll and payroll-related costs. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system, generally five years.

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

Concentration of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

     The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., was approximately $42.0 at December 31, 2000.

     Substantially all of the Company's accounts receivable are with companies and individuals in the health care industry. However, concentrations of credit risk are limited due to the number of the Company's clients as well as their dispersion across many different geographic regions.

Revenue Recognition:

     Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2000, 1999 and 1998, approximately 16%, 20% and 22%, respectively, of the Company's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

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

Reverse Stock Split:

     All refereces to common stock, common shares outstanding, average number of common shares outstanding, stock options, restricted shares and per share amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been restated to reflect the May 2, 2000 1-for-10 common stock split on a retroactive basis.

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

Earnings per Share:

     Basic earnings per share is computed by dividing net income, less preferred stock dividends and accretion, by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net income, by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company's mandatorily redeemable preferred stock, restricted stock awards and outstanding stock options.

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                               Years ended December 31,
                                            2000         1999        1998
                                        ------------------------------------
Basic                                    23,540,334   12,666,188  12,484,681
Assumed conversion/exercise
of:
  Stock options                             355,250      122,648          --
  Restricted stock awards                   179,179       88,323          --
                                         ----------   ----------  ----------

Diluted                                  24,074,763   12,877,159   2,484,681
                                         ==========   ==========   =========

     The effect of conversion of the Company's redeemable preferred stock, or exercise of certain of the Company's stock options was not included in the computation of diluted earnings per common share for

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (Dollars in millions, except per share data)

the years ended December 31, 2000, 1999 and 1998, as it would have been antidilutive.

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

                                                   December 31,
                                           2000        1999         1998
                                        ----------------------------------
Stock Options                            117,462      872,921     971,471
Series A convertible exchangeable
  Preferred stock                             --    7,933,043   7,933,043
Series B convertible pay-in-kind
  Preferred stock                             --   12,676,296  11,653,712
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

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the allowances for doubtful accounts and deferred tax assets, amortization lives for intangible assets and accruals forself-insurance reserves. Actual results could differ from those estimates.

Long-Lived Assets:

     Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is determined by the Company at the entity level by a comparison of the carrying amount of the assets to future undiscounted net cash flows before interest expense and income taxes expected to be generated by the assets. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets (based on market prices in an active market or on discounted cash flows). Assets to be disposed of

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
               (Dollars in millions, except per share data)

are reported at the lower of the carrying amount or net realizable value.

Intangible Assets:

     Intangible assets, consisting of goodwill and other intangibles (patents and technological know-how, customer lists and non-compete agreements), are amortized on a straight-line basis over the expected periods to be benefited, generally ranging from 20 to 40 years for goodwill, legal life for patents and technological know-how, 10 to 25 years for customer lists and approximately 3 to 5 years for non-compete agreements.

2.   BUSINESS ACQUISITIONS

     The Company acquired several companies in 2000, as described below. All companies acquired have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Additions to goodwill for current year acquisitions totaled $49.5 and will be amortized on a straight-line basis over a period of 20 years. The results of each operation have been included in the consolidated financial results of the Company from the date of acquisition.

     On March 6, 2000, the Company completed the acquisition of all of the stock of San Diego-based POISONLAB, Inc.'s ccupational substance abuse and clinical toxicology testing business for $4.4 in cash and future payments of $1.8 which are contingent upon performance of the business.

     On April 19, 2000, the Company completed the acquisition of certain clinical testing assets of Bio-Diagnostics Laboratories,which is based in Torrance, California, for approximately $8.5 in cash and future payments of $2.1.

     On June 27, 2000, the Company completed the acquisition of the laboratory testing business of San Diego-based Pathology Medical Laboratories for approximately $14.5 in cash.

     On August 1, 2000, the Company completed the acquisition of all of the stock of National Genetics Institute, Inc. (NGI), which is based in Los Angeles, California, for approximately $56.0 in cash and future payments of $16.0.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (Dollars in millions, except per share data)

3.   RESTRUCTURING AND NON-RECURRING CHARGES

     The following represents the Company's restructuring activities for the periods indicated:

                                                      Lease and
                                      Severance      other facility
                                        costs            costs        Total
                                    --------------  --------------    -----
 Balance at
  January 1, 1998                      $   3.7         $  34.9       $  38.6
   Cash payments                          (1.2)           (4.4)         (5.6)
                                        ------          ------        ------

 Balance at
  December 31, 1998                        2.5            30.5          33.0
  Cash payments                           (2.0)           (4.2)         (6.2)
                                        ------          ------        ------

 Balance at
  December 31, 1999                        0.5            26.3          26.8
  Memphis closure                          3.0             1.5           4.5
  Reclassification and
    non-cash items                          --            (3.7)         (3.7)
  Cash payments                           (1.6)           (4.0)         (5.6)
                                        ------          ------        ------

 Balance at
  December 31, 2000                    $   1.9         $  20.1       $  22.0
                                        ======          ======        ======

4.   ACCOUNTS RECEIVABLE, NET
                                           December 31,   December 31,
                                              2000           1999
                                           ------------   -----------
Gross accounts receivable                    $ 491.0        $  495.1
Less allowance for doubtful accounts          (123.0)         (147.1)
                                             -------        --------
                                             $ 368.0        $  348.0
                                             =======        ========


     The provision for doubtful accounts was $195.9, $191.9 and $164.7 in 2000, 1999 and 1998, respectively.

5.   PROPERTY, PLANT AND EQUIPMENT, NET

                                        December 31,    December 31,
                                           2000            1999
                                        ------------    ------------
Land                                     $   9.5         $   9.4
Buildings and building improvements         68.5            67.8
Machinery and equipment                    323.4           312.1
Leasehold improvements                      63.0            58.7
Furniture and fixtures                      17.8            21.4
Construction in progress                    35.6            48.8
Buildings under capital leases               5.4             5.4
Equipment under capital leases               3.8             3.5
                                         -------          ------
                                           527.0           527.1
Less accumulated depreciation
  and amortization of capital
  lease assets                            (254.2)         (253.9)
                                         -------         -------
                                         $ 272.8         $ 273.2
                                         =======         =======

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in millions, except per share data)

     Depreciation expense and amortization of capital lease assets was $56.1, $52.6 and $52.0 for 2000, 1999 and 1998, respectively.


6.   INTANGIBLE ASSETS, NET
                                          December 31,    December 31,
                                             2000           1999
                                          ------------    ------------
Goodwill                                   $  860.5        $  780.6
Other intangibles, principally patents,
   customer lists and non-compete
   agreements                                 245.6           231.2
                                           --------        --------
                                            1,106.1         1,011.8
Less accumulated amortization                (240.4)         (207.9)
                                           --------        --------
                                           $  865.7        $  803.9
                                           ========        ========


     Amortization of intangible assets was $33.5, $31.2 and $30.8 in 2000, 1999 and 1998, respectively.

7.   ACCRUED EXPENSES AND OTHER
                                        December 31,   December 31,
                                           2000           1999
                                        ------------   ------------
Employee compensation and benefits       $  57.5        $  48.9
Acquisition related accruals                13.3           13.8
Restructuring reserves                      12.4           12.7
Accrued taxes                               10.1             --
Self-insurance reserves                     21.1           20.0
Interest payable                             3.7            3.5
Other                                        9.0            8.1
                                         -------        -------
                                         $ 127.1        $ 107.0
                                         =======        =======
8.   OTHER LIABILITIES
                                        December 31,   December 31,
                                           2000           1999
                                        ------------   ------------
Acquisition related accruals             $   8.8        $   8.9
Restructuring reserves                       9.6           14.1
Deferred income taxes                       28.5           31.2
Post-retirement benefit obligation          36.9           35.2
Self-insurance reserves                     37.8           37.8
Other                                        2.3            0.4
                                         -------        -------
                                         $ 123.9        $ 127.6
                                         =======        =======
9.   LONG-TERM DEBT

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

     Under the Amended Credit Agreement and a contractual formula contained therein, maturities under the Amended Term Loan Facility are $132.0 in 2001 (to be paid in quarterly installments), $132.0 in 2002 and 2003 and $82.5 in 2004 (all paid in quarterly installments). The Amended Revolving Credit Facility expires in March 31, 2002. The Company repaid approximately $95.0 during the year ended December 31, 2000 on its Amended Term Loan Facility. The Company also made a special payment on its Amended Term Loan Facility during the second quarter of 2000 of approximately $6.7, based on a contractual formula contained in the Amended Credit Agreement.

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

     At December 31, 2000 and 1999 the Company was a party to interest rate swap agreements with certain major financial institutions, rated A or better by Moody's Investor Service, solely to manage its interest rate exposure with respect to $350.0 and $500.0, respectively, of its floating rate debt. This effectively fixed the interest rate exposure on the floating rate debt to a weighted-average fixed interest rate of 6.27% and 6.32%, respectively. These swaps require that the Company pay a fixed rate amount in exchange for the financial institutions paying a floating rate amount. The amounts (received) paid by the Company in 2000 and 1999 were ($3.0) and $1.9, respectively. The notional amounts of the agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The Company unwound the $150.0 rate collar transaction on December 20, 2000. The total proceeds received, including quarterly interest, was

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
               (Dollars in millions, except per share data)

$0.5. The remaining agreement matures in January 2003. The estimated benefit at which the Company could have terminated these agreements as of December 31, 2000 and 1999 was approximately $1.6 and $11.0, respectively. This fair value was estimated by discounting the expected cash flows using rates currently available for interest rate swaps with similar terms and maturities. Interest rates in effect for both the long-term and revolving credit agreement as of December 31, 2000 and 1999 were 7.0% and 6.7%, respectively.

10.  MANDATORILY REDEEMABLE PREFERRED STOCK

     On June 6, 2000, the Company called for redemption all of its outstanding Series A and Series B preferred stock at $52.83 per share, in accordance with the terms of the Preferred Stock Offering, by July 6, 2000. Substantially all of the holders of the Series A and Series B preferred stock elected to convert their shares into common stock. As of July 31, 2000, the Series A preferred stock was converted into 7,930,174 shares of common stock and the Series B preferred stock was converted into 13,241,576 shares of common stock.

11.  INCOME TAXES

     The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

                                        Years Ended December 31,
                                    ----------------------------------
                                       2000         1999         1998
                                    ---------     --------    --------
Current:
  Federal                           $  85.2        $  0.5     $ (17.6)
  State                                13.5           2.6         1.0
                                    -------        ------     -------
                                       98.7           3.1       (16.6)
                                    -------        ------     -------
Deferred:
  Federal                              (8.6)         29.1        45.2
  State                                 5.4           7.9       (15.9)
                                    -------        ------     -------
                                       (3.2)         37.0        29.3
                                    -------        ------     -------
                                    $  95.5        $ 40.1     $  12.7
                                    =======        ======     =======

     The tax benefit associated with non-statutory stock options under the Company's stock plan reduced taxes payable by approximately $19.0 in 2000. Tax benefits related to stock plans in 1999 and 1998 were immaterial. Such benefits are credited to additional paid-in-capital.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
               (Dollars in millions, except per share data)

     The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

                                          Years Ended December 31,
                                     ---------------------------------
                                       2000         1999         1998
                                     --------     -------      -------

Statutory federal rate                 35.0%        35.0%        35.0%
State and local income taxes,
  net of federal income tax effect      5.0          5.1          8.5
Non-deductible amortization of
   intangible assets                    3.1          5.7          8.6
Change in valuation allowance            --         (9.5)       (33.8)
Other                                   2.9          1.7         (2.7)
                                      -----        -----        -----

Effective rate                         46.0%        38.0%        15.6%
                                      =====        =====        =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
                                        December 31,   December 31,
                                           2000           1999
                                        ------------   ------------
Deferred tax assets:
  Settlement and related expenses        $  13.0        $  13.0
  Accounts receivable                       12.0            2.1
  Self-insurance reserves                    8.7            7.6
  Postretirement benefit obligation         13.9           13.9
  Acquisition and restructuring reserves    18.8           24.4
  State net operating loss carryforwards     6.1           15.3
  Employee benefits                          7.4            3.3
  Other                                     10.2            8.5
                                         -------        -------
                                            90.1           88.1
    Less valuation allowance                (4.5)          (4.5)
                                         -------        -------
    Net deferred tax assets                 85.6           83.6
                                         -------        -------

Deferred tax liabilities:
  Intangible assets                        (46.9)         (43.6)
  Property, plant and equipment            (22.7)         (26.9)
  Other                                     (1.2)          (1.5)
                                         -------        -------
    Total gross deferred tax liabilities   (70.8)         (72.0)
                                         -------        -------
Net deferred tax assets                  $  14.8        $  11.6
                                         =======        =======

     Historically, when deferred tax assets were less likely than not to be realized, valuation allowances were established. Based on improved current and projected operating results, the Company reduced its valuation allowance applied against its deferred tax assets relating to state net operating loss carryforwards and certain acquisition and restructuring reserves by approximately $27.5 during the fourth quarter of 1998 and an additional $10.0 during 1999. These were reflected as a reduction in the provision for income taxes. These adjustments bring the Company's net deferred tax assets

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              (Dollars in millions, except per share data)

to a level where management believes that it is more likely than not the tax benefits will be realized.

     The Internal Revenue Service has concluded their examination of the 1993, 1994, 1995, 1996 and 1997 tax years. All years are currently under review by the Joint Committee on Taxation. Management believes that adequate provisions have been recorded relating to the concluded examinations. The Company has state tax loss carryforwards of approximately $103.5 which expire, starting in 2001, through 2018.

12.       STOCK COMPENSATION PLANS

     The Company has a number of stock option plans which authorize and reserve shares of common stock for issuance pursuant to options and stock appreciation rights that may be granted under these plans.

     In May 2000, the shareholders approved the 2000 Stock Incentive Plan.
The principal purpose of the 2000 Stock Incentive Plan was to authorize 1.7 million additional shares for issuance under the plan. The effect of the 2000 Incentive Plan was to increase to an aggregate of 2.6 million shares available for issuance under all stock option plans (the 2000 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the 1994 Stock Option
Plan).

     During 2000, there were 414,749 options granted to officers and key employees of the Company. The exercise price for these options ranged from $41.25 to $106.81 per share. Also, during 2000, 131,400 shares of restricted stock were issued to senior management under the 2000 Incentive Plan at market values on the dates of grant of $40.00, $66.88 and $106.31. Restrictions limit the sale or transfer of these shares during a six-year period when the restrictions lapse. Upon issuance of stock under the 2000 Incentive Plan, unearned compensation of $9.3 was recorded as additional paid-in capital and an opposite amount was charged to shareholders' equity as unearned restricted stock compensation. The plan provides for accelerated vesting of outstanding shares in percentages of 33.3%, 66.7% or 100%, if certain predefined profitability targets are achieved as of December 31, 2001 and 2002. The unearned restricted stock compensation is being amortized to expense over the applicable vesting periods. During 2000, total restricted stock compensation expense was $4.0. At December 31, 2000, there were 1,363,044 additional shares available for grant under the Company's Stock Option Plans.

The proforma weighted average fair values at date of grant for options issued during 2000, 1999 and 1998 were $44.71, $16.80 and $10.97 respectively, and were estimated using the Black-Scholes option pricing model. Weighted average assumptions for the expected life in years, volatility and dividend yield were 7 years (5 years in 1999 and 1998), .5, and 0% for each of the three years ended December 31, 2000. Interest rates

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (Dollars in millions, except per share data)

assumptions were 5.0%, 6.0% and 4.4% for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has an employee stock purchase plan, begun in 1997 and amended in 1999, with 750,000 shares of common stock for authorized issuance. The plan permits substantially all employees to purchase a limited number of shares of the Corporation stock at 85% of market value. The Company issues shares to participating employees semi annually in January and July of each year. A summary of shares issued is as follows:

                   1998        1999         2000        2001
                  ------      ------       ------      ------
January           92,334      96,113       52,588      25,657
July              73,020      86,774       45,522

   Pro-forma compensation expense is calculated for the fair value of the employee's purchase right using the Black-Scholes model. Assumptions include a weighted average life of approximately one-half year, dividend yield of 0%, risk free interest rates for each six month period as follows: 2000 - 5.5% and 6.1%; 1999 - 5.5% and 4.9%; and 1998 - 5.3% and 5.1% and volatility rates for each of the following six month periods: 2000 - .5 and .5; 1999 - .5 and .4; and 1998 - .6 and .8.

   The per share weighted average grant date fair value of the benefits under the Plan for the first and second six-month periods is as follows:

                         2000           1999           1998
                       ------          -----          -----
First six months       $10.18          $3.95          $5.00
Second six months      $20.86          $7.48          $7.84


     The Company applies the provisions of APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock compensation plans in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in SFAS No. 123, the impact on the Company's net earnings on a pro forma basis is indicated below:

                                                Years ended
                                                December 31,
                                           2000      1999      1998
                                          ------    ------    ------
  Net earnings           As reported      $112.1    $ 65.4    $ 68.8
                         Pro forma         108.0      62.8      66.1

  Basic earnings per
    common share         As reported      $ 3.29    $ 1.18    $ 1.95
                         Pro forma          3.12      0.98      1.74
  Diluted earnings per
    common share         As reported      $ 3.22    $ 1.16    $ 1.95
                         Pro forma          3.05      0.96      1.74

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              (Dollars in millions, except per share data)

     Pro forma net earnings reflects options granted in 1997 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost for options granted prior to January 1, 1996 is not considered.

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

     Changes in options outstanding under the plans for the periods indicated were as follows:

                                                   Weighted-Average
                                     Number         Exercise Price
                                   of Options         per Option
                                   ----------      ----------------

Outstanding at January 1, 1998      478,844             $49.620
   (176,957 exercisable)

     Options granted                524,988             $19.389
     Canceled                       (32,385)            $71.469
                                  ---------

Outstanding at December 31, 1998    971,447             $32.555
   (282,496 exercisable)

     Options granted                 89,236             $27.571
     Canceled                       (57,588)            $41.626
     Exercised                       (2,514)            $22.533
                                  ---------

Outstanding at December 31, 1999  1,000,581             $31.613
     (544,090 exercisable)

     Options granted                414,749             $73.392
     Canceled                       (35,363)            $47.778
     Exercised                     (597,281)            $25.477
                                  ---------

Outstanding at December 31, 2000    782,686             $57.705
                                  =========

Exercisable at December 31, 2000    167,848             $63.886
                                  =========

     The weighted-average remaining life of options outstanding at December 31, 2000 is approximately 8.2 years.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              (Dollars in millions, except per share data)

     The following table summarizes information concerning currently outstanding and exercisable options.

            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
--------------------------------------------------  ----------------------
                             Weighted
                              Average     Weighted               Weighted
                            Remaining     Average                 Average
   Range of       Number    Contractual  Exercise     Number     Exercise
Exercise Prices Outstanding   Life         Price    Exercisable    Price
-------------------------------------------------   ---------------------
$19.38 -  27.50  302,586       7.41       $22.229     98,813      $23.888
$29.38 -  41.25  130,666       8.93       $40.359      8,800      $31.072
$63.13 -  70.75  159,924       9.43       $70.456         --           --
$106.81- 164.81  189,510       7.98      $115.547     60,235     $134.294
                 -------                             -------
                 782,686                             167,848
                 =======                             =======

13.  RELATED PARTY TRANSACTIONS

     At December 31, 2000 and 1999, 11,352,537 and 6,132,926 shares of the
Company's outstanding common stock, or approximately 32.6% at December 31, 2000 and 47.6% at December 31, 1999, were owned by Roche Holdings, Inc. (Roche). The reduction in Roche's ownership of the Company's common stock is a result of the sales by Roche of 2.5 million shares in June 2000 and 4.0 million shares in October 2000.

     The Company purchases certain items, primarily laboratory testing supplies from various affiliates of Roche. Total purchases from these affiliates, which are recorded in cost of sales, were $42.7, $38.3, and $33.0 in 2000, 1999 and 1998, respectively. In addition, the Company made royalty payments to Roche in the amounts of $2.8 in 2000, $2.9 in 1999 and $2.9 in 1998. Revenue received from Roche for laboratory services was $1.3 in 2000, $0.9 in 1999 and $0.5 in 1998. Amounts owed to Roche and its affiliates at December 31, 2000 and 1999 were $1.4 and $3.5, respectively.

     A member of the Company's Board of Directors is former President and Chief Executive Officer of TriPath Imaging, Inc. and has ownership of approximately 4.0% of TriPath's common stock at December 31, 2000.

     The Company has certain on-going arrangements with TriPath Imaging, Inc. for the purchase by the Company of certain products with an aggregate value of approximately $0.5 in 2000, $0.4 in 1999, and $0.7 in 1998.

     In 1998, TriPath leased a portion of the Company's facility in Elon College, North Carolina and purchased cytology services for total payments of less than $0.1.

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
               (Dollars in millions, except per share data)

14.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in litigation one of which purports to be a class action brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 government settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies and individuals, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled
in 1996.    The Company is carefully evaluating these claims and has entered into settlement negotiations with the representatives of the parties. Based upon these discussions, management does not believe that the ultimate outcome of these claims will exceed existing reserves or have a material adverse affect on the Company. On January 9, 2001, the Company was served with a complaint in North Carolina which purports to be a class action and makes claims similar to the cases referred to above. The Company is carefully evaluating this claim. Due to the early stage of the claim, its outcome cannot be presently predicted.

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

The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 2000 and 1999, the Company had provided letters of credit aggregating approximately $28.2 and $24.0, respectively, primarily in connection with certain insurance programs.

     The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 2000 are as follows:

                                        Operating       Capital
                                        ---------       -------
     2001                               $  41.9           $  3.0
     2002                                  32.6              3.0
     2003                                  25.0              2.8
     2004                                  18.8              2.6
     2005                                  14.0              2.8
     Thereafter                            42.3              4.4
                                        -------           ------

     Total minimum lease payments         174.6             18.6
     Less:
       Amounts included in
         restructuring accruals              --              4.6
       Amount representing interest          --              5.8
                                        -------           ------
     Total minimum operating
      lease payments and
      present value of minimum
      capital lease payments            $ 174.6           $  8.2
                                        =======           ======
     Current                                              $  1.0
     Non-current                                             7.2
                                                          ------
                                                          $  8.2
                                                          ======

     Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $71.3, $67.0 and $67.5 for the years ended December 31, 2000, 1999 and 1998, respectively.

15.  PENSION AND POSTRETIREMENT PLANS

     The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older and have been employed by the Company for at least six consecutive months and completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $7.5, $7.5 and $7.1 in 2000, 1999 and 1998, respectively.

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

The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

                                                  Company Plans
                                           ------------------------
                                                  Years ended
                                                  December 31,
                                             2000     1999    1998
                                           ------------------------

Components of net periodic benefit cost
Service cost                                $ 10.6   $ 10.5   $ 10.5
Interest cost                                 10.6      9.2      8.6
Expected return on plan assets               (12.3)   (12.1)   (11.0)
Net amortization and deferral                 (1.5)    (1.6)    (1.6)
                                            ------   ------   ------
Net periodic pension cost                   $  7.4   $  6.0   $  6.5
                                            ======   ======   ======


                                                    Company Plans
                                                  -----------------
                                                     December 31,
                                                    2000     1999
                                                  -----------------
Change in benefit obligation
Benefit obligation at beginning of year            $138.3   $140.3
Service cost                                         10.6     10.5
Interest cost                                        10.6      9.2
Actuarial (gain) loss                                 2.1    (11.7)
Benefits paid                                        (9.4)   (10.0)
                                                   ------   ------
Benefit obligation at end of year                   152.2    138.3
                                                   ------   ------
Change in plan assets
Fair value of plan assets at beginning of year      138.1    135.9
Actual return on plan assets                         13.8      3.5
Employer contributions                                8.6      8.7
Benefits paid                                        (9.4)   (10.0)
                                                   ------   ------
Fair value of plan assets at end of year            151.1    138.1
                                                   ------   ------

Funded status, end of year                            1.2      0.2
Unrecognized net actuarial loss                     (11.2)   (10.7)
Unrecognized prior service cost                       7.0      8.6
                                                   ------   ------
Accrued pension asset                              $ (3.0)  $ (1.9)
                                                   ======   ======

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (Dollars in millions, except per share data)

Assumptions used in the accounting for the defined benefit plans were as follows:
                                                  Company Plans
                                                 ---------------
                                                 2000      1999
                                                 ---------------
Weighted-average discount rate                    7.75%    7.75%
Weighted-average rate of increase
  in future compensation levels                    4.0%     4.0%
Weighted-average expected long-
  term rate of return                              9.0%     9.0%

     The Company assumed obligations under a subsidiary's postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company's policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

                                 Year ended     Year ended     Year ended
                                December 31,   December 31,   December 31,
                                    2000           1999            1998
                                ------------   -----------    ------------
Service cost                    $   0.8          $   1.0        $   1.0
Interest cost                       2.5              2.6            2.7
Net amortization and deferral      (0.6)            (0.1)           0.1
                                -------          -------        -------
Postretirement benefit costs    $   2.7          $   3.5        $   3.8
                                =======          =======        =======

A summary of the components of the accumulated postretirement benefit obligation follows:

                                                     December 31,
                                                     2000    1999
                                                   ---------------
    Retirees                                       $ 11.3   $  8.0
    Fully eligible active plan participants          12.4      9.3
    Other active plan participants                   19.4     14.6
                                                   ------   ------
                                                   $ 43.1   $ 31.9
                                                   ======   ======

                                                        December 31,
                                                       2000     1999
                                                     ----------------
Reconciliation of the funded status of the
  postretirement benefit plan and accrued liability
Accumulated postretirement benefit obligation,
  beginning of year                                   $ 31.9   $ 38.8
Changes in benefit obligation due to:
  Service cost                                           0.8      1.0
  Interest cost                                          2.5      2.6
  Plan participants contributions                        0.2      0.1
  Actuarial (gain) loss                                 11.9     (9.7)
  Amendments                                            (3.0)      --
  Benefits paid                                         (1.2)    (0.9)
                                                      ------   ------
Accumulated post retirement benefit obligation,
  end of year                                           43.1     31.9
Unrecognized net actuarial loss                        (12.2)    (0.3)
Unrecognized prior service cost                          6.0      3.6
                                                      ------   ------
Accrued postretirement benefit obligation             $ 36.9   $ 35.2
                                                      ======   ======

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              (Dollars in millions, except per share data)

     The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation was 7.8% as of December 31, 2000 and 1999. The health care cost trend rate-medical was assumed to be 7.5% and 6.5% and the trend rate-Rx was assumed to be 12.0% and 6.5%, as of December 31, 2000 and 1999, respectively, declining gradually to 5.0% in the year 2010. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by $7.2. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost results in an increase or decrease of $0.6.

16.  QUARTERLY DATA (UNAUDITED)

     The following is a summary of unaudited quarterly data:

                                       Year ended December 31, 2000
                               ------------------------------------------------
                                 1st       2nd      3rd       4th       Full
                               Quarter   Quarter   Quarter   Quarter    Year
                               -------   -------   -------   -------  --------
Net sales                      $ 462.7   $ 482.4   $ 488.1   $ 486.1  $1,919.3
Gross profit                     183.5     201.2     196.7     185.2     766.6
Net earnings                      25.7      32.7      32.8      20.9     112.1
Less preferred dividends          14.7      19.6        --        --      34.3
Less accretion of mandatorily
  redeemable preferred stock       0.2       0.1        --        --       0.3
Net earnings attributable
  to common shareholders          10.8      13.0      32.8      20.9      77.5
Basic earnings per common
  share                            0.85     0.97      0.98      0.61       3.29
Diluted earnings per
  common share                     0.75     0.94      0.94      0.60       3.22


                                       Year ended December 31, 1999
                                    1st       2nd      3rd      4th      Full
                                  Quarter   Quarter   Quarter  Quarter   Year
                                 --------   -------   -------  -------  ------
Net sales                         $ 417.9   $ 429.5   $ 428.6  $ 422.7  $1,698.7
Gross profit                        151.4     164.3     163.4    150.0     629.1
Net earnings                         14.1      19.8      17.2     14.3      65.4
Less preferred dividends             11.0      12.5      12.9     13.2      49.6
Less accretion of mandatorily
  redeemable preferred stock          0.2       0.2       0.2      0.2       0.8
Net earnings attributable
  to common shareholders              2.9       7.1       4.1      0.9      15.0
Basic earnings per common
  share                              0.23      0.56      0.32     0.07      1.18
Diluted earnings per common
  Share                              0.23      0.56      0.32     0.06      1.16

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
               (Dollars in millions, except per share data)


17.  NEW ACCOUNTING PRONOUNCEMENTS


     As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards which require that derivative instruments be recorded as either an asset or liability measured at fair value. Changes in fair value are to be recognized in current earnings or other comprehensive income, depending on the purpose for which the derivative is held. The Company's use of derivative instruments is not significant. Upon adoption of SFAS 133, the Company held one derivative in the form of an interest rate swap. This hedge is considered highly effective resulting in minimal earnings impact.

                                                                Schedule II

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              Years Ended December 31, 2000, 1999 and 1998
                         (Dollars in Millions)
-----------------------------------------------------------------------------
                                 Balance     Charged     Other
                                   at          to       (Deduct-     Balance
                               beginning    Costs and     ions)       at end
                                of year     Expenses    Additions    of year

-----------------------------------------------------------------------------
Year ended December 31, 2000:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts            $ 147.1      $ 195.9     $(220.0)     $ 123.0
                               =======      =======     =======      =======
  Valuation allowance-
  deferred tax assets          $   4.5      $    --     $    --      $   4.5
                               =======      =======     =======      =======


Year ended December 31, 1999:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts            $ 194.0      $ 191.9     $(238.8)     $ 147.1
                               =======      =======     =======      =======
  Valuation allowance-
  deferred tax assets          $  14.5      $ (10.0)    $    --      $   4.5
                               =======      =======     =======      =======

Year ended December 31, 1998:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts            $ 195.4      $ 164.7     $(166.1)     $ 194.0
                               =======      =======     =======      =======
  Valuation allowance-
  deferred tax assets          $  42.0      $ (27.5)    $    --      $  14.5
                               =======      =======     =======      =======