Form 10-Q
period 2001-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2001-05-04
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 31, 2001

                              ----------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------      ---------------

Commission file number                    1-11353
                       -----------------------------------------

           LABORATORY CORPORATION OF AMERICA HOLDINGS
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

             DELAWARE                        13-3757370
----------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

   358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA     27215
----------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

                            (336) 229-1127
----------------------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 35,004,234 shares as of April 30, 2001, of which 11,352,537 shares are held by indirect wholly owned subsidiaries of Roche
Holding Ltd.

INDEX


          PART I. Financial Information

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets
        March 31, 2001 (unaudited) and December 31, 2000

        Condensed Consolidated Statements of Operations
        (unaudited) Three months ended March 31, 2001 and 2000

        Condensed Consolidated Statements of Changes in
        Shareholders' Equity (unaudited)
        Three months ended March 31, 2001 and 2000

        Condensed Consolidated Statements of Cash Flows
        (unaudited) Three months ended March 31, 2001 and 2000

        Notes to Consolidated Financial Statements

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3  Quantitative and Qualitative Disclosures about
        Market Risk


        PART II. OTHER INFORMATION

Item 1  Legal Proceedings

Item 6  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION


Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                              March 31,         December 31,
                                                   2001               2000
                                               ----------         ------------
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $     66.8           $    48.8
  Accounts receivable, net                        388.7               368.0
  Inventories                                      32.2                31.6
  Prepaid expenses and other                       19.9                18.5
  Deferred income taxes                            49.3                44.8
                                              ---------            --------
Total current assets                              556.9               511.7

Property, plant and equipment, net                271.4               272.8
Intangible assets, net                            860.0               865.7
Other assets, net                                  15.1                16.7
                                              ---------            --------
                                             $  1,703.4           $ 1,666.9
                                              =========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $     55.5           $    52.8
  Accrued expenses and other                      149.7               127.1
  Current portion of long-term debt               132.0               132.0
                                              ---------            --------
 Total current liabilities                        337.2               311.9

Revolving credit facility                            --                  --
Long-term debt, less current portion              313.5               346.5
Capital lease obligations                           6.9                 7.2
Other liabilities                                 122.1               123.9

Commitments and contingent liabilities               --                  --

Shareholders' equity:
  Common stock, $0.10 par value; 52,000,000
    shares authorized; 35,003,334 and
    34,869,623 shares issued and outstanding
    at March 31, 2001 and December 31,
    2000, respectively                              3.5                 3.5
  Additional paid-in capital                    1,066.9             1,051.7
  Accumulated deficit                            (124.5)             (168.0)
  Unearned restricted stock compensation          (18.8)               (9.4)
  Accumulated other comprehensive loss             (3.4)               (0.4)
                                              ---------            --------

   Total shareholders' equity                     923.7               877.4
                                              ---------            --------
                                             $  1,703.4           $ 1,666.9
                                              =========            ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                           Three Months Ended
                                                 March 31,
                                        -----------------------
                                           2001           2000
                                        -----------------------
Net sales                               $  525.4       $  462.7

Cost of sales                              303.8          279.2
                                         -------        -------

Gross profit                               221.6          183.5

Selling, general and
  administrative expenses                  125.0          118.4

Amortization of intangibles
  and other assets                           9.3            7.7
                                         -------        -------

Operating income                            87.3           57.4

Other income (expenses):
  Loss on sale of assets                    (0.4)          (0.4)
  Net investment income                      1.0            0.5
  Interest expense                          (8.8)          (9.9)
                                         -------        -------
Earnings before income taxes                79.1           47.6

Provision for income taxes                  35.6           21.9
                                         -------        -------

Net earnings                                43.5           25.7

Less preferred stock dividends                --          (14.7)
Less accretion of mandatorily
  redeemable preferred stock                  --           (0.2)
                                         -------        -------
Net income attributable to
  common shareholders                   $   43.5       $   10.8
                                         =======        =======


Basic earnings per common share         $    1.26      $    0.85
                                         ========       ========

Diluted earnings per common share       $    1.24      $    0.75
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

                                                  Additional
                                         Common    Paid-in     Accumulated
                                         Stock      Capital       Deficit
                                        -------   ----------     ----------
PERIOD ENDED MARCH 31, 2000
Balance at beginning of year            $  1.3     $  423.9       $ (245.5)
Comprehensive income:
  Net earnings                              --           --           25.7
  Other comprehensive income:
    Foreign currency translation
     adjustments                            --           --             --
                                        ------      -------        -------
Comprehensive income                        --           --           25.7
Issuance of common stock                    --          1.3             --
Issuance of restricted stock
  awards                                    --          2.1             --
Amortization of unearned
  restricted stock compensation             --           --             --
Preferred stock dividends                   --           --          (14.7)
Accretion of mandatorily
  redeemable preferred stock                --           --           (0.2)
                                        ------      -------        -------

BALANCE AT MARCH 31, 2000               $  1.3     $  427.3       $ (234.7)
                                        ======      =======        =======

PERIOD ENDED MARCH 31, 2001
Balance at beginning of year            $ 3.5      $1,051.7       $ (168.0)
Comprehensive income:
  Net earnings                             --            --           43.5
  Other comprehensive income:
    Cumulative effect of change
     in accounting principle
     (net-of-tax)                          --            --             --
    Unrealized derivative loss
     on cash flow hedge
     (net-of-tax)                          --            --             --
    Foreign currency translation
     adjustments                           --            --             --
                                       ------       -------        -------
Comprehensive income                       --            --           43.5
Issuance of common stock                   --           3.1             --
Issuance of restricted stock awards        --          11.3             --
Amortization of unearned
  restricted stock compensation            --            --             --
Income tax benefit from stock
  options exercised                        --           0.8             --
                                       ------       -------        -------

BALANCE AT MARCH 31, 2001               $ 3.5      $1,066.9       $ (124.5)
                                       ======       =======        =======
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                    (Unaudited)

                                     Unearned      Accumulated
                                    Restricted       Other           Total
                                      Stock       Comprehensive    Shareholders'
                                   Compensation      Loss            Equity
                                   ------------   -------------    ------------
PERIOD ENDED MARCH 31, 2000
Balance at beginning of year        $  (4.1)      $  (0.1)         $  175.5
Comprehensive income:
  Net earnings                           --            --              25.7
  Other comprehensive income:
    Foreign currency translation
     adjustments                         --          (0.2)             (0.2)
                                     ------        ------            ------
Comprehensive income                     --          (0.2)             25.5
Issuance of common stock                 --            --               1.3
Issuance of restricted stock
  awards                               (2.1)           --                --
Amortization of unearned
  restricted stock compensation         0.2            --               0.2
Preferred stock dividends                --            --             (14.7)
Accretion of mandatorily
  redeemable preferred stock            --            --              (0.2)
                                     ------        ------            ------

BALANCE AT MARCH 31, 2000           $  (6.0)      $  (0.3)          $ 187.6
                                     ======        ======            ======

PERIOD ENDED MARCH 31, 2001
Balance at beginning of year        $  (9.4)      $  (0.4)          $ 877.4
Comprehensive income:
  Net earnings                           --            --              43.5
  Other comprehensive income:
    Cumulative effect of change
     in accounting principle
     (net-of-tax)                        --           0.6               0.6
    Unrealized derivative loss
     on cash flow hedge
     (net-of-tax)                        --          (2.8)             (2.8)
    Foreign currency translation
     adjustments                         --          (0.8)             (0.8)
                                     ------        ------            ------
Comprehensive income                     --          (3.0)             40.5
Issuance of common stock                 --            --               3.1
Issuance of restricted stock awards   (11.3)           --                --
Amortization of unearned
  restricted stock compensation         1.9            --               1.9
Income tax benefit from stock
  options exercised                      --            --               0.8
                                     ------        ------            ------

BALANCE AT MARCH 31, 2001           $ (18.8)       $ (3.4)          $ 923.7
                                     ======        ======            ======
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                              ------------------------
                                                 2001            2000
                                              ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                  $   43.5         $  25.7

  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization               23.6            21.3
      Deferred compensation                        1.9             0.2
      Net losses on sale of assets                 0.4             0.4
      Deferred income taxes                       (0.8)            3.1
      Change in assets and liabilities:
        Net decrease in restructuring reserves    (1.8)           (1.3)
        Increase in accounts receivable, net     (20.7)          (19.4)
        (Increase) decrease in inventories        (0.9)            3.0
        (Increase) decrease in prepaid
          expenses and other                      (1.5)            0.4
        Increase in accounts payable               2.7             1.4
        Increase in accrued expenses and other    17.5            14.2
        Other, net                                 0.6            (0.5)
                                                ------          ------
  Net cash provided by operating activities       64.5            48.5
                                                ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (12.7)          (10.8)
  Proceeds from sale of assets                     0.4              --
  Acquisition of businesses                       (3.3)           (4.4)
                                                ------          ------
  Net cash used for investing activities         (15.6)          (15.2)
                                                ------          ------



 (continued)

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                              (Unaudited)

                                            Three Months Ended
                                                  March 31,
                                            -------------------
                                             2001        2000
                                            -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments on long-term debt                 (33.0)      (29.0)
 Payments on long-term lease obligations     (0.2)       (0.2)
 Payment of preferred stock dividends          --        (4.6)
 Net proceeds from issuance of stock to
  employees                                   3.1         1.3
                                           ------      ------
Net cash used for financing activities      (30.1)      (32.5)
                                           ------      ------
Effect of exchange rate changes on cash
 and cash equivalents                        (0.8)       (0.2)
 Net increase in cash and cash
   equivalents                               18.0         0.6
 Cash and cash equivalents at
   beginning of period                       48.8        40.3
                                           ------      ------
 Cash and cash equivalents at
   end of period                          $  66.8     $  40.9
                                           ------      ------

Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                             $  10.1     $  12.7
     Income taxes, net of refunds             4.8         1.9

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                     --        10.1
 Accretion of mandatorily redeemable
   preferred stock                             --         0.2


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

     The financial statements of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in "Accumulated other comprehensive loss."

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

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                                     Three months
                                                   Ended March 31,
                                              -----------------------
                                                2001          2000
                                              -----------------------
Basic                                        34,615,307   12,755,152
Assumed conversion/exercise
of:
  Stock options                                 276,123      375,958
  Restricted stock awards                       262,370      191,929
  Series A preferred stock                           --    7,932,747
  Series B preferred Stock                           --   13,158,363
                                             ----------   ----------

Diluted                                      35,153,800   34,414,149
                                             ----------   ----------

      At March 31, 2001 and 2000, options to acquire 8,040 and 739,212 shares of common stock, respectively, were excluded in the computations of diluted earnings per share, because the effect of including the options would have been antidilutive.

3.   ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities.

     At January 1 and March 31, 2001, the Company was a party to an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure with respect to $350.0 and $200.0, respectively, of its floating rate debt. This effectively fixed the interest rate exposure on the floating rate debt to a weighted-average fixed interest rate of 5.8%. This swap requires that the Company pay a fixed rate amount in exchange for the financial institution paying a floating rate amount. The swap agreement matures March 31, 2003. The amount paid or received by the Company as of March 31, 2001 was $0.0. The notional amount of the agreement is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss. The estimated cost at which the Company could have terminated this agreement as of March 31, 2001 was approximately $3.8. This fair value was estimated by discounting the expected

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA) cash flows using rates currently available for interest rate swaps with similar terms and maturities. Interest rates in effect for both the long-term and revolving credit agreement as of March 31, 2001 were 5.5%.

     In accordance with the provisions of SFAS No. 133, as amended, this interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At March 31, 2001, the fair value of the hedge is recorded as a long-term liability of $3.8. In addition, the cumulative effect of the change in accounting principle related to the adoption of SFAS 133, resulted in a $0.6 credit (net-of-tax) to accumulated other comprehensive income on the date of transition (January 1, 2001). For the three months ended March 31, 2001, the change in the fair value of the derivative instrument was recorded as a $2.8 debit (net-of-tax) to accumulated other comprehensive income.

     If the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings.

4.   STOCK SPLIT

     On April 23, 2001, the Company announced that its Board of Directors approved a two-for-one stock split, subject to shareholder approval of an increase in the number of authorized shares of common stock. The stock split will be effected by the issuance on June 11, 2001 of a stock dividend of one new share of common stock for each share of common stock held by shareholders of record on June 4, 2001. If shareholder approval is obtained, proforma earnings per share would be as follows:

                                                    Three months
                                                   Ended March 31,
                                              -----------------------
                                                2001          2000
                                              -----------------------
Basic                                          $0.63         $0.42
Diluted                                        $0.62         $0.37


5.   BUSINESS ACQUISITIONS

     On April 30, 2001, the Company completed the acquisition of all of the outstanding stock of Path Lab Holdings, Inc. (Path
Lab), which is based in Portsmouth, New Hampshire for approximately $83 in cash and future payments of $25 based upon attainment of specific earnings targets. Path Lab's revenues for the year ended December 31, 2000 were approximately $51.6.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

6.   RESTRUCTURING CHARGES

     The following represents the Company's restructuring
activities for the period indicated:
                                           Lease and
                             Severance   Other Facility
                                  Costs          Costs        Total
                               ----------   ----------------  ------


Balance at December 31, 2000     $ 1.9           $20.1        $22.0
  Cash payments                  (1.1)           (0.7)         (1.8)
  Reclassifications and
    non-cash items                 0.7            (0.7)          --
                                  ----            ----         ----
Balance at March 31, 2001        $ 1.5            18.7         20.2
                                  ====            ====         ====

Current                                                       $10.8
Non-current                                                   $ 9.4
                                                               ----
                                                              $20.2
                                                               ====

7.	LONG-TERM DEBT

     The Company made a payment of $33.0 to its term loan on March 31, 2001. The effective rate on the Company's term loan at March 31, 2001 was a weighted-average fixed interest rate of 5.8%.

8.   STOCK COMPENSATION PLANS

     During February 2001, the Company granted 520,900 options and 85,100 shares of restricted stock at a price of $132.25 under its 2000 Stock Incentive Plan.

     The tax benefits associated with the exercise of non-qualified stock options reduces taxes currently payable by $0.8 for the three months ended March 31, 2001. Such benefits are credited to additional paid-in-capital.

9.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation one of which purports to be a class action brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 government settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies and individuals, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. The Company is carefully evaluating these

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

claims and has entered into settlement negotiations with the representatives of all of these parties, resulting in settlement agreements to resolve the matters. During the quarter ended March 31, 2001, $7.9 was paid out with one of these settlement agreements. Based upon these discussions, management does not believe that the ultimate outcome of these claims will exceed existing reserves or have a material adverse affect on the Company. On January 9, 2001, the Company was served with a complaint in North Carolina which purports to be a class action and makes claims similar to the cases referred to above. The Company is carefully evaluating this claim. Due to the early stage of the claim, its outcome cannot be presently predicted.

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


<PAGE

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions with Company management, forward-looking statements concerning the Company's operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", or "anticipates" or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and discussions with Company management, including:

1. future changes in federal, state, local and third party payor regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing.

2. adverse results from investigations of clinical laboratories by the government, which may include significant monetary damages and/or exclusion from the Medicare and Medicaid programs.

3. loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid or other federal, state or local agencies.

4. failure to comply with the Federal Occupational Safety and Health Administration requirements and the recently passed Needlestick Safety and Prevention Act which may result in penalties and loss of licensure.

5. increased competition, including price competition.

6. changes in payor mix, including an increase in capitated managed-cost health care.

7. our failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers.

8. our failure to integrate newly acquired businesses and the cost related to such integration.

9. adverse results in litigation matters.

10.our ability to attract and retain experienced and qualified personnel.

11. failure to maintain our days sales outstanding levels.

RESULTS OF OPERATIONS

Three Months ended March 31, 2001 compared with Three Months ended March 31, 2000.

     Net sales for the three months ended March 31, 2001 were $525.4, an increase of $62.7, or 13.6%, from $462.7 for the comparable 2000 period. The sales increase is a result of a 6.2% increase in volume and a 7.4% increase in average price. The increase in sales for the first quarter of 2001 would have been approximately 11.6% after excluding the effect of the acquisitions made in 2000.

     Cost of sales, which includes primarily laboratory and distribution costs, was $303.8 for the three months ended March 31, 2001 compared to $279.2 in the corresponding 2000 period, an increase of $24.6. The increase in cost of sales is primarily the result of increases in volume and supplies due to increases in the mix of genomic and esoteric tests run as well as higher cost tests run in the core laboratories. Cost of sales as a percentage of net sales was 57.8% for the three months ended March 31, 2001 and 60.3% in the corresponding 2000 period. The decrease in the cost of sales percentage of net sales primarily resulted from price increases and the Company's continued cost reduction efforts and cost efficiencies related to increased volume.

     Selling, general and administrative expenses increased to $125.0 for the three months ended March 31, 2001 from $118.4 in the same period in 2000. This increase resulted primarily from bad debt expense on higher net sales amounts, as well as from personnel and other costs related to billing system conversions. The Company lowered its provision for bad debt expense, as a percentage of sales, to 9.7% for the three months ended March 31, 2001 compared to 10.2% for the year ended December 31, 2000. As a percentage of net sales, selling, general and administrative expenses were 23.8% and 25.6% for the three months ended March 31, 2001 and 2000, respectively.

     The amortization of intangibles and other assets was $9.3 and $7.7 for the three months ended March 31, 2001 and 2000.

     Interest expense was $8.8 for the three months ended
March 31, 2001 compared with $9.9 for the same period in 2000.
The decline in interest expense is a result of the Company's reduction in long-term debt and lower interest rates.

     The provision for income taxes as a percentage of earnings before taxes was 45.0% for the three months ended March 31, 2001 compared to 46.0% for the three months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $64.5 and $48.5 for the three months ended March 31, 2001 and March 31, 2000, respectively. The increase in cash flow from operations primarily resulted from improved earnings. Capital expenditures were $12.7 and $10.8 for the first three months of 2001 and 2000, respectively.

     The Company's days sales outstanding (DSO) decreased to 67 days at March 31, 2001 from 68 days at the end of December 31, 2000. The Company expects to continue to reduce DSO to the mid
60s by the end of 2001.

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


<PAGE

ITEM 3.  Quantitative and Qualitative Disclosure about
         Market Risk

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           See "Note 9 to the Company's Unaudited Condensed
           Consolidated Financial Statements" for the three months ended March 31, 2001

Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K


            (1) A current report on Form 8-K dated February 14, 2001 was filed on February 14, 2001, by the registrant, in connection with the press release dated February 14, 2001 announcing the results for the quarter and twelve months ended December 31, 2000.

            (2) A current report on Form 8-K dated February 14, 2001 was filed on February 14, 2001, by the registrant, in connection with the press release dated February 14, 2001 announcing summary information for the Company.

            (3) A current report on Form 8-K dated March 26, 2001 was filed on March 26, 2001, by the registrant, in connection with the press release dated March 26, 2001 announcing that it has entered into a definitive agreement with privately-held Path Lab Holdings, Inc. (Path Lab) to acquire all of its outstanding stock.

            (4) A current report on Form 8-K dated March 27, 2001 was filed on March 28, 2001, by the registrant, in connection with the press release dated March 27, 2001 announcing that Thomas P. Mac Mahon, chairman and chief executive officer, was scheduled to speak at the Banc of America Securities Health Care Conference in Las Vegas on March 27, 2001.

        (b) Reports on Form 8-K (continued)


            (5)    A current report on Form 8-K dated April
                   3, 2001 was filed on April 3, 2001,
                   by the registrant, in connection with the press release dated April 3, 2001 announcing that Bradford T. Smith, executive vice president of public affairs, was scheduled to speak at the Thomas Weisel Health Care Conference in San Francisco on April 3, 2001.

            (6) A current report on Form 8-K dated April 11, 2001 was filed on April 11, 2001, by the registrant, in connection with the press release dated April 11, 2001 announcing that Thomas P. Mac Mahon, chairman and chief executive officer, was scheduled to speak at the Merrill Lynch Health Services Conference in Washington, DC on Wednesday April 11, 2001.

            (7) A current report on Form 8-K dated April 23, 2001 was filed on April 23, 2001, by the registrant, in connection with the press release dated April 23, 2001 announcing results for the quarter ended March 31, 2001.

            (8) A current report on Form 8-K dated April 23, 2001 was filed on April 23, 2001, by the registrant, in connection with the press release dated April 23, 2001 announcing summary information for the Company.

            (9) A current report on Form 8-K dated May 1, 2001 was filed on May 1, 2001, by the registrant, in connection with the press release dated May 1, 2001 announcing the completion of the acquisition of New England-based Path Lab Holdings, Inc.
                   (Path Lab). Path Lab had revenues in 2000 of approximately $51.6 million and earnings before interest, taxes, depreciation and amortization of $12.9 million. Terms of the transaction were not disclosed.

                       S I G N A T U R E S


      Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               LABORATORY CORPORATION OF AMERICA HOLDINGS
                             Registrant



                           By:/s/ THOMAS P. MAC MAHON
                              ---------------------------
                                  Thomas P. Mac Mahon
                                  Chairman, President and
                                  Chief Executive Officer



                           By:/s/ WESLEY R. ELINGBURG
                              -------------------------------
                                  Wesley R. Elingburg
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Treasurer

May 4, 2001
16

6