Form 10-Q
period 2001-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2001-08-10
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock is 70,131,790 shares as of July 31, 2001, of which 10,705,074 shares are held by indirect wholly owned subsidiaries of Roche Holding Ltd.

                                INDEX


          PART I. Financial Information

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited)
        June 30, 2001 and December 31, 2000

        Condensed Consolidated Statements of Operations (unaudited) Six- and three-months ended June 30, 2001 and 2000

        Condensed Consolidated Statements of Changes in
        Shareholders' Equity (unaudited)
        Six months ended June 30, 2001 and 2000

        Condensed Consolidated Statements of Cash Flows
        (unaudited) Six months ended June 30, 2001 and 2000

        Notes to Consolidated Financial Statements

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3  Quantitative and Qualitative Disclosures about
        Market Risk


        PART II. OTHER INFORMATION

Item 1  Legal Proceedings

Item 6  Exhibits and Reports on Form 8-K

                    PART I - FINANCIAL INFORMATION


Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                               June 30,         December 31,
                                                   2001               2000
                                               ----------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                  $     20.5           $    48.8
  Accounts receivable, net                        390.8               368.0
  Inventories                                      34.8                31.6
  Prepaid expenses and other                       19.1                18.5
  Deferred income taxes                            51.0                44.8
                                              ---------            --------
Total current assets                              516.2               511.7

Property, plant and equipment, net                283.8               272.8
Intangible assets, net                            948.9               865.7
Other assets, net                                  15.0                16.7
                                              ---------            --------
                                             $  1,763.9           $ 1,666.9
                                              =========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $     57.3           $    52.8
  Accrued expenses and other                      140.7               127.1
  Current portion of long-term debt               132.0               132.0
                                              ---------            --------
 Total current liabilities                        330.0               311.9

Revolving credit facility                          50.0                  --
Long-term debt, less current portion              280.5               346.5
Capital lease obligations                           6.6                 7.2
Other liabilities                                 116.5               123.9

Commitments and contingent liabilities               --                  --

Shareholders' equity:
  Common stock, $0.10 par value; 265,000,000
    shares authorized; 70,080,455 and
    69,739,246 shares issued and outstanding
    at June 30, 2001 and December 31,
    2000, respectively                              7.0                 7.0
  Additional paid-in capital                    1,066.1             1,048.2
  Accumulated deficit                             (72.4)             (168.0)
  Unearned restricted stock compensation          (16.9)               (9.4)
  Accumulated other comprehensive loss             (3.5)               (0.4)
                                              ---------            --------

   Total shareholders' equity                     980.3               877.4
                                              ---------            --------
                                             $  1,763.9           $ 1,666.9
                                              =========            ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                 Six Months Ended       Three Months Ended
                                     June 30,                June 30,
                             -----------------------  ----------------------
                                2001       2000          2001       2000
                             -----------------------  ----------------------
Net sales                   $ 1,075.2     $  945.1    $   549.7    $  482.4

Cost of sales                   612.7        560.4        308.8       281.2
                              -------      -------      -------     -------

Gross profit                    462.5        384.7        240.9       201.2

Selling, general and
  administrative expenses       252.4        240.5        127.4       122.1

Amortization of intangibles
  and other assets               20.2         15.5         10.9         7.8
                              -------      -------      -------     -------

Operating income                189.9        128.7        102.6        71.3

Other income (expenses):
  Loss on sale of assets         (1.2)        (0.8)        (0.8)       (0.5)
  Net investment income (loss)    1.5          0.1          0.5        (0.9)
  Interest expense              (16.3)       (19.8)        (7.5)       (9.3)
                              -------      -------      -------     -------
Earnings before income taxes    173.9        108.2         94.8        60.6

Provision for income taxes       78.3         49.8         42.7        27.9
                              -------      -------      -------     -------

Net earnings                     95.6         58.4         52.1        32.7

Less preferred stock dividends     --        (34.4)          --       (19.6)
Less accretion of mandatorily
  redeemable preferred stock       --         (0.2)          --        (0.1)
                              -------      -------      -------     -------
Net earnings attributable to
  common shareholders        $   95.6     $   23.8     $   52.1    $   13.0
                              =======      =======      =======     =======


Basic earnings per
  common share               $    1.38    $    0.91    $    0.75   $    0.49
                              ========     ========     ========    ========

Diluted earnings per
  common share               $    1.36    $    0.85    $    0.74   $    0.47
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

                                                  Additional
                                         Common    Paid-in     Accumulated
                                         Stock      Capital       Deficit
                                        -------   ----------     ----------
PERIOD ENDED JUNE 30, 2000
Balance at beginning of year            $  2.6     $  422.6       $ (245.5)
Comprehensive income:
  Net earnings                              --           --           58.4
  Other comprehensive income:
    Foreign currency translation
     adjustments                            --           --             --
                                        ------      -------        -------
Comprehensive income                        --           --           58.4
Issuance of common stock                    --          4.0             --
Issuance of restricted stock
  awards                                    --          4.1             --
Amortization of unearned
  restricted stock compensation             --           --             --
Income tax benefit from stock
  options exercised                         --          1.5             --
Conversion of preferred stock
  into common stock                        1.0        136.8             --
Preferred stock dividends                   --           --          (34.4)
Accretion of mandatorily
  redeemable preferred stock                --           --           (0.2)
                                        ------      -------        -------
BALANCE AT JUNE 30, 2000                $  3.6     $  569.0       $ (221.7)
                                         =====      =======        =======

PERIOD ENDED JUNE 30, 2001
Balance at beginning of year            $  7.0     $1,048.2       $ (168.0)
Comprehensive income:
  Net earnings                             --            --           95.6
  Other comprehensive income:
    Cumulative effect of change
     in accounting principle
     (net-of-tax)                          --            --             --
    Unrealized derivative loss
     on cash flow hedge
     (net-of-tax)                          --            --             --
    Foreign currency translation
     adjustments                           --            --             --
                                       ------       -------        -------
Comprehensive income                       --            --           95.6
Issuance of common stock                   --           4.0             --
Issuance of restricted stock awards        --          11.3             --
Amortization of unearned
  restricted stock compensation            --            --             --
Income tax benefit from stock
  options exercised                        --           2.6             --
                                       ------       -------        -------
BALANCE AT JUNE 30, 2001               $  7.0      $1,066.1       $  (72.4)
                                        =====       =======        =======
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                    (Unaudited)

                                     Unearned      Accumulated
                                    Restricted       Other           Total
                                      Stock       Comprehensive    Shareholders'
                                   Compensation      Loss            Equity
                                   ------------   -------------    ------------
PERIOD ENDED JUNE 30, 2000
Balance at beginning of year        $  (4.1)      $  (0.1)         $  175.5
Comprehensive income:
  Net earnings                           --            --              58.4
  Other comprehensive income:
    Foreign currency translation
     adjustments                         --          (0.2)             (0.2)
                                     ------        ------            ------
Comprehensive income                     --          (0.2)             58.2
Issuance of common stock                 --            --               4.0
Issuance of restricted stock
  awards                               (4.1)           --                --
Amortization of unearned
  restricted stock compensation         1.0            --               1.0
Income tax benefit from stock
  options exercised                      --            --               1.5
Conversion of preferred stock
  into common stock                      --            --             137.8
Preferred stock dividends                --            --             (34.4)
Accretion of mandatorily
  redeemable preferred stock            --            --               (0.2)
                                     ------        ------            ------
BALANCE AT JUNE 30, 2000            $  (7.2)      $  (0.3)          $ 343.4
                                     ======        ======            ======

PERIOD ENDED JUNE 30, 2001
Balance at beginning of year        $  (9.4)      $  (0.4)          $ 877.4
Comprehensive income:
  Net earnings                           --            --              95.6
  Other comprehensive income:
    Cumulative effect of change
     in accounting principle
     (net-of-tax)                        --           0.6               0.6
    Unrealized derivative loss
     on cash flow hedge
     (net-of-tax)                        --          (2.9)             (2.9)
    Foreign currency translation
     adjustments                         --          (0.8)             (0.8)
                                     ------        ------            ------
Comprehensive income                     --          (3.1)             92.5
Issuance of common stock                 --            --               4.0
Issuance of restricted stock awards   (11.3)           --                --
Amortization of unearned
  restricted stock compensation         3.8            --               3.8
Income tax benefit from stock
  options exercised                      --            --               2.6
                                     ------        ------            ------
BALANCE AT JUNE 30, 2001            $ (16.9)       $ (3.5)          $ 980.3
                                     ======         =====            ======
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)


                                                   Six Months Ended
                                                       June 30,
                                              ------------------------
                                                 2001            2000
                                              ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                  $   95.6         $  58.4

  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization               49.8            43.4
      Deferred compensation                        3.8             1.0
      Net losses on sale of assets                 1.2             0.8
      Deferred income taxes                        1.1            (0.6)
      Change in assets and liabilities:
        Increase in accounts receivable, net      (9.1)          (23.9)
        Increase in inventories                   (1.3)           (0.9)
        Decrease in prepaid expenses and other     3.3            17.8
        (Decrease) increase in accounts payable   (3.6)            7.1
        (Decrease) increase in accrued expenses
           and other                              (2.4)           29.6
        Other, net                                 0.3            (2.8)
                                                ------          ------
  Net cash provided by operating activities      138.7           129.9
                                                ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           (33.6)          (26.1)
  Proceeds from sale of assets                     1.0             0.8
  Deferred payments on acquisitions               (2.2)             --
  Acquisition of businesses                     (118.9)          (28.5)
                                                ------          ------
  Net cash used for investing activities        (153.7)          (53.8)
                                                ------          ------



 (continued)

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                              (Unaudited)

                                             Six Months Ended
                                                  June 30,
                                            -------------------
                                             2001        2000
                                            -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from revolving credit facilities   75.0          --
 Payments on revolving credit facilities    (25.0)         --
 Payments on long-term debt                 (66.0)      (51.0)
 Payments on long-term lease obligations     (0.5)       (0.5)
 Payment of preferred stock dividends          --        (9.5)
 Net proceeds from issuance of stock to
  employees                                   4.0         4.0
                                           ------      ------
Net cash used for financing activities      (12.5)      (57.0)
                                           ------      ------
Effect of exchange rate changes on cash
 and cash equivalents                        (0.8)       (0.2)
                                           ------      ------
 Net (decrease) increase in cash and
   cash equivalents                         (28.3)       18.9
 Cash and cash equivalents at
   beginning of period                       48.8        40.3
                                           ------      ------
 Cash and cash equivalents at
   end of period                          $  20.5     $  59.2
                                           ------      ------

Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                             $  16.7     $  22.3
     Income taxes, net of refunds            55.2        12.4

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                     --        24.9
 Accretion of mandatorily redeemable
   preferred stock                             --         0.2
 Conversion of preferred stock into
   common stock                                --       137.8

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

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                   Three Months                Six Months
                                  Ended June 30,            Ended June 30,
                             -----------------------   ------------------------
                               2001          2000        2001         2000
                             -----------------------   ------------------------
Basic                        69,299,534   26,662,270    69,265,480   26,086,124
Assumed conversion/exercise
of:
  Stock options                 557,172      603,704       552,953      517,786
  Restricted stock awards       585,943      332,742       555,668      329,532
  Series A preferred stock           --   15,865,315            --   15,865,315
  Series B preferred Stock           --   25,897,918            --   25,625,248
                             ----------   ----------    ----------   ----------

Diluted                      70,442,649   69,361,949    70,374,101   68,424,005
                             ----------   ----------    ----------   ----------

      At June 30, 2001 and 2000, options to acquire 15,897 and 236,041 shares of common stock, respectively, were excluded in the computations of diluted earnings per share, because the effect of including the options would have been antidilutive.


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

     At January 1 and June 30, 2001, the Company was a party to an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure with respect to $200.0 of its floating rate debt. This effectively fixed the interest rate exposure on the floating rate debt to a weighted-average fixed interest rate of 5.1%. This swap requires that the Company pay a fixed rate amount in exchange for the financial institution paying a floating rate amount. The amount paid by the Company as of June 30, 2001 was $0.2. The swap agreement matures March 31, 2003. The notional amount of the agreement is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss. The estimated cost at which the Company could have terminated this agreement as of June 30, 2001 was approximately $3.9. This fair value was estimated by discounting the expected cash flows using rates currently available for interest rate swaps with similar terms and maturities. Interest rates in effect for the long-term and revolving credit agreement as of June 30, 2001 were 4.3% and 4.1% respectively.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     In accordance with the provisions of SFAS No. 133, as amended, this interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At June 30, 2001, the fair value of the hedge is recorded as a long-term liability of $3.9. In addition, the cumulative effect of the change in accounting principle related to the adoption of SFAS 133, resulted in a $0.6 credit (net-of-tax) to accumulated other comprehensive income on the date of transition (January 1, 2001). For the six months ended June 30, 2001, the change in the fair value of the derivative instrument was recorded as a $2.9 debit (net-of-tax) to accumulated other comprehensive income. The swap was considered to be effective for the entire six month period.

     If the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings.

4.   STOCK SPLIT

     On May 24, 2001, the Company's shareholders approved an amendment to the restated certificate of incorporation to increase the number of common shares authorized from 52 million shares to 265 million shares. On June 11, 2001, the Company effected a two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by shareholders of record on June 4, 2001. All references to common stock, common shares outstanding, average number of common shares outstanding, stock options, restricted shares and per share amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been restated to reflect the June 11, 2001 two-for-one common stock split on a retroactive basis.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," was issued. This Statement supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38. "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates the pooling method of accounting for business enterprises. This Statement requires all business combinations to be accounted for using the purchase method for all transactions initiated after June 30, 2001.

     In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was also issued. This Statement supersedes APB No. 17 "Intangible Assets" and addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be reviewed at least annually for impairment.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Intangible assets that have finite lives will continue to be amortized over their useful lives, but without the constraint of the 40-year useful life amortization ceiling. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001, however, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement. The Company is evaluating the impact of the adoption of SFAS No. 141 and SFAS No. 142.


6.   BUSINESS ACQUISITIONS

     On April 30, 2001, the Company completed the acquisition of all of the outstanding stock of Path Lab Holdings, Inc. (Path Lab), which is based in Portsmouth, New Hampshire for approximately $83.0 in cash and future payments of $25.0 based upon attainment of specific earnings targets. Path Lab's revenues for the year ended December 31, 2000 were approximately $51.6.

     On June 4, 2001, the Company completed the acquisition of Minneapolis-based Viro-Med Inc. for approximately $31.7 in cash and future payments of $12.0 based upon attainment of specific earnings targets. Viro-Med's revenues for the year ended December 31, 2000 were approximately $25.2.


7.   RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:
                                           Lease and
                             Severance   Other Facility
                                  Costs          Costs        Total
                               ----------   ----------------  ------


Balance at December 31, 2000     $ 1.9           $20.1        $22.0
  Cash payments                   (1.0)           (2.9)        (3.9)
  Reclassifications and
    non-cash items                (0.7)            0.3         (0.4)
                                  ----            ----         ----
Balance at June 30, 2001         $ 0.2            17.5         17.7
                                  ====            ====         ====

Current                                                       $ 8.4
Non-current                                                   $ 9.3
                                                               ----
                                                              $17.7
                                                               ====

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

8.   LONG-TERM DEBT

     The Company made a payment of $33.0 to its term loan on June 30, 2001. The effective rate on the Company's term loan at June 30, 2001 was a weighted-average fixed interest rate of 5.7%. At the end of the second quarter, the Company had an outstanding balance on its revolving credit facility of $50.0 with a weighted-average fixed interest rate of 5.0%.


9.   RELATED PARTY TRANSACTION

     During June 2001, the Company filed a registration statement relating to the sale by Roche Holdings, Inc. (Roche) of 12.0 million shares of the Company's common stock. Following such sale, Roche's ownership percentage decreased to 15.3% from 32.4%. Under the terms of the Company's Credit Agreement, the effective interest rate on the Company's bank debt increased by approximately 100 basis points as a result of Roche's ownership interest dropping to 15.3%. In connection with this sale, Roche paid the Company $1.2.


10.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation (including two cases which purport to be class action suits) brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 government settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies and individuals, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. Following a careful evaluation of these claims, the Company has entered into settlement negotiations with the representatives of all of these parties, resulting in settlement agreements to resolve the majority of these matters. During the six months ended June 30, 2001, $12.9 was paid out with two of these settlement agreements. Based upon these discussions and settlement agreements, management does not believe that the ultimate outcome of these claims will exceed existing reserves or have a material adverse affect on the Company. On January 9, 2001, the Company was served with a complaint in North Carolina which purports to be a class action and makes claims similar to the cases referred to above. The Company is carefully evaluating this claim. Due to the early stage of the claim, its outcome cannot be presently predicted.

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

RESULTS OF OPERATIONS
---------------------

Three Months ended June 30, 2001 compared with Three Months ended
June 30, 2000.

     Net sales for the three months ended June 30, 2001 were $549.7, an increase of $67.3, or 14.0%, from $482.4 for the comparable 2000 period. The sales increase is a result of increases in both volume and price of approximately 7% each. The increase in sales for the second quarter of 2001 would have been approximately 10.0% after excluding the effect of the acquisitions made in 2001 and 2000.

     Cost of sales, which includes primarily laboratory and distribution costs, was $308.8 for the three months ended June 30, 2001 compared to $281.2 in the corresponding 2000 period, an increase of $27.6. The increase in cost of sales is primarily the result of increases in volume and supplies due to recent acquisitions and growth in the base business. Cost of sales as a percentage of net sales was 56.2% for the three months ended June 30, 2001 and 58.3% in the corresponding 2000 period. The decrease in the cost of sales percentage of net sales primarily resulted from price increases, changes in the mix of tests favoring higher value tests and the addition of new, higher margin business.

     Selling, general and administrative expenses increased to $127.4 for the three months ended June 30, 2001 from $122.1 in the same period in 2000. This increase resulted primarily from bad debt expense on higher net sales amounts, as well as from personnel and other costs as a result of the recent acquisitions. Due to improved cash collections, the Company lowered its provision for bad debt expense, as a percentage of sales, to 9.4% for the three months ended June 30, 2001 compared to 9.7% for the three months ended March 31, 2001. As a percentage of net sales, selling, general and administrative expenses were 23.2% and 25.3% for the three months ended June 30, 2001 and 2000, respectively.

     The amortization of intangibles and other assets was $10.9 and $7.8 for the three months ended June 30, 2001 and 2000.

     Interest expense was $7.5 for the three months ended June 30, 2001 compared with $9.3 for the same period in 2000. The decline in interest expense is a result of the Company's reduction in long-term debt and lower interest rates. As of July 1, 2001, the interest rate on the term loan increased by 1.0% and the interest rate on the revolver increased by 0.9375% due to the reduction of Roche Holdings, Inc.'s (Roche) ownership of the Company's stock. During June 2001, Roche sold 12.0 million shares which reduced their ownership of the Company's common stock to 15.3% from 32.4%.

     The provision for income taxes as a percentage of earnings before taxes was 45.0% for the three months ended June 30, 2001 compared to 46.0% for the three months ended June 30, 2000.


Six Months ended June 30, 2001 compared with Six Months ended June
30, 2000.

     Net sales for the six months ended June 30, 2001 were $1,075.2, an increase of $130.1, or 13.8%, from $945.1 for the comparable 2000 period. The sales increase is a result of an increase in price of approximately 7.3% and an increase in volume of approximately 6.5%. The increase in sales for the six months ended June 30, 2001 would have been approximately 10.7% after excluding the effect of the acquisitions made in 2001 and 2000.

     Cost of sales, which includes primarily laboratory and distribution costs, was $612.7 for the six months ended June 30, 2001 compared to $560.4 in the corresponding 2000 period, an increase of $52.3. The increase in cost of sales is primarily the result of increases in volume and supplies due to recent acquisitions and growth in the base business. Cost of sales as a percentage of net sales was 57.0% for the six months ended June 30, 2001 and 59.3% in the corresponding 2000 period. The decrease in the cost of sales percentage of net sales primarily resulted from price increases, changes in the mix of tests favoring higher value tests and the addition of new, higher margin business.

     Selling, general and administrative expenses increased to $252.4 for the six months ended June 30, 2001 from $240.5 in the same period in 2000. This increase resulted primarily from bad debt expense on higher net sales amounts, as well as from personnel and other costs as a result of the recent acquisitions. The Company lowered its provision for bad debt expense, as a percentage of sales, to 9.4% for the three months ended June 30, 2001, making its effective bad debt rate for the six month period equal 9.5% compared to 10.2% at December 31, 2000. As a percentage of net sales, selling, general and administrative expenses were 23.5% and 25.4% for the six months ended June 30, 2001 and 2000, respectively.

     The amortization of intangibles and other assets was $20.2 and $15.5 for the six months ended June 30, 2001 and 2000.

     Interest expense was $16.3 for the six months ended June 30, 2001 compared with $19.8 for the same period in 2000. The decline in interest expense is a result of the Company's reduction in long-term debt and lower interest rates.

     The provision for income taxes as a percentage of earnings before taxes was 45.0% for the six months ended June 30, 2001 compared to 46.0% for the six months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities was $138.7 and $129.9 for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase in cash flow from operations primarily resulted from improved earnings and improved cash collections offset by legal settlements of approximately $12.9 and an increase of $42.8 in income taxes paid for the six months ended June 30, 2001.
Capital expenditures were $33.6 and $26.1 for the six months ended June 30, 2001 and 2000, respectively.

     During the second quarter, the Company made cash payments on the acquisitions of Path Lab Holdings, Inc. and Viro-Med Inc., totaling approximately $115.0. These payments were financed primarily through available cash plus net borrowings of $50.0 under the Company's revolving credit agreement.

     The Company's days sales outstanding (DSO) decreased to 64 days at June 30, 2001 from 68 days at the end of December 31, 2000. During the quarter, the Company lowered its bad debt as a percentage of sales to 9.4% as compared to 10.2% at the end of December 31, 2000. This reduction reflects the positive trends in cash collections for the quarter.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           See "Note 10 to the Company's Unaudited Condensed
           Consolidated Financial Statements" for the six months ended June 30, 2001

Item 4   Report of the Inspector of Election

     The following votes were provided by American Stock Transfer & Trust Company in their proxy tabulation report dated April 26, 2001 and additional proxies received after such report:

Total outstanding shares of Laboratory Corporation
of America ( NEW):                                 69,836,604*
Total shares voted prior to the meeting:           64,766,820
Total shares voted at the meeting:                          0

(*total shares reflect the 1-for-10 reverse stock split in May 2000)


                                             For          Withheld
                                        -------------    ----------
Election of the members
of the Board of Directors:
     American Stock Transfer & Trust Company
           Thomas P. Mac Mahon            49,383,356      9,383,464
           Jean-Luc Belingard             63,705,980      1,060,840
           Wendy E. Lane                  64,332,684        434,136
           Robert E. Mittelstaedt, Jr.    64,332,432        434,388
           James B. Powell, MD            64,330,414        436,406
           David B. Skinner, MD           64,332,704        434,116
           Andrew G. Wallace, MD          64,332,704        434,116


     Individual votes cast at the meeting
           Thomas P. Mac Mahon                     0              0
           Jean-Luc Belingard                      0              0
           Wendy E. Lane                           0              0
           Robert E. Mittelstaedt, Jr.             0              0
           James B. Powell, MD                     0              0
           David B. Skinner, MD                    0              0
           Andrew G. Wallace, MD                   0              0

Item 4.     Report of the Inspector of Election - Continued

                                     Votes        Votes       Votes
                                     For         Against     Abstained
                                  ----------   -----------  -----------
Approval of the Amendment to
the Laboratory Corporation of
America Holdings Certificate
of Incorporation:
     American Stock Transfer &
          Trust Company           43,925,034    20,824,915      16,570
     Individual votes cast
       at the meeting                      0             0           0

Approval of the Amendment to the
Laboratory Corporation of America
Holdings 1995 Non-Employee Director
Stock Plan:
     American Stock Transfer &
       Trust Company              63,198,508     1,530,372      37,940
     Individual votes cast
        at the meeting                     0             0           0

Ratification of the appointment of
PricewaterhouseCoopers LLP as the
Company's independent accountants
for the fiscal year ending
December 31, 2001:
     American Stock Transfer &
        Trust Company             64,623,548       127,530      15,442
     Individual votes cast
        at the meeting                     0             0           0

Total outstanding shares of Laboratory Corporation
of America Holdings (OLD):                                     146,000*
Total shares voted prior to the meeting                         19,558
Total shares voted at the meeting:                                  0

(* total shares do not reflect the 1-for-10 reverse stock split in May
2000)

Item 4.     Report of the Inspector of Election - Continued


                                             For          Withheld
                                        -------------    ----------
Election of the members
of the Board of Directors:
     American Stock Transfer & Trust Company
           Thomas P. Mac Mahon              19,558                0
           Jean-Luc Belingard               19,558                0
           Wendy E. Lane                    19,558                0
           Robert E. Mittelstaedt, Jr.      19,558                0
           James B. Powell, MD              19,558                0
           David B. Skinner, MD             19,558                0
           Andrew G. Wallace, MD            19,558                0

     Individual votes cast at the meeting
           Thomas P. Mac Mahon                   0                0
           Jean-Luc Belingard                    0                0
           Wendy E. Lane                         0                0
           Robert E. Mittelstaedt, Jr.           0                0
           James B. Powell, MD                   0                0
           David B. Skinner, MD                  0                0
           Andrew G. Wallace, MD                 0                0


                                    Votes        Votes         Votes
                                     For         Against     Abstained
                                  ----------   -----------  -----------
Approval of the Amendment to the Laboratory
Corporation of America Holdings Certificate
of Incorporation:
     American Stock Transfer &
        Trust Company                17,870          288         1,400
     Individual votes cast
        at the meeting                    0            0             0

Approval of the Amendment to the Laboratory
Corporation of America Holdings 1995
Non-Employee Director Stock Plan:
     American Stock Transfer &
        Trust Company                 16,270       1,888         1,400
     Individual votes cast
        at the meeting                     0           0             0

Ratification of the appointment of
PricewaterhouseCoopers LLP as the Company's
independent accountants for the fiscal year
ending December 31, 2001:
     American Stock Transfer &
        Trust Company                  19,108          0           450
     Individual votes cast
        at the meeting                      0          0             0

Item 4.     Report of the Inspector of Election - Continued

     In addition, certain shares of National Health Laboratories
Holdings Inc. (NHL) which have not been converted to Company shares were eligible to vote at the annual meeting and were voted as follows:

Total outstanding NHL shares:           334
Total shares voted:                     210
Total shares voted at the meeting:        0

                                             For          Withheld
                                        -------------    ----------

Election of the members
of the Board of Directors:
     American Stock Transfer & Trust Company
          Thomas P. Mac Mahon                 200             10
          Jean-Luc Belingard                  200             10
          Wendy E. Lane                       200             10
          Robert E. Mittelstaedt, Jr.         200             10
          James B. Powell, MD                 200             10
          David B. Skinner, MD                200             10
          Andrew G. Wallace, MD               200             10

     Individual votes cast at the meeting
          Thomas P. Mac Mahon                   0             0
          Jean-Luc Belingard                    0             0
          Wendy E. Lane                         0             0
          Robert E. Mittelstaedt, Jr.           0             0
          James B. Powell, MD                   0             0
          David B. Skinner, MD                  0             0
          Andrew G. Wallace, MD                 0             0

                                    Votes        Votes         Votes
                                     For         Against     Abstained
                                  ----------   -----------  -----------

Approval of the Amendment to the Laboratory
Corporation of America Holdings Certificate
of Incorporation:
     American Stock Transfer &
        Trust Company                 210           0            0
     Individual votes cast
        at the meeting                  0           0            0

Approval of the Amendment to the Laboratory
Corporation of America Holdings 1995
Non-Employee Director Stock Plan:
     American Stock Transfer &
        Trust Company                 200          10            0
     Individual votes cast
        at the meeting                  0           0            0

Item 4.     Report of the Inspector of Election - Continued

                                    Votes        Votes         Votes
                                     For         Against     Abstained
                                  ----------   -----------  -----------
Ratification of the appointment of
PricewaterhouseCoopers LLP as the Company's
independent accountants for the fiscal year
ending December 31, 2001:
     American Stock Transfer &
        Trust Company                  210           0            0
     Individual votes cast
        at the meeting                   0           0            0


Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K

            (1) A current report on Form 8-K dated May 8, 2001 was filed on May 8, 2001, by the registrant, in connection with the press release dated May 8, 2001 announcing that Thomas P. Mac Mahon, chairman and chief executive officer, was scheduled to speak at the Deutsche Banc Alex Brown Health Care Conference in Baltimore, MD on Tuesday, May 8, 2001.

            (2) A current report on Form 8-K dated May 10, 2001 was filed on May 11, 2001, by the registrant, in connection with the press release dated May 10, 2001, announcing that the Company had filed a registration statement with the Securities and Exchange Commission related to the offering by Roche Holdings, Inc. of 5.5 million shares of the Company's common stock. In addition, Roche granted the underwriters a 30-day option to purchase up to an additional 500,000 shares to cover over-allotments, if any.

            (3) A current report on Form 8-K dated June 4, 2001 was filed on June 4, 2001, by the registrant, in connection with the press release dated June 4, 2001, announcing that it had completed the acquisition of Minneapolis-based Viro-Med, Inc.

            (4) A current report on Form 8-K dated June 11, 2001 was filed on June 12, 2001, by the registrant, in connection with the press release dated June 11, 2001, announcing that the Company effected the two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by shareholders of record on June 4, 2001.

            (5) A current report on Form 8-K dated June 12, 2001 was filed on June 12, 2001, by the registrant, in connection with the press release dated June 12, 2001 announcing that Bradford T. Smith, executive vice president of public affairs, was scheduled to speak at the Goldman, Sachs & Co. Healthcare Conference in Dana Point, CA on June 13, 2001.

            (6)    A current report on Form 8-K dated July
                   11, 2001 was filed on July 11, 2001,
                   by the registrant, in connection with the press release dated July 11, 2001 announcing that the Company and EXACT
                   Sciences Corporation signed an agreement for the licensing of EXACT Sciences' proprietary genomics-based technologies to the Company.


            (7) A current report on Form 8-K dated July 23, 2001 was filed on July 23, 2001, by the registrant, in connection with the press release dated July 23, 2001 announcing summary information for the Company.

            (8)    A current report on Form 8-K dated July,
                   23, 2001 was filed on July 23, 2001, by the registrant, in connection with the press release dated July 23, 2001 announcing the results for the quarter ended June 30, 2001.

            (9)    A current report on Form 8-K dated July
                   24, 2001 was filed on July 24, 2001,
                   by the registrant, in connection with the press release dated July 24, 2001 announcing supplemental summary information for the Company.

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

August 10, 2001
16

13