Form 10-Q
period 2001-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2001-11-09
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           SEPTEMBER 30, 2001
                                     -------------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                  ----------   ------------------

Commission file number                     1-11353
                                  -------------------------------

           LABORATORY CORPORATION OF AMERICA HOLDINGS
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                         13-3757370
--------------------------              -------------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

   358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA      27215
-----------------------------------------------------   ---------
 (Address of principal executive offices)              (Zip code)

                            (336) 229-1127
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

The number of shares outstanding of the issuer's common stock is 70,328,277 shares as of October 31, 2001.

                                INDEX


          PART I. Financial Information

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited)
        September 30, 2001 and December 31, 2000

        Condensed Consolidated Statements of Operations (unaudited) Nine- and three-months ended September 30, 2001 and 2000

        Condensed Consolidated Statements of Changes in
        Shareholders' Equity (unaudited)
        Nine months ended September 30, 2001 and 2000

        Condensed Consolidated Statements of Cash Flows
        (unaudited) Nine months ended September 30, 2001 and 2000

        Notes to Unaudited Condensed Consolidated Financial Statements

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

Item 6  Exhibits and Reports on Form 8-K

                    PART I - FINANCIAL INFORMATION


Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                            September 30,        December 31,
                                                 2001                 2000
                                            -------------        -------------
ASSETS
Current assets:
  Cash and cash equivalents                  $     55.5           $    48.8
  Accounts receivable, net                        389.0               368.0
  Supplies inventory                               37.4                31.6
  Prepaid expenses and other                       16.4                18.5
  Deferred income taxes                            55.2                44.8
                                              ---------            --------
Total current assets                              553.5               511.7

Property, plant and equipment, net                296.2               272.8
Intangible assets, net                            952.3               865.7
Other assets, net                                  18.3                16.7
                                              ---------            --------

                                             $  1,820.3           $ 1,666.9
                                              =========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $     61.5           $    52.8
  Accrued expenses and other                      161.6               127.1
  Current portion of long-term debt                  --               132.0
                                              ---------            --------
Total current liabilities                         223.1               311.9

Zero coupon-subordinated notes                    437.1                  --
Long-term debt, less current portion                 --               346.5
Capital lease obligations                           6.4                 7.2
Other liabilities                                 117.2               123.9

Commitments and contingent liabilities               --                  --

Shareholders' equity:
  Common stock, $0.10 par value; 265,000,000
    shares authorized;70,241,913 and
    69,739,246 shares issued and outstanding
    at September 30, 2001 and December 31,
    2000, respectively                              7.0                 7.0
  Additional paid-in capital                    1,074.8             1,048.2
  Accumulated deficit                             (29.3)             (168.0)
  Unearned restricted stock compensation          (15.0)               (9.4)
  Accumulated other comprehensive loss             (1.0)               (0.4)
                                              ---------            --------
   Total shareholders' equity                   1,036.5               877.4
                                              ---------            --------
                                             $  1,820.3           $ 1,666.9
                                              =========            ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                Nine Months Ended       Three Months Ended
                                   September 30,           September 30,
                               -------------------      --------------------
                               2001         2000         2001        2000
                               -------------------      --------------------

Net sales                   $ 1,636.0    $ 1,433.3    $   560.9    $  488.1

Cost of sales                   935.5        851.8        322.9       291.4
                             --------     --------      -------      ------
Gross profit                    700.5        581.5        238.0       196.7

Selling, general and
  administrative expenses       380.4        359.3        128.0       118.7

Amortization of intangibles
  and other assets               29.9         24.2          9.7         8.7
                             --------      -------       ------      ------
Operating income                290.2        198.0        100.3        69.3

Other income (expenses):
  Loss on sale of assets         (1.9)        (0.8)        (0.7)         --
  Net investment income           1.5          1.0           --         0.9
  Termination of interest rate
    swap agreement               (8.9)          --         (8.9)         --
  Interest expense              (22.8)       (29.3)        (6.5)       (9.5)
                             --------      -------       ------      ------
Earnings before income taxes
  and extraordinary loss        258.1        168.9         84.2        60.7

Provision for income taxes      116.2         77.7         37.9        27.9
                             --------      -------       ------      ------
Net earnings before
  extraordinary loss            141.9         91.2         46.3        32.8

Extraordinary loss, net of
  tax benefit                     3.2           --          3.2          --
                             --------      -------       ------      ------
Net earnings after
  extraordinary loss            138.7         91.2         43.1        32.8

Less preferred stock dividends     --        (34.4)          --          --
Less accretion of mandatorily
  redeemable preferred stock       --         (0.2)          --          --
                              -------       -------      ------      ------
Net earnings attributable to
  common shareholders        $  138.7     $   56.6     $   43.1    $   32.8
                              =======      =======      =======     =======

Basic earnings per
  common share before
  extraordinary loss         $    2.05    $    1.43    $    0.67   $    0.49

Extraordinary loss, net of
  tax benefit                $    0.05    $      --    $    0.05   $      --
                              --------     --------     --------    --------
Basic earnings per
  common share after
  extraordinary loss         $    2.00    $    1.43    $    0.62   $    0.49
                              ========     ========     ========    ========

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                Nine Months Ended        Three Months Ended
                                   September 30,            September 30,
                               -------------------      --------------------
                               2001         2000         2001        2000
                               -------------------      --------------------

Diluted earnings per
  common share before
  extraordinary loss         $    2.02    $    1.33    $    0.66   $    0.47

Extraordinary loss, net of
  tax benefit                $    0.05    $      --    $    0.05   $      --
                              --------     --------     --------    --------

Diluted earnings per
  common share after
  extraordinary loss         $    1.97    $    1.33    $    0.61   $    0.47
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

                                                  Additional
                                         Common    Paid-in     Accumulated
                                         Stock      Capital       Deficit
                                        -------   ----------     ----------
PERIOD ENDED SEPTEMBER 30, 2000
Balance at beginning of year            $  2.6     $  422.6       $ (245.5)
Comprehensive income:
  Net earnings                              --           --           91.2
  Other comprehensive income:
    Foreign currency translation
     adjustments                            --           --             --
                                        ------      -------        -------
Comprehensive income                        --           --           91.2
Issuance of common stock                   0.2          9.5             --
Issuance of restricted stock
  awards                                    --          9.3             --
Amortization of unearned
  restricted stock compensation             --           --             --
Income tax benefit from stock
  options exercised                         --          6.7             --
Conversion of preferred stock
  into common stock                        4.2        579.7             --
Preferred stock dividends                   --           --          (34.4)
Accretion of mandatorily
  redeemable preferred stock                --           --           (0.2)
                                        ------      -------        -------
BALANCE AT SEPTEMBER 30, 2000           $  7.0     $1,027.8       $ (188.9)
                                         =====      =======        =======

PERIOD ENDED SEPTEMBER 30, 2001
Balance at beginning of year            $  7.0     $1,048.2       $ (168.0)
Comprehensive income:
  Net earnings after
    extraordinary loss                      --           --          138.7
  Other comprehensive income:
    Cumulative effect of change
     in accounting principle
     (net-of-tax)                          --            --             --
    Unrealized derivative loss
     on cash flow hedge
     (net-of-tax)                          --            --             --
    Termination of interest
     rate swap agreement                   --            --             --
    Foreign currency translation
     adjustments                           --            --             --
                                       ------       -------        -------
Comprehensive income                       --            --          138.7
Issuance of common stock                   --           9.1             --
Issuance of restricted stock awards        --          11.3             --
Amortization of unearned
  restricted stock compensation            --            --             --
Income tax benefit from stock
  options exercised                        --           6.2             --
                                       ------       -------        -------
BALANCE AT SEPTEMBER 30, 2001          $  7.0      $1,074.8       $  (29.3)
                                        =====       =======        =======

            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                    (Unaudited)

                                     Unearned      Accumulated
                                    Restricted       Other           Total
                                      Stock       Comprehensive    Shareholders'
                                   Compensation      Loss            Equity
                                   ------------   -------------    ------------
PERIOD ENDED SEPTEMBER 30, 2000
Balance at beginning of year        $  (4.1)      $  (0.1)         $  175.5
Comprehensive income:
  Net earnings                           --            --              91.2
  Other comprehensive income:
    Foreign currency translation
     adjustments                         --          (0.5)             (0.5)
                                     ------        ------            ------
Comprehensive income                     --          (0.5)             90.7
Issuance of common stock                 --            --               9.7
Issuance of restricted stock
  awards                               (9.3)           --                --
Amortization of unearned
  restricted stock compensation         2.1            --               2.1
Income tax benefit from stock
  options exercised                      --            --               6.7
Conversion of preferred stock
  into common stock                      --            --             583.9
Preferred stock dividends                --            --             (34.4)
Accretion of mandatorily
  redeemable preferred stock            --            --               (0.2)
                                     ------        ------            ------
BALANCE AT SEPTEMBER 30, 2000       $ (11.3)      $  (0.6)          $ 834.0
                                     ======        ======            ======

PERIOD ENDED SEPTEMBER 30, 2001
Balance at beginning of year        $  (9.4)      $  (0.4)          $ 877.4
Comprehensive income:
  Net earnings after
    extraordinary loss                   --            --             138.7
  Other comprehensive income:
    Cumulative effect of change
     in accounting principle
     (net-of-tax)                        --           0.6               0.6
    Unrealized derivative loss
     on cash flow hedge
     (net-of-tax)                        --          (9.5)             (9.5)
    Termination of interest
      rate swap agreement                --           8.9               8.9
    Foreign currency translation
     adjustments                         --          (0.6)             (0.6)
                                     ------        ------           -------
Comprehensive income                     --          (0.6)            138.1
Issuance of common stock                 --            --               9.1
Issuance of restricted stock awards   (11.3)           --                --
Amortization of unearned
  restricted stock compensation         5.7            --               5.7
Income tax benefit from stock
  options exercised                      --            --               6.2
                                     ------        ------           -------
BALANCE AT SEPTEMBER 30, 2001       $ (15.0)       $ (1.0)         $1,036.5
                                     ======         =====           =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)


                                                Nine Months Ended
                                                   September 30,
                                              ----------------------
                                                2001           2000
                                              ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings after extraordinary loss         $  138.7         $  91.2

  Adjustments to reconcile net earnings
    after extraordinary loss to net
    cash provided by operating activities:
      Depreciation and amortization               75.5            65.8
      Deferred compensation                        5.7             2.1
      Net losses on sale of assets                 1.9             0.8
      Accreted interest on zero coupon-
        subordinated notes                         0.5              --
      Extraordinary loss, net of
        tax benefit                                3.2              --
      Termination of interest rate
        swap agreement                             8.9              --
      Deferred income taxes                       (6.9)           10.0
      Change in assets and liabilities:
        Increase in accounts receivable, net      (7.3)          (29.3)
        Increase in inventories                   (2.6)           (2.7)
        Decrease in prepaid expenses and other     6.0            18.0
        (Decrease) increase in accounts payable   (0.3)           13.2
        Increase in accrued expenses
           and other                              29.0            12.4
        Other, net                                 0.1            (3.9)
                                               -------         -------

  Net cash provided by operating activities      252.4           177.6
                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           (59.0)          (39.7)
  Proceeds from sale of assets                     2.3             0.7
  Deferred payments on acquisitions               (5.2)           (0.9)
  Acquisition of businesses                     (131.4)          (88.4)
                                               -------         -------

  Net cash used for investing activities        (193.3)         (128.3)
                                               -------         -------

 (continued)

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                              (Unaudited)

                                                  Nine Months Ended
                                                     September 30,
                                                  ------------------
                                                  2001        2000
                                                  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from revolving credit facilities        75.0          --
 Payments on revolving credit facilities         (75.0)         --
 Proceeds from zero coupon-subordinated
   notes                                         436.6          --
 Payments on long-term debt                     (478.5)      (73.0)
 Debt issuance costs                              (9.8)         --
 Termination of interest rate swap
   agreement                                      (8.9)         --
 Payments on long-term lease obligations          (0.8)       (0.8)
 Payment of preferred stock dividends               --        (9.5)
 Net proceeds from issuance of stock to
  employees                                        9.1         9.5
 Other                                             0.5          --
                                               -------     -------

Net cash used for financing activities           (51.8)      (73.8)
                                               -------     -------

Effect of exchange rate changes on cash
 and cash equivalents                             (0.6)       (0.5)
                                               -------      -------
 Net increase (decrease) in cash and
   cash equivalents                                6.7       (25.0)
 Cash and cash equivalents at
   beginning of period                            48.8        40.3
                                               -------     -------
 Cash and cash equivalents at
   end of period                               $  55.5     $  15.3
                                               =======     =======

Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                                  $  22.8     $  29.4
     Income taxes, net of refunds                 62.7        38.7

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                          --        24.9
 Accretion of mandatorily redeemable
   preferred stock                                  --         0.3
 Conversion of preferred stock into
   common stock                                     --       583.9

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

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                    Three Months               Nine Months
                                 Ended September 30,       Ended September 30,
                              -----------------------   -----------------------
                                 2001          2000        2001          2000
                              -----------------------   -----------------------
Basic                         69,443,764   66,712,694   69,325,565   39,727,290
Assumed conversion/exercise
of:
  Stock options                  619,312      717,690      575,075      626,000
  Restricted stock awards        568,461      375,298      559,749      340,068
  Series A preferred stock            --      535,880           --   10,423,004
  Series B preferred Stock            --    1,161,472           --   17,365,198
                              ----------   ----------   ----------   ----------
Diluted                       70,631,537   69,503,034   70,460,389   68,481,560
                              ----------   ----------   ----------   ----------

      At September 30, 2001 and 2000, options to acquire 13,626 and 360,283 shares of common stock, respectively, were excluded in the computations of diluted earnings per share, because the effect of including the options would have been antidilutive.


3.   LONG-TERM DEBT

     On September 11, 2001, the Company sold $650.0 aggregate principal amount at maturity of its zero coupon convertible subordinated notes (the "notes") due 2021 in a private placement. The Company received approximately $426.8 (excluding underwriter's fees of approximately $9.8) in net proceeds from the offering. On October 4, 2001, the Company's underwriters exercised their rights to purchase an additional $94.0 in "green shoe" overallotment from which the Company received approximately $61.8 in net proceeds (excluding underwriters fees of approximately $1.4). The notes were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year) and are convertible into 6.7054 shares of the Company's common stock only if one of the following occurs:

1) If the sales price of the Company's common stock reaches specified thresholds.
2) If the credit rating assigned to the notes by Standard &
Poor's Ratings Services is at or below a specified level.
3) If the notes are called for redemption.
4) If specified corporate transactions have occurred.

     Holders of the notes may require the Company to purchase all or a portion of their notes on September 11, 2004, 2006 and 2011 at prices ranging from $712.97 to $819.54. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. If the holders elect to require the Company to purchase their notes it would be the Company's intention to retire the notes by a cash payment.

     The Company may redeem for cash all or a portion of the notes at any time on or after September 11, 2006 at specified redemption

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

prices ranging from $741.92 at September 11, 2001 to $1,000.00 at September 11, 2021.

     The Company used a portion of the proceeds to repay $412.5 million of its terms loan outstanding under its credit agreement and the related interest rate swap agreement. The termination of the interest swap agreement cost the Company $8.9 million.
In addition, an extraordinary loss of $3.2 million (net of taxes of $2.3 million) was incurred as a result of the early retirement of debt for the write-off of associated debt issuance costs.

     The Company filed a shelf registration on October 19, 2001 for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

     The Company remains party to a $450 million revolving credit facility with a major financial institution. The revolving credit agreement provides for interest at the LIBOR rate plus 1.1875%. As of September 30, 2001, the Company has no outstanding balance on its revolving credit facility.


4.   DERIVATIVE FINANCIAL INSTRUMENTS

     In conjunction with the early retirement of its long-term debt, the Company terminated its interest rate swap agreement at a cost to the Company of $8.9 with a portion of the proceeds from the sale of zero coupon-subordinated notes. In accordance with the provisions of SFAS No. 133, as amended, this interest rate swap agreement was designated as a cash flow hedge and carried on the balance sheet at fair value with a corresponding offset in accumulated other comprehensive income.

     The zero coupon-subordinated note agreement contains the following three features that are considered to be embedded derivative instruments under FAS No. 133:

1) The Company will pay contingent cash interest on the zero coupon subordinated notes after September 11, 2006, if the average market price of the notes equals 120% or more of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for a specified measurement period.

2) Contingent additional principal will accrue during the two year period from September 11, 2004 to September 11, 2006, if the Company's stock price factor is at or below specified thresholds.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

3) Holders may surrender zero coupon-subordinated notes for conversion during any period in which the rating assigned to the zero coupon-subordinated notes by Standard & Poors
Ratings Services is BB- or lower.

Based upon independent appraisals, these embedded derivatives had no fair market value at September 11, 2001 and September 30, 2001.


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

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated legal obligations of such asset retirement costs. The Company does not expect that implementation of this standard will have a significant financial impact.

     In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. The Company is evaluating the impact of the adoption of SFAS No. 144.


6.   RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:
                                           Lease and
                             Severance   Other Facility
                                  Costs          Costs         Total
                                ----------   ---------------  ------

Balance at December 31, 2000     $ 1.9           $20.1        $22.0
  Cash payments                   (1.0)           (3.8)        (4.8)
  Reclassifications and
    non-cash items                (0.7)            0.2         (0.5)
                                  ----            ----         ----
Balance at September 30, 2001    $ 0.2            16.5         16.7
                                  ====            ====         ====

Current                                                       $ 7.6
Non-current                                                   $ 9.1
                                                               ----
                                                              $16.7
                                                               ====


7.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation (including two cases which purport to be class action suits) brought on behalf of certain patients, private insurers and benefit plans that paid for laboratory testing services during the time frame covered by the 1996 government settlement. The Company has also received certain similar claims brought on behalf of certain other insurance companies and individuals, some of which have been resolved for immaterial amounts. These claims for private reimbursement are similar to the government claims settled in 1996. Following a careful evaluation of these claims, the Company has entered into settlement negotiations with the representatives of all of these parties, resulting in settlement agreements to resolve the majority of these matters. During the nine months ended September 30, 2001, $14.6 was paid out with two of these settlement agreements. Based upon these discussions and settlement agreements, management does not believe that the ultimate outcome of these claims will exceed existing reserves or have a material adverse affect on the Company. On January 9, 2001, the Company was served with a complaint in North Carolina which purports to be a class action and makes claims similar to the cases referred to above. The Company is carefully evaluating this claim. Due to the early stage of the claim, its outcome cannot be presently predicted.

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


RESULTS OF OPERATIONS

Three Months ended September 30, 2001 compared with Three Months ended September 30, 2000.

     Net sales for the three months ended September 30, 2001 were $560.9, an increase of $72.8, or 14.9%, from $488.1 for the comparable 2000 period. The sales increase is a result of an increase of approximately 8.6% in volume and 6.3% in price. The increase in sales for the third quarter of 2001 would have been approximately 10.0% after excluding the effect of the acquisitions made in 2001 and 2000.

     Cost of sales, which includes primarily laboratory and distribution costs, was $322.9 for the three months ended September 30, 2001 compared to $291.4 in the corresponding 2000 period, an increase of $31.5. The increase in cost of sales is primarily the result of increases in volume and supplies due to recent acquisitions and growth in the base business. Cost of sales as a percentage of net sales was 57.6% for the three months ended September 30, 2001 and 59.7% in the corresponding 2000 period. The decrease in the cost of sales percentage of net sales primarily resulted from price increases, changes in the mix of tests favoring higher value tests and the addition of new, higher margin business.

     Selling, general and administrative expenses increased to $128.0 for the three months ended September 30, 2001 from $118.7 in the same period in 2000. This increase resulted primarily from personnel and other costs as a result of the recent acquisitions. Due to improved cash collections, the Company lowered its provision for bad debt expense, as a percentage of sales, to 9.0% for the three months ended September 30, 2001 compared to 9.4% for the three months ended June 30, 2001 and compared to 10.2% for the three months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses were 22.8% and 24.3% for the three months ended September 30, 2001 and 2000, respectively.

     The amortization of intangibles and other assets was $9.7 and $8.7 for the three months ended September 30, 2001 and 2000 due to acquisitions made in 2001 and late 2000.

     Interest expense was $6.5 for the three months ended
September 30, 2001 compared with $9.5 for the same period in 2000. The decline in interest expense is a result of the Company's reduction in long-term debt and lower interest rates.

     The provision for income taxes as a percentage of earnings before taxes was 45.0% for the three months ended September 30, 2001 compared to 46.0% for the three months ended September 30, 2000.


Nine Months ended September 30, 2001 compared with Nine Months ended September 30, 2000.

     Net sales for the nine months ended September 30, 2001 were $1,636.0, an increase of $202.7, or 14.1%, from $1,433.3 for the comparable 2000 period. The sales increase is a result of an increase in price of approximately 7.0% and an increase in volume of approximately 7.1%. The increase in sales for the nine months ended September 30, 2001 would have been approximately 10.4% after excluding the effect of the acquisitions made in 2001 and 2000.

     Cost of sales, which includes primarily laboratory and distribution costs, was $935.5 for the nine months ended September 30, 2001 compared to $851.8 in the corresponding 2000 period, an increase of $83.7. The increase in cost of sales is primarily the result of increases in volume, supplies and personnel costs due to recent acquisitions and growth in the base business. Cost of sales as a percentage of net sales was 57.2% for the nine months ended September 30, 2001 and 59.4% in the corresponding 2000 period. The decrease in the cost of sales percentage of net sales primarily resulted from price increases, changes in the mix of tests favoring higher value tests and the addition of new, higher margin business.

     Selling, general and administrative expenses increased to $380.4 for the nine months ended September 30, 2001 from $359.3 in the same period in 2000. This increase resulted primarily from bad debt expense on higher net sales amounts, as well as from personnel and other costs as a result of the recent acquisitions. The Company lowered its provision for bad debt expense, as a percentage of sales, to 9.0% for the three months ended September 30, 2001, making its effective bad debt rate for the nine month period equal to 9.4% as compared to 10.2% at September 30, 2000. As a percentage of net sales, selling, general and administrative expenses were 23.3% and 25.1% for the nine months ended September 30, 2001 and 2000, respectively.

     The amortization of intangibles and other assets was $29.9 and $24.2 for the nine months ended September 30, 2001 and 2000 due to acquisitions made in 2001 and late 2000.

     Interest expense was $22.8 for the nine months ended September 30, 2001 compared with $29.3 for the same period in 2000. The decline in interest expense is a result of the Company's reduction in long-term debt and lower interest rates.

     The provision for income taxes as a percentage of earnings before taxes was 45.0% for the nine months ended September 30, 2001 compared to 46.0% for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $252.4 and $177.6 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase in cash flows from operations primarily resulted from improved earnings and improved cash collections. Also contributing to the increase in cash flows from operations was the fact that the 2001 third quarter estimated federal tax payment of approximately $35.0 was deferred by the IRS until October 15, 2001. These increases were partially offset by legal settlements of approximately $14.6 for the nine months ended September 31, 2001. Capital expenditures were $59.0 and $39.7 for the nine months ended September 30, 2001 and 2000, respectively. The increase in capital expenditures is primarily due to the Company's investment in new chemistry analyzers.

     In September and October of 2001, the Company received approximately $488.5 in net proceeds from a private offering of zero coupon-subordinated notes. The Company used a portion of the proceeds to repay $412.5 of its term loan outstanding and incurred a charge of $8.9 due to the termination of an interest rate swap agreement.

     The Company's days sales outstanding (DSO) decreased to 64 days at September 30, 2001 from 68 days at the end of December 31, 2000. During the quarter, the Company lowered its bad debt as a percentage of sales to 9.0% as compared to 10.2% at the end of December 31, 2000. This reduction reflects the positive trends in cash collections for the quarter.

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

ITEM 3.  Quantitative and Qualitative Disclosure about
         Market Risk

     The Company addresses its exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its foreign exchange exposure is material to the Company's financial position or results of operations. See Note 4 to the Company's Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2001 for additional information regarding the Company's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging activities", as amended.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           See "Note 7 to the Company's Unaudited Condensed
           Consolidated Financial Statements" for the nine months ended September 30, 2001


Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K


            (1) A current report on Form 8-K dated September 4, 2001 was filed on September 5, 2001, by the registrant, in connection with the press release dated September 4, 2001 announcing the Company's intention , subject to market and other conditions, to raise approximately
                   $435 million (excluding proceeds of an
                   overallotment option, if any) through a private offering of zero coupon convertible subordinated notes due 2021 to certain qualified institutional investors.

            (2) A current report on Form 8-K dated September 6, 2001 was filed on September 6, 2001, by the registrant, announcing that the Company expects the private placement of zero coupon convertible subordinated notes due 2021 to be accretive to 2001 diluted earnings per share by $0.4 (excluding one-time charges relating to early extinguishment of debt and elimination of the related interest rate swap agreement) and expects it to be accretive to 2001 earnings per share by $0.11.

            (3) A current report on Form 8-K dated September 6, 2001 was filed on September 6, 2001, by the registrant, in connection with the press release dated September 6, 2001 announcing the terms of its private placement of zero coupon convertible subordinated notes due 2021 with an aggregate principal amount at maturity of $650 million.

            (4) A current report on Form 8-K dated September 19, 2001 was filed on September 19, 2001, by the registrant, in connection with the press release dated September 19, 2001 which confirmed that it had previously completed its private placement of zero coupon convertible subordinated notes due 2021, the effect of which is expected to be accretive to 2001 diluted earnings per share by $0.04 (excluding one-time charges relating to early extinguishment of debt and elimination of the related interest rate swap agreements) and expected to be accretive to 2002 earnings per share by $0.11. The Company received approximately $427 million in net proceeds from the offering.

            (5) A current report on Form 8-K dated September 21, 2001 was filed on September 21, 2001, by the registrant, in connection with the press release dated September 21, 2001 announcing that its National Genetics Institute Inc. had its Bioligics License applications for the UltraQual? GCV RT-PCR and UltraQual? HIV-1 RT_PCR assays approved by the U.S. Food and Drug Administration.

            (6) A current report on Form 8-K dated October 10, 2001 was filed on October 10, 2001, by the registrant, in connection with the press release dated October 10, 2001 announcing that Thomas P. Mac Mahon, chairman and chief executive officer, was scheduled to speak at the UBS Warburg Global Life Sciences Conference in New York City, NY on Thursday, October 11 at 1:00 p.m. Eastern Time.

            (7) A current report on Form 8-K dated October 22, 2001 was filed on October 22, 2001, by the registrant, in connection with the press release dated October 22, 2001 announcing results for the quarter ended September 30, 2001.

            (8) A current report on Form 8-K dated October 22, 2001 was filed on October 22, 2001, by the registrant, in connection with the press release dated October 22, 2001 announcing summary information of the Company.

            (9) A current report on Form 8-K dated November 5, 2001 was filed on November 5, 2001, by the registrant, in connection with the press release dated November 5, 2001 announcing that Thomas P. Mac Mahon, chairman and chief executive officer, was scheduled to speak at the CIBC World Markets 12th Annual Health Care Conference in New York City, NY on Tuesday, November 6 at 8:30 a.m. Eastern Time.

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

November 9, 2001