Form 10-K
period 2001-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2002-03-18
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended       December 31, 2001

                         -------------------------------------------------------
OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from      __________________ to ________________
Commission file number                   1-11353

                      ----------------------------------------------------------
      LABORATORY CORPORATION OF AMERICA HOLDINGS

--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
         DELAWARE                              13-3757370
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

  358 South Main Street, Burlington, North Carolina          27215
      (Address of principal executive offices)             (Zip Code)

                         336-229-1127
--------------------------------------------------------------------------------
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                      Name of exchange on which registered
------------------------------           -------------------------------------
Common Stock, $0.10 par value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               -------
State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,898,940,023 at February 28, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 70,829,522 shares as of February 28, 2002, of which 10,705,074 shares are held by indirect wholly owned subsidiaries of Roche Holdings Ltd.


PART I

Item 1.   DESCRIPTION OF BUSINESS

     Laboratory Corporation of America Holdings (the "Company"), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2001 net revenues. Through a national network of laboratories, the Company offers more than 4,000 different clinical laboratory tests which are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. Since its founding in 1971, the Company has grown into a network of 24 primary testing facilities and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 50 states.

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

     The Company believes that in 2001 approximately 49% of the clinical testing revenues in the United States were derived by hospital-based laboratories, approximately 12% were derived by physicians in their offices and laboratories, and approximately 39% were derived by independent clinical laboratories. The Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") has estimated that in 2001 there were approximately 5,000 independent clinical laboratories in the United States.

Effect of Market Changes on the Clinical Laboratory Business

     Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care organizations typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. Such discounts have historically resulted in price erosion and have negatively impacted the Company's operating margins. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2001 such capitated contracts accounted for approximately $106.3 million of the Company's net sales. The increase in managed care and insurance companies' attempts to control utilization of medical services overall has also resulted in declines in the utilization of laboratory testing services.

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

     Despite the market changes discussed above, the Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including: the expanded base of genomics knowledge, which has led to an enhanced appreciation of the value of gene-based diagnostic assays for guiding both the development and stratification of patient-related data for new therapeutics, as well as an increased awareness by physicians that clinical laboratory testing is a cost-effective means of prevention, early detection of disease and monitoring of treatment. In an effort to better promote this appreciation in the marketplace, the Company recently announced partnerships with Myriad Genetics, Inc., to make Myriad's predictive medicine products broadly available to primary care physicians throughout the United States; and EXACT Sciences, to exclusively license EXACT's proprietary technologies for the detection of colorectal cancer. Additional factors which may lead to future volume growth include: an increase in the number and types of tests which are readily available (due to advances in technology and increased cost efficiencies) on a more affordable basis to physicians; expanded substance-abuse testing by corporations and governmental agencies; increased testing for sexually transmitted diseases such as AIDS; and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payors, particularly managed care organizations.

Laboratory Testing Operations and Services

     The Company has 24 primary testing facilities, and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories. A "branch" is a central office which collects specimens in a region for shipment to one of the Company's laboratories for testing. Test results can be printed at a branch and conveniently delivered to the client. A branch also is used as a base for sales staff. Generally, a "patient service center" is a facility maintained by the Company to serve the physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers also function as "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. The Company processed an average of approximately 281,000 patient specimens per day in 2001. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information.

     Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each specimen helps to assure that the results are attributed to the correct patient. The test request forms are sent to a data entry terminal where a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the computer system, the tests are performed and the results are entered through computer interface or manually, depending upon the tests and the type of equipment involved. Most of the Company's computerized testing equipment is directly linked with the Company's information systems. Most routine testing is completed by early the next morning and test results are printed and prepared for distribution by service representatives that day. Some clients have local printing capability and have reports printed out directly in their offices. Clients who request that they be called with a result are so notified in the morning. It is Company policy to notify the client immediately if a life-threatening result is found at any point during the course of the testing process.

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

     Specialty and Niche Testing

     While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized in nature. One of the primary growth strategies of the Company is the continued expansion of its specialty and niche businesses, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty and niche businesses are designed to serve two market segments: (i) markets which are not served by the routine clinical testing laboratory and therefore are subject to less stringent regulatory and reimbursement constraints; and (ii) markets which are served by the routine testing laboratory and offer the possibility of adding related services from the same supplier. The Company's research and development group continually seeks new and improved technologies for early diagnosis. For example, the Company's Center for Molecular Biology and Pathology (CMBP) is a leader in molecular diagnostics and polymerase chain reaction (PCR) technologies which are often able to provide earlier and more reliable information regarding HIV, genetic diseases, cancer and many other viral and bacterial diseases. In August 2000, the Company acquired Los Angeles-based National Genetics Institute, Inc. (NGI), a leader in the development of PCR assays for Hepatitis C (HCV). In June 2001, the Company acquired Minneapolis-based Viro-Med, Inc which offers molecular microbial testing using real time PCR platforms. Management believes these technologies may represent a significant savings to managed care organizations by increasing the detection of early stage (treatable) diseases. The following are specialty and niche businesses in which the Company offers testing and related services:

Infectious Disease. The Company provides complete viral load testing as well as HIV genotyping and phenotyping. In 2000, the Company added HIV GenoSure? to its portfolio of HIV resistance testing services. The Company's use of this leading-edge technology puts it in the forefront of HIV drug resistance testing-one of the most important issues surrounding the treatment of HIV. Additionally, the Company provides comprehensive testing for HCV including both PCR testing and genotyping at CMBP, NGI and Viro-Med.

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

Oncology Testing. The Company offers an extensive series of testing technologies that aid in diagnosing and monitoring certain cancers and predicting the outcome of certain treatments. At NGI, scientists have novel assays for melanoma and breast cancer in varying stages of clinical trials. During 2001, The Company began offering PreGen-26, a DNA-based colorectal cancer test (using EXACT Sciences Corporation's proprietary genomics-based technology). PreGen-26 is intended to detect colorectal cancer earlier when treatment is most effective.

Occupational Testing Services. The Company provides urine and hair testing for the detection of drugs of abuse for private and government customers, and also provides blood testing services for the detection of drug abuse and alcohol. These testing services are designed to produce "forensic" quality test results that satisfy the rigorous requirements for admissibility as evidence in legal proceedings. The Company also provides other analytical testing and a variety of management support services.

     The specialized or niche testing services noted above, as well as other complex procedures, are sent to designated facilities where the Company has concentrated the people, instruments and related resources for performing such procedures so that quality and efficiency can be most effectively monitored. CMBP, NGI and Viro-Med also specialize in new test development and education and training related thereto.

Clients

     The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2001, no client or group of clients under the same contract accounted for more than four percent of the Company's net sales. The primary client groups serviced by the Company include:

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

     Hospitals

     The Company provides hospitals with services ranging from routine and specialty testing to contract management services. Hospitals generally maintain an on-site laboratory to perform immediately needed testing on patients receiving care. However, they also refer less time sensitive procedures, less frequently needed procedures and highly specialized procedures to outside facilities, including independent clinical laboratories and larger medical centers. The Company typically charges hospitals for any such tests on a fee-for-service basis which is derived from the Company's customer fee schedule. Fees for management services are billed monthly at contractually agreed-upon rates.

     HMOs and Other Managed Care Groups

     The Company serves HMOs and other managed care organizations. These medical service providers typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. The majority of the Company's managed care testing is negotiated on a fee-for-service basis. Testing is sometimes reimbursed on a capitated basis for managed care organizations. Under a capitated payment contract, the Company agrees to cover certain laboratory tests during a given month for which the managed care organization agrees to pay a flat monthly fee for each covered member. The tests covered under agreements of this type are negotiated for each contract, but usually include routine tests and exclude highly specialized tests. Many of the national and large regional managed care organizations prefer to use large independent clinical labs such as the Company because they can monitor service and performance on a national basis.

     Other Institutions

     The Company serves other institutions, including governmental agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company's testing capabilities. The institutions typically pay on a negotiated fee-for-service basis.

Payors

     Most testing services are billed to a party other than the "client" that ordered the test. In addition, tests performed by a single physician may be billed to different payors depending on the medical benefits of a particular patient. Payors other than the direct patient, include, among others, insurance companies, managed care organizations, Medicare and Medicaid. For the year ended December 31, 2001, billings to the Company's respective payors (based on the total volume of accessions) are as follows:

                                                         Revenue
                           Accession Volume as             per
                               a % of Total              Accession
                           -------------------           ---------
Private Patients                   3.5%                   $111.28
Medicare, Medicaid and
  Insurance                       17.0%                   $ 31.59
Commercial Clients                38.9%                   $ 24.46
Managed Care                      40.6%                   $ 29.27

Affiliations and Alliances

     The Company's development of hospital relationships through traditional and non-traditional business models exceeded all prior year outcomes. The Company increased its focus on the traditional business model with a hospital, whereby the Company enters into a reference service agreement and establishes a Hospital Territory Manger (HTM) role. The addition of this sales/service position sets the Company at an advantage with specialized and targeted attention for the Company's Hospital
customers.   Significant growth also occurred due to laboratory technical support (management) contracts and shared services agreements.

     In 2001 the Company added a number of new traditional and nontraditional relationships with hospitals. These new hospital relationships represent approximately $48.5 million of new annualized sales.

     Reference agreements, or traditional business model, provide a means for hospitals to outsource patient laboratory testing services that are not time critical (e.g., test results reported within twenty-four hours of drawing the specimen as opposed to those requiring two to four hour turnaround). These agreements allow the hospital to maintain their own stat/emergency lab on-site, while eliminating certain costs of maintaining a full-service lab on their premises.

     A non-traditional business model is where the Company provides technical support services in a variety of health care settings. In these relationships, the Company generally supplies the laboratory manager and other laboratory personnel, as well as equipment and testing supplies, to manage a laboratory that is owned by a hospital, managed care organization or other health care provider. Under the typical laboratory technical support agreement, the laboratory manager, who is employed by the Company, reports to the hospital or clinic administration. Thus, the hospital or clinic ("Provider") maintains control of the laboratory. A pathologist designated by the Provider serves as medical director for the laboratory.

     Hospitals are increasingly looking beyond their in-house patient base and seek to provide services to outreach patients within their greater local community. The Company has a focus to develop cooperative testing relationships with such hospitals in which the parties combine efforts to support the needs of a specific community. These non-traditional relationships center around capitalizing on a partner hospital's excess capacity and ability to perform rapid response testing and the Company's ability to provide low cost, high quality esoteric testing. These service agreements create ventures that provide communities with synergistic, high quality testing services within a single infrastructure.

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

     The Company's non-traditional business contracts typically have terms between three and five years. However, most contracts contain a clause that permits termination prior to the contract expiration date. The termination terms vary but they generally fall into one of the following categories: (1) termination without cause by either the Company or the contracted Provider after written notice (generally 60 to 120 days prior to termination); (2) termination by the contracted Provider only if there are uncorrected deficiencies in the Company's performance under the contract after notice by the contracted Provider; (3) termination by the contracted Provider if there is a loss of accreditation held by any Company laboratory that services the contracted Provider, which accreditation is not reinstated within 30 days of the loss, or up to 30 days' notice if there is a decline in the quality of services provided under such contract which remains uncorrected after a 15-day period; or (4) should the Company or Provider's service requirements change to the extent that the new service requirements affect the profitability or stability of the alliance relationship and the terms cannot be re-negotiated to the satisfaction of both parties. While the Company believes that it will maintain and renew its existing contracts, there can be no assurance of such maintenance or renewal.

     The Company has developed several different pricing formulas under its non-traditional business contracts. The Company generally bills the hospital a monthly contractually-determined management fee in addition to different fixed on-site and off-site fees per test. Highly esoteric tests are generally billed under a separate fee schedule. In certain cases, profitability may depend on the Company's ability to accurately predict test volumes, patient encounters or the number of admissions.

Sales and Marketing and Client Service

     The Company offers its services through a combination of direct sales generalists and specialists. Sales generalists market the mainstream or traditional routine laboratory services primarily to physicians, while specialists concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as identity testing or genetic testing. Specialist positions are established when an in-depth level of expertise is necessary to effectively offer the specialized services. When the need arises, specialists and generalists work cooperatively to address specific opportunities. At December 31, 2001, the Company employed 235 generalists and 114 specialists. The Company's sales generalists and specialists are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are primarily based upon the individual's productivity in generating new business for the Company.

     The Company also employs regional service managers and account managers ("AMs") to interact with clients on an ongoing basis. AMs monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client's regular point of contact with the Company. At December 31, 2001, the Company employed 290 AMs. AMs are compensated through a combination of salaries and bonuses commensurate with each individual's qualifications and responsibilities.

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

     The Company competes primarily on the basis of the quality of its testing, reporting and information systems, its reputation in the medical community, the pricing of its services and its ability to employ qualified personnel. During 2001, one of the Company's goals has been to improve client service. An important factor in improving client service includes the Company's initiatives to improve its billing process. See "-Billing."

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

     In 2001, the Company continued to focus on its information systems activities and substantially completed the consolidation of its multiple laboratory and billing systems to standardized laboratory testing and billing systems. The Company has established regional data centers to more effectively handle the information processing needs of the Company. The Company believes that benefits have been realized from the conversion of its multiple billing systems into a centralized system and these benefits will continue in the future as the Company takes advantage of this standardization.

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

     During 2001, the Company's days sales outstanding (DSO) were reduced 10 days from December 31, 2000 levels to 58 days as a result of Company-wide efforts to increase cash collections from all payors, as well as on-going improvements to claim submission processes. The Company is continuing to take the steps necessary to improve DSO and cash collections by:

1) Conversion of decentralized billing locations to a centralized billing system. During 2001, the Chicago, San Antonio and Dallas locations were converted.

2) During the first quarter of 2000, the Company implemented an initiative to reduce the number of requisitions received that are missing certain billing information. This initiative involves measuring the number of clinical requisitions received by ordering client, as well as what specific information was not provided. The Company then identifies root causes of why the information was missing and takes steps to ensure that information is provided in the future. These steps include re-educating clients as to what information is needed in order for the Company to bill and collect for the test. During the year, the percentage of requisitions received which were missing billing information was 6%.

     Although there can be no assurance of success, the Company has developed a number of initiatives to address the complexity of the billing process and to improve collection rates. These initiatives include: i) installation of personal computer based products in client offices and Company locations to help with the accuracy and completeness of billing information captured on the front-end; ii) establishment of a project group to focus on improvements in order entry; and iii) development and implementation of enhanced eligibility checking to compare information to payor records before billing. Additionally, the Company believes that it can benefit from the conversion of its multiple billing systems into a centralized system. Currently, 90% of the Company's billing is performed on this centralized system. By the end of 2002, the Company plans to have approximately 95% of its billing performed on the centralized system.

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

     The Company's forensic crime laboratory, located at CMBP, is accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board ("ASCLD/LAB") in the category of DNA testing. Under the Crime Laboratory Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant and security, and personnel safety procedures meet stringent quality standards. The Company is one of 223 ASCLD accredited crime laboratories worldwide, and is one of only six private crime laboratories holding the accreditation. Accreditation is granted for a period of five years provided that a laboratory continues to meet the standards during that period.

Competition

     The clinical laboratory business is intensely competitive. The Company believes that in 2001 the entire United States clinical laboratory testing industry had revenues exceeding $34 billion; approximately 49% of such revenues were attributable to hospital-affiliated laboratories, approximately 39% were attributable to independent clinical laboratories and approximately 12% were attributable to physicians in their offices and laboratories. There are presently two national independent clinical laboratories: the Company; and Quest Diagnostics Incorporated ("Quest"), which had approximately $3.6 billion in revenues from clinical laboratory testing in 2001.

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

Employees

     At December 31, 2001, the Company had approximately 19,600 full-time equivalent employees. A subsidiary of the Company has one collective bargaining agreement which covers approximately 25 employees. The Company believes that its overall relations with its employees are good.

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

     Regulation of Clinical Laboratories

     The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") extend federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. Pursuant to CLIA, clinical laboratories must meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

     Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with all tests classified as either high complexity, moderate complexity, or waived. Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Labs performing only waived tests, which are tests determined by the Food and Drug Administration to have a low potential for error and requiring little or no oversight, may apply for a certificate of waiver indicating that they need not comply with most of the requirements of CLIA. All major and many smaller Company facilities hold CLIA certificates to perform high complexity testing. The Company's remaining smaller testing sites hold CLIA certificates to perform moderate complexity testing or have a certificate of waiver.

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

     The Company also is subject to regulation by some states. CLIA provides that a state may adopt regulations different from or more stringent than those under federal law, and a number of states have implemented their own laboratory regulatory schemes. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records. For example, some of the Company's laboratories are subject to the State of New York's clinical laboratory regulations, which contain provisions that are more stringent than those under federal law.

     The Company believes that it is in compliance with federal and state laboratory requirements, and the Company's laboratories have continuing programs to ensure that their operations meet all applicable regulatory requirements, but no assurances can be given that the Company's laboratories will pass all future licensure or certification inspections.

     Payment of Clinical Laboratory Services

     In both 2001 and 2000, the Company derived approximately 16% of its net sales from tests performed for beneficiaries of the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs because clients often want a single laboratory to perform all of their testing services. Both governmental and private sector payors have made efforts to contain or reduce health care costs, including payment for clinical laboratory services, in recent years.

     In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Laboratories bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limitation for clinical laboratory services furnished to Medicaid recipients.

     Since 1984, Congress has periodically reduced the ceilings on Medicare payment to clinical laboratories from previously authorized levels. In 1993, pursuant to provisions in the Omnibus Budget and Reconciliation Act of 1993 ("OBRA '93"), Congress reduced, effective January 1, 1994, the Medicare national limitations from 88% of the 1984 national median to 76% of the 1984 national median, which reductions were implemented on a phased-in basis from 1994 through 1996 (to 84% in 1994, 80% in 1995 and 76% in 1996). The 1996 reduction to 76% was implemented as scheduled on January 1, 1996. OBRA '93 also eliminated the provision for annual fee schedule increases based upon the Consumer Price Index for 1994 and 1995. These reductions were partially offset, however, by annual Consumer Price Index fee schedule increases of 3.2% and 2.7% in 1996 and 1997, respectively.

     In August 1997, Congress passed and the President signed the Balanced Budget Act of 1997 ("BBA"), which included a provision that reduced, effective January 1, 1998, the Medicare national limitation from 76% of the 1984 national median to 74% of the 1984 national median. An additional provision in the BBA froze the Consumer Price Index update for five years.

     Because a significant portion of the Company's costs are relatively fixed, Medicare payment reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict whether additional Medicare reductions will be implemented.

     On April 1, 1997, Medicare's policy for billing of automated chemistry profiles went into effect. The policy, which was developed by the Health Care Financing Administration ("HCFA"), now known as the Center for Medicare and Medicaid Services ("CMS"), working with the American Medical Association, eliminated the old commonly used "19-22 test" automated chemistry profile, sometimes referred to as a "SMAC" and replaced it with four new panels of "clinically relevant" automated tests (each containing from four to twelve chemistry tests). As a result of this policy, all major laboratory companies, including the Company, were required to eliminate the old chemistry profiles from their standard test requisition forms and standard test offerings by July 1, 1998. The Company developed and implemented a new "universal" test requisition and "standard test offerings" which successfully incorporated all required changes by the July 1, 1998 deadline.

     The automated chemistry profile billing policy is intended to reduce the number of non-Medicare covered "screening tests" which Medicare believes have in the past been inappropriately billed to Medicare. The BBA also required the Department of Health and Human Services to adopt uniform coverage, administration and payment policies for lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses. These uniform policies will replace local Medicare coverage policies. The final rules were published on November 23, 2001 and will become generally effective on November 25, 2002. Due to the variety of new rules (including limited coverage rules) which have been adopted or proposed recently, and the lead time before the negotiated rulemaking rule becomes effective, the Company does not believe a meaningful estimate of the potential revenue impact of these developments can be made at this time. The Company will continue to monitor this issue going forward.

     Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company. However, based on currently available information, the Company is unable to predict what type of legislation, if any, will be enacted into law.

Security and Confidentiality of Health Information

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes the following provisions: 1) Transactions and Code Sets
- standardized format for all electronic claims processing maintained by a health plan, health care provider or health care data clearinghouse. The compliance date for this provision is October 16, 2002. However, Congress has approved a twelve-month extension for covered entities wishing to file a formal compliance extension plan. 2) Privacy: a) standardize the protections that must be provided for Protected Health Information ("PHI") covering all forms and types of PHI and all methods of receipt, delivery and storage; b) establish a formal privacy program and designate a privacy officer. The compliance date for this provision is April 14, 2003.

     The Company's HIPAA project plans have two phases: 1) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance and; 2) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance.

     The Company has completed the assessment phase of the Transactions and Code Sets provision. Remediation is currently in progress and the Company expects to meet the October 2002 required implementation date, but will file for an extension if testing cannot be completed with all carriers. It is currently estimated that the total future expenditures relating to the Transactions and Code Sets project will be approximately $13.8, with $0.6 having been spent through December 31, 2001. The Company believes that approximately 80% of this project will add new functionality to existing systems and plans to capitalize these expenditures as incurred.

     The Company is in the later stage of the assessment phase of the Privacy provision. Upon completion of the assessment phase, financial projections will be completed and remediation will be initiated. The Company expects to meet the April 2003 required implementation date. The total cost associated with the requirements of HIPAA is not expected to be material to the Company's operations or cash flows.

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

     The Medicare and Medicaid anti-kickback laws prohibit intentionally providing anything of value to influence the referral of Medicare and Medicaid business. HHS has published safe harbor regulations which specify certain business activities that, although literally covered by the laws, will not violate the Medicare/Medicaid anti-kickback laws if all conditions of the safe harbor are met. Failure to fall within a safe harbor does not constitute a violation of the anti-kickback laws; rather, the arrangement would remain subject to scrutiny by HHS. Most states have their own Medicaid anti-kickback laws, and several states also have anti-kickback laws that apply to attempts to gain referral of patients covered by private insurance as well as federal programs.

     In October 1994, the Office of the Inspector General ("OIG") of HHS issued a Special Fraud Alert, which set forth a number of practices allegedly engaged in by clinical laboratories and health care providers that the OIG believes violate the federal anti-kickback laws. These practices include providing employees to collect patient samples at physician offices if the employees perform additional services for physicians that are typically the responsibility of the physicians' staff; selling laboratory services to renal dialysis centers at prices that are below fair market value in return for referrals of Medicare tests which are billed to Medicare at higher rates; providing free testing to a physician's HMO patients in situations where the referring physicians benefit from such reducing laboratory utilizations; providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; providing facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services performed; and providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG stressed in the Special Fraud Alert that when one purpose of the arrangements is to induce referral of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider or physician may be liable under the anti-kickback laws, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

     Recently, the OIG has provided additional guidance regarding arrangements that may violate the anti-kickback laws. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on laboratory tests billed to the physician might violate the anti-kickback act. The OIG reasoned that if the discounts were greater than could otherwise be justified, the proposed arrangement could be viewed as the laboratory providing discounts to the physician in exchange for referral by the physician of non-discounted Medicare program business. Similarly, in 1999 correspondence, the OIG stated that if any direct or indirect link exists between a price discount that a laboratory offers to a skilled nursing facility ("SNF") for Prospective Payment System ("PPS")-covered services and referrals of Medicare Part B business, the anti-kickback statute would be implicated. Moreover, the OIG stated that it is continuing to monitor the situation regarding potentially unlawful contracts between SNFs and service providers, including laboratories.

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

     There are a variety of other types of federal and state anti-fraud and abuse laws, including laws prohibiting submission of false or otherwise improper claims to federal healthcare programs, and laws limiting the extent of any differences between the Company's charges to Medicare and Medicaid and its charges to other parties. The Company seeks to structure its business to comply with the federal and state anti-fraud and abuse laws. However, the Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under them. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal healthcare program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would have a material adverse affect on the Company's business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse affect on the Company's business.

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

     On November 6, 2000, Congress passed the Needlestick Safety and Prevention Act which required, among other things, that companies include in their safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. During 2001, the Company voluntarily implemented the use of safety needles at all of its service locations at a cost of over $6.0 million.

     Although the Company is not aware of any current material non-compliance with such Federal, state and local laws and regulations, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

     Drug Testing

     Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration ("SAMSHA") (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of Federal government contractors and certain other entities. To the extent that the Company's laboratories perform such testing, each must be certified as meeting SAMSHA standards. The Company's Research Triangle Park, North Carolina; Raritan, New Jersey; Houston, Texas; San Diego, California and Southaven, Mississippi laboratories are SAMSHA certified.

     Controlled Substances

     The use of controlled substances in testing for drugs of abuse is regulated by the Federal Drug Enforcement Administration.

Compliance Program

     Because of evolving interpretations of regulations and the national debate over health care fraud and abuse, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant factor throughout the clinical laboratory industry. The Company has implemented a comprehensive company-wide compliance program, in part mandated by a comprehensive five-year Corporate Integrity Agreement with the federal government. This agreement was part of the Company's 1996 settlement of federal and state claims related to billings to Medicare and other federal programs for tests performed by the Company and its predecessors (the "1996 government settlement"). The agreement was similar to corporate integrity agreements arising out of settlements of similar claims by a number of other clinical laboratories following a broad-based government investigation and enforcement initiative. Although the Corporate Integrity Agreement expired on November 21, 2001, the Company continues to operate pursuant to its compliance program. The objective of the Company's compliance program is to develop, implement, and update compliance safeguards as necessary. Emphasis is placed on developing compliance policies and guidelines, personnel training programs and various monitoring and audit procedures to attempt to achieve implementation of all applicable rules and regulations.

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

Item 2.   PROPERTIES

     The following table summarizes certain information as to the Company's principal operating and administrative facilities as of December 31, 2001.

                                Approximate
                                    Area                      Nature of
      Location                (in square feet)                Occupancy
 --------------------         ----------------               -----------
Operating Facilities:
Birmingham, Alabama              100,000               Lease expires 2005
Phoenix, Arizona                  55,000               Lease expires 2009
Los Angeles, California           16,000               Lease expires 2002;
                                                          one 5 year
                                                          renewal option
                                  19,000               Lease expires 2004
San Diego, California             48,000               Lease expires 2007
                                  14,000               Lease expires 2002
Denver, Colorado                  20,000               Lease expires 2002
Tampa, Florida                    95,000               Lease expires 2010;
                                                          one 5 year
                                                          renewal option
Chicago, Illinois                 45,000               Lease expires 2003;
                                                          two 5 year
                                                          renewal options
Louisville, Kentucky              60,000               Lease expires 2002;
                                                          three 5 year
                                                          renewal options
Detroit, Michigan                 32,000               Lease expires 2004;
                                                          one 10 year
                                                          renewal option
Eden Prairie, Minnesota           49,000               Lease expires 2014
Kansas City, Missouri             78,000               Owned
Reno, Nevada                      16,000               Owned
                                  14,000               Lease expires 2003;
                                                          one 2 year
                                                          renewal option
Portsmouth, New Hampshire         43,000               Lease expires 2006;
                                                          one 5 year
                                                          renewal option
Raritan, New Jersey              187,000               Owned
Uniondale, New York              108,000               Lease expires 2007;
                                                          two 5 year
                                                          renewal options
Burlington, North Carolina       275,000               Owned
Charlotte, North Carolina         25,000               Lease expires 2003
Research Triangle Park,
 North Carolina                   71,000               Lease expires 2008;
                                                          three 5 year
                                                          renewal options
                                 111,000               Lease expires 2011;
                                                          three 5 year
                                                          renewal options
Dublin, Ohio                      82,000               Owned

Southaven, Mississippi            17,000               Owned

Dallas, Texas                     60,000               Lease expires 2004;
                                                          two 5 year
                                                          renewal option
Houston, Texas                    70,000               Lease expires 2012;
                                                          two 5 year
                                                          renewal options
San Antonio, Texas                44,000               Lease expires 2004;
                                                          two 5 year
                                                          renewal option
Salt Lake City, Utah              20,000                Lease expires 2002;
                                                           two 5 year
                                                           renewal options
Chesapeake, Virginia              21,000                Lease expires 2002;
                                                           three 5 year
                                                           renewal options
Herndon, Virginia                 80,000                Lease expires 2004
Richmond, Virginia                34,000                Lease expires 2006
Kent, Washington                  42,000                Lease expires 2005;
                                                           one 5 year
                                                           renewal option
Fairmont, West Virginia           25,000                Lease expires 2005;
                                                           three 5 year
                                                           renewal options
  Mechelen, Belgium               20,000                Lease expires 2007

Administrative facilities:
  Raritan, New Jersey             53,000                Owned
  Burlington, North Carolina     293,000                Owned
                                 246,000                Leases expire
                                                           2002-2010;
                                                           various options to
                                                           purchase or renew

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

Item 3.   LEGAL PROCEEDINGS

     The Company is involved in litigation purporting to be a nation-wide class action involving the alledged overbilling of patients who are covered by private insurance. The Company has reached a settlement with the class that will not exceed existing reserves or have a material adverse affect on the Company. On January 9, 2001, the Company was served with a complaint in North Carolina which purports to be a class action and makes claims similar to those referred to above. The claim has been stayed pending appeal of the court approval of the settlement discussed above. The outcome cannot be presently predicted.

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, professional liability, employee related matters, and inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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
                                                High            Low
                                               -------        -------
2000
  First Quarter                                 23.438        15.625
  Second Quarter                                40.500        19.688
  Third Quarter                                 66.250        38.125
  Fourth Quarter                                91.500        54.125

                                                High            Low
                                               -------        -------
2001
  First Quarter                                 87.500        49.750
  Second Quarter                                82.500        56.450
  Third Quarter                                 91.350        66.840
  Fourth Quarter                                90.000        73.000

                                                High            Low
                                               -------        -------
2002
  First Quarter (through February 28, 2002)     88.800        76.300

     During May 2000, the Company's shareholders approved a 1-for-10 reverse stock split and on June 11, 2001, the Company effected a 2-for-1 stock split. The reported sales prices reflect such stock splits.

     On February 28, 2002 there were 653 holders of record of the Common
Stock.

     It is currently the Company's policy not to pay dividends on its common stock in order to increase its flexibility with respect to its acquisition strategy. In addition, the Company's new $300 million senior credit facilities, will place certain limits on the payment of dividends.

Item 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the five-year period ended December 31, 2001 are derived from consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

                                    Year Ended December 31,
                             -----------------------------------
                                 2001        2000         1999
                             ----------   ----------   ----------
(Dollars in millions, except per share amounts)

Statement of Operations Data:
-----------------------------
 Net sales                    $ 2,199.8   $ 1,919.3    $ 1,698.7
 Gross profit                     925.6       766.6        629.1
 Operating income (loss)          367.6       245.6(b)     149.7
 Earnings (loss) before
  extraordinary loss              182.7       112.1         65.4
 Extraordinary loss, net of
  tax benefit                       3.2          --           --
 Net earnings (loss)              179.5(a)    112.1         65.4

 Basic earnings (loss)
  per common share before
  extraordinary loss          $     2.63  $     1.65   $     0.59

 Extraordinary loss per
  common share, net
  of tax benefit              $     0.05  $       --   $       --

 Basic earnings (loss)
  per common share            $     2.58  $     1.65   $     0.59

 Diluted earnings (loss)
  per common share before
  extraordinary loss          $     2.59  $     1.61   $     0.58

 Extraordinary loss per
  common share, net
  of tax benefit              $     0.05  $       --   $       --

 Diluted earnings (loss)
  per common share            $     2.54  $     1.61   $     0.58

 Basic weighted average common
  shares outstanding
  (in thousands)                  69,419      47,081       25,332

 Diluted weighted average common
  shares outstanding
  (in thousands)                  70,539      48,150       25,754

Balance Sheet Data:
-------------------
 Cash and cash
  equivalents                 $   149.2   $    48.8    $    40.3
 Intangible assets, net           968.5       865.7        803.9
 Total assets                   1,929.6     1,666.9      1,590.2
 Long-term obligations and
  redeemable preferred
  stock (c)                       509.2       355.8      1,041.5
 Total shareholders'
  equity                        1,085.4       877.4        175.5


                                     1998        1997
                                 ----------   ----------
 (Dollars in millions, except per share amounts)

Statement of Operations Data:
-----------------------------
 Net sales                        $ 1,612.6   $ 1,579.9
 Gross profit                         563.4       499.4
 Operating income (loss)              127.6       (92.0)(d)
 Earnings (loss) before
  extraordinary loss                   68.8      (106.9)
 Extraordinary loss, net of
  tax benefit                            --          --
 Net earnings (loss)                   68.8      (106.9)

 Basic earnings (loss)
  per common share before
  extraordinary loss              $     0.98  $    (5.30)

 Extraordinary loss, net
  of tax benefit                  $       --  $       --

 Basic earnings (loss)
  per common share                $     0.98  $    (5.30)

 Diluted earnings (loss)
  per common share before
  extraordinary loss              $     0.98  $    (5.30)

 Extraordinary loss, net
  of tax benefit                  $       --  $       --

 Diluted earnings (loss)
  per common share                $     0.98  $    (5.30)

 Basic weighted average common
  shares outstanding
  (in thousands)                      24,969      24,648

 Diluted weighted average common
  shares outstanding
  (in thousands)                      24,969      24,648

Balance Sheet Data:
-------------------
 Cash and cash
  equivalents                     $    22.7   $    23.3
 Intangible assets, net               836.2       851.3
 Total assets                       1,640.9     1,658.5
 Long-term obligations and
  redeemable preferred
  stock (c)                         1,110.0     1,200.1
 Total shareholders'
  equity                              154.4       129.1


(a) During the third quarter of 2001, the Company recorded an extraordinary loss of $3.2 million (net of tax benefit) relating to the write-off of unamortized bank fees associated with the Company's term debt, which was repaid in September of 2001. The Company also recorded a charge of $8.9 million as a result of a payment made to a bank to terminate an interest rate swap agreement tied to the Company's term loan.

(b) In the fourth quarter of 2000, the Company recorded a $4.5 million restructuring charge relating to the closing of its Memphis drug testing facility.

(c) Long-term obligations include capital lease obligations of $6.1 million, $7.2 million, $4.4 million, $4.2 million and $5.8 million at December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Long-term obligations also include the long-term portion of the expected value of future contractual amounts to be paid to the former principals of acquired laboratories. Such payments are principally based on a percentage of future revenues derived from the acquired customer lists or specified amounts to be paid over a period of time. At December 31, 2001, 2000, 1999, 1998 and 1997, such amounts were $0.3 million, $2.1 million, $0.0 million, $7.7 million and $9.6 million, respectively. Long-term obligations exclude amounts due to affiliates. On June 6, 2000, the Company called for redemption all of its outstanding redeemable preferred stock, resulting in the conversion of substantially all of the preferred stock into common stock. During 2001, the Company sold $744.0 aggregate principal amount at maturity of its zero coupon convertible subordinated notes due 2021 in a private placement. The Company received approximately $488.6 in net proceeds from the offering. The Company used a portion of the proceeds to repay $412.5 million of its term loan outstanding under its credit agreement

(d) During the fourth quarter of 1997 the Company recorded a provision for doubtful accounts of $182.0 million, which was approximately $160.0 million greater than the amount recorded in the fourth quarter of 1996 and a $22.7 million provision for restructuring certain laboratory operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     During 2001, the Company experienced strong growth, primarily as a result of continued implementation of its strategic plan. The Company further expanded its managed care business while strengthening its scientific expertise and market share through acquisitions and strategic partnerships.

     The Company completed two important acquisitions during the current year. Path Lab Holdings, Inc., acquired in May 2001, is the largest regional laboratory in New England with annual revenues in 2000 of approximately $51.6 million. This acquisition not only expanded the Company's geographic coverage, but also helped leverage the Company's expertise in esoteric testing. Path Lab has particular skill in servicing hospitals in the New England market. Hospitals generally have a need for higher-value esoteric testing. The acquisition of Minneapolis-based Viro-Med Inc. in June 2001, further strengthened the Company's leadership position in infectious disease testing. In addition, Viro-Med's specialized laboratory space provides significant additional esoteric testing capacity and the flexibility to more efficiently direct testing workflow throughout the country. Viro-Med had clinical laboratory revenues for the twelve months ended December 31, 2000 of approximately $25.2 million.

     In December 2001, the Company entered into exclusive licensing and marketing relationships with EXACT Sciences and Myriad Genetics. Under the agreement with EXACT Sciences, the Company will be the only national clinical laboratory to offer testing services based on certain of EXACT Sciences' proprietary technologies for the detection of colorectal cancer. The agreement with Myriad Genetics allows the Company to market Myriad's predictive medicine markers for hypertension, melanoma, breast, ovarian and colorectal cancers to the Company's more than 200,000 primary care physicians. While the Company believes both of these agreements will have a favorable impact on its operating results going forward, it is too early in each relationship to reliably quantify their impact in 2002.

     In addition to the acquisitions and relationships discussed above, the Company believes future performance will be positively affected by several factors: 1) The expansion of higher-value genomic tests such as Cystic Fibrosis, HCV and HIV genotyping is occurring, along with the continued growth of HIV viral loads and HPV testing; 2) Continued conversion of traditional pap smears to the newer, high value monolayer technology; 3) Additional product licensing and business relationships (such as Myriad Genetics and Exact Sciences); 4) The Company's ongoing business acquisition strategy; 5) Growing demand for genomic testing will create a positive shift in test mix to higher value testing; and 6) Improving regulatory and reimbursement environment in Washington.

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", is expected to have a positive impact on the 2002 financial statements. The application of this new statement will result in a decrease in amortization expense of approximately $26.0 million for 2002.

     During 2001, the Company was involved in several transactions affecting its capital structure. On May 24, 2001, the Company's shareholders approved an amendment to the restated certificate of incorporation to increase the number of common shares authorized from 52 million shares to 265 million shares. On June 11, 2001, the Company effected a two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by shareholders of record on June 4, 2001. The Company also assisted in the successful placement of 12.0 million shares of the Company's common stock formerly owned by Roche, and increased the number of shares traded in the open market and available for purchase by other investors. During September and October 2001, the Company sold $744.0 million aggregate principal amount at maturity of its zero coupon convertible subordinated notes (the "Notes") due 2021 in a private placement. The Company received approximately $488.6 million net of approximately $11.2 million in underwriting fees. See "Note 9 to the Consolidated Financial Statements" for a further discussion of the Notes.

     In early 2002, Standard & Poor's upgraded the Company's corporate credit and bank loan ratings from BBB to BBB+. This investment-grade rating offers the Company additional financial flexibility as growth opportunities are identified.

     On February 21, 2002, the Company filed a Registration Statement on Form S-3, seeking to register approximately 7.7 million shares (including 700,000 shares subject to an overallotment option) of the Company's common stock, currently owned by Roche. It is anticipated that the offering of these shares will be consummated sometime during March 2002 subject to
prevailing market conditions.   The sale by Roche of these shares will
reduce their ownership interest in the Company's common stock to 5.24% (4.25% if the overallotment option is exercised in full) compared to 15.13% as of December 31, 2001.

     Seasonality

     Volume of testing generally declines during the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues and cash flows. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

Critical Accounting Policies

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

     The allowance for doubtful accounts is determined based on historical collection trends, the aging of accounts, current economic conditions and regulatory changes.

     The deferred tax valuation allowance brings the Company's net deferred tax assets to a level where management believes that it is more likely than not the tax benefits will be realized.

     Intangible assets are amortized on a straight-line basis over the expected periods to be benefited, generally ranging from 20 to 40 years for goodwill, legal life for patents and technology, 10 to 25 years for customer lists and contractual lives for non-compete agreements. Management periodically reviews the Company's operating and financial performance in order to determine whether it should revise its estimates of the useful lives or whether circumstances exist that indicate that the carrying amount of the Company's goodwill or other long-lived assets may not be recoverable.

     Accruals for self-insurance reserves (including workers compensation, auto, employee medical and professional liability) are determined based on historical payment trends and claims history, along with current and estimated future economic conditions.

     While management believes these estimates are reasonable and consistent; they are, by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. See "Note 1 to the Consolidated Financial Statements" for further discussion of significant accounting policies.

Results of Operations

Year ended December 31, 2001 compared with Year ended December 31, 2000.

     Net sales for 2001 were $2,199.8 million, an increase of 14.6% from $1,919.3 million reported in the comparable 2000 period. Sales increased approximately 8.2% due to an increase in volume and 5.9% due to an increase in price per accession (which reflects actual price increases and changes in the mix of tests performed). These increases occurred as a result of the Company's success in winning new business as well as retaining and increasing business from existing customers. Excluding acquisitions, revenues would have increased 10.6%.

     Cost of sales, which includes primarily laboratory and distribution costs, was $1,274.2 million for 2001 compared to $1,152.7 million in the corresponding 2000 period, an increase of 10.5%. The majority of the increase in cost of sales is due to an increase in volume (approximately $95.0 million), with an additional increase of $13.0 million due to increases in the volume of pap smear tests performed using monolayer technology. In addition, the Company incurred incremental costs of approximately $6.0 million as it implemented a self-mandated safety needle program in all of its patient service centers. Cost of sales as a percentage of net sales was 57.9% for 2001 and 60.0% in the corresponding 2000 period. The decrease in the cost of sales as a percentage of net sales primarily resulted from higher margin test mix, continued cost reduction efforts and economies of scale achieved through volume growth.

     Selling, general and administrative expenses increased to $516.5 million in 2001 from $483.0 million in the same period in 2000 representing an increase of $33.5 million or 6.9%. Selling, general and administrative expenses were 23.5% and 25.2% as a percentage of net sales in 2001 and 2000, respectively. The increase in selling, general and administrative expenses is primarily the result of the Company's acquisitions during the year combined with additional bad debt expense as a result of the increase in net sales.

     Interest expense was $27.0 million in 2001 compared to $38.5 million in 2000. During September 2001, the Company repaid its outstanding term loan balance of $412.5 million with the proceeds from the sale of zero coupon-subordinated notes. During the third quarter of 2001, the Company recorded an $8.9 million loss relating to a payment made to terminate an interest rate swap agreement tied to the Company's term loan. In addition, the Company recorded a $3.2 million extraordinary loss, net of tax benefit, representing the write-off of unamortized bank fees associated with the retired term debt. See "Note 9 to Consolidated Financial Statements" for a further discussion of zero coupon-subordinated notes. Also, see "Liquidity and Capital Resources."

     Provision for income taxes was $149.6 million in 2001 compared to $95.5 million in 2000. The effective tax rate was 45.0% in 2001 and 46.0% in 2000. The decrease in the effective rate reflects the increase in the Company's pre-tax earnings relative to the amount of non-deductible amortization of intangible assets. See "Note 14 to Consolidated Financial Statements" for a further discussion of income taxes.

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

     During the fourth quarter of 2000, the Company recorded a $4.5 million restructuring charge relating to the closing of its Drug Testing laboratory in Memphis, Tennessee. These operations were absorbed by other Company facilities. This restructuring was completed during the second quarter of 2001 and resulted in annualized cost reductions of approximately $7.0 million.

     Interest expense was $38.5 million in 2000 compared to $41.6 million in 1999. This decrease is related to the Company's reduction in its outstanding debt of approximately $95.0 million.

     Provision for income taxes was $95.5 million in 2000 compared to $40.1 million in 1999. The effective rate was 46.0% in 2000 and 38.0% in 1999. The increase in the effective rate was due primarily to the Company's reduction in its deferred tax asset valuation allowance in 1999. See "Note 14 to Consolidated Financial Statements".

Liquidity and Capital Resources

     Net cash provided by operating activities was $316.0 million, $246.7 million and $180.5 million, in 2001, 2000 and 1999, respectively. The increase in cash flow from operations in both 2001 and 2000 primarily resulted from overall improved operating results.

     Capital expenditures were $88.1 million, $55.5 million and $69.4 million for 2001, 2000 and 1999, respectively. The Company expects capital expenditures of approximately $85.0 million in 2002. These expenditures are intended to continue to improve information systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's new senior credit facilities.

     The Company's DSO at the end of 2001 improved to 58 days as compared to 68 days at the end of 2000. This improvement was due to Company-wide efforts to increase cash collections from all payors, as well as on-going improvements to claim submission processes. In addition, the Company continued to take steps necessary to improve DSO and cash collections by:

1. Substantially completing the conversion of decentralized billing locations to a centralized billing system. During 2001, the Chicago, San Antonio, and Dallas locations were converted.
2. Implementing an initiative to reduce the number of requisitions received that are missing certain billing information.

     The billing system conversions, combined with improvements in front-end processes that enhance data capture for billing, are expected to reduce DSO to the mid 50s by the end of 2002.

     During September 2001, the Company repaid its outstanding balance of $412.5 million on its term loan facility with the proceeds from the issuance of zero coupon-subordinated notes. Interest expense on the zero coupon-subordinated notes in the financial statements is computed based on the notes' original issue discount amortization for an effective rate of 2% per year. This non-cash interest expense will total approximately $12.0 million in 2002 as compared to interest expense of $27.0 million in 2001 (primarily related to the Company's retired term debt). As the Company does not pay any interest on the zero coupon-subordinated notes prior to their maturity on September 11, 2021 (unless certain contingencies are met), the replacement of the Company's long-term debt with the zero coupon-subordinated notes will result in increases to the Company's available cash.

     This reduction in cash interest expense and the resulting retention of operating cash flows in the business is expected to provide the Company increased flexibility in pursuing strategic investments through possible acquisitions, technology purchases and key business relationships.

     In February 2002, the Company entered into two new senior credit facilities with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions totaling $300 million. The new facilities will consist of a 364-day revolving credit facility in the principal amount of $100 million and a three-year revolving credit facility in the principal amount of $200 million. The new facilities will be used for general corporate purposes, including working capital, capital expenditures, funding or share repurchases and other payments, and acquisitions.

Contractual Cash Obligations

                                     Payments Due by Period
                              -------------------------------------
                               1 Yr    2-3 Yrs   4-5 Yrs   > 5 Yrs
                              -------  -------  --------   --------
Capital lease obligations      $  3.0   $  5.4    $  5.7     $  1.2
Operating leases                 43.7     60.2      33.1       38.9
Contingent future acquisition
  Payments                       17.5      7.0        --         --
Zero coupon-subordinated notes     --    530.5(a)     --         --
                                ------   -----     -----      -----
Total contractual cash
  obligations                  $ 64.2   $603.1    $ 38.8     $ 40.1
                                =====    =====     =====      =====

(a) Holders of the zero coupon-subordinated notes may require the Company to purchase all or a portion of their notes on September 11, 2004, 2006 and 2011 at prices ranging from $712.97 to $819.54 per note. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. If the holders elect to require the Company to purchase their notes, it is the Company's current intention to retire the notes by a cash payment. Based upon current market conditions, the Company believes that the possibility of the holders of the notes exercising this put feature of the notes is remote. However, future market conditions are subject to change. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to obtain alternate financing to satisfy this contingent cash obligation.

Other Commercial Commitments

     At December 31, 2001, the Company provided letters of credit aggregating approximately $36.6 million, primarily in connection with certain insurance programs. These letters of credit are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

     Based on current and projected levels of operations, coupled with availability under its new senior credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs. For a discussion of the Company's zero coupon-subordinated notes, see "Note 9 to Consolidated Financial Statements." For a discussion of the Company's new senior credit facilities, see "Note 10 to Consolidated Financial Statements."

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

4. failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act which may result in penalties and loss of licensure.

5. failure to comply with HIPAA, which could result in significant fines and up to ten years in prison.

6. increased competition, including price competition.

7. changes in payor mix, including an increase in capitated managed-cost health care.

8. our failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers.

9. our failure to integrate newly acquired businesses and the cost related to such integration.

10.adverse results in litigation matters.

11.our ability to attract and retain experienced and qualified   personnel.

12.failure to maintain our days sales outstanding levels.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has included in the past, the use of derivative financial instruments such as interest rate swap agreements. There were no interest rate swap agreements outstanding as of December 31, 2001. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company's financial position or results of operations. There were no interest rate swap agreements outstanding as of December 31, 2001.

     The Company's zero coupon-subordinated notes contain the following three features that are considered to be embedded derivative instruments under FAS No. 133:

1) The Company will pay contingent cash interest on the zero coupon subordinated notes after September 11, 2006, if the average market price of the notes equals 120% or more of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for a specified measurement period.

2) Contingent additional principal will accrue on the zero coupon-subordinated notes during the two year period from September 11, 2004 to September 11, 2006, if the Company's stock price is at or below specified thresholds.

3) Holders may surrender zero coupon-subordinated notes for conversion during any period in which the rating assigned to the zero coupon-subordinated notes by Standard & Poor's Ratings Services is BB- or lower.

Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2001.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Reference is made to the Index on Page F-1 of the Financial Report included herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                          PART III

     The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference to the registrant's definitive proxy statement for its 2002 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2002.


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

           (3)  Index to and List of Exhibits

                Exhibits:

      Exhibits 10.3 through 10.8 and 10.14 through 10.18 are management contracts or compensatory plans or arrangements.


3.1 - Amended and Restated Certificate of Incorporation of the Company dated May 24, 2001 (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).
3.2 - Amended and Restated By-Laws of the Company dated April 28, 1995 (incorporated herein by reference to the Company's report on Form 8-K, filed with the Commission on May 12
        1995).
4.1*  - Specimen of the Company's Common Stock Certificate.
4.2 - Indenture dated September 11, 2001 between the Company and Bank of New York, as trustee (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).
4.3 - Registration Rights Agreement dated September 11, 2001 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).
4.4 - Rights Agreement dated December 13, 2001 between the Company and American Stock Transfer & Trust Company, as rights Agent (incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on December 21, 2001, File No. 001-11353).
10.1 - National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.2 - Settlement Agreement dated November 21, 1996 between the Company and the United States of America.
10.3 - National Health Laboratories 1988 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form S-1, filed with the Commission on July 9, 1990, File No. 33-35782).
10.4 - National Health Laboratories 1994 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on August 12, 1994, File No. 33-55065).
10.5 - Laboratory Corporation of America Holdings Master Senior Executive Severance Plan (incorporated herein by reference to the report on Form 8-K dated October 24, 1996 (the "October 24, 1996 8-K") filed with the Commission on October 24, 1996, File No. 1-11353).
10.6 - Special Severance Agreement dated June 28, 1996 between the Company and Timothy J. Brodnik (incorporated herein by reference to the October 24, 1996 8-K).
10.7 - Special Severance Agreement dated July 12, 1996 between the Company and John F. Markus (incorporated herein by reference to the October 24, 1996 8-K).
10.8 - Special Severance Agreement dated June 28, 1996 between the Company and Robert E. Whalen (incorporated herein by reference to the October 24, 1996 8-K).
10.9 - Tax Allocation Agreement dated as of June 26, 1990 between MacAndrews & Forbes Holding Inc., Revlon Group Incorporated, New Revlon Holdings, Inc. and the subsidiaries of Revlon set forth on Schedule A thereto (incorporated herein by reference to the 1990 S-1).
10.10 - Stockholder Agreement dated as of April 28, 1995 among the Company, HLR Holdings Inc., Hoffmann-La Roche Inc. and Roche Holdings, Inc. (incorporated herein by reference to the April 28, 1995 Form 8-K).
10.11 - Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the April 28, 1995 Form 8-K).
10.12*- Three-Year Credit Agreement dated February 20, 2002 among the Company, the lenders named therein and Credit Suisse First Boston, as administrative agent.
10.13*- 364-Day Credit Agreement dated February 20, 2002 among the
        Company, the lenders named therein and Credit Suisse First Boston, as administrative agent.
10.14 - Laboratory Corporation of America Holdings 1995 Stock Plan for Non-Employee Directors dated September 26, 1995 (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on September 26, 1995, File No. 33-62913).
10.15 - Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Annex I of the Company's 1996 Annual Proxy Statement filed with the Commission on October 25, 1996).
10.16 - Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Annex II of the Company's 1999 Annual Proxy Statement filed with the Commission on June 16, 1999).
10.17 - Laboratory Corporation of America Holdings Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company's 1999 Annual Proxy Statement filed with the Commission of June 16, 1999).
10.18 - Laboratory Corporation of America Holdings 2000 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company's 2000 Annual Proxy Statement filed with the Commission on April 7, 2000).
10.19 - Support Agreement between Roche Biomedical Laboratories, Inc. and Hoffmann-La Roche Inc., dated as of April 27, 1995.
10.20 - First Amendment to Support Agreement between Roche Biomedical Laboratories, Inc. and Hoffmann-La Roche Inc., dated as of July 26, 1995.
10.21 - Second Amendment to Support Agreement between Laboratory Corporation of America Holdings, Hoffmann-La Roche Inc., Roche Molecular Systems, Inc. and Roche Diagnostic Systems, Inc., dated as of January 1, 1997.
10.22 --Third Amendment to Support Agreement between Laboratory Corporation of America Holdings, Hoffmann-La Roche Inc., Roche Molecular Systems, Inc. and Roche Diagnostic Systems, Inc., dated as of October 1, 1997.

21*  -  List of Subsidiaries of the Company

23.1*-  Consent of PricewaterhouseCoopers LLP

24.1*-  Power of Attorney of Jean-Luc Belingard
24.2*-  Power of Attorney of Wendy E. Lane
24.3*-  Power of Attorney of Robert E. Mittelstaedt, Jr.
24.4*-  Power of Attorney of James B. Powell, M.D.
24.5*-  Power of Attorney of David B. Skinner
24.6*-  Power of Attorney of Andrew G. Wallace, M.D.


*  Filed herewith.

(b)  Reports on Form 8-K

(1) A current report on Form 8-K dated November 14, 2001 was filed on November 14, 2001 by the registrant, in connection with the press release dated November 14, 2001 which announced that Thomas P. Mac Mahon, chairman and chief executive officer, was scheduled to speak at the CSFB Health Care Conference in Phoenix, AZ on Thursday, November 15 at 9:30 a.m. Mountain Time.

(2) A current report on Form 8-K date November 28, 2001 was filed on November 28, 2001 by the registrant, in connection with the press release dated November 28, 2001 which announced that Bradford T. Smith, executive vice president of public affairs, was scheduled to speak at the SG Cowen Global Health Care Conference in Paris, France on Thursday, November 29 at 10:20 a.m. (4:20 a.m. EST).

(3) A current report on Form 8-K dated December 4, 2001 was filed on December 4, 2001 by the registrant and Myriad Genetics, Inc., in connection with the press release dated December 4, 2001 which announced their new partnership to make Myriad's predictive medicine products broadly available to primary care physicians throughout the United States.

(4) A current report on Form 8-K date December 6, 2001 was filed on December 6, 2001 by the registrant, in connection with the press release dated December 6, 2001, which announced that PreGen-26? - a DNA-based colorectal cancer test - is now available through its nationwide network to physicians and their patients.

(5) A current report on Form 8-K dated December 12, 2001 was filed on December 13, 2001 by the registrant, in connection with the press release dated December 12, 2001 which announced that its Board of Directors adopted a Stockholder Rights Plan.

(6) A current report on Form 8-K dated January 4, 2002 was filed on January 7, 2002 by the registrant, in connection with the press release dated January 4, 2002 which announced that Bradford T. Smith, executive vice president of public affairs, was scheduled to speak at the JPMorgan H&Q Healthcare Conference in San Francisco on Monday, January 7 at 3:30 p.m. PST (6:30 p.m. EST).

(7) A current report on Form 8-K dated January 15, 2002 was filed on January 16, 2002 by the registrant, in connection with the press release dated January 15, 2002 which announced that the Securities and Exchange Commission declared effective its registration statement on Form S-3 for the registration of the resale by the securityholders listed in the prospectus contained in the registration statement from time to time of up to $744,000,000 aggregate principal amount at maturity of its zero coupon convertible subordinated notes due 2021 and the shares of its common stock issuable upon conversion of the notes and the preferred stock purchase rights included in such shares of common stock.

(8) A current report on Form 8-K dated January 28, 2002 was filed on January 29, 2002 by the registrant, in connection with the press release dated January 28, 2002 which announced that Thomas P. Mac Mahon, chairman and chief executive officer, was scheduled to speak at the US Bancorp Piper Jaffray Healthcare Conference in New York City on Tuesday, January 29, 2002 at 8:30 a.m. Eastern Time.

(9) A current report on Form 8-K dated February 5, 2002 was filed on February 5, 2002 by the registrant, in connection with the press release dated February 5, 2002 which announced that Thomas P. Mac Mahon, chairman and chief executive officer, was scheduled to speak at the UBS Warburg Global Healthcare Services Conference in New York City on Monday, February 6, 2002 at 3:00 p.m. Eastern Time.

(10) A current report on Form 8-K dated February 13, 2002 was filed on February 13, 2002 by the registrant, in connection with the press release dated February 13, 2002 which contained summary information relating to the Company.

(11) A current report on Form 8-K dated February 13, 2002 was filed on February 13, 2002 by the registrant, in connection with the press release dated February 13, 2002 which announced results for the quarter ended December 31, 2001.

(12) A current report on Form 8-K dated February 22, 2002 was filed on February 22, 2002 by the registrant, in connection with the press release dated February 22, 2002 which announced that it has entered into $300 million of new senior credit facilities with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions.

(13) A current report on Form 8-K dated February 26, 2002 was filed on February 26, 2002 by the registrant, in connection with the press release dated February 26, 2002 which announced that it had signed an expanded agreement with Aetna Inc. to provide clinical laboratory testing and certain additional services to Aetna's Commercial HMO and Quality Point-of-Service members in New York and New Jersey.

(14) A current report on Form 8-K/A dated February 13, 2002 was filed on March 6, 2002 by the registrant which amended Form 8-K filed on February 13, 2002.

(15) A current report on Form 8-K dated March 12, 2002 was filed on March 12, 2002 by the registrant, in connection with the press release dated March 12, 2002 which announced an advanced suite of molecular assays developed to improve the management of patients diagnosed with the hepatitis B and/or hepatitis C virus.

(16) A current report on Form 8-K dated March 12, 2002 was filed on March 12, 2002 by the registrant, in connection with the press release dated March 12, 2002 which announced that Bradford T. Smith, executive vice president of public affairs, is scheduled to speak at the SG Cowen Annual Healthcare Conference in Boston on Wednesday,
March 13 at 1:15 p.m. Eastern Time.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           ------------------------------------------------
                                           Registrant


                                  By:  /s/ THOMAS P. MAC MAHON
                                      ---------------------------------
                                      Thomas P. Mac Mahon
                                      Chairman of the Board, President
                                      and Chief Executive Officer


Dated:  March 18, 2002



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 18, 2002 in the capacities indicated.

     Signature                                     Title
-----------------------                       ---------------------

/s/ THOMAS P. MAC MAHON                       Chairman of the Board,
------------------------------------------    President and Chief
Thomas P. Mac Mahon                           Executive Officer
                                              (Principal Executive Officer)

/s/ WESLEY R. ELINGBURG                       Executive Vice President,
------------------------------------------    Chief Financial Officer
Wesley R. Elingburg                           and Treasurer
                                              (Principal Financial
                                              Officer and Principal
                                              Accounting Officer

/s/ JEAN-LUC BELINGARD*                       Director
------------------------------------------
Jean-Luc Belingard

/s/ WENDY E. LANE*                            Director
------------------------------------------
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*              Director
------------------------------------------
Robert E. Mittelstaedt, Jr.

/s/ JAMES B. POWELL, M.D.*                    Director
------------------------------------------
James B. Powell, M.D.

/s/ DAVID B. SKINNER, M.D.*                   Director
------------------------------------------
David B. Skinner, M.D.

/s/ ANDREW G. WALLACE, M.D.*                  Director
------------------------------------------
Andrew G. Wallace, M.D.


* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:/s/ BRADFORD T. SMITH
   ----------------------
   Bradford T. Smith
   Attorney-in-fact



      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SCHEDULE



                                                               Page
                                                               ----

Report of Independent Accountants                               F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of
   December 31, 2001 and 2000                                   F-3

Consolidated Statements of Operations for
   the three-year period ended December 31, 2001                F-4

Consolidated Statements of Changes in Shareholders'
   Equity for the three-year period ended
   December 31, 2001                                            F-6

Consolidated Statements of Cash Flows for the
   three-year period ended December 31, 2001                    F-7

Notes to Consolidated Financial Statements                      F-9

Financial Statement Schedule:

  II - Valuation and Qualifying Accounts and Reserves          F-30

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Laboratory Corporation of America Holdings

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries (the Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 8, 2002, except for Note 10,
as to which the date is February 20, 2002



PART I - FINANCIAL INFORMATION


Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions, Except Per Share Data)

                                             December 31,        December 31,
                                                   2001                2000
                                               ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                  $    149.2           $    48.8
  Accounts receivable, net                        365.5               368.0
  Supplies inventories                             38.7                31.6
  Prepaid expenses and other                       16.7                18.5
  Deferred income taxes                            54.4                44.8
                                                -------             -------
Total current assets                              624.5               511.7

Property, plant and equipment, net                309.3               272.8
Intangible assets, net                            968.5               865.7
Other assets, net                                  27.3                16.7
                                              ---------            --------
                                             $  1,929.6           $ 1,666.9
                                              =========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $     60.2           $    52.8
  Accrued expenses and other                      141.0               127.1
  Current portion of long-term debt                  --               132.0
                                              ---------            --------
Total current liabilities                         201.2               311.9

Zero coupon-subordinated notes                    502.8                  --
Long-term debt, less current portion                 --               346.5
Capital lease obligations                           6.1                 7.2
Other liabilities                                 134.1               123.9

Commitments and contingent liabilities               --                  --

Shareholders' equity:
  Common stock, $0.10 par value; 265,000,000
    shares authorized;70,553,718 and
    69,739,246 shares issued and outstanding
    at December 31, 2001 and December 31,
    2000, respectively                              7.1                 7.0
  Additional paid-in capital                    1,088.8             1,048.2
  Retained earnings (deficit)                      11.5              (168.0)
  Unearned restricted stock compensation          (13.2)               (9.4)
  Accumulated other comprehensive loss             (8.8)               (0.4)
                                              ---------            --------
   Total shareholders' equity                   1,085.4               877.4
                                              ---------            --------
                                             $  1,929.6           $ 1,666.9
                                              =========            ========

The accompanying notes are an integral part of these consolidated financial statements.


       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Millions, Except Per Share Data)

                                             Years Ended December 31,
                                     ------------------------------------
                                        2001         2000         1999
                                     ---------    ---------    ---------

Net sales                            $ 2,199.8    $ 1,919.3    $ 1,698.7

Cost of sales                          1,274.2      1,152.7      1,069.6
                                       -------      -------      -------

Gross profit                             925.6        766.6        629.1

Selling, general and
  administrative expenses                516.5        483.0        448.2
Amortization of intangibles
  and other assets                        41.5         33.5         31.2
Restructuring charge                        --          4.5           --
                                      --------      -------      -------

Operating income                         367.6        245.6        149.7

Other income (expenses):
  Loss on sale of assets                  (1.8)        (1.0)        (1.7)
  Net investment income (loss)             2.4          1.5         (0.9)
  Termination of interest rate
    swap agreement                        (8.9)          --           --
  Interest expense                       (27.0)       (38.5)       (41.6)
                                      --------     --------     --------

Earnings before income taxes
  and extraordinary loss                 332.3        207.6        105.5
Provision for income taxes               149.6         95.5         40.1
                                      --------     --------     --------
Earnings before
  extraordinary loss                     182.7        112.1         65.4
Extraordinary loss, net of
  tax benefit                              3.2           --           --
                                      --------     --------     --------
Net earnings                             179.5        112.1         65.4

Less preferred stock dividends              --        (34.3)       (49.6)
Less accretion of mandatorily
  redeemable preferred stock                --         (0.3)        (0.8)
                                      --------     --------     --------
Net earnings attributable to
  common shareholders                $   179.5    $    77.5    $    15.0
                                      ========     ========     ========
Basic earnings per
  common share before
  extraordinary loss                 $     2.63   $     1.65   $     0.59
Extraordinary loss, net of
  tax benefit                              0.05           --           --
                                      ---------    ---------    ---------
Basic earnings per
  common share                       $     2.58   $     1.65   $     0.59
                                      =========    =========    =========
Diluted earnings per
  common share before
  extraordinary loss                 $     2.59   $     1.61   $     0.58
Extraordinary loss, net of
  tax benefit                              0.05           --           --
Diluted earnings per                  ---------    ---------    ---------
  common share                       $     2.54   $     1.61   $     0.58
                                      =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   (Dollars in Millions)

                                                      Additional   Retained
                                             Common    Paid-in     Earnings
                                              Stock    Capital     (Deficit)
                                            --------  ----------  ---------
BALANCE AT DECEMBER 31, 1998                $  2.4   $  414.5   $  (260.5)
Comprehensive earnings:
  Net earnings                                  --         --        65.4
  Other comprehensive earnings:
    Change in valuation allowance
     on securities, net of tax                  --         --          --
    Foreign currency translation
     adjustments                                --         --          --
                                             -----    -------     -------
Comprehensive earnings                          --         --        65.4
Issuance of common stock                       0.2        3.6          --
Issuance of restricted stock
  awards                                        --        4.5          --
Amortization of unearned
  restricted stock compensation                 --         --          --
Preferred stock dividends                       --         --       (49.6)
Accretion of mandatorily
  redeemable preferred stock                    --         --        (0.8)
                                             -----    -------     -------

BALANCE AT DECEMBER 31, 1999                   2.6      422.6      (245.5)
Comprehensive earnings:
  Net earnings                                  --         --       112.1
  Other comprehensive earnings:
    Foreign currency translation
     adjustments                                --         --          --
                                             -----     -------    -------
Comprehensive earnings                          --         --       112.1
Issuance of common stock                       0.2       17.6          --
Issuance of restricted stock
  awards                                        --        9.3          --
Amortization of unearned
  restricted stock compensation                 --         --          --
Income tax benefit from stock
  options exercised                             --       19.0          --
Conversion of preferred stock
  into common stock                            4.2      579.7          --
Preferred stock dividends                       --         --       (34.3)
Accretion of mandatorily
  redeemable preferred stock                    --         --        (0.3)
                                             -----     -------    -------

BALANCE AT DECEMBER 31, 2000                   7.0    1,048.2      (168.0)
Comprehensive earnings:
  Net earnings                                  --         --       179.5
  Other comprehensive earnings:
    Cumulative effect of change
     in accounting principle
     (net of tax)                               --         --          --
    Unrealized derivative loss
     on cash flow hedge
     (net of tax)                               --         --          --
    Termination of interest
      rate swap agreement                       --         --          --
    Foreign currency translation
     adjustments                                --         --          --
    Minimum pension liability
     adjustment                                 --         --          --
                                             -----     -------    -------
Comprehensive earnings                          --         --       179.5
Issuance of common stock                       0.1       14.9          --
Issuance of restricted stock
  awards                                        --       11.3          --
Amortization of unearned
  restricted stock compensation                 --         --          --
Income tax benefit from stock
  options exercised                             --       14.4          --
                                             -----    -------    --------

BALANCE AT DECEMBER 31, 2001                $  7.1   $1,088.8   $    11.5
                                             =====    =======    ========

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             (Dollars in Millions)

                                     Unearned    Accumulated
                                   Restricted       Other         Total
                                      Stock     Comprehensive  Shareholders'
                                   Compensation      Loss         Equity
                                  -------------  -------------  ------------
BALANCE AT DECEMBER 31, 1998     $      --     $     (2.0)    $    154.4
Comprehensive earnings:
  Net earnings                          --             --           65.4
  Other comprehensive earnings:
    Change in valuation allowance
     on securities, net of tax          --            2.0            2.0
    Foreign currency translation
     adjustments                        --           (0.1)          (0.1)
                                  --------      ---------      ---------
Comprehensive earnings                  --            1.9           67.3
Issuance of common stock                --             --            3.8
Issuance of restricted stock
  awards                              (4.5)            --             --
Amortization of unearned
  restricted stock compensation        0.4             --            0.4
Preferred stock dividends               --             --          (49.6)
Accretion of mandatorily
  redeemable preferred stock            --             --           (0.8)
                                  --------      ---------      ---------

BALANCE AT DECEMBER 31, 1999         ( 4.1)          (0.1)         175.5
Comprehensive earnings:
  Net earnings                          --             --          112.1
  Other comprehensive earnings:
    Foreign currency translation
     adjustments                        --           (0.3)          (0.3)
                                  --------      ---------      ---------
Comprehensive earnings                  --           (0.3)         111.8
Issuance of common stock                --             --           17.8
Issuance of restricted stock
  awards                              (9.3)            --             --
Amortization of unearned
  restricted stock compensation        4.0             --            4.0
Income tax benefit from stock
  options exercised                     --             --           19.0
Conversion of preferred stock
  into common stock                     --             --          583.9
Preferred stock dividends               --             --          (34.3)
Accretion of mandatorily
  redeemable preferred stock            --             --           (0.3)
                                  --------      ---------      ---------
BALANCE AT DECEMBER 31, 2000          (9.4)          (0.4)         877.4
Comprehensive earnings:
  Net earnings                          --             --          179.5
  Other comprehensive earnings:
    Cumulative effect of change
     in accounting principle
     (net of tax)                       --            0.6            0.6
    Unrealized derivative loss
     on cash flow hedge
     (net of tax)                       --           (9.5)          (9.5)
    Termination of interest
      rate swap agreement               --            8.9            8.9
    Foreign currency translation
     adjustments                        --           (0.6)          (0.6)
    Minimum pension liability
     adjustment                         --           (7.8)          (7.8)
                                  --------      ---------       --------
Comprehensive earnings                  --           (8.4)         171.1
Issuance of common stock                --             --           15.0
Issuance of restricted stock
  awards                             (11.3)            --             --
Amortization of unearned
  restricted stock compensation        7.5             --            7.5
Income tax benefit from stock
  options exercised                     --             --           14.4
                                  --------       --------       --------

BALANCE AT DECEMBER 31, 2001     $   (13.2)     $    (8.8)     $ 1,085.4
                                  ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.


       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)

                                                 Years Ended December 31,
                                              -----------------------------
                                                 2001       2000      1999
                                              ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                  $  179.5   $  112.1   $   65.4

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization              104.0       89.6       83.8
      Deferred compensation                        7.5        4.0        0.4
      Net losses on sale of assets                 1.8        1.0        1.7
      Accreted interest on zero coupon-
        subordinated notes                         3.0         --         --
      Extraordinary loss, net of
        tax benefit                                3.2         --         --
      Termination of interest rate
        swap agreement                             8.9         --         --
      Deferred income taxes                        1.6       (3.2)      37.0
      Investment loss                               --         --        4.2
      Change in assets and liabilities:
        Net change in restructuring reserves      (5.5)      (1.2)      (6.2)
        Decrease (increase) in accounts
          receivable, net                         16.2      (15.9)      27.4
        (Increase) decrease in inventories        (3.6)      (2.1)       1.6
        Decrease (increase) in prepaid
          expenses and other                       5.8       21.3      (24.6)
        Change in income taxes receivable           --         --       11.2
        (Decrease) increase in accounts payable   (3.4)       7.9       (6.2)
        Increase (decrease) in accrued
          expenses and other                      (2.0)      32.9      (15.4)
        Other, net                                (1.0)       0.3        0.2
                                                ------     ------     ------
  Net cash provided by operating activities      316.0      246.7      180.5
                                                ------     ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           (88.1)     (55.5)     (69.4)
  Proceeds from sale of assets                     4.4        1.4        1.1
  Deferred payments on acquisitions               (5.2)      (1.0)      (8.7)
  Acquisition of businesses                     (141.1)     (94.9)        --
                                                ------     ------     ------
  Net cash used for investing activities        (230.0)    (150.0)     (77.0)
                                                ------     ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from revolving credit
   facilities                                 $   75.0    $    --   $   40.0
 Payments on revolving credit facilities         (75.0)        --      (40.0)
 Proceeds from zero coupon-subordinated
   notes                                         499.8         --         --
 Payments on long-term debt                     (478.5)     (95.0)     (70.3)
 Debt issuance costs                             (11.2)        --         --
 Termination of interest rate swap
   agreement                                     (8.9)         --         --
 Payments on long-term lease obligations         (1.1)       (1.2)      (0.8)
 Payment of preferred stock dividends              --        (9.5)     (18.5)
 Net proceeds from issuance of stock to
  employees                                      14.9        17.8        3.8
                                               ------      ------     ------
Net cash provided by (used for)
  financing activities                           15.0       (87.9)     (85.8)
                                               ------      ------     ------
Effect of exchange rate changes on cash
 and cash equivalents                           (0.6)        (0.3)      (0.1)

 Net increase in cash and
   cash equivalents                            100.4          8.5       17.6
 Cash and cash equivalents at
   beginning of period                          48.8         40.3       22.7
                                              ------       ------     ------
 Cash and cash equivalents at
   end of period                             $ 149.2      $  48.8    $  40.3
                                              ======       ======     ======
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                                $  23.2      $  40.7    $  41.8
     Income taxes, net of refunds              127.7         48.8       23.9

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                        --         24.8       31.1
 Accretion of mandatorily redeemable
   preferred stock                                --          0.3        0.8
 Conversion of preferred stock into
   common stock                                   --        583.9         --

The accompanying notes are an integral part of these consolidated financial statements.


     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in millions, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

     Laboratory Corporation of America Holdings and its subsidiaries ("Company") is the second largest independent clinical laboratory company in the United States based on 2001 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other clinical states. Since its founding in 1971, the Company has grown into a network of 24 primary testing facilities and approximately 1,200 service sites consisting of branches, patient service centers and STAT laboratories, serving clients in 50 states. The Company operates in one business segment.

     The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its subsidiaries after elimination of all material intercompany accounts and transactions. During 2001, the Company added two new subsidiaries through acquisitions: Path Lab Holdings, Inc. and Viro-Med Inc. Disclosure of certain business combination transactions is included in Note 2 - Business Acquisitions.

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

Cash Equivalents:

     Cash equivalents (primarily investments in money market funds, time deposits, commercial paper and Eurodollars which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market. As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in trade accounts payable and totaled $9.3 and $11.6 at December 31, 2001 and 2000, respectively.

Inventories:

     Inventories, consisting primarily of purchased laboratory supplies, are stated at the lower of cost (first-in, first-out) or market.

Derivative Financial Instruments:

     Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for on an accrual basis. Amounts to be paid or received under such agreements are recognized as interest income or expense in the periods in which they accrue. The Company had no interest rate swap agreements in place at December 31, 2001.

     The Company's zero coupon-subordinated notes contain the following three features that are considered to be embedded derivative instruments under FAS No. 133:

1) The Company will pay contingent cash interest on the zero coupon-subordinated notes after September 11, 2006, if the average market price of the notes equals 120% or more of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for a specified measurement period.

2) Contingent additional principal will accrue on the zero coupon-subordinated notes during the two year period from September 11, 2004 to September 11, 2006, if the Company's stock price is at or below specified thresholds.

3) Holders may surrender zero coupon-subordinated notes for conversion during any period in which the rating assigned to the zero coupon-subordinated notes by Standard & Poor's Ratings
Services is BB- or lower.

Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2001.

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
                                                           Years
                                                          -------
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

Fair Value of Financial Instruments:

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero coupon-subordinated notes, based on market pricing, was approximately $529.2 as of December 31, 2001.

Concentration of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

     The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., was approximately $12.0 at December 31, 2001. Cash equivalents at December 31, 2001, totaled $131.7, which includes amounts invested in treasury bills and short-term bonds.

     Substantially all of the Company's accounts receivable are with companies and individuals in the health care industry. However, concentrations of credit risk are limited due to the number of the Company's clients as well as their dispersion across many different geographic regions.

     Accounts receivable balances (gross) from Medicare and Medicaid were $91.2 and $87.3 at December 31, 2001 and 2000, respectively.

Revenue Recognition:

     Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2001, 2000 and 1999, approximately 16%, 16% and 20%, respectively, of the Company's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

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

Stock Splits:

     On May 2, 2000, the Company effected a one-for-ten common stock reverse split whereby the number of authorized shares of common stock decreased from 520 million to 52 million and the par value increased from $0.01 to $0.10.

     On May 24, 2001, the Company's shareholders approved an amendment to the restated certificate of incorporation to increase the number of common shares authorized from 52 million shares to 265 million shares. On June 11, 2001, the Company effected a two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by shareholders of record on June 4, 2001. All references to common stock, common shares outstanding, average number of common shares outstanding, stock options, restricted shares and per share amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been restated to reflect the June 11,2001 two-for-one stock split on a retroactive basis.

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

Earnings per Share:

     Basic earnings per share is computed by dividing net income, less preferred stock dividends and accretion, by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net earnings, by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company's mandatorily redeemable preferred stock (redeemed in 2000), restricted stock awards and outstanding stock options.

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                       Years ended December 31,
                                   2001         2000         1999
                               ----------------------------------------
Basic                          69,418,875     47,080,668     25,332,376
Assumed conversion/exercise
of:
  Stock options                   558,199        710,500        245,296
  Restricted stock awards         561,647        358,358        176,646
                               ----------     ----------     ----------
Diluted                        70,538,721     48,149,526     25,754,318
                               ==========     ==========     ==========

     The effect of conversion of the Company's redeemable preferred stock, or exercise of certain of the Company's stock options was not included in the computation of diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999, as it would have been antidilutive.

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

                                                    December 31,
                                           2001        2000       1999
                                         --------    --------   ---------
Stock Options                             14,869      234,924   1,745,842
Series A convertible exchangeable
  Preferred stock                             --           --  15,866,086
Series B convertible pay-in-kind
  Preferred stock                             --           --  25,352,592

     The Company's zero-coupon subordinated notes are contingently convertible into 4,988,818 shares of common stock and are not currently included in the earnings per share calculation.

Investments:

     Investments in equity securities are reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of shareholders' equity. During 1999, the Company recorded an other than temporary loss on its investments in equity securities totaling $4.2.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the allowances for doubtful accounts and deferred tax assets, amortization lives for intangible assets and accruals for self-insurance reserves. The allowance for doubtful accounts is determined based on historical collection trends, the aging of accounts, current economic conditions and regulatory changes. Actual results could differ from those estimates.

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

Intangible Assets:

     Intangible assets, consisting of goodwill and other intangibles (patents and technology, customer lists and non-compete agreements), are amortized on a straight-line basis over the expected periods to be benefited, generally ranging from 20 to 40 years for goodwill, legal life for patents and technology, 10 to 25 years for customer lists and contractual lives for non-compete agreements.

     Effective January 1 2002, the Company will adopt Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". This standard requires that goodwill and other intangibles that are acquired in business combinations and that have indefinite useful lives are not to be amortized and are to be reviewed for impairment annually based on an assessment of fair value. The adoption of this new standard is expected to result in a reduction in annual amortization expense of approximately $26.0.

2.    BUSINESS ACQUISITIONS

The Company acquired two important companies in 2001, as described below. Both companies acquired have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The results of each operation have been included in the consolidated financial results of the Company from the date of acquisition. The impact of these acquisitions is not considered significant to the Company's operations.

     On April 30, 2001, the Company completed the acquisition of all of the outstanding stock of Path Lab Holdings, Inc. (Path Lab), which is based in Portsmouth, New Hampshire for approximately $83.0 in cash and contingent future payments of $25.0 ($5.5 earned and paid in 2001) based upon attainment of specific earnings targets. Path Lab's revenues for the year ended December 31, 2000 were approximately $51.6.

     On June 4, 2001, the Company completed the acquisition of Minneapolis-based Viro-Med Inc. for approximately $31.7 in cash and contingent future payments of $12.0 ($7.9 earned and paid in 2001) based upon attainment of specific earnings targets. Viro-Med's revenues for the year ended December 31, 2000 were approximately $25.2.

3.    RESTRUCTURING AND NON-RECURRING CHARGES

     The following represents the Company's restructuring activities for each of the years in the three years ended December 31, 2001:

                                                  Lease and
                                   Severance     Other Facility
                                      Costs          Costs          Total
                                   ----------   --------------     ------
Balance at January 1, 1999         $   2.5         $  30.5        $  33.0
  Cash payments                       (2.0)           (4.2)          (6.2)
                                    ------          ------         ------
Balance at December 31, 1999           0.5            26.3           26.8
  Memphis closure                      3.0             1.5            4.5
  Reclassifications and
    non-cash items                      --            (3.7)          (3.7)
  Cash payments                       (1.6)           (4.0)          (5.6)
                                    ------          ------         ------
Balance at December 31, 2000           1.9            20.1           22.0
  Reclassifications and
    non-cash items                    (0.7)            0.2           (0.5)
  Cash payments                       (1.0)           (4.5)          (5.5)
                                    ------          ------         ------
Balance at December 31, 2001       $   0.2         $  15.8        $  16.0
                                    ======          ======         ======
Current                                                           $   8.6
Non-current                                                           7.4
                                                                   ------
                                                                  $  16.0
                                                                   ======
4.   ACCOUNTS RECEIVABLE, NET
                                              December 31,     December 31,
                                                  2001             2000
                                              ------------     ------------
Gross accounts receivable                      $   485.0        $   491.0
Less allowance for doubtful accounts              (119.5)          (123.0)
                                                --------         --------
                                               $   365.5        $   368.0
                                                ========         ========

The provision for doubtful accounts was $202.5, $195.9 and $191.9 in 2001, 2000 and 1999, respectively.

5.   PROPERTY, PLANT AND EQUIPMENT, NET
                                           December 31,  December 31,
                                               2001          2000
                                           ------------  ------------
Land                                        $     9.9      $     9.5
Buildings and building improvements              79.2           68.5
Machinery and equipment                         367.5          323.4
Leasehold improvements                           66.4           63.0
Furniture and fixtures                           19.9           17.8
Construction in progress                         22.4           35.6
Buildings under capital leases                    5.4            5.4
Equipment under capital leases                    3.8            3.8
                                             --------       --------
                                                574.5          527.0
Less accumulated depreciation
  and amortization of capital lease assets     (265.2)        (254.2)
                                             --------       --------
                                            $   309.3      $   272.8
                                             ========       ========

     Depreciation expense and amortization of capital lease assets was $59.6, $56.1 and $52.6 for 2001, 2000 and 1999, respectively.

6.   INTANGIBLE ASSETS, NET
                                          December 31,   December 31,
                                             2001           2000
                                          ------------   ------------
Goodwill                                   $  911.3       $  860.5
Other intangibles, principally patents,
   customer lists, non-compete
   agreements, and technology                 338.8          245.6
                                            -------        -------
                                            1,250.1        1,106.1
Less accumulated amortization                (281.6)        (240.4)
                                            -------        -------
                                           $  968.5       $  865.7
                                            =======        =======

     Amortization of intangible assets was $41.5, $33.5 and $31.2 in 2001, 2000 and 1999, respectively.

7.   ACCRUED EXPENSES AND OTHER
                                          December 31,   December 31,
                                              2001           2000
                                          ------------   ------------
Employee compensation and benefits         $   72.6       $   57.5
Acquisition related accruals                    6.9           13.3
Restructuring reserves                          8.6           12.4
Accrued taxes                                   4.2           10.1
Self-insurance reserves                        31.5           21.1
Interest payable                                0.2            3.7
Royalty payable                                 5.5            5.1
Other                                          11.5            3.9
                                            -------        -------
                                           $  141.0       $  127.1
                                            =======        =======

8.   OTHER LIABILITIES
                                          December 31,   December 31,
                                              2001           2000
                                          ------------   ------------
Acquisition related accruals               $    2.0       $    8.8
Restructuring reserves                          7.4            9.6
Deferred income taxes                          63.5           28.5
Post-retirement benefit obligation             40.2           36.9
Self-insurance reserves                        20.7           37.8
Other                                           0.3            2.3
                                            -------        -------
                                           $  134.1       $  123.9
                                            =======        =======
9.   ZERO COUPON-SUBORDINATED NOTES

     In September 2001, the Company sold $650.0 aggregate principal amount at maturity of its zero coupon convertible subordinated notes (the "notes") due 2021 in a private placement. The Company received approximately $426.8 (net of underwriter's fees of approximately $9.8) in net proceeds from the offering. In October 2001, the underwriters exercised their rights to purchase an additional $94.0 aggregate principal amount pursuant to an overallotment option from which the Company received approximately $61.8 in net proceeds (net of underwriters fees of approximately $1.4). The notes, which are subordinate to the Company's bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 6.7054 shares of the Company's common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

1) If the sales price of the Company's common stock reaches specified thresholds during specified measurement periods.
2) If the credit rating assigned to the notes by Standard & Poor's Ratings Services is at or below BB-.
3) If the notes are called for redemption.
4) If specified corporate transactions have occurred.

     Holders of the notes may require the Company to purchase all or a portion of their notes on September 11, 2004, 2006 and 2011 at prices ranging from $712.97 to $819.54, plus any accrued contingent additional principal and any accrued original issue discount thereon. The Company may choose to pay the purchase price in cash, common stock or a combination of cash and common stock. If the holders elect to require the Company to purchase their notes it is the Company's current intention to retire the notes by a cash payment.

     The Company may redeem for cash all or a portion of the notes at any time on or after September 11, 2006 at specified redemption prices per one thousand dollar principal amount at maturity of the notes ranging from $741.92 at September 11, 2001 to $1,000.00 at September 11, 2021 (assuming no contingent additional principal accrues on the notes).

     The Company used a portion of the proceeds to repay $412.5 of its term loan outstanding under its credit agreement and to pay $8.9 to terminate the interest rate swap agreement tied to the Company's term loan. The Company recorded an extraordinary loss of $3.2 (net of taxes of $2.3) relating to the write-off of unamortized bank fees associated with the Company's term debt.

     The Company has registered the notes and the shares of common stock issuable upon conversion of the notes with the Securities and Exchange Commission.

10.  SENIOR CREDIT FACILITIES

     In February 2002, the Company entered into two new senior credit facilities with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions totaling $300.0. The new facilities will consist of a 364-day revolving credit facility in the principal amount of $100.0 and a three-year revolving credit facility in the principal amount of $200.0. The new facilities will be used for general corporate purposes, including working capital, capital expenditures, funding or share repurchases and other payments, and acquisitions. The Company's existing $450.0 revolving credit facility with a major financial institution had no amounts outstanding and was terminated on the effective date of the new credit facilities.

     The new senior credit facilities agreements bear interest at varying rates based upon the Company's credit rating with Standard & Poor's Rating Services. Based upon the Company's current rating, the effective rate under these agreements is LIBOR plus 75 basis points.

     The agreements contain certain debt covenants which require that the Company maintain leverage and interest coverage ratios.

11. STOCKHOLDER RIGHTS PLAN

     The Company adopted a stockholder rights plan effective as of December 13, 2001 that provides that each common stockholder of record on December 21, 2001, received a dividend of one right for each share of common stock held. Each right entitles the holder to purchase from the Company one-hundredth of a share of a new series of participating preferred stock at an initial purchase price of four hundred dollars. These rights will become exercisable and will detach from the Company's common stock if any person becomes the beneficial owner of 15% or more of the Company's common stock. In that event, each right will entitle the holder, other than the acquiring person, to purchase, for the initial purchase price, shares of the Company's common stock having a value of twice the initial purchase price. The rights will expire on December 13, 2011, unless earlier exchanged or redeemed.

12.  LOSS ON INTEREST RATE SWAP AGREEMENT

     In conjunction with the early retirement of its long-term debt, the Company terminated its interest rate swap agreement with a bank by making a settlement payment of $8.9 with a portion of the proceeds from the sale of zero coupon-subordinated notes. In accordance with the provisions of SFAS No. 133, as amended, this interest rate swap agreement had been designated as a cash flow hedge and carried on the balance sheet at fair value with a corresponding offset in accumulated other comprehensive loss.

13.  MANDATORILY REDEEMABLE PREFERRED STOCK

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

14.  INCOME TAXES

     The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

                                                Years Ended December 31,
                                             ----------------------------
                                              2001       2000      1999
Current:                                     ------     ------    ------
   Federal                                  $ 122.8    $  85.2   $   0.5
   State                                       25.2       13.5       2.6
                                             ------     ------    ------
                                              148.0       98.7       3.1
                                             ------     ------    ------
Deferred:
   Federal                                  $  (2.3)   $  (8.6)  $  29.1
   State                                        3.9        5.4       7.9
                                             ------     ------    ------
                                            $   1.6    $  (3.2)  $  37.0
                                             ------     ------    ------
                                            $ 149.6    $  95.5   $  40.1
                                             ======     ======    ======

     The tax benefit associated with dispositions from stock plans reduced taxes currently payable by approximately $14.3 and $19.0 in 2001 and 2000, respectively. Tax benefits related to stock plans in 1999 were immaterial. Such benefits are credited to additional paid-in-capital.

     The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

                                           Years Ended December 31,
                                         ----------------------------
                                          2001        2000      1999
                                         ------      ------    ------
Statutory federal rate                    35.0%      35.0%      35.0%
State and local income taxes,
   net of federal income tax effect        4.9        5.0        5.1
Non-deductible amortization of
   intangible assets                       2.3        3.1        5.7
Change in valuation allowance               --         --       (9.5)
Other                                      2.8        2.9        1.7
                                          -----      -----      -----
Effective rate                            45.0%      46.0%      38.0%
                                          =====      =====      =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
                                           December 31,  December 31,
                                                2001          2000
Deferred tax assets:                       ------------  ------------
   Accounts receivable                            25.9          12.0
   Self-insurance reserves                        20.4          21.7
   Postretirement benefit obligation              15.8          13.9
   Acquisition and restructuring reserves          9.8          18.8
   State net operating loss carryforwards          1.6           6.1
   Employee benefits                               8.2           7.4
   Other                                          10.8          10.2
                                              --------      --------
                                                  92.5          90.1
     Less valuation allowance                     (4.5)         (4.5)
                                              --------      --------
     Net deferred tax assets                      88.0          85.6
                                              --------      --------
Deferred tax liabilities:
   Intangible assets                             (64.0)        (46.9)
   Property, plant and equipment                 (29.4)        (22.7)
   Zero coupon-subordinated notes                 (4.1)           --
   Other                                          (1.2)         (1.2)
                                              --------      --------
     Total gross deferred tax liabilities        (98.7)        (70.8)
                                              ---------     --------
Net deferred tax assets (liabilities)        $   (10.7)    $    14.8
                                              ========      ========

     The current valuation allowance brings the Company's net deferred tax assets to a level where management believes that it is more likely than not the tax benefits will be realized.

     The years 2000, 1999 and 1998 are currently under examination by the Internal Revenue Service. Management believes that adequate provisions have been recorded relating to the current examinations. The Company has state tax loss carryforwards of approximately $27.1 which expire 2002 through 2018.

15.  STOCK COMPENSATION PLANS

     The Company has a number of stock option plans which authorize and reserve shares of common stock for issuance pursuant to options and stock appreciation rights that may be granted under these plans.

     In May 2000, the shareholders approved the 2000 Stock Incentive Plan. The principal purpose of the 2000 Stock Incentive Plan was to authorize 3.4 million additional shares for issuance under the plan. The effect of the 2000 Incentive Plan was to increase to an aggregate of 5.2 million shares available for issuance under all stock option plans (the 2000 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the 1994 Stock Option Plan).

     During 2001, there were 1,048,088 options granted to officers and key employees of the Company. The exercise price for these options ranged from $66.125 to $68.50 per share. Also, during 2001, 170,200 shares of restricted stock were issued to senior management under the 2000 Incentive Plan at a market value on the date of grant of $66.575. Restrictions limit the sale or transfer of these shares during a six-year period when the restrictions lapse. Upon issuance of stock under the 2000 Incentive Plan, unearned compensation of $11.3 was recorded as additional paid-in capital and an opposite amount was charged to shareholders' equity as unearned restricted stock compensation. The plan provides for accelerated vesting of outstanding shares in percentages of 33.3%, 66.7% or 100%, if certain predefined three-year profitability targets are achieved as of December 31, 2003. The unearned restricted stock compensation is being amortized to expense over the applicable vesting periods. For 2001, 2000 and 1999, total restricted stock compensation expense was $7.5, $4.0 and $0.4, respectively. Total restricted shares granted in 2000 and 1999 were 262,800 and 324,000, respectively. At December 31, 2001, there were 1,589,251 additional shares available for grant under the Company's Stock Option Plans.

     The proforma weighted average fair values at date of grant for options issued during 2001, 2000 and 1999 were $39.44, $22.36 and $8.40 respectively, and were estimated using the Black-Scholes option pricing model. Weighted average assumptions for the expected life in years, volatility and dividend yield were 7 years (5 years in 1999), ..5, and 0% for each of the three years ended December 31, 2001. Interest rate assumptions were 4.3%, 5.0% and 6.0% for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company has an employee stock purchase plan, begun in 1997 and amended in 1999, with 1,500,000 shares of common stock for authorized issuance. The plan permits substantially all employees to purchase a limited number of shares of the Corporation stock at 85% of market value. The Company issues shares to participating employees semi annually in January and July of each year. A summary of shares issued is as follows:

                 1999         2000         2001         2002
               -------      -------       ------       ------
January        192,226      105,176       51,314       36,757
July           173,548       91,044       30,876

     Pro-forma compensation expense is calculated for the fair value of the employee's purchase right using the Black-Scholes model. Assumptions include a weighted average life of approximately one-half year, dividend yield of 0%, risk free interest rates for each six month period as follows:
2001 - 5.8% and 3.5%; 2000 - 5.5% and 6.1%; and 1999 - 5.5% and 4.9% and
volatility rates for each of the following six month periods: 2001 - .4 and ..3; 2000 - .5 and .5; and 1999 - .5 and .4.

     The per share weighted average grant date fair value of the benefits under the employee stock purchase plan for the first and second six-month periods is as follows:

                       2001            2000             1999
                      ------          ------           ------
First six months      $23.02          $ 5.09           $1.98
Second six months     $17.58          $10.43           $3.74

     The Company applies the provisions of APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock compensation plans in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in SFAS No. 123, the impact on the Company's net earnings on a pro forma basis is indicated below:

                                                     Years ended
                                                     December 31,
                                               2001       2000       1999
                                             -------    -------    -------
   Net earnings                As reported   $ 179.5    $ 112.1    $  65.4
                               Pro forma       167.3      108.0       62.8

   Basic earnings per
     common share              As reported   $   2.58   $   1.65   $   0.59
                               Pro forma         2.41       1.56       0.49
   Diluted earnings per
     common share              As reported   $   2.54   $   1.61   $   0.58
                               Pro forma         2.37       1.53       0.48

     Pro forma net earnings reflects options granted in 1998 through 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost for options granted prior to January 1, 1996 is not considered.

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

     Changes in options outstanding under the plans for the periods indicated were as follows:

                                                     Weighted-Average
                                       Number          Exercise Price
                                     of Options          per Option
                                     ----------      ----------------
Outstanding at January 1, 1999       1,942,899             $16.278
   (564,992 exercisable)

     Options granted                   178,472             $13.786
     Canceled                         (115,178)            $20.813
     Exercised                          (5,028)            $11.267
                                     ---------
Outstanding at December 31, 1999     2,001,165             $15.807
   (1,088,413 exercisable)

     Options granted                   829,498             $36.696
     Canceled                          (70,724)            $23.890
     Exercised                      (1,194,562)            $12.738
                                     ---------
Outstanding at December 31, 2000     1,565,377             $28.852
   (335,969 exercisable)

     Options granted                 1,048,088             $66.138
     Canceled                          (96,062)            $43.363
     Exercised                        (560,952)            $19.935
                                     ---------
Outstanding at December 31, 2001     1,956,451             $50.671
                                     =========
Exercisable at December 31, 2001       364,786             $31.978
                                     =========
     The weighted-average remaining life of options outstanding at December 31, 2001 is approximately 8.4 years.


     The following table summarizes information concerning currently outstanding and exercisable options.

              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
---------------------------------------------------    --------------------
                                Weighted
                                 Average   Weighted                Weighted
                                Remaining  Average                 Average
    Range of         Number    Contractual Exercise     Number     Exercise
Exercise Prices   Outstanding      Life     Price     Exercisable    Price
---------------------------------------------------------------------------
 $ 9.69 - 13.75     204,217       6.66     $12.145    160,084      $11.703
 $14.69 - 31.56     190,879       7.98     $20.954     20,915      $19.969
 $35.38 - 35.38     248,921       8.43     $35.375     62,710      $35.375
 $53.41 - 65.00     283,470       7.58     $55.708    118,501      $58.913
 $66.13 - 68.50   1,028,964       9.09     $66.142      2,576      $67.655
                  ---------                           -------
                  1,956,451                           364,786
                  =========                           =======


16.  RELATED PARTY TRANSACTIONS

     At December 31, 2001 and 2000, 10,705,074 and 22,705,074 shares of the
Company's outstanding common stock, or approximately 15.2% at December 31, 2001 and 32.6% at December 31, 2000, were owned by Roche Holdings, Inc. (Roche). The reduction in Roche's ownership of the Company's common stock is a result of the sale by Roche of 12.0 million shares in 2001.

     The Company purchases certain items, primarily laboratory testing supplies from various affiliates of Roche. Total purchases from these affiliates, which are recorded in cost of sales, were $62.3, $42.7, and $38.3 in 2001, 2000 and 1999, respectively. In addition, the Company made royalty payments to Roche in the amounts of $4.4 in 2001, $2.8 in 2000 and $2.9 in 1999. Revenue received from Roche for laboratory services was $2.6 in 2001, $1.3 in 2000 and $0.9 in 1999. Amounts owed to Roche and its affiliates at December 31, 2001 and 2000 were $4.6 and $1.4, respectively.

17.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in litigation purporting to be a nation-wide class action involving the alleged overbilling of patients who are covered by private insurance. The Company has reached a settlement with the class that will not exceed existing reserves or have a material adverse affect on the Company. On January 9, 2001, the Company was served with a complaint in North Carolina which purports to be a class action and makes claims similar to those referred to above. The Claim has been stayed pending appeal of the court approval of the settlement discussed above. The outcome cannot be presently predicted.

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, professional liability, employee related matters, and inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 2001 and 2000, the Company had provided letters of credit aggregating approximately $36.6 and $28.2, respectively, primarily in connection with certain insurance programs.

     The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 2001 are as follows:

                                     Operating          Capital
                                     ---------          -------
     2002                             $ 43.7            $  3.0
     2003                               34.2               2.8
     2004                               26.0               2.6
     2005                               19.4               2.8
     2006                               13.7               2.9
     Thereafter                         38.9               1.2
                                       -----             -----
     Total minimum lease payments      175.9              15.3
     Less:
       Amounts included in
         restructuring accruals           --               3.9
       Amount representing interest       --               4.2
     Total minimum operating           -----             -----
       lease payments and
       present value of minimum
       capital lease payments         $175.9            $  7.2
                                       =====             =====
     Current                                            $  1.1
     Non-current                                           6.1
                                                         -----
                                                        $  7.2
                                                         =====

     Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $74.8, $71.3 and $67.0 for the years ended December 31, 2001, 2000 and 1999, respectively.


18.  PENSION AND POSTRETIREMENT PLANS

     The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older and have been employed by the Company for at least six consecutive months and completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $8.3, $7.5 and $7.5 in 2001, 2000 and 1999, respectively.

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

     The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

                                                  Company Plans
                                             ------------------------
                                                   Years ended
                                                   December 31,
                                             2001     2000     1999
                                             ------------------------
Components of net periodic benefit cost
Service cost                                $ 11.2   $ 10.6   $ 10.5
Interest cost                                 11.4     10.6      9.2
Expected return on plan assets               (13.5)   (12.3)   (12.1)
Net amortization and deferral                 (1.5)    (1.5)    (1.6)
                                             -----    -----    -----
Net periodic pension cost                   $  7.6   $  7.4   $  6.0
                                             =====    =====    =====

                                                       Company Plans
                                                     ----------------
                                                       December 31,
                                                        2001    2000
                                                     ----------------
Change in benefit obligation
Benefit obligation at beginning of year              $152.3   $138.3
Service cost                                           11.2     10.6
Interest cost                                          11.4     10.6
Actuarial loss                                          9.0      2.1
Benefits paid                                         (10.2)    (9.4)
                                                      -----    -----
Benefit obligation at end of year                     173.7    152.2
                                                      -----    -----
Change in plan assets
Fair value of plan assets at beginning of year        151.1    138.1
Actual return on plan assets                             --     13.8
Employer contributions                                 10.2      8.6
Benefits paid                                         (10.2)    (9.4)
                                                      -----     -----
Fair value of plan assets at end of year              151.1    151.1
                                                      -----    -----
Funded status, end of year                             22.6      1.2
Unrecognized net actuarial loss                       (33.7)   (11.2)
Unrecognized prior service cost                         5.5      7.0
Additional minimum liability                           15.4       --
                                                      -----    -----
Accrued pension liability (asset)                    $  9.8   $ (3.0)
                                                      =====    =====

     At December 31, 2001, the additional minimum liability of the Company's Cash Balance Retirement Plan exceeded the unrecognized prior service cost by $7.8. This amount has been recorded as an increase to accumulated other comprehensive loss.

     Assumptions used in the accounting for the defined benefit plans were as follows:
                                                   Company Plans
                                                  ---------------
                                                  2001     2000
                                                  ---------------
Weighted-average discount rate                    7.25%    7.75%
Weighted-average rate of increase
  in future compensation levels                   4.0%     4.0%
Weighted-average expected long-
  term rate of return                             9.0%     9.0%

     The Company assumed obligations under a subsidiary's postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company's policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

                                 Year ended      Year ended      Year ended
                                 December 31,    December 31,    December 31,
                                     2001            2000            1999
                                 ------------    ------------    ------------
Service cost                     $    1.0        $    0.8        $    1.0
Interest cost                         3.4             2.5             2.6
Net amortization and deferral        (1.1)           (0.6)           (0.1)
Actuarial loss                        0.7              --              --
                                  -------         -------         -------
Postretirement benefit costs     $    4.0        $    2.7        $    3.5
                                  =======         =======         =======
     A summary of the components of the accumulated postretirement benefit obligation follows:

                                                    December 31,
                                                    2001    2000
                                                   --------------
    Retirees                                       $ 13.1  $ 11.3
    Fully eligible active plan participants          12.5    12.4
    Other active plan participants                   20.0    19.4
                                                    -----   -----
                                                   $ 45.6  $ 43.1
                                                    =====   =====

Reconciliation of the funded status of the               December 31,
  postretirement benefit plan and accrued liability      2001   2000
                                                        -------------
Accumulated postretirement benefit obligation,
  beginning of year                                    $ 43.1  $ 31.9
Changes in benefit obligation due to:
  Service cost                                            1.0     0.8
  Interest cost                                           3.4     2.5
  Plan participants contributions                         0.2     0.2
  Actuarial (gain) loss                                  (1.1)   11.9
  Amendments                                               --    (3.0)
  Benefits paid                                          (1.0)   (1.2)
                                                        -----   -----
Accumulated post retirement benefit obligation,
  end of year                                            45.6    43.1
Unrecognized net actuarial loss                         (10.4)  (12.2)
Unrecognized prior service cost                           5.0     6.0
                                                        -----   -----
Accrued postretirement benefit obligation              $ 40.2  $ 36.9
                                                        =====   =====

     The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation was 7.3% and 7.8% as of December 31, 2001 and 2000, respectively. The health care cost trend rate-medical was assumed to be 7.5% and the trend rate-prescription was assumed to be 12.0% as of December 31, 2001 and 2000, declining gradually to 5.0% in the year 2011. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by $7.7. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost results in an increase of $0.8 or decrease of $0.6.

19.  QUARTERLY DATA (UNAUDITED)

     The following is a summary of unaudited quarterly data:

                                   Year ended December 31, 2001
                           --------------------------------------------------
                             1st        2nd        3rd       4th       Full
                           Quarter    Quarter    Quarter   Quarter     Year
                           --------   --------   --------  --------   --------
Net sales                  $ 525.4    $ 549.7    $ 560.9   $ 563.8   $2,199.8
Gross profit                 221.6      240.9      238.0     225.1      925.6
Net earnings                  43.5       52.1       43.1      40.8      179.5
Basic earnings per
  common share                 0.63       0.75       0.62      0.59       2.58
Diluted earnings per
  common share                 0.62       0.74       0.61      0.58       2.54

                                       Year ended December 31, 2000
                           ---------------------------------------------------
                             1st        2nd        3rd       4th       Full
                           Quarter    Quarter    Quarter   Quarter     Year
                           -------    --------   --------  --------   --------
Net sales                  $ 462.7    $ 482.4    $ 488.1   $ 486.1   $1,919.3
Gross profit                 183.5      201.2      196.7     185.2      766.6
Net earnings                  25.7       32.7       32.8      20.9      112.1
Less preferred dividends      14.7       19.6         --        --       34.3
Less accretion of mandatorily
  redeemable preferred stock   0.2        0.1         --        --        0.3
Net earnings attributable
  to common shareholders      10.8       13.0       32.8      20.9       77.5
Basic earnings per common
  share                        0.42       0.49       0.49      0.30       1.65
Diluted earnings per
  common share                 0.38       0.47       0.47      0.30       1.61

20.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," was issued. This Statement supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38. "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates the pooling method of accounting for business acquisitions. This Statement requires all business combinations to be accounted for using the purchase method for all transactions initiated after June 30, 2001.

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

     Intangible assets that have finite lives will continue to be amortized over their useful lives, but without the constraint of the 40-year useful life amortization ceiling. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001, however, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement. The impact of the adoption of SFAS No. 142 on the 2002 financial statements, will be a decrease to amortization expense of approximately $26.0.

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated legal obligations of such asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that implementation of this standard will have a significant financial impact.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This Statement supersedes
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS No. 144.



                                                                   Schedule II

            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    Years Ended December 31, 2001, 2000 and 1999
                               (Dollars in Millions)
---------------------------------------------------------------------------
                                 Balance      Charged     Other
                                   at           to       (Deduct-   Balance
                                beginning   Costs and       ions)   at end
                                 of year     Expenses    Additions   of year
---------------------------------------------------------------------------
Year ended December 31, 2001:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts           $  123.0    $  202.5    $ (206.0)    $  119.5
                               =======     =======     =======      =======
  Valuation allowance-
  deferred tax assets         $    4.5    $     --    $     --     $    4.5
                               =======     =======     =======      =======


Year ended December 31, 2000:
  Applied against asset
    accounts:

Allowance for
  doubtful accounts           $  147.1    $  195.9    $ (220.0)    $  123.0
                               =======     =======     =======      =======
  Valuation allowance-
  deferred tax assets         $    4.5    $     --    $     --     $    4.5
                               =======     =======     =======      =======


Year ended December 31, 1999:
  Applied against asset
    accounts:

Allowance for
  doubtful accounts           $  194.0    $  191.9    $ (238.8)    $  147.1
                               =======     =======     =======      =======
  Valuation allowance-
  deferred tax assets         $   14.5    $  (10.0)   $     --     $    4.5
                               =======     =======     =======      =======




35

64



1