Form 10-Q
period 2002-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2002-05-02
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 2002
                                        -------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                  ----------   --------------
Commission file number                     1-11353
                                  ---------------------------

           LABORATORY CORPORATION OF AMERICA HOLDINGS
-------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                         13-3757370
-------------------------------            ------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

   358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA     27215
-----------------------------------------------------------------
 (Address of principal executive offices)              (Zip code)

                            (336) 229-1127
          -------------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ----  ----
The number of shares outstanding of the issuer's common stock is 71,288,192 shares as of April 30, 2002.

                                INDEX


          PART I. Financial Information

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited)
        March 31, 2002 and December 31, 2001

        Condensed Consolidated Statements of Operations (unaudited) Three-months ended March 31, 2002 and 2001

        Condensed Consolidated Statements of Changes in
        Shareholders' Equity (unaudited)
        Three months ended March 31, 2002 and 2001

        Condensed Consolidated Statements of Cash Flows
        (unaudited) Three months ended March 31, 2002 and 2001

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

Item 6  Exhibits and Reports on Form 8-K

                    PART I - FINANCIAL INFORMATION


Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                               March 31,        December 31,
                                                 2002              2001
                                              ----------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $   245.0           $   149.2
  Accounts receivable, net                        390.4               365.5
  Supplies inventories                             40.1                38.7
  Prepaid expenses and other                       15.6                16.7
  Deferred income taxes                            54.9                54.4
                                               --------            --------
Total current assets                              746.0               624.5

Property, plant and equipment, net                309.5               309.3
Goodwill, net                                     723.3               719.3
Identifiable intangible assets, net               245.6               249.2
Other assets, net                                  27.9                27.3
                                               --------            --------
                                              $ 2,052.3           $ 1,929.6
                                               ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    70.0           $    60.2
  Accrued expenses and other                      162.6               141.0
                                               --------            --------
Total current liabilities                         232.6               201.2

Zero coupon-subordinated notes                    505.3               502.8
Capital lease obligations                           5.8                 6.1
Other liabilities                                 136.5               134.1

Commitments and contingent liabilities               --                  --

Shareholders' equity:

  Preferred stock, $0.10 par value; 30,000,000
    shares authorized; shares issued: none           --                  --
  Common stock, $0.10 par value; 265,000,000
    shares authorized;71,267,623 and
    70,553,718 shares issued and outstanding
    at March 31, 2002 and December 31,
    2001, respectively                              7.1                 7.1
  Additional paid-in capital                    1,151.9             1,088.8
  Retained earnings                                77.3                11.5
  Treasury stock, at cost; 48,713 shares
    at March 31, 2002                              (4.4)                 --
  Unearned restricted stock compensation          (51.0)              (13.2)
  Accumulated other comprehensive loss             (8.8)               (8.8)
                                               --------            --------
   Total shareholders' equity                   1,172.1             1,085.4
                                               --------            --------
                                              $ 2,052.3           $ 1,929.6
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

                                           Three Months Ended
                                                 March 31,
                                        -------------------------
                                           2002           2001
                                        -------------------------
Net sales                               $  590.0       $  525.4

Cost of sales                              331.6          303.8
                                         -------        -------
Gross profit                               258.4          221.6

Selling, general and
  administrative expenses                  136.9          125.0

Amortization of intangibles
  and other assets                           5.1            9.3
                                         -------        -------
Operating income                           116.4           87.3

Other income (expenses):
  Loss on sale of assets                    (0.6)          (0.4)
  Net investment income                      0.8            1.0
  Interest expense                          (4.2)          (8.8)
                                         -------        -------
Earnings before income taxes               112.4           79.1

Provision for income taxes                  46.6           35.6
                                         -------        -------
Net earnings                            $   65.8       $   43.5
                                         =======        =======
Basic earnings per
  common share                          $    0.94      $    0.63
                                         ========       ========
Diluted earnings per
  common share                          $    0.93      $    0.62
                                         ========       ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                          (Unaudited)

                                              Additional  Retained
                                  Common    Paid-in       Earnings   Treasury
                                  Stock      Capital      (Deficit)    Stock
                                 -------    --------     ----------  ---------
PERIOD ENDED MARCH 31, 2001
Balance at beginning of year     $  7.0     $1,048.2     $ (168.0)     $   --
Comprehensive income:
  Net earnings                       --           --         43.5          --
  Other comprehensive income:
    Cumulative effect of change
     in accounting principle
      (net-of-tax)                   --           --           --          --
    Unrealized derivative loss
     on cash flow hedge
      (net-of-tax)                   --           --           --          --
    Foreign currency translation
     adjustments                     --           --           --          --
                                  -----      -------      -------      ------
Comprehensive income                 --           --         43.5          --
Issuance of common stock             --          3.1           --          --
Issuance of restricted stock
  awards                             --         11.3           --          --
Amortization of unearned
  restricted stock compensation      --           --           --          --
Income tax benefit from stock
  options exercised                  --          0.8           --          --
                                  -----      -------      -------      ------
BALANCE AT MARCH 31, 2001        $  7.0     $1,063.4     $ (124.5)    $    --
                                  =====      =======      =======      ======
PERIOD ENDED MARCH 31, 2002
Balance at beginning of year     $  7.1     $1,088.8     $   11.5     $    --
Comprehensive income:
  Net earnings                       --           --         65.8          --
  Other comprehensive income:
   Foreign currency translation
     adjustments                     --            --          --          --
                                  -----       -------      ------      ------
Comprehensive income                 --            --        65.8          --
Issuance of common stock             --           9.4          --          --
Issuance of restricted stock
  awards                             --          40.6          --          --
Amortization of unearned
  restricted stock compensation      --            --          --          --
Income tax benefit from stock
  options exercised                  --          13.1          --          --
Purchase of common stock             --            --          --        (4.4)
                                  -----       -------      ------      ------
BALANCE AT MARCH 31, 2002        $  7.1      $1,151.9     $   77.3    $  (4.4)
                                  =====       =======      =======     ======

(continued)

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                           (Unaudited)

                                     Unearned      Accumulated
                                    Restricted       Other          Total
                                      Stock       Comprehensive   Shareholders'
                                   Compensation      Loss           Equity
                                   ------------   -------------   ------------
PERIOD ENDED MARCH 31, 2001
Balance at beginning of year       $   (9.4)      $   (0.4)       $  877.4
Comprehensive income:
  Net earnings                           --             --            43.5
  Other comprehensive income:
    Cumulative effect of change
     in accounting principle
      (net-of-tax)                       --            0.6             0.6
    Unrealized derivative loss
     on cash flow hedge
      (net-of-tax)                       --           (2.8)           (2.8)
    Foreign currency translation
     adjustments                         --           (0.8)           (0.8)
                                    -------        -------         -------
Comprehensive income                     --           (3.0)           40.5
Issuance of common stock                 --             --             3.1
Issuance of restricted stock
  awards                              (11.3)            --              --
Amortization of unearned
  restricted stock compensation         1.9             --             1.9
Income tax benefit from stock
  options exercised                      --             --             0.8
                                     ------        -------         -------
BALANCE AT MARCH 31, 2001          $  (18.8)      $   (3.4)       $  923.7
                                    =======        =======         =======
PERIOD ENDED MARCH 31, 2002
Balance at beginning of year       $  (13.2)      $   (8.8)       $1,085.4
Comprehensive income:
  Net earnings                           --             --            65.8
  Other comprehensive income:
   Foreign currency translation
     adjustments                         --             --              --
                                    -------        -------         -------
Comprehensive income                     --             --            65.8
Issuance of common stock                 --             --             9.4
Issuance of restricted stock
  awards                              (40.6)            --              --
Amortization of unearned
  restricted stock compensation         2.8             --             2.8
Income tax benefit from stock
  options exercised                      --             --            13.1
Purchase of common stock                 --             --            (4.4)
                                     ------        -------         -------
BALANCE AT MARCH 31, 2002          $  (51.0)      $   (8.8)       $1,172.1
                                    =======        =======         =======

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)


                                                  Three Months Ended
                                                        March 31,
                                              -------------------------
                                                 2002            2001
                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                  $   65.8         $  43.5

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization               22.3            23.6
      Deferred compensation                        2.8             1.9
      Net losses on sale of assets                 0.6             0.4
      Accreted interest on zero coupon-
        subordinated notes                         2.5              --
      Deferred income taxes                        2.1            (0.8)
      Change in assets and liabilities:
        Increase in accounts receivable, net     (24.8)          (20.7)
        Increase in inventories                   (1.8)           (0.9)
        Decrease (increase) in prepaid
         expenses and other                        1.1            (1.5)
        Increase in accounts payable               4.0             2.7
        Increase in accrued expenses
           and other                              37.8            15.7
        Other, net                                (0.2)            0.6
                                                ------          ------
  Net cash provided by operating activities      112.2            64.5
                                                ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           (18.4)          (12.7)
  Proceeds from sale of assets                     0.4             0.4
  Deferred payments on acquisitions               (3.6)           (0.3)
  Acquisition of businesses                       (2.3)           (3.0)
                                                ------          ------
  Net cash used for investing activities         (23.9)          (15.6)
                                                ------          ------


 (continued)

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (Unaudited)

                                            Three Months Ended
                                                  March 31,
                                          ----------------------
                                             2002        2001
                                          ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on long-term debt               $    --     $ (33.0)
  Debt issuance costs                         (1.6)         --
  Payments on long-term lease obligations     (0.3)       (0.2)
  Net proceeds from issuance of stock to
   employees                                   9.4         3.1
                                            ------      ------
Net cash provided by (used for)
  financing activities                         7.5       (30.1)
                                            ------      ------
Effect of exchange rate changes on cash
 and cash equivalents                           --        (0.8)
                                            ------      ------
 Net increase in cash and
   cash equivalents                           95.8        18.0
 Cash and cash equivalents at
   beginning of period                       149.2        48.8
                                            ------      ------
 Cash and cash equivalents at
   end of period                           $ 245.0     $  66.8
                                            ======      ======
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                              $   0.4     $  10.1
     Income taxes, net of refunds              2.0         4.8


Disclosure of non-cash financing
  and investing activities:

Issuance of restricted stock awards           40.6        11.3


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The condensed consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly owned subsidiaries (the "Company") after elimination of all material intercompany accounts and transactions. The Company operates in one business segment.

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

2.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net income, by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company's restricted stock awards and outstanding stock options.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                                Three Months
                                               Ended March 31,
                                          ------------------------
                                            2002          2001
                                          ------------------------
Basic                                     69,956,784   69,230,614
Assumed conversion/exercise
of:
  Stock options                              448,468      552,246
  Restricted stock awards                    685,333      524,740
                                          ----------   ----------
Diluted                                   71,090,585   70,307,600
                                          ----------   ----------

      At March 31, 2002 and 2001, options to acquire 430,677 and 16,080 shares of common stock, respectively, were excluded in the computations of diluted earnings per share, because the effect of including the options would have been antidilutive. The Company's zero coupon-subordinated notes are contingently convertible into 4,988,817 shares of common stock and are not currently included in the earnings per share calculation.

3.   STOCK SPLIT

     On April 3, 2002, the Company's Board of Directors approved a two-for-one forward stock split of its common stock. The stock split will be effected by the issuance on May 10, 2002 of a stock dividend of one new share of common stock for each share of common stock held by shareholders of record on May 3, 2002. Proforma common stock, additional paid-in capital and earnings per share would be as follows:

                                                 Three Months
                                                Ended March 31,
                                            --------------------
                                               2002        2001
                                            --------------------
Common stock                                 $   14.2   $   14.0
Additional paid-in capital                    1,144.8    1,056.4
Basic earnings per share                          0.47       0.31
Diluted earnings per share                        0.47       0.31

4.   STOCK COMPENSATION PLANS

     During January 2002, the Company granted 258,400 options and 173,600 shares of restricted stock at a price of $78.68 under its 2000 Stock Incentive Plan. During February 2002, the Company granted 824,700 options and 309,604 shares of restricted stock at a price of $87.06 under its 2000 Stock Incentive Plan.

     The tax benefits associated with the exercise of non-qualified stock options reduces taxes currently payable by $13.1 and $0.8 for the three months ended March 31, 2002 and 2001, respectively. Such benefits are credited to additional paid-in-capital.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

5.   SENIOR CREDIT FACILITIES

     In February 2002, the Company entered into two new senior credit facilities with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions totaling $300.0. The new facilities will consist of a 364-day revolving credit facility in the principal amount of $100.0 and a three-year revolving credit facility in the principal amount of $200.0. The new facilities will be used for general corporate purposes, including working capital, capital expenditures, acquisitions, funding or share repurchases and other payments. The Company's existing $450.0 revolving credit facility with a major financial institution had no amounts outstanding and was terminated on the effective date of the new credit facilities. As of March 31, 2002, the Company had no amounts outstanding under the new credit facilities.

     The new senior credit facilities agreements bear interest at varying rates based upon the Company's credit rating with Standard & Poor's Ratings Services. Based upon the Company's current rating, the effective rate under these agreements is LIBOR plus 75 basis points.

     The agreements contain certain debt covenants which require that the Company maintain leverage and interest coverage ratios.

6.   DERIVATIVE FINANCIAL INSTRUMENTS

     Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for on an accrual basis. Amounts to be paid or received under such agreements are recognized as interest income or expense in the periods in which they accrue. The Company had no interest rate swap agreements in place at March 31, 2002.

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

     Based upon independent appraisals, these embedded derivatives had no fair value at March 31, 2002.

7.   RELATED PARTY TRANSACTION

     On February 21, 2002, the Company filed a registration statement on Form S-3, relating to the sale by Roche Holdings, Inc. (Roche) of 7,000,000 shares of the Company's common stock, with a 700,000 over-allotment option. At that time, Roche owned 10,705,074 shares of common stock (approximately 15.13% of the common stock outstanding). On March 12, 2002, Roche sold 7,000,000 shares of common stock and on March 18, 2002, an additional 700,000 shares of common stock were sold to cover over-allotments of shares leaving Roche with 3,005,074 shares of the Company's outstanding common stock, or approximately 4.22% at March 31, 2002.

     Roche has entered into a number of call option contracts with respect to the remaining 3,005,074 shares of the Company's common stock it currently owns which are not covered by the registration statement. Each of these call option contracts, with expiration dates ranging from June 21, 2002 to November 15, 2002, is similar in form and permits the counterparty (SwissFirst Bank AG) to purchase from Roche a specified number of shares of the Company's common stock, at a price ranging from $75 to $80 per share, upon the expiration of that call option contract. If each of the call option contracts is exercised in full upon expiration, then Roche will no longer own any shares of the Company's common stock.

8.   INTANGIBLES

     The Company has adopted Statement of Financial Accounting
Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.
142 "Goodwill and Other Intangible Assets". These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only the purchase method of accounting may be applied to a business combination and also provides guidance on the allocation of purchase price to the assets acquired. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are reviewed at least annually for impairment. The Company evaluated its intangible assets excluding goodwill, and determined that all such assets have determinable lives. The Company completed an impairment analysis of goodwill and found no instances of impairment of its recorded goodwill as of March 31, 2002. There were no material acquisitions of intangible assets during the first quarter of 2002.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The components of intangible assets are as follows:

                           March 31, 2002          December 31, 2001
                       ---------------------     ---------------------
                        Gross                     Gross
                       Carrying  Accumulated     Carrying  Accumulated
                        Amount   Amortization     Amount   Amortization
                       ----------------------    ----------------------
Amortized intangibles:
  Non-compete
   agreements          $  21.2    $  14.6        $  21.1    $  14.2
  Customer lists         278.2       77.4          276.8       73.5
  Technology              32.0        2.3           32.0        1.8
  Trade name               5.9        0.2            5.9        0.1
  Patent                   3.0        0.2            3.0        0.0
                        ------     ------         ------     ------
                       $ 340.3    $  94.7        $ 338.8    $  89.6
                        ======     ======         ======     ======
Intangible assets not
 subject to
 amortization:
  Goodwill             $ 915.3    $ 192.0        $ 911.3    $ 192.0
                        ======     ======         ======     ======
     Aggregate amortization expense for the three month period ended March 31, 2002 was $5.1. Amortization expense for the net carrying amount of intangible assets is estimated to be $12.7 for the remainder of fiscal 2002, $16.8 in fiscal 2003, $16.7 in fiscal
2004, $16.1 in fiscal 2005, and $14.5 in fiscal 2006.

     The following table adjusts earnings and earnings per share for the adoption of SFAS No. 142.
                                                 Three Months
                                                Ended March 31,
                                             -------------------
                                                2002      2001
                                             -------------------
Reported net earnings                        $  65.8    $  43.5
  Add back goodwill amortization,
   net of tax                                     --        5.7
                                              ------     ------
Adjusted net earnings                        $  65.8    $  49.2
                                              ======     ======
Basic earnings per share:
  Reported basic earnings per share          $   0.94   $   0.63
  Add back goodwill amortization,
   net of tax                                      --       0.08
                                              -------    -------
Adjusted basic earnings per share            $   0.94   $   0.71
                                              =======    =======
Diluted earnings per share:
  Reported diluted earnings per share        $   0.93   $   0.62
  Add back goodwill amortization,
   net of tax                                      --       0.08
                                              -------    -------
Adjusted diluted earnings per share          $   0.93   $   0.70
                                              =======    =======

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

9.   NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated legal obligations of such asset retirement costs. SFAS No. 143 shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that implementation of this standard will have a significant financial impact.

     In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company does not expect that implementation of this standard will have a significant financial impact.

10.  RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:
                                              Lease and
                               Severance     Other Facility
                                 Costs          Costs         Total
                               ---------     ---------------  ------
Balance at December 31, 2001     $ 0.2           $15.8        $16.0
  Cash payments                     --            (0.6)        (0.6)
                                  ----            ----         ----
Balance at March 31, 2002        $ 0.2           $15.2        $15.4
                                  ====            ====         ====
Current                                                       $ 8.1
Non-current                                                   $ 7.3
                                                               ----
                                                              $15.4
                                                               ====

11.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation purporting to be a nation-wide class action involving the alleged overbilling of patients who are covered by private insurance. The Company has reached a settlement with the class that will not exceed existing reserves or have a material adverse affect on the Company. On January 9, 2001, the Company was served with a complaint in North

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Carolina which purports to be a class action and makes claims similar to the case referred to above. The claim has been stayed pending appeal of the court approval of the settlement discussed above. The outcome cannot be presently predicted.

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At March 31, 2002 and 2001, the Company had provided letters of credit aggregating approximately $27.0 and $31.3, respectively, primarily in connection with certain insurance programs.

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

RESULTS OF OPERATIONS
---------------------

Three Months ended March 31, 2002 compared with Three Months ended March 31, 2001.

     Net sales for the three months ended March 31, 2002 were $590.0, an increase of $64.6, or 12.3%, from $525.4 for the comparable 2001 period. The sales increase is a result of an increase of approximately 8.3% in volume and 4.0% in price. The increase in sales for the first quarter of 2002 would have been approximately 8.0% after excluding the effect of acquisitions.

     Cost of sales, which includes primarily laboratory and distribution costs, was $331.6 for the three months ended March
31, 2002 compared to $303.8 in the corresponding 2001 period, an increase of $27.8. The increase in cost of sales is primarily the result of increases in volume due to recent acquisitions, growth in the base business and growth in genomic and esoteric testing. Additional costs were incurred due to increases in the volume of pap smear tests performed using more expensive monolayer technology and additional incremental costs were incurred due to the Company's implementation of a self-mandated safety needle program in all of its patient service centers. Cost of sales as a percentage of net sales was 56.2% for the three months ended
March 31, 2002 and 57.8% in the corresponding 2001 period.

     Selling, general and administrative expenses increased to $136.9 for the three months ended March 31, 2002 from $125.0 in the same period in 2001. This increase resulted primarily from personnel and other costs as a result of the recent acquisitions and general business growth. As a percentage of net sales, selling, general and administrative expenses were 23.2% and 23.8% for the three months ended March 31, 2002 and 2001, respectively.

     The amortization of intangibles and other assets was $5.1 and $9.3 for the three months ended March 31, 2002 and 2001. The decrease in the amortization expense for the three months ended March 31, 2002 is due to the application of the non-amortization provisions of SFAS No. 142 for goodwill.

     Interest expense was $4.2 for the three months ended March 31, 2002 compared with $8.8 for the same period in 2001. The Company repaid its outstanding term loan during September 2001 with proceeds from the sale of zero coupon-subordinated notes.

     The provision for income taxes as a percentage of earnings before taxes was 41.5% for the three months ended March 31, 2002 compared to 45.0% for the three months ended March 31, 2001. The decrease in the effective tax rate for the three months ended March 31, 2002 is due to the application of the non-amortization provisions of SFAS no. 142 for goodwill.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities was $112.2 and $64.5 for the three months ended March 31, 2002 and March 31, 2001, respectively. The increase in cash flows from operations primarily resulted from improved earnings, improved cash collections, and an increase in accrued expenses for additional payroll expenses resulting from acquisitions made during 2001. Also contributing to the improvement in cash flows from operations was the reduction of interest expense for the three months ended March 31, 2002 due to the replacement of the Company's long-term debt with the zero coupon-subordinated notes. The increase in capital expenditures is primarily due to HIPAA expenditures relating to the Transactions and Code Sets project. The Company expects total capital expenditures of approximately $85.0 in 2002.

     The Company's days sales outstanding (DSO) decreased to 60 days at March 31, 2002 from 67 days at March 31, 2001. Due to improved cash collections, the Company lowered its provision for bad debt expense, as a percentage of sales, to 8.75% for the three months ended March 31, 2002 compared to 9.70% for the three months ended March 31, 2001.

     Based on current and projected levels of operations, coupled with availability under its new senior credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs. For a discussion of the Company's new senior credit facilities, see "Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements".

ITEM 3.  Quantitative and Qualitative Disclosure about
         Market Risk

     The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has included in the past, the use of derivative financial instruments such as interest rate swap agreements. There were no interest rate swap agreements outstanding as of March 31, 2002. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company's financial position or results of operations.

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

     Based upon independent appraisals, these embedded derivatives had no fair value at March 31, 2002.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           See "Note 11 to the Company's Unaudited Condensed
           Consolidated Financial Statements" for the three months ended March 31, 2002, which is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K

            (1) A current report on Form 8-K dated March 19, 2002 was filed on March 20, 2002, by the registrant, in connection with the press release dated March 19, 2002 announcing that Bradford T. Smith, executive vice president of public affairs, was scheduled to speak at the Banc of America Securities Genomics Conference in New York City on March 20, 2002 at 2:00 p.m. Eastern Time.

            (2)    A current report on Form 8-K dated April 3,
                   2002 was filed on April 3, 2002, by the
                   registrant, in connection with the press release dated April 3, 2002 announcing that Bradford T. Smith, executive vice president of public affairs, was scheduled to speak at the Banc of America Securities Healthcare Conference in Las Vegas, NV, on April 4, 2002 at 10:25 a.m. Pacific Time (1:25 p.m. Eastern Time).

            (3) A current report on Form 8-K dated April 15, 2002 was filed on April 15, 2002, by the registrant, in connection with the press release dated April 15, 2002 announcing that Bradford T. Smith, executive vice president of public affairs, was scheduled to speak at the SunTrust Robinson Humphrey 31st Annual Institutional Conference in Atlanta, GA, in April 16, 2002 at 3:35 p.m. Eastern Time.

            (4)    A current report on Form 8-K dated April 22,
                   2002 was filed on April 22, 2002, by the registrant, in connection with the press release dated April 22, 2002 announcing the results for the quarter ended March 31, 2002.

            (5)    A current report on Form 8-K dated April 22,
                   2002 was filed on April 22, 2002, by the registrant, in connection with the press release dated April 22, 2002 announcing summary information of the Company.

            (6)    A current report on Form 8-K/A dated April 22,
                   2002 was filed on April 23, 2002, by the registrant, which amended Form 8-K filed on April 22, 2002.

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



               LABORATORY CORPORATION OF AMERICA HOLDINGS
                             Registrant



                           By:/s/THOMAS P. MAC MAHON
                              --------------------------------
                                  Thomas P. Mac Mahon
                                  Chairman, President and
                                  Chief Executive Officer



                           By:/S/WESLEY R. ELINGBURG
                              ----------------------------------
                                  Wesley R. Elingburg
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Treasurer

May 2, 2002