Form 10-Q
period 2002-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2002-11-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           SEPTEMBER 30, 2002
                                         ----------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------    ------------
Commission file number                     1-11353
                                  -------------------------
           LABORATORY CORPORATION OF AMERICA HOLDINGS
-----------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                         13-3757370
--------------------------------           ----------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

   358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA     27215
----------------------------------------------------   ---------
 (Address of principal executive offices)              (Zip code)

                            (336) 229-1127
----------------------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ----
The number of shares outstanding of the issuer's common stock is 147,811,836 shares as of October 31, 2002.

                                INDEX


          PART I. Financial Information

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited)
        September 30, 2002 and December 31, 2001

        Condensed Consolidated Statements of Operations (unaudited) Nine and three months ended September 30, 2002 and 2001

        Condensed Consolidated Statements of Changes in
        Shareholders' Equity (unaudited)
        Nine months ended September 30, 2002 and 2001

        Condensed Consolidated Statements of Cash Flows
        (unaudited) Nine months ended September 30, 2002 and 2001

        Notes to Unaudited Condensed Consolidated Financial Statements

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3  Quantitative and Qualitative Disclosures about
        Market Risk

Item 4  Controls and Procedures


          PART II. OTHER INFORMATION

Item 1  Legal Proceedings

Item 2  Changes in Securities and Use of Proceeds

Item 6  Exhibits and Reports on Form 8-K

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                             September 30,        December 31,
                                                   2002                2001
                                            --------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                   $    98.4           $   149.2
  Accounts receivable, net                        418.7               365.5
  Supplies inventories                             44.0                38.7
  Prepaid expenses and other                       23.1                16.7
  Deferred income taxes                            53.5                54.4
                                               --------            --------
Total current assets                              637.7               624.5

Property, plant and equipment, net                355.3               309.3
Goodwill                                          935.9               719.3
Identifiable intangible assets, net               305.1               249.2
Investments in equity affiliates                  390.6                  --
Other assets, net                                  29.0                27.3
                                               --------            --------
                                              $ 2,653.6           $ 1,929.6
                                               ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    90.0           $    60.2
  Accrued expenses and other                      194.9               141.0
  Current portion of long-term debt               120.5                  --
                                               --------             -------
Total current liabilities                         405.4               201.2

Zero coupon-subordinated notes                    510.3               502.8
Long-term debt, less current portion                3.2                  --
Capital lease obligations                           6.3                 6.1
Other liabilities                                 153.2               134.1

Commitments and contingent liabilities               --                  --

Shareholders' equity:

  Preferred stock, $0.10 par value; 30,000,000
    shares authorized; shares issued: none           --                  --
  Common stock, $0.10 par value; 265,000,000
    shares authorized; 147,808,264 and
    141,107,436 shares issued and outstanding
    at September 30, 2002 and December 31,
    2001, respectively                             14.8                14.1
  Additional paid-in capital                    1,406.2             1,081.8
  Retained earnings                               213.1                11.5
  Treasury stock, at cost; 97,426 shares
    at September 30, 2002                          (4.4)                 --
  Deferred stock compensation                     (46.1)              (13.2)
  Accumulated other comprehensive loss             (8.4)               (8.8)
                                               --------            --------
   Total shareholders' equity                   1,575.2             1,085.4
                                               --------            --------
                                              $ 2,653.6           $ 1,929.6
                                               ========            ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                Nine Months Ended       Three Months Ended
                                   September 30,            September 30,
                             -----------------------  -----------------------
                                2002       2001          2002       2001
                             -----------------------  -----------------------
Net sales                   $ 1,857.6    $ 1,636.0    $   655.2    $  560.9
Cost of sales                 1,049.7        935.5        381.9       322.9
                              -------      -------     --------     -------
Gross profit                    807.9        700.5        273.3       238.0
Selling, general and
  administrative expenses       427.3        380.4        153.4       128.0
Restructuring and other
  special charges                17.5           --         17.5          --
Amortization of intangibles
  and other assets               16.4         29.9          6.2         9.7
                              -------      -------      -------     -------
Operating income                346.7        290.2         96.2       100.3
Other income (expenses):
  Income from equity
    investments                   6.2           --          6.2          --
  Loss on sale of assets         (0.4)        (1.9)          --        (0.7)
  Net investment income           2.9          1.5          0.9          --
  Termination of interest rate
    swap agreement                 --         (8.9)          --        (8.9)
  Interest expense              (13.7)       (22.8)        (5.3)       (6.5)
                              -------      -------      -------     -------
Earnings before income taxes
  and extraordinary loss        341.7        258.1         98.0        84.2
Provision for income taxes      140.1        116.2         40.7        37.9
                              -------      -------      -------     -------
Earnings before
  extraordinary loss         $  201.6     $  141.9     $   57.3    $   46.3
Extraordinary loss, net of
  tax benefit                      --          3.2           --         3.2
                              -------      -------      -------     -------
Net earnings after
  extraordinary loss         $  201.6     $  138.7     $   57.3    $   43.1
                              =======      =======      =======     =======
Basic earnings per
  common share before
  extraordinary loss         $    1.42    $    1.02    $    0.40   $    0.33
Extraordinary loss, net of
  tax benefit                $      --    $    0.02    $      --   $    0.02
                              --------     --------     --------    --------
Basic earnings per
  common share after
  extraordinary loss         $    1.42    $    1.00    $    0.40   $    0.31
                              ========     ========     ========    ========
Diluted earnings per
  common share before
  extraordinary loss         $    1.40    $    1.00    $    0.39   $    0.33
Extraordinary loss, net of
  tax benefit                $      --    $    0.02    $      --   $    0.02
                              --------     --------     --------    --------
Diluted earnings per
  common share after
  extraordinary loss         $    1.40    $    0.98    $     0.39  $    0.31
                              ========     ========     =========   ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (DOLLARS IN MILLIONS)
                            (Unaudited)

                                              Additional      Retained
                                  Common    Paid-in       Earnings     Treasury
                                  Stock      Capital      (Deficit)     Stock
                                 -------   ----------   -------------  ---------
PERIOD ENDED SEPTEMBER 30, 2001
Balance at beginning of year     $ 14.0     $1,041.2     $ (168.0)     $   --
Comprehensive income:
  Net earnings after
    extraordinary loss               --           --        138.7          --
  Other comprehensive income:
    Cumulative effect of change
     in accounting principle
      (net-of-tax of $0.4)           --           --           --          --
    Unrealized derivative loss
     on cash flow hedge              --           --           --          --
    Termination of interest
      rate swap agreement            --           --           --          --
    Foreign currency translation
      adjustments                    --           --           --          --
                                  -----      -------      -------      ------
Comprehensive income                 --           --        138.7          --
Issuance of common stock             --          9.1           --          --
Issuance of restricted stock
  awards                             --         11.3           --          --
Amortization of unearned
  restricted stock compensation      --           --           --          --
Income tax benefit from stock
  options exercised                  --          6.2           --          --
                                  -----      -------      -------      ------
BALANCE AT SEPTEMBER 30, 2001    $ 14.0     $1,067.8     $  (29.3)    $    --
                                  =====      =======      =======      ======
PERIOD ENDED SEPTEMBER 30, 2002
Balance at beginning of year     $ 14.1     $1,081.8     $   11.5     $    --
Comprehensive income:
  Net earnings                       --           --        201.6          --
  Other comprehensive income:
   Foreign currency translation
     adjustments                     --           --           --          --
                                  -----      -------      -------      ------
Comprehensive income                 --           --        201.6          --
Issuance of common stock            0.1         17.8           --          --
Issuance of restricted stock
  awards                            0.1         40.9           --          --
Surrender of restricted stock
  awards                             --           --           --        (4.4)
Common stock issued in
  connection with acquisition       0.5        245.1           --          --
Stock options assumed in
  connection with acquisition,
  (net of forfeitures)               --          4.7           --          --
Amortization of unearned
  restricted stock compensation      --           --           --          --
Income tax benefit from stock
  options exercised                  --         15.9           --          --
                                  -----      -------      -------      ------
BALANCE AT SEPTEMBER 30, 2002    $ 14.8     $1,406.2     $  213.1     $  (4.4)
                                  =====      =======      =======      ======

                                      (continued)

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                        (DOLLARS IN MILLIONS)
                              (Unaudited)

                                     Unearned      Accumulated
                                    Restricted       Other           Total
                                      Stock       Comprehensive   Shareholders'
                                   Compensation       Loss          Equity
                                   ------------   --------------  ------------
PERIOD ENDED SEPTEMBER 30, 2001
Balance at beginning of year       $   (9.4)      $   (0.4)       $  877.4
Comprehensive income:
  Net earnings after
    extraordinary loss                   --             --           138.7
  Other comprehensive income:
    Cumulative effect of change
     in accounting principle
      (net-of-tax of $0.4)               --            0.6             0.6
    Unrealized derivative loss
     on cash flow hedge                  --           (9.5)           (9.5)
    Termination of interest
      rate swap agreement                --            8.9             8.9
    Foreign currency translation
      adjustments                        --           (0.6)           (0.6)
                                    -------        -------         -------
Comprehensive income                     --           (0.6)          138.1
Issuance of common stock                 --             --             9.1
Issuance of restricted stock
  awards                              (11.3)            --              --
Amortization of unearned
  restricted stock compensation         5.7             --             5.7
Income tax benefit from stock
  options exercised                      --             --             6.2
                                    -------        -------         -------
BALANCE AT SEPTEMBER 30, 2001      $  (15.0)      $   (1.0)       $1,036.5
                                    =======        =======         =======
PERIOD ENDED SEPTEMBER 30, 2002
Balance at beginning of year       $  (13.2)      $   (8.8)       $1,085.4
Comprehensive income:
  Net earnings                           --             --           201.6
  Other comprehensive income:
   Foreign currency translation
     adjustments                         --            0.4             0.4
                                    -------        -------         -------
Comprehensive income                     --            0.4           202.0
Issuance of common stock                 --             --            17.9
Issuance of restricted stock
  awards                              (41.0)            --              --
Surrender of restricted stock
  awards                                 --             --            (4.4)
Common stock issued in
  connection with acquisition            --             --           245.6
Stock options assumed in
  connection with acquisition,
  (net of forfeitures)                 (1.6)            --             3.1
Amortization of unearned
  restricted stock compensation         9.7             --             9.7
Income tax benefit from stock
  options exercised                      --             --            15.9
                                    -------        -------         -------
BALANCE AT SEPTEMBER 30, 2002      $  (46.1)      $   (8.4)       $1,575.2
                                    =======        =======         =======

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLARS IN MILLIONS)
                                (Unaudited)


                                                 Nine Months Ended
                                                    September 30,
                                              --------------------------
                                                 2002            2001
                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings after extraordinary loss         $  201.6         $ 138.7

  Adjustments to reconcile net earnings
    after extraordinary loss to net
    cash provided by operating activities:
      Depreciation and amortization               72.4            75.5
      Deferred compensation                        9.7             5.7
      Net losses on sale of assets                 0.4             1.9
      Restructuring and other special charges     17.5              --
      Accreted interest on zero coupon-
        subordinated notes                         7.6             0.5
      Extraordinary loss, net of
        tax benefit                                 --             3.2
      Termination of interest rate
        swap agreement                              --             8.9
      Net earnings on equity method investments   (6.2)             --
      Deferred income taxes                       (9.1)           (6.9)
      Change in assets and liabilities:
        Increase in accounts receivable, net     (21.1)           (7.3)
        Increase in inventories                   (0.6)           (2.6)
        Decrease (increase) in prepaid
         expenses and other                       (2.0)            6.0
        Increase (decrease) in accounts payable    2.2            (0.3)
        Increase in accrued expenses and other    52.7            29.0
        Other, net                                 1.3             0.1
                                                ------          ------
  Net cash provided by operating activities      326.4           252.4
                                                ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           (54.9)          (59.0)
  Proceeds from sale of assets                     1.4             2.3
  Deferred payments on acquisitions              (14.7)           (5.2)
  Licensing technology                           (15.0)             --
  Acquisition of businesses, net of
    cash acquired                               (243.8)         (131.4)
                                                ------          ------
  Net cash used for investing activities        (327.0)         (193.3)
                                                ------          ------

                                    (continued)

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        (DOLLARS IN MILLIONS)
                              (Unaudited)

                                                 Nine Months Ended
                                                    September 30,
                                              ------------------------
                                                 2002           2001
                                              ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from revolving credit
    facilities                                $ 180.0         $  75.0
  Payments on revolving credit
    facilities                                 (180.0)          (75.0)
  Proceeds from bridge loan facility            150.0              --
  Payments on bridge loan facility              (30.0)             --
  Proceeds from zero coupon-subordinated
    notes                                          --           436.6
  Payments on long-term debt                   (204.4)         (478.5)
  Termination of interest rate swap agreement    19.6            (8.9)
  Debt issuance costs                            (2.8)           (9.8)
  Payments on long-term lease obligations        (0.8)           (0.8)
  Net proceeds from issuance of stock to
   employees                                     17.8             9.1
  Other                                            --             0.5
                                               ------          ------
  Net cash used for financing activities        (50.6)          (51.8)
                                               ------          ------
Effect of exchange rate changes on cash
 and cash equivalents                             0.4            (0.6)
                                               ------          ------
 Net increase (decrease) in cash and
   cash equivalents                             (50.8)            6.7
 Cash and cash equivalents at
   beginning of period                          149.2            48.8
                                               ------          ------
 Cash and cash equivalents at
   end of period                              $  98.4         $  55.5
                                               ======          ======
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                                 $   1.2         $  22.8
     Income taxes, net of refunds                92.3            62.7


Disclosure of non-cash financing
  and investing activities:

Issuance of restricted stock awards              41.0            11.3
Surrender of restricted stock awards              4.4              --
Issuance of common stock in acquisitions        245.6              --


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

2.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company's restricted stock awards and outstanding stock options.

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                 Three Months                Nine Months
                              Ended September 30,         Ended September 30,
                           ------------------------   --------------------------
                             2002         2001           2002         2001
                           ------------------------   --------------------------
Basic                      144,527,602  138,887,528    141,746,566  138,651,130
Assumed conversion/
 exercise of:
  Stock options                440,606    1,238,624        781,974    1,150,150
  Restricted stock awards      757,907    1,136,922      1,165,568    1,119,498
                           -----------  -----------    -----------  -----------
Diluted                    145,726,115  141,263,074    143,694,108  140,920,778
                           ===========  ===========    ===========  ===========

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


     At September 30, 2002 and 2001, options to acquire 1,428,379 and 13,626 shares of common stock, respectively, were excluded in the computations of diluted earnings per share, because the effect of including the options would have been antidilutive. The Company's zero coupon-subordinated notes are contingently convertible into 9,977,634 shares of common stock and are not currently included in the diluted earnings per share calculation because these notes were not convertible according to their terms during 2002.

3. BRIDGE LOAN AGREEMENT

     In conjunction with the acquisition of Dynacare, the Company borrowed $150.0 under a Bridge Loan Agreement that matures on July 23, 2003. As of September 30, 2002, the Company had an outstanding balance of $120.0 on the bridge loan, with an interest rate of Libor plus 75 basis points.

4.   STOCK COMPENSATION PLANS

     During January 2002, the Company granted 516,800 options and 347,200 shares of restricted stock at a price of $39.34 under its 2000 Stock Incentive Plan. During February 2002, the Company granted 1,649,400 options and 619,208 shares of restricted stock at a price of $43.53 under its 2000 Stock Incentive Plan. The restricted stock issued in January 2002 has an initial four year vesting period and the restricted stock issued in February 2002 has an initial six year vesting period.

     The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable by $15.9 and $6.2 for the nine months ended September 30, 2002 and 2001, respectively.
Such benefits are credited to additional paid-in-capital.

5.   STOCK REPURCHASE PROGRAM

     On October 22, 2002, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $150.0 of its common stock from time-to-time. It is the Company's intention that the common stock acquired through the program will be funded with cash flow from operations.

6.   BUSINESS ACQUISITIONS

     On July 25, 2002, the Company completed the acquisition of all of the outstanding stock of Dynacare Inc. in a combination cash and stock transaction with a combined value of approximately $495.3 including transaction costs. The Company also converted approximately 553,958 unvested Dynacare stock options into 297,049 unvested Company options to acquire shares of the Company at terms comparable to those under the predecessor Dynacare plan. This conversion of outstanding unvested options increased the non-cash consideration of the

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


transaction by approximately $5.0 and resulted in the recording of initial deferred compensation of approximately $2.5. In conjunction with this acquisition, the Company repaid Dynacare's existing $204.4 of senior subordinated unsecured notes, including a call premium of approximately $7.0. The transaction was financed by issuing approximately 4.9 million shares of the Company's common stock, valued at approximately $245.6, and using $260.0 in available cash, a $150.0 bridge loan and borrowings of $50.0 under the Company's $300.0 revolver.

     The Company terminated a number of interest rate swap agreements related to Dynacare's existing senior subordinated unsecured notes. The $19.6 the Company received upon termination of these swap agreements was included in the estimated fair value of the net assets acquired as of July 25, 2002.

     Dynacare had 2001 revenues of approximately $238.0 and had approximately 6,300 employees at the closing date of the acquisition. Dynacare operates in 21 states and Canada with 24 primary laboratories, 2 esoteric laboratories, 115 rapid response labs and 302 patient service centers.

     The acquisition of Dynacare was accounted for under the purchase method of accounting. As such, the cost to acquire
Dynacare has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date. The consolidated financial statements include the results of operations of Dynacare subsequent to the closing of the acquisition.

     The following table summarizes the Company's purchase price allocation related to the acquisition of Dynacare based on the estimated fair value of the assets acquired and liabilities assumed on the acquisition date. The purchase price allocation will be finalized after completion of the valuation of certain assets and liabilities, including costs to integrate Dynacare's operations. This process is expected to be substantially completed by the end of the fourth quarter of 2002.

                                                  Estimated
                                                 Fair Values
                                                    as of
                                                July 25, 2002
                                                -------------
         Current assets                            $  80.4
         Property, plant and equipment                48.0
         Goodwill                                    209.3
         Identifiable intangible assets               52.5
         Investment in equity affiliates             385.4
         Other assets                                 19.3
         Deferred compensation                         2.5
                                                    ------
           Total assets acquired                     797.4
                                                    ------

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                  Estimated
                                                 Fair Values
                                                    as of
                                                July 25, 2002
                                                -------------
         Current liabilities                         259.7
         Long-term debt                               12.9
         Other liabilities                            29.5
                                                    ------
           Total liabilities assumed                 302.1
                                                    ------
           Net assets acquired                     $ 495.3
                                                    ======

     As a result of this acquisition, the Company recorded an addition to non-deductible goodwill of approximately $209.3 and an addition to customer lists of approximately $52.5 (estimated remaining useful life of 15 years). The investments in equity affiliates include $341.7 of Canadian licenses and $28.1 of goodwill (both with indefinite lives and deductible for tax).

     The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2002 and the three and nine months ended September 30, 2001 assumes that the Dynacare acquisition was effected on January 1, 2001:

                                 Nine Months Ended       Three Months Ended
                                    September 30,             September 30,
                              -----------------------   ---------------------
                                 2002       2001           2002       2001
                              -----------------------   ---------------------
Net sales                      $ 2,027.1   $ 1,823.0    $  673.9   $  624.6

Earnings before
  extraordinary loss           $   207.0   $   149.8    $   55.3   $   48.3

Net earnings after
  extraordinary loss           $   207.0   $   146.6    $   55.3   $   45.1

Diluted earnings per
  common share:
    Before extraordinary loss  $    1.40   $    1.03    $   0.38   $   0.33
    After extraordinary loss   $    1.40   $    1.00    $   0.38   $   0.31

7.   DERIVATIVE FINANCIAL INSTRUMENTS

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

     Dynacare has cross currency and interest rate swap agreements due January 15, 2006, whereby Dynacare has swapped $85.5 Canadian dollar denominated receivables due from certain of its subsidiaries for $58.9. These same subsidiaries have swapped in aggregate $85.5 Canadian dollar denominated debt due to Dynacare into $58.9. At September 30, 2002 the estimated fair value of net unfavorable currency and interest rate swaps was approximately $0.3.

     Based upon independent appraisals, these embedded derivatives had no fair value at September 30, 2002.

8.   INTANGIBLES

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only the purchase method of accounting may be applied to a business combination and also provides guidance on the allocation of purchase price to the assets acquired. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are reviewed at least annually for impairment. The Company evaluated its intangible assets excluding goodwill, and determined that all such assets have determinable lives. The Company completes an impairment analysis of its indefinite lived assets annually and has found no instances of impairment of its recorded goodwill as of September 30, 2002.
During the nine months ended September 30, 2002, the Company has acquired $216.6 of goodwill, substantially all relating to the acquisition of Dynacare.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The components of intangible assets are as follows:

                        September 30, 2002          December 31, 2001
                       ----------------------   ------------------------
                        Gross                     Gross
                       Carrying  Accumulated     Carrying  Accumulated
                        Amount   Amortization    Amount   Amortization
                       ----------------------   ------------------------
  Non-compete
   agreements          $  21.3    $  15.6        $  21.1    $  14.2
  Customer lists         333.9       85.9          276.8       73.5
  Patents and
   technology             50.0        4.1           35.0        1.8
  Trade name               5.9        0.4            5.9        0.1
                        ------     ------         ------     ------
                       $ 411.1    $ 106.0        $ 338.8    $  89.6
                        ======     ======         ======     ======

     Aggregate amortization expense for the nine month and three month periods ended September 30, 2002 was $16.4 and $6.2, respectively, and $29.9 and $9.7 for the nine month and three month periods ended September 30, 2001, respectively. Amortization expense for the net carrying amount of intangible assets recorded as of September 30, 2002 is estimated to be $5.6 for the remainder of fiscal 2002, $21.9 in fiscal 2003, $21.8 in fiscal 2004, $21.1 in fiscal 2005, and $19.7 in fiscal 2006. These estimates include the effect of the Dynacare acquisition.

     The following table adjusts earnings and earnings per share for the adoption of SFAS No. 142.

                                   Nine Months           Three Months
                               Ended September 30,   Ended September 30,
                              ---------------------  ----------------------
                                2002       2001	        2002       2001
                              ---------------------  ----------------------
Reported net earnings
  before extraordinary loss   $ 201.6    $ 141.9     $  57.3    $  46.3
  Add back goodwill
   amortization, net of tax        --       19.2          --        6.2
                               ------     ------      ------     ------
Adjusted net earnings
  before extraordinary loss   $ 201.6    $ 161.1     $  57.3    $  52.5
                               ======     ======      ======     ======
Basic earnings per share:
  Reported basic earnings
   per share before
   extraordinary loss         $  1.42    $  1.02     $  0.40    $  0.33
  Add back goodwill
   amortization, net of tax        --       0.14          --       0.04
                               ------     ------      ------     ------
Adjusted basic earnings
   per share before
  extraordinary loss          $  1.42    $  1.16     $  0.40    $  0.37
                               ======     ======      ======     ======
Diluted earnings per share:
  Reported diluted earnings
   per share before
   extraordinary loss          $  1.40    $  1.00   $   0.39  $   0.33
  Add back goodwill
   amortization, net of tax         --       0.14         --      0.04
                                ------     ------    -------   -------
Adjusted diluted earnings
   per share before
   extraordinary loss          $  1.40    $  1.14   $   0.39  $   0.37
                                ======     ======    =======   =======

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

     In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This Statement addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS No. 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS No. 146 also establishes that the initial measurement of a liability recognized under SFAS No. 146 be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS No. 146, effective January 1, 2003.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

10.  INTEGRATION OF DYNACARE

     During the third quarter of 2002, the Company finalized its plan related to the integration of Dynacare's U.S. operations into the Company's service delivery network. The plan focuses on reducing redundant facilities, while maintaining a focus on providing excellent customer service. A reduction in staffing will occur as the Company executes the integration plan and consolidates duplicate or overlapping functions and facilities. Employee groups being affected as a result of this plan include those involved in the collection and testing of specimens, as well as administrative and other support functions.

     In connection with the Dynacare integration plan, the Company recorded $14.6 of costs associated with the executing of the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of the total costs indicated above, $12.1 related to actions that impact the employees and operations of Dynacare, and was accounted for as a cost of the Dynacare acquisition and included in goodwill. Of the $12.1, $6.0 related to employee severance benefits for approximately 722 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment. In addition, the Company recorded restructuring expense of $2.5, relating to integration costs of actions that impact the Company's existing employees and operations. Of this amount $1.0 related to employee severance benefits for approximately 78 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment.

     The Company also recorded a special bad debt provision of approximately $15.0 related to the acquired Dynacare accounts receivable balance. This provision, based on Company experience, was made in anticipation of changes in staffing and collection procedures that will occur as the Company converts Dynacare customers to LabCorp's billing system. The Company believes that the special bad debt provision is required to properly state the net realizable value of the Dynacare receivables at September 30, 2002.

11.  RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:
                                              Lease and
                                   Severance    Other Facility
                                     Costs          Costs         Total
                                   ---------    --------------  ---------
Balance at December 31, 2001       $  0.2        $  15.8        $  16.0
  Dynacare integration                7.0            7.6           14.6
  Reclassifications and
   non-cash items                      --           (0.1)          (0.1)
  Cash payments                      (0.5)          (1.5)          (2.0)
                                    -----         ------         ------
Balance at September 30, 2002      $  6.7        $  21.8        $  28.5
                                    =====         ======         ======
Current                                                         $  21.5
Non-current                                                     $   7.0
                                                                 ------
                                                                $  28.5
                                                                 ======

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


12.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation purporting to be a nation-wide class action involving the alleged overbilling of patients who are covered by private insurance. The Company has reached a settlement with the class that will not exceed existing reserves or have a material adverse affect on the Company. On January 9, 2001, the Company was served with a complaint in North Carolina which purports to be a class action and makes claims similar to the case referred to above. The claim has been stayed and the plaintiff's council has agreed to dismiss the case, with prejudice. The Company believes that the likelihood of an adverse result in the North Carolina case is remote.

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At September 30, 2002 and 2001, the Company had provided letters of credit aggregating approximately $31.8 and $36.6, respectively, primarily in connection with certain insurance programs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

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

-----------------------------------

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

RESULTS OF OPERATIONS
---------------------

Three Months ended September 30, 2002 compared with Three Months ended September 30, 2001.

     Net sales for the three months ended September 30, 2002 were $655.2, an increase of $94.3, or 16.8%, from $560.9 for the comparable 2001 period, and reflect the acquisition of Dynacare Inc. on July 25, 2002. The sales increase is a result of an increase of approximately 13.2% in volume (or 4.3% on a pro forma basis, assuming Dynacare had been part of the Company since January 1, 2001) and 3.6% in price.

     Cost of sales, which includes primarily laboratory and distribution costs, was $381.9 for the three months ended September 30, 2002 compared to $322.9 in the corresponding 2001 period, an increase of $59.0. The Company previously announced a slowdown in volume growth in certain key regions of the country. In order to reverse these declines in volume, the Company has been making investments to improve client service with the addition of patient service centers, phlebotomists and sales reps in the affected regions. Also, the Company has incurred certain costs associated with the acquisition and integration of Dynacare such as additional overtime and temporary help and the payment of retention bonuses. Additional costs continue to be incurred due to growth in esoteric and genomic testing (with significant increases in Cystic Fibrosis and Human Papillomavirus testing) and higher volume of pap smear tests being performed using more expensive monolayer technology. Cost of sales as a percentage of net sales was 58.3% for the three months ended September 30, 2002 and 57.6% in the corresponding 2001 period.

     Selling, general and administrative expenses increased to $153.4 for the three months ended September 30, 2002 from $128.0 in the same period in 2001. This increase resulted primarily from personnel and other costs as a result of the Dynacare acquisition. As a percentage of net sales, selling, general and administrative expenses were 23.4% and 22.8% for the three months ended September 30, 2002 and 2001, respectively.

-------------------------------

     The amortization of intangibles and other assets was $6.2 and $9.7 for the three months ended September 30, 2002 and 2001. The decrease in the amortization expense for the three months ended September 30, 2002 is due to the adoption in 2002 of the non-amortization provisions of SFAS No. 142 for goodwill.

     During the three months ended September 30, 2002, the Company recorded restructuring and other special charges totaling $17.5. The $17.5 was comprised of a special bad debt provision of approximately $15.0 related to the acquired Dynacare accounts receivable balance and an additional $2.5 relating to integration costs of actions that impact the Company's existing employees and operations (see "Note 10 to the Company's Unaudited Condensed Consolidated Financial Statements").

     Interest expense was $5.3 for the three months ended September 30, 2002 compared with $6.5 for the same period in 2001. The Company repaid its outstanding term loan during September 2001 with proceeds from the sale of zero coupon-subordinated notes. In connection with the acquisition of Dynacare, the Company borrowed $150.0 under a Bridge Loan Agreement and an additional $50.0 under its existing Revolving Credit Facility. As of September 30, 2002 the Company had repaid $80.0 of these borrowings, leaving an outstanding balance of $120.0 on the bridge loan. The Company expects to repay this balance by the end of 2002.

     The provision for income taxes as a percentage of earnings before taxes was 41.5% for the three months ended September 30, 2002 compared to 45.0% for the three months ended September 30, 2001.
The decrease in the effective tax rate for the three months ended September 30, 2002 is primarily due to the application of the non-amortization provisions of SFAS no. 142 for goodwill.

Nine Months ended September 30, 2002 compared with Nine Months ended September 30, 2001.

     Net sales for the nine months ended September 30, 2002 were $1,857.6, an increase of $221.6, or 13.5%, from $1,636.0 for the comparable 2001 period, and reflect the acquisition of Dynacare on July 25, 2002 . The sales increase is a result of an increase in volume of approximately 9.5% (or 6.5% on a pro forma basis, assuming that Dynacare had been part of the Company since January 1, 2001) and an increase in price of approximately 4.0%.

     Cost of sales, which includes primarily laboratory and distribution costs, was $1,049.7 for the nine months ended September 30, 2002 compared to $935.5 in the corresponding 2001 period, an increase of $114.2. The increase in cost of sales is primarily the result of increases in volume and supplies due to recent acquisitions and growth in esoteric and genomic testing (with significant increases in Cystic Fibrosis and Human Papillomavirus testing). Costs associated with the acquisition and integration of Dynacare and the recent investments made by the Company to improve client service in certain key regions of the country, have also contributed to the increase in cost of sales for the nine months ended September 30, 2002. Cost of sales as a percentage of net sales was 56.5% for the nine months

-------------------------------

ended September 30, 2002 and 57.2% in the corresponding 2001 period.

     Selling, general and administrative expenses increased to $427.3 for the nine months ended September 30, 2002 from $380.4 in the same period in 2001. This increase resulted primarily from personnel and other costs as a result of the recent acquisitions. As a percentage of net sales, selling, general and administrative expenses were 23.0% and 23.3% for the nine months ended September 30, 2002 and 2001, respectively.

     The amortization of intangibles and other assets was $16.4 and $29.9 for the nine months ended September 30, 2002 and 2001. The decrease in the amortization expense for the nine months ended September 30, 2002 is primarily due to the adoption in 2002 of the non-amortization provisions of SFAS No. 142 for goodwill.

     Interest expense was $13.7 for the nine months ended September 30, 2002 compared with $22.8 for the same period in 2001. The Company repaid its outstanding term loan during September 2001 with proceeds from the sale of zero coupon-subordinated notes. In connection with the acquisition of Dynacare, the Company borrowed $150.0 under a Bridge Loan Agreement and an additional $50.0 under its existing Revolving Credit Facility. As of September 30, 2002 the Company had repaid $80.0 of these borrowings, leaving an outstanding balance of $120.0 on the bridge loan. The Company expects to repay this balance by the end of 2002.

     The provision for income taxes as a percentage of earnings before taxes was 41.0% for the nine months ended September 30, 2002 compared to 45.0% for the nine months ended September 30, 2001. The decrease in the effective tax rate for the nine months ended September 30, 2002 is due primarily to the application of the non-amortization provisions of SFAS no. 142 for goodwill.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities was $326.4 and $252.4 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The increase in cash flows from operations primarily resulted from improved earnings and improved cash collections.
These increases were partially offset by the increase in estimated federal tax payments for the nine months ended September 30, 2002 (the third quarter 2001 estimated federal tax payment was deferred by the IRS until October 15, 2001).

     The Company's days sales outstanding (DSO) decreased to 56 days at September 30, 2002 from 62 days at September 30, 2001. Due to improved cash collections, the Company lowered its provision for bad debt expense, as a percentage of sales, to 8.6% (excluding special bad debt provision of $15.0 relating to Dynacare receivables) for the nine months ended September 30, 2002 compared to 9.4% for the nine months ended September 30, 2001.

-------------------------------------------

     The Company funded the July 25, 2002 acquisition of Dynacare Inc. with $260.0 in available cash, a $150.0 bridge loan and borrowings of $50.0 under its $300.0 revolving credit facility. The available cash and borrowings of $460.0 were used to fund the cash portion of the acquisition, acquisition related costs, and paying off Dynacare's existing $204.4 of senior subordinated unsecured notes. The Company repaid the $50.0 revolver during the third quarter of 2002 and has made payments totaling $110.0 as of October 31, 2002 against the outstanding bridge loan balance. It is the Company's intention to repay the balance of the bridge loan by the end of 2002 with cash from operations (see "Note 3 to the Company's Unaudited Condensed Consolidated Financial Statements").

     The Company expects that it will incur $14.6 of restructuring costs to integrate Dynacare Inc. The majority of these costs relate to severance benefits and contractual obligations associated with leased facilities and equipment.

     On October 22, 2002, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $150.0 of its common stock. It is the Company's intention that the common stock acquired through the program will be funded with cash flow from operations.

     Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

UNCONSOLIDATED JOINT VENTURES
-----------------------------

     At September 30, 2002, as a result of the Dynacare acquisition, the Company had investments in unconsolidated joint ventures in Milwaukee, Wisconsin, Ontario, Canada and Alberta, Canada. These investments are accounted for under the equity method of accounting. The Company has no material obligations or guarantees to, or in support of, these unconsolidated joint ventures and their operations.

ITEM 3.  Quantitative and Qualitative Disclosure about
         Market Risk

     The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has included in the past, the use of derivative financial instruments such as interest rate swap agreements. Dynacare has cross currency and interest rate swap agreements due January 15, 2006, whereby Dynacare has swapped $85.5 Canadian dollar denominated receivables due from certain of its subsidiaries for $58.9. These same subsidiaries have swapped in aggregate $85.5 Canadian dollar denominated debt due to Dynacare into $58.9. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company's financial position or results of operations.

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

     Based upon independent appraisals, these embedded derivatives had no fair value at September 30, 2002.


ITEM 4.  Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See "Note 12 to the Company's Unaudited Condensed Consolidated Financial Statements" for the nine months ended September 30, 2002, which is incorporated by reference.


Item 2  Changes in Securities and Use of Proceeds

     On July 25, 2002, a subsidiary of the Company issued approximately 4.9 million shares of the Company's stock and paid approximately $230.6 in exchange for all of the outstanding securities and vested options for securities of Dynacare Inc., an Ontario, Canada company. In addition, unvested employee stock options held by former employees of Dynacare Inc. were converted into options to acquire the Company's common stock. The issuance was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The securities were issued pursuant to a plan of arrangement which was approved by the Superior Court of Justice (Ontario), Canada after holding a hearing. The securities were issued pursuant to a plan of arrangement to the then securityholders and optionholders of Dynacare. The court's order approving the plan of arrangement stated that the court was satisfied that the terms and conditions of the plan of arrangement were fair and reasonable to the securityholders and optionholders, both procedurally and substantively. Dynacare securityholders and optionholders were given notice of the hearing and the right to appear.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

             10.1 Dynacare Inc. Amended and Restated Employee Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on August 7, 2002. File No. 333-97745).

         (b) Reports on Form 8-K:

(1) A current report on Form 8-K dated August 13, 2002 was filed on August 13, 2002, by the registrant, containing the Certification of Chief Executive
Officer and Chief Financial Officer of the
Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

(2) A current report on Form 8-K dated August 14, 2002 was filed on August 14, 2002, by the registrant, containing the Statements Under Oath of the Company's Principal Executive Officer and
Principal Financial Officer regarding fact and circumstances relating to Exchange Act Filings.

(3) A current report on Form 8-K dated October 2, 2002 was filed on October 2, 2002, by the registrant, in connection with the press release dated October
2, 2002 announcing an agreement with Celera
Diagnostics to collaborate in establishing the clinical utility of laboratory tests based on novel diagnostic markers for Alzheimer's disease, breast cancer, and prostrate cancer.

(4) A current report on Form 8-K dated October 3, 2002 was filed on October 3, 2002, by the registrant, in connection with the press release dated October
3, 2002 announcing preliminary third quarter results.

(5) A current report on Form 8-K dated October 4, 2002 was filed on October 4, 2002, by the registrant, in connection with the press release dated October
4, 2002 announcing that Thomas P. Mac Mahon,
Chairman and Chief Executive Officer, was scheduled to speak at the UBS Warburg Global Life
Sciences Conference on October 7, 2002 at 3:30 p.m. Eastern Time.

(6)    A current report on Form 8-K dated October 22,
2002 was filed on October 22, 2002, by the registrant, in connection with the press release dated October 22, 2002 announcing that the Company's Board of Directors authorized a stock repurchase program.

(7)    A current report on Form 8-K dated October 25,
2002 was filed on October 25, 2002, by the registrant, in connection with the press release dated October 25, 2002 announcing that Thomas P.
Mac Mahon, Chairman and Chief Executive Officer, was scheduled to speak at the Solomon Smith Barney
Global Health Care Conference on October 28, 2002 at 3:00 p.m. Eastern Time.

(8)    A current report on Form 8-K dated October 30,
2002 was filed on October 30, 2002, by the registrant, in connection with the press release dated October 30, 2002 announcing summary information of the Company.

(9)    A current report on Form 8-K dated October 30,
2002 was filed on October 30, 2002, by the registrant, in connection with the press release dated October 30, 2002 announcing results for the quarter and nine months ended September 30, 2002.

(10)   A current report on Form 8-K dated October 30,
2002 was filed on October 30, 2002, by the registrant, in connection with the press release dated October 30, 2002 announcing that Bradford T.
Smith, Executive Vice President of Public Affairs, was scheduled to speak at the CIBC World Markets
Health Care Conference in New York on November 4,
2002 at 1:30 p.m. Eastern Time.

(11)   A current report on Form 8-K dated November 11,
2002 was filed on November 12, 2002, by the registrant, in connection with the press release dated November 11, 2002 announcing that the Company entered into a definitive agreement to acquire all of the outstanding shares of DIANON
Systems, Services for $47.50 per share in cash.

(12)   A current report on Form 8-K dated November 11,
2002 was filed on November 12, 2002, by the registrant, in connection with the press release dated November 11, 2002 containing information of the Company relating to the acquisition of DIANON
Systems, Inc.

                       S I G N A T U R E S


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               LABORATORY CORPORATION OF AMERICA HOLDINGS
                             Registrant



                            By:/s/THOMAS P. MAC MAHON
                               -------------------------------
                                  Thomas P. Mac Mahon
                                  Chairman, President and
                                  Chief Executive Officer



                            By:/s/WESLEY R. ELINGBURG
                               ---------------------------------
                                  Wesley R. Elingburg
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Treasurer

November 14, 2002

Certification
-------------

I, Thomas P. Mac Mahon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Laboratory Corporation of America Holdings;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
      -----------------
                                         /s/ THOMAS P. MAC MAHON
                                         -----------------------
                                         Thomas P. Mac Mahon
                                         Chief Executive Officer

Certification
------------

I, Wesley R. Elingburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Laboratory Corporation of America Holdings;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
      -----------------
                                         /s/ WESLEY R. ELINGBURG
                                         -----------------------
                                         Wesley R. Elingburg
                                         Chief Financial Officer