Form 10-K
period 2002-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2003-03-28
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
  X  		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------      SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended       December 31, 2002
                         --------------------------------------------
OR
	   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    ----------------
Commission file number                   1-11353
                     ------------------------------------------------
			LABORATORY CORPORATION OF AMERICA HOLDINGS
---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
         DELAWARE                           	 13-3757370
---------------------------------------------------------------------
(State or other jurisdiction of       	(I.R.S. Employer
 incorporation or organization)             Identification No.)

  358 South Main Street, Burlington, North Carolina	        27215
---------------------------------------------------------------------
      (Address of principal executive offices)       	      (Zip Code)

						336-229-1127
---------------------------------------------------------------------
	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class  			 Name of exchange on which registered
---------------------            ------------------------------------
Common Stock, $0.10 par value	 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      -----  -----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                    --------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                             ----    -----
As of June 28, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.5 billion, based on the closing price on such date of the registrant's common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
147,691,417 shares as of February 28, 2003.

PART I

Item 1.   DESCRIPTION OF BUSINESS

     Laboratory Corporation of America Holdings (the "Company"), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2002 net revenues. Through a national network of laboratories, the Company offers more than 4,000 different clinical laboratory tests which are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials. The Company has significantly expanded its routine and specialty testing businesses through the acquisitions of Dynacare Inc. ("Dynacare") and DIANON Systems, Inc. ("DIANON"). Since its founding in 1971, the Company has grown into a national network of 47 primary laboratories (including the recent acquisition of DIANON) and over 1,200 service sites, consisting of branches, patient service centers and STAT laboratories, which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately.

     On July 25, 2002, the Company completed its acquisition of Dynacare, a provider of clinical laboratory testing services in 21 states in the United States and two provinces in Canada. The acquisition of Dynacare has enabled the Company to expand its national testing network and the Company expects to realize significant operational synergies from the acquisition. Dynacare had 2001 revenues of approximately $238.0 million and had approximately 6,300 employees at the closing date of the acquisition. On January 17, 2003, the Company completed the acquisition of DIANON, a leading national provider of anatomic pathology and genetic testing services with a primary focus on advanced oncology testing. DIANON had 2001 revenues of approximately $125.7 million and had approximately 1,100 employees at the closing date of the acquisition. DIANON significantly enhances the Company's oncology testing capabilities and positions it to more effectively market and distribute the advanced testing technologies that the Company has developed internally or has licensed from its technology partners, such as Myriad Genetics, Inc., EXACT Sciences Corporation, Celera Diagnostics and Correlogic Systems, Inc.

     With over 24,000 employees, the Company processes tests on more than 300,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico, and two provinces in Canada. Its clients include physicians, hospitals, HMOs and other managed care organizations, governmental agencies, large employers, and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company's 4,000 tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition.
The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in each of its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours.

     The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Media and Investor Relations section of the Company's internet website at www.labcorp.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

The Clinical Laboratory Testing Industry

     Laboratory tests and procedures are used generally by hospitals, physicians and other health care providers and commercial clients to assist in the diagnosis, evaluation, detection, monitoring and treatment of diseases and other medical conditions through the examination of substances in the blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical testing, which is performed on body fluids including blood and urine, or anatomical pathology testing, which is performed on cytologic samples, tissue and other samples, including human cells. Clinical and anatomical pathology procedures are frequently ordered as part of regular physician office visits and hospital admissions in connection with the diagnosis and treatment of illnesses. Certain of these tests and procedures are used principally as tools in the diagnosis and treatment of a wide variety of medical conditions such as cancer, AIDS, endocrine disorders, cardiac disorders and genetic disease. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures and alcohol and other substance-abuse tests.

     The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company. The Company believes that in 2002 approximately 49% of the clinical testing revenues in the United States were derived by hospital-based laboratories, approximately 12% were derived by physicians in their offices and laboratories, and approximately 39% were derived by independent clinical laboratories. The Centers for Medicare and Medicaid Services ("CMS") of the Department of Health and Human Services ("HHS") has estimated that in 2002 there were approximately 5,000 independent clinical laboratories in the United States.

Effect of Market Changes on the Clinical Laboratory Business

     Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care organizations typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. Such discounts have historically resulted in price erosion and have negatively impacted the Company's operating margins. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. The Company makes significant efforts to ensure that esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) are excluded from capitated arrangements and therefore paid for separately by the managed care organization and rarely enters into such contracts without such exclusions. Capitated payment contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2002, such capitated contracts accounted for approximately $121.4 million of the Company's net sales. The increase in managed care and insurance companies' attempts to control utilization of medical services overall has also resulted in declines in the utilization of laboratory testing services.

     In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally serves low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules in conjunction with certain budgetary bills. The Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well.

     Despite the market changes discussed above, the Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including the expanded base of genomics knowledge, which has led to an enhanced appreciation of the value of gene-based diagnostic assays for current patient care as well as for the development of new therapeutics. Additionally, these novel gene-based tests have led to an increased awareness by physicians that clinical laboratory testing is a cost-effective means of prevention and early detection of disease and monitoring of treatment. In an effort to better offer new technology as medical needs and standards of care develop, the Company recently announced partnerships with Myriad Genetics, Inc. to make Myriad's predictive medicine products broadly available to primary care physicians throughout the United States and with EXACT Sciences Corporation to exclusively license EXACT's proprietary technologies for the detection of colorectal cancer. Additional factors which may lead to future volume growth include an increase in the number and types of tests which are readily available (due to advances in technology and increased cost efficiencies) for testing of sexually transmitted diseases such as AIDS and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payors, particularly managed care organizations.

Laboratory Testing Operations and Services

     The Company has 47 primary testing facilities, and over 1,200 service sites consisting of branches, patient service centers and STAT laboratories. A "branch" is a central facility which collects specimens in a region for shipment to one of the Company's laboratories for testing. Test results can be printed at a branch and conveniently delivered to the client. A branch also is used as a base for sales staff. Generally, a "patient service center" is a facility maintained by the Company to serve the physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers also function as "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. The Company processed an average of approximately 310,000 patient specimens per day in 2002. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information.

     Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each specimen helps to ensure that the results are attributed to the correct patient. The test request forms are sent to a data entry operator who ensures that a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the computer system, the tests are performed and the results are entered through computer interface or manually, depending upon the tests and the type of equipment involved. Most of the Company's computerized testing equipment is connected to the Company's information systems. Most routine testing is completed by early the next morning and test results are printed and prepared for distribution by service representatives that day. Some clients have local printing capability and are able to print the reports out directly in their offices. Clients who request that they be called with a result are so notified in the morning. It is Company policy to notify the client immediately if a life-threatening result is found at any point during the course of the testing process.

Company Strategy

     The Company believes that it has differentiated itself from its competition and positioned itself for continued strong growth by building a leadership position in genomic and other advanced testing technologies. This leadership position enables the Company to provide a broad menu of testing services for the infectious disease and cancer markets, which it believes represent two of the most significant areas of future growth in the genomic clinical laboratory industry. The Company's primary strategic objective is to expand its leadership position in genomic and other advanced testing technologies and leverage its national core testing infrastructure to deliver outstanding and innovative clinical testing services to patients and physicians nationwide.

     Develop and Be First to Market with New Tests

     Advances in medicine have begun to fundamentally change diagnostic testing, and new tests are allowing clinical laboratories to provide unprecedented amounts of health-related information to physicians and patients. Significant new tests introduced over the past several years include a gene-based test for human papilloma virus, Myriad Genetics' predictive test for breast cancer and tests for HIV phenotyping and cystic fibrosis. As science continues to advance, the Company expects new testing technologies to emerge; therefore, it intends to continue to invest in advanced testing capabilities so that it can remain on the cutting edge of clinical laboratory testing. The Company has added, and expects to continue to add, new testing technologies and capabilities through a combination of internal development initiatives, technology licensing and partnership transactions and selected acquisitions. Through its national sales force, the Company rapidly introduces new testing technologies to physician customers. For example, last year the Company entered into an exclusive sales and distribution partnership with Myriad Genetics under which it now offers certain of Myriad Genetics' products, including a predictive test for breast cancer, to physicians throughout the United States, creating an immediate distribution pipeline into the primary care physician market for these products.

     Capitalize on Unique Opportunities with Partnered Technologies

     The Company has announced a number of significant licensing and partnership agreements which provide it with access to exciting new testing technologies that it expects will have an increasing impact on diagnostic testing. For example, in June 2002, the creation of an exclusive, long-term strategic partnership with EXACT Sciences to commercialize PreGen-Plus, EXACT Sciences' proprietary, non-invasive technology to aid in the early detection of colorectal cancer was announced. The Company currently plans to launch this gene-based test, which represents a significant new tool for the early detection of colorectal cancer, in the second half of 2003. The Company is collaborating with Celera Diagnostics to determine the clinical utility of laboratory tests based on novel diagnostic markers for Alzheimer's disease, breast cancer and prostate cancer and will have exclusive access to any related markers found to have clinical utility. In addition, the Company recently signed a co-exclusive licensing agreement with Correlogic Systems to commercialize its ovarian cancer protein pattern blood test, which offers the prospect of accurate and early detection of ovarian cancer. With its exclusive sales and distribution partnership with Myriad Genetics, physicians now have the convenience of sending patients to one of the Company's patient service centers for Myriad Genetics' predisposition testing for breast, ovarian, colon, uterine and melanoma skin cancers, as well as hypertension. The Company's relationship with Myriad Genetics makes it one of the few clinical laboratories in the United States to provide the entire oncology care continuum from predisposition to surveillance testing, including screening, evaluation, diagnosis and monitoring options.

     Enhance the Company's Oncology Testing Business by Leveraging DIANON's Unique Capabilities

     DIANON is a national provider of oncology testing services and significantly enhances the Company's oncology testing capabilities. DIANON is recognized by physicians, managed care companies and other customers as a leading provider of a wide range of anatomic pathology testing services, with particular strength in uropathology, dermatopathology, GI pathology and hematopathology. DIANON's strengths in anatomic pathology complement the Company's strengths in other areas of cancer testing, particularly cytology. The Company expects that DIANON's extremely effective specialized sales force, scientific expertise, efficient operating model and proprietary CarePath clinical and pathology reporting system will allow it to enhance its cancer testing business. The Company intends to apply DIANON's best practices to its existing anatomic pathology operations, through which it expects to realize significant operational efficiencies. The Company believes that DIANON's sophisticated sales and marketing organization will enhance the value of its strategic cancer initiatives with Myriad Genetics, EXACT Sciences, Celera Diagnostics, Correlogic Systems and its other technology partners as well as increase its sales potential by offering a wider range of testing services with the addition of the Company's broader cancer testing menu to DIANON's existing test menu.

     Leverage National Infrastructure

     The Company's national presence provides it a number of significant benefits and it intends to maintain and continue to build its national presence. The Company's national network of 47 primary laboratories and over 1,200 service sites, including branches, patient service centers and STAT laboratories, enables it to provide high-quality services to physicians, hospitals, managed care organizations and other customers across the United States and Canada. Recent agreements with Premier, as well as the Company's managed care contracts with United Healthcare, Aetna, MAMSI and others, demonstrate the importance of being able to deliver services on a nationwide basis. Furthermore, the Company's scale provides it with significant cost structure advantages, particularly related to supply and other operating costs.

     Expand Hospital Alliances

     Another of the Company's primary growth strategies is to develop an increasing number of hospital and other provider alliances. These alliances can take several different forms, including laboratory technical support (management) contracts, reference agreements and cooperative testing arrangements. The Company has focused and will continue to focus on developing cooperative testing relationships that capitalize on hospitals' ability to perform rapid response testing and our ability to provide high quality routine and esoteric testing.

Testing Services

     Routine Testing

     The Company currently offers approximately 4,000 different clinical laboratory tests or procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or to search for an otherwise undiagnosed condition. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures and alcohol and other substance-abuse tests. These routine procedures are most often used by physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish an in-house laboratory to perform some of the tests.

     The Company performs this core group of routine tests in each of its major laboratories, which constitutes a majority of the testing performed by the Company. In July 2002, the Company acquired Dynacare, which enabled the Company to expand its national testing network. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

     Specialty and Niche Testing

     While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized in nature. One of the primary growth strategies of the Company is the continued expansion of its specialty and niche businesses, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty and niche businesses are designed to serve two market segments:
(i) markets which are not typically served by the clinical testing laboratory; and (ii) markets which are served by the clinical testing laboratory and offer the possibility of adding related services (such as clinical trials or occupational drug testing) from the same supplier. The Company's research and development group continually seeks new and improved technologies for early diagnosis. For example, the Company's Center for Molecular
Biology and Pathology ("CMBP") is a leader in molecular diagnostics and polymerase chain reaction ("PCR") technologies, which are often able to provide earlier and more reliable information regarding HIV, genetic diseases, cancer and many other viral and bacterial diseases. In August 2000, the Company acquired Los Angeles-based National Genetics Institute, Inc. (NGI), a leader in the development of PCR assays for Hepatitis C (HCV). In June 2001, the Company acquired Minneapolis-based Viro-Med Laboratories, Inc., which offers molecular microbial testing using real time PCR platforms. Management believes these technologies may represent a significant savings to the healthcare system increasing the detection of early stage (treatable) diseases. The following are specialty and niche businesses in which the Company offers testing and related services:

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

Oncology Testing. The Company offers an extensive series of testing technologies that aid in diagnosing and monitoring certain cancers and predicting the outcome of certain treatments. At NGI, the Company's scientists have novel assays for detecting melanoma and breast cancer in varying stages of clinical development. During 2001, the Company began offering PreGen-26, a DNA-based colorectal cancer test. PreGen-26 is intended to detect certain rare forms of colorectal cancer earlier, when treatment is most effective. In the second half of 2003, the Company plans to offer PreGen-Plus, a non-invasive technology to aid in the early detection of more common forms of colorectal cancer which will reach a broader population than PreGen-26. Both PreGen-26 and PreGen-Plus utilize EXACT Sciences' proprietary genomics-based technology. In January 2003, the Company acquired DIANON, a national provider of oncology testing services. DIANON is recognized by physicians, managed care companies and other customers as a leading provider of a wide range of anatomic pathology testing services, with particular strength in uropathology, dermatopathology, GI pathology and hematopathology.

Occupational Testing Services. The Company provides testing for the detection of drug abuse for private and government customers, and also provides blood testing services for the detection of drug abuse and alcohol. These testing services are designed to produce

"forensic" quality test results that satisfy the rigorous requirements for admissibility as evidence in legal proceedings.
The Company also provides other analytical testing and a variety of management support services.

     The specialized or niche testing services noted above, as well as other complex procedures, are sent to designated facilities where the Company has concentrated the people, instruments and related resources for performing such procedures so that quality and efficiency can be most effectively monitored. CMBP, NGI and Viro-Med also specialize in new test development and related education and training.

Clients

     The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2002, no client or group of clients under the same contract accounted for more than four percent of the Company's net sales. The primary client groups serviced by the Company include:

     Independent Physicians and Physician Groups

     Physicians requiring testing for their patients who are unaffiliated with a managed care plan are one of the Company's primary sources of testing services. Fees for clinical laboratory testing services rendered for these physicians are billed either to the physician, to the patient or the patient's third party payor such as insurance companies, Medicare and Medicaid.
Billings are typically on a fee-for-service basis. If the billings are to the physician, they are based on the wholesale or customer fee schedule and subject to negotiation. Otherwise, the patient is billed at the laboratory's retail or patient fee schedule and subject to third party payor limitations and negotiation by physicians on behalf of their patients. Revenues received from Medicare and Medicaid billings are based on government-set fee schedules.

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

     HMOs and Other Managed Care Groups

     The Company serves HMOs and other managed care organizations. These medical service providers typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. The majority of the Company's managed care testing is negotiated on a fee-for-service basis. Testing is sometimes reimbursed on a capitated basis for managed care organizations. Under a capitated payment contract, the Company agrees to perform certain laboratory tests during a given month for which the managed care organization agrees to pay a flat monthly fee for each covered member. The tests covered under agreements of this type are negotiated for each contract, but usually include routine tests and exclude highly specialized tests. Many of the national and large regional managed care organizations prefer to use large independent clinical labs such as the Company because they can monitor service and performance on a national basis.

     Other Institutions

     The Company serves other institutions, including governmental agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company's testing capabilities. The institutions typically pay on a negotiated fee-for-service basis.

Payors

     Most testing services are billed to a party other than the physician or other authorized person who ordered the test. In addition, tests performed by a single physician may be billed to different payors depending on the medical insurance benefits of a particular patient. Payors other than the direct patient include, among others, insurance companies, managed care organizations, Medicare and Medicaid. For the year ended December 31, 2002, accessions (based on the total volume of accessions) and average revenue per accession by payor are as follows:

                                                         Revenue
                           Accession Volume as             per
                               a % of Total              Accession
                          ----------------------         ----------
Private Patients                   2.9%                   $119.93
Medicare, Medicaid and
  Other                           18.7%                   $ 31.87
Commercial Clients                37.4%                   $ 26.27
Managed Care                      41.0%                   $ 30.45

Affiliations and Alliances

     The Company continues to develop its relationships with hospitals through traditional and non-traditional business models. The Company has increased its focus on the traditional business model with a hospital, whereby the Company enters into a reference service agreement and establishes a Hospital Territory Manager role. The addition of this sales/service position sets the Company at an advantage with specialized and targeted attention for the Company's hospital customers. In the non-traditional business model, the Company has seen strong growth due to laboratory technical support (management) contracts and shared services agreements. In 2002, the Company added a number of new traditional and non-traditional relationships with hospitals.

     Reference agreements, the Company's traditional business model, provide a means for hospitals to outsource patient laboratory testing services that are not time critical (e.g., test results reported within twenty-four hours of drawing the specimen as opposed to those requiring two to four hour turnaround). These agreements allow the hospitals to maintain their own STAT/emergency lab on-site, while eliminating certain costs of maintaining a full-service lab on their premises.

     One example of a non-traditional business model is where the Company provides technical support services or laboratory management for a fee in a variety of health care settings. In these relationships, the Company may supply the laboratory manager and/or provide other laboratory personnel, as well as testing equipment and supplies, in the management of a laboratory that is owned by a hospital, managed care organization or other health care provider. Under the typical laboratory technical support agreement, the laboratory manager is employed by or under contract with the Company. In such laboratory management arrangements, the Company generally bills the hospital a monthly contractually-determined management fee in addition to different fixed on-site and off-site fees per test. Highly esoteric tests are generally billed under a separate fee schedule. A pathologist is designated by the laboratory owner to serve as medical director for the laboratory, and all billing, licensure and permits also remain the obligation of the owner of the laboratory.

     In another example of a non-traditional business model, the Company develops a cooperative testing relationship with a hospital that has an outreach program within its community. The parties combine efforts to support the needs of a specific community. These relationships center around capitalizing on such hospital's excess capacity and ability to perform rapid response testing and the Company's ability to provide lower cost, high quality esoteric testing. These arrangements provide communities with synergistic, high quality testing services within a single infrastructure.

     An important advantage the Company offers to its clients is the flexibility of the Company's information systems for creating single or double bi-directional interfaces to support such cooperative testing arrangements. Such bi-directional interfaces allow each party's system to efficiently and effectively communicate with the other party's system.

     The Company's laboratory management and technical support agreements typically have initial terms between three and five years. However, most contracts contain a clause that permits termination for cause prior to the contract expiration date of the initial term. There are additional termination clauses that generally fall into one of the following categories: (1) termination without cause by either party during the additional term, after written notice 60 to 120 days prior to termination; (2) termination by the hospital if there are uncorrected deficiencies in the Company's performance after 30 days' written notice; (3) termination if there is a loss of accreditation or licensure held by the Company which accreditation or licensure is not reinstated within 60 days of the loss; or (4) termination should the Company fail to meet anticipated profitability. While the Company believes that it will maintain and renew its existing contracts, there can be no assurance of such maintenance or renewal.

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

Sales and Marketing and Client Service

     The Company offers its services through a combination of direct sales generalists and specialists. Sales generalists market the mainstream or traditional routine laboratory services primarily to physicians, while specialists concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as identity testing or genetic testing. Specialist positions are established when an in-depth level of expertise is necessary to effectively offer the specialized services. When the need arises, specialists and generalists work cooperatively to address specific opportunities. At December 31, 2002, the Company employed 254 generalists and 122 specialists. The Company's sales generalists and specialists are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are primarily based upon the individual's productivity in generating new business for the Company.

     The Company also employs regional service managers and account managers ("AMs") to interact with clients on an ongoing basis. AMs monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client's regular point of contact with the Company. At December 31, 2002, the Company employed 349 AMs. AMs are compensated through a combination of salaries and bonuses commensurate with each individual's qualifications and responsibilities.

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

     The Company competes primarily on the basis of the quality of its testing, reporting and information systems, its reputation in the medical community, the pricing of its services and its ability to employ qualified personnel. During 2002, one of the Company's goals has been to improve client service. An important factor in improving client service includes the Company's initiatives to improve its billing process. See "-Billing."

Information Systems

     The Company has developed and implemented management information systems to monitor operations and control costs. All financial functions are centralized in Burlington, North Carolina including purchasing and accounting. Management believes this provides greater control over spending as well as increased supervision and monitoring of results of operations.

     The Company believes that the health care provider's need for data will continue to place high demands on the Company's information systems staff. The Company operates several systems to handle laboratory, billing and financial data and transactions. The Company believes that the efficient handling of information involving clients, patients, payors and other parties will be a critical factor in the Company's future success. The Company's Corporate Information Systems Division manages its information resources and programs on a consolidated basis in order to achieve greater efficiency and economies of scale. The Company employs a Chief Information Officer, whose responsibility is to integrate, manage and develop the Company's information systems.
Billing

     Billing for laboratory services is a complex process. Laboratories must bill many different payors such as doctors, patients, hundreds of different insurance companies, Medicare, Medicaid and employer groups, all of whom have different billing requirements. The Company believes that a majority of its bad debt expense is the result of non-credit related issues which slow the billing process. A primary cause of bad debt expense is missing or incorrect billing information on requisitions. The Company believes that this experience is similar to that of its primary competitors. The Company generally performs the requested tests and returns the test results regardless of whether billing information has been provided at all or has been provided incorrectly. The Company subsequently attempts to obtain any missing information or rectify any incorrect billing information received from the health care provider. Among the many other factors complicating the billing process are more intricate billing arrangements due to contracts with third-party administrators, disputes between payors as to the party responsible for payment of the bill and auditing for specific compliance issues.

     During 2002, the Company's days sales outstanding (DSO) were reduced 4 days from December 31, 2001 levels to 54 days as a result of Company-wide efforts to increase cash collections from all payors, as well as on-going improvements to its claim submission processes. The Company is continuing to take the steps necessary to improve DSO and cash collections by:

1) conversion of decentralized billing locations to a centralized billing system. During 2002, billing activity in Denver, Phoenix and Seattle was converted to the centralized billing system. In 2003 and 2004, the Company will concentrate its conversion activities on the Dynacare locations as well as begin conversion on the DIANON locations;

2) implementation of, beginning in the first quarter of 2000, an initiative to reduce the number of requisitions received that are missing certain billing information. This initiative involves measuring the number of clinical requisitions received from an ordering client, as well as what specific information was not provided. The Company then identifies root causes of why the information was missing and takes steps to ensure that information is provided in the future. These steps include re-educating clients as to what information is needed in order for the Company to bill and collect for the test. As of December 31, 2002, the percentage of requisitions received which were missing billing information was 4.6% as compared to 6.0% at the end of 2001.

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

Quality Assurance

     The Company considers the quality of its tests to be of critical importance, and it has established a comprehensive quality assurance program for all of its laboratories and other facilities designed to help assure accurate and timely test results. In addition to the compulsory external inspections and proficiency programs required by CMS and other regulatory agencies, Company-wide systems and procedures are in place to emphasize and monitor quality assurance. All of the Company's regional laboratories are subject to on-site evaluations, the College of American Pathologists ("CAP") proficiency testing program, state surveys and the Company's own internal quality control programs.

     External Proficiency/ Accreditations. The Company participates in numerous externally-administered, blind quality surveillance programs, including the CAP program. The blind programs supplement all other quality assurance procedures and give Company management the opportunity to review its technical and service performance from the client's perspective.

     Internal Quality Control. The Company regularly performs internal quality control testing by running quality control samples with known values at the same time as patient samples submitted for testing. All quality control sample test results are entered into the Company's national laboratory computer, which connects the Company's facilities nationwide to a common on-line quality control database. This system helps technologists and technicians check quality control values and requires further prompt verification if any quality control value is out of range. The Company has an extensive, internally administered program of blind sample proficiency testing (i.e. the testing laboratory does not know the sample being tested is a quality control sample), as part of which the Company's locations receive specimens from the Company's Quality Assurance and Corporate Technical Services departments for analysis.

     The CAP accreditation program involves both on-site inspections of the laboratory and participation in CAP's proficiency testing program for all categories in which the laboratory is accredited by CAP. CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. CAP has been accredited by CMS to inspect clinical laboratories to determine adherence to the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 standards. A laboratory's receipt of accreditation by CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. All of the Company's major laboratories are accredited by CAP.

     The Company's forensic crime laboratory, located at Research Triangle Park, NC, is accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board ("ASCLD/LAB") in the category of DNA testing. Under the Crime Laboratory Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant, and security and personnel safety procedures meet stringent quality standards. The Company is one of 238 ASCLD accredited crime laboratories worldwide and is one of only eight private crime laboratories holding the accreditation. Accreditation is granted for a period of five years provided that a laboratory continues to meet the standards during that period.

Competition

     The clinical laboratory business is intensely competitive. The Company believes that in 2002 the entire United States clinical laboratory testing industry had revenues exceeding $34 billion; approximately 49% of such revenues were attributable to hospital-affiliated laboratories, approximately 39% were attributable to independent clinical laboratories and approximately 12% were attributable to physicians in their offices and laboratories. There are presently two national independent clinical laboratories: the Company and Quest Diagnostics Incorporated ("Quest"), which had approximately $4.1 billion in revenues from clinical laboratory testing in 2002.

     In addition to the other national clinical laboratory, the Company competes with many smaller regional independent clinical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that the following factors, among others, are often used by health care providers in selecting a laboratory: i) pricing of the laboratory's test services; ii) accuracy, timeliness and consistency in reporting test results; iii) number and type of tests performed; iv) service capability and convenience offered by the laboratory; and v) its reputation in the medical community. The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies to improve its competitive position.

     The Company believes that consolidation will continue in the clinical laboratory testing business. In addition, the Company believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of external factors including cost efficiencies afforded by large-scale automated testing, Medicare reimbursement reductions and the growth of managed health care entities which require low-cost testing services and large service networks. In addition, legal restrictions on physician referrals and their ownership of laboratories as well as increased regulation of laboratories are expected to contribute to the continuing consolidation of the industry.

Employees

     As of January 31, 2003, the Company had approximately 24,000 full-time equivalent employees. Subsidiaries of the Company have four collective bargaining agreements which cover approximately 700 employees. Two of the contracts have expired and the parties are presently continuing to abide by their key terms. One subsidiary has a bargaining unit of 75 employees that has begun negotiations on an initial contract. The Company believes that its overall relations with its employees are good.

Regulation and Reimbursement

     General

     The clinical laboratory industry is subject to significant governmental regulation at the federal, state and sometimes local levels. As described below, these regulations concern licensure and operation of clinical laboratories, payment for laboratory services, health care fraud and abuse, security and confidentiality of health information and environmental and occupational safety.

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

     Payment of Clinical Laboratory Services

     In both 2002 and 2001, the Company derived approximately 16% of its net sales from tests performed for beneficiaries of the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs, and other government healthcare programs, because clients often want a single laboratory to perform all of their testing services. Both governmental and private sector payors have made efforts to contain or reduce health care costs, including payment for clinical laboratory services, in recent years.

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

     In August 1997, Congress passed and the President signed the Balanced Budget Act of 1997 ("BBA"), which included a provision that reduced, effective January 1, 1998, the Medicare national limitation from 76% of the 1984 national median to 74% of the 1984 national median. An additional provision in the BBA froze the Consumer Price Index update for five years. This provision has recently expired and in 2003, there will be a 1.19% increase in the fee schedule based on the Consumer Price Index.

     For services reimbursed under the Medicare physician fee schedule, the conversion factor and relative value units may be subject to adjustment on an annual basis. On February 28, 2003, the Centers for Medicare and Medicaid Services ("CMS") increased the conversion factor for pathology testing and other physician services by an average of 1.6% as of March 1, 2003.

     Because a significant portion of the Company's costs are relatively fixed, Medicare, Medicaid and other government program payment reductions have a direct adverse affect on the Company's net earnings and cash flows. The Company cannot predict whether additional Medicare reductions will be implemented.

     On April 1, 1997, Medicare's policy for billing of automated chemistry profiles went into effect. The policy, which was developed by the Health Care Financing Administration ("HCFA"), now known as CMS, working with the American Medical Association, eliminated the old commonly used "19-22 test" automated chemistry profile, sometimes referred to as a "SMAC" and replaced it with four new panels of "clinically relevant" automated tests (each containing from four to twelve chemistry tests). As a result of this policy, all major laboratory companies, including the Company, were required to eliminate the old chemistry profiles from their standard test requisition forms and standard test offerings by July 1, 1998. The Company developed and implemented a new "universal" test requisition and "standard test offerings" which successfully incorporated all required changes by the July 1, 1998 deadline.

     The automated chemistry profile billing policy is intended to reduce the number of non-Medicare covered "screening tests" which Medicare believes have in the past been inappropriately billed to Medicare. BBA also required the Department of Health and Human Services to adopt uniform coverage, administration and payment policies for lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses. These uniform policies will replace local Medicare coverage policies. The final rules were published on November 23, 2001 and generally became effective on November 25, 2002. Due to the variety of new rules (including limited coverage rules) which have been adopted or proposed recently, and the short time that the final rule has been in effect, the Company does not believe a meaningful estimate of the potential revenue impact of these developments can be made at this time. The Company will continue to monitor this issue going forward.

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

Security and Confidentiality of Health Information

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was designed to address issues related to the portability of health insurance. A section on administrative simplification was added to the law in an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the information exchanged. Three regulations promulgated under the administrative simplification provisions of HIPAA have been finalized and include the Transactions and Code Sets Rule, the Privacy Rule, and the National Standard Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions. These regulations apply to health plans, health care providers that conduct standard transactions electronically, or health care clearinghouses ("covered entities"). The security regulation was issued on February 20, 2003.

     The Transactions and Code Sets Rule standardizes the format and data content to be used in the most common electronic health care transactions, including, among others, health care claims, eligibility, and health care claim status. Its purpose is to encourage the use of electronic exchanges while reducing the administrative burden associated with using different formats. The compliance date for this rule was October 16, 2002; however, under the Administrative Simplification Compliance Act, covered entities (except small health plans) were permitted to file an extension plan with the Department of Health and Human Services before October 16, 2002 to extend the compliance date to October 16, 2003. The extension plan described how the entity will come into compliance with the Transactions and Code Sets Rule requirements by the compliance date. The Company and its subsidiaries have filed extension plans and expect to meet the compliance date of October 16, 2003. The Company has been informed that some of its payors may be unable to meet the compliance date. If those payors are unable to meet the compliance date, it is possible that the Company's cash flow could be disrupted as a result of those payors failing to accept claims or failing to remit payment in standard format. The Company is optimistic that these potential issues will be resolved by the compliance date, through additional guidance from the Department of Health and Human Services or otherwise.

     The Privacy Rule regulates the use and disclosure of protected health information ("PHI") by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. Additionally, it requires covered entities to implement certain administrative requirements, such as designating a privacy officer, drafting and implementing privacy policies and procedures, and training workforce members. Health care providers governed by the Privacy Rule must come into compliance by April 14, 2003.

     The Company's HIPAA project plans have two phases: (i) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance and (ii) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance.

     The Company has completed the assessment phase of the Transactions and Code Sets provision. Remediation is currently in progress and the Company expects to meet the October 16, 2003 compliance date. The Company has completed the assessment phase of the Privacy provision and has made financial projections and initiated remedial measures designed to meet the April 14, 2003 compliance deadline. The total cost associated with the requirements of HIPAA is not expected to be material to the Company's operations or cash flows. There are, however, many unresolved issues in both of these areas and future interpretations of HIPAA could impose significant cost on the Company.

     In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical information. Penalties for violation of these laws include sanctions against a laboratory's state licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions after the applicable compliance dates could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison.

     Fraud and Abuse Regulations

     Existing federal laws governing Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, the U.S. Department of Health and Human Services Office of the Inspector General ("OIG"), and the states.
The federal government's enforcement efforts have been increasing, in part as a result of the enactment of HIPAA, which, among other things, provided for the establishment of a program to coordinate federal, state and local law enforcement programs, and to conduct investigations, audits and inspections relating to payment for healthcare, and for the establishment of a federal anti-fraud and abuse account for enforcement efforts, funded through collection of penalties and fines for violations of the healthcare anti-fraud and abuse laws. Moreover, over the last several years, the clinical laboratory industry has been the focus of major governmental enforcement initiatives.

     The Medicare and Medicaid anti-kickback laws prohibit intentionally providing anything of value to induce the referral of Medicare and Medicaid business. HHS has published safe harbor regulations which specify certain business activities that, although literally covered by the laws, will not violate the Medicare/Medicaid anti-kickback laws if all conditions of the safe harbor are met. Failure to fall within a safe harbor does not constitute a violation of the anti-kickback laws; rather, the arrangement would remain subject to scrutiny by HHS. Most states have their own Medicaid anti-kickback laws, and several states also have anti-kickback laws that apply to attempts to gain referral of patients covered by private insurance as well as federal programs.

     In October 1994, the OIG issued a Special Fraud Alert, which set forth a number of practices allegedly engaged in by clinical laboratories and health care providers that the OIG believes violate the federal anti-kickback laws. These practices include providing employees to collect patient samples at physician offices if the employees perform additional services for physicians that are typically the responsibility of the physicians' staff; selling laboratory services to renal dialysis centers at prices that are below fair market value in return for referrals of Medicare tests which are billed to Medicare at higher rates; providing free testing to a physician's HMO patients in situations where the referring physicians benefit from such reduced laboratory utilizations; providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; providing facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services performed; and providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG stressed in the Special Fraud Alert that when one purpose of the arrangements is to induce referral of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider or physician may be liable under the anti-kickback laws, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

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

     Under another federal provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless a statutory exception applies, refer Medicare or Medicaid patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. There are federal Stark law exceptions for fair market value compensation to a physician for reasonable and necessary services, and for discounts to physicians purchasing laboratory services. There is also an exception for physician investment in a laboratory company so long as the company's stock is traded on a public exchange, the company has stockholder equity exceeding $75.0 million, and the physician's shares may be purchased on terms generally available to the public. State self-referral laws exist as well, which apply to all patient referrals, not just Medicare and

Medicaid.

     There are a variety of other types of federal and state anti-fraud and abuse laws, including laws prohibiting submission of false or otherwise improper claims to federal healthcare programs, and laws limiting the extent of any differences between the Company's charges to Medicare and Medicaid and its charges to other parties. The Company seeks to conduct its business in compliance with the federal and state anti-fraud and abuse laws. However, the Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under them. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal healthcare program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would have a material adverse effect on the Company's business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company's business.

     Environmental, Health and Safety

     The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All Company laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company generally utilizes outside vendors for disposal of such specimens.
In addition, the federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

     On November 6, 2000, Congress passed the Needlestick Safety and Prevention Act which required, among other things, that companies include in their safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. During 2001, the Company voluntarily implemented the use of safety needles at all of its service locations at a cost of approximately $6.0 million.

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

     Recently, DIANON settled a U.S. Department of Justice investigation into several of DIANON's billing practices. As part of the settlement, DIANON entered into a voluntary corporate integrity program. As part of DIANON's acquisition of UroCor Inc., DIANON assumed responsibility and liability for compliance with the UroCor corporate integrity agreement.

     The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance therefore that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely effect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates, and authorizations, which could have a material adverse effect on the Company's business.

Item 2.   PROPERTIES

     The following table summarizes certain information as to the Company's principal operating and administrative facilities as of December 31, 2002.

                          Approximate
                                    Area                      Nature of
      Location                (in square feet)                Occupancy
----------------------        ----------------           --------------------
Operating Facilities:
Birmingham, Alabama              100,000               Lease expires 2005
Phoenix, Arizona                  55,000               Lease expires 2009
Los Angeles, California           40,000               Lease expires 2004
San Diego, California             48,000               Lease expires 2007
Denver, Colorado                  20,000               Lease expires 2005
Tampa, Florida                    95,000               Lease expires 2015;
                                                          one 5 year
                                                          renewal option
                                  18,000               Lease expires 2005
Hollywood, Florida                21,000               Lease expires 2003
Chicago, Illinois                 45,000               Lease expires 2003;
                                                          two 5 year
                                                          renewal options
Louisville, Kentucky              60,000               Lease expires 2007;
                                                          two 5 year
                                                          renewal options
Baton Rouge, Louisiana            28,000               Lease expires 2004
Detroit, Michigan                 32,000               Lease expires 2004;
                                                          one 10 year
                                                          renewal option
Eden Prairie, Minnesota           48,000               Lease expires 2014
Meridian, Mississippi             29,000               Lease expires 2005
Kansas City, Missouri             78,000               Owned
Reno, Nevada                      16,000               Owned
                                  14,000               Lease expires 2003;
                                                          one 2 year
                                                          renewal option
Portsmouth, New Hampshire         47,000               Lease expires 2006;
                                                          one 5 year
                                                          renewal option
Raritan, New Jersey              187,000               Owned
Uniondale, New York              108,000               Lease expires 2007;
                                                          two 5 year
                                                          renewal options
Burlington, North Carolina       275,000               Owned
Charlotte, North Carolina         25,000               Lease expires 2003
Research Triangle Park,
 North Carolina                   71,000               Lease expires 2008;
                                                          three 5 year
                                                          renewal options
                                 111,000               Lease expires 2011;
                                                          three 5 year
                                                          renewal options
Dublin, Ohio                      81,000               Owned

Southaven, Mississippi            17,000               Owned

Dallas, Texas                     60,000               Lease expires 2004;
                                                          two 5 year
                                                          renewal option
Houston, Texas                    70,000               Lease expires 2012;
                                                          two 5 year
                                                          renewal options
San Antonio, Texas                44,000               Lease expires 2004;
                                                          two 5 year
                                                          renewal option

                                 Approximate
                                     Area                   Nature of
      Location                 (in square feet)             Occupancy
--------------------          ---------------          ----------------------
Operating Facilities (cont.):

Salt Lake City, Utah              20,000                Lease expires 2005;
                                                           two 3 year
                                                           renewal options
Chesapeake, Virginia              16,000                Lease expires 2007;
                                                           three 5 year
                                                           renewal options
Herndon, Virginia                 80,000                Lease expires 2004
Richmond, Virginia                34,000                Lease expires 2006
Kent, Washington                  42,000                Lease expires 2005;
                                                           one 5 year
                                                           renewal option
Seattle, Washington               33,000                Lease expires 2004
Fairmont, West Virginia           25,000                Lease expires 2005;
                                                           three 5 year
                                                           renewal options
  Mechelen, Belgium               20,000                Lease expires 2007

Administrative facilities:
  Raritan, New Jersey             53,000                Owned
  Burlington, North Carolina     293,000                Owned
  Burlington, North Carolina     273,000                Leases expire
                                                             2003-2010;
                                                             various options to
                                                             purchase or renew

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

Item 3.   LEGAL PROCEEDINGS

     The Company is involved in litigation purporting to be a nation-wide class action involving the alleged overbilling of patients who are covered by private insurance. The Company has reached a settlement with the class that will not exceed the existing reserves or have a material adverse effect on the Company. On January 9, 2001, the Company was served with a complaint in North Carolina which purports to be a class action and makes claims similar to those referred to above. The claim has been stayed and the plaintiffs' counsel has agreed to dismiss the case, with prejudice. The Company believes that the likelihood of an adverse result in the North Carolina case is remote. The Company is the appellant in a patent case originally filed in the United States District Court for the District of Colorado. The Company has disputed liability and contested the case vigorously. After a jury trial, the district court entered judgment against the Company for patent infringement. The Company has appealed the case to the United States Court of Appeals for the Federal Circuit. The Company has received a letter from its counsel dated February 7, 2003 stating "it remains our opinion that the amended judgment and order will be reversed on appeal".

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries from governmental agencies and Medicare or Medicaid payors, and managed care payors requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.


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

                                                High           Low
                                              --------       --------
2001
  First Quarter                                 43.750        24.875
  Second Quarter                                41.250        28.225
  Third Quarter                                 45.675        33.420
  Fourth Quarter                                45.000        36.500

                                                High           Low
                                              --------       -------
2002
  First Quarter                                 49.120        38.150
  Second Quarter                                52.375        43.300
  Third Quarter                                 45.210        26.000
  Fourth Quarter                                34.050        18.510

                                                High           Low
                                              ---------      --------
2003
  First Quarter (through February 28, 2003)     28.470        22.210

     On June 11, 2001 and on May 10, 2002, the Company effected 2-for-1 stock splits. The reported sales prices reflect such stock splits.

     On February 28, 2003 there were 481 holders of record of the Common Stock.

     It is currently the Company's policy not to pay dividends on its common stock in order to increase its flexibility with respect to its growth strategy. In addition, the Company's senior credit facilities place certain limits on the payment of dividends.

Item 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the five-year period ended December 31, 2002 are derived from consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.


                                              Year Ended December 31,
                               -------------------------------------------------
----------
                               2002 (a)(b)    2001        2000         1999
1998
                               ----------   --------    ---------    --------
---------
                                  (Dollars in millions, except per share
amounts)
Statement of Operations Data:
 Net sales                    $ 2,507.7   $ 2,199.8    $ 1,919.3    $ 1,698.7
$ 1,612.6
 Gross profit                   1,061.8       925.6        766.6        629.1
563.4
 Operating income                 435.0       367.6        245.6(d)     149.7
127.6
 Earnings before
  extraordinary loss              254.6       182.7        112.1         65.4
68.8
 Extraordinary loss, net of
  tax benefit                        --         3.2(c)         --          --
--
 Net earnings                     254.6       179.5        112.1         65.4
68.8

 Basic earnings
  per common share before
  extraordinary loss          $    1.78   $    1.31     $   0.82     $   0.30
$   0.49

 Extraordinary loss per
  common share, net
  of tax benefit              $      --   $    0.02     $     --     $    --
$     --

 Basic earnings
  per common share            $    1.78   $    1.29     $   0.82     $   0.30
$   0.49

 Diluted earnings
  per common share before
  extraordinary loss          $    1.77   $    1.29     $   0.80     $   0.29
$   0.49

 Extraordinary loss per
  common share, net
  of tax benefit              $      --   $    0.02     $     --     $     --
$     --

 Diluted earnings
  per common share            $    1.77   $    1.27     $   0.80     $   0.29
$   0.49

 Basic weighted average common
  shares outstanding
  (in thousands)                142,791     138,838       94,161       50,665
49,939

 Diluted weighted average common
  shares outstanding
  (in thousands)                144,198     141,077       96,299       51,509
49,939

Balance Sheet Data:
 Cash and cash
  equivalents                 $    56.4  $    149.2   $     48.8   $     40.3  $
22.7
 Intangible assets, net         1,217.5       968.5        865.7        803.9
836.2
 Total assets                   2,611.8     1,929.6      1,666.9      1,590.2
1,640.9
 Long-term obligations and
  redeemable preferred
  stock (e)                       521.5       509.2        355.8      1,041.5
1,110.0
 Total shareholders'
  equity                      $ 1,611.7  $  1,085.4   $    877.4   $    175.5  $
154.4


(a) On July 25, 2002, the Company completed the acquisition of all of the outstanding stock of Dynacare Inc. in a combination cash and stock transaction with a combined value of approximately $496.4 million, including transaction costs. See "Note 2 to the

Consolidated Financial Statements" for further discussion of this acquisition. During the third quarter of 2002, the Company recorded restructuring and other special charges totaling $17.5 million. These charges included a special bad debt provision of approximately $15.0 million related to the acquired Dynacare accounts receivable balance and restructuring expense of approximately $2.5 million relating to Dynacare integration costs of actions that impact the Company's existing employees and operations.

(b) Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". This Standard requires that goodwill and other intangibles that are acquired in business combinations and that have indefinite useful lives are not to be amortized. See "Note 10 to the Consolidated Financial Statements" for further discussion of the effect of SFAS No. 142.

(c) During the third quarter of 2001, the Company recorded an extraordinary loss of $3.2 million (net of tax benefit) relating to the write-off of unamortized bank fees associated with the Company's term debt, which was repaid in September of 2001. The Company also recorded a charge of $8.9 million as a result of a payment made to a bank to terminate an interest rate swap agreement tied to the Company's term loan.

(d) In the fourth quarter of 2000, the Company recorded a $4.5 million restructuring charge relating to the closing of its Memphis drug testing facility.

(e) Long-term obligations include capital lease obligations of $5.5 million, $6.1 million, $7.2 million, $4.4 million and $4.2 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively. Long-
term obligations also include the long-term portion of the expected value of future contractual amounts to be paid to the former principals of acquired laboratories. Such payments are principally based on a percentage of future revenues derived from the acquired customer lists or specified amounts to be paid over a period of time. At December 31, 2002, 2001, 2000, 1999 and 1998, such amounts were $0.0 million, $0.3 million, $2.1 million, $0.0 million and $7.7 million, respectively. Long-term obligations exclude amounts due to affiliates. On June 6, 2000, the Company called for redemption all of its outstanding redeemable preferred stock, resulting in the conversion of substantially all of the preferred stock into common stock. During 2001, the Company sold $744.0 million aggregate principal amount at maturity of its zero coupon convertible subordinated notes due 2021 in a private placement. The Company received approximately $488.6 million in net proceeds from the offering. The Company used a portion of the proceeds to repay
$412.5 million of its term loan outstanding under its credit agreement.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     During 2002, the Company accomplished several initiatives directly related to the implementation of the Company's strategic plan as well as expanding its national platform in routine testing. This plan continues to provide growth opportunities for the Company by building a leadership position in genomic and other advanced testing technologies primarily through internal development efforts, acquisitions and technology licensing activities.

    The Company's Center for Molecular Biology and Pathology, located in Research Triangle Park, NC is a leader in the development and application of molecular diagnostics and polymerase chain reaction, or PCR, technologies in the areas of diagnostic genetics, oncology and infectious disease. The Company believes that these technologies may represent a significant savings to the healthcare system by increasing the detection of early stage (treatable) diseases. The Company's National Genetics Institute in Los Angeles, CA, develops novel, highly-sensitive PCR methods used to test for hepatitis C and other infectious agents and is the only laboratory in the U.S. that is FDA-approved to screen plasma for infectious diseases. Viro-Med Laboratories, Inc., based in Minneapolis, MN, offers molecular microbial testing using real-time PCR platforms and provides significant additional capacity to support the continued expansion of the Company's advanced testing business. These Centers of Excellence enable the Company to provide a broad menu of testing services for the infectious disease and cancer markets, which the Company believes represent two of the most significant areas of future growth in the clinical laboratory industry.

     On July 25, 2002, the Company completed its acquisition of Dynacare, a provider of clinical laboratory testing services in 21 states in the United States and two provinces in Canada. Dynacare had 2001 revenues of approximately $238.0 million and had approximately 6,300 employees at the closing date of the acquisition. This acquisition directly supports the Company's strategic objectives of strengthening its national presence by expanding the Company's geographic reach not only in various regions of the U.S., but also in Canada and allows the Company to further enhance service to its clients and their patients by offering more conveniently located patient service centers and on-site testing facilities. It also allows the Company to broaden the array of testing services currently available to physicians, particularly in specialized fields such as molecular biology, genetics, oncology and infectious disease. The Company achieved $4.0 million in synergy savings relating to the integration of Dynacare by the end of 2002 and expects to realize total savings of $45.0 million by the end of 2004.

     The Company completed the acquisition of DIANON on January 17, 2003. DIANON had 2001 revenues of approximately $125.7 million and had approximately 1,100 employees at the closing date of the acquisition. This acquisition significantly enhances the Company's oncology testing capabilities. DIANON is recognized by physicians, managed care companies and other customers as a leading provider of a wide range of anatomic pathology testing services, which complement the Company's strengths in other areas of cancer testing, particularly cytology. The Company expects that DIANON's extremely effective specialized sales force, scientific expertise, efficient operating model and proprietary CarePath clinical reporting system will allow it to enhance its cancer testing business and will position it to more effectively market and distribute the advanced testing technologies that the Company has developed internally or has licensed from its technology partners, such as Myriad Genetics, Inc., EXACT Sciences Corporation, Celera Diagnostics and Correlogic Systems, Inc. The Company expects to achieve synergy savings relating to the integration of DIANON of $7.5 million in 2003 and total synergy savings of $35.0 million by 2005.

     In February 2003, the Company announced an agreement to pay $4.5 million in cash to purchase certain assets in Northern California from Quest Diagnostics Incorporated. The assets to be purchased include the assignment of four contracts with independent physician associations (IPAs), as well as the leases for 46 patient service centers, which are located throughout Northern California. Acquiring these assets provides the Company an immediate, competitive presence in Northern California for the first time. Quest Diagnostics has indicated that approximately $27.0 million in annual revenues is generated by capitated fees under the IPA contracts and associated fee-for-service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians. The IPAs have already consented to the assignment of the contracts. The asset sale to the Company has been approved by the Federal Trade Commission.

     The Company has announced a number of significant licensing and partnership agreements which provide it with access to new testing technologies that it expects will have an increasing impact on diagnostic testing.

     In December 2001, the Company entered into exclusive licensing and marketing relationships with EXACT Sciences and Myriad Genetics. In June 2002, the creation of an exclusive, long-term strategic partnership with EXACT Sciences to commercialize PreGen-Plus, EXACT Sciences' proprietary, non-invasive technology to aid in the early detection of colorectal cancer, was announced. The Company plans to launch this gene-based test, which represents a significant new tool for the early detection of colorectal cancer, in the second half of 2003. As a result of the exclusive sales and distribution partnership with Myriad Genetics, physicians now have the convenience of sending patients to one of the Company's patient service centers for Myriad Genetics' predisposition testing for breast, ovarian, colon, uterine and melanoma skin cancers, as well as hypertension. The Company's relationship with Myriad Genetics makes it one of the few clinical laboratories in the U.S. to provide the entire oncology care continuum from predisposition to surveillance testing, including screening, evaluation, diagnosis and monitoring options.

     In October 2002, the Company announced a collaboration with Celera to establish the clinical utility of laboratory tests based on novel diagnostic markers. The initial areas of collaboration include efforts to improve the diagnosing of Alzheimer's patients and to identify metastatic prostate cancer. This exclusive relationship is a continuation of the Company's strategy to develop a broad genomics testing menu for cancer.

     In November 2002, the Company announced an agreement with Correlogic Systems to commercialize its ovarian cancer protein blood pattern test for the detection of ovarian cancer, which offers the prospect of accurate and early detection of ovarian cancer. This is a common disease, which if detected early enough, is readily treated and often curable.

     In addition to the acquisitions and relationships discussed above, the Company believes future performance will be positively affected by several factors: 1) The expansion of higher-value genomic tests such as Cystic Fibrosis, HCV and HIV genotyping, along with the continued growth of HIV viral loads and HPV testing; 2) Continued conversion of traditional pap smears to the newer, high value monolayer technology; 3) Continued progress with existing licensing and business relationships (such as Myriad Genetics, EXACT Sciences, Correlogic and Celera); 4) The Company's ongoing business acquisition strategy; 5) Growing demand for genomic testing is creating a positive shift in test mix toward higher value testing; and 6) Improving regulatory and reimbursement environment in Washington, such as the 1.19% CPI increase in the Medicare national median lab fee schedule and the recent reversal in the proposed cuts to the physician services fee schedule.

     As a result of the acquisitions of Dynacare and DIANON, coupled with expected internal growth, the Company expects that 2003 revenues will grow approximately 22% over revenue in 2002.

     The application of the Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets", resulted in a decrease in amortization expense of approximately $26.0 million for 2002.

     On October 22, 2002, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $150.0 million of its common stock from time-to-time. There were no Company purchases of its common stock during 2002. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

Seasonality

     Volume of testing generally declines during the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues and cash flows.
Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the allowances for doubtful accounts, amortization lives for intangible assets, accruals for self-insurance reserves and reserves for professional liability claims.

The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. Billings for services under third-party payor programs, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement as an adjustment to net revenues.

In addition, the Company has implemented a process to estimate and review the collectibility of its receivables based on the period they have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the reserve estimates, which involves judgment. The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the correct information in order to bill effectively for the services provided. Revisions in reserve for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. The Company believes that its collection and reserves processes, along with the close monitoring of its billing processes, helps reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". This Standard requires that goodwill and other intangibles that are acquired in business combinations and that have indefinite useful lives are not to be amortized and are to be reviewed for impairment annually based on an assessment of fair value. Other intangibles (patents and technology, customer lists and non-compete agreements), are amortized on a straight-line basis over the expected periods to be benefited, such as legal life for patents and technology, 10 to 25 years for customer lists and contractual lives for non-compete agreements. The impact of adopting SFAS No. 142 is summarized in Note 10 to the Consolidated Financial Statements.

Accruals for self-insurance reserves (including workers' compensation, auto and employee medical) are determined based on historical payment trends and claims history, along with current and estimated future economic conditions.

Professional liability reserves incorporate actuarially determined losses based upon the Company's historical and projected loss experience.

While management believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. See "Note 1 to the Consolidated Financial Statements" for further discussion of significant accounting policies.

Results of Operations

Year ended December 31, 2002 compared with Year ended December 31,
2001.

     Net sales for 2002 were $2,507.7 million, an increase of 14.0% from $2,199.8 million reported in the comparable 2001 period. Testing volume, measured by accessions, increased 10.7% (primarily as a result of the Dynacare acquisition and esoteric volume growth) and price per accession increased 3.3% (due in part to the shift in test mix to higher-value esoteric tests) compared to 2001.

     Cost of sales, which includes primarily laboratory and distribution costs, was $1,445.9 million for 2002 compared to $1,274.2 million in 2001, an increase of 13.5%. In the third quarter of 2002, the Company announced a slowdown in volume growth in the Carolinas. In order to reverse these declines in volume, the Company initiated a reinvestment program that included adding individuals and facilities to improve client service. Although this reinvestment moderately increased the fourth quarter expenses as expected, there was an improvement in the ratio of new to lost accounts in the affected region. Also, the Company incurred certain costs associated with the acquisition and integration of Dynacare such as additional overtime and temporary help and the payment of retention bonuses. Additional costs continue to be incurred due to growth in esoteric and genomic testing and higher volume of Pap tests being performed using more expensive monolayer technology. Cost of sales as a percentage of net sales was 57.7% for 2002 and 57.9% in 2001.

     Selling, general and administrative expenses increased to $585.5 million in 2002 from $516.5 million in 2001 representing an increase of $69.0 million or 13.4%. This increase resulted primarily from personnel and other costs as a result of the Dynacare acquisition. Selling, general and administrative expenses were 23.3% and 23.5% as a percentage of net sales in 2002 and 2001, respectively.

     The amortization of intangibles and other assets was $23.8 million and $41.5 million for 2002 and 2001, respectively. The decrease in the amortization expense is due to the adoption in 2002 of the non-amortization provisions of SFAS No. 142 for goodwill offset partially by increases in identifiable intangibles amortization resulting from the acquisition of Dynacare.

     During the third quarter of 2002, the Company recorded restructuring and other special charges totaling $17.5 million. The $17.5 million was comprised of a special bad debt provision of approximately $15.0 million related to the acquired Dynacare accounts receivable balance and an additional $2.5 million relating to integration costs of actions that impact the Company's existing employees and operations.

     Interest expense was $19.2 million in 2002 compared to $27.0 million in 2001. The reduction in interest expense reflects the Company's lower cost of borrowings from its zero coupon-subordinated notes as well as overall market rate declines in interest rates in 2002 compared to 2001.

     As a result of the Dynacare acquisition, the Company has investments in equity affiliates in Milwaukee, Wisconsin, Ontario, Canada and Alberta, Canada. These investments are accounted for under the equity method of accounting and resulted in other income of $13.4 million for 2002.

     Provision for income taxes was $177.7 million in 2002 compared to $149.6 million in 2001. The effective tax rate was 41.1% in 2002 and 45.0% in 2001. The decrease in the effective tax rate is primarily due to the elimination of amortization related to goodwill upon adoption of SFAS No. 142 and, to a smaller extent, the Company's reduction of $1.7 million of valuation allowance relating to its net deferred tax assets.

Year ended December 31, 2001 compared with Year ended December 31,
2000.

     Net sales for 2001 were $2,199.8 million, an increase of 14.6% from $1,919.3 million reported in 2000. Sales increased approximately 8.2% due to an increase in volume and 5.9% due to an increase in price per accession (which reflects actual price increases and changes in the mix of tests performed). These increases occurred as a result of the Company's success in winning new business as well as retaining and increasing business from existing customers. Excluding acquisitions, revenues would have increased 10.6%.

     Cost of sales, which includes primarily laboratory and distribution costs, was $1,274.2 million for 2001 compared to $1,152.7 million in 2000, an increase of 10.5%. The majority of the increase in cost of sales is due to an increase in volume (approximately $95.0 million), with an additional increase of $13.0 million due to increases in the volume of Pap tests performed using monolayer technology. In addition, the Company incurred incremental costs of approximately $6.0 million as it implemented a self-mandated safety needle program. Cost of sales as a percentage of net sales was 57.9% for 2001 and 60.0% in 2000. The decrease in the cost of sales as a percentage of net sales primarily resulted from higher margin test mix, continued cost reduction efforts and economies of scale achieved through volume growth.

     Selling, general and administrative expenses increased to $516.5 million in 2001 from $483.0 million in 2000 representing an increase of $33.5 million or 6.9%. Selling, general and administrative expenses were 23.5% and 25.2% as a percentage of net sales in 2001 and 2000, respectively. The increase in selling, general and administrative expenses is primarily the result of the Company's acquisitions during the year combined with additional bad debt expense as a result of the increase in net sales.

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

Liquidity and Capital Resources

     Net cash provided by operating activities was $444.9 million, $316.0 million and $246.7 million, in 2002, 2001 and 2000, respectively. The increase in cash flow from operations in both 2002 and 2001 primarily resulted from overall improved operating results and the expansion of the business through acquisitions, and the improvement of the Company's DSO to 54 days at the end of 2002 from 58 days at the end of 2001.

     Capital expenditures were $74.3 million, $88.1 million and $55.5 million for 2002, 2001 and 2000, respectively. The Company expects capital expenditures of approximately $90.0 million in 2003. These expenditures are intended to continue to improve information systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's new senior credit facilities.

     In connection with the acquisition of DIANON, on January 31, 2003, the Company completed a private placement of $350.0 million in senior notes, which was used to repay the $350.0 million bridge loan that was entered into to fund part of the DIANON purchase. The notes, in an aggregate principal amount of $350.0 million, will bear an interest rate of 5.5% and resulted in net proceeds of $345.1 million.

     In conjunction with the acquisition of DIANON, the Company's planned financing of the acquisition, and announced shared repurchase plan, Standard and Poor's lowered its overall rating on the Company to BBB from BBB+ and Moody's issued a Baa3 rating to the Company's newly issued Senior Notes.

     The Company's DSO at the end of 2002 improved to 54 days as compared to 58 days at the end of 2001. This improvement was due to Company-wide efforts to increase cash collections from all payors, as well as on-going improvements to claim submission processes. In addition, the Company continued to take steps necessary to improve DSO and cash collections by:

1) Conversion of decentralized billing locations, including former Dynacare locations, to a centralized billing system. During
2002, billing activity in Denver, Phoenix and Seattle was converted to the centralized billing system. In 2003 and 2004, the Company will concentrate its conversion activities on the Dynacare locations as well as begin conversion of the DIANON locations.
2) Implementation of, beginning in the first quarter of 2000, an initiative to reduce the number of requisitions received that are missing certain billing information. This initiative involves measuring the number of clinical requisitions received from an ordering client, as well as what specific information was not provided. The Company then identifies root causes of why the information was missing and takes steps to ensure that information is provided in the future. These steps include re-educating clients as to what information is needed in order for the Company to bill and collect for the test. As of December
31, 2002, the percentage of requisitions received which were missing billing information was 4.6% as compared to 6.0% at the end of 2001.

     During September 2001, the Company repaid its outstanding balance of $412.5 million on its term loan facility with the proceeds from the issuance of zero coupon-subordinated notes. Interest expense on the zero coupon-subordinated notes in the financial statements is computed based on the notes' original issue discount amortization for an effective rate of 2% per year. This non-cash interest expense totaled approximately $12.0 million in 2002 as compared to interest expense of $27.0 million in 2001 (primarily related to the Company's retired term debt). As the Company does not pay any interest on the zero coupon-subordinated notes prior to their maturity on September 11, 2021 (unless certain contingencies are met), the replacement of the Company's long-term debt with the zero coupon-subordinated notes will result in increases to the Company's available cash.

     This reduction in cash interest expense and the resulting retention of operating cash flows in the business is expected to provide the Company increased flexibility in pursuing strategic investments through possible acquisitions, technology purchases and key business relationships.

     In February 2002, the Company entered into two senior credit facilities with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions totaling $300.0 million. The senior credit facilities consisted of a 364-day revolving credit facility in the principal amount of $100.0 million and a three-year revolving credit facility in the principal amount of $200.0 million.

     On July 24, 2002, in conjunction with the acquisition of Dynacare, the Company borrowed $150.0 million under the Dynacare

Bridge Loan Agreement, which had an original maturity date of July 23, 2003. On November 29, 2002, the Company repaid all outstanding balances under the Dynacare bridge loan and as a result, the loan has been terminated.

     On January 14, 2003, the Company entered into a new $150.0 million 364-day revolving credit facility with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions to replace the existing $100.0 million 364-day revolving credit facility, which had terminated. The $200.0 million three-year revolving credit facility was amended on January 14, 2003 and expires on February 18, 2005.

     On January 17, 2003, in conjunction with the acquisition of DIANON, the Company borrowed $350.0 under the DIANON Bridge Loan Agreement with Credit Suisse First Boston, acting as Administrative Agent. On January 31, 2003, the Company sold $350.0 aggregate principal amount of its 5 1/2 % Senior Notes due February 1, 2013. Proceeds from the issuance of these Notes ($345.1), together with cash on hand was used to repay the $350.0 principal amount of the Company's bridge loan facility, and as a result, the loan was terminated.

Pension Funding

     During 2000, 2001 and 2002, the Company made contributions to its defined pension plan in the amounts of $8.6, $10.2 and $18.3, respectively. The Company expects to contribute $18.0 to its defined pension plan during 2003. See "Note 23 to the Consolidated Financial Statements" for a further discussion of the Company's pension and postretirement plans.

New Accounting Pronouncements

     See "Note 25 to Consolidated Financial Statements" for a discussion of new accounting pronouncements.

Contractual Cash Obligations

                                     Payments Due by Period
                               ------------------------------------
                               1 Yr     2-3 Yrs   4-5 Yrs   > 5 Yrs
                               ------   -------  --------   --------
Capital lease obligations      $  3.6   $  5.4    $   4.1     $   --
Operating leases                 52.8     70.0       35.3       32.2
Contingent future acquisition
  payments                        5.7       --         --         --
Restructuring obligations         2.8      1.8        1.8        7.3
Contingent future licensing
  payments                       42.5      7.0       15.0         --
5 1/2 % Senior Notes               --       --         --      345.1
Zero Coupon-Subordinated Notes     --    530.5(a)      --         --
                               ------    ------     -----      -----
  Total contractual cash
     obligations               $107.4   $614.7     $ 56.2     $384.6
                                =====    =====      =====      =====

(a) Holders of the zero coupon-subordinated notes may require the Company to purchase all or a portion of their notes on September 11, 2004, 2006 and 2011 at prices ranging from $712.97 to $819.54 per note. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. If the holders elect to require the Company to purchase their notes, it is the Company's current intention to retire the notes by a cash payment. However, future market conditions are subject to change. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to obtain alternate financing to satisfy this contingent obligation.

Other Commercial Commitments

     At December 31, 2002, the Company provided letters of credit aggregating approximately $45.6 million, primarily in connection with certain insurance programs. These letters of credit are secured by the Company's senior credit facilities and are renewed annually, around mid-year.


Based on current and projected levels of operations, coupled with availability under its new senior credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs. For a discussion of the Company's zero coupon-subordinated notes, see "Note 13 to Consolidated Financial Statements." For a discussion of the Company's new senior credit facilities, see "Note 14 to Consolidated Financial Statements."


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

5. failure to comply with HIPAA, which could result in significant fines.

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

11.inability to attract and retain experienced and qualified personnel.

12.failure to maintain our days sales outstanding levels.

13.decrease in credit ratings by Standard & Poor's and/or Moody's.

14.failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests.

15.failure in the Company's information technology systems resulting in an increase in testing turn-around time or billing processes.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has included in the past, the use of derivative financial instruments such as interest rate swap agreements. Dynacare has cross currency and interest rate swap agreements due January 15, 2006, whereby Dynacare has swapped $85.5 million Canadian dollar denominated receivables due from certain of its subsidiaries for $58.9 million. These same subsidiaries have swapped in aggregate $85.5 million Canadian dollar denominated debt due to Dynacare into $58.9 million. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the

Company's financial position or results of operations.

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

     Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2002.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Reference is made to the Index on Page F-1 of the Financial Report included herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.

                          PART III

     The information required by Part III, Items 10, 11, 13 and 15, of Form 10-K is incorporated by reference to the registrant's definitive proxy statement for its 2003 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     See "Note 20 to the Consolidated Financial Statements" for a discussion of the Company's Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference in the information under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement.

Item 14.   CONTROLS AND PROCEDURES

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

     There were no significant changes in the Company's internal controls or in other factors that could significantly effect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

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

           (3)  Index to and List of Exhibits

                Exhibits:

      Exhibits 10.2 through 10.7 and 10.12 through 10.20 are management contracts or compensatory plans or arrangements.

3.1 - Amended and Restated Certificate of Incorporation of the Company dated May 24, 2001 (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).
3.2 - Amended and Restated By-Laws of the Company dated April 28, 1995 (incorporated herein by reference to the Company's report on Form 8-K, filed with the Commission on May 12, 1995).
4.1 - Specimen of the Company's Common Stock Certificate (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.2 - Indenture dated September 11, 2001 between the Company and Bank of New York, as trustee (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).
4.3 - Registration Rights Agreement dated September 11, 2001 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).
4.4 - Rights Agreement dated December 13, 2001 between the Company and American Stock Transfer & Trust Company, as rights Agent (incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on December 21, 2001, File No. 001-11353).
4.5 - Indenture dated as of January 31, 2003 between the Company and Wachovia Bank, National Association, as trustee (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

4.6 - Registration Rights Agreement, dated as of January 28, 2003 between the Company and the Initial Purchasers (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3,
         2003).
10.1 - National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.2 - National Health Laboratories 1988 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form S-1, filed with the Commission on July 9, 1990, File No. 33-35782).
10.3 -   National Health Laboratories 1994 Stock Option Plan
        (incorporated herein by reference to the Company's
         Registration Statement on Form S-8, filed with the Commission on August 12, 1994, File No. 33-55065).
10.4* - Laboratory Corporation of America Holdings Master Senior Executive Severance Plan.
10.5 - Special Severance Agreement dated June 28, 1996 between the Company and Timothy J. Brodnik (incorporated herein by reference to the October 24, 1996 8-K).
10.6 - Special Severance Agreement dated July 12, 1996 between the Company and John F. Markus (incorporated herein by reference to the October 24, 1996 8-K).
10.7 - Special Severance Agreement dated June 28, 1996 between the Company and Robert E. Whalen (incorporated herein by reference to the October 24, 1996 8-K).
10.8 - Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the May 12, 1995 Form 8-K).
10.9 - Three-Year Credit Agreement dated February 20, 2002 among the Company, the lenders named therein and Credit Suisse First Boston, as administrative agent (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.10 - First Amendment to the Three-Year Credit Agreement, dated January 14, 2003 (incorporated herein by reference to the January 17, 2003 Form 8-K, filed with the Commission on February 3, 2003).
10.11 - 364-Day Credit Agreement dated January 14, 2003 among the Company, the lenders named therein and Credit Suisse First Boston, as administrative agent (incorporated herein by reference to the January 17, 2003 Form 8-K, filed with the Commission on February 3,
         2003).
10.12 - Laboratory Corporation of America Holdings 1995 Stock Plan for Non-Employee Directors dated September 26, 1995 (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on September 26, 1995, File No. 33-62913).
10.13 - Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to the Company's 1997 Annual Proxy Statement, filed with the Commission on June 6, 1997).
10.14 - Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to Annex I of the Company's 2001 Annual Proxy Statement, filed with the Commission on April 25, 2001).

10.15 -  Laboratory Corporation of America Holdings 1997
         Employee Stock Purchase Plan (incorporated herein by reference to Annex I of the Company's Registration Statement on Form S-8 filed with the Commission on December 13, 1996, File No. 333-17793).
10.16 - Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan
         (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on January 10, 2000, File No. 333-94331).
10.17 - Laboratory Corporation of America Holdings Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company's 1999 Annual
         Proxy Statement filed with the Commission of May 3,
         1999).
10.18 - Laboratory Corporation of America Holdings 2000 Stock Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on June 5, 2000, File No. 333-
         38608).
10.19 -  Amendments to the 2000 Stock Incentive Plan
         (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on June 19, 2002, File No. 333-90764).
10.20 -  Dynacare Inc., Amended and Restated Employee Stock
         Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on August 7, 2002, File No. 333-97745).
10.21 -  Support Agreement between Roche Biomedical
         Laboratories, Inc. and Hoffmann-La Roche Inc., dated as of April 27, 1995.
10.22 - First Amendment to Support Agreement between Roche Biomedical Laboratories, Inc. and Hoffmann-La Roche
         Inc., dated as of July 26, 1995.
10.23 -  Second Amendment to Support Agreement between
         Laboratory Corporation of America Holdings, Hoffmann-La Roche Inc., Roche Molecular Systems, Inc. and Roche Diagnostic Systems, Inc., dated as of January 1, 1997.
10.24 - Third Amendment to Support Agreement between Laboratory Corporation of America Holdings, Hoffmann-La Roche Inc., Roche Molecular Systems, Inc. and Roche Diagnostic Systems, Inc., dated as of October 1, 1997.
10.25 -  Fourth Amendment to Support Agreement between
         Laboratory Corporation of America Holdings, Hoffmann-La Roche, Inc., Roche Molecular System, Inc., dated as of January 1, 1998.

21*   -  List of Subsidiaries of the Company

23.1* -  Consent of PricewaterhouseCoopers LLP

24.1* -  Power of Attorney of Jean-Luc B,lingard
24.2* -  Power of Attorney of Wendy E. Lane
24.3* -  Power of Attorney of Robert E. Mittelstaedt, Jr.
24.4* -  Power of Attorney of James B. Powell, M.D.
24.5* -  Power of Attorney of Andrew G. Wallace, M.D.

99.1* -  Written Statement of Chief Executive Officer and Chief
         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*     Filed herewith.

(b)   Reports on Form 8-K

(1) A current report on Form 8-K dated October 2, 2002 was filed on October 2, 2002 by the registrant, in connection with the press release dated October 2, 2002 announcing an agreement with Celera Diagnostics to collaborate in establishing the clinical utility of laboratory tests based on novel diagnostic markers for Alzheimer's disease, breast cancer, and prostate cancer.

(2) A current report on Form 8-K dated October 22, 2002 was filed on October 22, 2002 by the registrant, in connection with the press release dated October 22, 2002 announcing that the Company's
Board of Directors authorized a stock repurchase program.

(3) A current report on Form 8-K dated November 11, 2002 was filed on November 12, 2002, by the registrant in connection with the press release dated November 11, 2002 announcing that the Company entered into a definitive agreement to acquire all of the outstanding shares of DIANON Systems, Inc. for $47.50 per share in cash.

(4) A current report on Form 8-K dated November 14, 2002 was filed on November 14, 2002 by the registrant, containing the Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LABORATORY CORPORATION OF AMERICA HOLDINGS
                           -------------------------------------------
                                          Registrant


                                    By: /s/ THOMAS P. MAC MAHON
                                       --------------------------------
                                       Thomas P. Mac Mahon
                                       Chairman of the Board, President
                                       and Chief Executive Officer

Dated:  March 28, 2003

      l

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 28, 2003 in the capacities indicated.

      Signature                                Title
      ---------                                ------


/s/ THOMAS P. MAC MAHON
-------------------------------------------    Chairman of the Board,
Thomas P. Mac Mahon                            President and Chief
                                               Executive Officer
                                              (Principal Executive Officer)

/s/ WESLEY R. ELINGBURG
-------------------------------------------    Executive Vice President,
Wesley R. Elingburg                            Chief Financial Officer
                                               and Treasurer
                                              (Principal Financial Officer
                                               and Principal Accounting
                                               Officer)

/s/ JEAN-LUC BELINGARD*                  	Director
----------------------------------------
Jean-Luc Belingard

/s/ WENDY E. LANE*                       	Director
----------------------------------------
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*        	Director
----------------------------------------
Robert E. Mittelstaedt, Jr.

/s/ JAMES B. POWELL, M.D.*               	Director
-----------------------------------------
James B. Powell, M.D.

/s/ ANDREW G. WALLACE, M.D.*            	Director
----------------------------------------
Andrew G. Wallace, M.D.


* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.



By:/s/ BRADFORD T. SMITH
   ------------------------------------------
   Bradford T. Smith
   Attorney-in-fact

Certification
-------------

I, Thomas P. Mac Mahon, certify that:

1. I have reviewed this annual report on Form 10-K of Laboratory Corporation of America Holdings;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
      -----------------
                               /s/ THOMAS P. MAC MAHON
                               -----------------------
                                   Thomas P. Mac Mahon
                                   Chief Executive Officer

Certification
-------------

I, Wesley R. Elingburg, certify that:

1. I have reviewed this annual report on Form 10-K of Laboratory Corporation of America Holdings;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
      -----------------
                               /s/ WESLEY R. ELINGBURG
                               -----------------------
                                   Wesley R. Elingburg
                                   Chief Financial Officer

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SCHEDULE



                                                               Page
                                                               ----

Report of Independent Accountants                               F-2

Consolidated Financial Statements:

Consolidated Balance Sheets                                     F-3

Consolidated Statements of Operations                           F-4

Consolidated Statements of Changes in Shareholders'
   Equity                                                       F-5

Consolidated Statements of Cash Flows                           F-7

Notes to Consolidated Financial Statements                      F-9

Financial Statement Schedule:

  II - Valuation and Qualifying Accounts and Reserves          F-38

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Laboratory Corporation of America Holdings

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible
Assets" which changed the method of accounting for goodwill and other intangible assets effective January 1, 2002.



PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 14, 2003

PART I - FINANCIAL INFORMATION


Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions, Except Per Share Data)

                                             December 31,        December 31,
                                             -------------      -------------
                                                 2002                2001
                                             --------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                  $     56.4          $    149.2
  Accounts receivable, net                        393.0               365.5
  Supplies inventories                             44.8                38.7
  Prepaid expenses and other                       33.8                16.7
  Deferred income taxes                            68.7                54.4
                                              ---------           ---------
Total current assets                              596.7               624.5

Property, plant and equipment, net                351.2               309.3
Goodwill                                          910.1               719.3
Identifiable intangible assets, net               307.4               249.2
Investments in equity affiliates                  400.6                  --
Other assets, net                                  45.8                27.3
                                              ---------           ---------
                                             $  2,611.8          $  1,929.6
                                              =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $     79.9          $     60.2
  Accrued expenses and other                      148.5               125.6
  Current portion of long-term debt                 0.4                  --
                                              ---------           ---------
Total current liabilities                         228.8               185.8

Zero coupon-subordinated notes                    512.9               502.8
Long-term debt, less current portion                3.1                  --
Capital lease obligations                           5.5                 6.1
Other liabilities                                 249.8               149.5

Commitments and contingent liabilities               --                  --

Shareholders' equity:
  Preferred Stock, $0.10 par value; 30,000,000
    shares authorized; shares issued: none
  Common stock, $0.10 par value; 265,000,000
    shares authorized; 147,839,103 and
    141,107,436 shares issued and outstanding
    at December 31, 2002 and December 31,
    2001, respectively                             14.8                14.2
  Additional paid-in capital                    1,406.5             1,081.7
  Retained earnings                               266.1                11.5
  Treasury stock, at cost; 97,426 shares
    at December 31, 2002                           (4.4)                 --
  Unearned restricted stock compensation          (41.4)              (13.2)
  Accumulated other comprehensive loss            (29.9)               (8.8)
                                              ---------           ---------
   Total shareholders' equity                   1,611.7             1,085.4
                                              ---------           ---------
                                             $  2,611.8          $  1,929.6
                                              =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Millions, Except Per Share Data)

                                           Years Ended December 31,
                                     ------------------------------------
                                        2002         2001         2000
                                     ---------    ----------   ----------
Net sales                            $ 2,507.7    $ 2,199.8    $ 1,919.3

Cost of sales                          1,445.9      1,274.2      1,152.7
                                      --------     --------     --------
Gross profit                           1,061.8        925.6        766.6

Selling, general and
  administrative expenses                585.5        516.5        483.0
Amortization of intangibles
  and other assets                        23.8         41.5         33.5
Restructuring and other
   special charges                        17.5           --          4.5
                                      --------     --------     --------
Operating income                         435.0        367.6        245.6

Other income (expenses):
  Loss on sale of assets                  (0.6)        (1.8)        (1.0)
  Interest income                          3.7          2.4          1.5
  Interest expense                       (19.2)       (27.0)       (38.5)
  Income from equity
    investments, net                      13.4           --           --
  Termination of interest rate
    swap agreement                          --         (8.9)          --
                                      --------     --------     --------
Earnings before income taxes
  and extraordinary loss                 432.3        332.3        207.6
Provision for income taxes               177.7        149.6         95.5
                                      --------     --------     --------
Earnings before
  extraordinary loss                     254.6        182.7        112.1
Extraordinary loss, net of
  tax benefit                               --          3.2           --
                                      --------     --------     --------
Net earnings                             254.6        179.5        112.1

Less preferred stock dividends              --           --        (34.3)
Less accretion of mandatorily
  redeemable preferred stock                --           --         (0.3)
                                      --------     --------     --------
Net earnings attributable to
  common shareholders                $   254.6    $   179.5    $    77.5
                                      ========     ========     ========
Basic earnings per
  common share before
  extraordinary loss                 $    1.78   $     1.31   $     0.82
Extraordinary loss, net of
  tax benefit                               --         0.02           --
                                      --------    ---------    ---------
Basic earnings per
  common share                       $    1.78   $     1.29   $     0.82
                                      ========    =========    =========
Diluted earnings per
  common share before
  extraordinary loss                 $    1.77   $     1.29   $     0.80
Extraordinary loss, net of
  tax benefit                               --         0.02           --
                                      --------    ---------    ---------
Diluted earnings per
  common share                       $    1.77   $     1.27   $     0.80
                                      ========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

          LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Millions)

                                           Additional    Retained
                                  Common    Paid-in      Earnings     Treasury
                                  Stock      Capital     (Deficit)      Stock
                                 --------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1999     $  5.2     $  420.0     $ (245.5)     $   --
Comprehensive earnings:
  Net earnings                       --           --        112.1          --
  Other comprehensive loss:
    Foreign currency translation
      adjustments                    --           --           --          --
                                  -----      -------      -------       -----
Comprehensive earnings               --           --        112.1          --
Issuance of common stock            0.2         17.6           --          --
Issuance of restricted stock
  awards                             --          9.3           --          --
Amortization of unearned
  restricted stock compensation      --           --           --          --
Income tax benefit from stock
  options exercised                  --         19.0           --          --
Conversion of preferred stock
  into common stock                 4.2        579.7           --          --
Preferred stock dividends            --           --        (34.3)         --
Accretion of mandatorily
  redeemable preferred stock         --           --         (0.3)         --
                                  -----      -------      -------       -----
BALANCE AT DECEMBER 31, 2000     $ 14.0     $1,041.2     $ (168.0)     $   --
Comprehensive earnings:
  Net earnings                       --           --        179.5          --
  Other comprehensive loss:
    Cumulative effect of change
     in accounting principle
      (net-of-tax of $0.4)           --           --           --          --
    Unrealized derivative loss
     on cash flow hedge              --           --           --          --
    Termination of interest
      rate swap agreement            --           --           --          --
    Foreign currency translation
      adjustments                    --           --           --          --
    Minimum pension liability
      adjustment                     --           --           --          --
                                  -----      -------      -------       -----
Comprehensive earnings               --           --        179.5          --
Issuance of common stock            0.2         14.8           --          --
Issuance of restricted stock
  awards                             --         11.3           --          --
Amortization of unearned
  restricted stock compensation      --           --           --          --
Income tax benefit from stock
  options exercised                  --         14.4           --          --
                                  -----      -------      -------       -----
BALANCE AT DECEMBER 31, 2001     $ 14.2     $1,081.7     $   11.5      $   --
Comprehensive earnings:
  Net earnings                       --           --        254.6          --
  Other comprehensive loss:
   Foreign currency translation
     adjustments                     --           --           --          --
   Minimum pension liability
     adjustment                      --           --           --          --
   Tax effect of other
     comprehensive loss
     adjustments                     --           --           --          --
                                  -----      -------      -------       -----
Comprehensive earnings               --           --        254.6          --
Issuance of common stock            0.1         18.2           --          --
Issuance of restricted stock
  awards                             --         40.9           --          --
Surrender of restricted stock
  awards                             --           --           --        (4.4)
Issuance of common stock and
  assumption of stock options in     --           --           --          --
  connection with acquisition,
  (net of forfeitures)              0.5        249.7           --          --
Amortization of unearned
  restricted stock compensation      --           --           --          --
Income tax benefit from stock
  options exercised                  --         16.0           --          --
                                  -----      -------      -------       -----
BALANCE AT DECEMBER 31, 2002     $ 14.8     $1,406.5     $  266.1      $ (4.4)
                                  =====      =======      =======       =====

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                       (Dollars in Millions)

                                     Unearned     Accumulated
                                    Restricted      Other           Total
                                      Stock      Comprehensive   Shareholders'
                                   Compensation      Loss           Equity
                                   ------------  -------------  --------------
BALANCE AT DECEMBER 31, 1999        $   (4.1)      $   (0.1)       $  175.5
Comprehensive earnings:
  Net earnings                            --             --           112.1
  Other comprehensive loss:
    Foreign currency translation
      adjustments                         --           (0.3)           (0.3)
                                     -------        -------         -------
Comprehensive earnings                    --           (0.3)          111.8
Issuance of common stock                  --             --            17.8
Issuance of restricted stock
  awards                                (9.3)            --              --
Amortization of unearned
  restricted stock compensation          4.0             --             4.0
Income tax benefit from stock
  options exercised                       --             --            19.0
Conversion of preferred stock
  into common stock                       --             --           583.9
Preferred stock dividends                 --             --           (34.3)
Accretion of mandatorily
  redeemable preferred stock              --             --            (0.3)
                                     -------        -------         -------
BALANCE AT DECEMBER 31, 2000            (9.4)          (0.4)          877.4
Comprehensive earnings:
  Net earnings                            --             --           179.5
  Other comprehensive loss:
    Cumulative effect of change
     in accounting principle
      (net-of-tax of $0.4)                --             0.6            0.6
    Unrealized derivative loss
     on cash flow hedge                   --            (9.5)          (9.5)
    Termination of interest
      rate swap agreement                 --             8.9            8.9
    Foreign currency translation
      adjustments                         --            (0.6)          (0.6)
    Minimum pension liability
      adjustment                          --            (7.8)          (7.8)
                                     -------         -------        -------
Comprehensive earnings                    --            (8.4)         171.1
Issuance of common stock                  --              --           15.0
Issuance of restricted stock
  awards                               (11.3)             --             --
Amortization of unearned
  restricted stock compensation          7.5              --            7.5
Income tax benefit from stock
  options exercised                       --              --           14.4
                                     -------         -------        -------
BALANCE AT DECEMBER 31, 2001           (13.2)           (8.8)       1,085.4
Comprehensive earnings:
  Net earnings                            --              --          254.6
  Other comprehensive loss:
   Foreign currency translation
     adjustments                          --             2.3            2.3
   Minimum pension liability
     adjustment                           --           (43.2)         (43.2)
   Tax effect of other
     comprehensive loss adjustments       --            19.8           19.8
                                     -------         -------        -------
Comprehensive earnings                    --           (21.1)         233.5
Issuance of common stock                  --              --           18.3
Issuance of restricted stock
  awards                               (40.9)             --             --
Surrender of restricted stock
  awards                                  --              --           (4.4)
Issuance of common stock and
  assumption of stock options in
  connection with acquisition,
  (net of forfeitures)                  (1.6)             --          248.6
Amortization of unearned
  restricted stock compensation         14.3              --           14.3
Income tax benefit from stock
  options exercised                       --              --           16.0
                                     -------         -------        -------
BALANCE AT DECEMBER 31, 2002        $  (41.4)       $  (29.9)      $1,611.7
                                     =======         =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)

                                                 Years Ended December 31,
                                           ---------------------------------
                                                2002       2001       2000
                                           ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                  $  254.6   $  179.5   $  112.1

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization              101.8      104.0       89.6
      Stock compensation                          14.3        7.5        4.0
      Loss on sale of assets                       0.6        1.8        1.0
      Restructuring and other special charges     17.5         --        4.5
      Accreted interest on zero coupon-
        subordinated notes                        10.1        3.0         --
      Extraordinary loss, net of
        tax benefit                                 --        3.2         --
      Termination of interest rate
        swap agreement                              --        8.9         --
      Deferred income taxes                       28.9        1.6       (3.2)
      Change in assets and liabilities:
        Net change in restructuring reserves      (3.3)      (5.5)      (5.7)
        Decrease (increase) in accounts
          receivable, net                         11.1       16.2      (15.9)
        Increase in inventories                   (1.5)      (3.6)      (2.1)
        Decrease (increase) in prepaid
          expenses and other                     (12.5)       5.8       21.3
        (Decrease) increase in accounts payable   (7.8)      (3.4)       7.9
        Increase (decrease) in accrued
          expenses and other                      27.6       (2.0)      32.9
        Other, net                                 3.5       (1.0)       0.3
                                                ------     ------     ------
  Net cash provided by operating activities      444.9      316.0      246.7
                                                ------     ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           (74.3)     (88.1)     (55.5)
  Proceeds from sale of assets                     1.8        4.4        1.4
  Deferred payments on acquisitions              (21.0)     (18.6)      (1.0)
  Distributions from equity affiliates in
    excess of cumulative earnings                  1.5         --         --
  Licensing technology                           (15.0)        --         --
  Acquisition of businesses, net of cash
    acquired                                    (261.9)    (127.7)     (94.9)
                                                ------     ------     ------
  Net cash used for investing activities        (368.9)    (230.0)    (150.0)
                                                ------     ------     ------

                                 (continued)

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in Millions)

                                                 Years Ended December 31,
                                           ----------------------------------
                                               2002         2001        2000
                                           ------------   ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from credit facilities             $  330.0    $   75.0   $     --
 Payments on credit facilities                 (330.0)      (75.0)        --
 Proceeds from zero coupon-subordinated
   notes                                           --       499.8         --
 Payments on long-term debt                    (204.6)     (478.5)     (95.0)
 Debt issuance costs                             (3.2)      (11.2)        --
 Termination of interest rate swap
   agreement                                     19.6        (8.9)        --
 Payments on long-term lease obligations         (1.1)       (1.1)      (1.2)
 Payment of preferred stock dividends              --          --       (9.5)
 Net proceeds from issuance of stock to
  employees                                      18.2        14.9       17.8
                                              -------     -------    -------
Net cash provided by (used for)
  financing activities                         (171.1)       15.0      (87.9)
                                              -------     -------    -------
Effect of exchange rate changes on cash
 and cash equivalents                             2.3        (0.6)      (0.3)

 Net (decrease) increase in cash and
   cash equivalents                             (92.8)      100.4        8.5
 Cash and cash equivalents at
   beginning of period                          149.2        48.8       40.3
                                              -------     -------    -------
 Cash and cash equivalents at
   end of period                             $   56.4    $  149.2   $   48.8
                                              =======     =======    =======
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                                 $   1.5     $  23.2    $  40.7
     Income taxes, net of refunds               135.0       127.7       48.8

Disclosure of non-cash financing
  and investing activities:
 Preferred stock dividends                         --          --       24.8
 Accretion of mandatorily redeemable
   preferred stock                                 --          --        0.3
 Conversion of preferred stock into
   common stock                                    --          --      583.9
 Issuance of restricted stock awards             40.9        11.3        9.3
 Surrender of restricted stock awards             4.4          --         --
 Issuance of common stock in acquisitions       245.6          --         --
 Assumption of unvested stock options             5.0          --         --

The accompanying notes are an integral part of these consolidated financial statements.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in millions, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

     Laboratory Corporation of America Holdings with its subsidiaries (the "Company") is the second largest independent clinical laboratory company in the United States based on 2002 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

     Since its founding in 1971, the Company has grown into a network of 47 primary testing facilities and over 1,200 service sites consisting of branches, patient service centers and STAT laboratories. With over 24,000 employees, the Company processes tests on more than 300,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico and two provinces in Canada. The Company operates in one business segment.

     The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its subsidiaries after elimination of all material intercompany accounts and transactions. On July 25, 2002, the Company completed the acquisition of Dynacare, a provider of clinical laboratory testing services. Disclosure of certain business combination transactions is included in Note 2 - Business Acquisitions.

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in "Accumulated other comprehensive loss".

Cash Equivalents:

     Cash equivalents (primarily investments in money market funds, time deposits, commercial paper and Eurodollars which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market. As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in trade accounts payable and totaled $22.1 and $9.3 at December 31, 2002 and 2001, respectively.

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

     The Company has cross currency and interest rate swap agreements due January 15, 2006, whereby the Company has swapped $85.5 Canadian dollar denominated receivables due from certain of its subsidiaries for $58.9. These same subsidiaries have swapped in aggregate $85.5 Canadian dollar denominated debt due to Dynacare into $58.9. At December 31, 2002 the estimated fair value of net unfavorable currency and interest rate swaps was approximately $0.3.

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

     Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2002 and 2001.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (Dollars in millions, except per share data)

                                                           Years
                                                           ------
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

Fair Value of Financial Instruments:

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero coupon-subordinated notes, based on market pricing, was approximately $495.2 as of December 31, 2002.

Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

Concentration of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

     The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., was approximately $55.6 at December 31, 2002. Cash equivalents at December 31, 2002, totaled $33.5, which includes amounts invested in treasury bills and short-term bonds.

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

     Accounts receivable balances (gross) from Medicare and Medicaid were $82.7 and $91.2 at December 31, 2002 and 2001, respectively.

Revenue Recognition:

     Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2002, 2001 and 2000, approximately 16% of the Company's revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Under capitated agreements with managed care customers, the Company recognizes revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company.

Income Taxes:

     The Company accounts for income taxes utilizing the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

Stock Splits:

     On May 2, 2000, the Company effected a one-for-ten common stock reverse split whereby the number of authorized shares of common stock decreased from 520 million to 52 million and the par value increased from $0.01 to $0.10. On June 11, 2001, the Company effected a two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by shareholders of record on June 4, 2001. On May 10, 2002, the Company effected a two-for-one stock split through the issuance

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (Dollars in millions, except per share data)

of a stock dividend of one new share of common stock for each share of common stock held by shareholders of record on May 3, 2002. All references to common stock, common shares outstanding, average number of common shares outstanding, stock options, restricted shares and per share amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been restated to reflect common stock splits and the reverse split on a retroactive basis.

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

     The Company applies the provisions of APB Opinion No. 25 in accounting for its stock compensation plans and, accordingly, no compensation cost has been recognized for its stock compensation plans in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in SFAS No. 123, the impact on the Company's net earnings on a pro forma basis is indicated below:

                                               Years ended December 31,
                                               2002       2001       2000
                                             -------    -------    -------
   Net earnings                As reported   $ 254.6    $ 179.5    $ 112.1
                               Pro forma       233.9      167.3      108.0

   Basic earnings per
     common share              As reported   $  1.78    $  1.29    $  0.82
                               Pro forma        1.64       1.20       0.78
   Diluted earnings per
     common share              As reported   $  1.77    $  1.27    $  0.80
                               Pro forma        1.62       1.18       0.76

     Compensation cost for restricted stock awards is recorded by allocating their aggregate grant date fair value over their vesting period.

Earnings per Share:

     Basic earnings per share is computed by dividing net earnings, less preferred stock dividends and accretion, by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company's mandatorily redeemable preferred stock (redeemed in 2000), restricted stock awards and outstanding stock options.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
       (Dollars in millions, except per share data)

     The following represents a reconciliation of the weighted
average shares used in the calculation of basic and diluted
earnings per share:
                                          Years ended December 31,
                                     2002           2001           2000
                                 -----------------------------------------
Basic                            142,791,247    138,837,750     94,161,336
Assumed conversion/exercise
of:
  Stock options                      584,259      1,116,399      1,421,000
  Restricted stock awards            822,210      1,123,294        716,716
                                 -----------    -----------     ----------
Diluted                          144,197,716    141,077,443     96,299,053
                                 ===========    ===========     ==========

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

                                                    December 31,
                                          2002         2001       2000
                                        ---------------------------------
Stock Options                           2,012,960     29,738     469,848
Restricted Stock Awards                   974,496         --          --

     The Company's zero-coupon subordinated notes are contingently convertible into 9,977,634 shares of common stock and are not currently included in the diluted earnings per share calculation because these notes were not convertible according to their terms during 2002.

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

Long-Lived Assets:

     Goodwill is evaluated for impairment by applying a fair value based test on an annual basis and more frequently if events or changes in circumstances indicate that the asset might be impaired.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
       (Dollars in millions, except per share data)

     Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is determined by the Company at the entity level by a comparison of the carrying amount of the assets to future undiscounted net cash flows before interest expense and income taxes expected to be generated by the assets. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (based on market prices in an active market or on discounted cash flows). Assets to be disposed of are reported at the lower of the carrying amount or fair value. The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no instances of impairment as of December 31, 2002.

Intangible Assets:

     Prior to July 1, 2001, the cost of acquired businesses in excess of the fair value of net assets acquired was recorded as goodwill and amortized on the straight-line basis ranging from 20 to 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". This standard requires that goodwill and other intangibles that are acquired in business combinations and that have indefinite useful lives are not to be amortized and are to be reviewed for impairment annually based on an assessment of fair value. Other intangibles (patents and technology, customer lists and non-compete agreements), are amortized on a straight-line basis over the expected periods to be benefited, such as legal life for patents and technology, 10 to 25 years for customer lists and contractual lives for non-compete agreements. With the adoption of SFAS No. 142, the Company reassessed the useful lives of these intangible assets and determined that no changes are currently necessary.

2.   BUSINESS ACQUISITION - DYNACARE INC.

     On July 25, 2002, the Company completed the acquisition of all of the outstanding stock of Dynacare Inc. in a combination cash and stock transaction with a combined value of approximately $496.4 including transaction costs. The Company also converted approximately 553,958 unvested Dynacare stock options into 297,013 unvested Company options to acquire shares of the Company at terms comparable to those under the predecessor Dynacare plan. This conversion of outstanding unvested options increased the non-cash consideration of the transaction by approximately $5.0 and resulted in the recording of initial deferred compensation of approximately $2.5. In conjunction with this acquisition, the Company repaid Dynacare's existing $204.4 of senior subordinated unsecured notes, including a call premium of approximately $7.0. The transaction was financed by issuing approximately 4.9 million shares of the Company's common stock, valued at approximately $245.6, assuming unvested Dynacare options valued at $5.0, and using $245.8 in available cash and the proceeds of a $150.0 bridge loan and borrowings of $50.0 under the Company's $300.0 senior credit facilities.

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

     Dynacare had 2001 revenues of approximately $238.0 and had approximately 6,300 employees at the closing date of the acquisition. Dynacare operated in 21 states and two provinces in Canada with 24 primary laboratories, 2 esoteric laboratories, 115 rapid response labs and 302 patient service centers.

     The acquisition of Dynacare was accounted for under the purchase method of accounting. As such, the cost to acquire Dynacare has been allocated to the assets and liabilities acquired based on fair values as of the closing date. The consolidated financial statements include the results of operations of Dynacare subsequent to the closing of the acquisition.

     The following table summarizes the Company's purchase price allocation related to the acquisition of Dynacare based on the fair value of the assets acquired and liabilities assumed on the acquisition date.

                                                 Fair Values
                                                    as of
                                                July 25, 2002
                                                --------------
         Current assets                            $ 100.2
         Property, plant and equipment                48.0
         Goodwill                                    173.3
         Identifiable intangible assets               52.5
         Investment in equity affiliates             402.1
         Other assets                                 23.2
         Deferred compensation                         2.5
                                                    ------
           Total assets acquired                     801.8
                                                    ======
         Current liabilities                         268.1
         Long-term debt                               12.9
         Other liabilities                            24.4
                                                    ------
           Total liabilities assumed                 305.4
                                                    ------
           Net assets acquired                     $ 496.4
                                                    ======

     As a result of this acquisition, the Company recorded an addition to non-deductible goodwill of approximately $173.3 and an addition to customer lists of approximately $52.5 (expected period of benefit of 15 years). The investments in equity affiliates include $341.7 of Canadian licenses (with an indefinite life and deductible for tax).

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
            (Dollars in millions, except per share data)

     The following unaudited pro forma combined financial information for the years ended December 31, 2002 and 2001, assumes that the Dynacare acquisition was effected on January 1, 2001:

                                       Years Ended December 31,
                                      -------------------------
                                          2002         2001
                                      -------------------------
         Net sales                     $ 2,677.2    $ 2,454.6

         Earnings before
          extraordinary loss           $   260.0    $   193.2

         Net earnings after
          extraordinary loss           $   260.0    $   190.0

         Diluted earnings per
          common share:
           Before extraordinary loss   $    1.80    $    1.37
           After extraordinary loss    $    1.80    $    1.35

     The Company believes that the acquisition of Dynacare enhances its ability to provide health coverage in the United States and Canada by expanding its customer base and service capabilities. The Company believes that the price paid for the outstanding shares of Dynacare was competitive with market conditions existing at the time.

3. BUSINESS ACQUISITION - DIANON SYSTEMS, INC.

     On January 17, 2003, the Company completed the acquisition of all of the outstanding shares of DIANON Systems, Inc. (DIANON) for $47.50 per share in cash, or approximately $598.6. The transaction was funded by a combination of cash on hand, borrowings under the Company's senior credit facilities and a new bridge loan facility. DIANON had 2001 revenues of approximately $125.7.

4. BUSINESS ACQUISITIONS - OTHER

     On June 4, 2001, the Company completed the acquisition of Minneapolis-based Viro-Med Inc. for approximately $31.7 in cash and contingent future payments of $12.0 ($3.7 and $7.9 earned and paid in 2002 and 2001, respectively) based upon attainment of specific earnings targets. Viro-Med's revenues for the year ended December 31, 2000 were approximately $25.2.

     On April 30, 2001, the Company completed the acquisition of all of the outstanding stock of Path Lab Holdings, Inc. (Path Lab), which is based in Portsmouth, New Hampshire for approximately $83.0 in cash and contingent future payments of $25.0 ($11.1 and $5.5 earned and paid in 2002 and 2001, respectively) based upon attainment of specific earnings targets. Path Lab's revenues for the year ended December 31, 2000 were approximately $51.6.

     On June 27, 2000, the Company completed the acquisition of the laboratory testing business of San Diego-based Pathology Medical
Laboratories for approximately $14.5 in cash.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollars in millions, except per share data)

5. INVESTMENTS IN EQUITY AFFILIATES

     At December 31, 2002 (as a result of the Dynacare acquisition) the Company had investments in the following equity affiliates:
                                  Net              Percentage
        Location               Investment        Interest Owned
-----------------------       -----------       ---------------
  Milwaukee, Wisconsin         $   4.7               50.00%
  Ontario, Canada              $ 368.1               72.99%
  Alberta, Canada              $  28.0               43.37%

     These investments are accounted for under the equity method of accounting. The Company has no material obligations or guarantees to, or in support of, these unconsolidated joint ventures and their operations.

     Condensed financial information for the Ontario, Canada equity affiliate as of December 31, 2002 and for the period of July 25, 2002 through December 31, 2002 is as follows:

                Current assets           $  15.4
                Other assets                80.6
                                          ------
                Total assets                96.0
                                          ======
                Total liabilities           12.6
                Shareholders' equity        83.4
                                          ------
                Total liabilities and
                  shareholders' equity   $  96.0
                                          ======
                Net sales                $  48.7
                Gross profit             $  25.6
                Net earnings             $  16.1

6.   INTEGRATION OF DYNACARE

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

     In connection with the Dynacare integration plan, the Company recorded $14.6 of costs associated with the execution of the plan.
The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of the total costs indicated above, $12.1 related to actions that impact the employees and operations of Dynacare, and was accounted for as a cost of the Dynacare acquisition and included in goodwill. Of the $12.1, $6.0 related to employee severance benefits for approximately 722 employees, with the remainder primarily related

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (Dollars in millions, except per share data)

to contractual obligations associated with leased facilities and equipment. In addition, the Company recorded restructuring expense of $2.5, relating to integration costs of actions that impact the Company's existing employees and operations. Of this amount $1.0 related to employee severance benefits for approximately 78 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment.

     The Company also recorded a special bad debt provision of approximately $15.0 related to the acquired Dynacare accounts receivable balance. This provision, based on Company experience, was made in anticipation of changes in staffing and collection procedures that will occur as the Company converts Dynacare customers to LabCorp's billing system and related customer service organization.

7.   RESTRUCTURING AND NON-RECURRING CHARGES

     The following represents the Company's restructuring
activities for each of the years in the three years ended
December 31, 2002:
                                                 Lease and
                                  Severance     Other Facility
                                    Costs           Costs          Total
                                 -----------    ---------------   --------
Balance at January 1, 2000         $   0.5        $   26.3        $  26.8
  Memphis closure                      3.0             1.5            4.5
  Reclassifications and
    non-cash items                      --            (3.7)          (3.7)
  Cash payments                       (1.6)           (4.0)          (5.6)
                                    ------         -------         ------
Balance at December 31, 2000           1.9            20.1           22.0
  Reclassifications and
    non-cash items                    (0.7)            0.2           (0.5)
  Cash payments                       (1.0)           (4.5)          (5.5)
                                    ------         -------         ------
Balance at December 31, 2001           0.2            15.8           16.0
  Dynacare integration                 7.0             7.6           14.6
  Reclassifications and
    non-cash items                      --            (1.2)          (1.2)
  Cash payments                       (1.4)           (1.9)          (3.3)
                                    ------         -------         ------
Balance at December 31, 2002       $   5.8        $   20.3        $  26.1
                                    ======         =======         ======
Current                                                           $  10.0
Non-current                                                          16.1
                                                                   ------
                                                                  $  26.1
                                                                   ======
8.   ACCOUNTS RECEIVABLE, NET
                                           December 31,     December 31,
                                               2002              2001
                                          -------------     ------------
Gross accounts receivable                  $   536.2         $   485.0
Less allowance for doubtful accounts          (143.2)           (119.5)
                                            --------          --------
                                           $   393.0         $   365.5
                                            ========          ========

     The provision for doubtful accounts was $214.9, $202.5 and $195.9 in 2002, 2001 and 2000 respectively.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
       (Dollars in millions, except per share data)

9.   PROPERTY, PLANT AND EQUIPMENT, NET
                                           December 31,   December 31,
                                               2002           2001
                                           ------------  ------------
Land                                        $    15.3      $    9.9
Buildings and building improvements              89.5          79.2
Machinery and equipment                         409.7         367.5
Leasehold improvements                           76.2          66.4
Furniture and fixtures                           16.9          19.9
Construction in progress                         30.0          22.4
Buildings under capital leases                    5.4           5.4
Equipment under capital leases                    3.8           3.8
                                              -------       -------
                                                646.8         574.5
Less accumulated depreciation
  and amortization of capital lease assets     (295.6)       (265.2)
                                              -------       -------
                                             $  351.2      $  309.3
                                              =======       =======

     Depreciation expense and amortization of capital lease assets was $73.0, $59.6 and $56.1 for 2002, 2001 and 2000, respectively.

10.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill at December 31, 2002 and 2001 consisted of the following:

                                               2002           2001
                                            --------       ---------
Goodwill                                    $1,102.1       $  911.3
Less: accumulated amortization                (192.0)        (192.0)
                                             -------        -------
Goodwill, net                               $  910.1       $  719.3
                                             =======        =======

     The changes in the gross carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

                                               2002           2001
                                             -------        --------
Balance as of January 1                     $  911.3       $  860.5
Goodwill acquired during the year              190.8           50.5
                                             -------        -------
Balance as of December 31                   $1,102.1       $  911.3
                                             =======        =======

     The components of identifiable intangible assets are as follows:

                      December 31, 2002         December 31, 2001
                    -----------------------   -----------------------
                      Gross                     Gross
                    Carrying   Accumulated    Carrying   Accumulated
                     Amount    Amortization    Amount    Amortization
                    -----------------------   -----------------------
Customer lists      $  338.4    $   90.8      $  276.8    $   73.5
Patents and
  technology            55.2         6.0          35.0         1.8
Non-compete
  agreements            21.3        16.1          21.1        14.2
Trade name               5.9         0.5           5.9         0.1
                     -------     -------       -------     -------
                    $  420.8    $  113.4      $  338.8    $   89.6
                     =======     =======       =======     =======

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
      (Dollars in millions, except per share data)

     Amortization of intangible assets was $23.8, $41.5 and $33.5 in 2002, 2001 and 2000, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $27.0 in fiscal 2003, $26.8 in fiscal 2004, $26.1 in fiscal 2005, $24.8 in fiscal 2006, and $24.5 in fiscal 2007. These estimates include the effect of the Dynacare acquisition.

     During 2002, the Company paid approximately $15.0 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. This amount is being amortized over the life of the licensing agreement.

     The following table presents net earnings, earnings before extraordinary loss and basic and diluted earnings per common share, adjusted to reflect results as if the non-amortization provisions of SFAS No. 142 had been in effect for the periods presented.

                                                    December 31,
                                          --------------------------------
                                             2002        2001      2000
                                          --------------------------------
Net earnings attributable to
  common shareholders                     $ 254.6     $ 179.5     $  77.5
Add back: goodwill amortization,
  net of tax                                   --     $  25.0        20.2
                                           ------      ------      ------
Adjusted net earnings attributable to
  common shareholders                     $ 254.6     $ 204.5     $  97.7
                                           ======      ======      ======
Earnings before extraordinary loss,
  adjusted to exclude goodwill
  amortization, net of tax                $ 254.6     $ 207.7     $  97.7
                                           ======      ======      ======
Basic earnings per share:
Reported basic earnings per share         $  1.78     $  1.29     $  0.82
Add back: goodwill amortization,
  net of tax                                   --        0.18        0.21
                                           ------      ------      ------
Adjusted basic earnings per share         $  1.78     $  1.47     $  1.03
                                           ======      ======      ======
Basis earnings per share before
  extraordinary loss, adjusted to
  exclude goodwill amortization,
  net of tax                              $  1.78     $  1.49     $  1.03
                                           ======      ======      ======
Diluted earnings per share:
Reported diluted earnings per share       $  1.77     $  1.27     $  0.80
Add back: goodwill amortization,
  net of tax                                   --        0.18        0.21
                                           ------      ------      ------
Adjusted diluted earnings per share       $  1.77     $  1.45     $  1.01
                                           ======      ======      ======
Diluted earnings per share before
  extraordinary loss, adjusted to
  exclude goodwill amortization,
  net of tax                              $  1.77     $  1.47     $  1.01
                                           ======      ======      ======

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
      (Dollars in millions, except per share data)

11.  ACCRUED EXPENSES AND OTHER
                                          December 31,   December 31,
                                             2002           2001
                                          ------------  -------------
Employee compensation and benefits         $   60.8       $   57.2
Acquisition related accruals                   15.5            6.9
Restructuring reserves                         10.0            8.6
Accrued taxes                                   8.8            4.2
Self-insurance reserves                        28.5           31.5
Interest payable                                0.8            0.2
Swap payable                                   10.9             --
Royalty payable                                 6.0            5.5
Other                                           7.2           11.5
                                            -------        -------
                                           $  148.5       $  125.6
                                            =======        =======
12.  OTHER LIABILITIES
                                          December 31,   December 31,
                                             2002           2001
                                          ------------   ------------
Acquisition related accruals               $    2.0       $    2.0
Restructuring reserves                         16.1            7.4
Minimum pension liability                      56.6           15.4
Deferred income taxes                         108.3           63.5
Post-retirement benefit obligation             42.9           40.2
Self-insurance reserves                        20.9           20.7
Other                                           3.0            0.3
                                            -------        -------
                                           $  249.8       $  149.5
                                            =======        =======

13.  ZERO COUPON-SUBORDINATED NOTES

     In September 2001, the Company sold $650.0 aggregate principal amount at maturity of its zero coupon convertible subordinated notes (the "notes") due 2021 in a private placement. The Company received approximately $426.8 (net of underwriter's fees of approximately $9.8) in net proceeds from the offering.
In October 2001, the underwriters exercised their rights to purchase an additional $94.0 aggregate principal amount pursuant to an overallotment option from which the Company received approximately $61.8 in net proceeds (net of underwriters fees of approximately $1.4). The notes, which are subordinate to the Company's bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 13.4108 shares of the Company's common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

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

     Holders of the notes may require the Company to purchase all or a portion of their notes on September 11, 2004, 2006 and 2011 at prices ranging from $712.97 to $819.54, plus any accrued contingent additional principal and any accrued contingent interest thereon. The Company may choose to pay the purchase price in cash, common stock or a combination of cash and common stock. If the holders elect to require the Company to purchase their notes it is the Company's current intention to retire the notes by a cash payment.

     The Company may redeem for cash all or a portion of the notes at any time on or after September 11, 2006 at specified redemption prices per one thousand dollar principal amount at maturity of the notes ranging from $741.92 at September 11, 2006 to $1,000.00 at September 11, 2021 (assuming no contingent additional principal accrues on the notes).

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

14.  LONG-TERM DEBT

     In February 2002, the Company entered into two senior credit facilities with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions totaling $300.0. The senior credit facilities consisted of a 364-day revolving credit facility in the principal amount of $100.0 and a three-year revolving credit facility in the principal amount of $200.0. Based upon the Company's rating as of December 31, 2002, the effective rate under the $200.0 and $100.0 facilities was LIBOR plus 82.5 basis points and LIBOR plus
87.5 basis points, respectively.

     On January 14, 2003, the Company entered into a new $150.0 364-day revolving credit facility with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions to replace the existing $100.0 364-day revolving credit facility, which had terminated. The $200.0 three-year revolving credit facility was amended on January 14, 2003 and expires on February 18, 2005. These credit facilities bear interest at varying rates based upon the Company's credit rating with Standard & Poor's Ratings Services.

     The senior credit facilities are available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments, and acquisitions. The agreements contain certain debt covenants which require that the Company maintain leverage and interest coverage ratios.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
       (Dollars in millions, except per share data)

     On July 24, 2002, in conjunction with the acquisition of Dynacare, the Company borrowed $150.0 under the Dynacare Bridge Loan Agreement, which had an original maturity date of July 23, 2003. On November 29, 2002, the Company repaid all outstanding balances under the Dynacare Bridge Loan, and as a result, the loan was terminated.

     On January 17, 2003, in conjunction with the acquisition of DIANON, the Company borrowed $350.0 under the DIANON Bridge Loan Agreement with Credit Suisse First Boston, acting as Administrative Agent. On January 31, 2003, the Company sold $350.0 aggregate principal amount of its 5 1/2 % Senior Notes due February 1, 2013. Proceeds from the issuance of these Notes ($345.1), together with cash on hand was used to repay the $350.0 principal amount of the Company's bridge loan facility, and as a result, the loan was terminated.

15.  STOCK REPURCHASE PROGRAM

     On October 22, 2002, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $150.0 of its common stock from time-to-time. It is the Company's intention to fund future purchases of its common stock with cash flow from operations. There were no Company purchases of its common stock during 2002.

16.  STOCKHOLDER RIGHTS PLAN

     The Company adopted a stockholder rights plan effective as of December 13, 2001 that provides that each common stockholder of record on December 21, 2001 received a dividend of one right for each share of common stock held. Each right entitles the holder to purchase from the Company one-hundredth of a share of a new series of participating preferred stock at an initial purchase price of four hundred dollars. These rights will become exercisable and will detach from the Company's common stock if any person becomes the beneficial owner of 15% or more of the Company's common stock. In that event, each right will entitle the holder, other than the acquiring person, to purchase, for the initial purchase price, shares of the Company's common stock having a value of twice the initial purchase price. The rights will expire on December 13, 2011, unless earlier exchanged or redeemed.

17.  LOSS ON INTEREST RATE SWAP AGREEMENT

     In the third quarter of 2001, in conjunction with the early retirement of its long-term debt, the Company terminated its interest rate swap agreement with a bank by making a settlement payment of $8.9 with a portion of the proceeds from the sale of zero coupon-subordinated notes. In accordance with the provisions of SFAS
No. 133, as amended, this interest rate swap agreement had been designated as a cash flow hedge and carried on the balance sheet at fair value with a corresponding offset in accumulated other comprehensive loss.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (Dollars in millions, except per share data)

18.  MANDATORILY REDEEMABLE PREFERRED STOCK

     On June 6, 2000, the Company called for redemption all of its outstanding Series A and Series B preferred stock at $52.83 per share, in accordance with the terms of the Preferred Stock Offering, by July 6, 2000. Substantially all of the holders of the Series A and Series B preferred stock elected to convert their shares into common stock. As of July 31, 2000, the Series A preferred stock was converted into 15,860,348 shares of common stock and the Series B preferred stock was converted into 26,483,152 shares of common stock.

19.  INCOME TAXES

     The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income:
                              2002        2001        2000
                             -------     -------     -------
Domestic                    $ 440.6     $ 336.6     $ 211.5
Foreign                        (8.3)       (4.3)       (3.9)
                             ------      ------      ------
Total pre-tax income        $ 432.3     $ 332.3     $ 207.6
                             ======      ======      ======

     The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

                                               Years Ended December 31,
                                             ----------------------------
                                              2002       2001      2000
                                             ----------------------------
Current:
   Federal                                  $ 118.0    $ 122.8   $  85.2
   State                                       28.4       25.2      13.5
   Foreign                                      2.4         --        --
                                             ------     ------    ------
                                            $ 148.8    $ 148.0   $  98.7
                                             ------     ------    ------
Deferred:
   Federal                                  $  26.0    $  (2.3)  $  (8.6)
   State                                        4.7        3.9       5.4
   Foreign                                     (1.8)        --        --
                                             ------     ------    ------
                                               28.9        1.6      (3.2)
                                             ------     ------    ------
                                            $ 177.7    $ 149.6   $  95.5
                                             ======     ======    ======

     The tax benefit associated with dispositions from stock plans reduced taxes currently payable by approximately $16.0, $14.4 and $19.0 in 2002, 2001 and 2000, respectively. Such benefits are recorded as additional paid-in-capital.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
       (Dollars in millions, except per share data)

     The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

                                            Years Ended December 31,
                                        -------------------------------
                                           2002       2001       2000
                                        -------------------------------
Statutory federal rate                    35.0%      35.0%      35.0%
State and local income taxes,
   net of federal income tax effect        4.5        4.9        5.0
Non-deductible amortization of
   intangible assets                        --        2.3        3.1
Change in valuation allowance             (0.4)        --         --
Other                                      2.0        2.8        2.9
                                         -----      -----      -----
Effective rate                            41.1%      45.0%      46.0%
                                         =====      =====      =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
                                          December 31,   December 31,
2002 2001
                                          --------------  ------------
Deferred tax assets:
   Accounts receivable                     $    36.2       $    25.9
   Self-insurance reserves                      18.8            20.4
   Postretirement benefit obligation            17.0            15.8
   Acquisition and restructuring reserves       17.5             9.8
   Tax loss carryforwards                        6.8             1.6
   Employee benefits                            26.0             8.2
   Other                                         8.0            10.8
                                            --------        --------
                                               130.3            92.5
     Less valuation allowance                   (2.8)           (4.5)
                                            --------        --------
     Net deferred tax assets                   127.5            88.0
                                            --------        --------
Deferred tax liabilities:
   Deferred earnings                            (9.6)             --
   Intangible assets                           (88.5)          (64.0)
   Property, plant and equipment               (34.9)          (29.4)
   Zero coupon-subordinated notes              (18.1)           (4.1)
   Other                                        (7.9)           (1.2)
                                            --------        --------
     Total gross deferred tax liabilities     (159.0)          (98.7)
                                            --------        --------
Net deferred tax assets (liabilities)      $   (31.5)      $   (10.7)
                                            ========        ========

     Based upon the realization of certain capital loss carryforwards, the Company reduced its valuation allowance applied against its deferred tax assets by approximately $1.7 during the second quarter of 2002. The current valuation allowance brings the Company's net deferred tax assets to a level where management believes it is more likely than not the tax benefits will be realized.

     The Internal Revenue Service has concluded its examination of the Company's 2000, 1999 and 1998 income tax returns and has issued a report of its findings. While the Company will appeal certain issues of the examination, management believes adequate provisions have been recorded relating to the concluded examination.

     The Company has state tax loss carryforwards of approximately $19.6 which expire 2003 through 2018. In addition, as a result of the Dynacare, Inc. acquisition, the Company has federal tax loss carryovers of approximately $15.6 expiring periodically through 2021.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (Dollars in millions, except per share data)

     The Company provided for taxes on undistributed earnings of foreign subsidiaries.

20.  STOCK COMPENSATION PLANS

     In May 2000, the shareholders approved the 2000 Stock Incentive Plan, authorizing 6.8 million shares for issuance under the plan plus the remaining shares available from the Amended and Restated 1999 Stock Incentive Plan and the 1994 Stock Option Plan (the "Prior Plans"). The effect was to increase to 11.68 million, the number of shares available under the 2000 Stock Incentive Plan and Prior Plans.

     In May 2002, the shareholders approved an amendment to the 2000 Stock Incentive Plan authorizing an additional 8.0 million shares. The effect was to increase to an aggregate of 19.68 million shares for issuance under the 2000 Stock Incentive Plan.

     On July 25, 2002, the Company converted approximately 553,958 unvested Dynacare stock options into 297,013 unvested Company options to acquire shares of the Company at terms comparable to those under the predecessor Dynacare plan. The Company is not expecting to make further grants from this plan.

     During 2002, there were 2,463,808 options granted to officers and key employees of the Company (which include 276,990 options assumed upon the acquisition of Dynacare). The exercise price for these options ranged from $11.02 to $48.02 per share. Also, during 2002, two grants of restricted stock, for an aggregate of 966,408 shares were awarded to senior management under the 2000 Stock Incentive Plan at market values on the dates of grant of $39.34 and $43.53. Restrictions limit the sale or transfer of these shares during four or six-year vesting periods when the restrictions lapse. Upon issuance of stock in 2002 under the 2000 Incentive Plan, unearned compensation of $40.9 was recorded as additional paid-in capital and an equivalent amount was charged to shareholders' equity as unearned restricted stock compensation.

     The plan provides for accelerated vesting of outstanding restricted shares in percentages of 33.3%, 66.7% or 100%, if certain predefined two-year profitability targets are achieved as of December 31, 2003 or certain three-year profitability targets are achieved as of December 31, 2004. The unearned restricted stock compensation is being amortized to expense over the applicable vesting periods. For 2002, 2001 and 2000, total restricted stock compensation expense was $14.3, $7.5 and $4.0, respectively. Total restricted shares granted in 2001 and 2000 were 348,488 and 525,600, respectively. At December 31, 2002, there were 8,285,483 additional shares available for grant under the Company's stock option plans.

     The pro forma weighted average fair values at date of grant for options issued during 2002, 2001 and 2000 were $23.50, $19.72 and $11.18 respectively, and were estimated using the Black-Scholes option pricing model. Weighted average assumptions for the expected life in years, volatility and dividend yield were 7 years, .5, and 0% for each of the three years ended December 31, 2002. Interest rate assumptions were 3.0%, 4.3% and 5.0% for the years ended December 31, 2002, 2001 and 2000, respectively.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
       (Dollars in millions, except per share data)

     The Company has an employee stock purchase plan, begun in 1997 and amended in 1999, with 3,000,000 shares of common stock authorized for issuance. The plan permits substantially all employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. A summary of shares issued is as follows:

                 2000         2001         2002         2003
               --------     --------      -------     --------
January        210,352      102,627       73,514      149,020
July           182,088       61,752       75,446

     Pro forma compensation expense is calculated for the fair value of the employee's purchase right using the Black-Scholes model. Assumptions include a weighted average life of approximately one-half year, dividend yield of 0%, risk free interest rates for each six month period as follows: 2002 - 1.8% and 1.8%; 2001 - 5.8% and 3.5% and 2000 - 5.5% and 6.1% and
volatility rates for each of the following six month periods:
2002 - .2 and .8; 2001 - .4 and .3 and 2000 - .5 and .5.

     The per share weighted average grant date fair value of the benefits under the employee stock purchase plan for the first and second six-month periods is as follows:

                       2002            2001            2000
                      -------         -------         -------
First six months      $11.87          $11.51           $2.55
Second six months     $18.21          $ 8.79           $5.21

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

     Changes in options outstanding under the plans for the periods indicated were as follows:
                                                  Weighted-Average
                                      Number        Exercise Price
                                    of Options        per Option
                                   -----------    ------------------
Outstanding at January 1, 2000       4,002,329           $ 7.903
  (2,176,768 exercisable)

   Options granted                   1,658,996           $18.348
   Forfeited                          (141,449)          $11.945
   Exercised                        (2,389,124)          $ 6.369
                                     ---------
Outstanding at December 31, 2000     3,130,752	         $14.426
  (671,835 exercisable)

   Options granted                   2,094,976           $33.069
   Forfeited                          (197,923)          $21.828
   Exercised                        (1,121,872)          $ 9.967
                                     ---------
Outstanding at December 31, 2001     3,905,933           $25.331
  (729,504 exercisable)

   Options granted at market value   2,186,818           $42.524
   Granted above market value           77,750           $28.910
   Granted below market value          199,240           $18.626
   Forfeited                          (320,341)          $29.756
   Exercised                          (697,394)          $23.501
                                     ---------
Outstanding at December 31, 2002     5,352,006           $32.722
                                     =========
Exercisable at December 31, 2002     1,332,332           $23.501
                                     =========

     The weighted-average remaining life of options outstanding at December 31, 2002 is approximately 8.1 years.

     The following table summarizes information concerning currently outstanding and exercisable options.

              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
---------------------------------------------------  ------------------------
                                Weighted
                                 Average   Weighted                Weighted
                                Remaining  Average                 Average
    Range of         Number    Contractual Exercise     Number     Exercise
Exercise Prices   Outstanding      Life     Price     Exercisable    Price
-----------------------------------------------------------------------------

 $ 4.84 - 17.69     930,376       6.65     $13.073    520,862      $11.942
 $20.49 - 28.91     493,515       7.23     $26.686    268,317      $26.670
 $32.50 - 37.90   1,825,997       7.93     $33.087    543,153      $33.018
 $39.34 - 48.02   2,102,118       9.10     $42.517         --      $ 0.000
                  ---------                         ---------
                  5,352,006                         1,332,332
                  =========                         =========

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
       (Dollars in millions, except per share data)

21.  RELATED PARTY TRANSACTIONS

     The Company purchases certain items, primarily laboratory testing supplies from various affiliates of Roche Holdings, Inc. ("Roche"). Total purchases from these affiliates, which are recorded in cost of sales, were $55.2, $62.3, and $42.7 in 2002, 2001 and
2000, respectively. In addition, the Company made royalty payments to Roche for diagnostic technology in the amounts of $4.7 in 2002, $4.4 in 2001 and $2.8 in 2000. Amounts owed to Roche and its affiliates at December 31, 2002 and 2001 were $3.3 and $4.6, respectively. Revenue received from Roche for laboratory services was $1.4 in 2002, $2.6 in 2001 and $1.3 in 2000. Amounts owed from Roche and its affiliates at December 31, 2002 and 2001 were $0.6 and $0.2, respectively. The Company believes that all of these transactions with Roche have been conducted on an arms length basis.

     On February 21, 2002, the Company filed a registration statement on Form S-3, relating to the sale by Roche of 7,000,000 shares of the Company's common stock, with a 700,000 share over-allotment option. At that time, Roche owned 10,705,074 shares of common stock (approximately 15.13% of the common stock outstanding). On March 12, 2002, Roche sold 7,000,000 shares of common stock and on March 18, 2002, an additional 700,000 shares of common stock were sold to cover over-allotments of shares leaving Roche with 3,005,074 shares of the Company's outstanding common stock, or approximately 4.22% at March 31, 2002.

     Roche entered into a number of call option contracts with respect to the remaining 3,005,074 shares of the Company's common stock it owned at March 31, 2002, which were not covered by the registration statement. We have been informed that each of these call option contracts was exercised in full by July 2002, and as a result, Roche no longer owns any shares of the Company's common stock.

22.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in litigation purporting to be a nation-wide class action involving the alleged overbilling of patients who are covered by private insurance. The Company has reached a settlement with the class that will not exceed the existing reserves or have a material adverse affect on the Company. On January 9, 2001, the Company was served with a complaint in North Carolina which purports to be a class action and makes claims similar to those referred to above. The claim has been stayed and the plaintiff's counsel has agreed to dismiss the case, with prejudice. The Company believes that the likelihood of an adverse result in the North Carolina case is remote. The Company is the appellant in a patent case originally filed in the United States District Court for the District of Colorado. The Company has disputed liability and contested the case vigorously. After a jury trial, the district court entered judgment against the Company for patent infringement. The Company has appealed the case to the United States Court of Appeals for the Federal Circuit. The Company has received a letter from its counsel dated February 7, 2003 stating "it remains our opinion that the amended judgment and order will be reversed on appeal".

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (Dollars in millions, except per share data)

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries from governmental agencies, Medicare or Medicaid payors, and managed care payors requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 2002 and 2001, the Company had provided letters of credit aggregating approximately $45.6 and $36.6, respectively, primarily in connection with certain insurance programs.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
       (Dollars in millions, except per share data)

     The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 2002 are as follows:

                                     Operating          Capital
                                    ------------     ------------
     2003                             $ 52.8            $  3.6
     2004                               40.1               2.6
     2005                               29.9               2.8
     2006                               21.2               2.9
     2007                               14.1               1.2
     Thereafter                         32.2                --
                                       -----             -----
     Total minimum lease payments      190.3              13.1
     Less:
       Amounts included in
         restructuring accruals           --               3.3
       Amount representing interest       --               3.1
                                       -----             -----
     Total minimum operating
       lease payments and
       present value of minimum
       capital lease payments         $190.3            $  6.7
                                       =====             =====
     Current                                            $  1.2
     Non-current                                           5.5
                                                         -----
                                                        $  6.7
                                                         =====

     Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $86.1, $74.8 and $71.3 for the years ended December 31, 2002, 2001 and 2000, respectively.

23.  PENSION AND POSTRETIREMENT PLANS

     The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older, have been employed by the Company for at least six consecutive months and have completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $8.5, $8.3 and $7.5 in 2002, 2001 and 2000, respectively.

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

     The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

                                                  Company Plans
                                             ------------------------
                                                   Years ended
                                                   December 31,
                                             2002     2001     2000
                                             ------------------------
Components of net periodic benefit cost
Service cost                                $ 11.9   $ 11.2   $ 10.9
Interest cost                                 12.4     11.4     10.6
Expected return on plan assets               (13.7)   (13.5)   (12.3)
Net amortization and deferral                  0.3     (1.5)    (1.5)
                                             -----    -----    -----
Net periodic pension cost                   $ 10.9   $  7.6   $  7.4
                                             =====    =====    =====

                                                      Company Plans
                                                    ------------------
                                                       December 31,
                                                      2002     2001
                                                    ------------------
Change in benefit obligation
Benefit obligation at beginning of year              $173.7   $152.3
Service cost                                           11.9     11.2
Interest cost                                          12.4     11.4
Actuarial loss                                         13.2      9.0
Benefits paid                                         (11.7)   (10.2)
                                                      -----    -----
Benefit obligation at end of year                     199.5    173.7
                                                      -----    -----
Change in plan assets
Fair value of plan assets at beginning of year        151.1    151.1
Actual return on plan assets                          (18.2)      --
Employer contributions                                 18.3     10.2
Benefits paid                                         (11.7)   (10.2)
                                                      -----    -----
Fair value of plan assets at end of year              139.5    151.1
                                                      -----    -----
Unfunded status, end of year                           60.0     22.6
Unrecognized net actuarial loss                       (76.3)   (33.7)
Unrecognized prior service cost                         3.3      5.5
Additional minimum liability                           56.6     15.4
                                                      -----    -----
Accrued pension liability                            $ 43.6   $  9.8
                                                      =====    =====

     At December 31, 2002, the additional minimum liability of the Company's Cash Balance Retirement Plan exceeded the unrecognized prior service cost by $56.6. This amount has been recorded as an increase to accumulated other comprehensive loss.

     Assumptions used in the accounting for the defined benefit plans were as follows:
                                                  Company Plans
                                                ------------------
                                                  2002     2001
                                                ------------------
Weighted-average discount rate                    6.75%    7.25%
Weighted-average rate of increase
  in future compensation levels                    4.0%     4.0%
Weighted-average expected long-
  term rate of return                              9.0%     9.0%

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

     The Company assumed obligations under a subsidiary's postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company's policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

                                 Year ended      Year ended      Year ended
                                 December 31,    December 31,    December 31,
                                     2002            2001            2000
                                 ------------    ------------    ------------
Service cost                     $    0.9        $    1.0        $    0.8
Interest cost                         3.3             3.4             2.5
Net amortization and deferral        (1.1)           (1.1)           (0.6)
Actuarial loss                        0.4             0.7              --
                                  -------         -------         -------
Postretirement benefit costs     $    3.5        $    4.0        $    2.7
                                  =======         =======         =======

     A summary of the components of the accumulated postretirement benefit obligation follows:

                                                     December 31,
                                                     2002    2001
                                                    --------------
    Retirees                                       $ 17.2  $ 13.1
    Fully eligible active plan participants          15.5    12.5
    Other active plan participants                   24.8    20.0
                                                    -----   -----
                                                   $ 57.5  $ 45.6
                                                    =====   =====

Reconciliation of the funded status of the               December 31,
  postretirement benefit plan and accrued liability      2002   2001
                                                       ---------------
Accumulated postretirement benefit obligation,
  beginning of year                                    $ 45.6  $ 43.1
Changes in benefit obligation due to:
  Service cost                                            0.9     1.0
  Interest cost                                           3.3     3.4
  Plan participants contributions                         0.3     0.2
  Actuarial (gain) loss                                   8.5    (1.1)
  Benefits paid                                          (1.1)   (1.0)
                                                        -----   -----
Accumulated post retirement benefit obligation,
  end of year                                            57.5    45.6
Unrecognized net actuarial loss                         (18.5)  (10.4)
Unrecognized prior service cost                           3.9     5.0
                                                        -----   -----
Accrued postretirement benefit obligation              $ 42.9  $ 40.2
                                                        =====   =====

     The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation was 6.8% and 7.3% as of December 31, 2002 and 2001, respectively. The health care cost trend rate-medical was assumed to be 7.0% and 7.5% as of December 31, 2002 and 2001, respectively, and the trend rate-prescription was assumed to be 10.6% and 12.0% as of December 31, 2002 and 2001, respectively, declining gradually to 5.0% in the year 2011. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $9.8. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost results in an increase of $0.7 or decrease of $0.6.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
            (Dollars in millions, except per share data)

24.  QUARTERLY DATA (UNAUDITED)

     The following is a summary of unaudited quarterly data:

                                      Year ended December 31, 2002
                           --------------------------------------------------
                             1st        2nd        3rd       4th       Full
                           Quarter    Quarter    Quarter   Quarter     Year
                           --------   --------   --------  --------  ---------
Net sales                  $ 590.0    $ 612.4    $ 655.2   $ 650.1   $2,507.7
Gross profit                 258.4      276.3      273.3     253.9    1,061.8
Net earnings                  65.8       78.5       57.3      53.0      254.6
Basic earnings per
  common share                0.47       0.56       0.40      0.36       1.78
Diluted earnings per
  common share                0.46       0.55       0.39      0.36       1.77


                                      Year ended December 31, 2001
                           ---------------------------------------------------
                             1st        2nd        3rd       4th       Full
                           Quarter    Quarter    Quarter   Quarter     Year
                           --------   --------   --------  --------  ---------
Net sales                  $ 525.4    $ 549.7    $ 560.9   $ 563.8   $2,199.8
Gross profit                 221.6      240.9      238.0     225.1      925.6
Net earnings                  43.5       52.1       43.1      40.8      179.5
Basic earnings per
  common share                0.31       0.38       0.31      0.30       1.29
Diluted earnings per
  common share                0.31       0.37       0.31      0.29       1.27

25.  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe it has any unconsolidated variable interest entities, but has not fully completed its evaluation.

     In December 2002, Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", was issued. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation and does not believe that SFAS No. 148 will have a material impact on its consolidated financial statements.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in millions, except per share data)

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 changes current practice in accounting for and disclosure of guarantees and will require certain guarantees to be recorded as liabilities at fair value on the balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, "Accounting for Contingencies." Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of Interpretation No. 45 are effective immediately. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not have any guarantees that would require current disclosure or further recognition under Interpretation No. 45.

     In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This Statement addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS No. 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS No. 146 also establishes that the initial measurement of a liability recognized under SFAS No. 146 be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt this statement January 1, 2003 and it will not effect our financial position or results of operations.

     In May 2002, SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" was issued. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The Company will adopt this statement January 1, 2003 and it will result in the reclassification of the 2001 extraordinary loss.

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

                                                              Schedule II

            LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    Years Ended December 31, 2002, 2001 and 2000
                               (Dollars in Millions)
-----------------------------------------------------------------------------
                                Balance      Charged     Other
                                   at           to       (Deduct-   Balance
                                beginning   Costs and       ions)    at end
                                 of year     Expenses	   Additions   of year
------------------------------------------------------------------------------

Year ended December 31, 2002:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts           $  119.5    $  214.9    $ (191.2)    $  143.2
                               =======     =======     =======      =======
  Valuation allowance-
  deferred tax assets         $    4.5    $   (1.7)   $     --     $    2.8
                               =======     =======     =======      =======

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