Form 10-Q
period 2003-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2003-05-15
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 2003
                                 ----------------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------    --------------
Commission file number                     1-11353
                                -----------------------------
           LABORATORY CORPORATION OF AMERICA HOLDINGS
-------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                         13-3757370
--------------------------------           ------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

   358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA     27215
----------------------------------------------------   ---------
 (Address of principal executive offices)              (Zip code)

                            (336) 229-1127
          -------------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----
The number of shares outstanding of the issuer's common stock is 148,025,467 shares as of April 30, 2003.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act. Yes  X   No
                                                 ------   ------

                                INDEX


          PART I. Financial Information

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited)
        March 31, 2003 and December 31, 2002

        Condensed Consolidated Statements of Operations (unaudited) Three-months ended March 31, 2003 and 2002

        Condensed Consolidated Statements of Changes in
        Shareholders' Equity (unaudited)
        Three months ended March 31, 2003 and 2002

        Condensed Consolidated Statements of Cash Flows
        (unaudited) Three months ended March 31, 2003 and 2002

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

Item 6  Exhibits and Reports on Form 8-K

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                                March 31,         December 31,
                                                  2003                2002
                                              ------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                   $    50.0           $    56.4
  Accounts receivable, net                        440.5               393.0
  Supplies inventories                             49.1                44.8
  Prepaid expenses and other                       26.9                33.8
  Deferred income taxes                            58.0                68.7
                                               --------            --------
Total current assets                              624.5               596.7

Property, plant and equipment, net                370.1               351.2
Goodwill                                        1,255.0               910.1
Identifiable intangible assets, net               577.7               307.4
Investments in equity affiliates                  442.4               400.6
Other assets, net                                  33.7                26.0
                                               --------            --------
                                              $ 3,303.4           $ 2,592.0
                                               ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    99.1           $    79.9
  Accrued expenses and other                      157.3               148.5
  Current portion of long-term debt                 0.4                 0.4
                                               --------            --------
Total current liabilities                         256.8               228.8

Revolving credit facility                         135.0                  --
Zero coupon-subordinated notes                    515.4               512.9
5 1/2% senior notes                               350.0                  --
Long-term debt, less current portion                2.6                 3.1
Capital lease obligations                           5.1                 5.5
Other liabilities                                 353.3               230.0

Commitments and contingent liabilities               --                  --

Shareholders' equity:

  Preferred stock, $0.10 par value; 30,000,000
    shares authorized; shares issued: none           --                  --
  Common stock, $0.10 par value; 265,000,000
    shares authorized;148,048,800 and
    147,839,103 shares issued and outstanding
    at March 31, 2003 and December 31,
    2002, respectively                             14.8                14.8
  Additional paid-in capital                    1,421.1             1,406.5
  Retained earnings                               340.0               266.1
  Treasury stock, at cost; 1,523,320 shares
    and 97,426 shares at March 31, 2003 and
    December 31, 2002, respectively               (43.2)               (4.4)
  Unearned restricted stock compensation          (36.9)              (41.4)
  Accumulated other comprehensive loss            (10.6)              (29.9)
                                               --------            --------
   Total shareholders' equity                   1,685.2             1,611.7
                                               --------            --------
                                              $ 3,303.4           $ 2,592.0
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

                                           Three Months Ended
                                                 March 31,
                                        -------------------------
                                           2003           2002
                                        -------------------------
Net sales                               $  712.2       $  590.0

Cost of sales                              415.7          331.6
                                        --------        -------
Gross profit                               296.5          258.4

Selling, general and
  administrative expenses                  163.3          136.9

Amortization of intangibles
  and other assets                           8.5            5.1

Operating income                           124.7          116.4

Other income (expenses):
  Interest income                            2.3            0.8
  Interest expense                         (11.4)          (4.2)
  Income from equity investments, net        9.8             --
  Other                                     (0.1)          (0.6)
                                          ------        -------
Earnings before income taxes               125.3          112.4

Provision for income taxes                  51.4           46.6
                                         -------        -------
Net earnings                            $   73.9       $   65.8
                                         =======        =======
Basic earnings per
  common share                          $    0.51      $    0.47
                                         ========       ========
Diluted earnings per
  common share                          $    0.51      $    0.46
                                         ========       ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                          (Unaudited)

                                           Additional
                                  Common    Paid-in        Retained    Treasury
                                  Stock      Capital       Earnings     Stock
                                 -------   ----------   -------------  --------
PERIOD ENDED MARCH 31, 2002
Balance at beginning of year     $  14.2    $1,081.7     $   11.5      $    --
Comprehensive earnings:
  Net earnings                        --          --         65.8           --
  Other comprehensive loss:
   Foreign currency translation
     adjustments                      --           --          --           --
                                  ------      -------     -------       ------
Comprehensive earnings               --            --        65.8           --
Issuance of common stock             --           9.4          --           --
Issuance of restricted stock
  awards                             --          40.6          --           --
Amortization of unearned
  restricted stock compensation      --            --          --           --
Income tax benefit from stock
  options exercised                  --          13.1          --           --
Surrender of restricted stock
  awards                             --            --          --         (4.4)
                                 ------       -------     -------       ------
BALANCE AT MARCH 31, 2002       $  14.2      $1,144.8    $   77.3      $  (4.4)
                                 ======       =======     =======       ======
PERIOD ENDED MARCH 31, 2003
Balance at beginning of year    $  14.8      $1,406.5    $  266.1      $  (4.4)
Comprehensive earnings:
  Net earnings                       --           --         73.9           --
  Other comprehensive loss:
   Foreign currency translation
     adjustments                     --            --          --           --
   Tax effect of other comprehensive
     loss adjustments                --            --          --           --
                                 ------       -------     -------       ------
Comprehensive earnings               --            --        73.9           --
Issuance of common stock             --           3.7          --           --
Amortization of unearned
  restricted stock compensation      --            --          --           --
Income tax benefit from stock
  options exercised                  --           2.4          --           --
Surrender of restricted stock
  awards                             --            --          --         (4.8)
Assumption of vested stock options   --           8.5          --           --
Purchase of common stock             --            --          --        (34.0)
                                 ------       -------     -------       ------
BALANCE AT MARCH 31, 2003       $  14.8      $1,421.1    $  340.0      $ (43.2)
                                 ======       =======     =======       ======
(continued)

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                           (Unaudited)

                                     Unearned      Accumulated
                                    Restricted       Other          Total
                                      Stock       Comprehensive   Shareholders'
                                   Compensation       Loss          Equity
                                   ------------   --------------  -------------
PERIOD ENDED MARCH 31, 2002
Balance at beginning of year       $  (13.2)      $   (8.8)        $1,085.4
Comprehensive earnings:
  Net earnings                           --             --             65.8
  Other comprehensive loss:
   Foreign currency translation
     adjustments                         --             --               --
                                    -------        -------          -------
Comprehensive earnings                   --             --             65.8
Issuance of common stock                 --             --              9.4
Issuance of restricted stock
  awards                              (40.6)            --               --
Amortization of unearned
  restricted stock compensation         2.8             --              2.8
Income tax benefit from stock
  options exercised                      --             --             13.1
Surrender of restricted stock
  awards                                 --             --             (4.4)
                                    -------        -------          -------
BALANCE AT MARCH 31, 2002          $  (51.0)      $   (8.8)        $1,172.1
                                    =======        =======          =======

PERIOD ENDED MARCH 31, 2003
Balance at beginning of year       $  (41.4)      $  (29.9)       $1,611.7
Comprehensive earnings:
  Net earnings                           --             --            73.9
  Other comprehensive loss:
   Foreign currency translation
     adjustments                         --           32.2            32.2
   Tax effect of other comprehensive
     loss adjustments                    --          (12.9)          (12.9)
                                    -------        -------         -------
Comprehensive earnings                   --           19.3            93.2
Issuance of common stock                 --             --             3.7
Amortization of unearned
  restricted stock compensation         4.5             --             4.5
Income tax benefit from stock
  options exercised                      --             --             2.4
Surrender of restricted stock
  awards                                 --             --            (4.8)
Assumption of vested stock options       --             --             8.5
Purchase of common stock                 --             --           (34.0)
                                    -------        -------         -------
BALANCE AT MARCH 31, 2003          $  (36.9)      $  (10.6)       $1,685.2
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


                                                  Three Months Ended
                                                        March 31,
                                              -------------------------
                                                 2003            2002
                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                  $   73.9         $  65.8

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization               33.1            22.3
      Stock compensation                           4.5             2.8
      Loss on sale of assets                        --             0.6
      Accreted interest on zero coupon-
        subordinated notes                         2.6             2.5
      Deferred income taxes                        3.6             2.1
      Change in assets and liabilities:
        Increase in accounts receivable, net     (17.2)          (24.8)
        Increase in inventories                   (2.1)           (1.8)
        Decrease in prepaid expenses and other     1.5             1.1
        Increase in accounts payable               7.4             4.0
        Increase in accrued expenses and other    29.0            37.8
        Other, net                                (1.3)           (0.2)
                                                ------          ------
  Net cash provided by operating activities      135.0           112.2
                                                ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           (16.2)          (18.4)
  Proceeds from sale of assets                     0.5             0.4
  Deferred payments on acquisitions               (5.8)           (3.6)
  Proceeds from sale of marketable securities     50.4              --
  Distributions from equity affiliates in
    excess of cumulative earnings                  1.9              --
  Acquisition of businesses, net of
    cash acquired                               (618.8)           (2.3)
                                                ------          ------
  Net cash used for investing activities        (588.0)          (23.9)
                                                ------          ------

(continued)

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (Unaudited)

                                            Three Months Ended
                                                  March 31,
                                          ----------------------
                                             2003        2002
                                          ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from bridge loan               $  350.0     $     --
  Payments on bridge loan                   (350.0)          --
  Proceeds from revolving credit
   facilities                                250.0           --
  Payments on revolving credit
   facilities                               (115.0)          --
  Proceeds from senior note offering         350.0           --
  Payments on other long-term debt            (0.2)          --
  Termination of interest rate swap
   agreements                                 (0.2)          --
  Debt issuance costs                         (7.3)        (1.6)
  Payments on long-term lease obligations     (0.4)        (0.3)
  Purchase of common stock                   (34.0)          --
  Net proceeds from issuance of stock to
   employees                                   3.7          9.4
                                           -------      -------
  Net cash provided by financing
   activities                                446.6          7.5
                                           -------      -------
Effect of exchange rate changes on cash
 and cash equivalents                           --           --
                                           -------      -------
 Net (decrease) increase in cash and
   cash equivalents                           (6.4)        95.8
 Cash and cash equivalents at
   beginning of period                        56.4        149.2
                                           -------      -------
 Cash and cash equivalents at
   end of period                          $   50.0     $  245.0
                                           =======      =======
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                             $   1.9     $   0.4
     Income taxes, net of refunds            10.2         2.0


Disclosure of non-cash financing
  and investing activities:

Issuance of restricted stock awards            --        40.6
Surrender of restricted stock awards          4.8         4.4
Assumption of vested stock options            8.5          --


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The condensed consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly owned subsidiaries (the "Company") after elimination of all material intercompany accounts and transactions. On January 17, 2003, the Company completed the acquisition of DIANON Systems, Inc., (DIANON) a leading U.S. provider of anatomic pathology and oncology testing services. Disclosure of certain business combination transactions is included in Notes 7 and 8 - Business Acquisitions. The Company operates in one business segment.

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

2.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company's restricted stock awards and outstanding stock options.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                               Three Months
                                              Ended March 31,
                                        --------------------------
                                             2003         2002
                                        --------------------------
Basic                                    145,864,065   139,913,568
Assumed conversion/exercise
of:
  Stock options                              303,968       896,937
  Restricted stock awards                    207,970     1,370,666
                                         -----------   -----------
Diluted                                  146,376,003   142,181,171
                                         -----------   -----------

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

                                               March 31,
                                           2003         2002
                                      ------------------------
Stock Options                          4,933,210      861,354
Restricted Stock Awards                1,314,896      619,208

     The Company's zero coupon-subordinated notes are contingently convertible into 9,977,634 shares of common stock and are not currently included in the diluted earnings per share calculation because these notes were not convertible according to their terms during the period ended March 31, 2003.

3.   STOCK COMPENSATION PLANS

     During February 2003, the Company granted 1,532,500 options at a price of $24.46 under its 2000 Stock Incentive Plan. During March 2003, the Company granted 216,700 options at a price of $28.18 under its 2000 Stock Incentive Plan.

     The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable by $2.4 and $13.1 for the three months ended March 31, 2003 and 2002, respectively. Such benefits are credited to additional paid-in-capital.

     On January 21, 2003, in connection with the acquisition of DIANON, the Company filed a Form S-8 registering approximately 690,000 shares of the Company's common stock under DIANON stock incentive plans.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The Company applies the provisions of APB Opinion No. 25 in accounting for its stock compensation plan and, accordingly, no compensation cost has been recognized for its stock compensation plans in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in SFAS No. 123, and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", the impact on the Company's net earnings on a pro forma basis is indicated below:

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                2003       2002
                                              ------------------
Net earnings                 As reported       $ 73.9     $ 65.8
                              Pro forma        $ 67.4       60.6
Basic earnings per
  common share               As reported         0.51       0.47
                              Pro forma          0.46       0.43

Diluted earnings per
  common share               As reported         0.51       0.46
                              Pro forma          0.46       0.43

4. STOCK REPURCHASE PROGRAM

On October 22, 2002, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $150.0 of its common stock from time-to-time. During the first quarter of 2003, the Company purchased approximately 1.2 million shares of its common stock totaling $34.0 with cash flow from operations. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

5.   SENIOR CREDIT FACILITIES

     On January 14, 2003, the Company entered into a new $150.0 364-day revolving credit facility with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions to replace the existing $100.0 364-day revolving credit facility. The $200.0 three-year revolving credit facility was amended on January 14, 2003 and expires on February 18, 2005. These credit facilities bear interest at varying rates based upon the Company's credit rating with Standard & Poor's Ratings Services. As of March 31, 2003, the effective interest rate on the revolving credit agreements was 2.14%.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     On January 17, 2003, in conjunction with the acquisition of DIANON, the Company borrowed $350.0 under the DIANON Bridge Loan Agreement with Credit Suisse First Boston, acting as Administrative Agent. On January 31, 2003, the Company sold $350.0 aggregate principal amount of its 5 1/2% Senior Notes due February 1, 2013. Proceeds from the issuance of these Notes ($345.1) together with cash on hand was used to repay the $350.0 principal amount of the Company's bridge loan facility, and as a result, the DIANON bridge loan was terminated.

     During the period ended March 31, 2003, the Company borrowed $250.0 under its revolving credit agreements and had an outstanding balance of $135.0 as of March 31, 2003.

6.   DERIVATIVE FINANCIAL INSTRUMENTS

     Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for on an accrual basis. Amounts to be paid or received under such agreements are recognized as interest expense in the periods in which they accrue.

     Effective March 18, 2003, the Company entered into an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure on $175.0 of its 5 1/2% senior notes. These swaps require that the financial institution pay a fixed rate amount in exchange for the Company paying a floating rate amount. The notional amount of the agreement is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss. This agreement matures in February 2013. With the execution of this swap agreement, the weighted-average effective interest rate on the Company's 5 1/2% senior notes was 3.98% at March 31, 2003. The fair value of the swap was not significant at March 31, 2003.

     At January 1, 2003, the Company had cross currency and interest rate swap agreements due January 15, 2006, whereby the Company swapped $85.5 Canadian dollar denominated receivables due from certain of its subsidiaries for $58.9. These same subsidiaries swapped in aggregate $85.5 Canadian dollar denominated debt due to Dynacare for $58.9. These swap agreements were terminated during March 2003, and resulted in the net payment of approximately $0.2.

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

2) Contingent additional principal will accrue on the zero coupon-subordinated notes during the two-year period from September 11, 2004 to September 11, 2006, if the Company's stock price is at or below specified thresholds.

3) Holders may surrender zero coupon-subordinated notes for conversion during any period in which the rating assigned to the zero coupon-subordinated notes by Standard & Poor's Ratings Services is BB- or lower.

     Based upon independent appraisals, these embedded derivatives had no fair value at March 31, 2003 and 2002.

7.   BUSINESS ACQUISITION - DIANON SYSTEMS, INC.

     On January 17, 2003, the Company completed the acquisition of all of the outstanding shares of DIANON Systems, Inc. (DIANON) for $47.50 per share in cash, or approximately $595.6 including transaction fees and expenses, and converted approximately 390,000 vested DIANON employee stock options into approximately 690,000 vested Company options valued at $8.5. The transaction total of approximately $604.1 was funded by a combination of cash on hand, borrowings under the Company's senior credit facilities and a bridge loan facility.

     DIANON is a leading provider of anatomic pathology and oncology testing services in the U.S. and had 2001 revenues of approximately $125.7. DIANON had approximately 1,100 employees at the closing date of the acquisition and processed more than 8,000 samples per day in one main testing facility and four regional labs.

     The acquisition of DIANON was accounted for under the purchase method of accounting. As such, the cost to acquire DIANON has been allocated to the assets and liabilities acquired based on estimated fair values as of the closing date. The consolidated financial statements include the results of operations of DIANON subsequent to the closing of the acquisition.

     The Company expects to finalize its recording of the DIANON purchase price allocation by the end of the second quarter. The following table summarizes the Company's preliminary purchase price allocation related to the acquisition of DIANON based on the fair value of the assets acquired and liabilities assumed on the acquisition date.

                                                      Fair Values
                                                         as of
                                                   January 17, 2003
                                                 -------------------
Current assets                                       $   87.7
Property, plant and equipment                            28.3
Goodwill                                                349.1
Identifiable intangible assets                          271.5
Other assets                                              3.0
                                                      -------
  Total assets acquired                                 739.6
                                                      -------

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                      Fair Values
                                                         as of
                                                   January 17, 2003
                                                 -------------------
Current liabilities                                  $   23.3
Other liabilities                                       112.2
                                                      -------
  Total liabilities assumed                             135.5
                                                      -------
Net assets acquired                                  $  604.1
                                                      =======

     As a result of this acquisition, the Company recorded an addition to non-deductible goodwill of approximately $349.1, an addition to customer lists of approximately $227.8 (expected period of benefit of 30 years, non-deductible for tax) and an addition to trade names of approximately $43.7 (expected period of benefit of 15 years, non-deductible for tax).

     The following unaudited pro forma combined financial information for the three months ended March 31, 2003 and 2002 assumes that the DIANON and Dynacare acquisitions which were closed by the Company on January 17, 2003 and July 25, 2002, respectively, were acquired on January 1, 2002:

                                                  Three Months Ended
                                                       March 31,
                                                    2003      2002
                                                  ------------------
Net sales                                         $ 720.2    $ 709.9
Net earnings                                         74.0       69.2

Diluted earnings per common share                    0.51       0.47

     The Company believes that the combined company is now in a position nationally to offer to both primary care physicians and specialists such as oncologists, urologists and gastroenterologists, the broadest range of leading-edge anatomic, genomic and clinical testing technology for the large and rapidly growing cancer diagnostic market.

8. BUSINESS ACQUISITIONS - OTHER

     In March 2003, the Company purchased certain assets in Northern California from Quest Diagnostics Incorporated for $4.5 in cash. The assets purchased included the assignment of four contracts with independent physician associations, as well as the leases for 46 patient service centers, five of which also serve as rapid response laboratories, located throughout Northern California.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

9.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the period ended March 31, 2003 and for the year ended December 31, 2002 are as follows:
                                 March 31, 2003    December 31, 2002
                                 --------------    -----------------
Balance as of January 1           $   910.1           $   719.3
Goodwill acquired during
   the period                         357.8               190.8
Adjustments to goodwill               (12.9)                 --
                                   --------            --------
Balance at end of period          $ 1,255.0           $   910.1
                                   ========            ========

     The components of identifiable intangible assets are as follows:

                        March 31, 2003           December 31, 2002
                    -----------------------   ------------------------
                     Gross                     Gross
                    Carrying   Accumulated    Carrying   Accumulated
                     Amount    Amortization    Amount    Amortization
                    -----------------------   ------------------------
Customer lists      $  572.7    $   97.1      $  338.4    $   90.8
Patents and
  technology            55.2         7.2          55.2         6.0
Non-compete
  agreements            22.1        16.5          21.3        16.1
Trade name              49.6         1.1           5.9         0.5
                     -------     -------       -------     -------
                    $  699.6    $  121.9      $  420.8    $  113.4
                     =======     =======       =======     =======

     Amortization of intangible assets was $8.5 and $5.1 for the three-month period ended March 31, 2003 and 2002, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $39.2 for the remainder of fiscal 2003, $58.7 in fiscal 2004, $58.1 in fiscal 2005, $56.7 in fiscal 2006, and $56.2 in fiscal 2007.

10.  NEW ACCOUNTING PRONOUNCEMENTS

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

     In December 2002, Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", was issued. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation at this time and does not believe that SFAS No. 148 will have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 changes current practice in accounting for and disclosure of guarantees and will require certain guarantees to be recorded as liabilities at fair value on the balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, "Accounting for Contingencies." Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of Interpretation No. 45 were effective December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.
The Company does not have any guarantees that would require current disclosure or further recognition under Interpretation No. 45.

     In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This Statement addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS No. 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS No. 146 also establishes that the initial measurement of a liability recognized under SFAS No. 146 be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this statement on January 1, 2003.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     In May 2002, SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" was issued. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The Company adopted this statement effective January 1, 2003 and it will result in the reclassification of the 2001 extraordinary loss.

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated legal obligations of such asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement on January 1, 2003.

11.  RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:
                                             Lease and
                                Severance   Other Facility
                                  Costs          Costs          Total
                               ---------   --------------     --------
Balance at December 31, 2002     $ 5.8           $20.3          $26.1
  Cash payments                   (0.9)           (0.7)          (1.6)
                                  ----            ----           ----
Balance at March 31, 2003        $ 4.9           $19.6          $24.5
                                  ====            ====           ====
Current                                                         $ 8.9
Non-current                                                      15.6
                                                                 ----
                                                                $24.5
                                                                 ====

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

     The Company is the appellant in a patent case originally filed in the United States District Court for the District of Colorado. The Company has disputed liability and contested the case vigorously. After a jury trial, the district court entered judgment against the Company for patent infringement. The Company appealed the case to the United States Court of Appeals for the Federal Circuit. The Company has received a letter from its counsel dated February 7, 2003 stating "it remains our opinion that the amended judgment and order will be reversed on appeal."

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries from governmental agencies and Medicare or Medicaid payors and managed care payors requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At March 31, 2003 and 2002, the Company had provided letters of credit aggregating approximately $48.6 and $27.0 respectively, primarily in connection with certain insurance programs.

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

12.failure to maintain the Company's days sales outstanding levels.

13.decrease in credit ratings by Standard & Poor's and/or Moody's.

14.failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests.

15.failure in the Company's information technology systems resulting in an increase in testing turnaround time or billing processes.

RESULTS OF OPERATIONS
--------------------

     As discussed in the Company's Annual Report for the year ended
December 31, 2002, the Company acquired Dynacare Inc. on July 25, 2002 and DIANON Systems, Inc. on January 17, 2003. All dollar amounts are in millions.

Three Months ended March 31, 2003 compared with Three Months ended March 31,
2002.

     Net sales for the three months ended March 31, 2003 were $712.2, an increase of $122.2, or approximately 20.7%, from $590.0 for the comparable 2002 period. The sales increase is a result of an increase of approximately 14.5% in volume (primarily volume growth in genomic testing and acquisitions of Dynacare and DIANON) and 6.1% in price (increased price per accession in core and esoteric testing, a continued mix shift to higher-priced esoteric tests and acquisitions of Dynacare and DIANON). These improvements were partially offset by the impact of severe winter weather during the first quarter of 2003.

     Cost of sales, which includes primarily laboratory and distribution costs, was $415.7 for the three months ended March 31, 2003 compared to $331.6 in the corresponding 2002 period, an increase of $84.1. The increase in cost of sales is primarily the result of increases in volume due to recent acquisitions, growth in the base business and growth in genomic and esoteric testing. Cost of sales as a percentage of net sales was 58.4% for the three months ended March 31, 2003 and 56.2% in the corresponding 2002 period. Cost of sales as a percentage of sales was impacted, in part, by severe winter weather during the first quarter of 2003.

     Selling, general and administrative expenses increased to $163.3 for the three months ended March 31, 2003 from $136.9 in the same period in 2002. This increase resulted primarily from personnel and other costs as a result of the Dynacare and DIANON acquisitions. As a percentage of net sales, selling, general and administrative expenses were 22.9% and 23.2% for the three months ended March 31, 2003 and 2002, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is a result of realized synergies from the Dynacare and DIANON acquisitions, as well as a reduced effective bad debt expense rate, resulting from DIANON's accounting for bad debts as a reduction of net sales.

     The amortization of intangibles and other assets was $8.5 and $5.1 for the three months ended March 31, 2003 and 2002. The increase in the amortization expense for the three months ended March 31, 2003 is a result of the acquisitions of Dynacare and DIANON.

     Interest expense was $11.4 for the three months ended March 31, 2003 compared with $4.2 for the same period in 2002. This increase was a direct result of the Company's financing of the DIANON acquisition.

     Income from equity investments was $9.8 for the three months ended March 31, 2003. This income represents the Company's ownership share in equity affiliates acquired as part of the Dynacare acquisition on July 25, 2002. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars. The strengthening of the Canadian dollar versus the U.S. dollar during the first quarter of 2003 has had a positive impact on this income.

     The provision for income taxes as a percentage of earnings before taxes was 41.0% for the three months ended March 31, 2003 compared to 41.5% for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities was $135.0 and $112.2 for the three months ended March 31, 2003 and March 31, 2002, respectively. The increase in cash flows from operations primarily resulted from improved earnings and the improvement of the Company's DSO to 55 days at March 31, 2003 from 60 days at March 31, 2002.

     Capital expenditures were $16.2 and $18.4 at March 31, 2003 and 2002, respectively. The Company expects capital expenditures of approximately $90.0 in 2003. These expenditures are intended to continue to improve information systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's revolving credit facilities.

     In connection with the acquisition of DIANON, on January 31, 2003, the Company completed a private placement of $350.0 in senior notes, which was used to repay the $350.0 bridge loan that was entered into to fund part of the DIANON purchase. The notes, in an aggregate principal amount of $350.0, bear an interest rate of 5 1/2% and resulted in net proceeds of $345.1. See
Note 6 - Derivative Financial Instruments- for a discussion of the Company's interest rate swap agreement which manages its interest rate exposure on $175.0 of the 5 1/2% senior notes.

     During the period ended March 31, 2003, the Company borrowed $250.0 on its revolving credit facilities and repaid a total of $115.0.

During the period ended March 31, 2003, the Company purchased approximately 1.2 million shares of its common stock totaling $34.0 with cash flow from operations. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

     In connection with the DIANON integration plan, the Company expects to achieve synergy savings of approximately $7.5 in 2003, $25.0 in 2004, and a total savings of $35.0 by 2005. The integration of Dynacare remains on schedule with $4.0 in synergy savings at the end of 2002, $36.0 in 2003, and a total savings of $45.0 by 2004.

     During the first quarter of 2003, the Company entered into an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure on $175.0 of its 5 1/2% senior notes. These swaps require that the financial institution pay a fixed rate amount in exchange for the Company paying a floating rate amount.

     Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

CONTRACTUAL CASH OBLIGATIONS
---------------------------
                                      Payments Due by Period
                               ---------------------------------------
                                 1 Yr    2-3 Yrs   4-5 Yrs   > 5 Yrs
                               -------   -------   -------   ---------
Capital lease obligations      $  2.7   $  5.4    $  4.1     $   --
Operating leases                 39.6     70.0      35.3       32.2
Contingent future acquisition
  payments                        5.7       --        --         --
Restructuring obligations         2.2      1.8       1.8        7.3
Contingent future licensing
  payments                       42.5      7.0      15.0         --
Revolving credit facilities        --    135.0        --         --
5 1/2% Senior Notes                --       --        --      345.1
Zero Coupon-Subordinated Notes     --    530.5(a)     --         --
                                -----    -----     -----      -----
  Total contractual cash
     obligations               $ 92.7   $749.7    $ 56.2     $384.6
                                =====    =====     =====      =====

ITEM 3.  Quantitative and Qualitative Disclosure about
         Market Risk

     The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has included in the past, the use of derivative financial instruments such as interest rate swap agreements. As more fully discussed in
Note 6 to the Unaudited Condensed Consolidated Financial Statements, the Company has an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure on $175.0 of its 5 1/2% senior notes. The fair value of the swap was not significant at March 31, 2003. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company's financial position or results of operations.

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

2) Contingent additional principal will accrue on the zero coupon-subordinated notes during the two-year period from September 11, 2004 to September 11, 2006, if the Company's stock price is at or below specified thresholds.

3) Holders may surrender zero coupon-subordinated notes for conversion during any period in which the rating assigned to the zero coupon-subordinated notes by Standard & Poor's Ratings Services is BB- or lower.

     Based upon independent appraisals, these embedded derivatives had no fair value at March 31, 2003.

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

     There were no significant changes in the Company's internal controls or in other factors that could adversely affect the internal controls subsequent to the date the Company completed its evaluation.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           See "Note 12 to the Company's Unaudited Condensed
           Consolidated Financial Statements" for the three months ended March 31, 2003, which is incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 DIANON Systems, Inc. 1996 Stock Incentive Plan (incorporated herein by reference to the Company's
          Registration Statement on Form S-8, filed with the Commission of January 21, 2003, File No. 333-102602).

    10.2 DIANON Systems, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to the Company's
          Registration Statement on Form S-8, filed with the Commission of January 21, 2003, File No. 333-102602).

    10.3 DIANON Systems, Inc. 2000 Stock Incentive Plan (incorporated herein by reference to the Company's
          Registration Statement on Form S-8, filed with the Commission of January 21, 2003, File No. 333-102602).

    10.4 DIANON Systems, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to the Company's
          Registration Statement on Form S-8, filed with the Commission of January 21, 2003, File No. 333-102602).

    10.5  Urocor, Inc. Second Amended and Restated 1992
          Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission of January
          21, 2003, File No. 333-102602).

    10.6  Amendment to the 2000 Stock Incentive Plan
         (incorporated herein by reference to Annex V of the Company's 2003 Annual Proxy Statement filed with the Commission on April 14, 2003).

    10.7  Laboratory Corporation of America Holdings
          Management Incentive Bonus Plan (incorporated herein by reference to Annex VI of the Company's
          2003 Annual Proxy Statement filed with the
          Commission on April 14, 2003).

    99.1  Written Statement of Chief Executive Officer and
          Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

         (b) Reports on Form 8-K

            (1) A current report on Form 8-K dated January 17, 2003 was filed on January 17, 2003, by the registrant, announcing that it had completed its previously announced acquisition of DIANON Systems, Inc.

            (2) A current report on Form 8-K dated January 17, 2003 was filed on February 3, 2003, by the registrant, along with DIANON Systems, Inc and DaVinci Development, Inc., disclosing the terms of the Merger Agreement and including certain DIANON financial statements, effective as of January 17, 2003.

            (3) A current report on Form 8-K dated January 31, 2003, was filed on February 3, 2003, by the registrant, to announce the sale of $350.0 aggregate principal amount of the Company's
                   5 1/2% Senior Notes due February 1, 2013.

            (4) A current report on Form 8-K dated February 18, 2003 was filed on February 18, 2003, by the registrant, containing certain financial statements of Dynacare Inc.

            (5) A current report on Form 8-K dated February 18, 2003 was filed on February 18, 2003, by the registrant, containing certain financial statements of DIANON Systems, Inc.

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

May 15, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
      -----------------
                               /s/ THOMAS P. MAC MAHON
                               -----------------------
                                   Thomas P. Mac Mahon
                                   Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
      -----------------
                               /s/ WESLEY R. ELINGBURG
                               -----------------------
                                   Wesley R. Elingburg
                                   Chief Financial Officer