Form 10-Q
period 2003-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2003-08-14
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           JUNE 30, 2003
                                     ----------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------    ------------
Commission file number                     1-11353
                                ---------------------------

           LABORATORY CORPORATION OF AMERICA HOLDINGS
-----------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                         13-3757370
-------------------------------           -----------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

   358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA     27215
----------------------------------------------------   ---------
 (Address of principal executive offices)              (Zip code)

                            (336) 229-1127
          ------------------------------------------------------
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

The number of shares outstanding of the issuer's common stock is 144,849,441 shares as of July 31, 2003.

                                INDEX


          PART I. Financial Information

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited)
        June 30, 2003 and December 31, 2002

        Condensed Consolidated Statements of Operations (unaudited) Six and three months ended June 30, 2003 and 2002

        Condensed Consolidated Statements of Changes in
        Shareholders' Equity (unaudited)
        Six months ended June 30, 2003 and 2002

        Condensed Consolidated Statements of Cash Flows
        (unaudited) Six months ended June 30, 2003 and 2002

        Notes to Unaudited Condensed Consolidated Financial Statements

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3  Quantitative and Qualitative Disclosures about
        Market Risk

Item 4  Controls and Procedures


        PART II. OTHER INFORMATION

Item 1  Legal Proceedings

Item 4  Submission of Matters to a Vote of Security Holders

Item 6  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                               June 30,          December 31,
                                                 2003                2002
                                            ------------         -------------
ASSETS
Current assets:
  Cash and cash equivalents                   $    33.9           $    56.4
  Accounts receivable, net                        444.5               393.0
  Supplies inventories                             49.4                44.8
  Prepaid expenses and other                       23.7                33.8
  Deferred income taxes                            68.6                68.7
                                               --------            --------
Total current assets                              620.1               596.7

Property, plant and equipment, net                368.2               351.2
Goodwill                                        1,272.2               910.1
Identifiable intangible assets, net               570.6               307.4
Investments in equity affiliates                  481.9               400.6
Other assets, net                                  36.0                26.0
                                               --------            --------
                                              $ 3,349.0           $ 2,592.0
                                               ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    82.9           $    79.9
  Accrued expenses and other                      163.8               148.5
  Current portion of long-term debt                 0.4                 0.4
                                               --------            --------
Total current liabilities                         247.1               228.8

Revolving credit facility                          85.0                  --
Zero coupon-subordinated notes                    518.0               512.9
5 1/2% senior notes                               354.1                  --
Long-term debt, less current portion                2.7                 3.1
Capital lease obligations                           4.9                 5.5
Other liabilities                                 388.0               230.0

Commitments and contingent liabilities               --                  --

Shareholders' equity:
  Preferred stock, $0.10 par value; 30,000,000
    shares authorized; shares issued: none           --                  --
  Common stock, $0.10 par value; 265,000,000
    shares authorized;148,130,106 and
    147,839,103 shares issued and outstanding
    at June 30, 2003 and December 31,
    2002, respectively                             14.8                14.8
  Additional paid-in capital                    1,422.8             1,406.5
  Retained earnings                               426.4               266.1
  Treasury stock, at cost; 3,383,620 shares
    and 97,426 shares at June 30, 2003 and
    December 31, 2002, respectively               (95.6)               (4.4)
  Unearned restricted stock compensation          (32.0)              (41.4)
  Accumulated other comprehensive
    earnings (loss)                                12.8               (29.9)
                                               --------            --------
   Total shareholders' equity                   1,749.2             1,611.7
                                               --------            --------
                                              $ 3,349.0           $ 2,592.0
                                               ========            ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                 Six Months Ended       Three Months Ended
                                     June 30,                June 30,
                             -----------------------  -----------------------
                                2003       2002          2003       2002
                             -----------------------  -----------------------
Net sales                   $ 1,455.9    $ 1,202.4    $   743.7    $  612.4

Cost of sales                   842.9        667.7        427.2       336.1
                              -------      -------      -------     -------
Gross profit                    613.0        534.7        316.5       276.3
Selling, general and
  administrative expenses       327.4        273.9        164.1       137.0

Amortization of intangibles
  and other assets               18.0         10.3          9.5         5.2
                              -------      -------      -------     -------
Operating income                267.6        250.5        142.9       134.1

Other income (expense):
  Interest expense              (21.4)        (8.4)       (10.0)       (4.2)
  Income from equity
    investments, net             21.1           --         11.3          --
  Investment income               4.7          2.0          2.4         1.2
  Other income (expense), net    (0.3)        (0.4)        (0.2)        0.2
                              --------     -------      -------     -------
Earnings before income taxes    271.7        243.7        146.4       131.3

Provision for income taxes      111.4         99.4         60.0        52.8
                              -------      -------      -------     -------
Net earnings                 $  160.3     $  144.3     $   86.4    $   78.5
                              =======      =======      =======     =======
Basic earnings per
  common share               $    1.10    $    1.03    $    0.60   $    0.56
                              ========     ========     ========    ========
Diluted earnings per
  common share               $    1.10    $    1.01    $    0.60   $    0.55
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

                                          Additional
                                 Common    Paid-in       Retained    Treasury
                                 Stock     Capital       Earnings      Stock
                                -------   ---------   -------------  ----------
PERIOD ENDED JUNE 30, 2002
Balance at beginning of year     $ 14.1     $1,081.8     $   11.5     $    --
Comprehensive earnings:
  Net earnings                       --           --        144.3          --
  Other comprehensive earnings:
   Foreign currency translation
     adjustments                     --            --          --          --
                                  -----       -------     -------      ------
Comprehensive earnings               --            --       144.3          --
Issuance of common stock            0.1          14.5          --          --
Issuance of restricted stock
  awards                            0.1          40.9          --          --
Amortization of unearned
  restricted stock compensation      --            --          --          --
Income tax benefit from stock
  options exercised                  --          15.4          --          --
Purchase of common stock             --            --          --        (4.4)
                                  -----       -------     -------      ------
BALANCE AT JUNE 30, 2002         $ 14.3      $1,152.6    $  155.8     $  (4.4)
                                  =====       =======     =======      ======
PERIOD ENDED JUNE 30, 2003
Balance at beginning of year     $ 14.8      $1,406.5    $  266.1     $  (4.4)
Comprehensive earnings:
  Net earnings                       --            --       160.3          --
  Other comprehensive loss:
   Foreign currency translation
     adjustments                     --            --          --          --
   Tax effect of other comprehensive
     loss adjustments                --            --          --          --
                                  -----       -------      ------      ------
Comprehensive earnings               --            --       160.3          --
Issuance of common stock             --           5.9          --          --
Issuance of restricted stock
  awards                             --           0.2          --          --
Cancellation of restricted stock
  awards                             --          (1.0)         --          --
Amortization of unearned
  restricted stock compensation      --            --          --          --
Income tax benefit from stock
  options exercised                  --           2.7          --          --
Assumption of vested stock options
  in connection with acquisition     --           8.5          --          --
Purchase of common stock             --            --          --       (91.2)
                                 ------       -------     -------      ------
BALANCE AT JUNE 30, 2003        $  14.8      $1,422.8    $  426.4     $ (95.6)
                                 ======       =======     =======      ======


(continued)

  LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                           (Unaudited)

                                     Unearned     Accumulated
                                    Restricted      Other          Total
                                      Stock      Comprehensive   Shareholders'
                                   Compensation  Earnings (Loss)    Equity
                                   ------------  --------------- -------------
PERIOD ENDED JUNE 30, 2002
Balance at beginning of year       $  (13.2)      $   (8.8)       $1,085.4
Comprehensive earnings:
  Net earnings                           --             --           144.3
  Other comprehensive earnings:
   Foreign currency translation
     adjustments                         --            0.4             0.4
                                    -------        -------         -------
Comprehensive earnings                   --            0.4           144.7
Issuance of common stock                 --             --            14.6
Issuance of restricted stock
  awards                              (41.0)            --              --
Amortization of unearned
  restricted stock compensation         6.2             --             6.2
Income tax benefit from stock
  options exercised                      --             --            15.4
Purchase of common stock                 --             --            (4.4)
                                    -------        -------         -------
BALANCE AT JUNE 30, 2002           $  (48.0)      $   (8.4)       $1,261.9
                                    =======        =======         =======
PERIOD ENDED JUNE 30, 2003
Balance at beginning of year       $  (41.4)      $  (29.9)       $1,611.7
Comprehensive earnings:
  Net earnings                           --             --           160.3
  Other comprehensive loss:
   Foreign currency translation
     adjustments                         --           71.3            71.3
   Tax effect of other comprehensive
     loss adjustments                    --          (28.6)          (28.6)
                                    -------        -------         -------
Comprehensive earnings                   --           42.7           203.0
Issuance of common stock                 --             --             5.9
Issuance of restricted stock
  awards                               (0.2)            --              --
Cancellation of restricted stock
  awards                                1.0             --              --
Amortization of unearned
  restricted stock compensation         8.6             --             8.6
Income tax benefit from stock
  options exercised                      --             --             2.7
Assumption of vested stock options
  in connection with acquisition         --             --             8.5
Purchase of common stock                 --             --           (91.2)
                                    -------        -------         -------
BALANCE AT JUNE 30, 2003           $  (32.0)      $   12.8        $1,749.2
                                    =======        =======         =======

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)


                                                  Six Months Ended
                                                       June 30,
                                              --------------------------
                                                 2003            2002
                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                  $  160.3         $ 144.3

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization               66.7            45.8
      Stock compensation                           8.6             6.2
      (Gain) loss on sale of assets               (0.1)            0.4
      Accreted interest on zero coupon-
        subordinated notes                         5.1             5.0
      Deferred income taxes                       15.0             4.8
      Change in assets and liabilities:
        Increase in accounts receivable, net     (18.0)          (27.4)
        Increase in inventories                   (2.4)           (4.6)
        Decrease (increase) in prepaid
         expenses and other                        3.6            (5.6)
        (Decrease) increase in accounts payable   (5.7)           10.3
        Increase in accrued expenses and other    25.3            25.9
        Other, net                                (0.2)            0.2
                                                ------          ------
  Net cash provided by operating activities      258.2           205.3
                                                ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           (37.4)          (37.9)
  Proceeds from sale of assets                     0.6             0.6
  Deferred payments on acquisitions               (6.3)           (8.0)
  Proceeds from sale of marketable securities     50.4              --
  Distributions from equity affiliates in
   excess of cumulative earnings                   1.6              --
  Acquisition of licensing technology               --           (15.0)
  Acquisition of businesses, net of cash
   acquired                                     (636.0)           (3.3)
                                                ------          ------
  Net cash used for investing activities        (627.1)          (63.6)
                                                ------          ------


(continued)

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                            (Unaudited)

                                                 Six Months Ended
                                                      June 30,
                                              ------------------------
                                                 2003           2002
                                              ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from bridge loan                   $  350.0       $     --
  Payments on bridge loan                       (350.0)            --
  Proceeds from revolving credit
    facilities                                   265.0             --
  Payments on revolving credit
    facilities                                  (180.0)            --
  Proceeds from senior note offering             350.0             --
  Payments on other long-term debt                (0.4)            --
  Termination of interest rate swap
   agreement                                       5.3             --
  Debt issuance costs                             (7.3)          (1.7)
  Payments on long-term lease obligations         (0.7)          (0.6)
  Purchase of common stock                       (91.2)            --
  Net proceeds from issuance of stock to
   employees                                       5.8           14.6
                                               -------         ------
  Net cash provided by financing activities      346.5           12.3
                                               -------         ------
Effect of exchange rate changes on cash
 and cash equivalents                             (0.1)           0.4
                                               -------         ------
 Net increase (decrease) in cash and
   cash equivalents                              (22.5)         154.4
 Cash and cash equivalents at
   beginning of period                            56.4          149.2
                                               -------        -------
 Cash and cash equivalents at
   end of period                              $   33.9       $  303.6
                                               =======        =======
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                                 $   2.9         $   0.7
     Income taxes, net of refunds                70.8            55.5


Disclosure of non-cash financing
  and investing activities:

Issuance of restricted stock awards               0.2            41.0
Assumption of vested stock options
  in connection with acquisition                  8.5              --



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The condensed consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly owned subsidiaries (the "Company") after elimination of all material intercompany accounts and transactions. On January 17, 2003, the Company completed the acquisition of DIANON Systems, Inc., (DIANON) a leading U.S. provider of anatomic pathology and oncology testing services. Disclosure of certain business combination transactions is included in Note 7 - Business Acquisition - DIANON Systems, Inc. The Company operates in one business segment.

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in "Accumulated Other Comprehensive Earnings (loss)."

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

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                 Three Months                Six Months
                                Ended June 30,              Ended June 30,
                           ------------------------   --------------------------
                             2003          2002          2003          2002
                           ------------------------   --------------------------
Basic                      144,562,713  140,723,679    145,222,214  140,320,864
Assumed conversion/
 exercise of:
  Stock options                485,967    1,081,033        381,169      977,307
  Restricted stock awards           --    1,610,213        103,769    1,649,248
                           -----------  -----------    -----------  -----------
Diluted                    145,048,680  143,414,925    145,707,152  142,947,419
                           -----------  -----------    -----------  -----------

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

                                               June 30,
                                           2003         2002
                                      ------------------------
Stock Options                          4,432,902           --
Restricted Stock Awards                1,304,896           --

     The Company's zero coupon-subordinated notes are contingently convertible into 9,977,634 shares of common stock and are not currently included in the diluted earnings per share calculation because these notes were not convertible according to their terms during the period ended June 30, 2003.

3.   STOCK COMPENSATION PLANS

     During May 2003, the Company made awards of 8,230 shares of restricted stock and 12,680 options to its non-employee directors at a price of $30.36 under its 2000 Stock Incentive Plan.

     During February 2003, the Company granted to employees
1,532,500 options at a price of $24.46 under its 2000 Stock
Incentive Plan. During March 2003, the Company granted to employees 216,700 options at a price of $28.18 under its 2000 Stock Incentive Plan.

     The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable by $2.7 and $15.4 for the six months ended June 30, 2003 and 2002, respectively. Such benefits are credited to additional paid-in-capital.

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

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                --------------------   --------------------
                                  2003         2002      2003        2002
                                --------------------   --------------------
Net earnings      As reported    $  86.4    $  78.5    $ 160.3     $ 144.3
                  Pro forma      $  79.8       73.3      147.2       133.9
Basic earnings per
  common share    As reported       0.60       0.56       1.10        1.03
                  Pro forma         0.55       0.52       1.01        0.95

Diluted earnings per
  common share    As reported       0.60       0.55       1.10        1.01
                  Pro forma         0.55       0.51       1.01        0.94

4. STOCK REPURCHASE PROGRAM

On October 22, 2002, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $150.0 of its common stock from time-to-time. During the six months ended June 30, 2003, the Company purchased approximately 3.1 million shares of its common stock totaling approximately $86.4 with cash flow from operations. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

5.   SENIOR CREDIT FACILITIES

     On January 14, 2003, the Company entered into a new $150.0 364-day revolving credit facility with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions to replace the existing $100.0 364-day revolving credit facility. The $200.0 three-year revolving credit facility was amended on January 14, 2003 and expires on February 18, 2005. These credit facilities bear interest at varying rates based upon the Company's credit rating with Standard & Poor's Ratings Services. As of June 30, 2003, the effective interest rate on the revolving credit agreements was 1.86%.

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


     During the six months ended June 30, 2003, the Company borrowed a total of $265.0 and made payments of $180.0 under its revolving credit agreements leaving an outstanding balance of $85.0 as of June 30, 2003. At June 30, 2003, the effective interest rate on the revolving credit agreements was 1.86%.

6.   DERIVATIVE FINANCIAL INSTRUMENTS

     Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for on an accrual basis. Amounts to be paid or received under such agreements are recognized as interest expense in the periods in which they accrue.

     On June 18, 2003, the Company terminated its only outstanding interest rate swap agreement and received net proceeds of $5.3. Approximately $1.2 of these proceeds are included in the Company's interest expense for the six months ended June 30, 2003. The remaining $4.1 of these proceeds has been deferred on the Company's balance sheet and will reduce interest expense on the 5 1/2% senior notes over the life of the notes. Including the effect of this swap agreement, the weighted-average effective interest rate on the Company's 5 1/2% senior notes was 4.07% at June 30, 2003.

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

     Based upon independent appraisals, these embedded derivatives had no fair value at June 30, 2003 and 2002.

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

     The Company finalized its recording of the DIANON purchase price allocation during the second quarter of 2003. In connection with the DIANON integration plan, the Company recorded $18.9 of costs associated with the execution of the plan. The majority of these integration costs related to contractual obligations associated with leased facilities and equipment ($10.8) and employee severance ($8.1). These costs were accounted for as costs of the DIANON acquisition and included in goodwill.

     The following table summarizes the Company's purchase price allocation related to the acquisition of DIANON based on the fair value of the assets acquired and liabilities assumed on the acquisition date.

                                                      Fair Values
                                                         as of
                                                   January 17, 2003
                                                 -------------------
Current assets                                       $   87.7
Property, plant and equipment                            28.3
Goodwill                                                353.9
Identifiable intangible assets                          271.5
Other assets                                              3.0
                                                      -------
  Total assets acquired                                 744.4
                                                      -------
Current liabilities                                  $   33.1
Other liabilities                                       106.8
                                                      -------
  Total liabilities assumed                             139.9
                                                      -------
Net assets acquired                                  $  604.5
                                                      =======

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


     As a result of this acquisition, the Company recorded an addition to non-deductible goodwill of approximately $353.9, an addition to customer lists of approximately $227.8 (expected period of benefit of 30 years, non-deductible for tax) and an addition to trade names of approximately $43.7 (expected period of benefit of 15 years, non-deductible for tax).

     The following unaudited pro forma combined financial information for the three and six months ended June 30, 2003 and 2002 assumes that the DIANON and Dynacare acquisitions which were closed by the Company on January 17, 2003 and July 25, 2002, respectively, were acquired on January 1, 2002:

                        Three Months Ended         Six Months Ended
                             June 30,                   June 30,
                         2003      2002            2003       2002
                       --------------------      -------------------
Net sales              $ 743.7   $ 737.3         $1,463.9   $1,447.1
Net earnings              86.4      82.5            160.4      151.6

Diluted earnings per
   common share         $ 0.60   $  0.55         $   1.10   $   1.02

     The Company believes that the combined company is now in a position nationally to offer to both primary care physicians and specialists such as oncologists, urologists and gastroenterologists, the broadest range of leading-edge anatomic, genomic and clinical testing technology for the large and rapidly growing cancer diagnostic market.

8.   RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:
                                               Lease and
                                Severance    Other Facility
                                  Costs          Costs         Total
                               ----------    --------------   -------
Balance at December 31, 2002     $ 5.8           $20.3          $26.1
  DIANON integration               8.1            10.8           18.9
  Cash payments                   (6.3)           (1.4)          (7.7)
                                  ----            ----           ----
Balance at June 30, 2003         $ 7.6           $29.7          $37.3
                                  ====            ====           ====
Current                                                         $21.8
Non-current                                                      15.5
                                                                 ----
                                                                $37.3
                                                                 ====

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


9.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the six-month period ended June 20, 2003 and for the year ended December 31, 2002 are as follows:
                                 June 30, 2003    December 31, 2002
                                 -------------    -----------------
Balance as of January 1           $   910.1           $   719.3
Goodwill acquired during
   the period                         375.0               190.8
Adjustments to goodwill               (12.9)                 --
                                   --------            --------
Balance at end of period          $ 1,272.2           $   910.1
                                   ========            ========
     The adjustments to goodwill represent certain adjustments made to the balances of investments in equity affiliates relating to the Dynacare acquisition.

     The components of identifiable intangible assets are as follows:

                        June 30, 2003           December 31, 2002
                    -----------------------  ------------------------
                     Gross                     Gross
                    Carrying   Accumulated    Carrying   Accumulated
                     Amount    Amortization    Amount    Amortization
                    -----------------------   -----------------------
Customer lists      $  578.3    $  104.0      $  338.4    $   90.8
Patents and
  technology            51.9         8.3          55.2         6.0
Non-compete
  agreements            22.1        17.0          21.3        16.1
Trade name              49.6         2.0           5.9         0.5
                     -------     -------       -------     -------
                    $  701.9    $  131.3      $  420.8    $  113.4
                     =======     =======       =======     =======

     Amortization of intangible assets for the six month and three month periods ended June 30, 2003 was $18.0 and $9.5, respectively, and $10.3 and $5.2 for the six and three month periods ended June 30, 2002. Amortization expense for the net carrying amount of intangible assets is estimated to be $20.2 for the remainder of fiscal 2003, $40.3 in fiscal 2004, $39.6 in fiscal 2005, $37.1 in fiscal 2006, and $35.4 in fiscal 2007.

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions for SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June
15, 2003.   The Company does not have any financial instruments
that meet the provisions of SFAS No. 150, and therefore, adopting the provisions of this Statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In April 2003, the Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.
133.  The new guidance amends SFAS No. 133 for decisions made
(1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is not expected that the provisions of SFAS No. 149 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

     In December 2002, Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", was issued. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


results. The Company does not intend to adopt the fair-value method of accounting for stock-based employee compensation under SFAS No. 123 and therefore, the adoption of SFAS No. 148 has only impacted disclosures, and not the financial results of the Company.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 changes current practice in accounting for and disclosure of guarantees and will require certain guarantees to be recorded as liabilities at fair value on the balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, "Accounting for Contingencies." Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of Interpretation No. 45 were effective December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not have any material guarantees that would require current disclosure or further recognition under Interpretation No. 45.

11.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation purporting to be a nation-wide class action involving the alleged overbilling of patients who are covered by private insurance. The Company has reached a settlement with the class that will not materially differ from accruals previously established or have a material adverse effect on the Company. The Company has now substantially implemented its obligations under the settlement. On January 9, 2001, the Company was served with a complaint in North Carolina which purported to be a class action and makes claims similar to those referred to above. That claim has now been dismissed with prejudice.

     On June 24, 2003, the Company and certain of its executive officers were sued in the United States District Court for the Middle District of North Carolina in the first of a series of putative shareholder class actions alleging securities fraud.
Since that date, at least five other complaints containing substantially identical allegations have been filed against the Company and certain of the Company's executive officers. Each of the complaints alleges that the defendants violated the federal securities laws by making material misstatements and/or omissions that caused the price of the Company's stock to be artificially inflated between February 13 and October 3, 2002. The plaintiffs seek certification of a class of substantially all persons who purchased shares of the Company's stock during that time period and unspecified monetary damages. The Company anticipates that these six cases, as well as any subsequently filed cases making substantially similar allegations, will be consolidated and proceed as a single case. The defendants deny any liability and intend to defend the case vigorously. At this time, it is premature to make any assessment of the potential outcome of the cases or whether they could have a material adverse effect on the Company's financial condition.

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

     The Company is a party to two lawsuits involving Chiron Inc. relating to Hepatitis C and HIV testing. Chiron asserts that the Company has infringed on Chiron's patents in each of these areas. The Company denies liability and intends to contest the suits vigorously. It is premature at this juncture to assess the likely outcome of these matters, or to determine whether they will have a material effect on the Company.

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At June 30, 2003 and 2002, the Company had provided letters of credit aggregating approximately $46.1 and $29.3 respectively, primarily in connection with certain insurance programs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions with Company management, forward-looking statements concerning the Company's operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", or "anticipates" or the negative of those words or other comparable terminology.
Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and discussions with Company management, including:

1. changes in federal, state, local and third party payor regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing;

2. adverse results from investigations of clinical laboratories by the government, which may include significant monetary damages and/or exclusion from the Medicare and Medicaid programs;

3. loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid or other federal, state or local agencies;

4. failure to comply with applicable Federal Occupational Safety and Health Administration requirements and the Needlestick
Safety and Prevention Act which may result in penalties and loss of licensure;

5. failure to comply with HIPAA, which could result in significant fines;

6. failure of third party payors to complete testing with the Company, or to accept or remit transactions in HIPAA-required standard transaction and code set format on and after October 16, 2003, could result in an interruption in the Company's cash flow unless regulatory relief from the requirements is obtained;

7. increased competition, including price competition;

8. changes in payor mix, including an increase in capitated managed-cost health care;

9. failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

10.failure to integrate newly acquired businesses and the cost related to such integration;

11.adverse results in litigation matters;

12.inability to attract and retain experienced and qualified personnel;

13.failure to maintain the Company's days sales outstanding levels;

14.decrease in credit ratings by Standard & Poor's and/or
Moody's;

15.failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests; and

16.failure in the Company's information technology systems resulting in an increase in testing turnaround time or billing processes.


RESULTS OF OPERATIONS
---------------------

     As discussed in the Company's Annual Report for the year ended December 31, 2002, the Company acquired Dynacare Inc. on
July 25, 2002 and DIANON Systems, Inc. on January 17, 2003. All dollar amounts are in millions.

Three Months ended June 30, 2003 compared with Three Months ended
June 30, 2002.

     Net sales for the three months ended June 30, 2003 were $743.7, an increase of $131.3, or approximately 21.4%, from $612.4 for the comparable 2002 period. The sales increase is a result of an increase of approximately 16.0% in volume (primarily volume growth in genomic testing and resulting from the acquisitions of Dynacare and DIANON) and 5.5% in price (increased price per accession in core and esoteric testing, a continued mix shift to higher-priced esoteric tests and acquisitions of Dynacare and DIANON). These improvements were partially offset by the slowing economy and physician strikes to protest rising malpractice rates.

     Cost of sales, which includes primarily laboratory and distribution costs, was $427.2 for the three months ended June 30, 2003 compared to $336.1 in the corresponding 2002 period, an increase of $91.1. The increase in cost of sales is primarily the result of increases in volume due to recent acquisitions, growth in the base business and growth in genomic and esoteric testing. Cost of sales as a percentage of net sales was 57.4% for the three months ended June 30, 2003 and 54.9% in the corresponding 2002 period, reflecting cost of additional lab infrastructure along with the shift in test mix.

     Selling, general and administrative expenses increased to $164.1 for the three months ended June 30, 2003 from $137.0 in the same period in 2002. This increase resulted primarily from personnel and other costs as a result of the Dynacare and DIANON acquisitions. As a percentage of net sales, selling, general and administrative expenses were 22.1% and 22.4% for the three months ended June 30, 2003 and 2002, respectively, reflecting the realization of synergies from the Dynacare and DIANON acquisitions, as well as the Company's reduction of its bad debt expense rate by 50 basis points during the quarter.

     The amortization of intangibles and other assets was $9.5 and $5.2 for the three months ended June 30, 2003 and 2002. The increase in the amortization expense for the three months ended June 30, 2003 is a direct result of the acquisitions of Dynacare and DIANON.

     Interest expense was $10.0 for the three months ended June
30, 2003 compared with $4.0 for the same period in 2002. This increase was a direct result of the Company's financing of the DIANON acquisition.

     Income from equity investments was $11.3 for the three months ended June 30, 2003. This income represents the Company's ownership share in equity affiliates acquired as part of the Dynacare acquisition on July 25, 2002. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars. The strengthening of the Canadian dollar versus the U.S. dollar during the second quarter of 2003 has had a positive impact on this income as well as the cash generated from the Canadian investments.

     The provision for income taxes as a percentage of earnings before taxes was 41.0% for the three months ended June 30, 2003 compared to 40.2% for the three months ended June 30, 2002.

Six Months ended June 30, 2003 compared with Six Months ended
June 30, 2002.

     Net sales for the six months ended June 30, 2003 were $1,455.9, an increase of $253.5, or 21.1%, from $1,202.4 for the same period in 2002. The sales increase is a result of an increase in volume of approximately 15.0% (primarily volume growth in genomic testing and resulting from the acquisitions of Dynacare and DIANON) and an increase in price of approximately 6.0% (increased price per accession in core and esoteric testing, a continued mix shift to higher-priced esoteric tests and acquisitions of Dynacare and DIANON). These improvements were partially offset by the impact of severe winter weather during the first quarter of 2003 and more recently, the slowing economy and physician strikes to protest rising malpractice rates.

     Cost of sales, which includes primarily laboratory and distribution costs, was $842.9 for the six months ended June 30, 2003 compared to $667.7 for the same period of 2002, an increase of $175.2. The increase in cost of sales is primarily the result of increases in volume and supplies due to recent acquisitions, growth in the base business and growth in esoteric and genomic testing (with significant increases in Cystic Fibrosis and Human Papillomavirus testing). Cost of sales as a percentage of net sales was 57.9% for the six months ended June 30, 2003 and 55.5% for the same period in 2002, reflecting cost of additional lab infrastructure along with the shift in test mix.

     Selling, general and administrative expenses increased to $327.4 for the six months ended June 30, 2003 from $273.9 for the same period in 2002. This increase resulted primarily from personnel and other costs as a result of the recent acquisitions. As a percentage of net sales, selling, general and administrative expenses were 22.5% and 22.8% for the six months ended June 30, 2003 and 2002, respectively, reflecting the realization of synergies from the Dynacare and DIANON acquisitions, as well as the Company's reduction of its bad debt expense rate by approximately 100 basis points during the first six months of 2003 compared to 2002.

     The amortization of intangibles and other assets was $18.0 and $10.3 for the six months ended June 30, 2003 and 2002. The increase in the amortization expense for the six months ended June 30, 2003 is a result of the acquisitions of Dynacare and DIANON.

     Interest expense was $21.4 for the six months ended June 30, 2003 compared with $8.4 for the same period in 2002. This increase was a direct result of the Company's financing of the DIANON acquisition.

     The provision for income taxes as a percentage of earnings before taxes was 41.0% for the six months ended June 30, 2003 compared to 40.8% for the six months ended June 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Net cash provided by operating activities was $258.2 and $205.3 for the six months ended June 30, 2003 and June 30, 2002, respectively. The increase in cash flows from operations primarily resulted from improved earnings and the improvement of the Company's DSO to 54 days at June 30, 2003 from 58 days at June 30, 2002.

     Capital expenditures were $37.4 and $37.9 at June 30, 2003 and 2002, respectively. The Company expects capital expenditures of approximately $90.0 in 2003. These expenditures are intended to continue to improve information systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's revolving credit facilities.

     During the three months ended June 30, 2003, the Company repaid a total of $50.0 on its revolving credit facilities.

During the three months ended June 30, 2003, the Company purchased approximately 1.9 million shares of its common stock totaling approximately $52.8 with cash flow from operations for a total repurchase of approximately 3.1 million shares totaling approximately $86.4 for the six month period. In addition, certain employees of the Company surrendered 174,794 shares of restricted stock in April 2003 for the payment of payroll taxes totaling approximately $4.8, in accordance with the terms of the Company's stock incentive plan. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

     In connection with the DIANON integration plan, the Company expects to achieve synergy savings of approximately $7.5 in 2003, $25.0 in 2004, and a total savings of $35.0 by 2005. The integration of Dynacare remains on schedule with $4.0 in synergy savings at the end of 2002, $36.0 in 2003, and a total savings of $45.0 by 2004.

     During the first quarter of 2003, the Company entered into an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure on $175.0 of its 5 1/2% senior notes. This swap agreement was terminated during June 2003 and resulted in net proceeds to the Company of $5.5.

     Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.


CONTRACTUAL CASH OBLIGATIONS
---------------------------
                                      Payments Due by Period
                               ----------------------------------------
                                 1 Yr    2-3 Yrs   4-5 Yrs   > 5 Yrs
                               -------   -------   -------   ----------
Capital lease obligations      $  1.8   $  5.4    $  4.1      $   --
Operating leases                 26.4     70.0      35.3        32.2
Contingent future acquisition
  payments                        5.7       --        --          --
Restructuring obligations         3.5      3.4       3.4        13.2
Contingent future licensing
  payments                       42.5      7.0      15.0          --
Revolving credit facilities        --     85.0        --          --
5 1/2% Senior Notes                --       --        --       350.0
Zero Coupon-Subordinated Notes     --    530.5(a)     --          --
                                -----    -----     -----       -----
  Total contractual cash
     obligations               $ 79.9   $701.3    $ 57.8      $395.4
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

ITEM 3.  Quantitative and Qualitative Disclosure about
         Market Risk

     The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has included in the past, the use of derivative financial instruments such as interest rate swap agreements. As more fully discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements, the Company had an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure on $175.0 of its 5 1/2% senior notes. This swap agreement was terminated during June 2003 and the Company received net proceeds of $5.5. Although, as set forth below, the Company's zero coupon-subordinated notes contain features that are considered to be embedded derivative instruments, the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company's financial position or results of operations.

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

     Based upon independent appraisals, these embedded derivatives had no fair value at June 30, 2003.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See "Note 11 to the Company's Unaudited Condensed Consolidated Financial Statements" for the six-months ended June 30, 2003, which is incorporated by reference.

Item 4   Submission of Matters to a Vote of Security Holders

     The following votes were provided by American Stock Transfer
& Trust Company in their proxy tabulation reports dated May 23, 2003:

Total outstanding shares of Laboratory Corporation
of America (NEW):                                 146,501,837
Total shares voted                                132,731,308

                                            Votes          Votes
                                             For          Withheld
                                        -------------    -----------
Election of the members
of the Board of Directors:
           Thomas P. Mac Mahon           127,685,060      5,046,247
           Jean-Luc Belingard            127,942,427      4,788,881
           Wendy E. Lane                 124,431,273      8,299,035
           Robert E. Mittelstaedt, Jr.   127,945,207      4,786,101
           James B. Powell, MD           106,447,776     26,283,532
           Andrew G. Wallace, MD         128,788,039      3,943,269


                                     Votes        Votes       Votes
                                     For         Against     Abstained
                                  ----------   -----------  -----------
Approval of the Amendment to
the Laboratory Corporation of
America Holdings 2000 Stock
Incentive Plan                    114,872,801   12,696,603   5,161,904

Approval of the Amendment to the
Laboratory Corporation of America
Holdings Management Incentive
Bonus Plan                        115,897,078   11,660,785   5,173,445

Ratification of the appointment of
PricewaterhouseCoopers LLP as the
Company's independent accountants
for the fiscal year ending
December 31, 2003                 129,377,315    1,721,596   1,632,397

Item 4.     Submission of Matters to a Vote of
               Security Holders- Continued

Total outstanding shares of Laboratory Corporation
of America Holdings (OLD):                                      48,554
Total shares voted                                               5,030

                                            Votes          Votes
                                             For          Withheld
                                        -------------    -----------
Election of the members
of the Board of Directors:
           Thomas P. Mac Mahon               5,030                0
           Jean-Luc Belingard                5,030                0
           Wendy E. Lane                     5,030                0
           Robert E. Mittelstaedt, Jr.       5,030                0
           James B. Powell, MD               5,030                0
           Andrew G. Wallace, MD             5,030                0

                                    Votes        Votes         Votes
                                     For         Against     Abstained
                                  ----------   -----------  -----------
Approval of the Amendment to the
Laboratory Corporation of America
Holdings 2000 Stock Incentive
Plan                                4,858         172            0

Approval of the Amendment to the
Laboratory Corporation of America
Holdings Management Incentive
Bonus Plan                          4,804         226            0

Ratification of the appointment of
PricewaterhouseCoopers LLP as the
Company's independent accountants
for the fiscal year ending
December 31, 2003:                  4,958          72             0

     In addition, certain shares of National Health Laboratories
Holdings Inc. (NHL) which have not been converted to Company shares were eligible to vote at the annual meeting and were voted as follows:

Total outstanding NHL shares:           116
Total shares voted:                       5

Item 4.     Submission of Matters to a Vote of
               Security Holders- Continued

                                            Votes          Votes
                                             For          Withheld
                                        -------------    ----------
Election of the members
of the Board of Directors:
          Thomas P. Mac Mahon                   5              0
          Jean-Luc Belingard                    5              0
          Wendy E. Lane                         5              0
          Robert E. Mittelstaedt, Jr.           5              0
          James B. Powell, MD                   5              0
          Andrew G. Wallace, MD                 5              0

                                    Votes        Votes         Votes
                                     For         Against     Abstained
                                  ----------   -----------   ---------
Approval of the Amendment to the
Laboratory Corporation of America
Holdings 2000 Stock Incentive
Plan                                  5             0            0

Approval of the Amendment to the
Laboratory Corporation of America
Holdings Management Incentive
Bonus Plan                            5             0            0

Ratification of the appointment of
PricewaterhouseCoopers LLP as the
Company's independent accountants
for the fiscal year ending
December 31, 2003:                    5             0            0

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief
                   Executive Officer

    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief
          Financial Officer

      32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief
          Executive Officer and the Chief Financial
          Officer

         (b) Reports on Form 8-K

             N/A

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

August 14, 2003