Form 10-K
LABORATORY CORP OF AMERICA HOLDINGS
filed 2004-03-11
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
EXCHANGE ACT OF 1934
For the fiscal year ended       December 31, 2003
                         ---------------------------------
OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------- to ---------------
Commission file number               1-11353
                      --------------------------------------------
            LABORATORY CORPORATION OF AMERICA HOLDINGS
------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
         DELAWARE                            13-3757370
-------------------------------        ---------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

  358 South Main Street, Burlington, North Carolina          27215
----------------------------------------------------        --------
      (Address of principal executive offices)       	    (Zip Code)

                  336-229-1127
-----------------------------------------------------
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class  	          Name of exchange on which registered
------------------------------    -------------------------------------
Common Stock, $0.10 par value     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                       ----  ----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                  ---------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                              ----  ----
As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.4 billion, based on the closing price on such date of the registrant's common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
149,270,059 shares as of February 28, 2004.


PART I

Item 1.   DESCRIPTION OF BUSINESS

     Laboratory Corporation of America Holdings and its subsidiaries(the "Company"), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2003 net revenues. Through a national network of laboratories, the Company offers more than 4,400 different clinical laboratory tests which are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials. The Company has significantly expanded its routine and specialty testing businesses through the acquisitions of Dynacare Inc. ("Dynacare") and DIANON Systems, Inc. ("DIANON"). Since its founding in 1971, the Company has grown into a national network of 31 primary laboratories and over 1,200 service sites, consisting of branches, patient service centers and STAT laboratories, which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately.

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

     With approximately 23,000 employees, the Company processes tests on more than 340,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico, and two provinces in Canada. Its clients include physicians, hospitals, HMOs and other managed care organizations, governmental agencies, large employers, and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company's 4,400 tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition.
The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in each of its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours.

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

     The Company is committed to providing the highest quality laboratory services to its clients in full compliance with all federal, state and local laws and regulations. The Company's Code of Business Conduct and Ethics outlines ethics and compliance policies adopted by the Company to meet this commitment. These policies apply to all employees of the Company and its subsidiaries as well as the Company's Board of Directors. The Code of Business Conduct and Ethics, as well as the Charters for the committees of Audit, Compensation, Ethics and Quality Assurance, and Nominating and Corporate Governance, and the Company's Corporate Governance Guidelines, are posted on the Company's website www.labcorp.com. The Company has established a Compliance Action hotline (1-800-801-1005), which provides a confidential and anonymous method to report a possible violation of a LabCorp compliance policy or procedure, or a federal or state law or regulation; a HIPAA Privacy hotline(1-877-234-4722), which provides a confidential and anonymous method to report a possible violation of a HIPAA privacy, security or billing policy or procedure; and an Accounting hotline (1-866-469-6893), which provides a confidential and anonymous method to report a possible violation of internal accounting controls or auditing matters.

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

     The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company. The Company believes that in 2003 approximately 49% of the clinical testing revenues in the United States were derived by hospital-based laboratories, approximately 12% were derived by physicians in their offices and laboratories, and approximately 39% were derived by independent clinical laboratories. The Centers for Medicare and Medicaid Services ("CMS") of the Department of Health and Human Services ("HHS") has estimated that in 2003 there were approximately 5,000 independent clinical laboratories in the United States.

Effect of Market Changes on the Clinical Laboratory Business

     Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care organizations typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. The Company makes significant efforts to ensure that esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) are excluded from capitated arrangements and therefore paid for separately by the managed care organization. Capitated payment contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2003, such capitated contracts accounted for approximately $128.4 million of the Company's net sales. The increase in managed care and insurance companies' attempts to control utilization of medical services overall has also resulted in declines in the utilization of laboratory testing services.

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

     Despite the market changes discussed above, the Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including the expanded base of genomics knowledge, which has led to an enhanced appreciation of the value of gene-based diagnostic assays for current patient care as well as for the development of new therapeutics. Additionally, these novel gene-based tests have led to an increased awareness by physicians that clinical laboratory testing is a cost-effective means of prevention and early detection of disease and monitoring of treatment. In an effort to better offer new technology as medical needs and standards of care develop, the Company has entered into a number of licensing and technology distribution agreements with such leading-edge diagnostic testing technology providers as: Atherotech (cardiovascular disease risk assessment), EXACT Sciences (colorectal cancer detection), BioPredictive (determination of liver fibrosis), Myriad Genetics (predisposition for breast, ovarian, colon and uterine cancer), Celera (development of new gene-based assays in a variety of disease areas) and Correlogic Systems (ovarian cancer detection).

     Additional factors which may lead to future volume growth include an increase in the number and types of tests which are readily available (due to advances in technology and increased cost efficiencies) for testing of cancer and infectious diseases and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payors, particularly managed care organizations.


Laboratory Testing Operations and Services

     The Company has 31 primary testing facilities, and over 1,200 service sites consisting of branches, patient service centers and STAT laboratories. A "branch" is a central facility which collects specimens in a region for shipment to one of the Company's laboratories for testing. A branch also is used as a base for sales staff. Generally, a "patient service center" is a facility maintained by the Company to serve the physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers also function as "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. The Company processed an average of over 340,000 patient specimens per day in 2003. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information.

     Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each specimen helps to ensure that the results are attributed to the correct patient. The test request forms are sent to a data entry operator who ensures that a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the computer system, the tests are performed and the results are entered through computer interface or manually, depending upon the tests and the type of equipment involved. Most of the Company's computerized testing equipment is connected to the Company's information systems. Most routine testing is completed by early the next morning and test results are in most cases electronically delivered to clients via smart printers, personal computer-based products or computer interfaces. It is Company policy to notify the client immediately if a life-threatening result is found at any point during the course of the testing process.

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

     Capitalize on Unique Opportunities with New Testing Technologies

     The Company has announced a number of significant licensing and technology distribution agreements which provide it with access to exciting new testing technologies that it expects will have an increasing impact on diagnostic testing. For example, in June 2002, the Company announced the creation of an exclusive, long-term strategic agreement with EXACT Sciences to commercialize PreGen-Plus, EXACT Sciences' proprietary, non-invasive technology to aid in the early detection of colorectal cancer. The Company commercially launched this gene-based test, which represents a significant new tool for the early detection of colorectal cancer, in August of 2003. The Company is collaborating with Celera Diagnostics to determine the clinical utility of laboratory tests based on novel diagnostic markers for Alzheimer's disease, breast cancer and prostate cancer and will have exclusive access to any related markers found to have clinical utility. In addition, the Company recently signed a co-exclusive licensing agreement with Correlogic Systems to commercialize its ovarian cancer protein pattern blood test, which offers the prospect of accurate and early detection of ovarian cancer. With its exclusive sales and distribution agreement with Myriad Genetics, physicians now have the convenience of sending patients to one of the Company's patient service centers for Myriad Genetics' predisposition testing for breast, ovarian, colon and uterine cancers. The Company's relationship with Myriad Genetics makes it one of the few clinical laboratories in the United States to provide the entire oncology care continuum from predisposition to surveillance testing, including screening, evaluation, diagnosis and monitoring options.

     In July 2003, the Company announced a marketing and distribution relationship with Atherotech, a leading cardiodiagnostic company and specialty reference laboratory, to offer its proprietary Vertical
Auto Profile (VAP"TM") Cholesterol Test. This multi-year agreement includes a provision for the transfer of patented testing technology to the Company, after which, if certain conditions are met, the Company would become the first clinical laboratory licensed to perform the VAP cardiovascular disease risk assessment assay within its own national laboratory system.

     In August of 2003, the Company formed a new, majority-owned subsidiary for the purpose of developing new ideas, inventions, products, processes and services for diagnostic testing and monitoring in the medical, pharmaceutical, and/or therapeutic markets. The initial areas of interest include West Nile Virus, Alpha-1 Anti Trypsin Deficiency, Oxidative Markers of DNA stress and Cancer Markers.

     During the fourth quarter of 2003, the Company and BioPredictive, a French diagnostics firm, announced an exclusive agreement that combines the Company's expertise in infectious disease testing with BioPredictive's noninvasive, predictive testing technology to quantitatively estimate liver fibrosis and necroinflammatory activity in hepatitis C (HCV) patients. HCV
FIBROSURE"TM" is expected to be broadly available in the U.S., only through the Company, beginning in the first quarter of 2004.

    The Company's investment in new testing technologies has been significant. While the Company continues to believe its strategy of entering into licensing and technology distribution agreements with the developers of leading-edge technologies will provide future growth in revenues, there are certain risks associated with these investments. These risks include, but are not limited to, the risk that the licensed technology will not gain broad acceptance in the marketplace; or that insurance companies, managed care organizations, or Medicare and Medicaid will not approve reimbursement for these tests at a level commensurate with the costs of running the tests. Any or all of these circumstances could result in impairment in the value of certain capitalized licensing costs.

     Enhance the Company's Oncology Testing Business by Leveraging DIANON's Unique Capabilities

     DIANON is a national provider of oncology testing services and significantly enhances the Company's oncology testing capabilities. DIANON is recognized by physicians, managed care companies and other customers as a leading provider of a wide range of anatomic pathology testing services, with particular strength in uropathology, dermatopathology, GI pathology and hematopathology. DIANON's strengths in anatomic pathology complement the Company's strengths in other areas of cancer testing, particularly cytology. The Company expects that DIANON's specialized sales force, scientific expertise, efficient operating model and proprietary CarePath clinical and pathology reporting system will allow it to enhance its cancer testing business. The Company intends to apply DIANON's best practices to its existing anatomic pathology operations, which it expects will enable it to realize significant operational efficiencies

     Leverage National Infrastructure

     The Company's national presence provides a number of significant benefits and it intends to maintain and continue to build this presence. The Company's national network of 31 primary laboratories and over 1,200 service sites, including branches, patient service centers and STAT laboratories, enables it to provide high-quality services to physicians, hospitals, managed care organizations and other customers across the United States. Agreements with Premier, as well as the Company's managed care contracts with United Healthcare, Aetna, Anthem, Cigna, Wellpoint, Horizon and MAMSI, demonstrate the importance of being able to deliver services on a nationwide basis. Furthermore, the Company's scale provides it with significant cost structure advantages, particularly related to supply and other operating costs.


     Expand Hospital Relationships

     Another of the Company's growth strategies is to develop an increasing number of hospital relationships. These relationships can take several different forms, including laboratory technical support (management) contracts, reference agreements, and testing arrangements.


Testing Services

     Routine Testing

     The Company currently offers approximately 4,400 different clinical laboratory tests or procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or to search for an otherwise undiagnosed condition. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures and alcohol and other substance-abuse tests. These routine procedures are most often used by physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish an in-house laboratory to perform some of the tests.

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

     Oncology Testing. The Company offers an extensive series of testing technologies that aid in diagnosing and monitoring certain cancers and predicting the outcome of certain treatments. The Company's scientists have novel assays for detecting melanoma and breast cancer in clinical development. In August of 2003, the Company began offering PreGen-Plus, a non-invasive technology to aid in the early detection of colorectal cancer in a broader population. PreGen-Plus utilizes EXACT Sciences' proprietary genomics-based technology. In January 2003, the Company acquired DIANON, a national provider of oncology testing services. DIANON is recognized by physicians, managed care companies and other customers as a leading provider of a wide range of anatomic pathology testing services, with particular strength in uropathology, dermatopathology, GI pathology and hematopathology.

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

Clients

     The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2003, no client or group of clients under the same contract accounted for more than four percent of the Company's net sales. The primary client groups serviced by the Company include:

     Independent Physicians and Physician Groups

     Physicians requiring testing for their patients are one of the Company's primary sources of testing services. Fees for clinical laboratory testing services rendered for these physicians are billed either to the physician, to the patient or the patient's third party payor such as insurance companies, Medicare or Medicaid. Billings are typically on a fee-for-service basis. If the billings are to the physician, they are based on customer fee schedule and subject to negotiation. Otherwise, the patient or third party payor is billed at the laboratory's patient fee schedule, subject to third party payor limitations and negotiation by physicians on behalf of their patients. Revenues received from Medicare and Medicaid billings are based on government-set fee schedules.

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


     Payors

     Most testing services are billed to a party other than the physician or other authorized person who ordered the test. In addition, tests performed by a single physician may be billed to different payors depending on the medical insurance benefits of a particular patient. Payors other than the direct patient include, among others, insurance companies, managed care organizations, Medicare and Medicaid. For the year ended December 31, 2003, accessions (based on the total volume of accessions) and average revenue per accession by payor are as follows:

                                                         Revenue
                           Accession Volume as             per
                               a % of Total              Accession
                           -------------------           ---------
Private Patients                   2.8%                   $118.48
Medicare, Medicaid and
  Other                           20.6%                   $ 34.25
Commercial Clients                36.0%                   $ 27.07
Managed Care                      40.6%                   $ 32.74

Affiliations and Alliances

     The Company continues to develop its relationships with hospitals through traditional and non-traditional business models. The Company has increased its focus on the traditional business model with a hospital, whereby the Company enters into a reference service agreement. The establishment of a vertical sales organizational structure dedicated to hospital sales is a reinforcement of the Company focus. In the non-traditional business model, the Company has seen strong growth due to laboratory technical support (management) contracts and shared services agreements. In 2003, the Company added a number of new traditional and non-traditional relationships with hospitals.

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

     An important advantage the Company offers to its clients is the flexibility of the Company's information systems for creating single or bi-directional interfaces to support such cooperative testing arrangements. Such bi-directional interfaces allow each party's system to efficiently and effectively communicate with the other party's system.

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

Investments in Equity Affiliates

     In conjunction with the acquisition of Dynacare in 2002, the Company holds investments in three equity affiliates, located in Milwaukee, Wisconsin; Ontario, Canada; and Alberta, Canada. These businesses represent joint venture agreements between Dynacare and other independent diagnostic laboratory investors. Under these agreements, all partners share in the profits and losses of the businesses in proportion to their respective ownership percentages. All partners are actively involved in the major business decisions made by each joint venture.

     Each of the Canadian joint ventures own licenses to conduct diagnostic testing services in their respective provinces. Substantially all of their revenues are received as reimbursement from the provincial governments' health care programs. While the Canadian licenses guarantee the joint ventures the ability to conduct diagnostic testing in their respective provinces, they do not guarantee that the provincial governments will continue to reimburse diagnostic laboratory testing at current levels. If the provincial governments decide to limit or reduce their reimbursement of laboratory diagnostic services, it could have a negative impact on the profits and cash flows the Company derives from these investments as well as possibly impair the value assigned by the Company to the Canadian licenses.

Sales and Marketing and Client Service

     The Company offers its services through a combination of direct sales generalists and specialists. Sales generalists market the mainstream or traditional routine laboratory services primarily to physicians, while specialists concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as identity testing or genetic testing. Specialist positions are established when an in-depth level of expertise is necessary to effectively offer the specialized services. When the need arises, specialists and generalists work cooperatively to address specific opportunities. At December 31, 2003, the Company employed 235 generalists and 170 specialists. The Company's sales generalists and specialists are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are primarily based upon the individual's productivity in generating new business for the Company.

     The Company also employs regional service managers and account managers ("AMs") to interact with clients on an ongoing basis. AMs monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client's regular point of contact with the Company. At December 31, 2003, the Company employed 371 AMs. AMs are compensated through a combination of salaries and bonuses commensurate with each individual's qualifications and responsibilities.

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

     The Company competes primarily on the basis of the quality of its testing, reporting and information systems, its reputation in the medical community, the pricing of its services and its ability to employ qualified personnel. During 2003, one of the Company's goals was to continue to improve client service. An important factor in improving client service includes the Company's initiatives to improve its billing process. See "Billing"

Information Systems

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

     During 2003, the Company's days sales outstanding (DSO) were reduced 1 day from December 31, 2002 levels to 53 days as a result of Company-wide efforts to increase cash collections from all payors, as well as on-going improvements to its claim submission processes. The Company is continuing to take the steps necessary to improve DSO and cash collections by:

1) conversion of decentralized billing locations to a centralized billing system. During 2003, billing activity in numerous Dynacare sites was converted to the centralized billing system.
   In 2004, the Company will concentrate its conversion activities on the remaining Dynacare locations as well as its Salt Lake City, Reno, San Diego and Viro-Med facilities;

2) continuing initiative to reduce the number of requisitions received that are missing certain billing information. This initiative involves counting the number of clinical requisitions received from an ordering client, as well as determining what specific information was not provided. The Company then identifies root causes of why the information was missing and takes steps to ensure that information is provided in the future. These steps include re-educating clients as to what information is needed in order for the Company to bill and collect for the test. As of December 31, 2003, the percentage of requisitions received which were missing billing information was 4.3% as compared to 4.6% at the end of 2002.

3) implementation of numerous initiatives related to self-pay accounts receivable. These include: i) collecting payment at the time of service; ii) increased training for billing personnel related to improving collections during phone calls and iii) review of bill design and frequency.

     Although there can be no assurance of success, the Company has developed a number of initiatives to address the complexity of the billing process and to improve collection rates. These initiatives include: i) installation of personal computer based products in client offices and Company locations to help with the accuracy and completeness of billing information captured on the front-end; ii) establishment of a project group to focus on improvements in order entry; iii) development and implementation of enhanced eligibility checking to compare information to payor records before billing;and
iv) activities related to self-pay accounts receivable, such as collecting payment at the time of service. Additionally, the Company believes that it can benefit from the conversion of its multiple billing systems into a centralized system.




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

     Internal Quality Control. The Company regularly performs internal quality control testing by running quality control samples with known values at the same time as patient samples submitted for testing. All quality control sample test results are entered into the Company's national laboratory computer, which connects the Company's facilities nationwide to a common on-line quality control database. This system helps technologists and technicians check quality control values and requires further prompt verification if any quality control value is out of range. The Company has an extensive, internally administered program of blind sample proficiency testing (i.e. the testing laboratory does not know the sample being tested is a quality control sample). As part of this program the Company's locations receive specimens from the Company's Quality Assurance and Corporate Technical Services departments for analysis.

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

     The Company's forensic crime laboratory, located at Research Triangle Park, NC, is accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board ("ASCLD/LAB") in the category of DNA testing. Under the Crime Laboratory Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant, and security and personnel safety procedures meet stringent quality standards. The Company is one of 260 ASCLD accredited crime laboratories worldwide and is one of only nine private crime laboratories holding the accreditation. Accreditation is granted for a period of five years provided that a laboratory continues to meet the standards during that period.

Competition

     The clinical laboratory business is intensely competitive. The Company believes that in 2003 the entire United States clinical laboratory testing industry had estimated revenues between $34 billion and $36 billion; approximately 49% of such revenues were attributable to hospital-affiliated laboratories, approximately 39% were attributable to independent clinical laboratories and approximately 12% were attributable to physicians in their offices and laboratories. There are presently two national independent clinical laboratories: the Company and Quest Diagnostics Incorporated ("Quest"), which had approximately $4.7 billion in revenues from clinical laboratory testing in 2003.

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

Employees

     As of January 31, 2004, the Company had approximately 23,000 full-time equivalent employees. Subsidiaries of the Company have four collective bargaining agreements which cover approximately 600 employees. One of the contracts has expired and the parties are continuing to abide by certain key terms. The Company believes that its overall relations with its employees are good.


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

     Payment of Clinical Laboratory Services

     In 2003 and 2002, the Company derived approximately 19% and 16%, respectively of its net sales from tests performed for beneficiaries of the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs, and other government healthcare programs, because clients often want a single laboratory to perform all of their testing services. Both governmental and private sector payors have made efforts to contain or reduce health care costs, including payment for clinical laboratory services, in recent years.

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

     Since 1984, Congress has periodically reduced the ceilings on Medicare payment to clinical laboratories from previously authorized levels. In 1993, pursuant to provisions in the Omnibus Budget and Reconciliation Act of 1993 ("OBRA '93"), Congress reduced, effective January 1, 1994, the Medicare national limitations from 88% of the 1984 national median to 76% of the 1984 national median, which reductions were implemented on a phased-in basis from 1994 through 1996. After subsequent further reductions, the national limitation is now 74% of the national median. However, under a provision of the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), the cap is set at 100% of the median for tests performed after January 1, 2001 that the Secretary determines are new tests for which no limitation amount has previously been established.

     In August 1997, Congress passed and the President signed the Balanced Budget Act of 1997 ("BBA"), which included a provision that froze the Consumer Price Index update of the clinical lab fee schedule for five years. This provision expired in 2003, and there was a 1.19% increase in the fee schedule based on the Consumer Price Index. However, in late 2003 the Congress passed and the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA"), which again imposed a freeze in the Consumer Price Index update of the clinical lab fee schedule for 2004 through 2008.

     For services reimbursed under the Medicare physician fee schedule, the conversion factor and relative value units that are used to calculate the payment amounts under this fee schedule are subject to adjustment on an annual basis. Because of factors included in the formula used to calculate the conversion factor, it decreased significantly in 2003, resulting in decreases in payment for most physician services. However, Congress intervened and the conversion factor was subsequently increased from March 1, 2003 through December 31, 2003. The conversion factor was again expected to decrease significantly in 2004 and 2005, but the MMA included a provision to provide for increases in each of these years of not less than 1.5%.

     The MMA also included a provision requiring CMS to conduct a demonstration program on using competitive acquisition for clinical lab tests that are furnished without a face-to-face encounter between the individual and the hospital personnel or physician performing the test. The Secretary of the Department of Health and Human Services is required to make an initial report to Congress on this demonstration program no later than December 31, 2005. Details of CMS' plans regarding this demonstration program have not yet been released but if, in the future, widespread use of competitive acquisition is implemented for clinical lab services, this could have a significant effect on the clinical laboratory industry and the Company.

     Because a significant portion of the Company's costs are relatively fixed, Medicare, Medicaid and other government program payment reductions have a direct adverse affect on the Company's net earnings and cash flows, but the Company cannot predict whether changes that will result in such reductions will be implemented.

     Another provision of the BBA also required the Department of Health and Human Services to adopt uniform coverage, administration and payment policies for lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses. These uniform policies replace local Medicare coverage policies. The final rules were published on November 23, 2001 and generally became effective on November 25, 2002. Although the use of uniform policies has improved the Company's ability to obtain necessary billing information in some cases, Medicare, Medicaid and private payor diagnosis code requirements continue to negatively impact the Company's ability to be paid for some of thes tests it performs. Due to the range of payors and policies, the extent of this impact is difficult to quantify.

     Future changes in federal, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company. However, based on currently available information, the Company is unable to predict what type of legislation, if any, will be enacted into law.

Security and Confidentiality of Health Information

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was designed to address issues related to the portability of health insurance. A section on administrative simplification was added to the law in an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the information exchanged. Five regulations promulgated under the administrative simplification provisions of HIPAA have been finalized: the Transactions and Code Sets Rule, the Privacy Rule, the Security Rule, the National Standard Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions, and the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses ("covered entities").

     The Transactions and Code Sets Rule standardizes the format and data content to be used in the most common electronic health care transactions, including, among others, health care claims, eligibility, and health care claim status. Its purpose is to encourage the use of electronic exchanges while reducing the administrative burden associated with using different formats. The compliance date for this rule was October 16, 2002; however, under the Administrative Simplification Compliance Act, covered entities (except small health plans) were permitted to file an extension plan with the Department of Health and Human Services before October 16, 2002 to extend the compliance date to October 16, 2003. The extension plan described how the entity will come into compliance with the Transactions and Code Sets Rule requirements by the compliance date. The Company and its subsidiaries filed such extension plans. The Department of Health and Human Services announced contingency plans permitting entities unable to meet the compliance date to continue to accept legacy claims after October 16, 2003. The Company continues to work with payors who were not prepared to meet the compliance date. At present, there is no deadline for payors to stop accepting legacy claims. If such a deadline were to be set and all payors were not prepared to accept standard claims, it is possible that the Company's cash flow could be disrupted as a result of those payors failing to accept claims or failing to remit payment in standard format. The Company is optimistic that these potential issues will be resolved.


     The Privacy Rule regulates the use and disclosure of protected health information ("PHI") by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. Additionally, it requires covered entities to implement certain administrative requirements, such as designating a privacy officer, drafting and implementing privacy policies and procedures, and training workforce members. Health care providers governed by the Privacy Rule were required to come into compliance by April 14, 2003.

     The Company's HIPAA project plans have two phases: (i) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance and (ii) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance.

     The Company believes that it is in compliance in all material respects with the Transactions and Code Sets Rule. The Company also believes that it is in compliance with all material provisions of the Privacy Rule.In this regard, the Company has set up a hotline for the reporting of possible violations. The total cost associated with the requirements of HIPAA is not expected to be material to the Company's operations or cash flows. There are, however, many unresolved issues in both of these areas and future interpretations of HIPAA could impose significant costs on the Company.

     The Company is in the assessment phase of the Security Rule. The Company expects to meet the April 21, 2005 compliance date for the Security Rule. In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical information. Penalties for violation of these laws include sanctions against a laboratory's state licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions after the applicable compliance dates could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison.

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

     The OIG also has issued two separate fraud alerts or bulletins regarding joint venture arrangements that may be viewed as suspect under the anti-kickback law. The first, which focused on investor referrals to such ventures, was issued in 1989, and the more recent one, concerning contractual joint ventures, was issued in April 2003. The OIG has noted that these joint ventures can take a variety of forms, including contractual arrangements between parties to cooperate in providing services, or an investment by physicians or others who are in a position to refer patients to the joint venture. Some of the elements of such joint ventures that the OIG identified as "suspect" include arrangements under which the capital invested by the physicians is disproportionately small in comparison to the promised return and risk incurred; specific selection of investors who are in a position to refer; the "owner" of the venture neither operates the business nor commits substantial resources to the venture, but instead contracts out substantially all of the operations to a manager who essentially operates the business and bills insurers and patients in the name of the owner; and arrangements in which the manager takes its benefit in the form of payments under a contract with the owner, and the owner receives its share in the form of residual profit of the venture. The OIG specifically noted that protection of such arrangements under the safe harbors regulations may not be available.

     As noted above, violation of various Medicare statutory provisions can result in exclusion of providers from participation in the Medicare program. One basis for such exclusion is an individual or entity's submission of bills or requests for payment for items or services that are "substantially in excess of that individual or entity's usual charges." In September 2003, the OIG issued a notice of proposed rulemaking to amend the federal regulations regarding exclusion from the Medicare program on this basis, and in this notice OIG proposes to define, for the first time, the terms "substantially in excess" and "usual charges", and clarifies the meaning of "good cause" as an exception to the exclusion authority. This notice, which solicited comments, is only a proposal, but if the exclusion regulations were to be amended as proposed, it could have an adverse effect on the Company. However, at this time it is impossible to predict whether and when this proposed change in regulations might be finalized, and how any such final regulations might differ from the notice of proposed rulemaking.

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


     Drug Testing

     Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration ("SAMSHA") (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of federal government contractors and certain other entities. To the extent that the Company's laboratories perform such testing, each must be certified as meeting SAMSHA standards. The Company's Research Triangle Park, North Carolina; Raritan, New Jersey; Houston, Texas; San Diego, California; Seattle, Washington and Southaven, Mississippi laboratories are SAMSHA certified.


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

     In 2001, DIANON settled a U.S. Department of Justice investigation into several of DIANON's billing practices. As part of the settlement, DIANON entered into a voluntary corporate integrity program. As part of DIANON's acquisition of UroCor Inc., DIANON assumed responsibility and liability for compliance with the UroCor corporate integrity agreement.

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


Item 2.   PROPERTIES

     The following table summarizes certain information as to the
Company's principal operating and administrative facilities as of
December 31, 2003.
                           Approximate Area                 Nature of
      Location             (in square feet)                 Occupancy
-----------------------   --------------------         ---------------------
Operating Facilities:
Birmingham, Alabama              100,000               Lease expires 2005
Montgomery, Alabama               50,000               Owned
Phoenix, Arizona                  55,000               Lease expires 2009
San Leandro, California           22,000               Lease expires 2008
Los Angeles, California           40,000               Lease expires 2004
San Diego, California             48,000               Lease expires 2007
Denver, Colorado                  20,000               Lease expires 2005
Stratford, Connecticut            57,000               Lease expires 2006
Tampa, Florida                    95,000               Lease expires 2015;
                                                          one 5 year
                                                          renewal option
Tampa, Florida                    18,000               Lease expires 2005;
                                                          one 5 year
                                                          renewal option
Hollywood, Florida                21,000               Lease expires 2004
Chicago, Illinois                 45,000               Lease expires 2008;


                           Approximate Area                 Nature of
      Location             (in square feet)                 Occupancy
-----------------------   --------------------         ---------------------
Operating Facilities (cont.):

Louisville, Kentucky              60,000               Lease expires 2007;
                                                          two 5 year
                                                          renewal options
Baton Rouge, Louisiana            28,000               Lease expires 2004
Detroit, Michigan                 32,000               Lease expires 2004;
                                                          one 10 year
                                                          renewal option
Eden Prairie, Minnesota           48,000               Lease expires 2014
Meridian, Mississippi             29,000               Lease expires 2005
Kansas City, Missouri             78,000               Owned
Reno, Nevada                      16,000               Owned

Portsmouth, New Hampshire         47,000               Lease expires 2006;
                                                          one 5 year
                                                          renewal option
Raritan, New Jersey              187,000               Owned
Uniondale, New York              108,000               Lease expires 2007;
                                                          two 5 year
                                                          renewal options
Burlington, North Carolina       275,000               Owned
Charlotte, North Carolina         25,000               Lease expires 2008
Research Triangle Park,
 North Carolina                   71,000               Lease expires 2008;
                                                          three 5 year
                                                          renewal options
                                 111,000               Lease expires 2011;
                                                          three 5 year
                                                          renewal options
Dublin, Ohio                      81,000               Owned
Oklahoma City, Oklahoma          108,000               Lease expires 2010

Knoxville, Tennessee              51,000               Lease expires 2004:
                                                          Annual renewal option
Dallas, Texas                     60,000               Lease expires 2004;
                                                          two 5 year
                                                          renewal option
Houston, Texas                    70,000               Lease expires 2012;
                                                          two 5 year
                                                          renewal options
Houston, Texas                    10,000               Lease expires 2004;
                                                          automatic one year
                                                          renewals
Midland, Texas                    10,000               Lease expires 2005;
                                                          one 5 year renewal
                                                          option
San Antonio, Texas                44,000               Lease expires 2004;
                                                          two 5 year
                                                          renewal option
Salt Lake City, Utah              20,000                Lease expires 2005;
                                                           two 3 year
                                                           renewal options
Herndon, Virginia                 80,000                Lease expires 2004
Richmond, Virginia                34,000                Lease expires 2006
Kent, Washington                  42,000                Lease expires 2005;
                                                           one 5 year
                                                           renewal option
Seattle, Washington               33,000                Lease expires 2004



                           Approximate Area                 Nature of
      Location             (in square feet)                 Occupancy
-----------------------   --------------------         ---------------------
Operating Facilities (cont.):

Fairmont, West Virginia           25,000                Lease expires 2005;
                                                           three 5 year
                                                           renewal options
  Mechelen, Belgium               20,000                Lease expires 2007

Administrative facilities:
  Raritan, New Jersey             53,000                Owned
  Burlington, North Carolina     293,000                Owned
  Burlington, North Carolina     273,000                Leases expire
                                                             2004-2010;
                                                             various options to
                                                             purchase or renew

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

     The Company is the appellant in a patent case originally filed in the United States District Court for the District of Colorado.
The Company has disputed liability and contested the case vigorously. After a jury trial, the district court entered judgment against the Company for patent infringement. The Company appealed the case to the United States Court of Appeals for the Federal Circuit. The Company has received a letter from its counsel dated February 6, 2004, stating "it remains our opinion that the amended judgment and order will be reversed on appeal."

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 2003 and 2002, the Company had provided letters of credit aggregating approximately $57.1 million and $45.6 million respectively, primarily in connection with certain insurance programs.



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
                                                 High	       Low
                                                ------        ------
2002
  First Quarter                                 49.120        38.150
  Second Quarter                                52.375        43.300
  Third Quarter                                 45.210        26.000
  Fourth Quarter                                34.050        18.510

                                                 High          Low
                                                ------        ------
2003
  First Quarter                                 30.040        22.210
  Second Quarter                                32.630        25.940
  Third Quarter                                 32.660        28.200
  Fourth Quarter                                37.720        28.210

                                                 High	       Low
                                                ------        ------
2004
  First Quarter (through February 27, 2004)     44.200        36.900

     On May 10, 2002, the Company effected a 2-for-1 stock split.
The reported sales prices reflect such stock split.

     On February 27, 2004 there were 696 holders of record of the Common Stock.

     The Company has not historically paid dividends on its common stock, but could consider future dividend payments as deemed appropriate, based upon results of operations and future cash requirements. In addition, the Company's senior credit facilities place certain limits on the payment of dividends.



Item 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the five-year period ended December 31, 2003 are derived from consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

                                         Year Ended December 31,
                      --------------------------------------------------
                        2003(a) 2002(b)(c)  2001(d)     2000      1999
                      --------------------------------------------------
                           (Dollars in millions, except per share amounts)

Statement of Operations
   Data:

 Net sales             $2,939.4  $2,507.7  $2,199.8  $ 1,919.3   $1,698.7
 Gross profit           1,224.6   1,061.8     925.6      766.6      629.1
 Operating income         533.7     435.0     367.6      245.6(e)   149.7
 Net earnings             321.0     254.6     179.5      112.1       65.4

 Basic earnings
  per common share     $    2.23 $    1.78 $    1.29 $     0.82  $    0.30

 Diluted earnings
  per common share     $    2.22 $    1.77 $    1.27 $     0.80  $    0.29

 Basic weighted
  average common
  shares outstanding
  (in thousands)         143,969   142,791   138,838     94,161     50,665

 Diluted weighted
  average common
  shares outstanding
  (in thousands)         144,756   144,198   141,077     96,299     51,509

Balance Sheet Data:
 Cash and cash
  equivalents          $  123.0   $   56.4 $   149.2   $   48.8  $   40.3
 Intangible assets, net 1,857.3    1,217.5     968.5      865.7     803.9
 Total assets           3,414.9    2,580.4   1,929.6    1,666.9   1,590.2
 Long-term obligations
  and redeemable
  preferred stock (f)     883.9      521.5     509.2      355.8   1,041.5
 Total shareholders'
 equity                 1,895.9    1,611.7   1,085.4      877.4     175.5


(a) On January 17, 2003, the Company completed the acquisition of all of the outstanding shares of DIANON Systems, Inc. for $47.50 per share in cash, or approximately $595.6 million including transaction fees and expenses. See "Note 2 to the Consolidated Financial Statements" for further discussion of this acquisition. During the third and fourth quarters of 2003, the Company recorded pre-tax charges totaling $6.4 million, in connection with the integrations of its recent acquisitions. The Company also recorded certain adjustments to previously recorded restructuring charges due to changes in estimates, resulting in a net credit of approximately $4.9 million, which was recorded in the fourth quarter of 2003. Net restructuring and other special charges was $1.5 million for 2003.

(b) On July 25, 2002, the Company completed the acquisition of all of the outstanding stock of Dynacare Inc. in a combination cash and stock transaction with a combined value of approximately $496.4 million, including transaction costs. See "Note 3 to the Consolidated Financial Statements" for further discussion of this acquisition. During the third quarter of 2002, the Company recorded restructuring and other special charges totaling $17.5 million. These charges included a special bad debt provision of approximately $15.0 million related to the acquired Dynacare accounts receivable balance and restructuring expense of approximately $2.5 million relating to Dynacare integration costs of actions that impact the Company's existing employees and operations.

(c) Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". This Standard requires that goodwill and other intangibles that are acquired in business combinations and that have indefinite useful lives are not to be amortized. See "Note 10 to the Consolidated Financial Statements" for further discussion of the effect of SFAS No. 142.

(d) During the third quarter of 2001, the Company recorded a loss of $5.5 million relating to the write-off of unamortized bank fees associated with the Company's term debt, which was repaid in September of 2001. The Company also recorded a charge of $8.9 million as a result of a payment made to a bank to terminate an interest rate swap agreement tied to the Company's term loan.

(e) In the fourth quarter of 2000, the Company recorded a $4.5 million restructuring charge relating to the closing of its Memphis drug testing facility.

(f) Long-term obligations primarily include capital lease obligations of $4.4 million, $5.5 million, $6.1 million, $7.2 million and $4.4 million at December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Long-term obligations exclude amounts due to affiliates. On June 6, 2000, the Company called for redemption all of its outstanding redeemable preferred stock, resulting in the conversion of substantially all of the preferred stock into common stock. During 2001, the Company sold $744.0 million aggregate principal amount at maturity of its zero coupon convertible subordinated notes due 2021 in a private placement. The Company received approximately $488.6 million in net proceeds from the offering. The Company used a portion of the proceeds to repay
$412.5 million of its term loan outstanding under its credit agreement.




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     During 2003, the Company continued to strengthen its financial performance through the implementation of the Company's strategic plan as well as expanding its national platform in routine testing. This plan continues to provide growth opportunities for the Company by building a leadership position in genomic and other advanced testing technologies primarily through internal development efforts, acquisitions and technology licensing activities.

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

     The Company completed the acquisition of DIANON on January 17, 2003. This acquisition significantly enhances the Company's oncology testing capabilities and enables the Company to nationally offer one of the broadest menu of specialized anatomic pathology and gene-based cancer testing in the U.S. At the end of 2003, the Company was ahead of schedule with the integration and had achieved the synergy savings of approximately $26.2 million. The Company expects to achieve additional synergy savings of approximately $5.5 million by the end of 2004, and a total net savings of approximately $32.4 million by 2005. The Company began applying DIANON's standardized anatomic pathology processes in early 2004. This "DIANIZATION" of the Company will take approximately three years.

     The Dynacare integration is substantially completed and is performing as expected, including the achievement of the planned total synergy savings of $45.0 million. Dynacare continues to strengthen the Company's national network of routine testing.

     In March 2003, the Company purchased certain assets in Northern California from Quest Diagnostics Incorporated (Quest) for $4.5 million in cash. The assets purchased included the assignment of four contracts with independent physician associations (IPAs), as well as the leases for 46 patient service centers, five of which also serve as rapid response laboratories, located throughout Northern California. Acquiring these assets provides the Company an immediate, competitive presence in Northern California for the first time. Quest has indicated that approximately $27.0 million in annual revenues is generated by capitated fees under the IPA contracts and associated fee-for-service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians. The Company began the customer conversion process in June and July of 2003, which has been ongoing through the end of the year. The Company expects that incremental revenues will be approximately $9-$10 million in 2004.

     The Company has announced a number of significant licensing and partnership agreements which provide it with access to new testing technologies that it expects will have an increasing impact on diagnostic testing.

    In July 2003, the Company announced a marketing and distribution relationship with Atherotech, a leading cardiodiagnostic company and specialty reference laboratory, to offer its proprietary Vertical Auto Profile (VAP"TM") Cholesterol Test. This multi-year agreement includes a provision for the transfer of patented testing technology to the Company, after which, if certain conditions are met, the Company would become the first clinical laboratory licensed to perform the cardiovascular disease risk assessment assay within its own national laboratory system.

     In August of 2003, the Company announced that it had commercially launched PreGen-Plus, EXACT Sciences' proprietary, non-invasive technology to aid in the early detection of colorectal cancer. Since then, the daily number of specimens received has increased at a moderate pace and the Company has expanded its production capacity to handle higher daily volumes.

     On October 21, 2003, the Company announced an exclusive agreement with BioPredictive, a French Diagnostics firm, that combines the Company's expertise in infectious disease testing with BioPredictive's noninvasive, predictive testing technology to quantitatively determine the amount of liver fibrosis, and the rate of its progression, in hepatitis C (HCV) patients. HCV FIBROSURE"TM" is expected to be broadly available in the U.S., only through the Company, around the beginning of the second quarter of 2004.

     As a result of the exclusive sales and distribution agreement with Myriad Genetics, physicians now have the convenience of sending patients to one of the Company's patient service centers for Myriad Genetics' predisposition testing for breast, ovarian, colon and uterine cancers. The Company's relationship with Myriad Genetics makes it one of the few clinical laboratories in the U.S. to provide the entire oncology care continuum from predisposition to surveillance testing, including screening, evaluation, diagnosis and monitoring options.

     In October 2002, the Company announced a collaboration with Celera to establish the clinical utility of laboratory tests based on novel diagnostic markers. The Company is continuing interactions with Celera to support the development of new gene-based assays in a variety of disease areas.

     Through an agreement with Correlogic Systems, the Company plans to commercialize their protein pattern blood test for the detection of ovarian cancer, which offers the prospect of accurate and early detection of ovarian cancer. This is a common disease, which if detected early enough, is readily treated and often curable. The Company will initially plan to offer the test to those women at greater than average risk for ovarian cancer sometime during 2004.

In addition to the acquisitions and relationships discussed above, the Company believes future performance will be positively affected by several factors: 1) The expansion of higher-value genomic tests such as Cystic Fibrosis, HCV and HIV genotyping, along with the continued growth of HIV viral loads and HPV testing; 2) Continued conversion of traditional pap smears to the newer, high value monolayer technology; 3) Continued progress with existing licensing and business relationships (such as Myriad Genetics, EXACT Sciences, Correlogic and most recently, BioPredictive); 4) The Company's ongoing business acquisition strategy; and 5) Growing demand for genomic testing creating a positive shift in test mix toward higher value testing.

     On December 17, 2003, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 million of its common stock from time-to-time. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

Seasonality

     Volume of testing generally declines during the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues and cash flows.
Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.



Results of Operations

Year ended December 31, 2003 compared with Year ended December 31,
2002.

     Net sales for 2003 were $2,939.4 million, an increase of 17.2% from $2,507.7 million reported in the comparable 2002 period. Testing volume growth, measured by accessions, increased approximately 11.7% and was affected by the acquisitions of Dynacare and DIANON as well as growth in the Company's esoteric test volumes (including HPV and cystic fibrosis). Price per accession increased approximately 5.5%, compared to 2002. The growth in price was affected by this same shift in test mix and from shifts in histology testing which is primarily DIANON-related. These improvements were partially offset by the impact of severe winter weather during the first quarter of 2003 and physician strikes to protest rising malpractice insurance rates during the second quarter.

     Cost of sales, which includes primarily laboratory and distribution costs, was $1,714.8 million for 2003 compared to $1,445.9 million in 2002, an increase of 18.6%. The increase in cost of sales is primarily the result of increases in volume and supplies due to recent acquisitions, growth in the base business and growth in esoteric and genomic testing (with significant increases in cystic fibrosis and HPV testing). Cost of sales as a percentage of net sales was 58.3% for 2003 and 57.7% in 2002, reflecting the additional infrastructure costs (facilities and personnel) of Dynacare and DIANON acquisitions.

     Selling, general and administrative expenses increased to $651.8 million in 2003 from $585.5 million in 2002 representing an increase of $66.3 million or 11.3%. This increase resulted primarily from personnel and other costs as a result of the recent acquisitions.
As a percentage of net sales, selling, general and administrative expenses were 22.2% and 23.3% for the year ended 2003 and 2002, respectively, reflecting the realization of synergies from the Dynacare and DIANON acquisitions, as well as the Company's reduction of its bad debt expense rate by approximately 130 basis points during 2003 as compared to 2002.

     The amortization of intangibles and other assets was $37.6 million and $23.8 million for 2003 and 2002, respectively. The increase in amortization expense is a result of the acquisitions of Dynacare and DIANON.

     The Company recorded pre-tax restructuring charges of $3.3 million and $17.5 million during the third quarters of 2003 and 2002, respectively, in connection with the integrations of DIANON and Dynacare, Inc. During the fourth quarter of 2003, the Company recorded a charge of $3.1 million, relating to the continuing integration of its recent acquisitions. The Company also recorded certain adjustments in the fourth quarter of 2003 to previously recorded restructuring charges due to changes in estimates, resulting in a credit of approximately $4.8 million.

     Interest expense was $40.9 million in 2003 compared to $19.2 million in 2002. This increase was a direct result of the Company's financing of the DIANON acquisition.

     Income from equity investments was $43.7 million for the year ended December 31, 2003 compared to $13.4 million for the year end December 31, 2002. This income represents the Company's ownership share in equity affiliates acquired as part of the Dynacare acquisition on July 25, 2002. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars. The strengthening of the Canadian dollar versus the U.S. dollar during the year ended December 31, 2003 has had a positive impact on this income as well as the cash generated from the Canadian investments.

     The provision for income taxes as a percentage of earnings before taxes was 40.6% in 2003 compared to 41.1% in 2002. The decrease in the effective tax rate for 2003 is due to a $2.1 million state tax recovery during the third quarter of 2003.


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

     Cost of sales, which includes primarily laboratory and distribution costs, was $1,445.9 million for 2002 compared to $1,274.2 million in 2001, an increase of 13.5%. In the third quarter of 2002, the Company announced a slowdown in volume growth in the Carolinas. In order to reverse these declines in volume, the Company initiated a reinvestment program that included adding individuals and facilities to improve client service. Although this reinvestment moderately increased the fourth quarter expenses as expected, there was an improvement in the ratio of new to lost accounts in the affected region. Also, the Company incurred certain costs associated with the acquisition and integration of Dynacare such as additional overtime and temporary help and the payment of retention bonuses. Additional costs were incurred due to growth in esoteric and genomic testing and higher volume of Pap tests performed using more expensive monolayer technology. Cost of sales as a percentage of net sales was 57.7% for 2002 and 57.9% in 2001.

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


Liquidity and Capital Resources

     Net cash provided by operating activities was $564.3 million, $444.9 million and $316.0 million, in 2003, 2002 and 2001, respectively. The increase in cash flow from operations in both 2003 and 2002 primarily resulted from improved earnings, the expansion of the business through acquisitions, and the improvement of the Company's accounts receivable days' sales outstanding ("DSO") to 53 days at the end of 2003 from 54 days at the end of 2002. This improvement was due to Company-wide efforts to increase cash collections from all payors, as well as on-going improvements to claim submission processes. In addition, the Company continued to take steps necessary to improve DSO and cash collections by:

1) conversion of decentralized billing locations, including former Dynacare locations, to a centralized billing system. During 2003, billing activity in numerous Dynacare sites was converted to the centralized billing system. In 2004, the Company will concentrate its conversion activities on the remaining Dynacare locations as well as its Salt Lake City, Reno, San Diego and Viro-Med facilities.
2) continuing initiative to reduce the number of requisitions received that are missing certain billing information. This initiative involves counting the number of clinical requisitions received from an ordering client, as well as determining what specific information was not provided. The Company then identifies root causes of why the information was missing and takes steps to ensure that information is provided in the future. These steps include re-educating clients as to what information is needed in order for the Company to bill and collect for the test. As of December 31, 2003, the percentage of requisitions received which were missing billing information was 4.3% as compared to 4.6% at the end of 2002.
3) implementation of numerous initiatives related to self-pay accounts receivable. These include: i) collecting payment at the time of service; ii) increased training for billing personnel related to improving collections during phone calls and iii) review of bill design and frequency.

     Capital expenditures were $83.6 million, $74.3 million and $88.1 million for 2003, 2002 and 2001, respectively. The Company expects capital expenditures of approximately $90.0 to $100.0 million in 2004. These expenditures are intended to continue standardizing lab and billing information systems and further automate laboratory
processes.   The Company will continue to make important investments
in information technology connectivity with its customers. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company's revolving credit facilities.

     On January 31, 2003,in connection with the acquisition of DIANON, the Company completed a private placement of $350.0 million in senior notes, which was used to repay the $350.0 million bridge loan that was entered into to fund part of the DIANON purchase. The notes, in an aggregate principal amount of $350.0 million, will bear an interest rate of 5.5% and resulted in net proceeds of $345.1 million.

     In conjunction with the acquisition of DIANON, the Company's planned financing of the acquisition, and announced share repurchase plan, Standard and Poor's lowered its overall rating on the Company to BBB from BBB+ and Moody's issued a Baa3 rating to the Company's newly issued Senior Notes.

     On January 13, 2004, the Company entered into a new $150.0 million 364-day revolving credit facility with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions to replace the existing $150.0 million 364-day revolving credit facility, which had terminated. The $200.0 million three-year revolving credit facility was amended on January 14, 2003 and expires on February 18, 2005.

     On January 17, 2003, in conjunction with the acquisition of DIANON, the Company borrowed $350.0 million under the DIANON
Bridge Loan Agreement with Credit Suisse First Boston, acting as Administrative Agent. On January 31, 2003, the Company sold
$350.0 million aggregate principal amount of its 5 1/2% Senior Notes due February 1, 2013. Proceeds from the issuance of these Notes ($345.1 million), together with cash on hand was used to repay the $350.0 million principal amount of the Company's bridge loan facility, and as a result, the loan was terminated. During the first quarter of 2003, the Company entered into an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure on $175.0 million of its 5 1/2% Senior Notes. This swap agreement was terminated during June 2003 and resulted in net proceeds to the Company of $5.3 million.


Pension Funding

     During 2001, 2002 and 2003, the Company made contributions to its defined pension plan in the amounts of $18.0 million, $8.6 million and $10.2 million, respectively. The Company expects to contribute $34.6 million to its defined pension plan during 2004. See "Note 22 to the Consolidated Financial Statements" for a further discussion of the Company's pension and postretirement plans.

New Accounting Pronouncements

     On December 23, 2003, the Financial Accounting Standards Board released revised Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits". This Standard is an amendment of SFAS No. 87,88, and 106 and a revision of SFAS No. 132. The provisions of this Statement do not change the measurement and recognition provisions of these previously issued Statements, but requires that additional disclosures are made. Some of the required disclosures include: 1) Plan assets by category, 2) Investment policies and strategies, 3) Target allocation percentages or target ranges for plan asset categories, 4) Projections of future benefit payments, 5) Estimates of future contributions to fund pension and other postretirement benefit plans, and 6) Interim disclosures of certain items. The requirements of the standard are effective for public companies for fiscal years ending after December 15, 2003. The Company adopted this statement for its 2003 Annual Report and Form 10-K and it does not effect the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 and FIN No. 46R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not believe it has any unconsolidated variable interest entities, but has not fully completed its evaluation.

     In December 2002, Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", was issued. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted a fair-value based method of accounting for stock-based employee compensation and SFAS No. 148 has not had a material impact on its consolidated financial statements.

     In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This Statement addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS No. 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS No. 146 also establishes that the initial measurement of a liability recognized under SFAS No. 146 be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this statement January 1, 2003 and it has not effected its financial position or results of operations.

     In May 2002, SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" was issued. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this statement January 1, 2003 and it has resulted in the reclassification of the 2001 extraordinary loss.

Contractual Cash Obligations

                                     Payments Due by Period
                              ------------------------------------
                               Less                       More than
                               1 Yr    1-3 Yrs   3-5 Yrs   > 5 Yrs
                              ------   -------   -------  ---------

Capital lease obligations      $  3.5   $  5.7    $  1.2     $   --
Operating leases obligations     55.4     72.1      34.1       25.3
Restructuring obligations         5.0      6.7       6.2        6.8
Contingent future licensing
  payments                       24.1(b)  13.5      18.7         --
Royalty payments                  0.3      1.8       2.0         --
5 1/2% Senior Notes                --       --        --      350.0
Zero coupon-subordinated notes  530.5(a)    --        --         --
                                -----    -----     -----      -----
  Total contractual cash
     obligations               $618.8   $ 99.8    $ 62.2     $382.1
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

(b) Contingent future licensing payments will be made in the event that certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

Off-Balance Sheet Arrangements

     The Company does not have transactions or relationships with "special purpose" entities, and the Company does not have any off balance sheet financing other than normal operating leases.


Other Commercial Commitments

     At December 31, 2003, the Company provided letters of credit aggregating approximately $57.1 million, primarily in connection with certain insurance programs. These letters of credit are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

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

     The Company's pension expense is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are usually updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined benefit plans were a 6.25% discount rate and an 8.5% expected return on plan assets. Compared with the prior year, net pension cost increased $5.3 million and is projected to decrease approximately $4.0 million in 2004, primarily as a result of the performance of plan assets in 2003, which should reduce 2004 plan expense by approximately $3.7 million; plan amendments, which should result in reduced 2004 plan expense by approximately $1.0 million; and offset by increased expense of approximately $0.6 million as a result of the reduction
of the discount rate.    In establishing its expected return on
plan assets assumption, the Company reviews asset allocation considering plan maturity and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point change in the expected return assumption in the current year would have resulted in a change in pension expense of approximately $1.4 million.

     Effective December 31, 2003, the Company adopted the revised Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits". This Standard is an amendment of SFAS No. 87,88, and 106 and a revision of SFAS No. 132. The provisions of this Statement do not change the measurement and recognition provisions of these previously issued Statements, but requires that additional disclosures are made. Some of the required disclosures include:
1) plan assets by category, 2) investment policies and strategies,
3) target allocation percentages or target ranges for plan asset categories, 4) projections of future benefit payments, 5) estimates of future contributions to fund pension and other postretirement benefit plans, and 6) interim disclosures of certain items.

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

     The Company is self-insured for professional liability claims arising in the normal course of business, generally related to the testing and reporting of laboratory test results. The Company records an accrual for such claims payable and claims incurred but not reported based on an actuarial assessment of the accrual, which is performed at least annually.

     While management believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company's Audit Committee periodically reviews the Company's significant accounting policies. See "Note 1 to the Consolidated Financial Statements" for further discussion of significant accounting policies.

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

6. failure of third party payors to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, could result in an interruption in the Company's cash flow;

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

16.inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursements for such tests, which could result in impairment in the value of certain capitalized licensing costs;

17.inability to obtain and maintain adequate patent and other proprietary rights protection of the Company's products and services and successfully enforce the Company's proprietary rights;

18.the scope, validity and enforceability of patents and other proprietary rights held by third parties which might impact on the Company's ability to develop, perform, or market the Company's tests or operate its business;

19.failure in the Company's information technology systems resulting in an increase in testing turnaround time or billing processes;


20.liabilities that result from the inability to comply with new
   Corporate governance requirements; and

21.compliance by the Company with the Sarbanes-Oxley Act of 2002, including Section 404 of that Act which requires management to report on, and our independent auditors to attest to and report on, our internal controls, will require management to devote substantial time and attention, which could prove to be disruptive to product development and licensing, marketing and other business activities and will require additional legal, accounting and other expenses to implement the requirements of these new rules.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has included in the past, the use of derivative financial instruments such as interest rate swap agreements. The Company had an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure on $175.0 million of its 5 1/2% senior notes. This swap agreement was terminated during June 2003 and the Company received net proceeds of $5.3 million. Although, as set forth below, the Company's zero coupon-subordinated notes contain features that are considered to be embedded derivative instruments, the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company's financial position or results of operations.



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

     Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2003.

     Borrowings under the Company's revolving credit facility are subject to variable interest rates, unless fixed through interest rate swap or other agreements.

     Two of the Company's equity affiliates operate in Canada and remit the Company's share of partnership income in Canadian Dollars. Accordingly, the cash flow received from these affiliates is subject to a certain amount of foreign currency exchange risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Reference is made to the Index on Page F-1 of the Financial Report included herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.
Item 9.A.   CONTROLS AND PROCEDURES

     As of the end of the period covered by this Form 10-K, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

     There were no significant changes in the Company's internal controls or in other factors that could adversely affect the internal controls subsequent to the date the Company completed its evaluation.


                          PART III

     The information required by Part III, Items 10, 11, 13 and 15, of Form 10-K is incorporated by reference to the registrant's definitive proxy statement for its 2003 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2004.

Item 10. CODE OF ETHICS, EXPERTS ON AUDIT COMMITTEE

     In October 2002, the Board of Directors adopted an updated set of Corporate Governance Guidelines (the "Guidelines). The Guidelines address a number of topics, including director independence, Board and Committee self-assessment, retirement, evaluation of the Chief Executive Officer, composition of the Board and succession planning. The Nominating and Corporate Governance Committee reviews the Guidelines on a regular basis and any proposed additions or amendments to the Guidelines are submitted to the Board for its consideration.

     In December 2003, the Board adopted the Company's updated Code of Business Conduct and Ethics (the "Code"). The Code is a code of business conduct and ethics applicable to all directors, officers and employees of the Company, including its Chief Executive Officer and its Chief Financial Officer, Controller and other senior financial officers. The Code sets forth Company policies and expectations on a number of topics, including but not limited to, conflicts of interest, confidentiality, compliance with laws (including insider trading laws), preservation and use of Company assets, and business ethics. The Code also sets forth procedures for communicating and handling any potential conflict of interest (or the appearance of any conflict of interest) involving directors or executive officers, and for the confidential communication and handling of issues regarding accounting, internal controls and auditing matters. The Company regularly reviews the Code and proposed additions or amendments to the Code are considered and subject to approval by the Board.

     In order to provide stockholders with greater knowledge regarding the Board's processes, the Guidelines and the Code adopted by the Board of Directors are posted on the Company's website at www.labcorp.com. In addition, any amendments to the Code will be posted on the Company's website.

     The Company has carefully reviewed its Guidelines and Code and believes that they comply with the provisions of the Sarbanes-Oxley Act of 2002, the rules of the Commission, and the NYSE's new corporate governance listing standards regarding corporate governance policies and processes.

     The Audit Committee of the Board of Directors further concluded that Wendy E. Lane and James B. Powell have eash been identified as an "audit committee financial expert" as defined by Commission rules and each has the "accounting or related financial management expertise" required by the Listing Standards.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     See "Note 19 to the Consolidated Financial Statements" for a discussion of the Company's Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference in the information under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement.





Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers as of or for the years ended December
31, 2003 and 2002, were:

                      2003            2002
                    --------        --------
Audit               $664,469        $606,540
Audit Related         39,946          79,689
Tax                    2,100          12,000
All Other                 --          18,085
                    --------        --------
Total               $706,515        $716,314
                    ========        ========

The Audit fees for the years ended December 31, 2003 and 2002, respectively, were for professional services rendered (including reimbursement for out-of-pocket expenses) for the audits of the consolidated financial statements of the Company ($585,000 and $540,000) and the issuance of comfort letters, consents, income tax provision procedures, and assistance with review of documents filed with the SEC ($72,084 and $66,540).

The Audit Related fees for the years ended December 31, 2002 were primarily for assurance and related services related to due diligence related to mergers and acquisitions and accounting
consultations in connection with acquisitions.   For the year
ended December 31, 2003, such fees were primarily for accounting consultations and for Section 404 pre-attestation advisory work.

Tax fees for the years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance, tax planning and tax advice.

All Other fees for the year ended December 31, 2002 were for assistance with the development of investment policies.

No fees were paid for Financial Information Systems Design and Implementation for the years ended December 31, 2003 and 2002.

The Audit Committee has considered the other services rendered and believes that they are compatible with PricewaterhouseCoopers remaining independent.



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

           (3)  Index to and List of Exhibits

                Exhibits:

      Exhibits 10.2 through 10.4 and 10.9 through 10.18 are management contracts or compensatory plans or arrangements.

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

4.1 - Specimen of the Company's Common Stock Certificate (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.2 - Indenture dated September 11, 2001 between the Company and Bank of New York, as trustee (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on October 19,
       2001, File No. 333-71896).
4.3 - Registration Rights Agreement dated September 11, 2001 between the Company and Merrill Lynch, Pierce, Fenner &
       Smith Incorporated (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-
       71896).
4.4  - Rights Agreement dated December 13, 2001 between the
       Company and American Stock Transfer & Trust Company, as rights Agent (incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on December 21, 2001, File No. 001-
       11353).
4.5  - Indenture dated as of January 31, 2003 between the
       Company and Wachovia Bank, National Association, as trustee (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on
       February 3, 2003).
4.6  - Registration Rights Agreement, dated as of January 28,
       2003 between the Company and the Initial Purchasers
       (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3,
       2003).

10.1 - National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.2 - National Health Laboratories 1988 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form S-1, filed with the Commission on July 9, 1990, File No. 33-35782).
10.3 - National Health Laboratories 1994 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on August 12, 1994, File No. 33-55065).
10.4 - Laboratory Corporation of America Holdings Master Senior Executive Severance Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.5 - Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the May 12, 1995 Form 8-K).
10.6 - Three-Year Credit Agreement dated February 20, 2002 among the Company, the lenders named therein and Credit Suisse First Boston, as administrative agent (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.7 - First Amendment to the Three-Year Credit Agreement, dated January 14, 2003 (incorporated herein by reference to the January 17, 2003 Form 8-K, filed with the Commission on February 3, 2003).
10.8*- 364-Day Credit Agreement dated January 13, 2004 among the Company, the lenders named therein and Credit Suisse First Boston, as administrative agent.
10.9 - Laboratory Corporation of America Holdings 1995 Stock Plan for Non-Employee Directors dated September 26, 1995 (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on September 26, 1995, File No. 33-62913).
10.10- Amendment to the 1995 Stock Plan for Non-Employee
       Directors (incorporated herein by reference to the Company's 1997 Annual Proxy Statement, filed with the Commission on June 6, 1997).
10.11- Amendment to the 1995 Stock Plan for Non-Employee
       Directors (incorporated herein by reference to Annex I of the Company's 2001 Annual Proxy Statement, filed with the Commission on April 25, 2001).
10.12- Laboratory Corporation of America Holdings 1997
       Employee Stock Purchase Plan (incorporated herein by reference to Annex I of the Company's Registration Statement on Form S-8 filed with the Commission on December 13, 1996, File No. 333-17793).
10.13- Amendments to the Laboratory Corporation of America
       Holdings 1997 Employee Stock Purchase Plan
       (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on January 10, 2000, File No. 333-94331).
10.14- Laboratory Corporation of America Holdings Amended and
       Restated 1999 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company's 1999 Annual Proxy Statement filed with the Commission of May 3,
       1999).
10.15- Laboratory Corporation of America Holdings 2000 Stock
       Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on June 5, 2000, File No. 333-38608).
10.16- Amendments to the 2000 Stock Incentive Plan
       (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on June 19, 2002, File No. 333-90764).
10.17- Dynacare Inc., Amended and Restated Employee Stock
       Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on August 7, 2002, File No. 333-97745).
10.18- DIANON Systems, Inc. 1996 Stock Incentive Plan, DIANON
       Systems, Inc. 1999 Stock Incentive Plan, DIANON Systems, Inc. 2000 Stock Incentive Plan, DIANON Systems, Inc. 2001 Stock Incentive Plan, and UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on January 21, 2003, File No. 333-102602.

21*  - List of Subsidiaries of the Company

23.1*- Consent of PricewaterhouseCoopers LLP

24.1*- Power of Attorney of Jean-Luc Belingard
24.2*- Power of Attorney of Wendy E. Lane
24.3*- Power of Attorney of Robert E. Mittelstaedt, Jr.
24.4*- Power of Attorney of James B. Powell, M.D.
24.5*- Power of Attorney of Andrew G. Wallace, M.D.
24.6*- Power of Attorney of M. Keith Weikel

99.1*- Written Statement of Chief Executive Officer and Chief
       Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

(b)	Reports on Form 8-K


(1) A current report on Form 8-K dated December 17, 2003 was filed on December 17, 2003 by the registrant, in connection with the press release dated December 17, 2003 announcing that the Company's Board of Directors authorized a stock repurchase program.



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

                        LABORATORY CORPORATION OF AMERICA HOLDINGS
                        ------------------------------------------
	                                Registrant


	                By: /s/ THOMAS P. MAC MAHON
                           ----------------------------
	                   Thomas P. Mac Mahon
	                   Chairman of the Board, President
	                   and Chief Executive Officer






Dated:  March 10, 2004

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 10, 2004 in the capacities indicated.

	Signature	                          Title
        ---------                                 -----


/s/ THOMAS P. MAC MAHON		           Chairman of the Board,
---------------------------------          President and Chief
Thomas P. Mac Mahon	                   Executive Officer
	                                   (Principal Executive Officer)


/s/ WESLEY R. ELINGBURG			   Executive Vice President,
---------------------------------          Chief Financial Officer
Wesley R. Elingburg			   and Treasurer
			                   (Principal Financial Officer
                                           and Principal Accounting
                                           Officer)


/s/ JEAN-LUC BELINGARD*                  	Director
---------------------------------
Jean-Luc Belingard

/s/ WENDY E. LANE*                       	Director
---------------------------------
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*        	Director
---------------------------------
Robert E. Mittelstaedt, Jr.

/s/ JAMES B. POWELL, M.D.*              	Director
---------------------------------
James B. Powell, M.D.

/s/ ANDREW G. WALLACE, M.D.*            	Director
---------------------------------
Andrew G. Wallace, M.D.

/s/ M. Keith Weikel*                    	Director
---------------------------------
M. Keith Weikel




* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.



By:/s/ BRADFORD T. SMITH
   ---------------------
   Bradford T. Smith
   Attorney-in-fact

Certification [Exhibit 31.1]
----------------------------
I, Thomas P. Mac Mahon, certify that:

1. I have reviewed this annual report on Form 10-K of Laboratory Corporation of America Holdings;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 10, 2004
      -----------------
                               /s/ THOMAS P. MAC MAHON
                               -----------------------
                                   Thomas P. Mac Mahon
                                   Chief Executive Officer



Certification [Exhibit 31.2]
----------------------------
I, Wesley R. Elingburg, certify that:

1. I have reviewed this annual report on Form 10-K of Laboratory Corporation of America Holdings;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 10, 2004
      -----------------
                               /s/ WESLEY R. ELINGBURG
                               -----------------------
                                   Wesley R. Elingburg
                                   Chief Financial Officer

        LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULE



                                                            Page
                                                            ----

Report of Independent Auditors                               F-2

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

Consolidated Statements of Operations                        F-4

Consolidated Statements of Changes in Shareholders'
   Equity                                                    F-5

Consolidated Statements of Cash Flows                        F-7

Notes to Consolidated Financial Statements                   F-9

Financial Statement Schedule:

  II - Valuation and Qualifying Accounts and Reserves       F-42

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Laboratory Corporation of America Holdings

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible
Assets" which changed the method of accounting for goodwill and other intangible assets effective January 1, 2002.






PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 12, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions, Except Per Share Data)

                                               December 31,        December 31,
                                                   2003                2002
                                             --------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                  $    123.0           $    56.4
  Accounts receivable, net                        432.5               393.0
  Supplies inventories                             47.0                44.8
  Prepaid expenses and other                       36.3                33.8
  Deferred income taxes                            19.1                57.1
Total current assets                              657.9               585.1

Property, plant and equipment, net                361.3               351.2
Goodwill                                        1,285.9               910.1
Intangible assets, net                            571.4               307.4
Investments in equity affiliates                  505.3               400.6
Other assets, net                                  33.1                26.0
                                             ----------           ---------
                                             $  3,414.9           $ 2,580.4
                                             ==========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $     73.0           $    79.9
  Accrued expenses and other                      161.1               146.1
  Zero coupon-subordinated notes                  523.2                  --
  Current portion of long-term debt                 0.3                 0.4
Total current liabilities                         757.6               226.4

Zero coupon-subordinated notes                       --               512.9
5 1/2% senior notes                               353.8                  --
Long-term debt, less current portion                2.5                 3.1
Capital lease obligations                           4.4                 5.5
Deferred income taxes                             273.4                79.3
Other liabilities                                 127.3               141.5

Commitments and contingent liabilities               --                  --

Shareholders' equity:
  Preferred Stock, $0.10 par value; 30,000,000
    shares authorized; shares issued: none
  Common stock, $0.10 par value; 265,000,000
    shares authorized; 148,855,110 and
    147,839,103 shares issued and outstanding
    at December 31, 2003 and December 31,
    2002, respectively                             14.9                14.8
  Additional paid-in capital                    1,440.9             1,406.5
  Retained earnings                               587.1               266.1
  Treasury stock, at cost; 5,521,620 and
    97,426 shares at December 31, 2003
    and December 31, 2002, respectively          (159.3)               (4.4)
  Unearned restricted stock compensation          (22.4)              (41.4)
  Accumulated other comprehensive
    earnings (loss)                                34.7               (29.9)
                                             ----------           ---------
   Total shareholders' equity                   1,895.9             1,611.7
                                             ----------           ---------
                                             $  3,414.9           $ 2,580.4
                                             ==========           =========

The accompanying notes are an integral part of these consolidated financial statements

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Millions, Except Per Share Data)

                                           Years Ended December 31,
                                     -----------------------------------
                                        2003         2002         2001
                                     -----------------------------------
Net sales                            $ 2,939.4    $ 2,507.7    $ 2,199.8

Cost of sales                          1,714.8      1,445.9      1,274.2
                                     ---------    ---------    ---------
Gross profit                           1,224.6      1,061.8        925.6

Selling, general and
  administrative expenses                651.8        585.5        516.5
Amortization of intangibles
  and other assets                        37.6         23.8         41.5
Restructuring and other
   special charges                         1.5         17.5           --
                                     ---------    ---------    ---------
Operating income                         533.7        435.0        367.6

Other income (expenses):
  Interest expense                       (40.9)       (19.2)       (27.0)
  Income from equity investments, net     43.7         13.4           --
  Investment income                        5.1          3.7          2.4
  Other, net                              (1.2)        (0.6)        (1.8)
  Termination of interest rate
    swap agreement                          --           --         (8.9)
  Loss on early debt termination            --           --         (5.5)
                                     ---------    ---------   ----------
Earnings before income taxes             540.4        432.3        326.8

Provision for income taxes               219.4        177.7        147.3
                                     ---------    ---------   ----------
Net earnings                         $   321.0    $   254.6    $   179.5
                                     =========    =========   ==========
Basic earnings per
  common share                       $     2.23   $     1.78   $     1.29
                                     ==========   ==========   ==========
Diluted earnings per
  common share                       $     2.22   $     1.77   $     1.27
                                     ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (Dollars in Millions)

                              Common Stock       Additional     Retained
                             ---------------       Paid-in      Earnings
                             Shares   Amount       Capital      (Deficit)
                             ---------------     ----------    ----------
BALANCE AT DECEMBER 31, 2000  139.5  $ 14.0       $1,041.2     $ (168.0)
Comprehensive earnings:
  Net earnings                   --      --             --        179.5
  Other comprehensive loss:
    Cumulative effect of
    change in accounting
    principle (net-of-tax
    of $0.4)                     --      --             --           --
    Unrealized derivative loss
     on cash flow hedge          --      --             --           --
    Termination of interest
      rate swap agreement        --      --             --           --
    Foreign currency
      translation adjustments    --      --             --           --
    Minimum pension liability
      adjustment                 --      --             --           --
Comprehensive earnings
Issuance of common stock        1.6     0.2           14.8           --
Issuance of restricted
    stock awards                 --      --           11.3           --
Amortization of unearned
  restricted stock
  compensation                   --      --             --           --
Income tax benefit from stock
  options exercised              --      --           14.4           --
                              -----   -----        -------       ------
BALANCE AT DECEMBER 31, 2001  141.1    14.2        1,081.7         11.5
Comprehensive earnings:
  Net earnings                   --      --             --        254.6
  Other comprehensive loss:
    Foreign currency
      translation adjustments    --      --             --           --
    Minimum pension liability
      adjustment                 --      --             --           --
    Tax effect of other
      comprehensive loss
      adjustments                --      --             --           --
Comprehensive earnings
Issuance of common stock        1.7     0.1           18.2           --
Issuance of restricted
      stock awards               --      --           40.9           --
Surrender of restricted
      stock awards               --      --             --           --
Issuance of common stock and
  assumption of stock options
  in connection with
  acquisition,(net of
  forfeitures)                  5.0     0.5          249.7           --
Amortization of unearned
  restricted stock
  compensation                   --      --             --           --
Income tax benefit from stock
  options exercised              --      --           16.0           --
                              -----   -----        -------       ------
BALANCE AT DECEMBER 31, 2002  147.8    14.8        1,406.5        266.1
Comprehensive earnings:
  Net earnings                   --      --             --        321.0
  Other comprehensive loss:
   Foreign currency
     translation adjustments     --      --             --           --
   Minimum pension liability
     adjustment                  --      --             --           --
   Tax effect of other
     comprehensive loss
     adjustments                 --      --             --           --
Comprehensive earnings
Issuance of common stock        1.1     0.1           21.3           --
Issuance of restricted
     stock awards                --      --            0.2           --
Cancellation of restricted
     stock awards                --      --           (1.1)          --
Amortization of unearned
  restricted stock
  compensation                   --      --             --           --
Income tax benefit from
  stock options exercised        --      --            5.5           --
Assumption of vested stock
  options in connection
  with acquisition               --      --            8.5           --
Purchase of common stock         --      --             --           --
                              -----  ------       --------     --------
BALANCE AT DECEMBER 31, 2003  148.9  $ 14.9       $1,440.9     $  587.1
                              =====  ======       ========     ========

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (Dollars in Millions)

                                         Unearned    Accumulated
                                       Restricted     Other          Total
                            Treasury    Stock    Comprehensive Shareholders'
                              Stock  Compensation Earnings(Loss)    Equity
                             -------- ------------ -------------- ----------
BALANCE AT DECEMBER 31, 2000   $   --   $   (9.4)    $   (0.4)    $  877.4
Comprehensive earnings(loss):
 Net earnings                      --         --            --       179.5
  Other comprehensive loss:
    Cumulative effect of change
     in accounting principle
      (net-of-tax of $0.4)         --         --           0.6         0.6
    Unrealized derivative loss
     on cash flow hedge            --         --          (9.5)       (9.5)
    Termination of interest
      rate swap agreement          --         --           8.9         8.9
    Foreign currency translation
      adjustments                  --         --          (0.6)       (0.6)
    Minimum pension liability
      adjustment                   --         --          (7.8)       (7.8)
                                                                     -----
Comprehensive earnings(loss)                                         171.1
Issuance of common stock           --         --            --        15.0
Issuance of restricted
      stock awards                 --      (11.3)           --          --
Amortization of unearned
  restricted stock compensation    --        7.5            --         7.5
Income tax benefit from stock
  options exercised                --         --            --        14.4
                               ------     ------        ------     -------
BALANCE AT DECEMBER 31, 2001       --      (13.2)         (8.8)    1,085.4
Comprehensive earnings(loss):
  Net earnings                     --         --            --       254.6
  Other comprehensive loss:
    Foreign currency
      translation adjustments      --         --           2.3         2.3
    Minimum pension liability
      adjustment                   --         --         (43.2)      (43.2)
    Tax effect of other
      comprehensive loss
      adjustments                  --         --          19.8        19.8
                                                                   -------
Comprehensive earnings                                               233.5
Issuance of common stock           --         --            --        18.3
Issuance of restricted
      stock awards                 --      (40.9)           --          --
Surrender of restricted
      stock awards               (4.4)        --            --        (4.4)
Issuance of common stock and
  assumption of stock options in
  connection with acquisition,
  (net of forfeitures)             --       (1.6)           --       248.6
Amortization of unearned
  restricted stock compensation    --       14.3            --        14.3
Income tax benefit from stock
  options exercised                --         --            --        16.0
                               ------     ------        ------     -------
BALANCE AT DECEMBER 31, 2002     (4.4)     (41.4)        (29.9)    1,611.7
Comprehensive earnings:
  Net earnings                     --         --            --       321.0
  Other comprehensive loss:
   Foreign currency translation
     adjustments                   --         --          87.8        87.8
   Minimum pension liability
     adjustment                    --         --          19.6        19.6
   Tax effect of other
     comprehensive loss
     adjustments                   --         --         (42.8)      (42.8)
                                                                   -------
Comprehensive earnings                                               385.6
Issuance of common stock           --         --            --        22.5
Issuance of restricted
     stock awards                  --       (0.2)           --          --
Cancellation of restricted
     stock awards                  --        1.1            --          --
Amortization of unearned
  restricted stock compensation    --       18.1            --        18.1
Income tax benefit from stock
  options exercised                --         --            --         5.5
Assumption of vested stock
     options in connection
     with acquisition              --         --            --         8.5
Purchase of common stock       (154.9)        --            --      (154.9)
                             --------   --------      --------    --------
BALANCE AT DECEMBER 31, 2003 $ (159.3)  $  (22.4)     $   34.7    $1,895.9
                             ========   ========      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                Years Ended December 31,
                                            ------------------------------
                                               2003       2002       2001
                                            ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                $  321.0   $  254.6   $  179.5

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization            135.6      101.8      104.0
      Stock compensation                        18.1       14.3        7.5
      Loss on sale of assets                     0.2        0.6        1.8
      Accreted interest on zero coupon-
        subordinated notes                      10.3       10.1        3.0
      Loss on early
        debt termination                          --         --        5.5
      Termination of interest rate
        swap agreement                            --         --        8.9
      Cumulative earnings in excess of
        distribution from equity affiliates     (5.7)        --         --
      Deferred income taxes                     86.3       28.9        1.6
      Change in assets and liabilities (net of
        effects of acquisitions):
        Decrease (increase) in accounts
          receivable, net                       (6.0)      11.1       16.2
        Increase in inventories                 (0.1)      (1.5)      (3.6)
        Decrease (increase) in prepaid
          expenses and other                    (8.5)     (12.5)       5.8
        (Decrease) increase in
          accounts payable                     (15.6)      (7.8)      (3.4)
        Increase (decrease) in accrued
          expenses and other                    28.7       45.3      (10.8)
                                             -------    -------    -------
  Net cash provided by operating activities    564.3      444.9      316.0
                                             -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                         (83.6)     (74.3)     (88.1)
  Proceeds from sale of assets                   1.0        1.8        4.4
  Deferred payments on acquisitions            (17.7)     (21.0)     (18.6)
  Proceeds from sale of marketable securities   50.4         --         --
  Distributions from equity affiliates in
    excess of cumulative earnings                1.9        1.5         --
  Acquisition of licensing technology          (15.0)     (15.0)        --
  Acquisition of businesses, net of cash
    acquired                                  (647.5)    (261.9)    (127.7)
                                             -------    -------    -------
  Net cash used for investing activities    $ (710.5)  $ (368.9)  $ (230.0)
                                             -------    -------    -------

                                     (continued)

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)

                                                 Years Ended December 31,
                                           -----------------------------------
                                               2003       2002       2001
                                           -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bridge loan                 $  350.0    $     --   $     --
 Payments on bridge loan                     (350.0)         --         --
 Proceeds from credit facilities              275.0       330.0       75.0
 Payments on credit facilities               (275.0)     (330.0)     (75.0)
 Proceeds from senior note offering           350.0          --         --
 Proceeds from zero coupon-subordinated
   notes                                         --          --      499.8
 Payments on other long-term debt              (0.7)     (204.6)    (478.5)
 Payment of debt issuance costs                (7.3)       (3.2)     (11.2)
 Termination of interest rate swap
   agreement                                    5.3        19.6       (8.9)
 Payments on long-term lease obligations       (1.1)       (1.1)      (1.1)
 Purchase of common stock                    (154.9)         --         --
 Net proceeds from issuance of stock to
  employees                                    21.0        18.2       14.9
                                            -------     -------    -------
Net cash provided by (used for)
  financing activities                        212.3      (171.1)      15.0
                                            -------     -------    -------
Effect of exchange rate changes on cash
 and cash equivalents                           0.5         2.3       (0.6)
                                            -------     -------    -------
 Net (decrease) increase in cash and
   cash equivalents                            66.6       (92.8)     100.4
 Cash and cash equivalents at
   beginning of period                         56.4       149.2       48.8
                                            -------     -------    -------
 Cash and cash equivalents at
   end of period                            $ 123.0     $  56.4    $ 149.2
                                            =======     =======    =======
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                               $  12.1     $   1.5    $  23.2
     Income taxes, net of refunds             107.9       135.0      127.7

Disclosure of non-cash financing
  and investing activities:
 Issuance of restricted stock awards            0.2        40.9       11.3
 Assumption of vested stock options in
  connection with acquisition                   8.5         5.0         --
 Surrender of restricted stock awards            --         4.4         --
 Issuance of common stock in acquisitions        --       245.6         --


The accompanying notes are an integral part of these consolidated financial statements.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in millions, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

     Laboratory Corporation of America Holdings with its subsidiaries (the "Company") is the second largest independent clinical laboratory company in the United States based on 2003 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

     Since its founding in 1971, the Company has grown into a network of 31 primary testing facilities and over 1,200 service sites consisting of branches, patient service centers and STAT laboratories. With approximately 23,000 employees, the Company processes tests on more than 340,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico and two provinces in Canada. The Company operates in one business segment.

     The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its subsidiaries after elimination of all material intercompany accounts and transactions. On January 17, 2003, the Company completed the acquisition of Dianon, a leading provider of anatomic pathology and oncology testing services. On July 25, 2002, the Company completed the acquisition of Dynacare, a provider of clinical laboratory testing services. Disclosure of certain business combination transactions is included in Notes 2, 3 and 4 - Business Acquisitions.

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in "Accumulated other comprehensive earnings(loss)".

Cash Equivalents:

     Cash equivalents (primarily investments in money market funds, time deposits, commercial paper and Eurodollars which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market. As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in trade accounts payable and totaled $17.7 and $23.1 at December 31, 2003 and 2002, respectively.

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions, except per share data)

Inventories:

     Inventories, consisting primarily of purchased laboratory supplies, are stated at the lower of cost (first-in, first-out) or market.

Derivative Financial Instruments:

     Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. Amounts to be paid or received under such agreements are recognized as interest income or expense in the periods in which they accrue.

The Company's zero coupon-subordinated notes contain the following three features that are considered to be embedded derivative instruments under Statement of Financial Accounting
Standards ("SFAS") No. 133 "Accounting for Derivative
Instruments and Hedging Activities":

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

     Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2003 and 2002.

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

     Leasehold improvements and assets held under capital leases are amortized over the shorter of their estimated lives or the term of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred. Retirements, sales and other disposals of assets are recorded by removing the cost and accumulated depreciation from the related accounts with any resulting gain or loss reflected in operations.

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

Debt Issuance Costs:

     The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in millions, except per share data)

Professional Liability:

     The Company is self-insured for professional liability claims arising in the normal course of business, generally related to the testing and reporting of laboratory test results. The Company records a reserve for such asserted and estimated unasserted claims based on actuarial assessments of future settlement and legal defense costs.

Fair Value of Financial Instruments:

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero coupon-subordinated notes, based on market pricing, was approximately $465.6 and $495.2 as of December 31, 2003 and 2002, respectively.

Concentration of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

     The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., were approximately $121.4 at December 31, 2003. Cash equivalents at December 31, 2003, totaled $93.9, which includes amounts invested in treasury bills and short-term bonds.

     Substantially all of the Company's accounts receivable are with companies and individuals in the health care industry. However, concentrations of credit risk are limited due to the number of the Company's clients as well as their dispersion across many different geographic regions.

     Accounts receivable balances (gross) from Medicare and Medicaid were $100.4 and $96.1 at December 31, 2003 and 2002, respectively.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in millions, except per share data)

Revenue Recognition:

     Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2003, 2002 and 2001, approximately 19%, 16%, and 16%, respectively of the Company's revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Under capitated agreements with managed care customers, the Company recognizes revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company.

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

     The Company applies the provisions of APB Opinion No. 25 in accounting for its employee stock option and stock purchase plans and, accordingly, no compensation cost has been recognized for these plans in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in SFAS No. 123, the impact on the Company's net earnings on a pro forma basis is indicated below:

                                                     Years ended
                                                     December 31,
                                               2003       2002       2001
                                             -------------------------------
   Net earnings, as reported                 $ 321.0    $ 254.6    $ 179.5
   Add: Stock-based compensation
    under APB 25                                  --         --         --
   Deduct:  Total stock-based compensation
    expense determined under fair value
    method for all awards, net of related
    tax effects                                (25.2)     (20.7)     (12.2)
                                             -------    -------    -------
   Pro forma net income                      $ 295.8    $ 233.9    $ 167.3
                                             =======    =======    =======
   Basic earnings per
     common share              As reported   $   2.23   $   1.78   $   1.29
                               Pro forma         2.05       1.64       1.20
   Diluted earnings per
     common share              As reported   $   2.22   $   1.77   $   1.27
                               Pro forma         2.04       1.62       1.18

     The pro forma weighted average fair values at date of grant for options issued during 2003, 2002 and 2001 were $13.43, $23.50 and $19.72 respectively, and were estimated using the Black-Scholes option pricing model. Weighted average assumptions for the expected life in years, volatility and dividend yield were 7 years, .5, and 0% for each of the three years ended December 31, 2003. Interest rate assumptions were 3.2%, 3.0% and 4.3% for the years ended December 31, 2003, 2002 and 2001, respectively. Compensation cost for restricted stock awards is recorded by allocating their aggregate grant date fair value over their vesting period.

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

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                             Years ended December 31,
                                        2003         2002         2001
                                   -----------------------------------------
Basic                              143,969,177    142,791,247    138,837,750
Assumed conversion/exercise
of:
  Stock options                        449,439        584,259      1,116,399
  Restricted stock awards              337,440        822,210      1,123,294
                                   -----------    -----------    -----------
Diluted                            144,756,056    144,197,716    141,077,443
                                   ===========    ===========    ===========

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

                                                December 31,
                                       2003         2002       2001
                                     --------------------------------
Stock Options                        3,902,019   2,012,960     29,738

     The Company's zero-coupon subordinated notes are contingently convertible into 9,977,634 shares of common stock and are not currently included in the diluted earnings per share calculation because these notes were not convertible according to their terms during 2003, 2002 and 2001.

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

     The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no instances of impairment as of December 31, 2003.

Intangible Assets:

     Prior to July 1, 2001, the cost of acquired businesses in excess of the fair value of net assets acquired was recorded as goodwill and amortized on the straight-line basis ranging from 20 to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". This standard requires that goodwill and other intangibles that are acquired in business combinations and that have indefinite useful lives are not to be amortized and are to be reviewed for impairment annually based on an assessment of fair value. Other intangibles (patents and technology, customer lists and non-compete agreements), are amortized on a straight-line basis over the expected periods to be benefited, such as legal life for patents and technology, 10 to 25 years for customer lists and contractual lives for non-compete agreements. With the adoption of SFAS No. 142, the Company reassessed the useful lives of these intangible assets and determined that no changes are currently necessary.

Research and Development

     In August 2003, the Company formed a new, majority-owned subsidiary with a former owner of the Company's subsidiary, National Genetics Institute, Inc. In conjunction with the formation of this subsidiary, the principals entered into a two-year joint venture agreement whereby the Company will fund a total of $3.0 for research and development efforts to be conducted on behalf of the newly formed subsidiary. It is the Company's policy to expense all research and development costs when incurred. As of December 31, 2003, the Company had incurred approximately $0.3 in costs associated with this venture.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in millions, except per share data)

Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

2.   BUSINESS ACQUISITION - DIANON SYSTEMS, INC.

     On January 17, 2003, the Company completed the acquisition of all of the outstanding shares of DIANON Systems, Inc. (DIANON) for $47.50 per share in cash, or approximately $596.0 including transaction fees and expenses, and converted approximately 390,000 vested DIANON employee stock options into approximately 690,000 vested Company options valued at $8.5. The transaction total of approximately $604.5 was funded by a combination of cash on hand, borrowings under the Company's senior credit facilities and a bridge loan facility.

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

                                                Fair Values
                                                   as of
                                              January 17, 2003
                                              ----------------
Current assets                                       $   87.7
Property, plant and equipment                            28.3
Goodwill                                                355.5
Identifiable intangible assets                          271.5
Other assets                                              3.0
                                                     --------
  Total assets acquired                                 746.0
                                                     --------

Current liabilities                                  $   33.1
Other liabilities                                       108.4
                                                     --------
  Total liabilities assumed                             141.5
                                                     --------

Net assets acquired                                  $  604.5
                                                     ========

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

3.   BUSINESS ACQUISITION - DYNACARE INC.

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

                                                 Fair Values
                                                    as of
                                                July 25, 2002
                                                -------------
         Current assets                            $ 100.2
         Property, plant and equipment                48.0
         Goodwill                                    173.3
         Identifiable intangible assets               52.5
         Investment in equity affiliates             402.1
         Other assets                                 23.2
         Deferred compensation                         2.5
                                                   -------
           Total assets acquired                     801.8
                                                   -------

         Current liabilities                         268.1
         Long-term debt                               12.9
         Other liabilities                            24.4
                                                   -------
           Total liabilities assumed                 305.4
                                                   -------
           Net assets acquired                     $ 496.4
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

     The following unaudited pro forma combined financial information for the years ended December 31, 2003 and 2002 assumes that the DIANON and Dynacare, Inc. acquisitions which were closed by the Company on January 17, 2003 and July 25, 2002, respectively, were acquired on January 1, 2002:

Years Ended December 31
                                   2003         2002
                                 --------------------
Net sales                        $2,947.4    $2,867.7
Net earnings                        321.1       255.3

Diluted earnings
 per common share                $    2.22        1.73

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in millions, except per share data)

4.   BUSINESS ACQUISITIONS - OTHER

     On June 4, 2001, the Company completed the acquisition of Minneapolis-based Viro-Med Laboratories Inc. for approximately $31.7 in cash and contingent future payments of $12.0 ($3.7 and $7.9 earned and paid in 2002 and 2001, respectively) based upon attainment of specific earnings targets. Viro-Med's revenues for the year ended December 31, 2000 were approximately $25.2.

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

5.   INVESTMENTS IN EQUITY AFFILIATES

     At December 31, 2003 (as a result of the Dynacare
acquisition) the Company had investments in the following equity affiliates:
                                  Net              Percentage
        Location               Investment        Interest Owned

  Milwaukee, Wisconsin         $   3.5               50.00%
  Ontario, Canada              $ 452.6               72.99%
  Alberta, Canada              $  49.2               43.37%

     Each of the joint venture agreements that govern the conduct of business of these equity affiliates mandates unanimous agreement between partners on all major business decisions as well as providing other preemptive rights to each partner. These investments are accounted for under the equity method of accounting. The Company has no material obligations or guarantees to, or in support of, these unconsolidated joint ventures and their operations.

     Condensed financial information for the Ontario, Canada equity affiliate as of December 31, 2003 and for the period of January 1, 2003 through December 31, 2003 is as follows:

                Current assets           $  20.8
                Other assets                99.2
                                         -------
                Total assets               120.0
                                         =======

                Total liabilities           14.5
                Shareholders' equity       105.5
                                         -------
                Total liabilities and
                  shareholders' equity  $  120.0
                                         =======

                Net sales                $ 133.9
                Gross profit             $  74.0
                Net earnings             $  48.5

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in millions, except per share data)

6.   INTEGRATION OF DYNACARE AND DIANON

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

     In connection with the DIANON integration plan, the Company recorded $20.8 of costs associated with the execution of the plan. The majority of these integration costs related to contractual obligations associated with leased facilities and equipment ($12.7) and employee severance ($8.1). These costs were accounted for as costs of the DIANON acquisition.

     During the third and fourth quarters of 2003, the Company recorded a pre-tax restructuring charge totaling $6.4 in connection with the continuing integration of its recent acquisitions. Substantially all of this charge relates to the fair value of employee severance benefits for approximately 730 employees. The Company also recorded certain adjustments in the fourth quarter of 2003 to previously recorded restructuring charges due to changes in estimates, resulting in a net credit of approximately $4.9.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in millions, except per share data)

7.   RESTRUCTURING AND NON-RECURRING CHARGES

     The following represents the Company's restructuring
activities for each of the years in the three years ended
December 31, 2003:
                                                Lease and
                                 Severance   Other Facility
                                      Costs          Costs          Total

Balance at January 1, 2001             1.9            20.1           22.0
  Reclassifications
    non-cash items                    (0.7)            0.2           (0.5)
  Cash payments                       (1.0)           (4.5)          (5.5)
                                     ------          ------         ------
Balance at December 31, 2001           0.2            15.8           16.0
  Dynacare integration                 7.0             7.6           14.6
  Reclassifications
    non-cash items                      --            (1.2)          (1.2)
  Cash payments                       (1.4)           (1.9)          (3.3)
                                     ------          ------         ------
Balance at December 31, 2002           5.8            20.3           26.1
  Dianon integration                   8.1            12.7           20.8
  Restructuring charges                4.6             1.8            6.4
  Restructuring adjustments           (0.8)           (4.1)          (4.9)
  Cash payments                      (13.7)           (3.9)         (17.6)
                                     ------          ------         ------
Balance at December 31, 2003           4.0            26.8           30.8
                                     ======          ======         ======
Current                                                           $  15.0
Non-current                                                          15.8
                                                                    ------
                                                                  $  30.8
                                                                    ======

8.   ACCOUNTS RECEIVABLE, NET
                                               December 31,     December 31,
                                                   2003             2002
                                               ------------     ------------
Gross accounts receivable                       $   565.5        $   536.2
Less allowance for doubtful accounts               (133.1)          (143.2)
                                                ---------        ---------
                                                $   432.5        $   393.0
                                                =========        =========

     The provision for doubtful accounts was $214.2, $214.9 and $202.5 in 2003, 2002 and 2001 respectively.

9.   PROPERTY, PLANT AND EQUIPMENT, NET
                                           December 31,  December 31,
                                               2003          2002
                                           ------------  ------------
Land                                        $    15.3      $    15.3
Buildings and building improvements              90.4           89.5
Machinery and equipment                         473.5          409.7
Leasehold improvements                           81.1           76.2
Furniture and fixtures                           17.5           16.9
Construction in progress                         28.4           30.0
Buildings under capital leases                    5.4            5.4
Equipment under capital leases                    2.2            3.8
                                             --------       --------
                                                713.8          646.8
Less accumulated depreciation
  and amortization of capital lease assets     (352.5)        (295.6)
                                             --------       --------
                                            $   361.3      $   351.2
                                             ========       ========

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions, except per share data)

     Depreciation expense and amortization of capital lease assets was $91.6, $73.0 and $59.6 for 2003, 2002 and 2001, respectively.

10.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill at December 31, 2003 and 2002 consisted of the following:

                                               2003           2002
                                            ---------      ---------
Goodwill                                    $1,477.9       $1,102.1
Less: accumulated amortization                (192.0)        (192.0)
                                             -------        -------
Goodwill, net                               $1,285.9       $  910.1
                                             =======        =======

     The changes in the gross carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

                                               2003          2002
                                            ---------      --------
Balance as of January 1                     $1,102.1       $  911.3
Goodwill acquired during the year              388.7          190.8
Adjustments to goodwill                        (12.9)            --
                                             -------        -------
Balance as of December 31                   $1,477.9       $1,102.1
                                             =======        =======

     The components of identifiable intangible assets are as follows:

                       December 31, 2003         December 31, 2002
                    -----------------------   -----------------------
                     Gross                     Gross
                    Carrying   Accumulated    Carrying   Accumulated
                     Amount    Amortization    Amount    Amortization
                    -----------------------   -----------------------
Customer lists      $  582.5    $  118.1      $  338.4    $   90.8
Patents, licenses
  And technology        67.2        11.1          55.2         6.0
Non-compete
  agreements            23.0        18.1          21.3        16.1
Trade name              49.6         3.6           5.9         0.5
                     -------     -------       -------     -------
                    $  722.3    $  150.9      $  420.8    $  113.4
                     =======     =======       =======     =======

     Amortization of intangible assets was $37.6, $23.8 and $41.5 in 2003, 2002 and 2001, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $41.0 in fiscal 2004, $40.3 in fiscal 2005, $38.9 in fiscal 2006, $37.4 in fiscal 2007, and $35.4 in fiscal 2008.

The Company paid approximately $15.0 in 2003 and $15.0 in 2002 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. These amounts are being amortized over the life of the licensing agreement.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in millions, except per share data)

The following table presents net earnings and basic and diluted earnings per common share, adjusted to reflect results as if the non-amortization provisions of SFAS No. 142 had been in effect for the periods presented.

                                                      December 31,
                                          ----------------------------------
                                             2003        2002        2001
                                          ----------------------------------
Net earnings attributable to
  common shareholders                     $ 321.0     $ 254.6     $ 179.5
Add back: goodwill amortization,
  net of tax                                   --     $    --        25.0
                                           ------      ------      ------
Adjusted net earnings attributable to
  common shareholders                     $ 321.0     $ 254.6     $ 204.5
                                           ======      ======      ======

Basic earnings per share:
Reported basic earnings per share         $  2.23     $  1.78     $  1.29
Add back: goodwill amortization,
  net of tax                                   --          --        0.18
                                           ------      ------      ------
Adjusted basic earnings per share         $  2.23     $  1.78     $  1.47
                                           ======      ======      ======

Diluted earnings per share:
Reported diluted earnings per share       $  2.22     $  1.77     $  1.27
Add back: goodwill amortization,
  net of tax                                   --          --        0.18
                                           ------      ------      ------
Adjusted diluted earnings per share       $  2.22     $  1.77     $  1.45
                                           ======      ======      ======

11.  ACCRUED EXPENSES AND OTHER
                                          December 31,   December 31,
                                             2003            2002
                                          ------------   ------------
Employee compensation and benefits         $   60.6       $   60.8
Acquisition related accruals                    7.1           15.5
Restructuring reserves                         15.0           10.0
Accrued taxes payable(receivable)              (2.6)         (19.6)
Other tax accruals                             28.8           26.0
Self-insurance reserves                        34.1           28.5
Interest payable                                8.4            0.8
Swap payable                                     --           10.9
Royalty payable                                 5.0            6.0
Other                                           4.7            7.2
                                            -------        -------
                                           $  161.1       $  146.1
                                            =======        =======

12.  OTHER LIABILITIES
                                          December 31,   December 31,
                                             2003            2002
                                          ------------   ------------
Acquisition related accruals               $    1.3       $    2.0
Restructuring reserves                         15.8           16.1
Minimum pension liability                      37.0           56.6
Post-retirement benefit obligation             45.0           42.9
Self-insurance reserves                        17.9           20.9
Other                                          10.3            3.0
                                            -------        -------
                                           $  127.3       $  141.5
                                            =======        =======

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions, except per share data)


13.  ZERO COUPON-SUBORDINATED NOTES

     In September 2001, the Company sold $650.0 aggregate principal amount at maturity of its zero coupon convertible subordinated notes (the "notes") due 2021 in a private placement. The Company received approximately $426.8 (net of underwriter's fees of approximately $9.8) in net proceeds from the offering. In October 2001, the underwriters exercised their rights to purchase an additional $94.0 aggregate principal amount pursuant to an overallotment option from which the Company received approximately $61.8 in net proceeds (net of underwriters fees of approximately $1.4). The notes, which are subordinate to the Company's bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 13.4108 shares of the Company's common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

1) If the sales price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter reaches specified thresholds (beginning at 120% and declining 0.1282% per quarter until it reaches approximately 110% for the quarter beginning July 1, 2021 of the accreted conversion price per share of common stock on the last day of the preceding quarter). The accreted conversion price per share will equal the issue price of a note plus the accrued original issue discount and any accrued contingent additional principal, divided by the number of shares of common stock issuable upon conversion of a note on that day. The conversion trigger price for the fourth quarter of 2003 was approximately $62.14.
2) If the credit rating assigned to the notes by Standard & Poor's Ratings Services is at or below BB-.
3) If the notes are called for redemption.
4) If specified corporate transactions have occurred (such as if the Company is party to a consolidation, merger or binding share exchange or a transfer of all or substantially all of its assets).

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

     The Company used a portion of the proceeds to repay $412.5 of its term loan outstanding under its credit agreement and to pay $8.9 to terminate the interest rate swap agreement tied to the Company's term loan. The Company recorded a loss of $5.5 relating to the write-off of unamortized bank fees associated with the Company's term debt.

     The Company has registered the notes and the shares of common stock issuable upon conversion of the notes with the Securities and Exchange Commission.

14.  LONG-TERM DEBT

     In February 2002, the Company entered into two senior credit facilities with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions totaling $300.0. The senior credit facilities consisted of a 364-day revolving credit facility in the principal amount of $100.0 and a three-year revolving credit facility in the principal amount of $200.0. Based upon the Company's rating as of December 31, 2003, the effective rate under the $200.0 and $100.0 facilities was LIBOR plus 82.5 basis points and LIBOR plus 87.5 basis points, respectively. There were no balances outstanding on the Company's senior credit facilities at December 31, 2003 and 2002.

     On January 13, 2004, the Company entered into a new $150.0 364-day revolving credit facility with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions to replace the existing $150.0 364-day revolving credit facility, which had terminated. The $200.0 three-year revolving credit facility was amended on January 14, 2003 and expires on February 18, 2005. These credit facilities bear interest at varying rates based upon the Company's credit rating with Standard & Poor's Ratings Services.

     The senior credit facilities are available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments, and acquisitions. The agreements contain certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. The Company is in compliance with all covenants.

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


15.  STOCK REPURCHASE PROGRAM

     On October 22, 2002, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $150.0 of its common stock from time-to-time. During the third quarter of 2003, the Company completed this program purchasing approximately 5.2 million shares of its common stock totaling approximately $150.0 with cash flow from operations.

     On December 17, 2003, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the first quarter of 2004. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

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

17.  INTEREST RATE SWAP AGREEMENTS

     In the second quarter of 2003 the Company terminated its interest rate swap agreement with a major financial institution and received net proceeds of $5.3 of which $1.4 was credited to interest expense and a gain of $3.9 was deferred and is being amortized to interest expense through 2013.

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

18.  INCOME TAXES

     The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income:
                                       2003        2002        2001
                                     --------    --------    --------
Domestic                             $ 545.3     $ 440.6     $ 336.6
Foreign                                 (4.9)       (8.3)       (4.3)
                                      ------      ------      ------
Total pre-tax income                 $ 540.4     $ 432.3     $ 332.3
                                      ======      ======      ======

     The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

                                               Years Ended December 31,
                                            ----------------------------
                                              2003       2002      2001
                                            ----------------------------
Current:
   Federal                                  $ 104.2    $ 118.0    $122.8
   State                                       29.2       28.4      25.2
   Foreign                                     (0.3)       2.4        --
                                             ------     ------    ------
                                            $ 133.1    $ 148.8   $ 148.0
                                             ------     ------    ------
Deferred:
   Federal                                  $  70.0    $  26.0   $  (2.3)
   State                                       13.8        4.7       3.9
   Foreign                                      2.5       (1.8)       --
                                             ------     ------    ------
                                               86.3       28.9       1.6
                                             ------     ------    ------
                                            $ 219.4    $ 177.7   $ 149.6
                                             ======     ======    ======

     The tax benefit associated with option exercises from stock plans reduced taxes currently payable by approximately $5.5, $16.0 and $14.4 in 2003, 2002 and 2001, respectively. Such benefits are recorded as additional paid-in-capital.

     The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

                                           Years Ended December 31,
                                        ------------------------------
                                           2003       2002       2001
                                        ------------------------------
Statutory federal rate                    35.0%      35.0%      35.0%
State and local income taxes,
   net of federal income tax effect        4.5        4.5        4.9
Non-deductible amortization of
   intangible assets                        --         --        2.3
Change in valuation allowance               --       (0.4)       --
Other                                      1.1        2.0        2.8
                                         -----      -----      -----
Effective rate                            40.6%      41.1%      45.0%
                                         =====      =====      =====

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in millions, except per share data)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
                                           December 31,  December 31,
                                               2003          2002
                                           ------------  ------------
Deferred tax assets:
   Accounts receivable                       $    12.5     $    36.2
   Self-insurance reserves                        17.3          18.8
   Postretirement benefit obligation              17.8          17.0
   Acquisition and restructuring reserves         22.7          17.5
   Tax loss carryforwards                         18.2           6.8
   Employee benefits                              13.1          26.0
   Other                                          (1.1)          8.0
                                              --------      --------
                                                 100.5         130.3
     Less valuation allowance                     (2.7)         (2.8)
                                              --------      --------
     Net deferred tax assets                      97.8         127.5
                                              --------      --------

Deferred tax liabilities:
   Deferred earnings                             (12.1)        (9.6)
   Intangible assets                            (221.0)       (88.5)
   Property, plant and equipment                 (46.3)        (34.8)
   Zero coupon-subordinated notes                (33.6)        (18.1)
   Currency translation adjustment               (35.5)           --
   Other                                          (3.6)          1.3
                                              --------      --------
     Total gross deferred tax liabilities       (352.1)       (149.7)
                                              --------      --------
Net deferred tax liabilities                 $  (254.3)    $   (22.2)
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

     The Company's effective tax rate was reduced due to a $2.1 state tax recovery in the third quarter of 2003.

     The Company has been notified its 2001 and 2002 income tax returns will be examined by the the Internal Revenue Service. In addition, the Internal Revenue Service has concluded its examination of the Company's 2000, 1999 and 1998 income tax returns and has issued a report of its findings. While the Company will appeal certain issues of the examination, management believes adequate provisions have been recorded relating to the concluded examination.

     The Company has state tax loss carryforwards of approximately $19.6 which expire 2004 through 2018. In addition, as a result of the Dynacare, Inc. acquisition, the Company has federal tax loss carryovers of approximately $15.6 expiring periodically through 2021.

     The Company provided for taxes on undistributed earnings of foreign subsidiaries.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in millions, except per share data)

19.  STOCK COMPENSATION PLANS

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

     On January 17, 2003, the Company converted approximately 378,422 vested Dianon stock options into 669,614 vested Company options to acquire shares of the Company at terms comparable to those under the predecessor Dianon plan. The Company is not expecting to make further grants from this plan.

     During 2003, there were 2,433,540 options granted to officers and key employees of the Company (which include 669,614 options assumed upon the acquisition of Dianon). The exercise price for these options ranged from $1.84 to $35.93 per share. Also, during 2003, two grants of restricted stock, for an aggregate of 19,559 shares were awarded to members of the Company's Board of Directors under the 2000 Stock Incentive Plan at market values on the dates of grant of $30.36 and $31.35. Restrictions limit the sale or transfer of these shares during a six-year vesting period when the restrictions lapse. Upon issuance of stock in 2003 under the 2000 Incentive Plan, unearned compensation of $0.2 was recorded as additional paid-in capital and an equivalent amount was charged to shareholders' equity as unearned restricted stock compensation.

     The plan provides for accelerated vesting of outstanding restricted shares in percentages of 33.3%, 66.7% or 100%, if certain predefined two-year profitability targets are achieved as of December 31, 2003 or certain three-year profitability targets are achieved as of December 31, 2004. The unearned restricted stock compensation is being amortized to expense over the applicable vesting periods. For 2003, 2002 and 2001, total restricted stock compensation expense was $18.1, $14.3 and $7.5, respectively. Total restricted shares granted in 2002 and 2001 were 966,408 and 348,488, respectively. At December 31, 2003, there were 6,843,687 additional shares available for grant under the Company's stock option plans.

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

                 2001         2002         2003         2004
               -------      -------      -------      -------
January        102,627       73,514      149,020      133,431
July            61,752       75,446      140,524

     Pro forma compensation expense is calculated for the fair value of the employee's purchase right using the Black-Scholes model. Assumptions include a weighted average life of approximately one-half year, dividend yield of 0%, risk free interest rates for each six month period as follows: 2003 - 1.3% and 0.9%; 2002 - 1.8% and 1.8% and 2001 - 5.8% and 3.5% and
volatility rates for each of the following six month periods:
2003 - .3 and .2; 2002 - .2 and .8 and 2001 - .4 and .3.

     The per share weighted average grant date fair value of the benefits under the employee stock purchase plan for the first and second six-month periods is as follows:

                       2003            2002            2001
                      ------          ------          ------
First six months      $ 6.98          $11.87          $11.51
Second six months     $ 8.67          $18.21          $ 8.79

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

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in millions, except per share data)

     Changes in options outstanding under the plans for the periods indicated were as follows:
                                                   Weighted-Average
                                       Number        Exercise Price
                                     of Options        per Option
                                    -----------    -----------------

Outstanding at January 1, 2001       3,130,752           $14.426
  (671,835 exercisable)

   Options granted                   2,094,976           $33.069
   Forfeited                          (197,922)          $21.828
   Exercised                        (1,121,872)          $ 9.967
                                     ---------
Outstanding at December 31, 2001     3,905,934           $25.331
  (729,504 exercisable)

   Options granted at market value   2,186,818           $42.524
   Granted above market value           77,750           $28.910
   Granted below market value          199,240           $18.626
   Forfeited                          (316,568)          $29.902
   Exercised                          (697,394)          $18.976
                                     ---------
Outstanding at December 31, 2002     5,355,780           $32.711
  (1,326,120 exercisable)

   Options granted at market value   1,763,926           $24.967
   Granted above market value          632,410           $30.343
   Granted below market value           37,204           $13.120
   Forfeited                          (436,685)          $20.444
   Exercised                          (747,202)          $20.444
                                     ---------
Outstanding at December 31, 2003     6,605,433           $31.805
                                     =========
Exercisable at December 31, 2003     2,811,938           $30.878
                                     =========

     Options issued above or below market value during 2003 and 2002 were issued in conjunction with the acquisitions of DIANON and Dynacare.

     The weighted-average remaining life of options outstanding at December 31, 2003 is approximately 7.8 years.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in millions, except per share data)

     The following table summarizes information concerning currently outstanding and exercisable options.

              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
---------------------------------------------------  -----------------------
                                Weighted
                                 Average   Weighted                Weighted
                                Remaining  Average                 Average
    Range of         Number    Contractual Exercise     Number     Exercise
Exercise Prices  Outstanding      Life      Price    Exercisable     Price

$ 1.84 - 24.24       556,165       5.56     $13.643     494,285      $13.033
$24.46 - 32.50     2,304,648       8.48     $25.747     552,951      $28.046
$33.06 - 37.90     1,702,454       7.12     $33.127   1,078,994      $33.124
$39.34 - 48.02     2,042,166       8.10     $42.485     685,708      $42.492
                   ---------                          ---------
                   6,605,433                          2,811,938
                   =========                          =========

20.  RELATED PARTY TRANSACTIONS


     On February 21, 2002, the Company filed a registration statement on Form S-3, relating to the sale by Roche of 7,000,000 shares of the Company's common stock, with a 700,000 share over-allotment option. At that time, Roche owned 10,705,074 shares of common stock (approximately 15.13% of the common stock then outstanding). On March 12, 2002, Roche sold 7,000,000 shares of common stock and on March 18, 2002, an additional 700,000 shares of common stock were sold to cover over-allotments of shares leaving Roche with 3,005,074 shares of the Company's outstanding common stock, or approximately 4.22% at March 31, 2002.

     Roche entered into a number of call option contracts with respect to the remaining 3,005,074 shares of the Company's common stock it owned at March 31, 2002, which were not covered by the registration statement. The Company has been informed that each of these call option contracts was exercised in full by July 2002, and as a result, Roche no longer owns any shares of the Company's common stock.

     The Company purchased certain items, primarily laboratory testing supplies from various affiliates of Roche Holdings, Inc. ("Roche"). Total purchases from these affiliates, which are recorded in cost of sales, were $55.2 and $62.3 in 2002 and 2001, respectively. In addition, the Company made royalty payments to Roche for diagnostic technology in the amounts of $4.7 in 2002 and $4.4 in 2001. Amounts due to Roche and its affiliates at December 31, 2002 were $3.3. Revenue received from Roche for laboratory services was $1.4 in 2002 and $2.6 in 2001. Amounts due from Roche and its affiliates at December 31, 2002 were $0.6.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in millions, except per share data)

21.  COMMITMENTS AND CONTINGENT LIABILITIES

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

     The Company is the appellant in a patent case originally filed in the United States District Court for the District of Colorado. The Company has disputed liability and contested the case vigorously. After a jury trial, the district court entered judgment against the Company for patent infringement. The Company appealed the case to the United States Court of Appeals for the Federal Circuit. The Company has received a letter from its counsel dated February 6, 2004, stating "it remains our opinion that the amended judgment and order will be reversed on appeal."

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 2003 and 2002, the Company had provided letters of credit aggregating approximately $57.1 and $45.6 respectively, primarily in connection with certain insurance programs.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in millions, except per share data)

     The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 2004 are as follows:
                                     Operating          Capital
                                     ---------         ---------
     2004                             $ 55.4            $  3.5
     2005                               42.4               2.8
     2006                               29.7               2.9
     2007                               20.3               1.2
     2008                               13.8                --
     Thereafter                         25.3                --
                                       -----             -----
     Total minimum lease payments      186.9              10.4
     Less:
       Amounts included in
         restructuring accruals           --               2.6
       Amount representing interest       --               2.1
                                       -----             -----
     Total minimum operating
       lease payments and
       present value of minimum
       capital lease payments         $186.9            $  5.7
                                       =====             =====

     Current                                            $  1.3
     Non-current                                           4.4
                                                         -----
                                                        $  5.7
                                                         =====

     Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $104.2, $86.1 and $74.8 for the years ended December 31, 2003, 2002 and 2001, respectively.

22.  PENSION AND POSTRETIREMENT PLANS

     The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older, have been employed by the Company for at least six consecutive months and have completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $10.9, $8.5 and $8.3 in 2003, 2002 and 2001, respectively.

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

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in millions, except per share data)

     The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

                                                  Company Plans
                                           ---------------------------
                                                   Years ended
                                                   December 31,
                                             2003     2002     2001
                                           ---------------------------
Components of net periodic benefit cost
Service cost                                $ 12.3   $ 11.9   $ 11.2
Interest cost                                 12.9     12.4     11.4
Expected return on plan assets               (12.7)   (13.7)   (13.5)
Net amortization and deferral                  3.7      0.3     (1.5)
                                             -----    -----    -----
Net periodic pension cost                   $ 16.2   $ 10.9   $  7.6
                                             =====    =====    =====

                                                      Company Plans
                                                    -----------------
                                                       December 31,
                                                      2003     2002
                                                    -----------------
Change in benefit obligation
Benefit obligation at beginning of year              $199.5   $173.7
Service cost                                           12.3     11.9
Interest cost                                          12.9     12.4
Actuarial loss                                         (8.3)    13.2
Amendments                                              0.3      --
Benefits paid                                         (13.3)   (11.7)
                                                      -----    -----
Benefit obligation at end of year                     203.4    199.5
                                                      -----    -----
Change in plan assets
Fair value of plan assets at beginning of year        139.5    151.1
Actual return on plan assets                           33.4    (18.2)
Employer contributions                                 18.3     18.3
Benefits paid                                         (13.3)   (11.7)
                                                      -----    -----
Fair value of plan assets at end of year              177.9    139.5
                                                      -----    -----

Unfunded status, end of year                           25.5     60.0
Unrecognized net actuarial loss                       (42.2)   (76.3)
Unrecognized prior service cost                         1.7      3.3
Additional minimum liability                           37.0     56.6
                                                      -----    -----
Accrued pension liability                            $ 22.0   $ 43.6
                                                      =====    =====

     At December 31, 2003, the additional minimum liability of the Company's Cash Balance Retirement Plan exceeded the unrecognized prior service cost by $37.0. This amount has been recorded as an increase to accumulated other comprehensive loss.

     Assumptions used in the accounting for the defined benefit plans were as follows:
                                                     Company Plans
                                                ----------------------
                                                 2003    2002    2001
                                                ----------------------

Weighted-average discount rate                  6.25%    6.75%  7.25%
Weighted-average rate of increase
  in future compensation levels                  3.0%     4.0%   4.0%
Weighted-average expected long-
  term rate of return                            8.5%     9.0%   9.0%

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in millions, except per share data)

     The Company's defined benefit plans asset allocation at December 31, 2003, and 2002, target allocation for 2004, and expected long-term rate of return by asset category are as follows:
                                Percentage of   Weighted-Average
                    Target      Plan Assets         Expected
  Asset           Allocation   at December 31,   Long-Term Rate
Category             2004       2003     2002     of Return-2003
--------          ----------   ------   ------  ----------------
Equity Securities    70.0%      70.6%   67.5%          5.7%
Debt Securities      30.0%      26.3%   28.4%          0.8%
Other                  --        3.1%    4.2%          0.0%

     The Company assumed obligations under a subsidiary's postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company's policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

                           Year ended      Year ended      Year ended
                          December 31,    December 31,    December 31,
                              2003            2002            2001
                          ------------    ------------    ------------
Service cost                  $   0.8        $    0.9        $    1.0
Interest cost                     3.2             3.3             3.4
Net amortization and deferral    (1.9)           (1.1)           (1.1)
Actuarial loss                    0.8             0.4             0.7
                               ------         -------         -------
Postretirement benefit costs  $   2.9        $    3.5        $    4.0
                               ======         =======         =======

     A summary of the components of the accumulated postretirement benefit obligation follows:

                                                    December 31,
                                                    2003    2002
                                                   --------------
    Retirees                                       $ 19.5  $ 17.2
    Fully eligible active plan participants          19.9    15.5
    Other active plan participants                   21.1    24.8
                                                    -----   -----
                                                   $ 60.5  $ 57.5
                                                    =====   =====

Reconciliation of the funded status of the               December 31,
  postretirement benefit plan and accrued liability      2003   2002
                                                        --------------
Accumulated postretirement benefit obligation,
  beginning of year                                    $ 57.5  $ 45.6
Changes in benefit obligation due to:
  Service cost                                            0.8     0.9
  Interest cost                                           3.2     3.3
  Plan participants contributions                         0.3     0.3
  Amendments                                             (5.8)     --
  Actuarial (gain) loss                                   6.0     8.5
  Benefits paid                                          (1.5)   (1.1)
                                                        -----   -----
Accumulated postretirement benefit obligation,
  end of year                                            60.5    57.5
Actuarial (gain) loss                                     6.0     8.5
Unrecognized net actuarial loss                         (23.6)  (18.5)
Unrecognized prior service cost                           7.8     3.9
                                                        -----   -----
Accrued postretirement benefit obligation              $ 44.7  $ 42.9
                                                        =====   =====

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in millions, except per share data)

     The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation was 6.4% and 6.9% as of December 31, 2003 and 2002, respectively. The health care cost trend rate-medical was assumed to be 9.0% and 7.0% as of December 31, 2003 and 2002, respectively, and the trend rate-prescription was assumed to be 12.0% and 10.6% as of December 31, 2003 and 2002, respectively, declining gradually to 5.0% in the year 2011. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 by $10.0. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost results in an increase of $0.7 or decrease of $0.6.

     On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company expects that this legislation will eventually reduce the Company's cost for its subsidiary's postretirement medical plan. At present, no analysis of the potential reduction in the Company's costs or obligations has been performed. Under the Company's accounting policy, the financial effect of this legislation is expected to be reflected during 2004.

23.  QUARTERLY DATA (UNAUDITED)

     The following is a summary of unaudited quarterly data:

                                  Year ended December 31, 2003
                       ---------------------------------------------------
                         1st        2nd        3rd       4th       Full
                       Quarter    Quarter    Quarter   Quarter     Year
                       -------    -------    -------   -------   --------
Net sales              $ 712.2    $ 743.7    $ 752.0   $ 731.5   $2,939.4
Gross profit             296.4      316.5      310.9     300.8    1,224.6
Net earnings              73.9       86.4       83.1      77.6      321.0
Basic earnings per
  common share             0.51       0.60       0.58      0.55       2.23
Diluted earnings per
  common share             0.51       0.60       0.58      0.54       2.22


                                   Year ended December 31, 2002
                       --------------------------------------------------
                         1st        2nd        3rd       4th       Full
                       Quarter    Quarter    Quarter   Quarter     Year
                       -------    -------    -------   -------   --------

Net sales              $ 590.0    $ 612.4    $ 655.2   $ 650.1   $2,507.7
Gross profit             258.3      276.3      273.3     253.9    1,061.8
Net earnings              65.8       78.5       57.3      53.0      254.6
Basic earnings per
  common share             0.47       0.56       0.40      0.36       1.78
Diluted earnings per
  common share             0.46       0.55       0.39      0.36       1.77

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in millions, except per share data)

24.  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 and FIN No. 46R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not believe it has any unconsolidated variable interest entities, but has not fully completed its evaluation.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 changes current practice in accounting for and disclosure of guarantees and will require certain guarantees to be recorded as liabilities at fair value on the balance sheet. Previous practice required that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, "Accounting for Contingencies." Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of Interpretation No. 45 were effective December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not have any guarantees that require disclosure or further recognition under Interpretation No. 45.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in millions, except per share data)

     In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This Statement addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS No. 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS
No. 146 also establishes that the initial measurement of a liability recognized under SFAS No. 146 be based on fair value.
The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this statement January 1, 2003 and it had no effect on our financial position or results of operations.

     In May 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" was issued. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The Company adopted this statement January 1, 2003 and it resulted in the reclassification of the 2001 extraordinary loss to other income(expense).

                                                          Schedule II

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          Years Ended December 31, 2003, 2002 and 2001
                      (Dollars in millions)

----------------------------------------------------------------------------
                                Balance     Charged     Other
                                   at         to       (Deduct-    Balance
                               beginning   Costs and     ions)     at end
                                of year     Expenses   Additions   of year
----------------------------------------------------------------------------

Year ended December 31, 2003:
  Applied against asset
    accounts:

  Allowance for
  doubtful accounts           $  143.2    $  214.2    $ (224.3)    $  133.1
                               =======     =======     =======      =======
  Valuation allowance-
  deferred tax assets         $    2.8    $     --    $   (0.1)    $    2.7
                               =======     =======     =======      =======

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