Form 10-Q
period 2004-05-05
LABORATORY CORP OF AMERICA HOLDINGS
filed 2004-05-05
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 2004
                                --------------------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               --------   --------
Commission file number                     1-11353
                                 ---------------------------
           LABORATORY CORPORATION OF AMERICA HOLDINGS
----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                         13-3757370
--------------------------------           -------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

   358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA     27215
-----------------------------------------------------  ----------
 (Address of principal executive offices)              (Zip code)

                            (336) 229-1127
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ----    ----
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act. Yes  X   No
                                                   ----    ----
The number of shares outstanding of the issuer's common stock is 141,366,619 shares, net of treasury stock as of April 30, 2004.

                                INDEX


          PART I. Financial Information

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited)
        March 31, 2004 and December 31, 2003

        Condensed Consolidated Statements of Operations (unaudited) Three-months ended March 31, 2004 and 2003

        Condensed Consolidated Statements of Changes in
        Shareholders' Equity (unaudited)
        Three months ended March 31, 2004 and 2003

        Condensed Consolidated Statements of Cash Flows
        (unaudited) Three months ended March 31, 2004 and 2003

        Notes to Unaudited Condensed Consolidated Financial Statements

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3  Quantitative and Qualitative Disclosures about
        Market Risk

Item 4  Controls and Procedures


        PART II. OTHER INFORMATION

Item 1  Legal Proceedings

Item 2  Changes in Securities, Use of Proceeds and Issuer
        Purchases of Equity Securities

Item 6  Exhibits and Reports on Form 8-K

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                               March 31,       December 31,
                                                 2004              2003
                                             -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $   169.0           $   123.0
  Accounts receivable, net                        451.5               432.5
  Supplies inventories                             47.6                47.0
  Prepaid expenses and other                       26.0                36.3
  Deferred income taxes                            13.7                19.1
                                              ---------           ---------
Total current assets                              707.8               657.9

Property, plant and equipment, net                356.9               361.3
Goodwill                                        1,286.8             1,285.9
Intangible assets, net                            560.1               571.4
Investments in equity affiliates                  504.2               505.3
Other assets, net                                  63.5                33.1
                                              ---------           ---------
                                              $ 3,479.3           $ 3,414.9
                                              =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    84.4           $    73.0
  Accrued expenses and other                      167.8               161.1
  Zero coupon-subordinated notes                  525.8               523.2
  Current portion of long-term debt                 0.1                 0.3
                                              ---------           ---------
Total current liabilities                         778.1               757.6

5 1/2% senior notes                               353.7               353.8
Long-term debt, less current portion                2.5                 2.5
Capital lease obligations                           4.0                 4.4
Deferred income taxes                             283.5               273.4
Other liabilities                                 127.6               127.3

Commitments and contingent liabilities               --                  --

Shareholders' equity:

  Preferred stock, $0.10 par value; 30,000,000
    shares authorized; shares issued: none           --                  --
  Common stock, $0.10 par value; 265,000,000
    shares authorized;149,406,895 and
    148,855,110 shares issued and outstanding
    at March 31, 2004 and December 31,
    2003, respectively                             14.9                14.9
  Additional paid-in capital                    1,457.7             1,440.9
  Retained earnings                               674.4               587.1
  Treasury stock, at cost; 7,422,853 shares
    and 5,521,620 shares at March 31, 2004 and
    December 31, 2003, respectively              (232.6)             (159.3)
  Unearned restricted stock compensation          (16.3)              (22.4)
  Accumulated other comprehensive loss             31.8                34.7
                                              ---------           ---------
   Total shareholders' equity                   1,929.9             1,895.9
                                              ---------           ---------
                                              $ 3,479.3           $ 3,414.9
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

                                           Three Months Ended
                                                 March 31,
                                        ------------------------
                                           2004           2003
                                        ------------------------

Net sales                               $  752.5       $  712.2

Cost of sales                              434.9          415.7
                                        --------       --------
Gross profit                               317.6          296.5

Selling, general and
  administrative expenses                  163.0          163.3

Amortization of intangibles
  and other assets                          10.3            8.5
                                        --------       --------
Operating income                           144.3          124.7

Other income (expenses):
  Interest expense                          (9.3)         (11.4)
  Income from equity investments, net       12.6            9.8
  Investment income                          0.5            2.3
  Other, net                                (0.1)          (0.1)
                                        --------       --------
Earnings before income taxes               148.0          125.3

Provision for income taxes                  60.7           51.4
                                        --------       --------
Net earnings                            $   87.3       $   73.9
                                        ========       ========
Basic earnings per
  common share                          $    0.62      $    0.51
                                        =========      =========
Diluted earnings per
  common share                          $    0.61      $    0.51
                                        =========      =========




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

   LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS AND SHARES IN MILLIONS)
                            (Unaudited)

                                                      Additional
                                     Common Stock       Paid-in     Retained
                                    Shares  Amount      Capital     Earnings
                                    --------------     --------     --------
PERIOD ENDED MARCH 31, 2003
Balance at beginning of year         148.0  $ 14.8     $1,406.5     $ 266.1
Comprehensive earnings:
  Net earnings                          --      --           --        73.9
  Other comprehensive loss:
   Foreign currency translation
     adjustments                        --      --           --          --
Comprehensive earnings
Issuance of common stock                --      --          3.7          --
Issuance of restricted stock
  awards                                --      --           --          --
Amortization of unearned
  restricted stock compensation         --      --           --          --
Income tax benefit from stock
  options exercised                     --      --          2.4          --
Surrender of restricted stock
  awards                                --      --           --          --
Assumption of vested stock
  options in connection with
  acquisition                           --      --          8.5          --
Purchase of common stock                --      --           --          --
                                     -----  ------     --------     -------
BALANCE AT MARCH 31, 2003            148.0  $ 14.8     $1,421.1     $ 340.0
                                     =====  ======     ========     =======
PERIOD ENDED MARCH 31, 2004
Balance at beginning of year         148.9  $ 14.9     $1,440.9     $ 587.1
Comprehensive earnings:
  Net earnings                          --      --           --        87.3
  Other comprehensive loss:
   Foreign currency translation
     adjustments                        --      --           --          --
   Tax effect of other
     comprehensive loss
     adjustments                        --      --           --          --
Comprehensive earnings
Issuance of common stock               0.5      --         13.7          --
Issuance of restricted stock
  awards                                --      --          0.4          --
Amortization of unearned
  restricted stock compensation         --      --           --          --
Income tax benefit from stock
  options exercised                     --      --          2.7          --
Surrender of restricted stock
  awards                                --      --           --          --
Assumption of vested stock
  options in connection with
  acquisition                           --      --           --          --
Purchase of common stock                --      --           --          --
                                     -----  ------     --------    --------
BALANCE AT MARCH 31, 2004            149.4  $ 14.9     $1,457.7    $  674.4
                                     =====  ======     ========    ========
                                     (continued)

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                   (DOLLARS AND SHARES IN MILLIONS)
                             (Unaudited)

                                        Unearned     Accumulated
                                        Restricted     Other         Total
                             Treasury    Stock   Comprehensive Shareholders'
                               Stock  Compensation      Loss        Equity
                             -------- ------------ ------------- -----------
PERIOD ENDED MARCH 31, 2003
Balance at beginning of year   $ (4.4)  $ (41.4)     $  (29.9)     $1,611.7
Comprehensive earnings:
  Net earnings                     --        --            --          73.9
  Other comprehensive loss:
   Foreign currency
     translation adjustments       --        --          32.2          32.2
   Tax effect of other
     comprehensive loss
     adjustments                   --        --         (12.9)        (12.9)
                                                                    -------
Comprehensive earnings                                                 93.2
Issuance of common stock           --        --            --           3.7
Issuance of restricted stock
  awards                           --        --            --            --
Amortization of unearned
  restricted stock compensation    --       4.5            --           4.5
Income tax benefit from stock
  options exercised                --        --            --           2.4
Surrender of restricted stock
  awards                         (4.8)       --            --          (4.8)
Assumption of vested stock
  options in connection with
  acquisition                      --        --            --           8.5
Purchase of common stock        (34.0)       --            --         (34.0)
                              -------   -------      --------      --------
BALANCE AT MARCH 31, 2003     $ (43.2)  $ (36.9)     $  (10.6)     $1,685.2
                              =======   =======      ========      ========
PERIOD ENDED MARCH 31, 2004
Balance at beginning of year  $(159.3)  $ (22.4)     $   34.7      $1,895.9
Comprehensive earnings:
  Net earnings                     --        --            --          87.3
  Other comprehensive loss:
   Foreign currency
     translation adjustments       --        --          (4.9)         (4.9)
   Tax effect of other
     comprehensive loss
     adjustments                   --        --           2.0           2.0
                                                                    -------
Comprehensive earnings                                                 84.4
Issuance of common stock           --        --            --          13.7
Issuance of restricted stock
  awards                           --      (0.4)           --            --
Amortization of unearned
  restricted stock compensation    --       6.5            --           6.5
Income tax benefit from stock
  options exercised                --        --            --           2.7
Surrender of restricted stock
  awards                         (6.7)       --            --          (6.7)
Purchase of common stock        (66.6)       --            --         (66.6)
                              -------  --------      --------      --------
BALANCE AT MARCH 31, 2004     $(232.6) $  (16.3)     $   31.8      $1,929.9
                              =======  ========      ========      ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)


                                                  Three Months Ended
                                                        March 31,
                                              --------------------------
                                                 2004            2003
                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                  $   87.3         $  73.9

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization               34.5            33.1
      Stock compensation                           6.5             4.5
      Accreted interest on zero coupon-
        subordinated notes                         2.6             2.6
      Cumulative earnings in excess of
        distributions from equity affiliates      (1.9)             --
      Deferred income taxes                       19.8             3.6
      Change in assets and liabilities (net of
        effects of acquisitions):
        Increase in accounts receivable, net     (19.0)          (17.2)
        Increase in inventories                   (0.6)           (2.1)
        Decrease in prepaid expenses and other    10.2             1.5
        Increase in accounts payable              11.5             7.4
        (Decrease)increase in accrued
          expenses and other                      (3.3)           27.7
                                              --------        --------
  Net cash provided by operating activities      147.6           135.0
                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           (20.2)          (16.2)
  Proceeds from sale of assets                     1.3             0.5
  Deferred payments on acquisitions               (2.7)           (5.8)
  Proceeds from sale of marketable securities       --            50.4
  Distributions from equity affiliates in
    excess of cumulative earnings                   --             1.9
  Acquisition of businesses, net of
    cash acquired                                (32.6)         (618.8)
                                              --------        --------
  Net cash used for investing activities         (54.2)         (588.0)
                                              --------        --------

                                     (continued)

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (Unaudited)
                                                  Three Months Ended
                                                        March 31,
                                              --------------------------
                                                 2004            2003
                                              --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from bridge loan                   $     --        $  350.0
  Payments on bridge loan                           --          (350.0)
  Proceeds from revolving credit
   facilities                                       --           250.0
  Payments on revolving credit
   facilities                                       --          (115.0)
  Proceeds from senior note offering                --           350.0
  Payments on other long-term debt                (0.2)           (0.2)
  Termination of interest rate swap
   agreements                                       --            (0.2)
  Debt issuance costs                               --            (7.3)
  Payments on long-term lease obligations         (0.3)           (0.4)
  Purchase of common stock                       (60.7)          (34.0)
  Net proceeds from issuance of stock to
   employees                                      13.8             3.7
                                              --------         -------
  Net cash (used)provided by financing
   activities                                    (47.4)          446.6
                                              --------         -------

Effect of exchange rate changes on cash
 and cash equivalents                               --              --
                                              --------         -------
 Net (decrease) increase in cash and
   cash equivalents                               46.0            (6.4)
 Cash and cash equivalents at
   beginning of period                           123.0            56.4
                                              --------        --------
 Cash and cash equivalents at
   end of period                              $  169.0        $   50.0
                                              ========        ========
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                                 $   9.6         $    1.9
     Income taxes, net of refunds                11.9             10.2


Disclosure of non-cash financing
  and investing activities:

Issuance of restricted stock awards               0.4               --
Surrender of restricted stock awards              6.7              4.8
Assumption of vested stock options                 --              8.5
Accrued repurchases of common stock               5.9               --


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The condensed consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly owned subsidiaries (the "Company") after elimination of all material intercompany accounts and transactions. On January 17, 2003, the Company completed the acquisition of DIANON Systems, Inc., (DIANON) a leading U.S. provider of anatomic pathology and oncology testing services. Disclosure of certain business combination transactions is included in Note 7 - Business Acquisitions. The Company operates in one business segment.

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in "Accumulated other comprehensive earnings(loss)".

     The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's 2003 annual report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report.


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

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                                               Three Months
                                              Ended March 31,
                                         -------------------------
                                             2004         2003
                                         -------------------------
Basic                                    141,793,120   145,864,065
Assumed conversion/exercise
of:
  Stock options                              833,382       303,968
  Restricted stock awards                    755,390       207,970
                                         -----------   -----------
Diluted                                  143,381,892   146,376,003
                                         ===========   ===========

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

                                               March 31,
                                           2004         2003
                                       ----------------------
Stock Options                          1,513,201    4,933,210

     The Company's zero coupon-subordinated notes are contingently convertible into 9,977,634 shares of common stock and are not currently included in the diluted earnings per share calculation because these notes were not convertible according to their terms at March 31, 2004. Holders of the zero coupon-subordinated notes may require the Company to purchase all or a portion of their notes on September 11, 2004, 2006 and 2011 at prices ranging from $712.97 to $819.54 per note. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. If the holders elect to require the Company to purchase their notes, it is the Company's current intention to retire the notes by a cash payment. However, future market conditions are subject to change. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to obtain alternate financing to satisfy this contingent obligation.

3.   STOCK COMPENSATION PLANS

     During February 2004, the Company granted 1,738,800 options at a price of $39.00 under its 2000 Stock Incentive Plan.

     The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable by $2.7 and $2.4 for the three months ended March 31, 2004 and 2003, respectively. Such benefits are credited to additional paid-in-capital.

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

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                2004       2003
                                              ------------------
Net earnings, as reported                     $  87.3    $  73.9
   Add: Stock-based compensation
    under APB 25                                   --         --
   Deduct:  Total stock-based compensation
    expense determined under fair value
    method for all awards, net of related
    tax effects                                  (6.1)      (6.5)
                                              -------    -------
   Pro forma net income                       $  81.2    $  67.4
                                              =======    =======
   Basic earnings per
     common share              As reported    $   0.62   $   0.51
                               Pro forma          0.57       0.46
   Diluted earnings per
     common share              As reported    $   0.61   $   0.51
                               Pro forma          0.57       0.46

4.   STOCK REPURCHASE PROGRAM

On December 17, 2003, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the first quarter of 2004. During the first quarter of 2004, the Company purchased approximately 1.7 million shares of its common stock totaling $66.6 with cash flow from operations. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

5.   SENIOR CREDIT FACILITIES

     On January 13, 2004, the Company entered into a new $150.0 364-day revolving credit facility with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions to replace the existing $150.0 364-day revolving credit facility, which had terminated. The $200.0 three-year revolving credit facility was amended on January 14, 2003 and expires on February 18, 2005. These credit facilities bear interest at varying rates based upon the Company's credit rating with Standard & Poor's Ratings Services. There were no balances outstanding on the Company's senior credit facilities at March 31, 2004.

     The senior credit facilities are available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments,

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

and acquisitions. The agreements contain certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest Taxes Depreciation and Amortization). The covenants also limit the payment of dividends. The Company is in compliance with all covenants at March 31, 2004.

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

     Based upon independent appraisals, these embedded derivatives had no fair market value at March 31, 2004 and 2003.

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

The following unaudited pro forma combined financial information for the three months ended March 31, 2003 assumes that the DIANON acquisition which was closed by the Company on January 17, 2003, was acquired on January 1, 2003:

                                                  Three Months Ended
                                                       March 31,
                                                        2003
                                                  ------------------
Net sales                                              $ 720.2
Net earnings                                              74.0

Diluted earnings per common share                          0.51

8.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill (net of accumulated amortization) for the period ended March 31, 2004 and for the year ended December 31, 2003 are as follows:
                                 March 31, 2004    December 31, 2003
                                ----------------   -----------------
Balance as of January 1           $ 1,285.9           $   910.1
Goodwill acquired during
   the period                           0.9               388.7
Adjustments to goodwill                  --               (12.9)
                                  ---------           ---------
Balance at end of period          $ 1,286.8           $ 1,285.9
                                  =========           =========
The components of identifiable intangible assets are as follows:

                        March 31, 2004           December 31, 2003
                    -----------------------   -----------------------
                     Gross                     Gross
                    Carrying   Accumulated    Carrying   Accumulated
                     Amount    Amortization    Amount    Amortization
                    -----------------------   -----------------------
Customer lists      $  581.5    $  125.3      $  582.5    $  118.1
Patents, licenses
  and technology        67.2        12.8          67.2        11.1
Non-compete
  agreements            23.0        18.6          23.0        18.1
Trade name              49.5         4.4          49.6         3.6
                    --------    --------      --------    --------
                    $  721.2    $  161.1      $  722.3    $  150.9
                    ========    ========      ========    ========

     Amortization of intangible assets was $10.3 and $8.5 for the three-month periods ended March 31, 2004 and 2003, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $30.7 for the remainder of fiscal 2004, $40.3 in fiscal 2005, $38.9 in fiscal 2006, $37.4 in fiscal 2007, and $35.4 in fiscal 2008.

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

9. RESTRUCTURING CHARGES

     The following represents the Company's restructuring activities for the period indicated:
                                               Lease and
                                Severance    Other Facility
                                  Costs          Costs         Total
                                ---------    --------------   -------
Balance at December 31, 2003     $ 4.0           $26.8          $30.8
  Cash payments                   (0.7)           (1.9)          (2.6)
                                 -----           -----          -----
Balance at March 31, 2004        $ 3.3           $24.9          $28.2
                                 =====           =====          =====

Current                                                         $12.4
Non-current                                                      15.8
                                                                -----
                                                                $28.2
                                                                =====
10. COMMITMENTS AND CONTINGENCIES

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

     On June 24, 2003, the Company and certain of its executive officers were sued in the United States District Court for the Middle District of North Carolina in the first of a series of putative shareholder class actions alleging securities fraud.
Since that date, at least five other complaints containing substantially identical allegations have been filed against the Company and certain of the Company's executive officers. Each of the complaints alleges that the defendants violated the federal securities laws by making material misstatements and/or omissions that caused the price of the Company's stock to be artificially inflated between February 13 and October 3, 2002.
The plaintiffs seek certification of a class of substantially all persons who purchased shares of the Company's stock during that time period and unspecified monetary damages. These six cases have been consolidated and will proceed as a single case.
The defendants deny any liability and intend to defend the case vigorously. The plaintiffs have recently filed a consolidated amended complaint. The defendants are preparing to file a motion to dismiss this complaint and continue to defend the case vigorously. At this time, it is premature to make any assessment of the potential outcome of the cases or whether they could have a material adverse effect on the Company's financial condition.

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At March 31, 2004 and 2003, the Company had provided letters of credit aggregating approximately $55.5 and $48.6 respectively, primarily in connection with certain insurance programs.

11. PENSION AND POSTRETIREMENT PLANS

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

     The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:


                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                2004       2003
                                              ------------------
Components of net periodic benefit cost
Service Cost                                   $ 3.2      $ 3.1
Interest Cost                                    3.1        3.2
Expected return on plan assets                  (3.7)      (3.2)
Net amortization and deferral                    0.4        0.9
                                               -----      -----
Net periodic pension cost                      $ 3.0      $ 4.0
                                               =====      =====

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

     The Company assumed obligations under a subsidiary's postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company's policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                                2004       2003
                                              -------------------
Components of postretirement benefit expense
Service Cost                                   $ 0.2      $ 0.2
Interest Cost                                    1.0        0.8
Net amortization and deferral                   (0.5)      (0.5)
Amortization of actuarial loss                   0.4        0.2
                                               -----      -----
Postretirement benefit expense                 $ 1.1      $ 0.7
                                               =====      =====

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $34.6 to its defined pension plan in 2004. As of March 31, 2004, $13.6 of contributions have been made. The Company presently anticipates contributing an additional $21.0 to fund its pension plan in 2004 for a total of $34.6.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company's operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", or "anticipates" or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and discussions with Company management, including:

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

18.the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company's ability to develop, perform, or market the Company's tests or operate its business;

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

RESULTS OF OPERATIONS

     As discussed in the Company's Annual Report for the year ended December 31, 2003, the Company acquired DIANON Systems, Inc. on January 17, 2003. All dollar amounts are in millions.

Three Months ended March 31, 2004 compared with Three Months ended
March 31, 2003.

     Net sales for the three months ended March 31, 2004 were $752.5, an increase of $40.3, or approximately 5.7%, from $712.2 for the comparable 2003 period. The sales increase is a result of an increase of approximately 5.7% in volume (primarily volume growth in genomic and esoteric testing of approximately 10% as well as volume growth of approximately 5% in the base business). Price was essentially flat for the quarter.

     Cost of sales, which includes primarily laboratory and distribution costs, was $434.9 for the three months ended March 31, 2004 compared to $415.7 in the corresponding 2003 period, an increase of $19.2. The increase in cost of sales is primarily the result of increases in volume discussed above. Cost of sales as a percentage of net sales was 57.8% for the three months ended March 31, 2004 and 58.4% in the corresponding 2003 period. Cost of sales as a percentage of sales was impacted by the Company's ongoing cost reduction programs.

     Selling, general and administrative expenses decreased to $163.0 for the three months ended March 31, 2004 from $163.3 in the same period in 2003. As a percentage of net sales, selling, general and administrative expenses were 21.7% and 22.9% for the three months ended March 31, 2004 and 2003, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is a result of realized synergies from the Dynacare and DIANON acquisitions, as well as a reduced effective bad debt expense rate, resulting from improved billing performance.

     The amortization of intangibles and other assets was $10.3 and $8.5 for the three months ended March 31, 2004 and 2003. The increase in the amortization expense for the three months ended
March 31, 2004 is a result of the acquisition of DIANON.

     Interest expense was $9.3 for the three months ended March
31, 2004 compared with $11.4 for the same period in 2003. This decrease was a direct result of the Company's financing of the DIANON acquisition in 2003.

     Income from equity investments was $12.6 for the three months ended March 31, 2004 compared with $9.8 for the same period in 2003. This income represents the Company's ownership share in equity affiliates acquired as part of the Dynacare acquisition on July 25, 2002. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

     The provision for income taxes as a percentage of earnings before taxes was 41.0% for the three months ended March 31, 2004 compared to 41.0% for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $147.6 and $135.0 for the three months ended March 31, 2004 and March 31, 2003, respectively. The increase in cash flows from operations primarily resulted from improved earnings, the expansion of the business through acquisitions, and the improvement of the Company's accounts receivable days' sales oustanding ("DSO") to 54 days at March 31, 2004 from 55 days at March 31, 2003.

     Capital expenditures were $20.2 and $16.2 at March 31, 2004 and 2003, respectively. The Company expects total capital expenditures of approximately $90.0 to $100.0 in 2004. These expenditures are intended to continue to improve information systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations.

On December 17, 2003, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the first quarter of 2004. During the first quarter of 2004, the Company purchased approximately 1.7 million shares of its common stock totaling $66.6 with cash flow from operations. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

     Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

CONTRACTUAL CASH OBLIGATIONS

                             Payments Due by Period
                      --------------------------------------
                      < 1 Yr    1-3 Yrs   3-5 Yrs    > 5 Yrs
                      --------------------------------------
Capital lease
  obligations         $  3.5   $  5.7    $  1.2     $   --
Operating leases        55.4     72.1      34.1       25.3
Restructuring
  obligations            3.1      6.7       6.2        6.8
Contingent future
  Licensing payments    24.6(b)  15.6      19.0        0.5
Royalty payments         0.3      1.8       2.0         --
5 1/2% Senior Notes       --       --        --      350.0
Zero Coupon-
  Subordinated Notes   530.5(a)    --        --         --
                      ------   ------    ------     ------
  Total contractual
    Cash obligations  $617.4   $101.9    $ 62.5     $382.6
                      ======   ======    ======     ======

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

     The Company's zero coupon-subordinated notes contain the following three features that are considered to be embedded derivative instruments under SFAS No. 133:

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

     Based upon independent appraisals, these embedded derivatives had no fair value at March 31, 2004.


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

     There were no significant changes in the Company's internal controls or in other factors that could adversely affect the internal controls as of the end of the first fiscal quarter.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           See "Note 10 to the Company's Unaudited Condensed
           Consolidated Financial Statements" for the three months ended March 31, 2004, which is incorporated by reference.

Item 2   Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities

(e) Issuer Purchases of Equity Securities (Dollars and Shares in millions except per share amounts)

                                                  Total Number
                                               Of Shares        Maximum
                                    Average   Repurchased     Dollar Value
                         Total       Price     as Part of      of Shares
                         Number      Paid       Publicly     that May Yet Be
                        of Shares     Per      Announced   Repurchased Under
                       Repurchased   Share      Program        the Program
                       -----------  -------   -----------   ----------------
January 1-January 31       0.3      $38.317        0.3           $239.5
February 1-February 29     0.4       38.872        0.7            223.2
March 1-March 31           1.0       38.562        1.7            183.4
                         -----      -------      -----           ------
Total                      1.7       38.599        1.7            183.4
                         =====      =======      =====           ======

On December 17, 2003, the Company's Board of Directors authorized and announced stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the first quarter of 2004.

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



               LABORATORY CORPORATION OF AMERICA HOLDINGS
                             Registrant



                           By:/s/THOMAS P. MAC MAHON
                              ---------------------------
                                  Thomas P. Mac Mahon
                                  Chairman, President and
                                  Chief Executive Officer



                           By:/S/WESLEY R. ELINGBURG
                              ---------------------------
                                  Wesley R. Elingburg
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Treasurer

May 5, 2004