Form 10-Q
period 2004-08-04
LABORATORY CORP OF AMERICA HOLDINGS
filed 2004-08-04
CIK 920148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2004
                                ----------------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  --------------

Commission file number                     1-11353
                              ------------------------------
           LABORATORY CORPORATION OF AMERICA HOLDINGS
------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                         13-3757370
-------------------------------            -------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

   358 SOUTH MAIN STREET, BURLINGTON, NORTH CAROLINA     27215
----------------------------------------------------   ----------
 (Address of principal executive offices)              (Zip code)

                            (336) 229-1127
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                         -----    -----
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act. Yes  X   No
                                                  -----   -----
The number of shares outstanding of the issuer's common stock is 139,646,910 shares, net of treasury stock as of July 30, 2004.

                                INDEX


          PART I. Financial Information

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited)
        June 30, 2004 and December 31, 2003

        Condensed Consolidated Statements of Operations (unaudited) Six and three months ended June 30, 2004 and 2003

        Condensed Consolidated Statements of Changes in
        Shareholders' Equity (unaudited)
        Six months ended June 30, 2004 and 2003

        Condensed Consolidated Statements of Cash Flows
        (unaudited) Six months ended June 30, 2004 and 2003

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

Item 6  Exhibits and Reports on Form 8-K

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

         LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                                               June 30,         December 31,
                                                 2004               2003
                                              ----------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $   182.2           $   123.0
  Accounts receivable, net                        452.5               432.5
  Supplies inventories                             47.8                47.0
  Prepaid expenses and other                       25.3                36.3
  Deferred income taxes                            13.0                19.1
                                               --------            --------
Total current assets                              720.8               657.9

Property, plant and equipment, net                356.0               361.3
Goodwill                                        1,305.9             1,285.9
Intangible assets, net                            567.0               571.4
Investments in equity affiliates                  493.6               505.3
Other assets, net                                  31.6                33.1
                                               --------            --------
                                              $ 3,474.9           $ 3,414.9
                                               ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    78.5           $    73.0
  Accrued expenses and other                      185.6               161.1
  Zero coupon-subordinated notes                  528.4               523.2
  Current portion of long-term debt                 0.2                 0.3
                                               --------            --------
Total current liabilities                         792.7               757.6

5 1/2% senior notes                               353.6               353.8
Long-term debt, less current portion                2.2                 2.5
Capital lease obligations                           3.7                 4.4
Deferred income taxes                             283.7               273.4
Other liabilities                                 117.1               127.3

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 30,000,000
    shares authorized; shares issued: none           --                  --
  Common stock, $0.10 par value; 265,000,000
    shares authorized;149,822,486 and
    148,855,110 shares issued and outstanding
    at June 30, 2004 and December 31,
    2003, respectively                             15.0                14.9
  Additional paid-in capital                    1,470.1             1,440.9
  Retained earnings                               772.7               587.1
  Treasury stock, at cost; 10,289,653 shares
    and 5,521,620 shares at June 30, 2004 and
    December 31, 2003, respectively              (348.1)             (159.3)
  Unearned restricted stock compensation          (13.5)              (22.4)
  Accumulated other comprehensive loss             25.7                34.7
                                               --------            --------
   Total shareholders' equity                   1,921.9             1,895.9
                                               --------            --------
                                              $ 3,474.9           $ 3,414.9
                                               ========            ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)

                               Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                             ---------------------    ---------------------
                                2004        2003        2004         2003
                             ---------------------    ---------------------

Net sales                    $  784.3     $  743.7    $ 1,536.8   $ 1,455.9

Cost of sales                   444.6        427.2        879.5       842.9
                             --------     --------     --------    --------
Gross profit                    339.7        316.5        657.3       613.0

Selling, general and
  administrative expenses       165.0        164.1        328.0       327.4

Amortization of intangibles
  and other assets               10.5          9.5         20.8        18.0
                             --------     --------     --------    --------
Operating income                164.2        142.9        308.5       267.6

Other income (expenses):
  Interest expense               (9.3)       (10.0)       (18.6)      (21.4)
  Income from equity
    investments, net             12.1         11.3         24.7        21.1
  Investment income               0.4          2.4          0.9         4.7
  Other, net                     (0.8)        (0.2)        (0.9)       (0.3)
                             --------     --------     --------    --------
Earnings before income taxes    166.6        146.4        314.6       271.7

Provision for income taxes       68.3         60.0        129.0       111.4
                             --------     --------     --------    --------
Net earnings                 $   98.3     $   86.4     $  185.6    $  160.3
                             ========     ========     ========    ========
Basic earnings per
  common share               $    0.70    $    0.60    $    1.32   $    1.10

Diluted earnings per
  common share               $    0.70    $    0.60    $    1.30   $    1.10



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS AND SHARES IN MILLIONS)
                            (Unaudited)

                                                  Additional
                                 Common Stock       Paid-in       Retained
                                Shares  Amount      Capital       Earnings
                                --------------     --------       --------
PERIOD ENDED JUNE 30, 2003
Balance at beginning of year     147.8  $ 14.8     $1,406.5        $ 266.1
Comprehensive earnings:
  Net earnings                      --      --           --          160.3
  Other comprehensive loss:
   Foreign currency translation
     adjustments                    --      --           --             --
Comprehensive earnings
Issuance of common stock           0.3      --          5.9             --
Issuance of restricted stock
  awards                            --      --          0.2             --
Amortization of unearned
  restricted stock compensation     --      --           --             --
Income tax benefit from stock
  options exercised                 --      --          2.7             --
Assumption of vested stock
  options in connection with
  acquisition                       --      --          8.5             --
Surrender of restricted stock
  awards                            --      --         (1.0)            --
Purchase of common stock            --      --           --             --
                                 -----   -----      -------         ------
BALANCE AT JUNE 30, 2003         148.1  $ 14.8     $1,422.8        $ 426.4
                                 =====   =====      =======         ======

PERIOD ENDED JUNE 30, 2004
Balance at beginning of year     148.9  $ 14.9     $1,440.9        $ 587.1
Comprehensive earnings:
  Net earnings                      --      --           --          185.6
  Other comprehensive loss:
   Foreign currency translation
     adjustments                    --      --           --             --
   Tax effect of other
     comprehensive loss
     adjustments                    --      --           --             --
Comprehensive earnings
Issuance of common stock           0.9     0.1         22.9             --
Issuance of restricted stock
  awards                            --      --          0.7             --
Amortization of unearned
  restricted stock compensation     --      --           --             --
Income tax benefit from stock
  options exercised                 --      --          5.7             --
Surrender of restricted stock
  awards                            --      --         (0.1)            --
Purchase of common stock            --      --           --             --
                                 -----   -----      -------        -------
BALANCE AT JUNE 30, 2004         149.8  $ 15.0     $1,470.1       $  772.7
                                 =====   =====      =======        =======

                                    (continued)

    LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                   (DOLLARS AND SHARES IN MILLIONS)
                             (Unaudited)

                                        Unearned    Accumulated
                                       Restricted      Other         Total
                              Treasury    Stock    Comprehensive Shareholders'
                               Stock   Compensation      Loss        Equity
                              -------- ------------ ------------- -------------
PERIOD ENDED JUNE 30, 2003
Balance at beginning of year  $ (4.4)  $ (41.4)     $  (29.9)      $1,611.7
Comprehensive earnings:
  Net earnings                    --        --            --          160.3
  Other comprehensive loss:
   Foreign currency
     translation adjustments      --        --          71.3           71.3
   Tax effect of other
     comprehensive loss
     adjustments                  --        --         (28.6)         (28.6)
Comprehensive earnings                                                 203.0
Issuance of common stock          --        --            --            5.9
Issuance of restricted stock
  awards                          --      (0.2)           --             --
Amortization of unearned
  restricted stock compensation   --       8.6            --            8.6
Income tax benefit from stock
  options exercised               --        --            --            2.7
Assumption of vested stock
  options in connection with
  acquisition                     --        --            --            8.5
Surrender of restricted stock
  awards                        (4.8)      1.0            --           (4.8)
Purchase of common stock       (86.4)       --            --          (86.4)
                              ------    ------       -------        -------
BALANCE AT JUNE 30, 2003     $ (95.6)  $ (32.0)     $   12.8       $1,749.2
                              ======    ======       =======        =======

PERIOD ENDED JUNE 30, 2004
Balance at beginning of year $(159.3)  $ (22.4)     $   34.7       $1,895.9
Comprehensive earnings:
  Net earnings                    --        --            --          185.6
  Other comprehensive loss:
   Foreign currency
     translation adjustments      --        --         (15.1)         (15.1)
   Tax effect of other
     comprehensive loss
     adjustments                  --        --           6.1            6.1
Comprehensive earnings                                                 176.6
Issuance of common stock          --        --            --           23.0
Issuance of restricted stock
  awards                          --      (0.7)           --             --
Amortization of unearned
  restricted stock compensation   --       9.5            --            9.5
Income tax benefit from stock
  options exercised               --        --            --            5.7
Surrender of restricted stock
  awards                        (6.7)      0.1            --           (6.7)
Purchase of common stock      (182.1)       --            --         (182.1)
                              ------   -------       -------        -------
BALANCE AT JUNE 30, 2004     $(348.1) $  (13.5)     $   25.7       $1,921.9
                              ======   =======       =======        =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                             (Unaudited)


                                                   Six Months Ended
                                                        June 30,
                                              -------------------------
                                                 2004            2003
                                              -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                  $  185.6         $ 160.3

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization               69.6            66.7
      Stock compensation                           9.5             8.6
      (Gain) loss on sale of assets                0.5            (0.1)
      Accreted interest on zero coupon-
        subordinated notes                         5.2             5.1
      Deferred income taxes                       23.8            15.0
      Change in assets and liabilities (net of
        effects of acquisitions):
        Increase in accounts receivable, net     (19.9)          (18.0)
        Increase in inventories                   (0.1)           (2.4)
        Decrease in prepaid expenses and other    11.0             3.6
        Increase(decrease) in accounts payable     5.5            (5.7)
        Increase in accrued expenses and other
          expenses and other                       3.6            25.1
                                               -------         -------
  Net cash provided by operating activities      294.3           258.2
                                               -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           (42.6)          (37.4)
  Proceeds from sale of assets                     1.3             0.6
  Deferred payments on acquisitions               (3.8)           (6.3)
  Proceeds from sale of marketable securities       --            50.4
  Distributions from equity affiliates in
    excess of cumulative earnings                   --             1.6
  Acquisition of licensing technology             (0.5)             --
  Acquisition of businesses, net of
    cash acquired                                (34.6)         (636.0)
                                               -------         -------
  Net cash used for investing activities         (80.2)         (627.1)
                                               -------         -------

                                 (continued)

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (Unaudited)
                                                   Six Months Ended
                                                        June 30,
                                              --------------------------
                                                 2004            2003
                                              --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from bridge loan                   $     --        $  350.0
  Payments on bridge loan                           --          (350.0)
  Proceeds from revolving credit
   facilities                                       --           265.0
  Payments on revolving credit
   facilities                                       --          (180.0)
  Proceeds from senior note offering                --           350.0
  Payments on other long-term debt                (0.4)           (0.4)
  Termination of interest rate swap
   agreements                                       --             5.3
  Debt issuance costs                               --            (7.3)
  Payments on long-term lease obligations         (0.7)           (0.7)
  Purchase of common stock                      (176.2)          (91.2)
  Net proceeds from issuance of stock to
   employees                                      23.0             5.8
                                               -------         -------
  Net cash (used)provided by financing
   activities                                   (154.3)          346.5
                                               -------         -------
Effect of exchange rate changes on cash
 and cash equivalents                             (0.6)           (0.1)
                                               -------         -------
 Net (decrease) increase in cash and
   cash equivalents                               59.2           (22.5)
 Cash and cash equivalents at
   beginning of period                           123.0            56.4
                                               -------         -------
 Cash and cash equivalents at
   end of period                              $  182.2        $   33.9
                                               =======         =======
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
     Interest                                 $   9.6         $    2.9
     Income taxes, net of refunds                56.5             70.8


Disclosure of non-cash financing
  and investing activities:

Issuance of restricted stock awards               0.7              0.2
Surrender of restricted stock awards              6.7              4.8
Assumption of vested stock options                 --              8.5
Accrued repurchases of common stock               5.9               --


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The condensed consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly owned subsidiaries (the "Company") after elimination of all material intercompany accounts and transactions. On January 17, 2003, the Company completed the acquisition of DIANON Systems, Inc., (DIANON) a leading U.S. provider of anatomic pathology and oncology testing services. Disclosure of certain business combination transactions is included in Note 7 - Business Acquisition. The Company operates in one business segment.

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

     The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

                              Three Months              Six Months
                              Ended June 30,           Ended June 30,
                         ------------------------  ----------------------
                           2004          2003        2004          2003
                         ------------------------  ------------------------
Basic                    140,053,538  144,562,713  140,923,330  145,222,214
Assumed conversion/
 exercise of:
  Stock options              775,912      485,967      803,187      381,169
  Restricted stock awards    444,263           --      609,980      103,769
                         -----------  -----------  -----------  -----------
Diluted                  141,273,713  145,048,680  142,336,497  145,707,152
                         ===========  ===========  ===========  ===========

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

                                                June 30,
                                           2004         2003
                                       ----------------------
Stock Options                          1,492,611    4,432,902

     The Company's zero coupon-subordinated notes are contingently convertible into 9,977,634 shares of common stock and are not currently included in the diluted earnings per share calculation because these notes were not convertible according to their terms at June 30, 2004. Holders of the zero coupon-subordinated notes may require the Company to purchase all or a portion of their notes on September 11, 2004, 2006 and 2011 at prices ranging from $712.97 to $819.54 per note. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. If the holders elect to require the Company to purchase their notes, it is the Company's current intention to retire the notes by a cash payment. However, future market conditions are subject to change. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary.

3.   STOCK COMPENSATION PLANS

     During February 2004, the Company granted 1,738,800 options at a price of $39.00 under its 2000 Stock Incentive Plan.

     During March 2004, the Company recorded aggregate awards of 11,329 shares of restricted stock at a weighted average price of $35.29 to one of the principals in the Company's research and development joint venture and a non-employee director under its 2000 Stock Incentive Plan.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     During May 2004, the Company made awards of 7,728 shares of restricted stock and 11,904 options to its non-employee directors at a price of $38.80 under its 2000 Stock Incentive Plan.

     The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable by $5.7 and $2.7 for the six months ended June 30, 2004 and 2003, respectively. Such benefits are credited to additional paid-in-capital.

     The Company applies the provisions of APB Opinion No. 25 in accounting for its employee stock option and stock purchase plans and, accordingly, no compensation cost has been recognized for these plans in the financial statements. Had the Company determined compensation cost for these two plans based on the fair value method as defined in SFAS No. 123, the impact on the Company's net earnings on a pro forma basis is indicated below:

                                   Three Months Ended  Six Months Ended
                                        June 30,	  June 30,
                                   ------------------  ----------------
                                      2004    2003      2004    2003
                                   ------------------  ----------------
Net earnings, as reported           $ 98.3  $ 86.4     $185.6  $160.3
   Add: Restricted stock-based
    compensation Under APB 25          3.0     4.1        9.5     8.6
   Deduct: Total stock-based
    compensation expense determined
    under the fair value method for
    all awards, net of related tax
    effects                           (9.1)  (10.7)     (21.7)  (21.7)
                                     -----   -----      -----   -----
Pro forma net income                $ 92.2  $ 79.8     $173.4  $147.2
                                     =====   =====      =====   =====
Basic earnings per
  common share    As reported          0.70    0.60       1.32    1.10
                  Pro forma            0.66    0.55       1.23    1.01

Diluted earnings per
  common share    As reported          0.70    0.60       1.30    1.10
                  Pro forma            0.65    0.55       1.22    1.01


4.   STOCK REPURCHASE PROGRAM

On December 17, 2003, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the first quarter of 2004. During the first six months of 2004, the Company purchased approximately 4.6 million shares of its common stock totaling $182.1 with cash flow from operations. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

5.   SENIOR CREDIT FACILITIES

     On January 13, 2004, the Company entered into a new $150.0 364-day revolving credit facility with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions to replace the existing $150.0 364-day revolving credit facility, which had terminated. The $200.0 three-year revolving

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

credit facility was amended on January 14, 2003 and expires on February 18, 2005. These credit facilities bear interest at varying rates based upon the Company's credit rating with Standard & Poor's Ratings Services. There were no balances outstanding on the Company's senior credit facilities at June 30, 2004.

     The senior credit facilities are available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments, and acquisitions. The agreements contain certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The covenants also limit the payment of dividends. The Company is in compliance with all covenants at June 30, 2004.

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

     Based upon independent appraisals, these embedded derivatives had no fair market value at June 30, 2004 and 2003.

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

     The following unaudited pro forma combined financial information for the six months ended June 30, 2003 assumes that the DIANON acquisition, which was closed by the Company on January 17, 2003, was acquired on January 1, 2003:

                                                   Six Months Ended
                                                    June 30, 2003
                                                   ----------------
Net sales                                              $1,463.9
Net earnings                                              160.4

Diluted earnings
   per common share                                    $   1.10

8.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill (net of accumulated amortization) for the six-month period ended June 30, 2004 and for the year ended December 31, 2003 are as follows:
                                 June 30, 2004     December 31, 2003
                                 -------------     -----------------
Balance as of January 1           $ 1,285.9           $   910.1
Goodwill acquired during
   the period                          18.8               388.7
Adjustments to goodwill                 1.2               (12.9)
                                   --------            --------
Balance at end of period          $ 1,305.9           $ 1,285.9
                                   ========            ========

The components of identifiable intangible assets are as follows:

                         June 30, 2004            December 31, 2003
                    -----------------------   -----------------------
                     Gross                     Gross
                    Carrying   Accumulated    Carrying   Accumulated
                     Amount    Amortization    Amount    Amortization
                    -----------------------   -----------------------
Customer lists      $  596.1    $  132.8      $  582.5    $  118.1
Patents, licenses
  and technology        67.7        14.5          67.2        11.1
Non-compete
  agreements            25.4        19.2          23.0        18.1
Trade name              49.5         5.2          49.6         3.6
                     -------     -------       -------     -------
                    $  738.7    $  171.7      $  722.3    $  150.9
                     =======     =======       =======     =======

     Amortization of intangible assets for the six month and three month periods ended June 30, 2004 was $20.8 and $10.5, respectively, and $18.0 and $9.5 for the six month and three month periods ended June 30, 2003. Amortization expense for the net carrying amount of intangible assets is estimated to be $21.0 for the remainder of fiscal 2004, $42.3 in fiscal 2005, $40.9 in fiscal 2006, $39.4 in fiscal 2007, and $37.2 in fiscal 2008.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

9. RESTRUCTURING RESERVES

     The following represents the Company's restructuring activities for the period indicated:
                                                Lease and
                                 Severance   Other Facility
                                  Costs          Costs           Total
                                 ---------   --------------    --------
Balance at December 31, 2003       $ 4.0           $26.8          $30.8
  Cash payments                     (1.3)           (2.9)          (4.2)
  Reclassifications non-cash items    --            (1.7)          (1.7)
  Acquisition integration            1.2             2.7            3.9
                                    ----            ----           ----
Balance at June 30, 2004           $ 3.9           $24.9          $28.8
                                    ====            ====           ====

Current                                                           $14.3
Non-current                                                        14.5
                                                                   ----
                                                                  $28.8
                                                                   ====
10. COMMITMENTS AND CONTINGENCIES

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

     On June 24, 2003, the Company and certain of its executive officers were sued in the United States District Court for the Middle District of North Carolina in the first of a series of putative shareholder class actions alleging securities fraud. Since that date, at least five other complaints containing substantially identical allegations have been filed against the Company and certain of the Company's executive officers. Each of the complaints alleges that the defendants violated the federal securities laws by making material misstatements and/or omissions that caused the price of the Company's stock to be artificially inflated between February 13 and October 3, 2002. The plaintiffs seek certification of a class of substantially all persons who purchased shares of the Company's stock during that time period and unspecified monetary damages. These six cases have been consolidated and will proceed as a single case. The defendants deny any liability and intend to defend the case vigorously. The plaintiffs have recently filed a consolidated amended complaint. On July 16, 2004, the defendants filed a motion to dismiss this complaint and continue to defend the case vigorously. At this time, it is premature to make any assessment of the potential outcome of the cases or whether they could have a material adverse effect on the Company's financial condition.

     The Company is the appellant in a patent case originally filed in the United States District Court for the District of Colorado.

     LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

The Company has disputed liability and contested the case vigorously. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorneys fees payable by the Company of approximately $7.8 million. The Company appealed the case to the United States Court of Appeals for the Federal Circuit. On June 8, 2004, that Court affirmed the judgment against the Company. On June 22, 2004 the Company filed a request for rehearing of the decision. The Company plans to continue to vigorously contest the Judgment until it exhausts all reasonable appellate rights. The Company has recorded a reserve for this potential settlement.

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

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At June 30, 2004 and 2003, the Company had provided letters of credit aggregating approximately $52.9 and $46.1 respectively, primarily in connection with certain insurance programs.

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

     The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

                                         Three Months         Six Months
                                        Ended June 30,       Ended June 30,
                                      -----------------    -----------------
                                        2004      2003       2004      2003
                                      -----------------    -----------------
Components of net periodic
  benefit cost
Service Cost                          $  3.6    $  3.1     $  6.8    $  6.2
Interest Cost                            3.2       3.2        6.3       6.4
Expected return on plan assets          (4.2)     (3.2)      (7.9)     (6.4)
Net amortization and deferral            0.4       0.9        0.8       1.8
                                       -----     -----      -----     -----
Net periodic pension cost             $  3.0    $  4.0     $  6.0    $  8.0
                                       =====     =====      =====     =====

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

     The Company assumed obligations under a subsidiary's postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company's policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

                                         Three Months         Six Months
                                        Ended June 30,       Ended June 30,
                                       ---------------      ----------------
                                        2004      2003       2004      2003
                                       ---------------      ----------------
Components of post retirement
  benefit expense
Service Cost                          $  0.3    $  0.2     $  0.5   $   0.4
Interest Cost                            0.8       0.8        1.8       1.6
Net amortization and deferral           (0.5)     (0.5)      (1.0)     (1.0)
Amortization of actuarial loss           0.3       0.2        0.7       0.4
                                       -----     -----      -----    ------
Postretirement benefit expense        $  0.9    $  0.7     $  2.0   $   1.4
                                       =====     =====      =====    ======

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $34.6 to its defined pension plan in 2004. As of June 30, 2004, $20.6 of contributions have been made. The Company presently anticipates contributing an additional $14.0 to fund its pension plan in 2004 for a total of $34.6.

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

20.liabilities that result from the inability to comply with new
Corporate governance requirements; and

21.compliance by the Company with the Sarbanes-Oxley Act of 2002, including Section 404 of that Act which requires management to report on, and our independent registered public accounting firm to attest to and report on, our internal controls, will require management to devote substantial time and attention, which could prove to be disruptive to product development and licensing, marketing and other business activities and will require additional legal, accounting and other expenses to implement the requirements of these new rules.

RESULTS OF OPERATIONS

     As discussed in the Company's Annual Report for the year ended December 31, 2003, the Company acquired DIANON Systems, Inc. on January 17, 2003. All dollar amounts are in millions.

Three Months ended June 30, 2004 compared with Three Months ended
June 30, 2003.

     Net sales for the three months ended June 30, 2004 were $784.3 an increase of $40.6, or approximately 5.5%, from $743.7 for the comparable 2003 period. The sales increase is a result of an increase of approximately 5.0% in volume (primarily volume growth in genomic and esoteric testing of approximately 10% as well as volume growth of approximately 4% in the base business). Price increased by approximately 0.5% for the quarter.

     Cost of sales, which includes primarily laboratory and distribution costs, was $444.6 for the three months ended June 30, 2004 compared to $427.2 in the corresponding 2003 period, an increase of $17.4, or 4.1%. The increase in cost of sales is primarily the result of increases in volume discussed above. Cost of sales as a percentage of net sales was 56.7% for the three months ended June 30, 2004 and 57.4% in the corresponding 2003 period. Cost of sales as a percentage of sales was impacted by the Company's ongoing cost reduction programs.

     Selling, general and administrative expenses increased to $165.0 for the three months ended June 30, 2004 from $164.1 in the same period in 2003. As a percentage of net sales, selling, general and administrative expenses were 21.0% and 22.1% for the three months ended June 30, 2004 and 2003, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is a result of realized synergies from the Dynacare and DIANON acquisitions, as well as a reduced effective bad debt expense rate, resulting from improved billing performance.

     The amortization of intangibles and other assets was $10.5 and $9.5 for the three months ended June 30, 2004 and 2003. The increase in the amortization expense for the three months ended
June 30, 2004 is a result of small acquisitions.

     Interest expense was $9.3 for the three months ended June 30, 2004 compared with $10.0 for the same period in 2003. This decrease was a direct result of debt reductions following the Company's financing of the DIANON acquisition in 2003.

     Income from equity investments was $12.1 for the three months ended June 30, 2004 compared with $11.3 for the same period in 2003. This income represents the Company's ownership share in equity affiliates acquired as part of the Dynacare acquisition on July 25, 2002. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

     The provision for income taxes as a percentage of earnings before taxes was 41.0% for the three month periods June 30, 2004 and 2003.

Six Months ended June 30, 2004 compared with Six Months ended June
30, 2003.

     Net sales for the six months ended June 30, 2004 were $1,536.8, an increase of $80.9, or 5.6%, from $1,455.9 for the same period in 2003. The sales increase is a result of an increase in volume (primarily volume growth in genomic and esoteric testing of approximately 10% as well as volume growth of approximately 5% in the base business). Price was essentially flat for the first six months.

     Cost of sales, which includes primarily laboratory and distribution costs, was $879.5 for the six months ended June 30, 2004 compared to $842.9 for the same period of 2003, an increase of $36.6, or 4.3%. The increase in cost of sales is primarily the result of increases in volume discussed above. Cost of sales as a percentage of net sales was 57.2% for the six months ended June 30, 2004 and 57.9% for the same period in 2003. Cost of sales as a percentage of sales was impacted by the Company's ongoing cost reduction programs.

     Selling, general and administrative expenses increased to $328.0 for the six months ended June 30, 2004 from $327.4 for the same period in 2003. As a percentage of net sales, selling, general and administrative expenses were 21.3% and 22.5% for the three months ended June 30, 2004 and 2003, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is a result of realized synergies from the Dynacare and DIANON acquisitions, as well as a reduced effective bad debt expense rate, resulting from improved billing performance.

     The amortization of intangibles and other assets was $20.8 and $18.0 for the six months ended June 30, 2004 and 2003. The increase in the amortization expense for the six months ended June 30, 2004 is a result of small acquisitions.

     Interest expense was $18.6 for the six months ended June 30, 2004 compared with $21.4 for the same period in 2003. This decrease was a direct result of debt reductions following the Company's financing of the DIANON acquisition in 2003.

     The provision for income taxes as a percentage of earnings before taxes was 41.0% for the six months ended June 30, 2004 compared to 40.8% for the six months ended June 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $294.3 and $258.2 for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase in cash flows from operations primarily resulted from improved earnings, the expansion of the business through acquisitions, and the improvement of the Company's accounts receivable days' sales oustanding ("DSO") to 52 days at June 30, 2004 from 54 days at June 30, 2003.

     Capital expenditures were $42.6 and $37.4 at June 30, 2004 and 2003, respectively. The Company expects total capital expenditures of approximately $90.0 to $100.0 in 2004. These expenditures are intended to continue to improve information systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations.

On December 17, 2003, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the first quarter of 2004. During the first six months of 2004, the Company purchased approximately 4.6 million shares of its common stock totaling $182.1 with cash flow from operations. It is the Company's intention to fund future purchases of its common stock with cash flow from operations.

     Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

CONTRACTUAL CASH OBLIGATIONS

                      Payments Due by Period at June 30, 2004
                      ---------------------------------------
                      < 1 Yr    1-3 Yrs   3-5 Yrs    > 5 Yrs
                      ---------------------------------------
Capital lease
  obligations         $  1.4   $  2.5    $  1.2     $   --
Operating leases        57.5     75.3      34.1       25.3
Restructuring
  obligations            2.3      6.4       5.9        6.4
Contingent future
  licensing payments(a)  9.7     31.1      19.0        0.4
Royalty payments         0.3      1.8       2.0         --
5 1/2% Senior Notes       --       --        --      350.0
Zero Coupon-
  Subordinated Notes   530.5(b)    --        --         --
                       -----    -----     -----      -----
  Total contractual
    Cash obligations  $601.7   $117.1    $ 62.2     $382.1
                       =====    =====     =====      =====

(a) Contingent future licensing payments will be made in the event that certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b) Holders of the zero coupon-subordinated notes may require the Company to purchase all or a portion of their notes on September 11, 2004, 2006 and 2011 at prices ranging from $712.97 to $819.54 per note. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. If the holders elect to require the Company to purchase their notes, it is the Company's current intention to retire the notes by a cash payment.
However, future market conditions are subject to change.
Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary.

EITF NO 04-8 "THE EFFECT OF CONTINGENTLY CONVERTIBLE DEBT ON DILUTED EARNINGS PER SHARE"

     In July 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board provided a tentative conclusion on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Under the EITF's tentative conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. Historically the Company has followed the guidance of paragraph 30 of SFAS No. 128, "Earnings Per Share", and excluded these contingently convertible shares from its calculations of diluted earnings per share. If a final consensus is reached in support of the tentative EITF conclusion, the Company would be required to adopt the provisions of EITF No 04-8 for its zero coupon-subordinated notes for periods ending after December 15, 2004, including the retroactive restatement of all diluted earnings per share calculations for all periods presented. The EITF Issue No 04-8 is currently subject to a comment period and the EITF will review the comments at its September 2004 meeting. Based on a review of the provisions of the Issue No 04-8, the Company has determined that the adoption would result in the reduction of its diluted earnings per share. Using the "if converted" method as if the zero coupon-subordinated notes had been converted as of January 1, 2004, diluted income per share of common stock from continuing operations would have been reduced by approximately $0.03, to $0.67; and by $0.06, to $1.24; for the three and six months ended June 30, 2004, respectively. However, the exact amount of dilution cannot be determined until final guidance is provided by the EITF.



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

     Based upon independent appraisals, these embedded derivatives had no fair value at June 30, 2004.

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

     There were no significant changes in the Company's internal controls or in other factors that could adversely affect the internal controls as of the end of the second fiscal quarter.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           See "Note 10 to the Company's Unaudited Condensed
           Consolidated Financial Statements" for the three months ended June 30, 2004, which is incorporated by reference.

Item 2.   Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities

(e) Issuer Purchases of Equity Securities (Dollars and Shares in millions except per share amounts)

                                                  Total Number
                                               Of Shares        Maximum
                                    Average   Repurchased     Dollar Value
                         Total       Price     as Part of      of Shares
                         Number      Paid       Publicly     that May Yet Be
                        of Shares     Per      Announced    Repurchased Under
                       Repurchased   Share      Program        the Program
                       ----------- ---------  -----------   -----------------
January 1-January 31       0.3      $38.317        0.3           $239.5
February 1-February 29     0.4       38.872        0.7            223.2
March 1-March 31           1.0       38.562        1.7            183.4
April 1-April 30           0.9       39.623        2.6            149.2
May 1-May 31               1.0       39.787        3.6            109.7
June 1-June 30             1.0       41.444        4.6             67.9
                        ------       ------     ------           ------
Total                      4.6       39.675        4.6             67.9
                        ======       ======     ======           ======

On December 17, 2003, the Company's Board of Directors authorized and announced stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the first quarter of 2004.

Item 4.   Submission of Matters to a Vote of Security Holders

     The following votes were provided by American Stock Transfer
& Trust Company in their proxy tabulation reports dated May 13, 2004:

Total outstanding shares of Laboratory Corporation
of America Holdings(NEW):                           143,014,042
Total shares voted                                  128,995,046

                                          Votes         Authority
                                           For          Withheld
                                       -----------     -----------
Election of the members
of the Board of Directors:
           Thomas P. Mac Mahon         127,736,466      1,258,580
           Jean-Luc Belingard          128,274,491        720,555
           Wendy E. Lane               126,998,863      1,996,183
           Robert E. Mittelstaedt, Jr. 128,296,535        698,511
           Andrew G. Wallace, MD       128,252,670        742,376
           M. Keith Weikel             128,296,529        698,517
           Craig M. Watson             128,295,455        699,591

Item 4.     Submission of Matters to a Vote of
               Security Holders- Continued

                                Votes       Votes     Votes    Broker
                                 For       Against  Abstained Non-Votes
                              ----------- --------- --------- ---------
Approval of the Amendments
To the Laboratory Corporation
of America Holdings 1997
Employee Stock Purchase Plan  100,350,134 1,534,136 331,706  26,779,070

Ratification of the
appointment of
PricewaterhouseCoopers LLP
as the Company's independent
accountants for the fiscal
year ending December 31, 2004 127,496,560 1,215,663 282,823       --


Total outstanding shares of Laboratory Corporation
of America Holdings (OLD):                                   40,863
Total shares voted                                            4,722

                                            Votes          Votes
                                             For          Withheld
                                          ---------       ---------
Election of the members
of the Board of Directors:
           Thomas P. Mac Mahon               4,622              100
           Jean-Luc Belingard                4,722                0
           Wendy E. Lane                     4,722                0
           Robert E. Mittelstaedt, Jr.       4,722                0
           Andrew G. Wallace, MD             4,722                0
           M. Keith Weikel                   4,722                0
           Craig M. Watson                   4,722                0

                                    Votes        Votes         Votes
                                     For         Against     Abstained
                                   ------       --------     ---------
Approval of the Amendment to the
Laboratory Corporation of America
Holdings 1997 Employee Stock
Purchase Plan                       3,285           0         1,437

Ratification of the appointment of
PricewaterhouseCoopers LLP as the
Company's independent accountants
for the fiscal year ending
December 31, 2004:                  3,285           0         1,437

Item 4.     Submission of Matters to a Vote of
               Security Holders- Continued


     In addition, certain shares of National Health Laboratories
Holdings Inc. (NHL) which have not been converted to Company shares were eligible to vote at the annual meeting and were voted as follows:

Total outstanding NHL shares:                                116
Total shares voted:                                            5


                                            Votes          Votes
                                             For          Withheld
                                           --------       --------
Election of the members
of the Board of Directors:
          Thomas P. Mac Mahon                   5              0
          Jean-Luc Belingard                    5              0
          Wendy E. Lane                         5              0
          Robert E. Mittelstaedt, Jr.           5              0
          Andrew G. Wallace, MD                 5              0
          M. Keith Weikel                       5              0
          Craig M. Watson                       5              0

                                    Votes        Votes         Votes
                                     For         Against     Abstained
                                   -------       -------     ---------
Approval of the Amendment to the
Laboratory Corporation of America
Holdings 1997 Employee
Stock Purchase Plan                   5             0            0

Ratification of the appointment of
PricewaterhouseCoopers LLP as the
Company's independent accountants
for the fiscal year ending
December 31, 2004:                    5             0            0

Item 5. Other Information

Senior Executive Transition Policy

In April 2004, the Compensation Committee recommended to the Board of Directors, and the Board adopted, a Senior Executive Transition
Policy (the "Policy").

An Executive Officer is eligible for benefits under this Policy if:
(1) he or she held office as the President/CEO or an Executive Vice President on or after April 1, 2004; (2) at the time of his or her voluntary termination, has been an Executive Vice President or President/CEO of LabCorp for at least five years; (3) has been credited with at least 10 years of service under the LabCorp Employees' Retirement Savings Plan at their termination date; and (4) has entered into a non-competition agreement with the Company within 30 days of the adoption of the Policy or his or her appointment as an Executive Vice President or President/CEO. If a qualifying executive resigns before attaining age 65, the departed executive's restricted stock and stock option awards will continue to vest and be exercisable on the same terms as if the executive had continued his or her employment with LabCorp. The benefits of the Policy will be available only if the executive officer complies with the terms of the Policy regarding (a) minimizing any possible adverse effect on shareholders of his or her announcement of and statements regarding, a decision or intention to terminate employment before age 65; (b) the reasonableness of the period between his or her announcement of a decision or intention to retire and the announced and/or actual termination date; and (c) compliance with an individualized plan to be developed by the Board of Directors for the transition of his or her duties to others, including a successor.

Each of the Company's Executive Officers as of the adoption of the policy entered into a non-competition agreement with the Company within the time periods set forth above.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.1  Laboratory Corporation of America Holdings Senior Executive
      Transition Policy

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

August 4, 2004