Form 10-Q
period 2004-11-01
LABORATORY CORP OF AMERICA HOLDINGS
filed 2004-11-01
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-11353

LABORATORY CORPORATION OF AMERICA HOLDINGS (Exact name of registrant as specified in its charter)

Delaware	13-3757370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

358 South Main Street, Burlington, North Carolina	27215

(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (336) 229-1127

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐ .

The number of shares outstanding of the issuer's common stock is 138,333,416 shares, net of treasury stock as of October 29, 2004.

INDEX

PART I. Financial Information

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets (unaudited) September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations (unaudited) Three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited) Nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2004 and 2003

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

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$213.7	$103.0
Short term investments	20.0	20.0
Accounts receivable, net	451.0	432.5
Supplies inventories	51.9	47.0
Prepaid expenses and other	26.6	36.3
Deferred income taxes	0.1	19.1

Total current assets	763.3	657.9

Property, plant and equipment, net	347.9	361.3
Goodwill	1,305.4	1,285.9
Intangible assets, net	558.4	571.4
Investments in equity affiliates	522.6	505.3
Other assets, net	29.2	33.1

	$3,526.8	$3,414.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80.1	$73.0
Accrued expenses and other	172.0	161.1
Zero coupon-subordinated notes	--	523.2
Current portion of long-term debt	0.3	0.3

Total current liabilities	252.4	757.6

Zero coupon-subordinated notes	531.0	--
5 1/2% senior notes	353.5	353.8
Long-term debt, less current portion	2.0	2.5
Capital lease obligations	3.3	4.4
Deferred income taxes	293.3	273.4
Other liabilities	116.4	127.3

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 30,000,000 shares authorized;
shares issued: none	--	--
Common stock, $0.10 par value; 265,000,000 shares authorized;
150,042,689 and 148,855,110 shares issued and outstanding
at September 30, 2004 and December 31, 2003, respectively	15.0	14.9
Additional paid-in capital	1,477.4	1,440.9
Retained earnings	865.3	587.1
Treasury stock, at cost; 11,880,653 shares
and 5,521,620 shares at September 30, 2004
and December 31, 2003, respectively	(416.0)	(159.3)
Unearned restricted stock compensation	(10.5)	(22.4)
Accumulated other comprehensive gain(loss)	43.7	34.7

Total shareholders' equity	1,974.9	1,895.9

	$3,526.8	$3,414.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net sales	$781.5	$752.0	$2,318.3	$2,207.9
Cost of sales	455.6	441.1	1,335.1	1,284.0

Gross profit	325.9	310.9	983.2	923.9

Selling, general and
and administrative expenses	162.2	162.7	490.2	490.1
Amortization of intangibles
and other assets	10.9	9.5	31.7	27.5
Restructuring and other
special charges	--	3.3	--	3.3

Operating income	152.8	135.4	461.3	403.0

Other income (expenses):
Interest expense	(9.0)	(9.5)	(27.6)	(30.9)
Income from equity
investments, net	12.9	11.5	37.6	32.6
Investment income	1.0	0.1	1.9	4.8
Other, net	(0.7)	(0.3)	(1.6)	(0.6)

Earnings before income taxes	157.0	137.2	471.6	408.9

Provision for income taxes	64.4	54.1	193.4	165.5

Net earnings	$92.6	$83.1	$278.2	$243.4

Basic earnings per
common share	$0.67	$0.58	$1.99	$1.68

Diluted earnings per
common share	$0.66	$0.58	$1.97	$1.67

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS AND SHARES IN MILLIONS)
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings

PERIOD ENDED SEPTEMBER 30, 2003
Balance at beginning of year	147.8	$14.8	$1,406.5	$266.1
Comprehensive earnings:
Net earnings	--	--	--	243.4
Other comprehensive loss:
Foreign currency translation
adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	0.8	--	14.3	--
Issuance of restricted stock
awards	--	--	0.2	--
Amortization of unearned
restricted stock compensation	--	--	--	--
Income tax benefit from stock
options exercised	--	--	4.2	--
Assumption of vested stock
options in connection with
acquisition	--	--	8.5	--
Surrender of restricted stock
awards	--	--	(1.0)	--
Purchase of common stock	--	--	--	--

BALANCE AT SEPTEMBER 30, 2003	148.6	$14.8	$1,432.7	$509.5

PERIOD ENDED SEPTEMBER 30, 2004
Balance at beginning of year	148.9	$14.9	$1,440.9	$587.1
Comprehensive earnings:
Net earnings	--	--	--	278.2
Other comprehensive loss:
Foreign currency translation
adjustments	--	--	--	--
Tax effect of other
comprehensive loss
adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	1.1	0.1	29.5	--
Issuance of restricted stock
awards	--	--	0.7	--
Amortization of unearned
restricted stock compensation	--	--	--	--
Income tax benefit from stock
options exercised	--	--	6.4	--
Surrender of restricted stock
awards	--	--	(0.1)	--
Purchase of common stock	--	--	--	--

BALANCE AT SEPTEMBER 30, 2004	150.0	$15.0	$1,477.4	$865.3

(continued)

(5)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
(DOLLARS AND SHARES IN MILLIONS)
(Unaudited)

		Unearned	Accumulated
		Restricted	Other	Total
	Treasury	Stock	Comprehensive	Shareholders'
	Stock	Compensation	Loss	Equity

PERIOD ENDED SEPTEMBER 30, 2003
Balance at beginning of year	$(4.4)	$(41.4)	$(29.9)	$1,611.7
Comprehensive earnings:
Net earnings	--	--	--	243.4
Other comprehensive loss:
Foreign currency
translation adjustments	--	--	69.5	69.5
Tax effect of other
comprehensive loss
adjustments	--	--	(27.5)	(27.5)

Comprehensive earnings				285.4
Issuance of common stock				14.3
Issuance of restricted stock
awards	--	(0.2)	--	--
Amortization of unearned
restricted stock compensation	--	13.0	--	13.0
Income tax benefit from stock
options exercised	--	--	--	4.2
Assumption of vested stock
options in connection with
acquisition	--	--	--	8.5
Surrender of restricted stock
awards	(4.8)	1.0	--	(4.8)
Purchase of common stock	(150.1)	--	--	(150.1)

BALANCE AT SEPTEMBER 30, 2003	$(159.3)	$(27.6)	$12.1	$1,782.2

PERIOD ENDED SEPTEMBER 30, 2004
Balance at beginning of year	$(159.3)	$(22.4)	$34.7	$1,895.9
Comprehensive earnings:
Net earnings	--	--	--	278.2
Other comprehensive loss:
Foreign currency translation
adjustments	--	--	15.3	15.3
Tax effect of other
comprehensive loss
adjustments	--	--	(6.3)	(6.3)

Comprehensive earnings				287.2
Issuance of common stock	--	--	--	29.6
Issuance of restricted stock
awards	--	(0.7)	--	--
Amortization of unearned
restricted stock compensation	--	12.5	--	12.5
Income tax benefit from stock
options exercised	--	--	--	6.4
Surrender of restricted stock
awards	(6.7)	0.1	--	(6.7)
Purchase of common stock	(250.0)	--	--	(250.0)

BALANCE AT SEPTEMBER 30, 2004	$(416.0)	$(10.5)	$43.7	$1,974.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(6)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(Unaudited)

	Nine Months Ended September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$278.2	$243.4
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	104.9	100.9
Stock compensation	12.5	13.0
Loss(gain) on sale of assets	0.9	(0.1)
Accreted interest on zero coupon-
subordinated notes	7.9	7.7
Cumulative earnings in excess of
Distributions from equity affiliates	(1.5)	(2.9)
Deferred income taxes	42.6	68.7
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable, net	(18.5)	(20.3)
Increase in inventories	(4.3)	(1.7)
(Increase)decrease in prepaid expenses
and other	9.7	(1.3)
Increase(decrease) in accounts payable	7.1	(12.1)
Increase(decrease) in accrued expenses
and other assets and liabilities	(8.0)	24.8

Net cash provided by operating activities	431.5	420.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59.1)	(60.4)
Proceeds from sale of assets	1.6	0.7
Deferred payments on acquisitions	(5.8)	(13.9)
Proceeds from sale of marketable securities	--	50.4
Distributions from equity affiliates in
excess of cumulative earnings	--	1.9
Acquisition of licensing technology	(1.5)	(15.0)
Acquisition of businesses, net of
cash acquired	(34.6)	(641.1)
Purchase of short-term investments	(35.0)	--
Net proceeds from short-term investments	35.0	--

Net cash used for investing activities	(99.4)	(677.4)

(continued)

(7)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(Unaudited)

	Nine Months Ended September 30,

	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	$--	$350.0
Payments on bridge loan	--	(350.0)
Proceeds from revolving credit facilities	--	265.0
Payments on revolving credit facilities	--	(240.0)
Proceeds from senior note offering	--	350.0
Payments on other long-term debt	(0.5)	(0.5)
Termination of interest rate swap agreements	--	5.3
Debt issuance costs	--	(7.3)
Payments on long-term lease obligations	(1.1)	(1.0)
Purchase of common stock	(250.0)	(154.9)
Net proceeds from issuance of stock to employees	29.5	14.3

Net cash (used)provided by financing activities	(222.1)	230.9

Effect of exchange rate changes on cash and cash equivalents	0.5	--

Net increase(decrease) in cash and cash equivalents	110.7	(26.4)
Cash and cash equivalents at beginning of period	103.0	56.4

Cash and cash equivalents at end of period	$213.7	$30.0

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$19.3	$3.4
Income taxes, net of refunds	87.0	76.8

Disclosure of non-cash financing and investing activities:
Issuance of restricted stock awards	0.7	0.2
Surrender of restricted stock awards	6.7	--
Assumption of vested stock options	--	8.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(8)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

        The condensed consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its wholly owned subsidiaries (the “Company”) after elimination of all material intercompany accounts and transactions. On January 17, 2003, the Company completed the acquisition of DIANON Systems, Inc., (DIANON) a leading U.S. provider of anatomic pathology and oncology testing services. Disclosure of certain business combination transactions is included in Note 7 – Business Acquisition. The Company operates in one business segment.

        The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in “Accumulated other comprehensive earnings(loss)".

        The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

        The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2003 annual report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

2. EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s restricted stock awards and outstanding stock options.

(9)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Basic	138,662,464	143,459,010	140,164,210	144,628,024
Assumed conversion/
exercise of:
Stock options	743,040	495,472	783,379	413,218
Restricted stock awards	474,981	412,503	542,882	360,271

Diluted	139,880,485	144,366,985	141,490,471	145,401,513

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Stock Options	1,428,522	3,884,584	1,471,092	4,328,634

        The Company’s zero coupon-subordinated notes are contingently convertible into 9,977,634 shares of common stock and are not currently included in the diluted earnings per share calculation because these notes were not convertible according to their terms at September 30, 2004. Holders of the zero coupon-subordinated notes may require the Company to purchase all or a portion of their notes on September 11, 2006 and 2011 at prices ranging from $712.97 to $819.54 per note. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. If the holders elect to require the Company to purchase their notes, it is the Company’s current intention to retire the notes by a cash payment. However, future market conditions are subject to change. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary.

3. STOCK COMPENSATION PLANS

        During February 2004, the Company granted 1,738,800 options at a price of $39.00 under its 2000 Stock Incentive Plan.

        During March 2004, the Company recorded aggregate awards of 11,329 shares of restricted stock at a weighted average price of $35.29 to one of the principals in the Company’s research and development joint venture and a non-employee director under its 2000 Stock Incentive Plan.

(10)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        During May 2004, the Company made awards of 7,728 shares of restricted stock and 11,904 options to its non-employee directors at a price of $38.80 under its 2000 Stock Incentive Plan.

        During August 2004, the Company made awards of 1,010 shares of restricted stock and 1,556 options to a non-employee director at a price of $39.16 under its 2000 Stock Incentive Plan.

        During August 2004, the Company granted 5,000 options at a price of $40.50 under its 2000 Stock Incentive Plan.

        The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable by $6.4 and $4.2 for the nine months ended September 30, 2004 and 2003, respectively. Such benefits are credited to additional paid-in-capital.

        The Company applies the provisions of APB Opinion No. 25 in accounting for its employee stock option and stock purchase plans and, accordingly, no compensation cost has been recognized for these plans in the financial statements. Had the Company determined compensation cost for these two plans based on the fair value method as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 "Accounting for Stock-Based Compensation", the impact on the Company’s net earnings on a pro forma basis is indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net earnings, as reported	$92.6	$83.1	$278.2	$243.4
Add: Restricted stock-based compensation Under APB 25	3.0	4.4	12.6	13.0
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(9.1)	(11.0)	(30.9)	(32.6)

Pro forma net income	$86.5	$76.5	$259.9	$223.8

Basic earnings per common share As reported	0.67	0.58	1.99	1.68
Pro forma	0.62	0.53	1.85	1.55
Diluted earnings per common share As reported	0.66	0.58	1.97	1.67
Pro forma	0.62	0.53	1.84	1.54

4. STOCK REPURCHASE PROGRAM

        On December 17, 2003, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the first quarter of 2004. During the first nine months of 2004, the Company completed this program, purchasing approximately 6.2 million shares of its common stock totaling $250.0 with cash flow from operations.

(11)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        On October 20, 2004, the Company’s Board of Directors authorized and announced a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the fourth quarter of 2004.

5. SENIOR CREDIT FACILITIES

        On January 13, 2004, the Company entered into a new $150.0 364-day revolving credit facility with Credit Suisse First Boston, acting as Administrative Agent, and a group of financial institutions to replace the existing $150.0 364-day revolving credit facility, which had terminated. The $200.0 three-year revolving credit facility was amended on January 14, 2003 and expires on February 18, 2005. These credit facilities bear interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. There were no balances outstanding on the Company’s senior credit facilities at September 30, 2004.

        The senior credit facilities are available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments, and acquisitions. The agreements contain certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The covenants also limit the payment of dividends. The Company is in compliance with all covenants at September 30, 2004.

6. DERIVATIVE FINANCIAL INSTRUMENTS

        Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. Amounts to be paid or received under such agreements are recognized as interest income or expense in the periods in which they accrue.

        The Company’s zero coupon-subordinated notes contain the following three features that are considered to be embedded derivative instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”:

1)	The Company will pay contingent cash interest on the zero coupon subordinated notes after September 11, 2006, if the average market price of the notes equals 120% or more of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for a specified measurement period.

2)	Contingent additional principal will accrue on the zero coupon-subordinated notes during the two-year period from September 11, 2004 to September 11, 2006, if the Company’s stock price is at or below specified thresholds.

3)	Holders may surrender zero coupon-subordinated notes for conversion during any period in which the rating assigned to the zero coupon-subordinated notes by Standard & Poor’s Ratings Services is BB- or lower.

(12)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        Based upon independent appraisals, these embedded derivatives had no fair market value at September 30, 2004 and 2003.

7.     BUSINESS ACQUISITION – DIANON SYSTEMS, INC.

        On January 17, 2003, the Company completed the acquisition of all of the outstanding shares of DIANON Systems, Inc. (DIANON) for $47.50 per share in cash, or approximately $595.6 including transaction fees and expenses, and converted approximately 390,000 vested DIANON employee stock options into approximately 690,000 vested Company options valued at $8.5. The transaction total of approximately $604.5 was funded by a combination of cash on hand, borrowings under the Company’s senior credit facilities and a bridge loan facility.

        The following unaudited pro forma combined financial information for the nine months ended September 30, 2003 assumes that the DIANON acquisition, which was closed by the Company on January 17, 2003, was closed on January 1, 2003:

Nine Months Ended September 30, 2003

Net sales	$2,215.9
Net earnings	243.5

Diluted earnings per common share	$1.67

8. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill (net of accumulated amortization) for the nine-month period ended September 30, 2004 and for the year ended December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003

Balance as of January 1	$1,285.9	$910.1
Goodwill acquired during the period	18.8	388.7
Adjustments to goodwill	0.7	(12.9)

Balance at end of period	$1,305.4	$1,285.9

(13)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

The components of identifiable intangible assets are as follows:

	September 30, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$597.2	$140.5	$582.5	$118.1
Patents, licenses and technology	68.8	16.2	67.2	11.1
Non-compete agreements	25.5	19.8	23.0	18.1
Trade name	49.4	6.0	49.6	3.6

	$740.9	$182.5	$722.3	$150.9

        Amortization of intangible assets for the nine month and three month periods ended September 30, 2004 was $31.7 and $10.9, respectively, and $27.5 and $9.5 for the nine month and three month periods ended September 30, 2003. Amortization expense for the net carrying amount of intangible assets is estimated to be $10.9 for the remainder of fiscal 2004, $42.6 in fiscal 2005, $41.2 in fiscal 2006, $39.6 in fiscal 2007, and $37.4 in fiscal 2008.

9. RESTRUCTURING AND ACQUISITION RESERVES

        The following represents the Company’s restructuring activities for the period indicated:

	Severance Costs	Lease and Other Facility Costs	Total

Balance at December 31, 2003	$4.0	$26.8	$30.8
Cash payments	(2.1)	(3.2)	(5.3)
Reclassifications non-cash items	(1.8)	(2.3)	(4.1)
Acquisition integration	1.2	2.7	3.9

Balance at September 30, 2004	$1.3	$24.0	$25.3

Current			$11.2
Non-current			14.1

			$25.3

10. NEW ACCOUNTING PRONOUNCEMENTS

        In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Under the EITF’s conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether or not the contingency has been met. Historically the Company has followed the guidance of paragraph 30 of SFAS No. 128, “Earnings Per Share”, and excluded contingently convertible shares relating to its zero coupon – subordinated notes from its calculations of diluted

(14)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

earnings per share. The EITF consensus supersedes the accounting under SFAS No. 128 and, accordingly, the Company will be required to adopt the provisions of EITF No 04-8 for its zero coupon-subordinated notes when effective, which is expected to be for year ending December 31, 2004 - including the retroactive restatement of all diluted earnings per share calculations for all periods presented. Based on a review of the provisions of the Issue No 04-8, the Company has determined that the adoption will result in the reduction of its diluted earnings per share. Using the “if converted” method, as if the zero coupon-subordinated notes had been converted as of January 1, 2003, diluted earnings per share would have been reduced by $0.03, to $0.55; and by $0.07, to $1.60; for the three and nine months ended September 30, 2003, respectively. Using the “if converted” method, as if the zero coupon-subordinated notes had been converted as of January 1, 2003, diluted earnings per share would have been reduced by $0.03, to $0.63; and by $0.10, to $1.87; for the three and nine months ended September 30, 2004, respectively.

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

        On June 24, 2003, the Company and certain of its executive officers were sued in the United States District Court for the Middle District of North Carolina in the first of a series of putative shareholder class actions alleging securities fraud. Since that date, at least five other complaints containing substantially identical allegations have been filed against the Company and certain of the Company’s executive officers. Each of the complaints alleges that the defendants violated the federal securities laws by making material misstatements and/or omissions that caused the price of the Company’s stock to be artificially inflated between February 13 and October 3, 2002. The plaintiffs seek certification of a class of substantially all persons who purchased shares of the Company’s stock during that time period and unspecified monetary damages. These six cases have been consolidated and will proceed as a single case. The defendants deny any liability and intend to defend the case vigorously. The plaintiffs have recently filed a consolidated amended complaint. On July 16, 2004, the defendants filed a motion to dismiss the consolidated complaint and continue to defend the case vigorously. At this time, it is premature to make any assessment of the potential outcome of the cases or whether they could have a material adverse effect on the Company’s financial condition.

(15)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        The Company is the appellant in a patent case originally filed in the United States District Court for the District of Colorado. The Company has disputed liability and contested the case vigorously. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8 million. The judgment has been paid and the Company expects the issue relating to attorney’s fees to be resolved in the near future. The Company vigorously contested the judgment and appealed the case to the United States Court of Appeals for the Federal Circuit. On June 8, 2004, that Court affirmed the judgment against the Company. On June 22, 2004 the Company filed a request for rehearing of the decision. On August 5, 2004 the request for rehearing was denied. The Company plans to continue to vigorously contest the Judgment until it exhausts all reasonable appellate rights.

        The Company is a party to two lawsuits involving Chiron Inc. relating to Hepatitis C and HIV testing. Chiron asserts that the Company has infringed on Chiron’s patents in each of these areas. The Company denies liability and intends to contest the suits vigorously. It is premature at this juncture to assess the likely outcome of these matters, or to determine whether they will have a material effect on the Company.

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

(16)

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At September 30, 2004 and 2003, the Company had provided letters of credit aggregating approximately $59.1 and $45.2 respectively, primarily in connection with certain insurance programs.

12. PENSION AND POSTRETIREMENT PLANS

Substantially all employees of the Company are covered by a defined benefit retirement plan (the "Company Plan"). The benefits to be paid under the Company Plan are based on years of credited service and average final compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations.

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

        The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Components of net periodic benefit cost
Service Cost	$3.6	$3.1	$10.4	$9.3
Interest Cost	3.3	3.2	9.6	9.6
Expected return on plan assets	(4.4)	(3.2)	(12.3)	(9.6)
Net amortization and deferral	0.3	0.9	1.1	2.7

Net periodic pension cost	$2.8	$4.0	$8.8	$12.0

(17)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Components of postretirement benefit expense
Service Cost	$0.2	$0.2	$0.7	$0.6
Interest Cost	0.7	0.8	2.5	2.4
Net amortization and deferral	(0.5)	(0.5)	(1.5)	(1.5)
Amortization of actuarial loss	--	0.2	0.7	0.6

Postretirement benefit expense	$0.4	$0.7	$2.4	$2.1

        The Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) which will begin in 2006.

        Laboratory Corporation of America Holdings has concluded that its post-retirement health care plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Act.

        Therefore, the following changes in accounting for this plan have been recognized because of the legislation and in accordance with FASB Staff Position 106-2. Laboratory Corporation of America Holdings has worked with its actuary to analyze the accounting impact of the federal subsidy.

1)	The Company adopted FSP 106-2 retroactively and as such the Accumulated Postretirement Benefit Obligation (APBO) determined as of January 1, 2004 has been reduced by $6.9. This reduction has been recorded as an actuarial gain in accordance with FSP 106-2.

2)	The effect of this gain is to reduce the amortization of unrecognized actuarial loss by $0.3.

3)	The Service Cost component of SFAS106 expense for fiscal 2004 has been reduced by $0.1.

4)	The Interest Cost component of SFAS106 expense for fiscal 2004 has been reduced by $0.2.

5)	In total, for fiscal 2004, the Company’s SFAS106 net periodic postretirement benefit expense has been reduced accordingly by $0.6.

        Laboratory Corporation of America Holdings will continue to review all interpretive guidance and regulations issued by HHS and may modify its plans once further guidance is available.

(18)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $34.6 to its defined pension plan in 2004. As of September 30 2004, $42.6 of contributions have been made. The Company presently anticipates contributing an additional $17.0 to fund its pension plan in 2004 for a total of $59.6.

(19)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company’s other public filings, press releases and discussions with Company management, including:

1.	changes in federal, state, local and third party payor regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing;

2.	adverse results from investigations of clinical laboratories by the government, which may include significant monetary damages and/or exclusion from the Medicare and Medicaid programs;

3.	loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid or other federal, state or local agencies;

4.	failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act which may result in penalties and loss of licensure;

5.	failure to comply with HIPAA, which could result in significant fines;

6.	failure of third party payors to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, could result in an interruption in the Company’s cash flow;

7.	increased competition, including price competition;

8.	changes in payor mix, including an increase in capitated managed-cost health care;

9.	failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

(20)

10.	failure to integrate newly acquired businesses and the cost related to such integration;

11.	adverse results in litigation matters;

12.	inability to attract and retain experienced and qualified personnel;

13.	failure to maintain the Company’s days sales outstanding levels;

14.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

15.	ailure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

16.	inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursements for such tests, which could result in impairment in the value of certain capitalized licensing costs;

17.	inability to obtain and maintain adequate patent and other proprietary rights protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

18.	the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

19.	failure in the Company’s information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology and connectivity requirements;

20.	liabilities that result from the inability to comply with new Corporate governance requirements; and

21.	compliance by the Company with the Sarbanes-Oxley Act of 2002, including Section 404 of that Act which requires management to report on, and our independent registered public accounting firm to attest to and report on, our internal controls, will require management to devote substantial time and attention, which could prove to be disruptive to product development and licensing, marketing and other business activities and will require additional legal, accounting and other expenses to implement the requirements of these new rules.

(21)

RESULTS OF OPERATIONS

        As discussed in the Company’s Annual Report for the year ended December 31, 2003, the Company acquired DIANON Systems, Inc. on January 17, 2003. Operating results for the three months and nine months ended September 30, 2004 were negatively impacted by severe weather in Florida, Louisiana, Alabama, Georgia, and the Carolinas. All dollar amounts are in millions.

Three Months ended September 30, 2004 compared with Three Months ended September 30, 2003.

        Net sales for the three months ended September 30, 2004 were $781.5 an increase of $29.5, or approximately 3.9%, from $752.0 for the comparable 2003 period. The sales increase is a result of an increase of approximately 1.8% in volume (primarily volume growth in genomic and esoteric testing of approximately 10% as volume was essentially flat in the core business). Price increased by approximately 2.1% for the quarter. Management estimates that revenue was negatively impacted by approximately $7.5, or 1% during the quarter due to severe weather.

        Cost of sales, which includes primarily laboratory and distribution costs, was $455.6 for the three months ended September 30, 2004 compared to $441.1 in the corresponding 2003 period, an increase of $14.5, or 3.3%. The increase in cost of sales is primarily the result of increases in volume discussed above. Cost of sales as a percentage of net sales was 58.3% for the three months ended September 30, 2004 and 58.7% in the corresponding 2003 period. Cost of sales as a percentage of sales was impacted by the Company’s ongoing cost reduction programs. Gross margin during the quarter was negatively impacted due to severe weather.

        Selling, general and administrative expenses decreased to $162.2 for the three months ended September 30, 2004 from $162.7 in the same period in 2003. As a percentage of net sales, selling, general and administrative expenses were 20.8% and 21.6% for the three months ended September 30, 2004 and 2003, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is a result of realized synergies from the Dynacare and DIANON acquisitions, cost control initiatives, as well as a reduced effective bad debt expense rate, resulting from improved billing and collection performance.

        The amortization of intangibles and other assets was $10.9 and $9.5 for the three months ended September 30, 2004 and 2003. The increase in the amortization expense for the three months ended September 30, 2004 is a result of small acquisitions.

        Interest expense was $9.0 for the three months ended September 30, 2004 compared with $9.5 for the same period in 2003. This decrease was a direct result of debt reductions following the Company’s financing of the DIANON acquisition in 2003.

        Income from equity investments was $12.9 for the three months ended September 30, 2004 compared with $11.5 for the same period in 2003. This income represents the Company’s ownership share in equity affiliates acquired as part of the Dynacare acquisition on July 25, 2002. A significant portion of this income is derived from

(22)

investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 41.0% for the three months ended September 30, 2004 compared to 39.5% for the three months ended September 30, 2003. The increase in the effective tax rate for the three months ended September 30, 2004 is due to a $2.1 state tax recovery during the third quarter of 2003.

Nine Months ended September 30, 2004 compared with Nine Months ended September 30, 2003.

        Net sales for the nine months ended September 30, 2004 were $2,318.3, an increase of $110.4, or 5.0%, from $2,207.9 for the same period in 2003. The sales increase is a result of an increase of approximately 4.2% in volume (primarily volume growth in genomic and esoteric testing of approximately 10% as well as volume growth of approximately 3% in the core business). Price increased by approximately 1% for the first nine months. Management estimates that revenue was negatively impacted by approximately $7.5, or 0.3% during the first nine months due to severe weather.

        Cost of sales, which includes primarily laboratory and distribution costs, was $1,335.1 for the nine months ended September 30, 2004 compared to $1,284.0 for the same period of 2003, an increase of $51.1, or 4.0%. The increase in cost of sales is primarily the result of increases in volume discussed above. Cost of sales as a percentage of net sales was 57.6% for the nine months ended September 30, 2004 and 58.2% for the same period in 2003. Cost of sales as a percentage of sales was impacted by the Company’s ongoing cost reduction programs.

        Selling, general and administrative expenses increased to $490.2 for the nine months ended September 30, 2004 from $490.1 for the same period in 2003. As a percentage of net sales, selling, general and administrative expenses were 21.1% and 22.2% for the nine months ended September 30, 2004 and 2003, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is a result of realized synergies from the Dynacare and DIANON acquisitions, cost control initiatives, as well as a reduced effective bad debt expense rate, resulting from improved billing and collection performance.

        The amortization of intangibles and other assets was $31.7 and $27.5 for the nine months ended September 30, 2004 and 2003. The increase in the amortization expense for the nine months ended September 30, 2004 is a result of small acquisitions.

        Interest expense was $27.6 for the nine months ended September 30, 2004 compared with $30.9 for the same period in 2003. This decrease was a direct result of debt reductions following the Company’s financing of the DIANON acquisition in 2003.

        The provision for income taxes as a percentage of earnings before taxes was 41.0% for the nine months ended September 30, 2004 compared to 40.5% for the nine months ended September 30, 2003. The increase in the effective tax rate for the nine months ended

(23)

September 30, 2004 is due to a $2.1 state tax recovery during the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $431.5 and $420.1 for the nine months ended September 30, 2004 and September 30, 2003, respectively. The increase in cash flows from operations primarily resulted from improved earnings, the expansion of the business through acquisitions, and the improvement of the Company’s accounts receivable days’ sales oustanding (“DSO”) to 52 days at September 30, 2004 from 53 days at September 30, 2003.

        Capital expenditures were $59.1 and $60.4 at September 30, 2004 and 2003, respectively. The Company expects total capital expenditures of approximately $90.0 in 2004. These expenditures are intended to continue to improve information systems and further automate laboratory processes. Such expenditures are expected to be funded by cash flow from operations.

        On December 17, 2003, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the first quarter of 2004. During the first nine months of 2004, the Company completed this program, purchasing approximately 6.2 million shares of its common stock totaling $250.0 with cash flow from operations.

        On October 20, 2004, the Company’s Board of Directors authorized and announced a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the fourth quarter of 2004.

        Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

CONTRACTUAL CASH OBLIGATIONS

	Payments Due by Period at September 30, 2004

	<1 Yr	1-3 Yrs	3-5 Yrs	>5 Yrs

Capital lease obligations	$1.2	$2.4	$1.2	$--
Operating leases	57.5	75.3	34.1	25.3
Restructuring obligations	1.5	6.4	5.9	5.3
Contingent future licensing payments (a)	12.9	49.0	0.3	0.5
Royalty payments	0.9	15.7	2.5	--
Minimum Purchase Obligations	7.8	20.0	12.5	--
5 1/2% Senior Notes	--	--	--	350.0
Zero Coupon-Subordinated Notes (b)	--	530.5	--	--

Total contractual cash obligations	$81.8	$699.3	$56.5	$381.1

(24)

(a)	Contingent future licensing payments will be made in the event that certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)	Holders of the zero coupon-subordinated notes may require the Company to purchase all or a portion of their notes on September 11, 2006 and 2011 at prices ranging from $712.97 to $819.54 per note. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. If the holders elect to require the Company to purchase their notes, it is the Company’s current intention to retire the notes by a cash payment. However, future market conditions are subject to change. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

        The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has included in the past, the use of derivative financial instruments such as interest rate swap agreements. Although, as set forth below, the Company’s zero coupon-subordinated notes contain features that are considered to be embedded derivative instruments, the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.

        The Company’s zero coupon-subordinated notes contain the following three features that are considered to be embedded derivative instruments under SFAS No. 133:

1)	The Company will pay contingent cash interest on the zero coupon-subordinated notes after September 11, 2006, if the average market price of the notes equals 120% or more of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for a specified measurement period.

2)	Contingent additional principal will accrue on the zero coupon-subordinated notes during the two-year period from September 11, 2004 to September 11, 2006, if the Company’s stock price is at or below specified thresholds.

3)	Holders may surrender zero coupon-subordinated notes for conversion during any period in which the rating assigned to the zero coupon-subordinated notes by Standard & Poor’s Ratings Services is BB- or lower.

        Based upon independent appraisals, these embedded derivatives had no fair value at September 30, 2004.

ITEM 4.  Controls and Procedures

        As of the end of the period covered by this Form 10-Q, the Company carried out, under the supervision and with the

(25)

participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

        There were no significant changes in the Company’s internal controls or in other factors that could adversely affect the internal controls as of the end of the third fiscal quarter.

(26)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

See “Note 11 to the Company’s Unaudited Condensed Consolidated Financial Statements” for the three months ended September 30, 2004, which is incorporated by reference.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

January 1-January 31	0.3	$38.317	0.3	$239.5
February 1-February 29	0.4	38.872	0.7	223.2
March 1-March 31	1.0	38.562	1.7	183.4
April 1-April 30	0.9	39.623	2.6	149.2
May 1-May 31	1.0	39.787	3.6	109.7
June 1-June 30	1.0	41.444	4.6	67.9
July 1-July 31	--	--	4.6	67.9
August 1-August 31	--	--	4.6	67.9
September 1-September 30	1.6	42.676	6.2	--

Total	6.2	$40.425	6.2	--

        On December 17, 2003, the Company’s Board of Directors authorized and announced a stock repurchase program under which the Company could purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the first quarter of 2004. This program was completed in September 2004.

        On October 20, 2004, the Company’s Board of Directors authorized and announced a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the fourth quarter of 2004.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Laboratory Holdings Corporation of America amended and restated new Pension Equalization Plan

10.2	First Amendment to the Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

(27)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer

(b)	Reports on Form 8-K

N/A

S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/THOMAS P. MAC MAHON
Thomas P. Mac Mahon Chief Executive Officer November 1, 2004

By:	/s/WESLEY R. ELINGBURG
Wesley R. Elingburg Chief Financial Officer November 1, 2004

(28)