Form 10-K
LABORATORY CORP OF AMERICA HOLDINGS
filed 2005-03-03
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended December 31, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.5 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 135,045,777 shares as of February 21, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2005 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2004.

(2)

Index

Part I

Page
Item 1.	Business	4
	The Clinical Laboratory Testing Industry	5
	Effect of Market Changes on the Clinical Laboratory Industry	5
	Laboratory Testing Operations and Services	6
	Company Strategy	7
	Testing Services	9
	Clients	11
	Payers	12
	Investments in Joint Venture Partnerships	12
	Sales and Marketing and Client Service	12
	Information Systems	13
	Billing	13
	Quality Assurance	14
	Employees	15
	Regulation and Reimbursement	15
	Compliance Program	21

Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	26

Part II

Part III

Item 10.	Directors and Executive Officers of the Registrant	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management	44
Item 13.	Certain Relationships and Related Transactions	44
Item 14.	Principal Accountant Fees and Services	44

Part IV

Item 15.	Exhibits and Financial Statement Schedules	45

(3)

PART I

Item 1. BUSINESS

        Laboratory Corporation of America Holdings and its subsidiaries (the “Company”), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2004 net revenues. Since its founding in 1971, the Company has grown into a national network of 32 primary laboratories and over 1,300 service sites, consisting of branches, patient service centers and STAT laboratories, which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately. Through its national network of laboratories, the Company offers a broad range of clinical laboratory tests which are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials. The Company has significantly expanded its routine and specialty testing businesses through the acquisitions of Dynacare Inc. (“Dynacare”), DIANON Systems, Inc. (“DIANON”), and US Pathology Labs, Inc. (“US LABS”). The acquisition of Dynacare, a provider of clinical laboratory testing services in 21 states in the United States and two provinces in Canada has enabled the Company to expand its national testing network. DIANON is a leading national provider of anatomic pathology and genetic testing services with a primary focus on advanced oncology testing. The acquisition of DIANON and the recently completed acquisition of US LABS, with an anatomic pathology offering tailored to hospital based pathologists, further enhances the Company’s oncology testing capabilities and positions it to more effectively market and distribute the advanced testing technologies that the Company has developed internally or has licensed from its technology partners, such as EXACT Sciences Corporation, Celera Diagnostics and Correlogic Systems, Inc.

        With approximately 23,500 employees, the Company processes tests on more than 355,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico, and three provinces in Canada. Its clients include physicians, hospitals, HMOs and other managed care organizations, governmental agencies, large employers, and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company’s tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition. The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in each of its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours.

        The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Media and Investor Relations section of the Company’s internet website at www.labcorp.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

        The Company is committed to providing the highest quality laboratory services to its clients in full compliance with all federal, state and local laws and regulations. The Company’s Code of Business Conduct and Ethics outlines ethics and compliance policies adopted by the Company to meet this commitment. These policies apply to all employees of the Company and its subsidiaries as well as the Company’s Board of Directors. The Code of Business Conduct and Ethics, as well as the Charters for the Audit, Compensation, Ethics and Quality Assurance, and Nominating and Corporate Governance Committees, and the Company’s Corporate Governance Guidelines, are posted on the Company’s website www.labcorp.com. The Company has established a Compliance Action hotline (1-800-801-1005), which provides a confidential and anonymous method to report a possible violation of a LabCorp compliance policy or procedure, or a federal or state law or regulation; a HIPAA Privacy hotline (1-877-234-4722), which provides a confidential and anonymous method for an employee to report a possible violation of a

(4)

HIPAA privacy, security or billing policy or procedure; and an Accounting hotline (1-866-469-6893), which provides a confidential and anonymous method for an employee to report a possible violation of internal accounting controls or auditing matters.

The Clinical Laboratory Testing Industry

        Laboratory tests and procedures are used generally by hospitals, physicians and other health care providers and commercial clients to assist in the diagnosis, evaluation, detection, monitoring and treatment of diseases and other medical conditions through the examination of substances in the blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical pathology testing, which is performed on body fluids including blood, or anatomical pathology testing, which is performed on cytologic samples, tissue and other samples, including human cells. Clinical and anatomical pathology procedures are frequently ordered as part of regular physician office visits and hospital admissions in connection with the diagnosis and treatment of illnesses. Certain of these tests and procedures are used as tools in the diagnosis and management of a wide variety of medical conditions such as cancer, AIDS, endocrine disorders, cardiac disorders and genetic disease.

        The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company. The Company believes that in 2003 the entire United States clinical laboratory testing industry had estimated revenues of approximately $40 billion; approximately 53% of such revenues were attributable to hospital-affiliated laboratories, approximately 40% were attributable to independent clinical laboratories and others, and approximately 7% were attributable to physicians in their offices and laboratories. The Centers for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services (“HHS”) has estimated that in 2003 there were approximately 5,000 independent clinical laboratories in the United States.

        The clinical laboratory business is intensely competitive. There are presently two national independent clinical laboratories: the Company and Quest Diagnostics Incorporated (“Quest”), which had approximately $5.1 billion in revenues from clinical laboratory testing in 2004. In addition to the other national clinical laboratory, the Company competes with many smaller regional independent clinical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that the following factors, among others, are often used by health care providers in selecting a laboratory: i) pricing of the laboratory’s test services; ii) accuracy, timeliness and consistency in reporting test results; iii) number and type of tests performed; iv) service capability and convenience offered by the laboratory; and v) its reputation in the medical community. The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies to improve its competitive position.

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

Effect of Market Changes on the Clinical Laboratory Business

        Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector presents various challenges to the Company and other independent clinical laboratories. Managed care organizations typically contract with a limited number of

(5)

clinical laboratories and negotiate discounts to the fees charged by such laboratories in an effort to control costs. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. The Company makes significant efforts to ensure that esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) are excluded from capitated arrangements and therefore paid for separately by the managed care organization. Capitated payment contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2004, such capitated contracts accounted for approximately $132.7 million or 4.3% of the Company’s net sales.

        In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally serves low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules in conjunction with certain budgetary bills. The Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payers are likely to occur as well.

        Despite the potential market changes discussed above, the Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including the expanded base of genomics knowledge, which has led to an enhanced appreciation of the value of gene-based diagnostic assays for current patient care as well as for the development of new therapeutics. Additionally, these novel gene-based tests have led to an increased awareness by physicians that clinical laboratory testing is a cost-effective means of prevention and early detection of disease and monitoring of treatment. In an effort to better offer new technology as medical needs and standards of care develop, the Company has entered into a number of licensing and technology distribution agreements with such leading-edge diagnostic testing technology providers as: Atherotech (cardiovascular disease risk assessment), EXACT Sciences (colorectal cancer detection), BioPredictive (determination of liver fibrosis), Celera (development of new gene-based assays in a variety of disease areas) and Correlogic Systems (ovarian cancer detection).

        Additional factors which may lead to future volume growth include an increase in the number and types of tests which are readily available (due to advances in technology and increased cost efficiencies) for testing of cancer and infectious diseases and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payers, particularly managed care organizations. In addition, movement by patients into consumer driven health plans may have an impact on the utilization of laboratory testing.

Laboratory Testing Operations and Services

        The Company has 32 primary laboratories, and over 1,300 service sites, consisting of branches, patient service centers and STAT laboratories. A branch is a central facility which collects specimens in a region for shipment to one of the Company’s laboratories for testing. A branch also is used as a base for sales staff. Generally, a patient service center is a facility maintained by the Company to serve the patients of physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company’s in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company’s primary testing facilities for testing. Some of the Company’s patient service centers also function as STAT labs, which are laboratories that have the ability to perform certain routine tests quickly and report results to

(6)

the physician immediately. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client or the Company Patient Service Technician, indicate the tests to be performed and provide the necessary billing information.

        Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each specimen helps to ensure that the results are attributed to the correct patient. The test request forms are sent to a data entry operator who ensures that a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the computer system, the tests are performed and the results are entered through computer interface or manually, depending upon the tests and the type of equipment involved. Most of the Company’s computerized testing equipment is connected to the Company’s information systems. Most routine testing is completed by early the next morning and test results are in most cases electronically delivered to clients via smart printers, personal computer-based products or computer interfaces. It is Company policy to notify the client immediately if a life-threatening result is found at any point during the course of the testing process.

Company Strategy

        The Company’s strategic plan focuses on expanding national coverage, setting exceptional service standards, expanding its leading position in genomic testing and meeting the evolving needs of managed care payers, physicians and patients.

         Expand and Leverage National Infrastructure

        The Company’s growing national presence provides a number of significant benefits and it intends to maintain and continue to build this presence. The Company’s national network of 32 primary laboratories and over 1,300 service sites, consisting of branches, patient service centers and STAT laboratories, enables it to provide high-quality services to physicians, hospitals, managed care organizations and other customers across the United States. The Company’s managed care contracts with United Healthcare, Aetna, Cigna, and Wellpoint demonstrate the importance of being able to deliver services on a nationwide basis. Furthermore, the Company’s scale provides it with significant cost structure advantages, particularly related to supply and other operating costs.

         Customer Retention

        Providing exceptional customer service is one of the Company’s highest priorities. Customer retention requires understanding the unique needs and challenges that face each of our customer segments and providing solutions that address them. The Company continually seeks to improve its offerings in physician education tools, integrated information management solutions, improved customer care initiatives and innovative patient information guides. These customer retention activities are designed to further our success in all aspects of our business.

         Scientific Differentiation

        The Company believes that it has differentiated itself from its competition and positioned itself for continued strong growth by building a leadership position in genomic and other advanced testing technologies. This leadership position enables the Company to provide a broad menu of testing services for the genetics and cancer markets, which it believes represent two of the most significant areas of future growth in the clinical laboratory industry. The Company’s strategic objective in scientific differentiation is to expand its leadership position in genomic and other advanced testing technologies in order to deliver outstanding and innovative clinical testing services to patients and physicians nationwide.

(7)

         Develop and Be First to Market with New Tests

        Advances in medicine have begun to fundamentally change diagnostic testing, and new tests are allowing clinical laboratories to provide unprecedented amounts of health-related information to physicians and patients. Significant new tests introduced over the past several years include a gene-based test for human papilloma virus as well as tests for HIV phenotyping and cystic fibrosis. As science continues to advance, the Company expects new testing technologies to emerge; therefore, it intends to continue to invest in advanced testing capabilities so that it can remain on the cutting edge of clinical laboratory testing. The Company has added, and expects to continue to add, new testing technologies and capabilities through a combination of internal development initiatives, technology licensing and partnership transactions and selected business acquisitions. Through its national sales force, the Company rapidly introduces new testing technologies to physician customers. This differentiation is important in the retention and growth of business.

         Capitalize on Unique Opportunities with New Testing Technologies

        The Company has announced a number of significant licensing and technology distribution agreements which provide it with access to exciting new testing technologies that it expects will have an increasing impact on diagnostic testing. For example, in June 2002, the Company announced the creation of an exclusive, long-term strategic agreement with EXACT Sciences to commercialize PreGen-Plus, EXACT Sciences’ proprietary, non-invasive technology to aid in the early detection of colorectal cancer. The Company commercially launched this gene-based test, which represents a significant new tool for the early detection of colorectal cancer, in August of 2003. The Company is collaborating with Celera Diagnostics to determine the clinical utility of laboratory tests based on novel diagnostic markers for breast cancer and prostate cancer and will have exclusive access to any related markers found to have clinical utility. In addition, the Company has signed a co-exclusive licensing agreement with Correlogic Systems to commercialize its ovarian cancer protein pattern blood test, which offers the prospect of accurate and early detection of ovarian cancer.

        In July 2003, the Company announced a marketing and distribution relationship with Atherotech, a leading cardiodiagnostic company and specialty reference laboratory, to offer its proprietary Vertical Auto Profile (VAP™) Cholesterol Test. This multi-year agreement includes a provision for the transfer of patented testing technology to the Company, after which, if certain conditions are met, the Company would become the first clinical laboratory licensed to perform the VAP cardiovascular disease risk assessment assay within its own national laboratory system.

        In August of 2003, the Company formed a new, majority-owned subsidiary for the purpose of developing new ideas, inventions, products, processes and services for diagnostic testing and monitoring in the medical, pharmaceutical, and/or therapeutic markets. The initial areas of interest include West Nile Virus, Alpha-1 Antitrypsin Deficiency, Oxidative Markers of DNA stress and Cancer Markers.

        During the fourth quarter of 2003, the Company and BioPredictive, a French diagnostics firm, announced an exclusive agreement that combines the Company’s expertise in infectious disease testing with BioPredictive’s noninvasive, predictive testing technology to quantitatively estimate liver fibrosis and necroinflammatory activity in hepatitis C “HCV” patients. HCV FIBROSURE™ was made available in the U.S., only through the Company, beginning in the first quarter of 2004.

        During the fourth quarter of 2004, the Company entered into a multi-year agreement with Cytyc for their ThinPrep Imaging System. The ThinPrep Imaging System is the first fully integrated, interactive computer system that assists cytotechnologists and pathologists in the primary screening and diagnosis of ThinPrep Pap Test slides. The company intends to complete its nationwide implementation of this state-of-the-art cervical cancer screening instrument by mid-2005.

         The Company's investment in new testing technologies has been significant. While the Company

(8)

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

         Enhance the Company’s Oncology Testing Business by Leveraging the Unique Capabilities of DIANON and US LABS

        DIANON and US LABS are national providers of oncology testing services and significantly enhance the Company’s oncology testing capabilities. These companies are recognized by physicians, managed care companies and other customers as leading providers of a wide range of anatomic pathology testing services, with particular strength in uropathology, dermatopathology, GI pathology and hematopathology. DIANON and US LABS’ strengths in anatomic pathology complement the Company’s strengths in other areas of cancer testing, particularly cytology. The Company expects that the specialized sales force, scientific expertise, efficient operating model and proprietary clinical and pathology reporting systems of DIANON and US LABS will allow it to enhance its cancer testing business. The Company began extending DIANON’s standardized anatomic pathology processes to other Company pathology sites in early 2004 and has implemented these best practices in four major Company sites.

         Become the Laboratory of Choice for Managed Care

        Strong managed care partnerships are key to the Company, both to secure appropriate payment for our services and as distribution channels for the Company’s new and existing products. As such, they also contribute to the establishment and implementation of our scientific leadership priorities. The Company has devoted substantial business and scientific resources to our managed care customers to ensure that it is providing this growing segment with the creative solutions and quality services that they expect. LabCorp’s external Managed Care Advisory Panel and internal Managed Care Economic and Scientific Advisory Review Process are critical to understanding the evolution of this business segment and communicating the economic and social benefits of advanced laboratory testing.

Testing Services

         Routine Testing

        The Company currently offers a broad range of clinical laboratory tests and procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or to search for an otherwise undiagnosed condition. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures and alcohol and other substance-abuse tests. These routine procedures are most often used by physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish an in-house laboratory to perform some of the tests.

        The Company performs this core group of routine tests in each of its primary laboratories, which constitutes a majority of the testing performed by the Company. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

         Specialty and Niche Testing

        While the information provided by many routine tests may be used by nearly all physicians, regardless

(9)

of specialty, many other procedures are more specialized in nature. One of the growth strategies of the Company is the continued expansion of its specialty and niche businesses, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty and niche businesses are designed to serve two market segments: (i) markets which are not typically served by the clinical testing laboratory; and (ii) markets which are served by the clinical testing laboratory and offer the possibility of adding related services (such as clinical trials or occupational drug testing) from the same supplier. The Company’s research and development group continually seeks new and improved technologies for early diagnosis. For example, the Company’s Center for Molecular Biology and Pathology (“CMBP”) is a leader in molecular diagnostics and polymerase chain reaction (“PCR”) technologies, which are often able to provide earlier and more reliable information regarding HIV, genetic diseases, cancer and many other viral and bacterial diseases. In August 2000, the Company acquired Los Angeles-based National Genetics Institute, Inc. (NGI), a leader in the development of PCR assays for Hepatitis C (HCV). In June 2001, the Company acquired Minneapolis-based Viro-Med Laboratories, Inc., which offers molecular microbial testing using real time PCR platforms. Management believes these technologies may represent a significant savings to the healthcare system by increasing the detection of early stage (treatable) diseases. The following are specialty and niche businesses in which the Company offers testing and related services:

Allergy Testing. The Company offers an extensive range of allergen testing services as well as computerized analysis and a treatment program that enables primary care physicians to diagnose and treat many kinds of allergic disorders.

Clinical Trials Testing. The Company regularly performs clinical laboratory testing for pharmaceutical companies conducting clinical research trials on new drugs. This testing often involves periodic testing of patients participating in the trial over several years.

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

Infectious Disease. The Company provides complete viral load testing as well as HIV genotyping and phenotyping. In 2000, the Company added HIV GenoSure™ to its portfolio of HIV resistance testing services. The Company’s use of this leading-edge technology puts it in the forefront of HIV drug resistance testing one of the most important issues surrounding the treatment of HIV. Additionally, the Company provides comprehensive testing for HCV including both PCR testing and genotyping at CMBP, NGI and Viro-Med.

Oncology Testing. The Company offers an extensive series of testing technologies that aid in diagnosing and monitoring certain cancers and predicting the outcome of certain treatments. The Company’s scientists have novel assays for detecting melanoma and breast cancer in clinical development. In August of 2003, the Company began offering PreGen-Plus, a non-invasive technology to aid in the early detection of colorectal cancer in a broader population. PreGen-Plus utilizes EXACT Sciences’ proprietary genomics-based technology. In January 2003, the Company acquired DIANON, a national provider of oncology testing services. DIANON is recognized by physicians, managed care companies and other customers as a leading provider of a wide range of anatomic pathology testing services, with particular strength in uropathology, dermatopathology, GI pathology and hematopathology. In February 2005, the Company acquired US LABS, a national provider of cancer testing.

(10)

Occupational Testing Services. The Company provides urine and blood testing services for the detection of drug and alcohol abuse for private and government customers. These testing services are designed to produce “forensic” quality test results that satisfy the rigorous requirements for admissibility as evidence in legal proceedings. The Company also provides other analytical testing and a variety of management support services.

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

Clients

        The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2004, no client or group of clients under the same contract accounted for more than four percent of the Company’s net sales. The primary client groups serviced by the Company include:

         Independent Physicians and Physician Groups

        Physicians requiring testing for their patients are one of the Company’s primary sources of testing services. Fees for clinical laboratory testing services rendered for these physicians are billed either to the physician, to the patient or the patient’s third party payer such as an insurance company, Medicare or Medicaid. Billings are typically on a fee-for-service basis. If the billings are to the physician, they are based on a customer fee schedule and subject to negotiation. Otherwise, the patient or third party payer is billed at the laboratory’s patient fee schedule, subject to third party payer limitations and negotiation by physicians on behalf of their patients. Revenues received from Medicare and Medicaid billings are based on government-set fee schedules and reimbursement rules.

         Hospitals

        The Company provides hospitals with services ranging from routine and specialty testing to contract management services. Hospitals generally maintain an on-site laboratory to perform immediately needed testing on patients receiving care. However, they also refer less time sensitive procedures, less frequently needed procedures and highly specialized procedures to outside facilities, including independent clinical laboratories and larger medical centers. The Company typically charges hospitals for any such tests on a fee-for-service basis which is derived from the Company’s customer fee schedule. Fees for management services are billed monthly at contractually agreed-upon rates.

         HMOs and Other Managed Care Groups

        The Company serves HMOs and other managed care organizations. These medical service providers typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. The majority of the Company’s managed care testing is negotiated on a fee-for-service basis. Testing is sometimes reimbursed on a capitated basis for managed care organizations. Under a capitated payment contract, the Company agrees to perform certain laboratory tests during a given month for which the managed care organization agrees to pay a flat monthly fee for each covered member. The tests covered under agreements of this type are negotiated for each contract, but usually include routine tests and exclude highly specialized tests. Many of the national and large regional managed care organizations prefer to use large independent clinical labs such as the Company because they can monitor service and performance on a national basis.

         Other Institutions

        The Company serves other institutions, including governmental agencies, large employers and other

(11)

independent clinical laboratories that do not have the breadth of the Company’s testing capabilities. The institutions typically pay on a negotiated fee-for-service basis.

Payers

        Most testing services are billed to a party other than the physician or other authorized person who ordered the test. In addition, tests performed by a single physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Payers other than the direct patient include, among others, insurance companies, managed care organizations, Medicare and Medicaid. For the year ended December 31, 2004, accessions (based on the total volume of accessions) and average revenue per accession by payer are as follows:

	Accession Volume as	Revenue
	a % of Total	per Accession

Private Patients	2.8%	$123.59
Medicare, Medicaid and
Other	20.7%	$ 34.84
Commercial Clients	35.9%	$ 26.61
Managed Care	40.6%	$ 33.67

Investments in Joint Venture Partnerships

        In conjunction with the acquisition of Dynacare in 2002, the Company holds investments in three joint venture partnerships, located in Milwaukee, Wisconsin; Ontario, Canada; and Alberta, Canada. These businesses represent partnership agreements between Dynacare and other independent diagnostic laboratory investors. Under these agreements, all partners share in the profits and losses of the businesses in proportion to their respective ownership percentages. All partners are actively involved in the major business decisions made by each joint venture.

        Each of the Canadian partnerships own licenses to conduct diagnostic testing services in their respective provinces. Substantially all of their revenues are received as reimbursement from the provincial governments’ health care programs. While the Canadian licenses guarantee the joint ventures the ability to conduct diagnostic testing in their respective provinces, they do not guarantee that the provincial governments will continue to reimburse diagnostic laboratory testing at current levels. If the provincial governments decide to limit or reduce their reimbursement of laboratory diagnostic services, it could have a negative impact on the profits and cash flows the Company derives from these investments as well as possibly impair the value assigned by the Company to the Canadian joint ventures.

Sales and Marketing and Client Service

        The Company offers its services through a combination of direct sales generalists and specialists. Sales generalists market the mainstream or traditional routine laboratory services primarily to physicians, while specialists concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as identity testing or genetic testing. Specialist positions are established when an in-depth level of expertise is necessary to effectively offer the specialized services. When the need arises, specialists and generalists work cooperatively to address specific opportunities. The Company’s sales generalists and specialists are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual’s qualifications and responsibilities. Commissions are primarily based upon the individual’s productivity in generating new business for the Company.

        The Company also employs regional service managers and account managers (“AMs”) to interact with clients on an ongoing basis. AMs monitor the status of the services being provided to clients, act as

(12)

problem-solvers, provide information on new testing developments and serve as the client’s regular point of contact with the Company. AMs are compensated through a combination of salaries and bonuses commensurate with each individual’s qualifications and responsibilities.

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

        The Company competes primarily on the basis of the quality of its testing, reporting and information systems, its reputation in the medical community, client service, test menu, the pricing of its services and its ability to employ qualified personnel.

Information Systems

        The Company has developed and implemented management information systems to monitor operations and control costs. All financial functions are centralized in Burlington, North Carolina including purchasing, accounting, payroll and billing. Management believes this provides greater control over spending as well as increased supervision and monitoring of results of operations.

        The Company believes that the health care provider’s need for data will continue to place high demands on the Company’s information systems staff. The Company operates several systems to handle laboratory, billing and financial data and transactions. The Company believes that the efficient handling of information involving clients, patients, payers and other parties will be a critical factor in the Company’s future success. The Company’s Corporate Information Systems Division manages its information resources and programs on a consolidated basis in order to achieve greater efficiency and economies of scale. The Company employs a Chief Information Officer, whose responsibility is to integrate, manage and develop the Company’s information systems.

Billing

        Billing for laboratory services is a complex process. Laboratories must bill many different payers such as doctors, patients, hundreds of different insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. The Company believes that a majority of its bad debt expense is the result of non-credit related issues which slow the billing process. A primary cause of bad debt expense is missing or incorrect billing information on requisitions. The Company believes that this experience is similar to that of its primary competitors. The Company generally performs the requested tests and returns the test results regardless of whether billing information is incorrect or incomplete. The Company subsequently attempts to obtain any missing information or rectify any incorrect billing information received from the health care provider. Among the many other factors complicating the billing process are more intricate billing arrangements due to contracts with third-party administrators, disputes between payers as to the party responsible for payment of the bill and auditing for specific compliance issues.

        During 2004, the Company substantially completed its consolidation of lab and billing systems onto the centralized system. The Company’s days sales outstanding (DSO) were reduced 1 day from December 31, 2003 levels to 52 days as a result of Company-wide efforts to increase cash collections from all payers, as well as on-going improvements to the claim submission processes. The Company is continuing to take the steps necessary to improve DSO and cash collections. Although there can be no assurance of success, the Company has developed a number of initiatives to address the complexity of the billing process and to improve collection rates by:

1)	continuing to reduce the number of requisitions received that are missing certain billing information.

(13)

This initiative involves counting the number of clinical requisitions received with missing information by ordering client, as well as determining what specific information was not provided. The Company then identifies root causes of why the information was missing and takes steps to ensure that information is provided in the future. These steps include re-educating clients as to what information is needed in order for the Company to bill and collect for the test;

2)	implementing numerous initiatives related to self-pay accounts receivable. These include: i) collecting payment at the time of service; ii) increased training for billing personnel related to improving collections during phone calls and iii) review of bill design and frequency;

3)	installing personal computer based products in client offices and Company locations to help with the accuracy and completeness of billing information captured on the front-end;

4)	developing and implementing enhanced eligibility checking to compare information to payer records before billing.

Quality Assurance

        The Company considers the quality of its tests to be of critical importance, and it has established a comprehensive quality assurance program for all of its laboratories and other facilities designed to help assure accurate and timely test results. In addition to the compulsory external inspections and proficiency programs required by CMS and other regulatory agencies, Company-wide systems and procedures are in place to emphasize and monitor quality assurance. All of the Company’s regional laboratories are subject to on-site evaluations, the College of American Pathologists (“CAP”) proficiency testing program, state surveys and the Company’s own internal quality control programs.

         External Proficiency/Accreditations. The Company participates in numerous externally-administered, blind quality surveillance programs, including the CAP program. The blind programs supplement all other quality assurance procedures and give Company management the opportunity to review its technical and service performance from the client’s perspective.

         Internal Quality Control. The Company regularly performs internal quality control testing by running quality control samples with known values at the same time as patient samples submitted for testing. All quality control sample test results are entered into the Company’s national laboratory computer, which connects the Company’s facilities nationwide to a common on-line quality control database. This system helps technologists and technicians check quality control values and requires further prompt verification if any quality control value is out of range. The Company has an extensive, internally administered program of blind sample proficiency testing (i.e. the testing laboratory does not know the sample being tested is a quality control sample). As part of this program the Company’s locations receive specimens from the Company’s Quality Assurance and Corporate Technical Services departments for analysis.

        The CAP accreditation program involves both on-site inspections of the laboratory and participation in CAP’s proficiency testing program for all categories in which the laboratory is accredited by CAP. CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. CAP has been accredited by CMS to inspect clinical laboratories to determine adherence to the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 standards. A laboratory’s receipt of accreditation by CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. All of the Company’s major laboratories are accredited by CAP.

        The Company’s forensic crime laboratory, located at Research Triangle Park, NC, is accredited by the

(14)

American Society of Crime Laboratory Directors, Laboratory Accreditation Board (“ASCLD/LAB”) in the category of DNA testing. Under the Crime Laboratory Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant, and security and personnel safety procedures meet stringent quality standards. The Company is one of 279 ASCLD accredited crime laboratories worldwide and is one of only twelve private crime laboratories holding the accreditation. Accreditation is granted for a period of five years provided that a laboratory continues to meet the standards during that period.

Employees

        As of January 31, 2005, the Company had approximately 23,500 full-time equivalent employees. Subsidiaries of the Company have four collective bargaining agreements which cover approximately 650 employees. One of the collective bargaining agreements covering approximately 530 employees in Seattle will expire on May 31, 2005. Negotiations over a successor agreement are expected to commence in March 2005. The Company believes its overall relations with its employees are good.

Regulation and Reimbursement

         General

        The clinical laboratory industry is subject to significant governmental regulation at the federal, state and local levels. As described below, these regulations concern licensure and operation of clinical laboratories, payment for laboratory services, health care fraud and abuse, security and confidentiality of health information, quality, environmental and occupational safety.

         Regulation of Clinical Laboratories

        The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) extend federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories must meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

        Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as either “high complexity”, “moderate complexity”, or “waived. ” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Labs performing only waived tests, which are tests determined by the Food and Drug Administration to have a low potential for error and requiring little or no oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. All major and many smaller Company facilities hold CLIA certificates to perform high complexity testing. The Company’s remaining smaller testing sites hold CLIA certificates to perform moderate complexity testing or a certificate of waiver.

        The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a license, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on the Company.

        The Company is also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those under federal law, and a number of states have implemented their own laboratory regulatory schemes. State laws may require that laboratory

(15)

personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records. For example, some of the Company’s laboratories are subject to the State of New York’s clinical laboratory regulations, which contain provisions that are more stringent than those under federal law.

        The Company believes that it is in compliance with all applicable laboratory requirements, and the Company’s laboratories have continuing programs to ensure that their operations meet all such regulatory requirements, but no assurances can be given that the Company’s laboratories will pass all future licensure or certification inspections.

         Payment for Clinical Laboratory Services

        In 2004 and 2003, the Company derived approximately 20% and 19%, respectively of its net sales from tests performed for beneficiaries of the Medicare and Medicaid programs. In addition, the Company’s other business depends significantly on continued participation in these programs, and other government healthcare programs, because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

        Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule which sets the maximum amount payable in each Medicare carrier’s jurisdiction. This clinical laboratory fee schedule is updated annually. Laboratories bill the program directly and must accept the scheduled amount as payment in full for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

        Payment under the fee schedule has been limited from year to year by Congressional action, including imposition of national limitation amounts and freezes on the otherwise applicable annual Consumer Price Index “CPI” updates. For most diagnostic lab tests, the national limitation is now 74% of the national median of all local fee schedules established for each test. Under a provision of the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), the cap is set at 100% of the median for tests performed after January 1, 2001 that the Secretary determines are new tests for which no limitation amount has previously been established.

        Following a 5 year freeze on CPI updates to the clinical lab fee schedule, there was a 1.19% increase in the fee schedule in 2003. However, in late 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) again imposed a freeze in the Consumer Price Index update of the clinical lab fee schedule for 2004 through 2008.

        Separate from clinical diagnostic laboratory services, which generally are reimbursed under the Medicare laboratory fee schedule, many pathology services are reimbursed under the Medicare physician fee schedule. The physician fee schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The physician fee schedule also is subject to adjustment on an annual basis. The formula used to calculate the fee schedule resulted in significant decreases in payment for most physician services in 2003. However, Congress intervened and the conversion factor was increased for the period March 1, 2003 through December 31, 2003. The conversion factor was again expected to decrease significantly in 2004 and 2005, but the MMA included a provision requiring increases in each of these years of not less than 1.5%. Accordingly, the conversion factor was, in fact, increased 1.5% in each of these years. Unless Congress acts to change the basis on which the fee schedule is calculated, or mandates another increase, the conversion factor is likely to decrease in 2006.

        The MMA also included a provision requiring CMS to conduct a demonstration program on using competitive acquisition for clinical lab tests that are furnished without a face-to-face encounter between the individual and the hospital personnel or physician performing the test. The Secretary of the Department of Health and Human Services (“HHS”) is required to make an initial report to Congress on this

(16)

demonstration program no later than December 31, 2005. Details of CMS’ plans regarding this demonstration program have not yet been released, but widespread use of competitive acquisition, if implemented for clinical lab services, could have a significant effect on the clinical laboratory industry and the Company. In addition, some States have initiated efforts to establish competitive bidding processes for the provision of laboratory services under the State Medicaid program.

        Because a significant portion of the Company’s costs are relatively fixed, Medicare, Medicaid and other government program payment reductions have a direct adverse affect on the Company’s net earnings and cash flows, but the Company cannot predict whether changes that will result in such reductions will be implemented.

        Congressional action in 1997 required HHS to adopt uniform coverage, administration and payment policies for lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, replacing local Medicare coverage policies, which varied around the country. Since the final rules generally became effective in 2002, the use of uniform policies has improved the Company’s ability to obtain necessary billing information in some cases, but Medicare, Medicaid and private payer diagnosis code requirements continue to negatively impact the Company’s ability to be paid for some of these tests it performs. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

        Future changes in federal, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company. Based on currently available information, the Company is unable to predict what type of changes in legislation or regulations, if any, will occur.

      Standard Electronic Transactions, Security and Confidentiality of Health Information

        The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was designed to address issues related to the portability of health insurance. In an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, new regulations were promulgated to protect the privacy and security of certain information. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses (“covered entities”). Five such regulations have been finalized: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the National Standard Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; and (v) the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions.

        The Company’s HIPAA project plans have two phases: (i) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance and (ii) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance.

        The Transactions and Code Sets Rule standardizes the format and data content to be used in the most common electronic health care transactions, including health care claims, eligibility, and health care claim status. Its purpose is to encourage the use of electronic exchanges while reducing the administrative burden associated with using different formats. The compliance date for this rule was October 16, 2002; however, covered entities (except small health plans) were permitted to file an extension plan with HHS to extend the compliance date to October 16, 2003. The extension plan described how the entity will come into compliance with the Transactions and Code Sets Rule requirements by the compliance date. The Company and its subsidiaries filed such extension plans. HHS announced contingency plans permitting entities unable to meet the compliance date to continue to accept legacy claims after October 16, 2003. Continuation of the contingency period will be determined by CMS based upon a regular assessment of the readiness of its electronic “trading partners.” Although the Company is compliant, the Company is

(17)

operating under its own contingency plan, pursuant to which it continues to work with payers who are not prepared to meet the compliance date.

        The Privacy Rule regulates the use and disclosure of protected health information (“PHI”) by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. Additionally, it requires covered entities to implement certain administrative requirements, such as designating a privacy officer, drafting and implementing privacy policies and procedures, and training workforce members. Health care providers governed by the Privacy Rule were required to come into compliance by April 14, 2003.

        In light of the CMS Guidance and on-going contingency period, the Company believes that it is in compliance in all material respects with the Transactions and Code Sets Rule. The Company also believes that it is in compliance with all material provisions of the Privacy Rule. In this regard, the Company has set up a hotline for the reporting of possible violations. The total cost associated with the requirements of HIPAA is not expected to be material to the Company’s operations or cash flows. There are, however, many unresolved issues in both of these areas and future interpretations of HIPAA could impose significant costs on the Company.

        The Company is in the assessment phase of the Security Rule. The Company expects to meet the April 21, 2005 compliance date for the Security Rule.

        In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical information. Penalties for violation of these laws include sanctions against a laboratory’s state licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions after the applicable compliance dates could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison.

         Fraud and Abuse Laws and Regulations

        Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS’ Office of the Inspector General (“OIG”), and various state agencies. Over the last several years, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government’s enforcement efforts have been increasing, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of: a program to coordinate federal, state and local law enforcement programs; a program to conduct greater numbers of investigations, audits and inspections relating to payment for health care items and services; and a federal anti-fraud and abuse account for enforcement efforts, funded through collection of penalties and fines for violations of the health care anti-fraud and abuse laws.

        The federal health care programs antikickback law (the “antikickback law”) prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare or Medicaid (or other federal healthcare program) business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. HHS has published “safe harbor” regulations which specify certain arrangements that are protected from prosecution under the antikickback law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the antikickback law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case by case basis. Many states have their own Medicaid antikickback laws and several states also have antikickback laws that apply to all payers (i.e., not

(18)

just federal or state healthcare programs).

        From time to time, the OIG issues alerts and other guidance on certain practices in the health care industry. Several examples of such guidance documents are described below. In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the “fraud and abuse” laws, including the antikickback law. These practices include: (i) laboratories providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering certain laboratory services to renal dialysis centers at prices below fair market value in return for referrals of other tests which are billed to Medicare at higher rates; (iii) providing free testing to a physician’s managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; and (vi) providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG emphasized in the Special Fraud Alert that when one purpose of an arrangement is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the antikickback laws, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

        Another issue the OIG is concerned about involves the provision of discounts on laboratory services billed to customers in return for the referral of more lucrative federal health care program business. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on non-federal health care program laboratory tests might violate the antikickback act. The OIG reasoned that the laboratory could be viewed as providing such discounts to the physician in exchange for referrals by the physician of business to be billed by the laboratory to Medicare at non-discounted rates. The OIG indicated that the arrangement would not qualify for protection under the discount safe harbor because Medicare and Medicaid would not get the benefit of the discount. Similarly, in 1999 correspondence, the OIG stated that if any direct or indirect link exists between a discount that a laboratory offers to a skilled nursing facility (“SNF”) for tests covered under the Medicare Prospective Payment System (“PPS”) and referrals to the laboratory of tests covered under Medicare Part B (i.e., not covered under a fixed PPS system), then the antikickback statute would be implicated.

        The OIG also has issued two separate guidance documents regarding joint venture arrangements that may be viewed as suspect under the antikickback law. These documents have relevance to clinical laboratories that are part of (or are considering establishing) joint ventures with potential referral sources. The first guidance document, which focused on investor referrals to such ventures, was issued in 1989, and the more recent one, concerning contractual joint ventures, was issued in April 2003. Some of the elements of joint ventures that the OIG identified as “suspect” include: arrangements in which the capital invested by the physicians is disproportionately small and the return on investment is disproportionately large when compared to typical investment; specific selection of investors who are in a position to make referrals to the venture; and arrangements in which one of the parties to the joint venture expands into a line of business that is dependent on referrals from the other party (sometimes called “shell” joint ventures). In a recent advisory opinion, the OIG expressed concern about a proposed joint venture in which a laboratory company would assist physician groups in establishing off-site pathology laboratories. The OIG indicated that the physicians’ financial and business risk in the venture was minimal and that the physicians’ would contract out substantially all laboratory operations, committing very little in the way of financial, capital, or human resources. The OIG was unable to exclude the possibility that the arrangement was designed to permit the laboratory to pay the physician groups for their referrals, and therefore was unwilling to find that the arrangement fell within the safe harbor.

        Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity’s

(19)

submission of claims to Medicare or Medicaid for items or services that are substantially in excess of that individual or entity’s usual charges. In September 2003, the OIG issued a notice of proposed rulemaking to amend the pertinent federal regulations. In this notice OIG proposed to define, for the first time, the terms “substantially in excess” and “usual charges,” and to clarify the meaning of “good cause” as an exception to this exclusion authority. Under the proposed regulation, the Government would determine a provider’s “usual charges” by looking at the provider’s charges to all customers (with a few limited exceptions). This could result in the Company (and other laboratory companies) needing to increase charges to managed care plans and other customers so that its charges to Medicare are not “substantially in excess” of its “usual charges.” This notice, which solicited comments, is only a proposal, but if the regulation were to be amended as proposed, it could have an adverse effect on the Company. At this time it is impossible to predict whether this proposed change in regulations might be finalized and how any such final regulations might differ from the notice of proposed rulemaking.

        Under another federal statute, known as the “Stark” law or “self-referral” prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless a statutory exception applies, refer Medicare or Medicaid patients for testing to the laboratory, regardless of the intent of the parties, unless an exception applies. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician’s own office, if various criteria are met; 4) physician investment in a company so long as the company’s stock is traded on a public exchange and the company has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and meet other requirements. All of the requirements of a Stark Law exception must be met in order to take advantage of the exception. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just Medicare and Medicaid.

        There are a variety of other types of federal and state anti-fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company seeks to conduct its business in compliance with all federal and state anti-fraud and abuse laws. However, the Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal healthcare program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would have a material adverse effect on the Company’s business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company’s business.

         Environmental, Health and Safety

        The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety of laboratory employees and laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. All Company laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company generally utilizes outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

(20)

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

         Drug Testing

        Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration (“SAMHSA”) (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of federal government contractors and certain other entities. To the extent that the Company’s laboratories perform such testing, each must be certified as meeting SAMHSA standards. The Company’s Research Triangle Park, North Carolina; Raritan, New Jersey; Houston, Texas; San Diego, California; Seattle, Washington and Southaven, Mississippi laboratories are SAMHSA certified.

         Controlled Substances

        The use of controlled substances in testing for drugs of abuse is regulated by the federal Drug Enforcement Administration.

Compliance Program

        Because of evolving interpretations of regulations and the national debate over health care fraud and abuse, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant issue throughout the clinical laboratory industry. The Company has implemented a comprehensive company-wide compliance program. The objective of the Company’s compliance program is to develop, implement, and update compliance safeguards as necessary. Emphasis is placed on developing compliance policies and guidelines, personnel training programs and various monitoring and audit procedures to attempt to achieve implementation of all applicable rules and regulations.

        In 2001, DIANON settled a U.S. Department of Justice investigation into several of DIANON’s billing practices. As part of the settlement, DIANON entered into a voluntary corporate integrity program. As part of DIANON’s acquisition of UroCor Inc., DIANON assumed responsibility and liability for compliance with the UroCor corporate integrity agreement.

        The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely effect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates, and authorizations, which could have a material adverse effect on the Company’s business.

(21)

Item 2. PROPERTIES

        The following table summarizes certain information as to the Company’s principal operating and administrative facilities as of December 31, 2004.

Location	Approximate Area (in square feet)	Nature of Occupancy

Primary Laboratories:
Birmingham, Alabama	90,000	Leased
Phoenix, Arizona	55,000	Leased
Los Angeles, California	54,000	Leased
San Diego, California	48,000	Leased
San Leandro, California	22,000	Leased
Denver, Colorado	20,000	Leased
Stratford, Connecticut	57,000	Leased
Tampa, Florida	113,000	Leased
Louisville, Kentucky	60,000	Leased
Eden Prairie, Minnesota	48,000	Leased
Kansas City, Missouri	78,000	Owned
Reno, Nevada	16,000	Owned
Raritan, New Jersey	187,000	Owned
Portsmouth, New Hampshire	47,000	Leased
Uniondale, New York	108,000	Leased
Burlington, North Carolina	275,000	Owned
Research Triangle Park, North Carolina	182,000	Leased
Dublin, Ohio	81,000	Owned
Oklahoma City, Oklahoma	90,000	Leased
Throop, Pennsylvania	19,000	Leased
Knoxville, Tennessee	8,000	Leased
Dallas, Texas	60,000	Leased
Houston, Texas	80,000	Leased
Midland, Texas	10,000	Leased
Salt Lake City, Utah	20,000	Leased
Herndon, Virginia	80,000	Leased
Kent, Washington	42,000	Leased
Mt. Vernon, Washington	8,500	Leased
Fairmont, West Virginia	25,000	Leased

Corporate Headquarters Facilities:
Burlington, North Carolina	293,000	Owned
Burlington, North Carolina	273,000	Leased

        All of the Company’s primary laboratory facilities have been built or improved for the single purpose of providing clinical laboratory testing services. The Company believes that these facilities are suitable and adequate and have sufficient production capacity for its currently foreseeable level of operations. The Company believes that if it were unable to renew a lease or if a lease were to be terminated on any of the facilities it presently leases, it could find alternate space at competitive market rates and readily relocate its operations to such new locations without material disruption to its operations.

(22)

Item 3. LEGAL PROCEEDINGS

        On June 24, 2003, the Company and certain of its executive officers were sued in the United States District Court for the Middle District of North Carolina in the first of a series of putative shareholder class actions alleging securities fraud. Since that date, at least five other complaints containing substantially identical allegations have been filed against the Company and certain of the Company’s executive officers. Each of the complaints alleges that the defendants violated the federal securities laws by making material misstatements and/or omissions that caused the price of the Company’s stock to be artificially inflated between February 13 and October 3, 2002. The plaintiffs seek certification of a class of substantially all persons who purchased shares of the Company’s stock during that time period and unspecified monetary damages. These six cases have been consolidated and will proceed as a single case. On July 16, 2004, the defendants filed a motion to dismiss the consolidated amended complaint. The defendants deny any liability and continue to defend the case vigorously. At this time, it is premature to make any assessment of the potential outcome of the cases or whether they could have a material adverse effect on the Company’s financial condition.

        The Company is the appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8 million. The Company vigorously contested the judgment and appealed the case to the United States Court of Appeals for the Federal Circuit. On June 8, 2004, that court affirmed the judgment against the Company and, on August 5, 2004, the Company’s request for rehearing was denied. On November 3, 2004, the Company filed a petition for a writ of certiorari with the United States Supreme Court. The underlying judgment has been paid and, on January 25, 2005, the United States Court of Appeal for the Federal Circuit confirmed the attorneys’ fees portion of the judgment. The Company has filed a request to stay the award of attorneys’ fees pending the resolution of the Company’s appeal to the United States Supreme Court. On February 28, 2005, the United States Supreme Court requested the Solicitor General to file a brief expressing the views of the United States on the issue of whether the laws of nature, natural phenomena and abstract ideas can be patented. The Company plans to continue to vigorously contest the judgment until it exhausts all reasonable appellate rights.

        The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries from governmental agencies and Medicare or Medicaid payers and managed care payers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company is also named from time to time in suits brought under the qui tam provisions of the False Claims Act. These suits typically allege that the Company has made false statements and/or certifications in connection with claims for payment from federal health care programs. They may remain under seal (hence, unknown to the Company) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Such claims are an inevitable part of doing business in the health care field today and, in the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of those qui tam matters presently known to the Company is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

        The Company believes that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and the courts have not interpreted many of these statutes and regulations. There can be no assurance therefore that those applicable statutes and regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely

(23)

affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations.

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At December 31, 2004 and 2003, the Company had provided letters of credit aggregating approximately $63.5 and $57.1 respectively, primarily in connection with certain insurance programs.

(24)

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

(25)

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

        The Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LH”. The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock reported on the NYSE Composite Tape.

	High	Low

Year Ended December 31, 2003
First Quarter	30.040	22.210
Second Quarter	32.630	25.940
Third Quarter	32.660	28.200
Fourth Quarter	37.720	28.210

	High	Low

Year Ended December 31, 2004
First Quarter	44.200	36.950
Second Quarter	42.470	38.570
Third Quarter	43.750	36.800
Fourth Quarter	50.000	41.100

(b) Holders

        On February 21, 2005 there were 567 holders of record of the Common Stock.

(c) Dividends

        The Company has not historically paid dividends on its common stock. In addition, the Company’s senior credit facilities place certain limits on the payment of dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

        The information required regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2005 (the “2005 Proxy Statement”) under the caption “Equity Compensation Plan Information.”

(26)

(e)     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On October 20, 2004, the Company’s Board of Directors authorized and announced a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time, beginning in the fourth quarter of 2004.(Shares in millions)

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares (Cumulative) Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

October 1-October 31	0.2	$44.622	0.2	$240.1
November 1-November 30	0.9	47.244	1.1	199.3
December 1-December 31	1.6	48.944	2.7	122.0

Total	2.7	$48.032

(27)

Item 6. SELECTED FINANCIAL DATA

        The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” as of and for the five-year period ended December 31, 2004 are derived from consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. This data should be read in conjunction with the accompanying notes, the Company’s consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all included elsewhere herein.

	Year Ended December 31,

	2004	2003(a)	2002(b)(c)	2001(d)	2000(e)

	(In millions, except per share amounts)
Statement of Operations Data:
Net Sales	$3,084.8	$2,939.4	$2,507.7	$2,199.8	$1,919.3
Gross profit	1,289.3	1,224.6	1,061.8	925.6	766.6
Operating income	598.4	533.7	435.0	367.6	245.6
Net earnings	363.0	321.0	254.6	179.5	112.1

Basic earnings per common share	$2.60	$2.23	$1.78	$1.29	$0.82

Diluted earnings per common share(f)	$2.45	$2.11	$1.69	$1.26	$0.80

Basic weighted average common shares outstanding	139.4	144.0	142.8	138.8	94.2

Diluted weighted average common shares outstanding	150.7	154.7	154.2	144.1	96.3
Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$206.8	$123.0	$56.4	$149.2	$48.8
Goodwill and Intangible assets, net	1,857.4	1,857.3	1,217.5	968.5	865.7
Total assets	3,537.2	3,414.9	2,580.4	1,929.6	1,666.9
Long-term obligations and redeemable preferred stock(g)	892.3	883.9	521.5	509.2	355.8
Total shareholders' equity	1,999.3	1,895.9	1,611.7	1,085.4	877.4

(a)     On January 17, 2003, the Company completed the acquisition of all of the outstanding shares of DIANON Systems, Inc. for $47.50 per share in cash, or approximately $595.6 million including transaction fees and expenses. See “Note 2 to the Consolidated Financial Statements” for further discussion of this acquisition. The Company recorded net restructuring and other special charges of $1.5 million for 2003 in connection with the integrations of its recent acquisitions.

(b)     On July 25, 2002, the Company completed the acquisition of all of the outstanding stock of Dynacare Inc. in a combination cash and stock transaction with a combined value of approximately $496.4 million, including transaction costs. See “Note 3 to the Consolidated Financial Statements” for further discussion of this acquisition. During the third quarter of 2002, the Company recorded restructuring and other special charges totaling $17.5 million. These charges included a special bad debt provision of approximately $15.0 million related to the acquired Dynacare accounts receivable balance and restructuring expense of

(28)

approximately $2.5 million relating to Dynacare integration costs of actions that impact the Company’s existing employees and operations.

(c)     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. This Standard requires that goodwill and other intangibles that are acquired in business combinations and that have indefinite useful lives are not to be amortized.

(d)     During the third quarter of 2001, the Company recorded a loss of $5.5 million relating to the write-off of unamortized bank fees associated with the Company’s term debt, which was repaid in September of 2001. The Company also recorded a charge of $8.9 million as a result of a payment made to a bank to terminate an interest rate swap agreement tied to the Company’s term loan.

(e)     In the fourth quarter of 2000, the Company recorded a $4.5 million restructuring charge relating to the closing of its Memphis drug testing facility.

(f)     In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Under the EITF’s conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether or not the contingency has been met. Historically the Company followed the guidance of paragraph 30 of SFAS No. 128, “Earnings Per Share”, and excluded contingently convertible shares relating to its zero coupon – subordinated notes from its calculations of diluted earnings per share. The EITF consensus supersedes the accounting under SFAS No. 128 and, accordingly, the Company has adopted the provisions of EITF No 04-8 for its zero coupon-subordinated notes — including the retroactive restatement of all diluted earnings per share calculations for all periods presented. See “Note 1 to Consolidated Financial Statements” for information regarding calculation of Earnings per Share. Diluted earnings per share as previously stated were $2.22, $1.77, $1.27, and $0.80 for the years ended 2003, 2002, 2001 and 2000 respectively. Diluted weighted average shares outstanding were 144.8, 144.2, 141.1,and 96.3 for 2003, 2002, 2001, and 2000, respectively.

(g)     Long-term obligations primarily include capital lease obligations of $2.9 million, $4.4 million, $5.5 million, $6.1 million and $7.2 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Long-term obligations exclude amounts due to affiliates. On June 6, 2000, the Company called for redemption all of its outstanding redeemable preferred stock, resulting in the conversion of substantially all of the preferred stock into common stock. During 2001, the Company sold $744.0 million aggregate principal amount at maturity of its zero coupon convertible subordinated notes due 2021 in a private placement. The Company received approximately $488.6 million in net proceeds from the offering. The Company used a portion of the proceeds to repay $412.5 million of its term loan outstanding under its credit agreement.

(29)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         General

        During 2004, the Company continued to strengthen its financial performance through the implementation of the Company’s strategic plan and the expansion of its national platform in routine testing. This plan continues to provide growth opportunities for the Company by building a leadership position in genomic and other advanced testing technologies primarily through internal development efforts, acquisitions and technology licensing activities.

        The Company’s Center for Molecular Biology and Pathology, located in Research Triangle Park, NC is a leader in the development and application of molecular diagnostics and polymerase chain reaction, or PCR, technologies in the areas of diagnostic genetics, oncology and infectious disease. The Company believes that these technologies may represent a significant savings to the healthcare system by increasing the detection of early stage (treatable) diseases. The Company’s National Genetics Institute in Los Angeles, CA, develops novel, highly-sensitive PCR methods used to test for hepatitis C and other infectious agents and is the only laboratory in the U.S. that is FDA-approved to screen plasma for infectious diseases. Viro-Med Laboratories, Inc., based in Minneapolis, MN, offers molecular microbial testing using real-time PCR platforms and provides significant additional capacity to support the continued expansion of the Company’s advanced testing business. These Centers of Excellence enable the Company to provide a broad menu of testing services for the infectious disease and cancer markets, which the Company believes represent two of the most significant areas of future growth in the clinical laboratory industry.

        The Dynacare integration has been completed and is performing as expected, including the achievement of the planned total synergy savings of approximately $45 million. Dynacare continues to strengthen the Company’s national network of routine testing. The DIANON integration has been completed and is performing as expected, including the achievement of the planned total synergy savings of approximately $32 million. The Company began applying DIANON’s standardized anatomic pathology processes in early 2004. To date, four major sites have been “DIANIZED”. By the end of 2006, the Company expects to have nearly 80 percent of all our anatomic pathology work “DIANIZED”.

        Effective February 3, 2005, the Company completed its purchase of US LABS, a well respected provider of anatomic pathology and oncology testing located in Irvine, California. US LABS’ sales were approximately $70 million in 2004. This acquisition increases the Company’s capabilities in the cancer testing market and provides additional lab capacity on the West Coast.

        During the fourth quarter of 2004, the Company entered into a multi-year agreement with Cytyc for their ThinPrep Imaging System. The ThinPrep Imaging System is the first fully integrated, interactive computer system that assists cytotechnologists and pathologists in the primary screening and diagnosis of ThinPrep Pap Test slides. The company intends to implement this state-of-the-art cervical cancer screening instrument by mid-2005.

        The Company believes future performance will be positively affected by several factors: 1) The expansion of higher-value genomic tests such as Cystic Fibrosis, HCV and HIV genotyping, along with the continued growth of HIV viral load and HPV testing; 2) Transition to Cytyc’s ThinPrep Imaging System; 3) Continued progress with existing licensing and business relationships (such as EXACT Sciences, Correlogic and BioPredictive); 4) The Company’s ongoing business acquisition strategy; and 5) Growing demand for genomic testing creating a positive shift in test mix toward higher value testing.

        On October 20, 2004, the Company’s Board of Directors authorized and announced a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 million of its common stock from time-to-time. It is the Company’s intention to fund future purchases of its common stock with cash flow from operations.

(30)

Seasonality

        Volume of testing generally declines during the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues and cash flows. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

Results of Operations

Year ended December 31, 2004 compared with Year ended December 31, 2003.

        Net sales for 2004 were $3,084.8 million, an increase of 4.9% from $2,939.4 million reported in the comparable 2003 period. Testing volume growth, measured by accessions, increased approximately 3.6% (primarily volume growth in genomic and esoteric testing of approximately 9.8% as well as volume growth of approximately 2.5% in the core business). Price per accession increased approximately 1.3% compared to 2003.

        Cost of sales, which includes primarily laboratory and distribution costs, was $1,795.5 million for 2004 compared to $1,714.8 million in 2003, an increase of 4.7%. The increase in cost of sales is primarily the result of increases in volume discussed above. Cost of sales as a percentage of net sales was 58.2% for 2004 and 58.3% in 2003.

        Selling, general and administrative expenses decreased to $649.1 million in 2004 from $651.8 million in 2003 representing a decrease of $2.7 million or 0.4%. As a percentage of net sales, selling, general and administrative expenses were 21.0% and 22.1% for the year ended 2004 and 2003, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is a result of the Company’s cost control initiatives, as well as a reduced effective bad debt expense rate resulting from improved billing and collection performance.

        The amortization of intangibles and other assets was $42.7 million and $37.6 million for 2004 and 2003, respectively. The increase in amortization expense is a result of licensed technology and other small business acquisitions.

        During the fourth quarter of 2004, the Company recorded certain adjustments to previously recorded restructuring charges due to changes in estimates, resulting in a credit of approximately of $0.9 million. During the third quarter of 2003, the Company recorded a pre-tax restructuring charge of $3.3 million in connection with the integration of DIANON. During the fourth quarter of 2003, the Company recorded a charge of $3.1 million, relating to the continuing integration of its recent acquisitions. The Company also recorded certain adjustments in the fourth quarter of 2003 to previously recorded restructuring charges due to changes in estimates, resulting in a credit of approximately $4.9 million.

        Interest expense was $36.1 million in 2004 compared to $40.9 million in 2003. This decrease was a direct result of debt reductions following the Company’s financing of the DIANON acquisition in 2003.

        Income from investments in joint venture partnerships was $51.3 million for the year ended December 31, 2004 compared to $43.7 million for the year end December 31, 2003. This income represents the Company’s ownership share in joint venture partnerships acquired as part of the Dynacare acquisition on July 25, 2002. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars. The strengthening of the Canadian dollar versus the U.S. dollar during the year ended December 31, 2004 has had a positive impact on this income as well as the cash generated from the Canadian investments.

        The provision for income taxes as a percentage of earnings before taxes was 41.0% in 2004 compared to

(31)

40.6% in 2003. The increase in the effective tax rate for 2004 is due to a $2.1 million state tax recovery during the third quarter of 2003.

Year ended December 31, 2003 compared with Year ended December 31, 2002.

        Net sales for 2003 were $2,939.4 million, an increase of 17.2% from $2,507.7 million reported in the comparable 2002 period. Testing volume growth, measured by accessions, increased approximately 11.7% and was affected by the acquisitions of Dynacare and DIANON as well as growth in the Company’s esoteric test volumes (including HPV and cystic fibrosis). Price per accession increased approximately 5.5% compared to 2002. The growth in price was affected by this same shift in test mix and from shifts in histology testing which is primarily DIANON-related. These improvements were partially offset by the impact of severe winter weather during the first quarter of 2003 and physician strikes to protest rising malpractice insurance rates during the second quarter.

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

        Selling, general and administrative expenses increased to $651.8 million in 2003 from $585.5 million in 2002 representing an increase of $66.3 million or 11.3%. This increase resulted primarily from personnel and other costs as a result of the recent acquisitions. As a percentage of net sales, selling, general and administrative expenses were 22.1% and 23.3% for the year ended 2003 and 2002, respectively, reflecting the realization of synergies from the Dynacare and DIANON acquisitions, as well as the Company’s reduction of its bad debt expense rate by approximately 130 basis points during 2003 as compared to 2002.

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

        Interest expense was $40.9 million in 2003 compared to $19.2 million in 2002. This increase was a direct result of the Company’s financing of the DIANON acquisition.

        Income from joint venture partnerships was $43.7 million for the year ended December 31, 2003 compared to $13.4 million for the year end December 31, 2002. This income represents the Company’s ownership share in joint venture partnerships acquired as part of the Dynacare acquisition on July 25, 2002. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars. The strengthening of the Canadian dollar versus the U.S. dollar during the year ended December 31, 2003 has had a positive impact on this income as well as the cash generated from the Canadian investments.

        The provision for income taxes as a percentage of earnings before taxes was 40.6% in 2003 compared to 41.1% in 2002. The decrease in the effective tax rate for 2003 is due to a $2.1 million state tax recovery during the third quarter of 2003.

(32)

Liquidity and Capital Resources

        Net cash provided by operating activities was $538.1 million, $564.3 million and $444.9 million, in 2004, 2003 and 2002, respectively. Cash flow from operations in 2004 was less than 2003 due to approximately $50 million of one-time tax credits that were realized in 2003. Improvements in cash flow from operations primarily resulted from improved earnings, the expansion of the business through acquisitions, and the improvement of the Company’s accounts receivable days’ sales outstanding (“DSO”) to 52 days at the end of 2004 from 53 days at the end of 2003. This improvement was due to Company-wide efforts to increase cash collections from all payers, as well as on-going improvements to the claim submission processes. In addition, the Company continued to take steps necessary to improve DSO and cash collections by:

1)	conversion of decentralized billing locations, including former Dynacare locations, to a centralized billing system. During 2003, billing activity in numerous Dynacare sites was converted to the centralized billing system. In 2004, the Company substantially completed its conversion activities on the remaining Dynacare locations as well as its Salt Lake City, Reno, San Diego and Viro-Med facilities.

2)	continuing an initiative to reduce the number of requisitions received that are missing certain billing information. This initiative involves counting the number of clinical requisitions received from an ordering client, as well as determining what specific information was not provided. The Company then identifies root causes of why the information was missing and takes steps to ensure that information is provided in the future. These steps include re-educating clients as to what information is needed in order for the Company to bill and collect for the test.

3)	implementation of numerous initiatives related to self-pay accounts receivable. These include: i) collecting payment at the time of service; ii) increased training for billing personnel related to improving collections during phone calls and iii) review of bill design and frequency.

        The Company utilizes a centralized billing system in the collection of substantially all of its accounts receivable. This system generates bills to customers based on the payer type. Client billing is typically generated monthly, whereas patient and third party billing are typically generated on a daily basis. Agings of accounts receivable are then monitored by billing personnel and re-bills and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred and the account has been transferred to a third party collection agency. Third party and managed care accounts are written off when they exceed the payer’s timely filing limits.

        Capital expenditures were $95.0 million, $83.6 million and $74.3 million for 2004, 2003 and 2002, respectively. During 2004, the Company accelerated capital projects relating to its new financial system, and projects supporting its strategic initiatives centered around customer retention, scientific differentiation and managed care. The Company expects capital expenditures of approximately $110.0 to $125.0 million in 2005. The Company will continue to make important investments in information technology connectivity with its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving credit facilities.

        In conjunction with the acquisition of DIANON, the Company’s planned financing of the acquisition, and announced share repurchase plan, Standard and Poor’s lowered its overall rating on the Company to BBB from BBB+ and Moody’s issued a Baa3 rating to the Company’s Senior Notes.

        On January 13, 2005, the Company entered into a $350.0 senior credit facility with Credit Suisse First Boston and UBS Securities LLC, acting as Co-Lead Arrangers, and a group of financial institutions. This

(33)

new five year credit facility replaced the existing $150.0 364-day revolving credit facility and the $200.0 three-year revolving credit facility which was amended on January 14, 2003 and was scheduled to expire on February 18, 2005. This credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. The new facility also provides for an accordion feature to increase the facility up to an additional $150 million, with the consent of the lenders, if needed to support the Company’s growth. There were no balances outstanding on the Company’s senior credit facilities at December 31, 2004 and 2003.

        On January 17, 2003, in conjunction with the acquisition of DIANON, the Company borrowed $350.0 million under the DIANON Bridge Loan Agreement with Credit Suisse First Boston, acting as Administrative Agent. On January 31, 2003, the Company sold $350.0 million aggregate principal amount of its 5 ½% Senior Notes due February 1, 2013. Proceeds from the issuance of these Notes ($345.1 million), together with cash on hand was used to repay the $350.0 million principal amount of the Company’s bridge loan facility, and as a result, the loan was terminated. During the first quarter of 2003, the Company entered into an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure on $175.0 million of its 5 ½% Senior Notes. This swap agreement was terminated during June 2003 and resulted in net proceeds to the Company of $5.3 million.

        On September 11, 2004, no holders of its zero coupon-subordinated notes elected to exercise their option to redeem their notes.

        On February 3, 2005, the Company completed its acquisition of US LABS for approximately $155 million in cash on hand.

Pension Funding

        During 2004, 2003 and 2002, the Company made contributions to its defined pension plan in the amounts of $60.0 million, $18.3 million and $18.3 million, respectively. The Company expects to contribute $24.0 million to its defined pension plan during 2005. See “Note 21 to the Consolidated Financial Statements” for a further discussion of the Company’s pension and postretirement plans.

New Accounting Pronouncements

        In December 2004 the Financial Standards Accounting Board (FASB) issued FAS 123(R), Share-Based Payment (revised 2004). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company has not finalized what, if any, changes may be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact. The Company expects to announce the impact in connection with reporting its second quarter 2005 financial results. The impact on cash from operations of adopting the new accounting standard cannot be estimated at this time. See “Note 1 to Consolidated Financial Statements” for proforma impact of expensing all equity-based compensation, which the Company believes would approximate the annual effect of adopting the new accounting standard. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

(34)

        In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. That statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception to for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has not historically entered into a significant level of nonmonetary transactions and therefore does not expect that this standard will impact is financial position or results unless nonmonetary transactions are utilized in the future. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

    Contractual Cash Obligations

	Payments Due by Period

	<1 Yr	1-3 Yrs	3-5 Yrs	>5 Yrs

Capital lease obligations	$3.4	$4.3	$--	$--
Operating leases	61.4	82.2	42.9	40.4
Contingent future licensing payments (a)	22.7	32.9	0.3	0.4
Minimum royalty payments	5.8	12.0	11.0	3.7
Minimum purchase obligations	10.3	20.0	10.0	--
Scheduled principal on 5 1/2% Senior Notes	--	--	--	350.0
Scheduled interest payments on 5 1/2% Senior Notes	19.3	38.5	38.5	67.4
Zero coupon-subordinated notes (b)	--	552.0	--	--

Total contractual cash obligations	$122.9	$741.9	$102.4	$461.9

(a)	Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)	Holders of the zero coupon-subordinated notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2006 and 2011 at prices ranging from $741.92 to $819.54 per note. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary.

(c)	The table does not include obligations under the Company’s pension and postretirement benefit plans which are included in “Note 21 to Consolidated Financial Statements.” The Company expects to contribute approximately $24 million to its defined pension plan during 2005, although it is not legally required to do so. Benefits under the Company’s postretirement medical plan are made when claims are submitted for payment, the timing of which are not practicable to estimate.

Off-Balance Sheet Arrangements

        The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off balance sheet financing other than normal operating leases.

(35)

Other Commercial Commitments

        At December 31, 2004, the Company provided letters of credit aggregating approximately $63.5 million, primarily in connection with certain insurance programs. These letters of credit are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

        Based on current and projected levels of operations, coupled with availability under its new senior credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs. For a discussion of the Company’s zero coupon-subordinated notes, see “Note 12 to Consolidated Financial Statements.” For a discussion of the Company’s new senior credit facilities, see “Note 13 to Consolidated Financial Statements.”

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the allowances for doubtful accounts, pension expense, amortization lives for intangible assets, accruals for self-insurance reserves, income taxes and reserves for professional liability claims.

         Allowances for doubtful accounts

        Revenue is recognized for services rendered when test results are reported to the ordering physician and the testing process is complete. The Company’s sales are generally billed to three types of payers – clients, patients and third parties, such as managed care companies, Medicare and Medicaid. For clients, sales are recorded on a fee-for-service basis at the Company’s client list price, less any negotiated discount. Patient sales are recorded at the Company’s patient fee schedule, net of any discounts negotiated with physicians on behalf of their patients. The Company bills third party payers in two ways – fee-for-service and capitated agreements. Fee-for-service third party payers are billed at the Company’s patient fee schedule amount, and third party revenue is recorded net of contractual discounts. These discounts are recorded at the transaction level at the time of sale based on a fee schedule that is maintained for each third party payer. The majority of the Company’s third party sales are recorded using an actual or contracted fee schedule at the time of sale. For the remaining third party sales, estimated fee schedules are maintained for each payer. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to revenue. These adjustments are not material to the Company’s results of operations in any period presented. The Company periodically adjusts these estimated fee schedules based upon historical payment trends. Under capitated agreements with managed care companies, the Company recognizes revenue based on a negotiated monthly contractual rate for each member of the managed care plan regardless of the number or costs of services performed.

        The Company has a formal process to estimate and review the collectibility of its receivables based on the period of time they have been outstanding. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level. The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectibility of its receivables. Accounts are written off against the allowance for doubtful accounts based on the Company’s write off policy (e.g. when they are deemed to be uncollectible). In the determination of the appropriate level of the allowance, accounts are progressively reserved based on the historical timing of cash collections relative to their respective aging categories within the Company’s receivables. These collection and reserve processes, along with the close monitoring of the billing process, help reduce the risks of material revisions to reserve estimates resulting from adverse changes in collection or reimbursement experience.

(36)

        The following table presents the percentage of the Company’s net accounts receivable outstanding by aging category at December 31, 2004 and 2003:

Days Outstanding	2004	2003
0 - 30	47.3%	43.7%
31 - 61	19.2%	21.3%
61 - 91	10.1%	12.5%
91 - 120	6.7%	7.7%
121 - 150	5.1%	4.2%
151 - 180	3.9%	3.4%
181 - 270	6.0%	5.5%
271 - 360	1.4%	1.4%
Over 360	0.3%	0.3%	”

         Pension Expense.

         The Company’s net pension cost is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined benefit plans were a 6.0% discount rate and an 8.5% expected return on plan assets as of December 31, 2004.

        In establishing its expected return on plan assets assumption, the Company reviews asset allocation considering plan maturity and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point change in the expected return assumption in the current year would have resulted in a change in pension expense of approximately $1.7 million.

        Current year net pension cost was $11.3 million, a decrease of $4.9 million from 2003. Our actuaries have estimated that 2005 net pension cost should be comparable to or slightly less than fiscal 2004 net pension cost. Favorable asset performance in 2004 and contributions to plan assets will cause a reduction in net pension cost for fiscal 2005. However, the decrease in the discount rate assumption during fiscal 2004 will cause an offsetting increase in net pension cost for 2005.

         Accruals for Self-insurance Reserves.

        Accruals for self-insurance reserves (including workers’ compensation, auto and employee medical) are determined based on historical payment trends and claims history, along with current and estimated future economic conditions.

         The Company is self-insured for professional liability claims arising in the normal course of business, generally related to the testing and reporting of laboratory test results. The Company records an accrual for such claims payable and claims incurred but not reported based on an actuarial assessment of the accrual driven by frequency and amounts of claims, which is performed at least annually.

        While management believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company’s Audit Committee periodically reviews the Company’s significant accounting policies. See “Note 1 to the Consolidated Financial Statements” for further discussion of significant accounting policies.

(37)

      Income Taxes.

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

(38)

FORWARD-LOOKING STATEMENTS

        The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company’s other public filings, press releases and discussions with Company management, including:

1.	changes in federal, state, local and third party payer regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing;

2.	adverse results from investigations of clinical laboratories by the government, which may include significant monetary damages and/or exclusion from the Medicare and Medicaid programs;

3.	loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid or other federal, state or local agencies;

4.	failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act which may result in penalties and loss of licensure;

5.	failure to comply with HIPAA, which could result in significant fines;

6.	failure of third party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, could result in an interruption in the Company’s cash flow;

7.	increased competition, including price competition;

8.	changes in payer mix, including an increase in capitated managed-cost health care or the impact of a shift to consumer driven health plans;

9.	failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

10.	failure to integrate newly acquired businesses and the cost related to such integration;

11.	adverse results in litigation matters;

12.	inability to attract and retain experienced and qualified personnel;

13.	failure to maintain the Company’s days sales outstanding levels;

14.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

(39)

15.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

16.	inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

17.	inability to obtain and maintain adequate patent and other proprietary rights protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

18.	the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

19.	failure in the Company’s information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology and connectivity requirements;

20.	liabilities that result from the inability to comply with new Corporate governance requirements; and

21.	failure by the Company to comply with the Sarbanes-Oxley Act of 2002, including Section 404 of that Act which requires management to report on, and our independent registered public accounting firm to attest to and report on, our internal controls.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has included in the past, the use of derivative financial instruments such as interest rate swap agreements. The Company had an interest rate swap agreement with a major financial institution, solely to manage its interest rate exposure on $175.0 million of its 5 ½% senior notes. This swap agreement was terminated during June 2003 and the Company received net proceeds of $5.3 million. Although, as set forth below, the Company’s zero coupon-subordinated notes contain features that are considered to be embedded derivative instruments, the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.

The Company’s zero coupon-subordinated notes contain the following two features that are considered to be embedded derivative instruments under SFAS No. 133:

1)	The Company will pay contingent cash interest on the zero coupon-subordinated notes after September 11, 2006, if the average market price of the notes equals 120% or more of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for a specified measurement period.

2)	Holders may surrender zero coupon-subordinated notes for conversion during any period in which the rating assigned to the zero coupon-subordinated notes by Standard & Poor’s Ratings Services is BB- or lower.

        Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2004.

(40)

        Borrowings under the Company’s revolving credit facility are subject to variable interest rates, unless fixed through interest rate swap or other agreements.

        Two of the Company’s joint venture partnerships operate in Canada and remit the Company’s share of partnership income in Canadian Dollars. Accordingly, the cash flow received from these affiliates is subject to a certain amount of foreign currency exchange risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Index on Page F-1 of the Financial Report included herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

        The Company management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein with its report immediately preceding our audited financial statements.

Item 9B. Other Information

Not Applicable.

(41)

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by the item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2005 (the “2005 Proxy Statement”) under the caption “Election of Directors.” Information regarding executive officers is set forth in Item 1 of the 2005 Proxy Statement under the caption “Executive Officers.”

Code of Ethics, Experts on Audit Committee

        In October 2002, the Board of Directors adopted an updated set of Corporate Governance Guidelines (the “Guidelines). The Guidelines address a number of topics, including director independence, Board and Committee self-assessment, retirement, evaluation of the Chief Executive Officer, composition of the Board and succession planning. The Nominating and Corporate Governance Committee reviews the Guidelines on a regular basis and any proposed additions or amendments to the Guidelines are submitted to the Board for its consideration.

        In December 2003, the Board adopted the Company’s updated Code of Business Conduct and Ethics (the “Code”). The Code is a code of business conduct and ethics applicable to all directors, officers and employees of the Company, including its Chief Executive Officer and its Chief Financial Officer, Controller and other senior financial officers. The Code sets forth Company policies and expectations on a number of topics, including but not limited to, conflicts of interest, confidentiality, compliance with laws (including insider trading laws), preservation and use of Company assets, and business ethics. The Code also sets forth procedures for communicating and handling any potential conflict of interest (or the appearance of any conflict of interest) involving directors or executive officers, and for the confidential communication and handling of issues regarding accounting, internal controls and auditing matters. The Company regularly reviews the Code and proposed additions or amendments to the Code are considered and subject to approval by the Board.

        In order to provide stockholders with greater knowledge regarding the Board’s processes, the Guidelines and the Code adopted by the Board of Directors are posted on the Company’s website at www.labcorp.com. In addition, any waivers or amendments to the Code will be posted on the Company’s website.

        The Company has carefully reviewed its Guidelines and Code and believes that they comply with the provisions of the Sarbanes-Oxley Act of 2002, the rules of the Commission, and the NYSE’s new corporate governance listing standards regarding corporate governance policies and processes.

        The Audit Committee of the Board of Directors further concluded that Wendy E. Lane has been identified as an “audit committee financial expert” as defined by Commission rules and each has the “accounting or related financial management expertise” required by the Listing Standards.

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the 2005 Proxy Statement under the caption “Executive Compensation.”

(42)

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See “Note 18 to the Consolidated Financial Statements” for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference in the information under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2005 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the 2005 Proxy Statement under the caption “Principal Accountant Fees and Services.”

(43)

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     List of documents filed as part of this Report:

(1)	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm included herein: See Index on page F-1

(2)	Financial Statement Schedules:

  See Index on page F-1

  All other schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements or notes thereto.

(3)	Index to and List of Exhibits Exhibits:

Exhibits 10.2 through 10.4 and 10.9 through 10.19 are management contracts or compensatory plans or arrangements.

3.1 -	Amended and Restated Certificate of Incorporation of the Company dated May 24, 2001 (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

3.2 -	Amended and Restated By-Laws of the Company dated April 28, 1995 (incorporated herein by reference to the Company’s report on Form 8-K, filed with the Commission on May 12, 1995).

4.1 -	Specimen of the Company’s Common Stock Certificate (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2 -	Indenture dated September 11, 2001 between the Company and Bank of New York, as trustee (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

4.3 -	Registration Rights Agreement dated September 11, 2001 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

4.4 -	Rights Agreement dated December 13, 2001 between the Company and American Stock Transfer & Trust Company, as rights Agent (incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Commission on December 21, 2001, File No. 001-11353).

4.5 -	Indenture dated as of January 31, 2003 between the Company and Wachovia Bank, National Association, as trustee (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

(44)

4.6 -	Registration Rights Agreement, dated as of January 28, 2003 between the Company and the Initial Purchasers (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

10.1 -	National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.2 -	Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended September 30, 2004).

10.3 -	First Amendment to the Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended September 30, 2004).

10.4* -	Second Amendment to the Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan .

10.5 -	National Health Laboratories 1988 Stock Option Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed with the Commission on July 9, 1990, File No. 33-35782).

10.6 -	National Health Laboratories 1994 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on August 12, 1994, File No. 33-55065).

10.7 -	Laboratory Corporation of America Holdings Master Senior Executive Severance Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8 -	Laboratory Corporation of America Holdings Senior Executive Transition Policy (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2004).

10.9 -	Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the May 12, 1995 Form 8-K).

10.10* -	$350 Million Credit Agreement dated January 13, 2005 among the Company, the lenders named therein and Credit Suisse First Boston and UBS Securities LLC, as Co-Lead Arrangers.

10.11 -	Laboratory Corporation of America Holdings 1995 Stock Plan for Non-Employee Directors dated September 26, 1995 (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on September 26, 1995, File No. 33-62913).

10.12 -	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to the Company’s 1997 Annual Proxy Statement, filed with the Commission on June 6, 1997).

10.13 -	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to Annex I of the Company’s 2001 Annual Proxy Statement, filed with the Commission on April 25, 2001).

10.14 -	Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Annex I of the Company’s Registration Statement on Form S-8 filed with the Commission on December 13, 1996, File No. 333-17793).

10.15 -	Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on January 10, 2000, File No. 333-94331).

(45)

10.16 -	Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on May 26, 2004, File No. 333-115905).

10.17 -	Laboratory Corporation of America Holdings Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company’s 1999 Annual Proxy Statement filed with the Commission of May 3, 1999).

10.18 -	Laboratory Corporation of America Holdings 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 5, 2000, File No. 333-38608).

10.19 -	Amendments to the 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 19, 2002, File No. 333-90764).

10.20 -	Dynacare Inc., Amended and Restated Employee Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on August 7, 2002, File No. 333-97745).

10.21 -	DIANON Systems, Inc. 1996 Stock Incentive Plan, DIANON Systems, Inc. 1999 Stock Incentive Plan, DIANON Systems, Inc. 2000 Stock Incentive Plan, DIANON Systems, Inc. 2001 Stock Incentive Plan, and UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on January 21, 2003, File No. 333-102602.

10.22* -	Laboratory Corporation of America Holdings Deferred Compensation Plan.

10.23* -	First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan.

21* -	List of Subsidiaries of the Company

23.1* -	Consent of PricewaterhouseCoopers LLP

24.1* -	Power of Attorney of Jean-Luc Belingard

24.2* -	Power of Attorney of Wendy E. Lane

24.3* -	Power of Attorney of Robert E. Mittelstaedt, Jr.

24.4* -	Power of Attorney of Arthur H. Rubenstein

24.5* -	Power of Attorney of Andrew G. Wallace, M.D.

24.6* -	Power of Attorney of Craig M. Watson

24.7* -	Power of Attorney of M. Keith Weikel

31.1* -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2* -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32* -	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Filed herewith.

(46)

S I G N A T U R E S

LABORATORY CORPORATIONOF AMERICA HOLDINGS
Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/THOMAS P. MAC MAHON
Thomas P. Mac Mahon Chairman of the Board, President and Chief Executive Officer
Dated: March 1, 2005

(47)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 1, 2005 in the capacities indicated.

Signature	Title

/s/THOMAS P. MAC MAHON Thomas P. Mac Mahon	Chairman of the Board President and Chief Executive Officer (Principle Executive Officer)

/s/ WESLEY R. ELINGBURG Wesley R. Elingburg	Executive Vice President, Chief Financial Officer Executive Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JEAN-LUC BELINGARD* Jean-Luc Belingard	Director

/s/ WENDY E. LANE* Wendy E. Lane	Director

/s/ ROBERT E. MITTELSTAEDT, JR.* Robert E. Mittelstaedt, Jr.	Director

/s/ ARTHUR H. RUBENSTEIN* Arthur H. Rubenstein	Director

/s/ ANDREW G. WALLACE, M.D.* Andrew G. Wallace, M.D.	Director

/s/ CRAIG M. WATSON* Craig M. Watson	Director

/s/ M. KEITH WEIKEL* M. Keith Weikel	Director

* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:/s/ BRADFORD T. SMITH Bradford T. Smith Attorney-in-fact	Director

(48)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE

(F-1)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Laboratory Corporation of America Holdings:

        We have completed an integrated audit of Laboratory Corporation of America Holdings’ 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that

(F-2)

receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 1, 2005

(F-3)

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Per Share Data)

	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$186.8	$103.0
Short-term investments	20.0	20.0
Accounts receivable, net	441.4	432.5
Supplies inventories	61.5	47.0
Prepaid expenses and other	29.2	36.3
Deferred income taxes	1.1	19.1

Total current assets	740.0	657.9

Property, plant and equipment, net	360.0	361.3
Goodwill	1,300.4	1,285.9
Intangible assets, net	557.0	571.4
Investments in joint venture partnerships	548.5	505.3
Other assets, net	95.0	33.1

Total assets	$3,600.9	$3,414.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85.3	$73.0
Accrued expenses and other	215.4	176.1
Zero coupon-subordinated notes	--	523.2
Current portion of long-term debt	0.1	0.3

Total current liabilities	300.8	772.6

Zero coupon-subordinated notes	533.7	--
5 1/2% senior notes	353.4	353.8
Long-term debt, less current portion	2.2	2.5
Capital lease obligations	2.9	4.4
Deferred income taxes	321.0	273.4
Other liabilities	87.6	112.3

Total liabilities	1,601.6	1,519.0

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 30.0 shares authorized;
shares issued: none	--	--
Common stock, $0.10 par value; 265.0 shares authorized;
150.7 and 148.9 shares issued and outstanding
at December 31, 2004 and December 31, 2003, respectively	15.1	14.9
Additional paid-in capital	1,504.1	1,440.9
Retained earnings	950.1	587.1
Treasury stock, at cost; 14.5 and
5.5 shares at December 31, 2004
and December 31, 2003, respectively	(544.2)	(159.3)
Unearned restricted stock compensation	(7.5)	(22.4)
Accumulated other comprehensive earnings	81.7	34.7

Total shareholders' equity	1,999.3	1,895.9

Total liabilities and shareholders' equity	$3,600.9	$3,414.9

The accompanying notes are an integral part of these consolidated financial statements.

(F-4)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,

	2004	2003	2002

Net sales	$3,084.8	$2.939.4	$2,507.7
Cost of sales	1,795.5	1,714.8	1,445.9

Gross profit	1,289.3	1,224.6	1,061.8

Selling, general and administrative expenses	649.1	651.8	585.5
Amortization of intangibles and other assets	42.7	37.6	23.8
Restructuring and other special charges	(0.9)	1.5	17.5

Operating income	598.4	533.7	435.0

Other income (expenses):
Interest expense	(36.1)	(40.9)	(19.2)
Income from joint venture partnerships, net	51.3	43.7	13.4
Investment income	3.5	5.1	3.7
Other, net	(1.8)	(1.2)	(0.6)

Earnings before income taxes	615.3	540.4	432.3

Provision for income taxes	252.3	219.4	177.7

Net earnings	$363.0	$321.0	$254.6

Basic earnings per common share	$2.60	$2.23	$1.78

Diluted earnings per common share	$2.45	$2.11	$1.69

The accompanying notes are an integral part of these consolidated financial statements.

(F-5)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings

BALANCE AT DECEMBER 31, 2001	141.1	$14.2	$1,081.7	$11.5
Comprehensive earnings:
Net earnings	--	--	--	254.6
Other comprehensive loss:
Foreign currency translation adjustments	--	--	--	--
Minimum pension liability adjustment	--	--	--	--
Tax effect of other comprehensive
loss adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	1.7	0.1	18.2	--
Issuance of restricted stock awards	--	--	40.9	--
Surrender of restricted stock awards	--	--	--	--
Issuance of common stock and assumption of stock options in connection with acquisition, (net of forfeitures)	5.0	0.5	249.7	--
Amortization of unearned restricted stock compensation	--	--	--	--
Income tax benefit from stock options exercised	--	--	16.0	--

BALANCE AT DECEMBER 31, 2002	147.8	14.8	1,406.5	266.1
Comprehensive earnings:
Net earnings	--	--	--	321.0
Other comprehensive loss:
Foreign currency translation adjustments	--	--	--	--
Minimum pension liability adjustment	--	--	--	--
Tax effect of other comprehensive
loss adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	1.1	0.1	21.3	--
Issuance of restricted stock awards	--	--	0.2	--
Cancellation of restricted stock awards	--	--	(1.1)	--
Amortization of unearned
restricted stock compensation	--	--	--	--
Income tax benefit from stock options exercised	--	--	5.5	--
Assumption of vested stock options
in connection with acquisition	--	--	8.5	--
Purchase of common stock	--	--	--	--

BALANCE AT DECEMBER 31, 2003	148.9	14.9	1,440.9	587.1
Comprehensive earnings:
Net earnings	--	--	--	363.0
Other comprehensive loss:
Foreign currency translation adjustments	--	--	--	--
Minimum pension liability adjustment	--	--	--	--
Tax effect of other comprehensive
loss adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	1.8	0.2	51.5	--
Issuance of restricted stock awards	--	--	0.7	--
Cancellation of restricted stock awards	--	--	(0.1)	--
Amortization of unearned
restricted stock compensation	--	--	--	--
Income tax benefit from stock options exercised	--	--	11.1	--
Purchase of common stock	--	--	--	--

BALANCE AT DECEMBER 31, 2004	150.7	$15.1	$1,504.1	$950.1

(F-6)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

		Unearned	Accumulated
		Restricted	Other	Total
	Treasury	Stock	Comprehensive	Shareholders'
	Stock	Compensation	Earnings(loss)	Equity

BALANCE AT DECEMBER 31, 2001	$--	$(13.2)	$(8.8)	$1,085.4
Comprehensive earnings:
Net earnings	--	--	--	254.6
Other comprehensive loss:
Foreign currency translation adjustments	--	--	2.3	2.3
Minimum pension liability adjustment	--	--	(43.2)	(43.2)
Tax effect of other comprehensive loss adjustments	--	--	19.8	19.8

Comprehensive earnings				233.5
Issuance of common stock	--	--	--	18.3
Issuance of restricted stock awards	--	(40.9)	--	--
Surrender of restricted stock awards	(4.4)	--	--	(4.4)
Issuance of common stock and assumption of stock options in connection with acquisition, (net of forfeitures)	--	(1.6)	--	248.6
Amortization of unearned restricted stock compensation	--	14.3	--	14.3
Income tax benefit from stock options exercised	--	--	--	16.0

BALANCE AT DECEMBER 31, 2002	(4.4)	(41.4)	(29.9)	1,611.7
Comprehensive earnings:
Net earnings	--	--	--	321.0
Other comprehensive loss:
Foreign currency translation adjustments	--	--	87.8	87.8
Minimum pension liability adjustment	--	--	19.6	19.6
Tax effect of other comprehensive
loss adjustments	--	--	(42.8)	(42.8)

Comprehensive earnings				385.6
Issuance of common stock	--	--	--	21.4
Issuance of restricted stock awards	--	(0.2)	--	--
Cancellation of restricted stock awards	--	1.1	--	--
Amortization of unearned
restricted stock compensation	--	18.1	--	18.1
Income tax benefit from stock options exercised	--	--	--	5.5
Assumption of vested stock options
in connection with acquisition	--	--	--	8.5
Purchase of common stock	(154.9)	--	--	(154.9)

BALANCE AT DECEMBER 31, 2003	(159.3)	(22.4)	34.7	1,895.9
Comprehensive earnings:
Net earnings	--	--	--	363.0
Other comprehensive loss:
Foreign currency translation adjustments	--	--	40.3	40.3
Minimum pension liability adjustment	--	--	35.6	35.6
Tax effect of other comprehensive
loss adjustments	--	--	(28.9)	(28.9)

Comprehensive earnings				410.0
Issuance of common stock	--	--	--	51.7
Issuance of restricted stock awards	--	(0.7)	--	--
Surrender of restricted stock awards	(6.8)	--	--	(6.8)
Cancellation of restricted stock awards	--	0.1	--	--
Amortization of unearned
restricted stock compensation	--	15.5	--	15.5
Income tax benefit from stock options exercised	--	--	--	11.1
Purchase of common stock	(378.1)	--	--	(378.1)

BALANCE AT DECEMBER 31, 2004	(544.2)	$(7.5)	$81.7	$1,999.3

        The accompanying notes are an integral part of these consolidated financial statements.

(F-7)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$363.0	$321.0	$254.6
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	138.8	135.6	101.8
Stock compensation	15.5	18.1	14.3
Loss on sale of assets	1.0	0.2	0.6
Accreted interest on zero coupon-
subordinated notes	10.5	10.3	10.1
Cumulative earnings in excess of
distribution from joint venture partnerships	(3.5)	(5.7)	--
Deferred income taxes	38.9	86.3	28.9
Change in assets and liabilities (net of
effects of acquisitions):
(Increase)decrease in accounts receivable, net	(8.9)	(6.0)	11.1
Increase in inventories	(13.7)	(0.1)	(1.5)
Decrease(increase) in prepaid expenses and other	7.0	(8.5)	(12.5)
Increase(decrease) in accounts payable	12.3	(15.6)	(7.8)
Increase(decrease) in accrued expenses and other	(22.8)	28.7	45.3

Net cash provided by operating activities	538.1	564.3	444.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95.0)	(83.6)	(74.3)
Proceeds from sale of assets	1.8	1.0	1.8
Deferred payments on acquisitions	(6.7)	(17.7)	(21.0)
Proceeds from sale of marketable securities	--	50.4	--
Distributions from joint venture partnerships
in excess of cumulative earnings	--	1.9	1.5
Purchases of short-term investments	(35.0)	(20.0)	--
Proceeds from sale of short-term investments	35.0	--	--
Acquisition of licensing technology	(7.9)	(15.0)	(15.0)
Acquisition of business, net of cash acquired	(32.1)	(647.5)	(261.9)

Net cash used for investing activities	(139.9)	(730.5)	(368.9)

(continued)

(F-8)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	$--	$350.0	$--
Payments on bridge loan	--	(350.0)	--
Proceeds from credit facilities	--	275.0	330.0
Payments on credit facilities	--	(275.0)	(330.0)
Proceeds from senior note offering	--	350.0	--
Payments on other long-term debt	(0.4)	(0.7)	(204.6)
Payment of debt issuance costs	--	(7.3)	(3.2)
Termination of interest rate swap agreements	--	5.3	19.6
Payments on long-term lease obligations	(1.5)	(1.1)	(1.1)
Purchase of common stock	(368.1)	(154.9)	--
Net proceeds from issuance of stock to employees	56.3	21.0	18.2

Net cash provided by(used for) financing activities	(313.7)	212.3	(171.1)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.5	2.3

Net increase(decrease) in cash and cash equivalents	83.8	46.6	(92.8)
Cash and cash equivalents at beginning of period	103.0	56.4	149.2

Cash and cash equivalents at end of year	$186.8	$103.0	$56.4

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$19.3	$12.1	$1.5
Income taxes, net of refunds	170.7	107.9	135.0

Disclosure of non-cash financing and investing activities:
Issuance of restricted stock awards	0.7	0.2	40.9
Assumption of vested stock options in connection with acquisitions	--	8.5	5.0
Surrender of restricted stock awards	6.8	--	4.4
Issuance of common stock in acquisitions	--	--	245.6
Accrued repurchases of common stock	10.0	--	--

The accompanying notes are an integral part of these consolidated financial statements.

(F-9)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

        Laboratory Corporation of America Holdings with its subsidiaries (the “Company”) is the second largest independent clinical laboratory company in the United States based on 2004 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

        Since its founding in 1971, the Company has grown into a network of 32 primary laboratories and over 1,300 service sites consisting of branches, patient service centers and STAT laboratories. With approximately 23,500 employees, the Company processes tests on more than 355,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico and two provinces in Canada. The Company operates in one business segment.

        The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company owns greater than 20%, and therefore exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the Company’s Board of Directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the consolidated financial statements.

        On January 17, 2003, the Company completed the acquisition of Dianon, a leading provider of anatomic pathology and oncology testing services. On July 25, 2002, the Company completed the acquisition of Dynacare, a provider of clinical laboratory testing services. Disclosure of certain business combination transactions is included in Notes 2 and 3 – Business Acquisitions.

        The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in “Accumulated other comprehensive earnings”.

Cash Equivalents:

        Cash equivalents (primarily investments in money market funds, time deposits, commercial paper and Eurodollars which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market.

Short-Term Investments:

        Short-term investments (U.S. Government Agency securities with original maturities between six and twelve months) are carried at cost which approximates market. It is the intent of the Company to hold these investments until they mature or are called by the issuer.

Inventories:

        Inventories, consisting primarily of purchased laboratory supplies, are stated at the lower of cost (first-in, first-out) or market.

(F-10)

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

        The Company’s zero coupon-subordinated notes contain the following two features that are considered to be embedded derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”:

1)	The Company will pay contingent cash interest on the zero coupon subordinated notes after September 11, 2006, if the average market price of the notes equals 120% or more of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for a specified measurement period.

2)	Holders may surrender zero coupon-subordinated notes for conversion during any period in which the rating assigned to the zero coupon-subordinated notes by Standard & Poor’s Ratings Services is BB- or lower.

        Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2004 and 2003.

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

(F-11)

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

Fair Value of Financial Instruments:

        The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero coupon-subordinated notes, based on market pricing, was approximately $501.3 and $465.6 as of December 31, 2004 and 2003, respectively.

Concentration of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

        The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., were approximately $170.7 at December 31, 2004. Cash equivalents at December 31, 2004, totaled $157.0, which includes amounts invested in treasury bills and short-term bonds.

        Substantially all of the Company’s accounts receivable are with companies and individuals in the health care industry. However, concentrations of credit risk are limited due to the number of the Company’s clients as well as their dispersion across many different geographic regions.

        Accounts receivable balances (gross) from Medicare and Medicaid were $107.9 and $100.4 at December 31, 2004 and 2003, respectively.

Revenue Recognition:

        Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including the Managed Care, and Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2004, 2003 and 2002, approximately 20%, 19%, and 16%, respectively of the Company’s revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. The Company has capitated agreements with certain managed care customers and recognizes related revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. In 2004, 2003 and 2002, approximately 4%, 4%, and 5%, respectively of the Company’s revenues were derived from these capitated agreements.

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

(F-12)

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

Stock Compensation Plans:

        The Company accounts for its employee stock option plans using the intrinsic method under APB Opinion No. 25 and related Interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The Company’s employee stock purchase plan is also accounted for under APB Opinion No. 25 and is treated as non-compensatory.

        The Company applies the provisions of APB Opinion No. 25 in accounting for its employee stock option and stock purchase plans and, accordingly, no compensation cost has been recognized for these plans in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in SFAS No. 123, the impact on the Company’s net earnings on a pro forma basis is indicated below:

	Years Ended December 31,

	2004	2003	2002

Net earnings, as reported	$363.0	$321.0	$254.6
Add: Restricted stock-based compensation under APB 25, net of related tax effects	9.1	10.7	8.4
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(29.9)	(35.9)	(29.1)

Pro-forma net income	$342.2	$295.8	$233.9

Basic earnings per common share As reported	2.60	2.23	1.78
Pro forma	2.45	2.05	1.64
Diluted earnings per common share As reported	2.45	2.11	1.69
Pro forma	2.27	1.91	1.52

        The pro forma weighted average fair values at date of grant for options issued during 2004, 2003 and 2002 were $13.66, $13.43 and $23.50 respectively, and were estimated using the Black-Scholes option pricing model. Weighted average assumption for the expected life in years were 3 years, 7 years and 7

(F-13)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

years for the years ended December 31, 2004, 2003 and 2002 respectively. Weighted average assumptions for the volatility and dividend yield were .5 and 0% for each of the three years ended December 31, 2004. Interest rate assumptions were 3.5%, 3.2% and 3.0% for the years ended December 31, 2004, 2003 and 2002, respectively. Compensation cost for restricted stock awards is recorded by allocating their aggregate grant date fair value over their vesting period.

Earnings per Share:

        Basic earnings per share is computed by dividing net earnings, less preferred stock dividends and accretion, by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, and shares issuable upon conversion of zero-coupon subordinated notes.

        The following represents a reconciliation of basic earnings per share to diluted earnings per share: (shares in millions)

	2004			2003			2002

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$363.0	139.4	$2.60	$321.0	144.0	$2.23	$254.6	142.8	$1.78

Stock options	--	0.9		--	0.4		--	0.6
Restricted stock awards	--	0.4		--	0.3		--	0.8
Interest on convertible debt, net of tax	6.2	10.0		6.0	10.0		6.0	10.0

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$369.2	150.7	$2.45	$327.0	154.7	$2.11	$260.6	154.2	$1.69

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,

	2004	2003	2002

Stock options	1.5	3.9	2.0

        In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Under the EITF’s conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether or not the contingency has been met. Historically the Company followed the guidance of paragraph 30 of SFAS No. 128, “Earnings Per Share”, and excluded contingently convertible shares relating to its zero coupon – subordinated notes from its calculations of diluted earnings per share. The EITF consensus supersedes the accounting under SFAS No. 128 and, accordingly, the Company has adopted the provisions of EITF No 04-8 for its zero coupon-subordinated notes — including the retroactive restatement of all diluted earnings per share calculations for all periods presented. Diluted earnings per share as previously stated were $2.22, and $1.77 for the years ended 2003 and 2002, respectively. Diluted weighted average shares outstanding were 144.8 and 144.2 for 2003 and 2002, respectively.

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

(F-14)

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

        Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is determined by the Company at the level for which there are identifiable cash flows by a comparison of the carrying amount of the assets to future undiscounted net cash flows before interest expense and income taxes expected to be generated by the assets. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (based on market prices in an active market or on discounted cash flows). Assets to be disposed of are reported at the lower of the carrying amount or fair value.

        The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no instances of impairment as of December 31, 2004.

Intangible Assets:

        Prior to July 1, 2001, the cost of acquired businesses in excess of the fair value of net assets acquired was recorded as goodwill and amortized on the straight-line basis ranging from 20 to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. This standard requires that goodwill and other intangibles that are acquired in business combinations and that have indefinite useful lives are not to be amortized and are to be reviewed for impairment annually based on an assessment of fair value. Other intangibles (patents and technology, customer lists and non-compete agreements), are amortized on a straight-line basis over the expected periods to be benefited, such as legal life for patents and technology, 10 to 25 years for customer lists and contractual lives for non-compete agreements. With the adoption of SFAS No. 142, the Company reassessed the useful lives of these intangible assets and determined that no changes were necessary.

Research and Development:

        In August 2003, the Company formed a new, majority-owned subsidiary with a former owner of the Company’s subsidiary, National Genetics Institute, Inc. In conjunction with the formation of this subsidiary, the principals entered into a two-year joint venture agreement whereby the Company will fund a total of $3.0 for research and development efforts to be conducted on behalf of the newly formed subsidiary. It is the Company’s policy to expense all research and development costs when incurred. As of December 31, 2004, the Company had incurred approximately $1.4 in costs associated with this venture.

Reclassifications:

        Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year presentation. In connection with the preparation of these financial statements, we concluded that it was appropriate to classify certain securities with original maturities exceeding three months as short- term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in a separate line item on our Consolidated Balance Sheet as of December 31, 2003. We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the period ended December 31, 2003, to reflect the gross purchases of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

(F-15)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

2.     BUSINESS ACQUISITION – DIANON SYSTEMS, INC.

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

        The following table summarizes the Company’s purchase price allocation related to the acquisition of DIANON based on the fair value of the assets acquired and liabilities assumed on the acquisition date.

Fair Values as of January 17, 2003

Current assets	$87.7
Property, plant and equipment	28.3
Goodwill	355.5
Identifiable intangible assets	271.5
Other assets	3.0

Total assets acquired	746.0

Current liabilities	$33.1
Other liabilities	108.4

Total liabilities assumed	141.5

Net assets acquired	604.5

        As a result of this acquisition, the Company recorded an addition to non-deductible goodwill of approximately $355.5, an addition to customer lists of approximately $227.8 (expected period of benefit of 30 years, non-deductible for tax) and an addition to trade names of approximately $43.7 (expected period of benefit of 15 years, non-deductible for tax).

        The Company believes that it is now in a position nationally to offer to both primary care physicians and specialists such as oncologists, urologists and gastroenterologists, the broadest range of leading-edge anatomic, genomic and clinical testing technology for the large and rapidly growing cancer diagnostic market.

3. BUSINESS ACQUISITION – DYNACARE INC.

        On July 25, 2002, the Company completed the acquisition of all of the outstanding stock of Dynacare Inc. in a combination cash and stock transaction with a combined value of approximately $496.4 including transaction costs. The Company also converted approximately 553,958 unvested Dynacare stock options into 297,013 unvested Company options to acquire shares of the Company at terms comparable to those under the predecessor Dynacare plan. This conversion of outstanding unvested options increased the non-cash consideration of the transaction by approximately $5.0 and resulted in the recording of initial deferred

(F-16)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

compensation of approximately $2.5. In conjunction with this acquisition, the Company repaid Dynacare’s existing $204.4 of senior subordinated unsecured notes, including a call premium of approximately $7.0. The transaction was financed by issuing approximately 4.9 million shares of the Company’s common stock, valued at approximately $245.6, assuming unvested Dynacare options valued at $5.0, and using $245.8 in available cash and the proceeds of a $150.0 bridge loan and borrowings of $50.0 under the Company’s $300.0 senior credit facilities.

        The Company terminated a number of interest rate swap agreements related to Dynacare’s existing senior subordinated unsecured notes. The $19.6 the Company received upon termination of these swap agreements was included in the estimated fair value of the net assets acquired as of July 25, 2002.

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

        The following table summarizes the Company’s purchase price allocation related to the acquisition of Dynacare based on the fair value of the assets acquired and liabilities assumed on the acquisition date.

Fair Values as of July 25, 2002

Current assets	$100.2
Property, plant and equipment	48.0
Goodwill	173.3
Identifiable intangible assets	52.5
Investment in joint venture partnerships	402.1
Other assets	23.2
Deferred compensation	2.5

Total assets acquired	801.8

Current liabilities	$268.1
Long-term debt	12.9
Other liabilities	24.4

Total liabilities assumed	305.4

Net assets acquired	$496.4

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

(F-17)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The following unaudited pro forma combined financial information for the years ended December 31, 2003 and 2002 assumes that the DIANON and Dynacare, Inc. acquisitions which were closed by the Company on January 17, 2003 and July 25, 2002, respectively, were acquired at the beginning of each period presented.

	Year Ended December 31,

	2003	2002

Net sales	$2,947.4	$2,867.7
Net earnings	321.1	255.3

Diluted earnings per common share	$2.22	$1.73

4. INVESTMENTS IN JOINT VENTURE PARTNERSHIPS

        At December 31, 2004 (as a result of the Dynacare acquisition) the Company had investments in the following joint venture partnerships:

Location	Net Investment	Percentage Interest Owned

Milwaukee, Wisconsin	$3.4	50.00%
Ontario, Canada	$493.0	72.99%
Alberta, Canada	$52.1	43.37%

        Each of the joint venture agreements that govern the conduct of business of these partnerships mandates unanimous agreement between partners on all major business decisions as well as providing other participating rights to each partner. These partnerships, including the Ontario, Canada partnership, are accounted for under the equity method of accounting, as the Company does not have control of these three partnerships, due to the participating rights afforded to all partners in each agreement The Company has no material obligations or guarantees to, or in support of, these unconsolidated joint ventures and their operations.

        Condensed financial information for the Ontario, Canada equity affiliate as of December 31, 2004 and 2003 and for years then ended are as follows:

	2004	2003

As of December 31:
Current assets	$27.5	$20.8
Other assets	109.3	99.2

Total assets	$136.8	$120.0

Total liabilities	16.5	14.5
Shareholders' equity	120.3	105.5

Total liabilities and shareholders' equity	$136.8	$120.0

For the period January 1 - December 31:
Net sales	$158.2	$133.9
Gross profit	$87.3	$74.0
Net earnings	$57.1	$48.5

5. INTEGRATION OF DYNACARE AND DIANON

        During the third quarter of 2002, the Company finalized its plan related to the integration of Dynacare’s U.S. operations into the Company’s service delivery network. The plan focuses on reducing redundant facilities, while maintaining a focus on providing excellent customer service. A reduction in staffing will occur as the Company executes the integration plan and consolidates duplicate or overlapping functions and

(F-18)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

facilities.     Employee groups being affected as a result of this plan include those involved in the collection and testing of specimens, as well as administrative and other support functions.

        In connection with the Dynacare integration plan, the Company recorded $14.6 of costs associated with the execution of the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of the total costs indicated above, $12.1 related to actions that impact the employees and operations of Dynacare, and was accounted for as a cost of the Dynacare acquisition and included in goodwill. Of the $12.1, $6.0 related to employee severance benefits for approximately 722 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment. In addition, the Company recorded restructuring expense of $2.5, relating to integration costs of actions that impact the Company’s existing employees and operations. Of this amount $1.0 related to employee severance benefits for approximately 78 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment.

        The Company also recorded a special bad debt provision of approximately $15.0 related to the acquired Dynacare accounts receivable balance. This provision, based on Company experience, was made in anticipation of changes in staffing and collection procedures that will occur as the Company converts Dynacare customers to LabCorp’s billing system and related customer service organization.

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

6. RESTRUCTURING AND NON-RECURRING CHARGES

        The following represents the Company’s restructuring activities for each of the years in the three years ended December 31, 2004

	Severance Costs	Lease and Other Facility Costs	Total

Balance at January 1, 2002	$0.2	$15.8	$16.0
Dynacare integration	7.0	7.6	14.6
Reclassification non-cash items	--	(1.2)	(1.2)
Cash payments	(1.4)	(1.9)	(3.3)

Balance at December 31, 2002	5.8	20.3	26.1
Dianon integration	8.1	12.7	20.8
Restructuring charges	4.6	1.8	6.4
Restructuring adjustments	(0.8)	(4.1)	(4.9)
Cash payments	(13.7)	(3.9)	(17.6)

Balance at December 31, 2003	4.0	26.8	30.8
Reclassification non-cash items	(1.8)	(4.8)	(6.6)
Restructuring adjustments	--	(0.9)	(0.9)
Acquisition integration	1.2	3.2	4.4
Cash payments	(2.8)	(2.9)	(5.7)

Balance at December 31, 2004	0.6	21.4	22.0

Current			$6.0
Non-current			16.0

			$22.0

(F-19)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

7. ACCOUNTS RECEIVABLE, NET

	December 31, 2004	December 31, 2003

Gross accounts receivable	$578.5	$565.6
Less allowance for doubtful accounts	(137.1)	(133.1)

	$441.4	$432.5

        The provision for doubtful accounts was $192.7, $214.2 and $214.9 in 2004, 2003 and 2002 respectively.

8. PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2004	December 31, 2003

Land	$14.2	$15.3
Buildings and building improvements	90.8	90.4
Machinery and equipment	353.2	322.2
Software	153.0	151.3
Leasehold improvements	82.0	81.1
Furniture and fixtures	19.3	17.5
Construction in progress	44.1	28.4
Buildings under capital leases	5.4	5.4
Equipment under capital leases	2.2	2.2

	764.2	713.8

Less accumulated depreciation and amortization of capital leases	(404.2)	(352.5)

	$360.0	$361.3

        Depreciation expense and amortization of capital lease assets was $93.0, $91.6 and $73.0 for 2004, 2003 and 2002, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill (net of accumulated amortization) for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Balance as of January 1	$1,285.9	$910.1
Goodwill acquired during the year	17.1	388.7
Adjustments to goodwill	(2.6)	(12.9)

Goodwill, net	$1,300.4	$1,285.9

(F-20)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The components of identifiable intangible assets are as follows:

	December 31, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$596.3	$(148.0)	$582.5	$(118.1)
Patents, licenses and technology	79.6	(18.3)	67.2	(11.1)
Non-compete agreements	25.2	(20.3)	23.0	(18.1)
Trade name	49.4	(6.9)	49.6	(3.6)

	$750.5	$(193.5)	$722.3	$(150.9)

        Amortization of intangible assets was $42.6, $37.6 and $23.8 in 2004, 2003 and 2002, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $43.6 in fiscal 2005, $42.2 in fiscal 2006, $40.6 in fiscal 2007, $38.4 in fiscal 2008, $37.5 in fiscal 2009, and $354.7 thereafter.

        The Company paid approximately $7.9 in 2004 and $15.0 in 2003 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. These amounts are being amortized over the life of the licensing agreements.

10. ACCRUED EXPENSES AND OTHER

	December 31, 2004	December 31, 2003

Employee compensation and benefits	$68.5	$75.6
Acquisition related accruals	5.6	7.1
Restructuring reserves	6.0	15.0
Accrued taxes payable(receivable)	27.4	(2.6)
Other tax accruals	31.7	28.8
Self-insurance reserves	42.0	34.1
Interest payable	8.0	8.4
Accrued repurchases of common stock	10.0	--
Royalty payable	12.9	5.0
Other	3.3	4.7

	$215.4	$176.1

11. OTHER LIABILITIES

	December 31, 2004	December 31, 2003

Acquisition related accruals	$1.1	$1.3
Restructuring reserves	16.0	15.8
Accrued pension liability	--	22.0
Post-retirement benefit obligation	46.0	44.7
Self-insurance reserves	13.2	17.9
Other	11.3	10.6

	$87.6	$112.3

12. ZERO COUPON-SUBORDINATED NOTES

        In September 2001, the Company sold $650.0 aggregate principal amount at maturity of its zero coupon convertible subordinated notes (the “notes”) due 2021 in a private placement. The Company received

(F-21)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

approximately $426.8 (net of underwriter’s fees of approximately $9.8) in net proceeds from the offering. In October 2001, the underwriters exercised their rights to purchase an additional $94.0 aggregate principal amount pursuant to an overallotment option from which the Company received approximately $61.8 in net proceeds (net of underwriters fees of approximately $1.4). The notes, which are subordinate to the Company’s bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 13.4108 shares of the Company’s common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

1)	If the sales price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter reaches specified thresholds (beginning at 120% and declining 0.1282% per quarter until it reaches approximately 110% for the quarter beginning July 1, 2021 of the accreted conversion price per share of common stock on the last day of the preceding quarter). The accreted conversion price per share will equal the issue price of a note plus the accrued original issue discount and any accrued contingent additional principal, divided by the number of shares of common stock issuable upon conversion of a note on that day. The conversion trigger price for the fourth quarter of 2004 was approximately $63.12.

2)	If the credit rating assigned to the notes by Standard & Poor’s Ratings Services is at or below BB-.

3)	If the notes are called for redemption.

4)	If specified corporate transactions have occurred (such as if the Company is party to a consolidation,

        merger or binding share exchange or a transfer of all or substantially all of its assets).

        Holders of the notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2006 and 2011 at prices ranging from $741.92 to $819.54, plus any accrued contingent additional principal and any accrued contingent interest thereon.

        The Company may redeem for cash all or a portion of the notes at any time on or after September 11, 2006 at specified redemption prices per one thousand dollar principal amount at maturity of the notes ranging from $741.92 at September 11, 2006 to $1,000.00 at September 11, 2021 (assuming no contingent additional principal accrues on the notes).

        The Company used a portion of the proceeds to repay $412.5 of its term loan outstanding under its credit agreement and to pay $8.9 to terminate the interest rate swap agreement tied to the Company’s term loan. The Company recorded a loss of $5.5 relating to the write-off of unamortized bank fees associated with the Company’s term debt.

        The Company has registered the notes and the shares of common stock issuable upon conversion of the notes with the Securities and Exchange Commission.

13. LONG-TERM DEBT

        On January 13, 2005, the Company entered into a $350.0 senior credit facility with Credit Suisse First Boston and UBS Securities LLC, acting as Co-Lead Arrangers, and a group of financial institutions. This new five year credit facility replaced the existing $150.0 364-day revolving credit facility and the $200.0 three-year revolving credit facility which was amended on January 14, 2003 and was scheduled to expire on February 18, 2005. The new facility also provides for an accordion feature to increase the facility up to an additional $150 million, with the consent of the lenders, if needed to support the Company’s growth. Based upon the Company’s rating as of December 31, 2004, the effective rate under the $200.0 and $150.0 facilities was LIBOR plus 82.5 basis points and LIBOR plus 87.5 basis points, respectively. There were no balances outstanding on the Company’s senior credit facilities at December 31, 2004 and 2003.

        The senior credit facility is available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments, and acquisitions. This credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services.

(F-22)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The agreement contains certain debt covenants that require the Company to maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. The Company is in compliance with all covenants.

        On July 24, 2002, in conjunction with the acquisition of Dynacare, the Company borrowed $150.0 under the Dynacare Bridge Loan Agreement, which had an original maturity date of July 23, 2003. On November 29, 2002, the Company repaid all outstanding balances under the Dynacare Bridge Loan, and as a result, the loan was terminated.

        On January 17, 2003, in conjunction with the acquisition of DIANON, the Company borrowed $350.0 under the DIANON Bridge Loan Agreement with Credit Suisse First Boston, acting as Administrative Agent. On January 31, 2003, the Company sold $350.0 aggregate principal amount of its 5 ½% Senior Notes due February 1, 2013. Proceeds from the issuance of these Notes ($345.1), together with cash on hand was used to repay the $350.0 principal amount of the Company’s bridge loan facility, and as a result, the loan was terminated.

14. STOCK REPURCHASE PROGRAM

        On October 22, 2002, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $150.0 of its common stock from time-to-time. During the third quarter of 2003, the Company completed this program purchasing approximately 5.2 million shares of its common stock totaling approximately $150.0 with cash flow from operations.

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

        On October 20, 2004, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock. It is the Company’s intention to fund future purchases of its common stock with cash flow from operations. During the fourth quarter of 2004, the Company purchased approximately 2.7 million shares of its common stock totaling $128 with cash flow from operations.

15. STOCKHOLDER RIGHTS PLAN

        The Company adopted a stockholder rights plan effective as of December 13, 2001 that provides that each common stockholder of record on December 21, 2001 received a dividend of one right for each share of common stock held. Each right entitles the holder to purchase from the Company one-hundredth of a share of a new series of participating preferred stock at an initial purchase price of four hundred dollars. These rights will become exercisable and will detach from the Company’s common stock if any person becomes the beneficial owner of 15% or more of the Company’s common stock. In that event, each right will entitle the holder, other than the acquiring person, to purchase, for the initial purchase price, shares of the Company’s common stock having a value of twice the initial purchase price. The rights will expire on December 13, 2011, unless earlier exchanged or redeemed.

16. INTEREST RATE SWAP AGREEMENTS

        In the second quarter of 2003 the Company terminated its interest rate swap agreement with a major financial institution and received net proceeds of $5.3 of which $1.4 was credited to interest expense and a gain of $3.9 was deferred and is being amortized to interest expense through 2013.

(F-23)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

17. INCOME TAXES

        The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income

	2004	2003	2002

Domestic	$618.8	$545.3	$440.6
Foreign	(3.5)	(4.9)	(8.3)

Total pre-tax income	$615.3	$540.4	$432.3

        The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Current:
Federal	$170.3	$104.2	$118.0
State	40.5	29.2	28.4
Foreign	2.6	(0.3)	2.4

	$213.4	$133.1	$148.8

Deferred:
Federal	$32.1	$70.0	$26.0
State	7.4	13.8	4.7
Foreign	(0.6)	2.5	(1.8)

	38.9	86.3	28.9

	$252.3	$219.4	$177.7

        The tax benefit associated with option exercises from stock plans reduced taxes currently payable by approximately $11.1, $5.5 and $16.0 in 2004, 2003 and 2002, respectively. Such benefits are recorded as additional paid-in-capital.

        The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

	Years Ended December 31,

	2004	2003	2002

Statutory federal rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	4.4	4.5	4.5
Change in valuation allowance	--	--	(0.4)
Other	1.6	1.1	2.0

Effective rate	41.0%	40.6%	41.1%

(F-24)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2004	December 31, 2003

Deferred tax assets
Accounts receivable	$0.4	$12.5
Self-insurance reserves	17.0	17.3
Postretirement benefit obligation	18.2	17.8
Acquisition and restructuring reserves	15.8	22.7
Tax loss carryforwards	10.8	18.2
Employee benefits	--	13.1
Other	3.1	(1.1)

	65.3	100.5

Less valuation allowance	(2.7)	(2.7)

Net deferred tax assets	62.6	97.8

Deferred tax liabilities:
Employee benefits	(1.5)	--
Deferred earnings	(13.4)	(12.1)
Intangible assets	(217.8)	(221.0)
Property, plant and equipment	(47.8)	(46.3)
Zero coupon-subordinated notes	(50.7)	(33.6)
Currency translation adjustment	(51.3)	(35.5)
Other	--	(3.6)

Total gross deferred tax liabilities	(382.5)	(352.1)

Net deferred tax liabilities	$(319.9)	$(254.3)

        The Internal Revenue Service and the Company have reached an agreement for the appeals of tax years 1998, 1999, and 2000. The Company is awaiting a final examination report. The Internal Revenue Service has concluded its examination and closed the 2001 and 2002 tax years. Management believes adequate provisions have been recorded related to all open tax years.

        The Company has state tax loss carryforwards of approximately $22.0 which expire 2005 through 2022. In addition, the Company has federal tax loss carryovers of approximately $26.8 expiring periodically through 2022.

        The Company provided for taxes on undistributed earnings of foreign subsidiaries.

18. STOCK COMPENSATION PLANS

        In May 2000, the shareholders approved the 2000 Stock Incentive Plan, authorizing 6.8 million shares for issuance under the plan plus the remaining shares available from the Amended and Restated 1999 Stock Incentive Plan and the 1994 Stock Option Plan (the “Prior Plans”). The effect was to increase to 11.68 million, the number of shares available under the 2000 Stock Incentive Plan and Prior Plans.

        In May 2002, the shareholders approved an amendment to the 2000 Stock Incentive Plan authorizing an additional 8.0 million shares. The effect was to increase to an aggregate of 19.68 million shares for issuance under the 2000 Stock Incentive Plan.

        During 2004, there were 1,757,260 options granted to officers, key employees, and non-employee directors of the Company. The exercise price for these options ranged from $38.80 to $40.50 per share.

        During March 2004, the Company recorded aggregate awards of 11,329 shares of restricted stock at a weighted average price of $35.29 to one of the principals in the Company’s research and development joint venture and a non-employee director under its 2000 Stock Incentive Plan.

(F-25)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The plan provides for accelerated vesting of outstanding restricted shares in percentages of 33.3%, 66.7% or 100%, if certain predefined two-year profitability targets are achieved as of December 31, 2003 or certain three-year profitability targets are achieved as of December 31, 2004. The unearned restricted stock compensation is being amortized to expense over the applicable vesting periods. For 2004, 2003 and 2002, total restricted stock compensation expense was $15.6, $18.1 and $14.3, respectively. At December 31, 2004, there were 5,304,751 additional shares available for grant under the Company’s stock option plans.

        The following table summarizes grants of non-qualified options made by the Company to officers, key employees, and non-employee directors under all plans. Stock options are generally granted at an exercise price equal to or greater than the fair market price per share on the date of grant. Also, for each grant, options vest ratably over a period of two to three years on the anniversaries of the grant date, subject to their earlier expiration or termination.

        Changes in options outstanding under the plans for the periods indicated were as follows:

	Number of Options	Weighted-Average Exercise Price per Options

Outstanding at January 1, 2002	3,905,934	$ 25.331
(729,504 exercisable)

Options granted at market value	2,186,818	$ 42.524
Granted above market value	77,750	$ 28.910
Granted below market value	199,240	$ 18.626
Forfeited	(316,568)	$ 29.902
Exercised	(697,394)	$ 18.976

Outstanding at December 31, 2002	5,355,780	$ 32.711
(1,326,120 exercisable)

Options granted at market value	1,763,926	$ 24.967
Granted above market value	632,410	$ 30.343
Granted below market value	37,204	$ 13.120
Forfeited	(436,685)	$ 20.444
Exercised	(747,202)	$ 20.444

Outstanding at December 31, 2003	6,605,433	$ 31.805
(2,811,938 exercisable)

Options granted at market value	1,757,260	$ 39.003
Forfeited	(241,240)	$ 36.327
Exercised	(1,743,587)	$ 28.072

Outstanding at December 31, 2004	6,377,866	$ 34.637

Exercisable at December 31, 2004	2,866,794	$ 34.153

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

(F-26)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The following table summarizes information concerning currently outstanding and exercisable options.

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.57 - 28.18	1,761,971	7.37	$23.521	655,827	$21.525
$ 28.91 - 38.80	1,129,788	6.08	$32.881	1,081,467	$32.903
$ 39.00 - 39.00	1,718,700	9.13	$39.000	--	$--
$ 39.16 - 48.02	1,767,407	7.11	$42.601	1,129,500	$42.683

	6,377,866			2,866,794

        The weighted-average remaining life of options outstanding at December 31, 2004 is approximately 7.5 years.

        The Company has an employee stock purchase plan, begun in 1997 and amended in 1999 and 2004, with 4,500,000 shares of common stock authorized for issuance. The plan permits substantially all employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. A summary of shares issued is as follows:

	2002	2003	2004	2005

January	73,514	149,020	133,431	117,955
July	75,446	140,524	113,707

        Pro forma compensation expense is calculated for the fair value of the employee’s purchase right using the Black-Scholes model. Assumptions include a weighted average life of approximately one-half year, dividend yield of 0%, risk free interest rates for each six month period as follows: 2004 – 1.0% and 1.6%; 2003 – 1.3% and 0.9% and 2002 — 1.8% and 1.8% and volatility rates for each of the following six month periods: 2004 — .2 and .2; 2003 — .3 and .2; and 2002 — .2 and .8.

        The per share weighted average grant date fair value of the benefits under the employee stock purchase plan for the first and second six-month periods is as follows:

	2004	2003	2002

First six months	$10.61	$6.98	$11.87
Second six months	$11.36	$8.67	$18.21

20. COMMITMENTS AND CONTINGENT LIABILITIES

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

(F-27)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The Company is the appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8 million. The Company vigorously contested the judgment and appealed the case to the United States Court of Appeals for the Federal Circuit. On June 8, 2004, that court affirmed the judgment against the Company and, on August 5, 2004, the Company’s request for rehearing was denied. On November 3, 2004, the Company filed a petition for a writ of certiorari with the United States Supreme Court. The underlying judgment has been paid and, on January 25, 2005, the United States Court of Appeal for the Federal Circuit confirmed the attorneys’ fees portion of the judgment. The Company has filed a request to stay the award of attorneys’ fees pending the resolution of the Company’s appeal to the United States Supreme Court. The Company plans to continue to vigorously contest the Judgment until it exhausts all reasonable appellate rights.

        The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries from governmental agencies and Medicare or Medicaid payers and managed care payers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company is also named from time to time in suits brought under the qui tam provisions of the False Claims Act. These suits typically allege that the Company has made false statements and/or certifications in connection with claims for payment from federal health care programs. They may remain under seal (hence, unknown to the Company) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Such claims are an inevitable part of doing business in the health care field today and, in the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of those qui tam matters presently known to the Company is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

        The Company believes that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and the courts have not interpreted many of these statutes and regulations. There can be no assurance therefore that those applicable statutes and regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations.

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At December 31, 2004 and 2003, the Company had provided letters of credit aggregating approximately $63.5 and $57.1 respectively, primarily in connection with certain insurance programs.

(F-28)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 2004 are as follows:

	Operating	Capital

2005	$61.4	$3.4
2006	47.7	2.9
2007	34.5	1.4
2008	25.7	--
2009	17.2	--
Thereafter	40.4	--

Total minimum lease payments	226.9	7.7
Less:
Amounts included in restructuring accruals	(20.4)	(1.9)
Amounts representing interest	--	(1.1)
Non-cancellable sub-lease income	(5.7)	(0.3)

Total minimum operating lease payments and present value of minimum capital lease payments	$200.8	$4.4

Current		$1.5
Non-current		2.9

		$4.4

        Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $106.6, $104.2 and $86.1 for the years ended December 31, 2004, 2003 and 2002, respectively.

21. PENSION AND POSTRETIREMENT PLANS

        The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older, have been employed by the Company for at least six consecutive months and have completed 1,000 hours of service. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $11.0, $10.9 and $8.5 in 2004, 2003 and 2002, respectively.

        In addition, substantially all employees of the Company are covered by a defined benefit retirement plan (the “Company Plan”). The benefits to be paid under the Company Plan are based on years of credited service and average final compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations.

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

(F-29)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

	Company Plans

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Components of net periodic benefit cost
Service cost	$13.9	$12.3	$11.9
Interest cost	12.8	12.9	12.4
Expected return on plan assets	(16.9)	(12.7)	(13.7)
Net amortization and deferral	1.5	3.7	0.3

Net periodic pension cost	$11.3	$16.2	$10.9

	Company Plans

	December 31, 2004	December 31, 2003

Change in benefit obligation
Benefit obligation at beginning of year	$203.4	$199.5
Service cost	13.9	12.3
Interest cost	12.8	12.9
Actuarial loss	12.8	(8.3)
Amendments	1.2	0.3
Benefits paid	(11.1)	(13.3)

Benefit obligation at end of year	$233.0	$203.4

Change in plan assets
Fair value of plan assets at beginning of year	177.9	139.5
Actual return on plan assets	23.4	33.4
Employer contributions	60.0	18.3
Benefits paid	(12.7)	(13.3)

Fair value of plan assets at end of year	$248.6	$177.9

Unfunded status, end of year	(15.6)	25.5
Unrecognized net actuarial loss	(45.9)	(42.2)
Unrecognized prior service cost	(2.2)	1.7
Additional minimum liability	--	37.0

(Prepaid asset)/accrued pension liability	$(63.7)	$22.0

        Assumptions used in the accounting for the defined benefit plans were as follows:

	Company Plans

	2004	2003	2002

Weighted average discount rate	6.00%	6.25%	6.75%
Weighted average rate of increase in future compensation levels	3.0%	3.0%	4.0%
Weighted average expected long term rate of return	8.5%	8.5%	9.0%

(F-30)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The Company’s defined benefit plans asset allocation at December 31, 2004, and 2003, target allocation for 2005, and expected long-term rate of return by asset category are as follows:

	Target Allocation 2005	Percentage of Plan Assets at December 31, 2004 2003	Weighted-Average Expected Long-Term Rate of Return - 2004

Equity securities	70.0%	72.3% 70.6%	6.8%
Debt securities	30.0%	27.7% 26.3%	1.7%
Other	--	-- 3.1%	--

        The following assumed benefit payments under the Company’s defined benefit plans, which reflect expected future service, as appropriate, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2005	$ 12.4
2006	13.8
2007	15.5
2008	17.4
2009	17.8
Years 2010-2014	114.8

        The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Service cost	$0.8	$0.8	$0.9
Interest cost	3.1	3.2	3.3
Net amortization and deferral	(1.9)	(1.9)	(1.1)
Actuarial loss	0.7	0.8	0.4

Postretirement benefit costs	$2.7	$2.9	$3.5

(F-31)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        A summary of the components of the accumulated postretirement benefit obligation follows:

	December 31, 2004	December 31, 2003

Retirees	$13.2	$19.5
Fully eligible active plan participants	15.0	19.9
Other active plan participants	15.4	21.1

	$43.6	$60.5

Reconciliation of the funded status of the postretirement benefit plan and accrued liability	December 31, 2004	December 31, 2003

Accumulated postretirement benefit obligation beginning of year	$60.5	$57.5
Changes in benefit obligation due to:
Service cost	0.8	0.8
Interest cost	3.1	3.2
Plan participants contributions	0.4	0.3
Amendments	(4.3)	(5.8)
Actuarial (gain)loss	(15.2)	6.0
Benefits paid	(1.7)	(1.5)

Accumulated postretirement benefit obligation, end of year	43.6	60.5
Unrecognized net actuarial loss	(7.7)	(23.6)
Unrecognized prior service cost	10.1	7.8

Accrued postretirement benefit obligation	$46.0	$44.7

        The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation was 6.0% and 6.4% as of December 31, 2004 and 2003, respectively. The health care cost trend rate-medical was assumed to be 10.0% and 9.0% as of December 31, 2004 and 2003, respectively, and the trend rate-prescription was assumed to be 12.0% and 12.0% as of December 31, 2004 and 2003, respectively, declining gradually to 5.0% in the year 2012. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2004 by $7.0. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost results in an increase of $0.7 or decrease of $0.6.

        The following assumed benefit payments under the Company’s postretirement benefit plan, which reflect expected future service, as appropriate, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2005	$ 1.4
2006	1.4
2007	1.5
2008	1.6
2009	1.8
Years 2010-2014	11.6

        The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) which will begin in 2006. Laboratory Corporation of America Holdings has concluded that its post-retirement health care plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Act. The assumed benefit payments table above includes the impact of the Act.

(F-32)

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

23. SUBSEQUENT EVENT

        On February 3, 2005, the Company acquired all of the outstanding shares of US Pathology Labs (“US LABS”) for approximately $155 in cash. US LABS, based in Irvine, California, is a national, anatomic pathology reference laboratory devoted to comprehensive, high-quality, rapid-response cancer testing. The company provides diagnostic, prognostic, and predictive cancer testing services to hospitals, physician offices and surgery centers.

24. QUARTERLY DATA (UNAUDITED)

        The following is a summary of unaudited quarterly data:

	Year ended December 31, 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$752.5	$784.3	$781.5	$766.5	$3,084.8
Gross profit	317.6	339.7	325.9	306.1	1,289.3
Net earnings	87.3	98.3	92.6	84.8	363.0
Basic earnings per
common share	0.62	0.70	0.67	0.62	2.60
Diluted earnings per
common share	0.58	0.66	0.63	0.58	2.45

	Year ended December 31, 2003

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$712.2	$743.7	$752.0	$731.5	$2,939.4
Gross profit	296.4	316.5	310.9	300.8	1,224.6
Net earnings	73.9	86.4	83.1	77.6	321.0
Basic earnings per
common share	0.51	0.60	0.58	0.55	2.23
Diluted earnings per
common share	0.48	0.57	0.55	0.52	2.11

(F-33)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

25. NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004 the Financial Standards Accounting Board (FASB) issued FAS 123(R), Share-Based Payment (revised 2004). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company has not finalized what, if any, changes may be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact. The Company expects to announce the impact in connection with reporting its second quarter 2005 financial results. The impact on cash from operations of adopting the new accounting standard cannot be estimated at this time. See “Note 1 to Consolidated Financial Statements” for proforma impact of expensing all equity-based compensation, which the Company believes would approximate the annual effect of adopting the new accounting standard.

        In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. That statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception to for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has not historically entered into a significant level of nonmonetary transactions and therefore does not expect that this standard will impact is financial position or results unless nonmonetary transactions are utilized in the future.

(F-34)

Schedule II

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2004, 2003 and 2002
(Dollars in millions)

		Additions

	Balance at beginning of year	Charged to Costs and Expense	Additions as a Result of Acquisitions	Other (Deduct- ions Additions(1)	Balance at end of year

Year ended December 31, 2004:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$133.1	$192.7	$--	$(188.8)	$137.0

Valuation allowance-
deferred tax assets	$2.7	$--	$--	--	$2.7

Year ended December 31, 2003:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$143.2	$211.2	$3.0	$(224.3)	$133.1

Valuation allowance-
deferred tax assets	$2.8	$--	$--	(0.1)	$2.7

Year ended December 31, 2002:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$119.5	$148.8	$66.1	$(191.2)	$143.2

Valuation allowance-
deferred tax assets	$4.5	$(1.7)	$--	--	$2.8

(1) Other (Deductions)Additions consists primarily of write-offs of accounts receivable amounts.

(F-35)