Form 10-Q
period 2005-05-04
LABORATORY CORP OF AMERICA HOLDINGS
filed 2005-05-04
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the issuer's common stock is 134,614,227 shares, net of treasury stock as of April 29, 2005.

INDEX

PART I. Financial Information

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets March 31, 2005(unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations (unaudited) Three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited) Three months ended Macrh 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2005 and 2004

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$71.7	$186.8
Short-term investments	--	20.0
Accounts receivable, net	489.2	441.4
Supplies inventories	54.8	61.5
Prepaid expenses and other	26.6	29.2
Deferred income taxes	38.4	1.1

Total current assets	680.7	740.0

Property, plant and equipment, net	370.1	360.0
Goodwill	1,390.8	1,300.4
Intangible assets, net	608.1	557.0
Investments in joint venture partnerships	547.7	548.5
Other assets, net	93.5	95.0

Total assets	$3,690.9	$3,600.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$95.2	$85.3
Accrued expenses and other	244.5	215.4
Current portion of long-term debt	0.1	0.1

Total current liabilities	339.8	300.8

Zero coupon-subordinated notes	536.3	533.7
5 1/2% senior notes	353.3	353.4
Long-term debt, less current portion	2.2	2.2
Capital lease obligations	3.0	2.9
Deferred income taxes	365.0	321.0
Other liabilities	87.3	87.6

Total liabilities	1,686.9	1,601.6

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.10 par value; 30.0 shares authorized;
shares issued: none	--	--
Common stock, $0.10 par value; 265.0 shares authorized;
151.6 and 150.7 shares issued and outstanding
at March 31, 2005 and December 31, 2004, respectively	15.2	15.1
Additional paid-in capital	1,538.3	1,504.1
Retained earnings	1,046.7	950.1
Treasury stock, at cost; 17.0 and
14.5 shares at March 31, 2005
and December 31, 2004, respectively	(663.5)	(544.2)
Unearned restricted stock compensation	(11.5)	(7.5)
Accumulated other comprehensive earnings	78.8	81.7

Total shareholders' equity	2,004.0	1,999.3

Total liabilities and shareholders' equity	$3,690.9	$3,600.9

The accompanying notes are an integral part of these consolidated financial statements.

(3)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Net sales	$799.1	$752.5
Cost of sales	460.8	434.9

Gross profit	338.3	317.6

Selling, general and administrative expenses	168.6	163.0
Amortization of intangibles and other assets	12.1	10.3

Operating income	157.6	144.3

Other income (expenses):
Interest expense	(8.5)	(9.3)
Income from joint venture partnerships	13.7	12.6
Investment income	0.5	0.5
Other, net	(0.4)	(0.1)

Earnings before income taxes	162.9	148.0

Provision for income taxes	66.3	60.7

Net earnings	$96.6	$87.3

Basic earnings per common share	$0.72	$0.62

Diluted earnings per common share	$0.67	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

(4)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings

PERIOD ENDED MARCH 31, 2004
Balance at beginning of year	148.9	$14.9	$1,440.9	$587.1
Net earnings	--	--	--	87.3
Other comprehensive loss:
Foreign currency translation adjustments	--	--	--	--
Tax effect of other comprehensive
loss adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	0.5	--	13.7	--
Issuance of restricted stock awards	--	--	0.4	--
Surrender of restricted stock awards	--	--	--	--
Cancellation of restricted stock awards	--	--	--	--
Stock compensation	--	--	--	--
Income tax benefit from stock options exercised	--	--	2.7	--
Purchase of common stock	--	--	--	--

BALANCE AT MARCH 31, 2004	149.4	$14.9	$1,457.7	$674.4

PERIOD ENDED MARCH 31, 2005
Balance at beginning of year	150.7	$15.1	$1,504.1	$950.1
Net earnings	--	--	--	96.6
Other comprehensive loss:
Foreign currency translation adjustments	--	--	--	--
Tax effect of other comprehensive
loss adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	0.8	0.1	23.2	--
Issuance of restricted stock awards	0.1	--	6.8	--
Surrender of restricted stock awards	--	--	--	--
Cancellation of restricted stock awards	--	--	(0.3)	--
Stock compensation	--	--	0.6	--
Income tax benefit from stock options exercised	--	--	3.9	--
Purchase of common stock	--	--	--	--

BALANCE AT MARCH 31, 2005	151.6	$15.2	$1,538.3	$1,046.7

(5)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(Unaudited)

		Unearned	Accumulated
		Restricted	Other	Total
	Treasury	Stock	Comprehensive	Shareholders'
	Stock	Compensation	Earnings(loss)	Equity

PERIOD ENDED MARCH 31, 2004
Balance at beginning of year	$(159.3)	$(22.4)	$34.7	$1,895.9
Comprehensive earnings:
Net earnings	--	--	--	87.3
Other comprehensive loss:
Foreign currency translation adjustments	--	--	(4.9)	(4.9)
Tax effect of other comprehensive loss adjustments	--	--	2.0	2.0

Comprehensive earnings				84.4
Issuance of common stock	--	--	--	13.7
Issuance of restricted stock awards	--	(0.4)	--	--
Surrender of restricted stock awards	(6.7)	--	--	(6.7)
Cancellation of restricted stock awards	--	--	--	--
Stock compensation	--	6.5	--	6.5
Income tax benefit from stock options exercised	--	--	--	2.7
Purchase of common stock	(66.6)	--	--	(66.6)

BALANCE AT MARCH 31, 2004	$(232.6)	$(16.3)	$31.8	$1,929.9

PERIOD ENDED MARCH 31, 2005
Balance at beginning of year	$(544.2)	$(7.5)	$81.7	$1,999.3
Comprehensive earnings:
Net earnings	--	--	--	96.6
Other comprehensive loss:
Foreign currency translation adjustments	--	--	(4.8)	(4.8)
Tax effect of other comprehensive
loss adjustments	--	--	1.9	1.9

Comprehensive earnings				93.7
Issuance of common stock	--	--	--	23.3
Issuance of restricted stock awards	--	(6.8)	--	--
Surrender of restricted stock awards	(7.3)	--	--	(7.3)
Cancellation of restricted stock awards	--	0.3	--	--
Stock compensation	--	2.5	--	3.1
Income tax benefit from stock options exercised	--	--	--	3.9
Purchase of common stock	(112.0)	--	--	(112.0)

BALANCE AT MARCH 31, 2005	$(663.5)	$(11.5)	$78.8	$2,004.0

        The accompanying notes are an integral part of these consolidated financial statements.

(6)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$96.6	$87.3
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	35.6	34.5
Stock compensation	3.1	6.5
Gain on sale of assets	(0.2)	--
Accreted interest on zero coupon-
subordinated notes	2.7	2.6
Cumulative earnings in excess of
distribution from joint venture partnerships	(3.1)	(1.9)
Deferred income taxes	1.3	19.8
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable, net	(32.7)	(19.0)
Decrease(increase) in inventories	6.8	(0.6)
Decrease in prepaid expenses and other	3.2	10.2
Increase in accounts payable	7.3	11.5
Increase(decrease) in accrued expenses and other	33.9	(3.3)

Net cash provided by operating activities	154.5	147.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25.5)	(20.2)
Proceeds from sale of assets	0.6	1.3
Deferred payments on acquisitions	(1.0)	(2.7)
Proceeds from sale of short-term investments	20.0	--
Acquisition of licensing technology	(4.5)	--
Acquisition of business, net of cash acquired	(159.4)	(32.6)

Net cash used for investing activities	(169.8)	(54.2)

(continued)

(7)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	--	(0.2)
Payments on long-term lease obligations	(0.5)	(0.3)
Net proceeds from issuance of stock to employees	23.3	13.8
Purchase of treasury stock	(122.0)	(60.7)

Net cash used for financing activities	(99.2)	(47.4)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	--

Net increase(decrease) in cash and cash equivalents	(115.1)	46.0
Cash and cash equivalents at beginning of period	186.8	103.0

Cash and cash equivalents at end of period	$71.7	$149.0

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$9.6	$9.6
Income taxes, net of refunds	19.7	11.9

Disclosure of non-cash financing and investing activities:
Issuance of restricted stock awards	6.8	0.4
Surrender of restricted stock awards	7.3	6.7
Accrued repurchases of common stock	--	5.9

        The accompanying notes are an integral part of these consolidated financial statements.

(8)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIESNOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

        The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company owns greater than 20%, and therefore exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the Company’s Board of Directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the consolidated financial statements.

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

        The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2004 annual report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

2. EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, performance share awards, and shares issuable upon conversion of zero-coupon subordinated notes.

        The following represents a reconciliation of basic earnings per share to diluted earnings per share: (shares in millions)

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$96.6	134.5	$0.72	$87.3	141.8	$0.62

Dilutive effect of employee stock options and awards	--	1.7		--	1.6
Effect of convertible debt, net of tax	1.5	10.0		1.5	10.0

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$98.1	146.2	$0.67	$88.8	153.4	$0.58

(9)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIESNOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,

	2005	2004

Stock Options	1.5	3.9

3. STOCK COMPENSATION PLANS

        During March 2005, the Company granted 1,281,500 options at a price of $47.89 under its 2000 Stock Incentive Plan.

        During March 2005, the Company granted aggregate awards of 142,375 shares of restricted stock and 424,425 performance share awards at a weighted average price of $47.89 under its 2000 Stock Incentive Plan. The restricted stock becomes vested annually in equal one third increments beginning on the first anniversary of the grant. The performance share awards represent a three year award opportunity for the period 2005-2007 and become vested in 2008. Performance share awards are subject to certain earnings per share and revenue targets, the achievement of which may increase or decrease the number of shares which the grantee receives upon vesting.

        The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable by $3.9 and $2.7 for the three months ended March 31, 2005 and 2004, respectively. Such benefits are credited to additional paid-in-capital.

        The Company applies the provisions of APB Opinion No. 25 in accounting for its employee stock option and stock purchase plans and, accordingly, no compensation cost has been recognized for these plans in the financial statements. Had the Company determined compensation cost for these two plans based on the fair value method as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the impact on the Company’s net earnings on a pro forma basis is indicated below:

	Three Months Ended March 31,

	2005	2004

Net earnings, as reported	$96.6	$87.3
Add: Stock-based compensation under APB 25, net of related tax effects	1.8	3.8
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related taxeffects	(6.1)	(9.9)

Pro forma net income	$92.3	$81.2

Basic earnings per common share As reported	0.72	0.62
Pro forma	0.69	0.57
Diluted earnings per common share As reported	0.67	0.58
Pro forma	0.64	0.54

(10)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIESNOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

4. STOCK REPURCHASE PROGRAM

        On October 20, 2004, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. During the first three months of 2005, the Company purchased 2.3 million shares of its common stock totaling $112.0 with cash flow from operations.

        On April 21, 2005, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time.

5. SENIOR CREDIT FACILITIES

        On January 13, 2005, the Company entered into a $350.0 senior credit facility with Credit Suisse First Boston and UBS Securities LLC, acting as Co-Lead Arrangers, and a group of financial institutions. This new five year credit facility replaced the existing $150.0 364-day revolving credit facility and the $200.0 three-year revolving credit facility which was amended on January 14, 2003 and was scheduled to expire on February 18, 2005. The new facility also provides for an accordion feature to increase the facility up to an additional $150 million, with the consent of the lenders, if needed to support the Company’s growth. The credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. There were no balances outstanding on the Company’s senior credit facilities at March 31, 2005 and 2004.

        The senior credit facility is available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments, and acquisitions. The agreement contains certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The covenants also limit the payment of dividends. The Company is in compliance with all covenants at March 31, 2005.

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

        Based upon independent appraisals, these embedded derivatives had no fair market value at March 31, 2005 and 2004.

(11)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIESNOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

7. BUSINESS ACQUISITIONS

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

8. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill (net of accumulated amortization) for the three-month period ended March 31, 2005 and for the year ended December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004

Balance as of January 1	$1,300.4	$1,285.9
Goodwill acquired during the period	90.4	17.1
Adjustments to goodwill	--	(2.6)

Balance at end of period	$1,390.8	$1,300.4

        The components of identifiable intangible assets are as follows:

	March 31, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$659.3	$(156.6)	$596.3	$(148.0)
Patents, licenses and technology	79.5	(20.2)	79.6	(18.3)
Non-compete agreements	25.4	(21.0)	25.2	(20.3)
Trade name	49.4	(7.7)	49.4	(6.9)

	$813.6	$(205.5)	$750.5	$(193.5)

        Amortization of intangible assets for the three month periods ended March 31, 2005 and 2004 was $12.1 and $10.3, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $36.6 for the remainder of fiscal 2005, $48.9 in fiscal 2006, $47.2 in fiscal 2007, $44.5 in fiscal 2008, $43.6 in fiscal 2009 and $387.3 thereafter.

(12)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIESNOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

9. RESTRUCTURING RESERVES

        The following represents the Company’s restructuring activities for the period indicated:

Lease and Other Facility Costs

Balance as of January 1, 2005	$9.8
Cash payments	(0.6)

Balance as of March 31, 2005	$9.2

Current	$1.7
Non-current	7.5

$9.2

10. NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004 the Financial Standards Accounting Board (FASB) issued SFAS 123(R), Share-Based Payment (revised 2004). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) is effective for annual periods beginning after June 15, 2005. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company has not finalized what, if any, changes may be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact. The Company expects to announce the impact in connection with reporting its fourth quarter and full year 2005 financial results. The impact on cash from operations of adopting the new accounting standard cannot be estimated at this time. See “Note 3 to Condensed Consolidated Financial Statements” for proforma impact of expensing all equity-based compensation, which the Company believes would approximate the annual effect of adopting the new accounting standard.

11. COMMITMENTS AND CONTINGENCIES

        On June 24, 2003, the Company and certain of its executive officers were sued in the United States District Court for the Middle District of North Carolina in the first of a series of putative shareholder class actions alleging securities fraud. Since that date, at least five other complaints containing substantially identical allegations have been filed against the Company and certain of the Company’s executive officers. Each of the complaints alleges that the defendants violated the federal securities laws by making material misstatements and/or omissions that caused the price of the Company’s stock to be artificially inflated between February 13 and October 3, 2002. The plaintiffs seek certification of a class of substantially all persons who purchased shares of the Company’s stock during that time period and unspecified monetary damages. These six cases have been consolidated and will proceed as a single case. The defendants deny any liability and intend to defend the case vigorously. The plaintiffs have filed a consolidated amended complaint. On July 16, 2004, the defendants filed a motion to dismiss the consolidated complaint and

(13)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIESNOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

continue to defend the case vigorously. At this time, it is premature to make any assessment of the potential outcome of the cases or whether they could have a material adverse effect on the Company’s financial condition.

        The Company is the appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8 million. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case to the United States Court of Appeals for the Federal Circuit. On June 8, 2004, that court affirmed the judgment against the Company and, on August 5, 2004, the Company’s request for rehearing was denied. On November 3, 2004, the Company filed a petition for a writ of certiorari with the United States Supreme Court. In connection with the Company’s petition for review, on February 28, 2005 the Court invited the United States Solicitor General to express the views of the United States relating to validity of certain method patents, such as the patent at issue in this case. The Company plans to continue to vigorously contest the Judgment until it exhausts all reasonable appellate rights.

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At March 31, 2005 and 2004, the Company had provided letters of credit aggregating approximately $63.4 and $55.5 respectively, primarily in connection with certain insurance programs.

(14)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIESNOTES
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

        The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

	Three Months Ended March 31,

	2005	2004

Components of net periodic benefit cost
Service Cost	$3.7	$3.2
Interest Cost	3.4	3.1
Expected return on plan assets	(4.9)	(3.7)
Net amortization and deferral	0.7	0.4

Net periodic pension cost	$2.9	$3.0

        The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

	Three Months Ended March 31,

	2005	2004

Components of postretirement benefit expense
Service Cost	$0.2	$0.2
Interest Cost	0.7	1.0
Net amortization and deferral	(0.7)	(0.5)
Amortization of actuarial loss	0.3	0.4

Postretirement benefit expense	$0.5	$1.1

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

        The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $24.0 to its defined pension plan in 2005. As of March 31, 2005, the Company had made no contributions to its defined pension plan. The Company presently anticipates contributing $24.0 to fund its pension plan in 2005.

(15)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company’s other public filings, press releases and discussions with Company management, including:

1.	changes in federal, state, local and third party payer regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing;

2.	adverse results from investigations of clinical laboratories by the government, which may include significant monetary damages and/or exclusion from the Medicare and Medicaid programs;

3.	loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid or other federal, state or local agencies;

4.	failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act which may result in penalties and loss of licensure;

5.	failure to comply with HIPAA, which could result in significant fines;

6.	failure of third party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, could result in an interruption in the Company’s cash flow;

7.	increased competition, including price competition;

8.	changes in payer mix, including an increase in capitated managed-cost health care or the impact of a shift to consumer driven health plans;

9.	failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

10.	failure to effectively manage newly acquired businesses and the cost related to such integration;

11.	adverse results in litigation matters;

12.	inability to attract and retain experienced and qualified personnel;

13.	failure to maintain the Company’s days sales outstanding levels;

14.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

(16)

15.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

16.	inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

17.	inability to obtain and maintain adequate patent and other proprietary rights protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

18.	the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

19.	failure in the Company’s information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology and connectivity requirements;

20.	failure by the Company to comply with the Sarbanes-Oxley Act of 2002, including Section 404 of that Act which requires management to report on, and our independent registered public accounting firm to attest to and report on, our internal controls; and

21.	liabilities that result from the inability to comply with new Corporate governance requirements.

(17)

RESULTS OF OPERATIONS (in millions)

        Net sales for the three months ended March 31, 2005 were $799.1, an increase of $46.6, or approximately 6.2%, from $752.5 for the comparable 2004 period. The sales increase is a result of an increase of approximately 0.4% in volume (primarily volume growth in genomic and esoteric testing of 8.4% as volume decreased 1.2% in the routine testing business). Price increased by 5.8% for the quarter.

        Cost of sales, which includes primarily laboratory and distribution costs, was $460.8 for the three months ended March 31, 2005 compared to $434.9 in the corresponding 2004 period, an increase of $25.9, or 5.9%. The increase in cost of sales is primarily the result of increased volume in genomic and esoteric testing discussed above. Cost of sales as a percentage of net sales was 57.6% for the three months ended March 31, 2005 and 57.7% in the corresponding 2004 period.

        Selling, general and administrative expenses increased to $168.6 for the three months ended March 31, 2005 from $163.0 in the same period in 2004. As a percentage of net sales, selling, general and administrative expenses were 21.0% and 21.6% for the three months ended March 31, 2005 and 2004, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily the result of a reduced effective bad debt expense rate, resulting from improved billing and collection performance, and the continued impact of the Company’s cost control initiatives.

        The amortization of intangibles and other assets was $12.1 and $10.3 for the three months ended March 31, 2005 and 2004. The increase in the amortization expense for the three months ended March 31, 2005 is a result of business acquisitions.

        Interest expense was $8.5 for the three months ended March 31, 2005 compared with $9.3 for the same period in 2004.

        Income from equity investments was $13.7 for the three months ended March 31, 2005 compared with $12.6 for the same period in 2004. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 40.7% for the three months ended March 31, 2005 compared to 41.0% for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES (in millions)

        Net cash provided by operating activities was $154.5 and $147.6 for the three months ended March 31, 2005 and March 31, 2004, respectively. The increase in cash flows from operations primarily resulted from improved earnings and the expansion of the business through acquisitions.

        Capital expenditures were $25.5 and $20.2 at March 31, 2005 and 2004, respectively. The Company expects total capital expenditures of approximately $110.0 to $125.0 in 2005. These expenditures are intended to support the Company’s strategic initiatives centered around customer retention, scientific differentiation and managed care. In addition, the Company continues to make important investments in information technology connectivity with its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations.

        On October 20, 2004, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. During the first three months of 2005, the Company purchased approximately 2.3 million shares of its common stock totaling $112.0 with cash flow from operations.

        On April 21, 2005, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time.

(18)

        On March 30, 2005, the Company announced a definitive agreement to acquire all of the outstanding shares of Esoterix, Inc. for approximately $150 in cash. The transaction which is subject to regulatory approval is expected to close in the second quarter.

        Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

Contractual Cash Obligations (in millions)

	Payments Due by Period

	<1 Yr	1-3 Yrs	3-5 Yrs	>5 Yrs

Capital lease obligations	$3.4	$4.3	$--	$--
Operating leases	61.4	82.2	42.9	40.4
Contingent future licensing payments (a)	17.4	32.9	0.3	0.4
Minimum royalty payments	5.8	12.0	11.0	3.7
Minimum purchase obligations	10.3	20.0	10.0	--
Scheduled principal on 5 1/2% Senior Notes	--	--	--	350.0
Scheduled interest payments on 5 1/2% Senior Notes	19.3	38.5	38.5	57.8
Zero coupon-subordinated notes (b)	--	552.0	--	--

Total contractual cash obligations	$117.6	$741.9	$102.7	$452.3

(a)	Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)	Holders of the zero coupon-subordinated notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2006 and 2011 at prices ranging from $741.92 to $819.54 per note. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary.

(c)	The table does not include obligations under the Company’s pension and postretirement benefit plans which are included in Note 12 to the Unaudited Condensed Consolidated Financial Statements. The Company expects to contribute approximately $24 million to its defined pension plan during 2005, although it is not legally required to do so. Benefits under the Company’s postretirement medical plan are made when claims are submitted for payment, the timing of which are not practicable to estimate.

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

(19)

accrued original issue discount and contingent additional principal, if any, for a specified measurement period.

2)	Holders may surrender zero coupon-subordinated notes for conversion during any period in which the rating assigned to the zero coupon-subordinated notes by Standard & Poor’s Ratings Services is BB- or lower.

        Based upon independent appraisals, these embedded derivatives had no fair value at March 31, 2005.

ITEM 4. Controls and Procedures

        As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2005.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(20)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2005, which is incorporated by reference.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On October 20, 2004, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. (Shares and dollars in millions)

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum* Dollar Value of Shares that May Yet Be Repurchased Under the Program

January 1-January 31	0.9	$48.139	3.6	$78.1
February 1-February 28	0.8	48.901	4.4	36.7
March 1-March 31	0.6	46.788	5.0	10.0

Total	2.3	$48.084

        * Does not include the effect of new $250.0 stock repurchase program authorized by the Company's Board of Directors on April 21, 2005.

Item 6.	Exhibits

(a)	Exhibits

2.1*	Esoterix, Inc. - Agreement and Plan of Merger - March 30, 2005

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer

* filed herewith

(21)

S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LABORATORY CORPORATIONOF AMERICA HOLDINGS
Registrant

By:	/s/THOMAS P. MAC MAHON
Thomas P. Mac Mahon Chairman, President and Chief Executive Officer

By:	/s/WESLEY R. ELINGBURG
Wesley R. Elingburg Executive Vice President, Chief Financial Officer and Treasurer

May 4, 2005

(22)