Form 10-Q
period 2005-08-08
LABORATORY CORP OF AMERICA HOLDINGS
filed 2005-08-08
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the issuer's common stock is 135,118,283 shares, net of treasury stock as of July 29, 2005.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets June 30, 2005 (unaudited) and December 31, 2004 (audited)

Condensed Consolidated Statements of Operations (unaudited) Six and three months ended June 30, 2005 and 2004

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) Six months ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 6	Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$34.2	$186.8
Short-term investments	--	20.0
Accounts receivable, net	520.0	441.4
Supplies inventories	59.7	61.5
Prepaid expenses and other	30.1	29.2
Deferred income taxes	47.6	1.1

Total current assets	691.6	740.0

Property, plant and equipment, net	375.6	360.0
Goodwill	1,467.3	1,300.4
Intangible assets, net	676.7	557.0
Investments in joint venture partnerships	543.7	548.5
Other assets, net	97.8	95.0

Total assets	$3,852.7	$3,600.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82.0	$85.3
Accrued expenses and other	217.2	215.4
Current portion of long-term debt	0.1	0.1

Total current liabilities	299.3	300.8

Zero coupon-subordinated notes	539.0	533.7
5 1/2% senior notes	353.2	353.4
Revolving credit facility	57.0	--
Long-term debt, less current portion	2.1	2.2
Capital lease obligations	3.0	2.9
Deferred income taxes	393.6	321.0
Other liabilities	87.1	87.6

Total liabilities	1,734.3	1,601.6

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.10 par value; 30.0 shares authorized;
shares issued: none	--	--
Common stock, $0.10 par value; 265.0 shares authorized;
152.1 and 150.7 shares issued and outstanding
at June 30, 2005 and December 31, 2004, respectively	15.2	15.1
Additional paid-in capital	1,561.2	1,504.1
Retained earnings	1,152.7	950.1
Treasury stock, at cost; 17.2 and
14.5 shares at June 30, 2005
and December 31, 2004, respectively	(673.6)	(544.2)
Unearned restricted stock compensation	(10.2)	(7.5)
Accumulated other comprehensive earnings	73.1	81.7

Total shareholders' equity	2,118.4	1,999.3

Total liabilities and shareholders' equity	$3,852.7	$3,600.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net sales	$853.3	$784.3	$1,652.4	$1,536.8
Cost of sales	488.4	444.6	949.2	879.5

Gross profit	364.9	339.7	703.2	657.3

Selling, general and
and administrative expenses	178.7	165.0	347.3	328.0
Amortization of intangibles	13.1	10.5	25.2	20.8

Operating income	173.1	164.2	330.7	308.5

Other income (expenses):
Investment loss	(3.1)	--	(3.1)	--
Interest expense	(8.6)	(9.3)	(17.1)	(18.6)
Income from joint venture
partnerships	13.9	12.1	27.6	24.7
Investment income	0.3	0.4	0.8	0.9
Other, net	0.2	(0.8)	(0.2)	(0.9)

Earnings before income taxes	175.8	166.6	338.7	314.6

Provision for income taxes	69.8	68.3	136.1	129.0

Net earnings	$106.0	$98.3	$202.6	$185.6

Basic earnings per
common share	$0.79	$0.70	$1.51	$1.32

Diluted earnings per
common share	$0.74	$0.66	$1.41	$1.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings

PERIOD ENDED JUNE 30, 2004
Balance at beginning of year	148.9	$14.9	$1,440.9	$587.1
Net earnings	--	--	--	185.6
Other comprehensive loss:
Foreign currency translation adjustments	--	--	--	--
Tax effect of other comprehensive
loss adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	0.9	0.1	22.9	--
Issuance of restricted stock awards	--	--	0.7	--
Surrender of restricted stock awards	--	--	(0.1)	--
Cancellation of restricted stock awards	--	--	--	--
Stock compensation	--	--	--	--
Income tax benefit from stock options exercised	--	--	5.7	--
Purchase of common stock	--	--	--	--

BALANCE AT JUNE 30, 2004	149.8	$15.0	$1,470.1	$772.7

PERIOD ENDED JUNE 30, 2005
Balance at beginning of year	150.7	$15.1	$1,504.1	$950.1
Net earnings	--	--	--	202.6
Other comprehensive loss:
Foreign currency translation adjustments	--	--	--	--
Tax effect of other comprehensive
loss adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	1.2	0.1	40.1	--
Issuance of restricted stock awards	0.2	--	7.2	--
Surrender of restricted stock awards	--	--	--	--
Cancellation of restricted stock awards	--	--	(0.3)	--
Stock compensation	--	--	2.3	--
Income tax benefit from stock options exercised	--	--	7.8	--
Purchase of common stock	--	--	--	--

BALANCE AT JUNE 30, 2005	152.1	$15.2	$1,561.2	$1,152.7

(continued)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(Unaudited)

		Unearned	Accumulated
		Restricted	Other	Total
	Treasury	Stock	Comprehensive	Shareholders'
	Stock	Compensation	Earnings	Equity

PERIOD ENDED JUNE 30, 2004
Balance at beginning of year	$(159.3)	$(22.4)	$34.7	$1,895.9
Comprehensive earnings:
Net earnings	--	--	--	185.6
Other comprehensive loss:
Foreign currency translation adjustments	--	--	(15.1)	(15.1)
Tax effect of other comprehensive loss adjustments	--	--	6.1	6.1

Comprehensive earnings				176.6
Issuance of common stock	--	--	--	23.0
Issuance of restricted stock awards	--	(0.7)	--	--
Surrender of restricted stock awards	(6.7)	--	--	(6.7)
Cancellation of restricted stock awards	--	--	--	--
Stock compensation	--	9.5	--	9.5
Income tax benefit from stock options exercised	--	--	--	5.7
Purchase of common stock	(182.1)	--	--	(182.1)

BALANCE AT JUNE 30, 2004	$(348.1)	$(13.5)	$25.7	$1,921.9

PERIOD ENDED JUNE 30, 2005
Balance at beginning of year	$(544.2)	$(7.5)	$81.7	$1,999.3
Comprehensive earnings:
Net earnings	--	--	--	202.6
Other comprehensive loss:
Foreign currency translation adjustments	--	--	(10.8)	(10.8)
Tax effect of other comprehensive
loss adjustments	--	--	2.2	2.2

Comprehensive earnings				194.0
Issuance of common stock	--	--	--	40.2
Issuance of restricted stock awards	--	(7.2)	--	--
Surrender of restricted stock awards	(7.3)	--	--	(7.3)
Cancellation of restricted stock awards	--	0.3	--	--
Stock compensation	--	4.2	--	6.5
Income tax benefit from stock options exercised	--	--	--	7.8
Purchase of common stock	(122.1)	--	--	(122.1)

BALANCE AT JUNE 30, 2005	$(673.6)	$(10.2)	$73.1	$2,118.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$202.6	$185.6
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	73.1	69.6
Stock compensation	6.5	9.5
Loss on sale of assets	0.2	0.5
Investment loss	3.1	--
Accreted interest on zero coupon-
subordinated notes	5.3	5.2
Cumulative earnings in excess of
distribution from joint venture partnerships	(5.5)	--
Deferred income taxes	1.2	23.8
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable, net	(37.8)	(19.9)
Decrease(increase) in inventories	5.8	(0.1)
Decrease in prepaid expenses and other	0.8	11.0
(Decrease)increase in accounts payable	(10.1)	5.5
(Decrease)increase in accrued expenses and other	(4.3)	3.6

Net cash provided by operating activities	240.9	294.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45.7)	(42.6)
Proceeds from sale of assets	0.8	1.3
Deferred payments on acquisitions	(2.4)	(3.8)
Proceeds from sale of short-term investments	20.0	--
Acquisition of licensing technology	(6.2)	(0.5)
Acquisition of business, net of cash acquired	(323.2)	(34.6)

Net cash used for investing activities	(356.7)	(80.2)

(continued)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	135.0	--
Payments on revolving credit facilities	(78.0)	--
Payments on long-term debt	(0.1)	(0.4)
Payments on long-term lease obligations	(1.4)	(0.7)
Net proceeds from issuance of stock to employees	40.2	23.0
Purchase of treasury stock	(132.1)	(176.2)

Net cash used for financing activities	(36.4)	(154.3)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.6)

Net (decrease)increase in cash and cash equivalents	(152.6)	59.2
Cash and cash equivalents at beginning of period	186.8	123.0

Cash and cash equivalents at end of period	$34.2	$182.2

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$9.6	$9.6
Income taxes, net of refunds	134.9	78.5

Disclosure of non-cash financing and investing activities:
Issuance of restricted stock awards	7.2	0.7
Surrender of restricted stock awards	7.3	6.7
Accrued repurchases of common stock	--	5.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company owns greater than 20%, and therefore exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the Company's Board of Directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in "Accumulated other comprehensive earnings".

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2004 annual report on Form 10-K. Therefore, the interim statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s annual report.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company's outstanding stock options, restricted stock awards, performance share awards, and shares issuable upon conversion of zero-coupon subordinated notes.

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

(shares in millions)

	Three Months Ended June 30, 2005						Six Months Ended June 30, 2004

	2005			2004			2005			2004

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$106.0	134.2	$0.79	$98.3	140.1	$0.70	$202.6	134.4	$1.51	$185.6	140.9	$1.32

Dilutive effect of employee stock options and awards	--	1.3		--	1.2		--	1.2		--	1.4
Effect of convertible debt, net of tax	1.6	10.0		1.5	10.0		3.2	10.0		3.1	10.0

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$107.6	145.5	$0.74	$99.8	151.3	$0.66	$205.8	145.6	$1.41	$188.7	152.3	$1.24

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Stock options	--	1.5	--	1.5

3.	STOCK COMPENSATION PLANS

The Company applies the provisions of APB Opinion No. 25 in accounting for its employee stock option and stock purchase plans and, accordingly, no compensation cost has been recognized for these plans in the financial statements. Had the Company determined compensation cost for these two plans based on the fair value method as defined in Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the impact on the Company's net earnings on a pro forma basis is indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net earnings, as reported	$106.0	$98.3	$202.6	$185.6
Add: Stock-based compensation Under APB 25	2.0	1.8	3.8	5.6
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(6.4)	(7.9)	(12.5)	(17.8)

Pro forma net income	$101.6	$92.2	$193.9	$173.4

Basic earnings per common share As reported	0.79	0.70	1.51	1.32
Pro forma	0.77	0.69	1.47	1.25
Diluted earnings per common share As reported	0.74	0.66	1.41	1.24
Pro forma	0.71	0.62	1.35	1.16

4.	STOCK REPURCHASE PROGRAM

On October 20, 2004, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. During the first six months of 2005, the Company completed this program by purchasing 2.5 million shares of its common stock totaling $122.1 with cash flow from operations.

On April 21, 2005, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. The Company has made no purchases under this program as of the end of the second quarter.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

5.	REVOLVING CREDIT FACILITY

On January 13, 2005, the Company entered into a $350.0 revolving credit facility with Credit Suisse First Boston and UBS Securities LLC, acting as Co-Lead Arrangers, and a group of financial institutions. This new five year credit facility replaced the existing $150.0 364-day revolving credit facility and the $200.0 three-year revolving credit facility which was amended on January 14, 2003 and was scheduled to expire on February 18, 2005. The new facility also provides for an accordion feature to increase the facility up to an additional $150.0, with the consent of the lenders, if needed to support the Company's growth. The revolving credit facility bears interest at varying rates based upon the Company's credit rating with Standard & Poor's Ratings Services. The balance outstanding on the Company’s revolving credit facility was $57.0 and $0.0 at June 30, 2005 and 2004, respectively. As of June 30, 2005, the weighted average interest rate on the revolving credit facility was 3.62%.

The senior credit facility is available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments, and acquisitions. The agreement contains certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The covenants also limit the payment of dividends. The Company is in compliance with all covenants at June 30, 2005.

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

Based upon independent appraisals, these embedded derivatives had no fair market value at June 30, 2005 and 2004.

7. BUSINESS ACQUISITIONS

On February 3, 2005, the Company acquired all of the outstanding shares of US Pathology Labs, Inc. and Subsidiaries ("US LABS") for approximately $155 in cash. US LABS, based in Irvine, California, is a national, anatomic pathology reference laboratory devoted to comprehensive, high-quality, rapid-response cancer testing. The company provides diagnostic, prognostic, and predictive cancer testing services to hospitals, physician offices and surgery centers.

On May 11, 2005, the Company acquired all of the outstanding shares of Esoterix, Inc. and Subsidiaries ("Esoterix") for approximately $150 in cash. Esoterix, based in Austin, Texas, is a leading provider of specialty reference testing.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

8.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill (net of accumulated amortization) for the six-month period ended June 30, 2005 and for the year ended December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004

Balance as of January 1	$1,300.4	$1,285.9
Goodwill acquired during the period	168.9	17.1
Adjustments to goodwill	(2.0)	(2.6)

Balance at end of period	$1,467.3	$1,300.4

The components of identifiable intangible assets are as follows:

	June 30, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$707.1	$(164.9)	$596.3	$(148.0)
Patents, licenses and technology	89.3	(23.0)	79.6	(18.3)
Non-compete agreements	25.8	(21.6)	25.2	(20.3)
Trade name	73.2	(9.2)	49.4	(6.9)

	$895.4	$(218.7)	$750.5	$(193.5)

Amortization of intangible assets for the six month and three month periods ended June 30, 2005 was $25.2 and $13.1, respectively, and $20.8 and $10.5 for the six month and three month periods ended June 30, 2004. Amortization expense for the net carrying amount of intangible assets is estimated to be $28.2 for the remainder of fiscal 2005, $57.7 in fiscal 2006, $55.9 in fiscal 2007, $53.3 in fiscal 2008, $52.3 in fiscal 2009 and $429.3 thereafter.

9. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

Lease and Other Facility Costs

Balance as of January 1, 2005	$9.8
Cash payments	(1.3)

Balance as of June 30, 2005	$8.5

Current	$1.0
Non-current	7.5

$8.5

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

10. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004 the Financial Standards Accounting Board (FASB) issued SFAS No. 123(R), “Share-Based Payment (revised 2004)”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123(R) is effective for annual periods beginning after June 15, 2005. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Company has not finalized what, if any, changes may be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact. The Company expects to announce the impact in connection with reporting its fourth quarter and full year 2005 financial results. The impact on cash from operations of adopting the new accounting standard cannot be estimated at this time. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for the proforma impact of expensing all equity-based compensation, which the Company believes would approximate the annual effect of adopting the new accounting standard.

11. COMMITMENTS AND CONTINGENCIES

On June 24, 2003, the Company and certain of its executive officers were sued in the United States District Court for the Middle District of North Carolina in the first of a series of putative shareholder class actions alleging securities fraud. Shortly thereafter, five other complaints containing substantially identical allegations were filed against the Company and certain of the Company’s executive officers. Each of the complaints alleges that the defendants violated the federal securities laws by making material misstatements and/or omissions that caused the price of the Company's stock to be artificially inflated between February 13 and October 3, 2002. The plaintiffs seek certification of a class of substantially all persons who purchased shares of the Company's stock during that time period and unspecified monetary damages. These six cases have been consolidated and will proceed as a single case. The plaintiffs have filed a consolidated amended complaint. On July 16, 2004, the defendants filed a motion to dismiss the consolidated complaint. The defendants deny any liability and continue to defend the case vigorously. At this time, it is premature to make any assessment of the potential outcome of the cases or whether they could have a material adverse effect on the Company’s financial condition.

The Company is the appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8 million. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case to the United States Court of Appeals for the Federal Circuit. On June 8, 2004, that court affirmed the judgment against the Company and, on August 5, 2004, the Company’s request for rehearing was denied. On November 3, 2004, the Company filed a petition for a writ of certiorari with the United States Supreme Court. In connection with the Company's petition for review, on February 28, 2005 the Court invited the United States Solicitor General to express the views of the United States relating to validity of certain method

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

patents, such as the patent at issue in this case. The Company plans to continue to vigorously contest the Judgment until it exhausts all reasonable appellate rights.

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

Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At June 30, 2005 and 2004, the Company had provided letters of credit aggregating approximately $60.9 and $52.9 respectively, primarily in connection with certain insurance programs.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Components of net periodic benefit cost
Service Cost	$4.2	$3.6	$7.9	$6.8
Interest Cost	3.5	3.2	6.9	6.3
Expected return on plan assets	(5.4)	(4.2)	(10.3)	(7.9)
Net amortization and deferral	--	0.4	0.7	0.8

Net periodic pension cost	$2.3	$3.0	$5.2	$6.0

The Company assumed obligations under a subsidiary's postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Components of postretirement benefit expense
Service Cost	$0.1	$0.3	$0.3	$0.5
Interest Cost	0.6	0.8	1.3	1.8
Net amortization and deferral	(0.4)	(0.5)	(1.1)	(1.0)
Amortization of actuarial loss	(0.1)	0.3	0.2	0.7

Postretirement benefit expense	$0.2	$0.9	$0.7	$2.0

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

As of June 30, 2005, the Company has contributed $8.0 to its defined pension plan, and based on the funded status of the plan, does not anticipate making any further contributions in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

7.	increased competition, including price competition;

8.	changes in payer mix, including an increase in capitated managed-cost health care or the impact of a shift to consumer-driven health plans;

9.	failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

10.	failure to effectively manage newly acquired businesses and the cost related to such integration;

11.	adverse results in litigation matters;

12.	inability to attract and retain experienced and qualified personnel;

13.	failure to maintain the Company’s days sales outstanding levels;

14.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

15.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

16.

inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

17.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

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

RESULTS OF OPERATIONS (dollars in millions)

Three months ended June 30, 2005 compared with Three months ended June 30, 2004.

Net sales for the three months ended June 30, 2005 were $853.3, an increase of $69.0, or approximately 8.8%, from $784.3 for the comparable 2004 period. The sales increase is a result of an increase of approximately 1.1% in volume (primarily volume growth in genomic and esoteric testing of 9.6% as volume decreased 0.7% in the routine testing business). Price increased by 7.6% for the quarter. The improvement in pricing is a result of several factors, including our emphasis on pricing discipline, a continued shift in the Company’s test mix in core, genomic and esoteric testing, and the loss of a large capitated contract in Florida and a large hospital laboratory management agreement. Additionally, the acquisition of both US LABS and Esoterix positively impacted price.

Cost of sales, which includes primarily laboratory and distribution costs, was $488.4 for the three months ended June 30, 2005 compared to $444.6 in the corresponding 2004 period, an increase of $43.8, or 9.9%. The increase in cost of sales is primarily the result of increased volume in genomic and esoteric testing and the acquisitions discussed above. Cost of sales as a percentage of net sales was 57.2% for the three months ended June 30, 2005 and 56.7% in the corresponding 2004 period.

Selling, general and administrative expenses increased to $178.7 for the three months ended June 30, 2005 from $165.0 in the same period in 2004. As a percentage of net sales, selling, general and administrative expenses were 20.9% and 21.0% for the three months ended June 30, 2005 and 2004, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily the result of a reduced effective bad debt expense rate and the continued impact of the Company's cost control initiatives, offset by investment in sales force and the impact of acquisitions.

The amortization of intangibles and other assets was $13.1 and $10.5 for the three months ended June 30, 2005 and 2004. The increase in the amortization expense for the three months ended June 30, 2005 is a result of business acquisitions.

The investment loss of $3.1 relates to a write-off of the value of warrants to purchase common stock of Exact Sciences Corporation (“Exact”), which were obtained as part of the Company’s licensing agreement for Exact’s PreGen Plus technology in 2002. The original term of the warrants expired in June 2005.

Interest expense was $8.6 for the three months ended June 30, 2005 compared with $9.3 for the same period in 2004. The decrease in interest expense is primarily the result of the completion of amortization of deferred fees associated with the zero coupon-subordinated notes in 2004.

Income from equity investments was $13.9 for the three months ended June 30, 2005 compared with $12.1 for the same period in 2004. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

The provision for income taxes as a percentage of earnings before taxes was 39.7% for the three months ended June 30, 2005 compared to 41.0% for the three months ended June 30, 2004. The effective tax rate was favorably impacted by a deduction for certain dividends received in 2005.

Six months ended June 30, 2005 compared with Six months ended June 30, 2004.

Net sales for the six months ended June 30, 2005 were $1,652.4, an increase of $115.6, or 7.5%, from $1,536.8 for the same period in 2004. The sales increase is a result of an increase of approximately 0.7% in volume (primarily volume growth in genomic and esoteric testing of 9.0% as volume decreased 1.0% in the routine testing business). Price increased by 6.8% during the first six months. The improvement in pricing is a result of several factors, including our emphasis on pricing discipline, a continued shift in the Company’s test mix in core, genomic and esoteric testing, and the loss of a large capitated contract in Florida and a large hospital laboratory management agreement. Additionally, the acquisition of both US LABS and Esoterix positively impacted price.

Cost of sales, which includes primarily laboratory and distribution costs, was $949.2 for the six months ended June 30, 2005 compared to $879.5 for the same period of 2004, an increase of $69.7, or 7.9%. The increase in cost of sales is primarily the result of increased volume in genomic and esoteric testing and the acquisitions discussed above. Cost of sales as a percentage of net sales was 57.4% for the six months ended June 30, 2004 and 57.2% for the same period in 2004.

Selling, general and administrative expenses increased to $347.3 for the six months ended June 30, 2004 from $328.0 for the same period in 2004. As a percentage of net sales, selling, general and administrative expenses were 21.0% and 21.3% for the three months ended June 30, 2005 and 2004, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily the result of a reduced effective bad debt expense rate and the continued impact of the Company's cost control initiatives, offset by investment in sales force and the impact of acquisitions.

The amortization of intangibles and other assets was $25.2 and $20.8 for the six months ended June 30, 2005 and 2004. The increase in the amortization expense for the six months ended June 30, 2004 is a result of business acquisitions.

The investment loss of $3.1 relates to a write-off of the value of warrants to purchase common stock of Exact Sciences Corporation (“Exact”), which were obtained as part of the Company’s licensing agreement for Exact’s PreGen Plus technology in 2002. The original term of the warrants expired in June 2005.

Interest expense was $17.1 for the six months ended June 30, 2004 compared with $18.6 for the same period in 2004. The decrease in interest expense is primarily the result of the completion of amortization of deferred fees associated with the zero coupon-subordinated notes in 2004.

The provision for income taxes as a percentage of earnings before taxes was 40.2% for the six months ended June 30, 2005 compared to 41.0% for the six months ended June 30, 2004. The effective tax rate was favorably impacted by a deduction for certain dividends received in 2005..

LIQUIDITY AND CAPITAL RESOURCES (dollars in millions)

Net cash provided by operating activities was $240.9 and $294.3 for the six months ended June 30, 2005 and June 30, 2004, respectively. The decrease in cash flows from operations primarily resulted from an increase in tax payments of $56.4 made in the first six months of 2005.

Capital expenditures were $45.7 and $42.6 at June 30, 2005 and 2004, respectively. The Company expects total capital expenditures of approximately $110.0 to $125.0 in 2005. These expenditures are intended to support the Company's strategic initiatives centered around customer retention, scientific differentiation and managed care. In addition, the Company continues to make important investments in information technology connectivity with its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations.

On October 20, 2004, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. During the first six months of 2005, the Company completed this program by purchasing 2.5 million shares of its common stock totaling $122.1 with cash flow from operations.

On April 21, 2005, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. The Company has made no purchases under this program as of the end of the second quarter.

Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

Contractual Cash Obligations (in millions)

	Payments Due by Period

	<1 Yr	1-3 Yrs	3-5 Yrs	>5 Yrs

Capital lease obligations	$3.4	$4.3	$--	$--
Operating leases	61.4	82.2	42.9	40.4
Contingent future licensing payments (a)	1.4	49.7	0.6	0.5
Minimum royalty payments	5.8	18.7	8.8	--
Minimum purchase obligations	10.3	30.0	--	--
Revolving credit facility	--	--	57.0	--
Scheduled principal on 5 1/2% Senior Notes	--	--	--	350.0
Scheduled interest payments on 5 1/2% Senior Notes	19.3	38.5	38.5	48.2
Zero coupon-subordinated notes (b)	--	552.0	--	--

Total contractual cash obligations	$101.6	$775.4	$147.8	$439.1

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

(c)

The table does not include obligations under the Company’s pension and postretirement benefit plans which are included in Note 12 to the Unaudited Condensed Consolidated Financial Statements. The Company has contributed $8 million to its defined pension plan during 2005, and based on the funded status of the plan, doesn’t anticipate making any further contributions in 2005. Benefits under the Company's postretirement medical plan are made when claims are submitted for payment, the timing of which are not practicable to estimate.

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

Based upon independent appraisals, these embedded derivatives had no fair value at June 30, 2005.

ITEM 4. Controls and Procedures

As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2005.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2005, which is incorporated by reference.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On October 20, 2004, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. During the first six months of 2005, the Company completed this program by purchasing 2.5 million shares of its common stock totaling $122.1 with cash flow from operations.

On April 21, 2005, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. The Company has made no purchases under this program as of the end of the second quarter.

(Shares and dollars in millions)

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum* Dollar Value of Shares that May Yet Be Repurchased Under the Program

April 1 - April 30	0.2	$49.051	5.2	$250.0
May 1 - May 31	--	--	--	--
June 1 - June 30	--	--	--	--

Total	0.2	$49.051

Item 4.	Submission of Matters to a Vote of Security Holders

The following votes were provided by American Stock Transfer & Trust Company in their proxy tabulation reports dated May 24, 2005, reflecting voting activity through the shareholder meeting held on May 18, 2005:

Total outstanding shares of Laboratory Corporation of America Holdings (NEW):	134,548,300

(excludes 17,029,811 non-voting Treasury shares)

Total shares voted:		123,599,310
Votes	Votes
For	Withheld

Election of the members

of the Board of Directors:

Thomas P. Mac Mahon	121,090,120	2,509,190
Jean-Luc Bélingard	122,461,786	1,137,524
Wendy E. Lane	122,478,339	1,120,971
Robert E. Mittelstaedt, Jr.	122,494,232	1,105,078
Arthur H. Rubenstein, MBBCh	122,485,332	1,113,978
Andrew G. Wallace, MD	121,214,871	2,384,439
M. Keith Weikel	122,482,668	1,116,642

Votes	Votes	Votes
For	Against	Abstained

Ratification of the appointment of

PricewaterhouseCoopers LLP as the Company’s

independent accountants for the fiscal year

ending December 31, 2005:	120,871,719	1,944,718	782,873

Total outstanding shares of Laboratory Corporation of America Holdings (OLD):		10,908
Total shares voted:		461
Votes	Votes
For	Withheld

Election of the members

of the Board of Directors:

Thomas P. Mac Mahon	461	0
Jean-Luc Bélingard	461	0
Wendy E. Lane	461	0
Robert E. Mittelstaedt, Jr.	461	0
Arthur H. Rubenstein, MBBCh	461	0
Andrew G. Wallace, MD	461	0
M. Keith Weikel	461	0

Votes	Votes	Votes
For	Against	Abstained

Ratification of the appointment of

PricewaterhouseCoopers LLP as the Company’s

independent accountants for the fiscal year

ending December 31, 2005:	461	0	0

In addition, certain shares of National Health Laboratories Holdings Inc. (NHL) which have not been converted to Company shares were eligible to vote at the annual meeting and were voted as follows:

Total outstanding NHL shares:	28
Total shares voted:	1

Votes	Votes
For	Withheld

Election of the members

of the Board of Directors:

Thomas P. Mac Mahon	1	0
Jean-Luc Bélingard	1	0
Wendy E. Lane	1	0
Robert E. Mittelstaedt, Jr.	1	0
Arthur H. Rubenstein, MBBCh	1	0
Andrew G. Wallace, MD	1	0
M. Keith Weikel	1	0

Votes	Votes	Votes
For	Against	Abstained

Ratification of the appointment of

PricewaterhouseCoopers LLP as the Company’s

independent accountants for the fiscal year

ending December 31, 2005:	1	0	0

Item 6.	Exhibits

(a)	Exhibits

10.5*	- Second Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan
10.6*	- Third Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan
10.7*	- First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan
10.8*	- Second Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan

31.1*	- Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	- Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	- Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

By: /s/ THOMAS P. MAC MAHON
Thomas P. Mac Mahon
Chairman, President
and Chief Executive Officer

By: /s/ WILLIAM B. HAYES
William B. Hayes
Executive Vice President,
Chief Financial Officer and
Treasurer

August 8, 2005