Form 10-Q
period 2005-11-01
LABORATORY CORP OF AMERICA HOLDINGS
filed 2005-11-01
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares outstanding of the issuer's common stock is 132,920,243 shares, net of treasury stock as of October 27, 2005.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations (unaudited) Nine and three months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) Nine months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2005 and 2004

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

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	(Unaudited)
	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$52.5	$186.8
Short-term investments	--	20.0
Accounts receivable, net	519.7	441.4
Supplies inventories	53.6	61.5
Prepaid expenses and other	33.5	29.2
Deferred income taxes	41.0	1.1

Total current assets	700.3	740.0

Property, plant and equipment, net	384.0	360.0
Goodwill	1,487.0	1,300.4
Intangible assets, net	660.1	557.0
Investments in joint venture partnerships	573.9	548.5
Other assets, net	92.8	95.0

Total assets	$3,898.1	$3,600.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102.7	$85.3
Accrued expenses and other	226.5	215.4
Zero coupon subordinated notes	541.7	--
Current portion of long-term debt	0.2	0.1

Total current liabilities	871.1	300.8

Zero coupon-subordinated notes	--	533.7
5 1/2% senior notes	353.1	353.4
Long-term debt, less current portion	2.0	2.2
Capital lease obligations	2.5	2.9
Deferred income taxes	411.6	321.0
Other liabilities	87.5	87.6

Total liabilities	1,727.8	1,601.6

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.10 par value; 30.0 shares authorized;
shares issued: none	--	--
Common stock, $0.10 par value; 265.0 shares authorized;
152.5 and 150.7 shares issued
at September 30, 2005 and December 31, 2004, respectively	15.3	15.1
Additional paid-in capital	1,578.2	1,504.1
Retained earnings	1,247.4	950.1
Treasury stock, at cost; 18.9 and
14.5 shares at September 30, 2005
and December 31, 2004, respectively	(752.4)	(544.2)
Unearned restricted stock compensation	(8.5)	(7.5)
Accumulated other comprehensive earnings	90.3	81.7

Total shareholders' equity	2,170.3	1,999.3

Total liabilities and shareholders' equity	$3,898.1	$3,600.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net sales	$852.9	$781.5	$2,505.3	$2,318.3
Cost of sales	498.3	455.6	1,447.5	1,335.2

Gross profit	354.6	325.9	1,057.8	983.1

Selling, general and
and administrative expenses	179.9	162.2	527.2	490.2
Amortization of intangibles	13.1	10.9	38.3	31.7
Restructuring and other special charges	10.0	--	10.0	--

Operating income	151.6	152.8	482.3	461.2

Other income (expenses):
Investment loss	--	--	(3.1)	--
Interest expense	(8.4)	(9.0)	(25.5)	(27.6)
Income from joint venture
partnerships	13.8	12.9	41.4	37.6
Investment income	0.4	1.0	1.2	1.9
Other, net	--	(0.7)	(0.2)	(1.5)

Earnings before income taxes	157.4	157.0	496.1	471.6

Provision for income taxes	62.7	64.4	198.8	193.4

Net earnings	$94.7	$92.6	$297.3	$278.2

Basic earnings per
common share	$0.71	$0.67	$2.21	$1.99

Diluted earnings per
common share	$0.66	$0.63	$2.07	$1.87

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings

PERIOD ENDED SEPTEMBER 30, 2004
Balance at beginning of year	148.9	$14.9	$1,440.9	$587.1
Comprehensive earnings:
Net earnings	--	--	--	278.2
Other comprehensive loss:
Foreign currency translation adjustments	--	--	--	--
Tax effect of other comprehensive
loss adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	1.1	0.1	29.5	--
Issuance of restricted stock awards	--	--	0.7	--
Surrender of restricted stock awards	--	--	(0.1)	--
Cancellation of restricted stock awards	--	--	--	--
Stock compensation	--	--	--	--
Income tax benefit from stock options exercised	--	--	6.4	--
Purchase of common stock	--	--	--	--

BALANCE AT SEPTEMBER 30, 2004	150.0	$15.0	$1,477.4	$865.3

PERIOD ENDED SEPTEMBER 30, 2005
Balance at beginning of year	150.7	$15.1	$1,504.1	$950.1
Comprehensive earnings:
Net earnings	--	--	--	297.3
Other comprehensive loss:
Foreign currency translation adjustments	--	--	--	--
Tax effect of other comprehensive
loss adjustments	--	--	--	--
Comprehensive earnings
Issuance of common stock	1.6	0.2	53.3	--
Issuance of restricted stock awards	0.2	--	7.2	--
Surrender of restricted stock awards	--	--	--	--
Cancellation of restricted stock awards	--	--	(0.3)	--
Stock compensation	--	--	3.9	--
Income tax benefit from stock options exercised	--	--	10.0	--
Purchase of common stock	--	--	--	--

BALANCE AT SEPTEMBER 30, 2005	152.5	$15.3	$1,578.2	$1,247.4

(continued)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(Unaudited)

		Unearned	Accumulated
		Restricted	Other	Total
	Treasury	Stock	Comprehensive	Shareholders'
	Stock	Compensation	Earnings	Equity

PERIOD ENDED SEPTEMBER 30, 2004
Balance at beginning of year	$(159.3)	$(22.4)	$34.7	$1,895.9
Comprehensive earnings:
Net earnings	--	--	--	278.2
Other comprehensive loss:
Foreign currency translation adjustments	--	--	15.3	15.3
Tax effect of other comprehensive loss adjustments	--	--	(6.3)	(6.3)

Comprehensive earnings				287.2
Issuance of common stock	--	--	--	29.6
Issuance of restricted stock awards	--	(0.7)	--	--
Surrender of restricted stock awards	(6.7)	0.1	--	(6.7)
Cancellation of restricted stock awards	--	--	--	--
Stock compensation	--	12.5	--	12.5
Income tax benefit from stock options exercised	--	--	--	6.4
Purchase of common stock	(250.0)	--	--	(250.0)

BALANCE AT SEPTEMBER 30, 2004	$(416.0)	$(10.5)	$43.7	$1,974.9

PERIOD ENDED SEPTEMBER 30, 2005
Balance at beginning of year	$(544.2)	$(7.5)	$81.7	$1,999.3
Comprehensive earnings:
Net earnings	--	--	--	297.3
Other comprehensive loss:
Foreign currency translation adjustments	--	--	14.7	14.7
Tax effect of other comprehensive
loss adjustments	--	--	(6.1)	(6.1)

Comprehensive earnings				305.9
Issuance of common stock	--	--	--	53.5
Issuance of restricted stock awards	--	(7.2)	--	--
Surrender of restricted stock awards	(7.3)	--	--	(7.3)
Cancellation of restricted stock awards	--	0.3	--	--
Stock compensation	--	5.9	--	9.8
Income tax benefit from stock options exercised	--	--	--	10.0
Purchase of common stock	(200.9)	--	--	(200.9)

BALANCE AT SEPTEMBER 30, 2005	$(752.4)	$(8.5)	$90.3	$2,170.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$297.3	$278.2
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	110.7	104.9
Stock compensation	9.8	12.5
Loss on sale of assets	0.1	0.9
Investment loss	3.1	--
Accreted interest on zero coupon-
subordinated notes	8.0	7.9
Cumulative earnings in excess of
distribution from joint venture partnerships	(6.9)	(1.5)
Deferred income taxes	15.4	42.6
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable, net	(41.3)	(18.5)
Decrease(increase) in inventories	11.9	(4.3)
Decrease(increase) in prepaid expenses and other	(2.6)	9.7
Increase in accounts payable	10.6	7.1
Decrease in accrued expenses and other	(3.1)	(8.0)

Net cash provided by operating activities	413.0	431.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71.4)	(59.1)
Proceeds from sale of assets	1.4	1.6
Deferred payments on acquisitions	(4.8)	(5.8)
Purchases of short-term investments	--	(35.0)
Proceeds from sale of short-term investments	20.0	35.0
Acquisition of licensing technology	(6.4)	(1.5)
Acquisition of business, net of cash acquired	(335.3)	(34.6)

Net cash used for investing activities	(396.5)	(99.4)

(continued)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	135.0	--
Payments on revolving credit facilities	(135.0)	--
Payments on long-term debt	(0.2)	(0.5)
Payments on long-term lease obligations	(1.6)	(0.9)
Net proceeds from issuance of stock to employees	53.3	29.5
Purchase of treasury stock	(201.7)	(250.0)

Net cash used for financing activities	(150.2)	(221.9)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.5

Net (decrease)increase in cash and cash equivalents	(134.3)	110.7
Cash and cash equivalents at beginning of period	186.8	103.0

Cash and cash equivalents at end of period	$52.5	$213.7

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$19.3	$19.3
Income taxes, net of refunds	180.9	87.0

Disclosure of non-cash financing and investing activities:
Issuance of restricted stock awards	7.2	0.7
Surrender of restricted stock awards	7.3	6.7
Accrued repurchases of common stock	9.2	--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

        The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings and its majority-owned subsidiaries over which it exercises control. Long-term investments in affiliated companies in which the Company owns greater than 20%, and therefore exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the Company’s Board of Directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.

        The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in “Accumulated other comprehensive earnings”.

        The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

        The following represents a reconciliation of basic earnings per share to diluted earnings per share:

(shares in millions)

	Three Months Ended September 30						Nine Months Ended September 30

	2005			2004			2005			2004

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$94.7	134.4	$0.71	$92.6	138.7	$0.67	$297.3	134.4	$2.21	$278.2	140.2	$1.99

Dilutive effect of employee stock options and awards	--	1.2		--	1.2		--	1.4		--	1.3
Effect of convertible debt, net of tax	1.6	10.0		1.5	10.0		4.8	10.0		4.7	10.0

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$96.3	145.6	$0.66	$94.1	149.9	$0.63	$302.1	145.8	$2.07	$282.9	151.5	$1.87

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Stock options	--	1.4	--	1.5

3. STOCK COMPENSATION PLANS

        The Company applies the provisions of APB Opinion No. 25 in accounting for its employee stock option and stock purchase plans and, accordingly, no compensation cost has been recognized for these plans in the financial statements. Had the Company determined compensation cost for these two plans based on the fair value method as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, the impact on the Company’s net earnings on a pro forma basis is indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net earnings, as reported	$94.7	$92.6	$297.3	$278.2
Add: Stock-based compensation Under APB 25	2.0	1.8	5.9	7.5
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(6.3)	(7.9)	(18.9)	(25.8)

Pro forma net income	$90.4	$86.5	$284.3	$259.9

Basic earnings per common share As reported	0.71	0.67	2.21	1.99
Pro forma	0.67	0.62	2.12	1.85
Diluted earnings per common share As reported	0.66	0.63	2.07	1.87
Pro forma	0.63	0.59	1.98	1.75

4. STOCK REPURCHASE PROGRAM

        On October 20, 2004, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to an aggregate of $250.0 of its common stock from time-to-time. During the first six months of 2005, the Company completed this program by purchasing 2.5 million shares of its common stock totaling $122.2 with cash flow from operations.

        On April 21, 2005, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. The Company began purchasing shares under this program in the third quarter. For the three months ended September 30, 2005, the Company purchased 1.6 million shares of its common stock totaling $78.7 with cash flow from operations.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

5. REVOLVING CREDIT FACILITY

        On January 13, 2005, the Company entered into a $350.0 revolving credit facility with Credit Suisse First Boston and UBS Securities LLC, acting as Co-Lead Arrangers, and a group of financial institutions. This new five year credit facility replaced the existing $150.0 364-day revolving credit facility and the $200.0 three-year revolving credit facility which was amended on January 14, 2003 and was scheduled to expire on February 18, 2005. These credit agreements, under which no loans were outstanding, were terminated upon the closing of the new credit facility. The new facility also provides for an accordion feature whereby the Company can increase the amounts available under the facility up to an additional $150.0, with the consent of the lenders, if needed to support the Company’s growth. The revolving credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. There were no balances outstanding on the Company’s revolving credit facility at September 30, 2005 and December 31, 2004. As of September 30, 2005, the weighted average interest rate on the revolving credit facility was 4.34%.

        The senior credit facility is available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments, and acquisitions. The agreement contains certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The covenants also restrict the payment of dividends. The Company is in compliance with all covenants at September 30, 2005.

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

        Based upon independent appraisals, these embedded derivatives had no fair market value at September 30, 2005 and 2004.

7. BUSINESS ACQUISITIONS

        On February 3, 2005, the Company acquired all of the outstanding shares of US Pathology Labs, Inc. and Subsidiaries (“US LABS”) for approximately $155 in cash. US LABS, based in Irvine, California, is a national, anatomic pathology reference laboratory devoted to comprehensive, high-quality, rapid-response cancer testing. The company provides diagnostic, prognostic, and predictive cancer testing services to hospitals, physician offices and surgery centers.

        On May 11, 2005, the Company acquired all of the outstanding shares of Esoterix, Inc. and Subsidiaries (“Esoterix”) for approximately $150 in cash. Esoterix, based in Austin, Texas, is a leading provider of specialty reference testing.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

8. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill (net of accumulated amortization) for the nine-month period ended September 30, 2005 and for the year ended December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004

Balance as of January 1	$1,300.4	$1,285.9
Goodwill acquired during the period	187.5	17.1
Adjustments to goodwill	(0.9)	(2.6)

Balance at end of period	$1,487.0	$1,300.4

The components of identifiable intangible assets are as follows:

	September 30, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$677.8	$(173.0)	$596.3	$(148.0)
Patents, licenses and technology	89.6	(25.5)	79.6	(18.3)
Non-compete agreements	23.7	(22.1)	25.2	(20.3)
Trade name	100.7	(11.1)	49.4	(6.9)

	$891.8	$(231.7)	$750.5	$(193.5)

        Amortization of intangible assets for the three month and nine month periods ended September 30, 2005 was $13.1 and $38.3, respectively, and $10.9 and $31.7 for the three month and nine month periods ended September 30, 2004. Amortization expense for the net carrying amount of intangible assets is estimated to be $13.3 for the remainder of fiscal 2005, $51.8 in fiscal 2006, $50.0 in fiscal 2007, $47.4 in fiscal 2008, $46.4 in fiscal 2009 and $451.2 thereafter.

9. RESTRUCTURING AND OTHER SPECIAL CHARGES

        During the third quarter of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan is directed at reducing redundant facilities, while maintaining the goal of providing excellent customer service.

        In connection with the integration plan, the Company recorded $8.8 of costs associated with the execution of the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $7.0 related to employee severance benefits for approximately 500 employees, with the remainder primarily related to contractual obligations associated with leased facilities. Employee groups being affected as a result of this plan include those involved in the collection and testing of specimens, as well as administrative and other support functions.

        The Company also recorded a special charge of $1.2 related to forgiveness of amounts owed by patients and clients in the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

10. RESTRUCTURING RESERVES

        The following represents the Company’s restructuring activities for the period indicated:

	Severance Costs	Lease and Other Facility Costs	Total

Balance at January 1, 2005	$--	$9.8	$9.8
Restructuring charges	7.0	1.8	8.8
Cash payments	(4.8)	(0.8)	(5.6)

Balance at September 30, 2005	$2.2	$10.8	$13.0

Current			$5.5
Non-current			7.5

			$13.0

11. NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Standards Accounting Board (FASB) issued SFAS No. 123(R), “Share-Based Payment (revised 2004).” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) is effective for annual periods beginning after June 15, 2005. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Company has not finalized what, if any, changes may be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact. The Company expects to announce the impact in connection with reporting its fourth quarter and full year 2005 financial results. The impact on cash from operations of adopting the new accounting standard cannot be estimated at this time. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for the proforma impact of expensing all equity-based compensation, which the Company believes would approximate the annual effect of adopting the new accounting standard.

12. COMMITMENTS AND CONTINGENCIES

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

        The Company is the appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8 million. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case to the United States Court of Appeals for the Federal Circuit. On June 8, 2004, that court affirmed the judgment against the Company and, on August 5, 2004, the Company’s request for rehearing was denied. On November 3, 2004, the Company filed a petition for a writ of certiorari with the United States Supreme Court. On October 31, 2005, the Court granted the Company's petition, and the Company anticipates the case to be argued before the Supreme Court by the end of April 2006.

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At September 30, 2005 and December 31, 2004, the Company had provided letters of credit aggregating approximately $60.6 and $63.5 respectively, primarily in connection with certain insurance programs.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

13. PENSION AND POSTRETIREMENT PLANS

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

        The components of net periodic pension cost for both of the defined benefit plans are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Components of net periodic benefit cost
Service Cost	$3.9	$3.6	$11.8	$10.4
Interest Cost	3.5	3.3	10.4	9.6
Expected return on plan assets	(5.5)	(4.4)	(15.8)	(12.3)
Net amortization and deferral	0.3	0.3	1.0	1.1

Net periodic pension cost	$2.2	$2.8	$7.4	$8.8

        The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The components of postretirement benefit expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Components of postretirement benefit expense
Service Cost	$0.2	$0.2	$0.5	$0.7
Interest Cost	0.6	0.7	1.9	2.5
Net amortization and deferral	(0.6)	(0.5)	(1.7)	(1.5)
Amortization of actuarial loss	0.1	--	0.3	0.7

Postretirement benefit expense	$0.3	$0.4	$1.0	$2.4

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

        As of September 30, 2005, the Company has contributed $8.0 to its defined pension plan, and based on the funded status of the plan, does not anticipate making any further contributions in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company’s other public filings, press releases and discussions with Company management, including:

1.	changes in federal, state, local and third party payer regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing;

2.	adverse results from investigations of clinical laboratories by the government, which may include significant monetary damages and/or exclusion from the Medicare and Medicaid programs;

3.	loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid, the False Claims Act or other federal, state or local agencies;

4.	failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act which may result in penalties and loss of licensure;

5.	failure to comply with HIPAA, which could result in significant fines;

6.	failure of third party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, could result in an interruption in the Company’s cash flow;

7.	increased competition, including price competition;

8.	changes in payer mix, including an increase in capitated managed-cost health care or the impact of a shift to consumer-driven health plans;

9.	failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

10.	failure to retain or attract managed care business as a result of changes in business models, including new risk based or network approaches, or other changes in strategy or business models by managed care companies;

11.	failure to effectively manage newly acquired businesses and the cost related to such integration;

12.	adverse results in litigation matters;

13.	inability to attract and retain experienced and qualified personnel;

14.	failure to maintain the Company’s days sales outstanding levels;

15.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

16.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

17.	inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

18.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

19.	the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

20.	failure in the Company’s information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology and connectivity requirements;

21.	failure of the company’s disaster recovery plans to provide adequate protection against the interruption of business and/or the recovery of business operations;

22.	business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters;

23.	failure by the Company to comply with the Sarbanes-Oxley Act of 2002, including Section 404 of that Act which requires management to report on, and our independent registered public accounting firm to attest to and report on, our internal controls; and

24.	liabilities that result from the inability to comply with new corporate governance requirements.

RESULTS OF OPERATIONS (dollars in millions)

        Operating results for the quarter ended September 30, 2005 were negatively impacted by Gulf Coast hurricanes Katrina and Rita. While the Company’s more significant testing facilities were not damaged by either storm, a number of smaller facilities, including several patient service centers, continue to be inoperable. The Company has made every effort to re-route specimens to other operating facilities; however, specimen volume has been negatively impacted due to patients’ inability to visit doctors’ offices – the source of the majority of testing volume. In a typical hurricane event, the Company experiences a significant drop in specimen volumes during the storm — returning to normal several days after the storm has passed and services are restored. Due to the significant impact of these storms on southern Mississippi and New Orleans, the Company expects the impact will last longer than normal. The Company anticipates that certain facilities in southern Mississippi and New Orleans will remain closed for the rest of 2005.

        Management estimates that revenue was negatively impacted by approximately $7.0, or 1% during the third quarter due to severe weather. The Company estimates that fourth quarter revenues will be negatively impacted by approximately $7.5 and volume will be negatively impacted by approximately 1%.

Three months ended September 30, 2005 compared with Three months ended September 30, 2004

        Net sales for the three months ended September 30, 2005 were $852.9, an increase of $71.4, or approximately 9.1%, from $781.5 for the comparable 2004 period. The sales increase is a result of an increase of approximately 2.1% in volume (primarily volume growth in genomic and esoteric testing of 11.2% which was positively impacted by the acquisitions of US LABS and Esoterix) and 7.0% in price. The improvement in pricing is a result of several factors, including our emphasis on pricing discipline, a continued shift in the Company’s test mix in core, genomic and esoteric testing, and the loss of a large hospital laboratory management agreement. Additionally, the acquisition of both US LABS and Esoterix positively impacted price.

        Cost of sales, which includes primarily laboratory and distribution costs, was $498.3 for the three months ended September 30, 2005 compared to $455.6 in the corresponding 2004 period, an increase of $42.7, or 9.4%. The increase in cost of sales is primarily the result of increased volume in genomic and esoteric testing and the acquisitions discussed above. Cost of sales as a percentage of net sales was 58.4% for the three months ended September 30, 2005 and 58.3% in the corresponding 2004 period.

        Selling, general and administrative expenses increased to $179.9 for the three months ended September 30, 2005 from $162.2 in the same period in 2004. As a percentage of net sales, selling, general and administrative expenses were 21.1% and 20.8% for the three months ended September 30, 2005 and 2004, respectively. This increase in selling, general and administrative expenses as a percentage of net sales is primarily the result of the investment in the sales force and the impact of acquisitions, offset by a reduced effective bad debt expense rate and the continued impact of the Company’s cost control initiatives.

        The amortization of intangibles and other assets was $13.1 and $10.9 for the three months ended September 30, 2005 and 2004. The increase in the amortization expense for the three months ended September 30, 2005 is a result of business acquisitions.

        During the three months ended September 30, 2005, the Company recorded restructuring and other special charges of $10.0, in connection with the integration of US LABS and Esoterix as well as losses realized as a result of Hurricane Katrina. The $10.0 was comprised of approximately $8.8 related to integration costs of actions that impact the Company’s existing employees and operations (see “Note 9 to the Company’s Unaudited Condensed Consolidated Financial Statements”) and a special charge of approximately $1.2 related to forgiveness of amounts owed by patients and clients in the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

        Interest expense was $8.4 for the three months ended September 30, 2005 compared with $9.0 for the same period in 2004. The decrease in interest expense is primarily the result of the completion of amortization of deferred fees associated with the zero coupon-subordinated notes in 2004.

        Income from investments in joint venture partnerships was $13.8 for the three months ended September 30, 2005 compared with $12.9 for the same period in 2004. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 39.8% for the three months ended September 30, 2005 compared to 41.0% for the three months ended September 30, 2004. The effective tax rate was favorably impacted by a deduction for certain dividends received in 2005.

Nine months ended September 30, 2005 compared with Nine months ended September 30, 2004.

        Net sales for the nine months ended September 30, 2005 were $2,505.3, an increase of $187.0, or 8.1%, from $2,318.3 for the same period in 2004. The sales increase is a result of an increase of approximately 1.2% in volume (primarily volume growth in genomic and esoteric testing of 9.8% which was positively impacted by the acquisitions of US LABS and Esoterix) and 6.9% in price. The improvement in pricing is a result of several factors, including our emphasis on pricing discipline, a continued shift in the Company’s test mix in core, genomic and esoteric testing, and the loss of a large capitated contract in Florida and a large hospital laboratory management agreement. Additionally, the acquisition of both US LABS and Esoterix positively impacted price.

        Cost of sales, which includes primarily laboratory and distribution costs, was $1,447.5 for the nine months ended September 30, 2005 compared to $1,335.2 for the same period of 2004, an increase of $112.3, or 8.4%. The increase in cost of sales is primarily the result of increased volume in genomic and esoteric testing and the acquisitions discussed above. Cost of sales as a percentage of net sales was 57.8% for the nine months ended September 30, 2005 and 57.6% for the same period in 2004.

        Selling, general and administrative expenses increased to $527.2 for the nine months ended September 30, 2005 from $490.2 for the same period in 2004. As a percentage of net sales, selling, general and administrative expenses were 21.0% and 21.1% for the nine months ended September 30, 2005 and 2004, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily the result of a reduced effective bad debt expense rate and the continued impact of the Company’s cost control initiatives, offset by the investment in the sales force and the impact of acquisitions.

        The amortization of intangibles and other assets was $38.3 and $31.7 for the nine months ended September 30, 2005 and 2004. The increase in the amortization expense for the nine months ended September 30, 2005 is a result of business acquisitions.

        During the nine months ended September 30, 2005, the Company recorded restructuring and other special charges of $10.0, in connection with the integration of US LABS and Esoterix as well as losses realized as a result of Hurricane Katrina. The $10.0 was comprised of approximately $8.8 related to integration costs of actions that impact the Company’s existing employees and operations (see “Note 9 to the Company’s Unaudited Condensed Consolidated Financial Statements”) and a special charge of approximately $1.2 related to forgiveness of amounts owed by patients and clients in the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

        The investment loss of $3.1 recorded in the second quarter of 2005, relates to a write-off of the value of warrants to purchase common stock of Exact Sciences Corporation (“Exact”), which were obtained as part of the Company’s licensing agreement for Exact’s PreGen Plus technology in 2002. The original term of the warrants expired in June 2005.

        Interest expense was $25.5 for the nine months ended September 30, 2005 compared with $27.6 for the same period in 2004. The decrease in interest expense is primarily the result of the completion of amortization of deferred fees associated with the zero coupon-subordinated notes in 2004.

        The provision for income taxes as a percentage of earnings before taxes was 40.1% for the nine months ended September 30, 2005 compared to 41.0% for the nine months ended September 30, 2004. The effective tax rate was favorably impacted by a deduction for certain dividends received in 2005.

LIQUIDITY AND CAPITAL RESOURCES (dollars in millions)

        Net cash provided by operating activities was $413.0 and $431.5 for the nine months ended September 30, 2005 and September 30, 2004, respectively. The decrease in cash flows from operations primarily resulted from an increase in income tax payments of $93.9 made in the first nine months of 2005.

        Capital expenditures were $71.4 and $59.1 at September 30, 2005 and 2004, respectively. The Company expects total capital expenditures of approximately $90.0 to $100.0 in 2005. These expenditures are intended to support the Company’s strategic initiatives centered around customer retention, scientific differentiation and managed care. In addition, the Company continues to make important investments in information technology connectivity with its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations.

        On October 20, 2004, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to an aggregate of $250.0 of its common stock from time-to-time. During the first six months of 2005, the Company completed this program by purchasing 2.5 million shares of its common stock totaling $122.2 with cash flow from operations.

        On April 21, 2005, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. The Company began purchasing shares under this program in the third quarter. For the three months ended September 30, 2005, the Company purchased approximately 1.6 million shares of its common stock totaling $78.7 with cash flow from operations.

        Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

Contractual Cash Obligations (in millions)

	Payments Due by Period

	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs

Capital lease obligations	$3.4	$4.3	$--	$--
Operating leases	61.4	82.2	42.9	40.4
Contingent future licensing payments (a)	1.3	49.9	0.8	0.4
Minimum royalty payments	6.0	17.3	8.8	--
Minimum purchase obligations	10.3	30.0	--	--
Scheduled principal on 5 1/2% Senior Notes	--	--	--	350.0
Scheduled interest payments on 5 1/2% Senior Notes	19.3	38.5	38.5	39.6
Zero coupon-subordinated notes (b)	552.0	--	--	--

Total contractual cash obligations	$653.7	$222.2	$91.0	$430.4

(a)	Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)	Holders of the zero coupon-subordinated notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2006 and 2011 at prices ranging from $741.92 to $819.54 per note. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary.

(c)	The table does not include obligations under the Company’s pension and postretirement benefit plans which are included in Note 13 to the Unaudited Condensed Consolidated Financial Statements. The Company has contributed $8 million to its defined pension plan during 2005, and based on the funded status of the plan, does not anticipate making any further contributions in 2005. Benefits under the Company’s postretirement medical plan are made when claims are submitted for payment, the timing of which are not practicable to estimate.

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

        Based upon independent appraisals, these embedded derivatives had no fair value at September 30, 2005.

ITEM 4. Controls and Procedures

        As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2005.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 2005, which is incorporated by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On October 20, 2004, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time. During the first six months of 2005, the Company completed this program by purchasing 2.5 million shares of its common stock totaling $122.2 with cash flow from operations.

        On April 21, 2005, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $250.0 of its common stock from time-to-time.

        (Shares and dollars in millions)

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum* Dollar Value of Shares that May Yet Be Repurchased Under the Program

July 1 - July 31	--	$--	5.2	$250.0
August 1 - August 31	0.2	49.307	5.4	237.4
September 1 - September 30	1.4	48.371	6.8	171.3

Total	1.6	$48.518

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits

(a)	Exhibits

31.1*	- Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	- Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	- Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

October 31, 2005