Form 10-K
LABORATORY CORP OF AMERICA HOLDINGS
filed 2006-02-28
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of Regulation S-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.7 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 125.3 million shares as of February 16, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the Registrant's Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December, 31, 2005 are incorporated by reference into Part III.

(2)

Index

Part I

Page
Item 1.	Business	4
	The Clinical Laboratory Testing Industry	4
	Effect of Market Changes on the Clinical Laboratory Industry	5
	Company Strategy	6
	Laboratory Testing Operations and Services	7
	Testing Services	8
	Clients	10
	Payers	11
	Investments in Joint Venture Partnerships	11
	Sales and Marketing and Client Service	12
	Information Systems	12
	Billing	12
	Quality Assurance	13
	Employees	14
	Regulation and Reimbursement	14
	Compliance Program	20
Item 1A.	Risk Factors	21
Item 2.	Properties	27
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	29

Part II

Part III

Item 10.	Directors and Executive Officers of the Registrant	49
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management	49
Item 13.	Certain Relationships and Related Transactions	50
Item 14.	Principal Accountant Fees and Services	50

Part IV

Item 15.	Exhibits and Financial Statement Schedules	51

(3)

PART I

Item 1. BUSINESS

        Laboratory Corporation of America Holdings and its subsidiaries (the “Company”), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2005 net revenues. Since the Company’s founding in 1971, it has grown into a national network of 36 primary laboratories and over 1,300 service sites, consisting of branches, patient service centers and STAT laboratories (which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately). Through its national network of laboratories, the Company offers a broad range of clinical laboratory tests which are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty testing businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

        With approximately 24,000 employees, the Company processes tests on more than 360,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico, Belgium, and three provinces in Canada. Its clients include physicians, hospitals, HMOs and other managed care organizations, governmental agencies, large employers, and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company’s tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition. The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in each of its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours. In addition, the Company provides specialty testing services in the areas of allergy, clinical trials, diagnostic genetics, identity, infectious disease, oncology and occupational testing.

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

        The Company is committed to providing the highest quality laboratory services to our clients in full compliance with all federal, state and local laws and regulations. The Company’s Code of Business Conduct and Ethics outlines ethics and compliance policies adopted by the Company to meet this commitment. These policies apply to all employees of the Company and its subsidiaries as well as the Company’s Board of Directors. The Code of Business Conduct and Ethics, as well as the Charters for the Audit, Compensation, Ethics and Quality Assurance, and Nominating and Corporate Governance Committees, and the Company’s Corporate Governance Guidelines, are posted on the Company’s website www.labcorp.com. The Company has established a Compliance Action hotline (1-800-801-1005), which provides a confidential and anonymous method to report a possible violation of a LabCorp compliance policy or procedure, or a federal or state law or regulation; a HIPAA Privacy hotline (1-877-234-4722), which provides a confidential and anonymous method for an employee to report a possible violation of a HIPAA privacy, security or billing policy or procedure; and an Accounting hotline (1-866-469-6893), which provides a confidential and anonymous method for an employee to report a possible violation of internal accounting controls or auditing matters.

The Clinical Laboratory Testing Industry

        Laboratory tests and procedures are used generally by hospitals, physicians and other health care providers and commercial clients to assist in the diagnosis, evaluation, detection, monitoring and treatment of diseases and other medical conditions through the examination of substances in the blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical pathology testing, which is performed on body fluids including blood, or anatomical pathology testing, which is performed on histologic or cytologic samples (e.g., tissue and other samples, including human cells). Clinical and anatomical pathology procedures are frequently ordered as part of regular physician

(4)

office visits and hospital admissions in connection with the diagnosis and treatment of illnesses. Certain of these tests and procedures are used as tools in the diagnosis and management of a wide variety of medical conditions such as cancer, AIDS, endocrine disorders, cardiac disorders and genetic disease.

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

        The clinical laboratory business is intensely competitive. There are presently two national independent clinical laboratories: the Company and Quest Diagnostics Incorporated (“Quest”), which had approximately $5.5 billion in revenues from clinical laboratory testing in 2005. In addition to Quest, the Company competes with many smaller independent clinical and anatomical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that health care providers in selecting a laboratory often use the following factors, among others:

•	accuracy, timeliness and consistency in reporting test results;

•	its reputation in the medical community;

•	service capability and convenience offered by the laboratory;

•	number and type of tests performed; and

•	pricing of the laboratory’s test services.

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

Effect of Market Changes on the Clinical Laboratory Business

        Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector and consolidation of managed care companies presents various challenges and opportunities to the Company and other independent clinical laboratories. Managed care organizations typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories; therefore, the Company’s ability to attract and retain managed care clients will be critical. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to pay for all authorized laboratory tests ordered during the month by the members, regardless of the number or cost of the tests actually performed. The Company makes significant efforts to ensure that esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) are excluded from capitated arrangements and therefore paid for separately by the managed care organization. Capitated payment contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year

(5)

ended December 31, 2005, such capitated contracts accounted for approximately $136.5 million or 4.1% of the Company’s net sales.

        In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally services low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules in conjunction with certain budgetary bills. The Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payers are likely to occur as well.

        Despite the potential market changes discussed above, the Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including increased knowledge of the human genome leading to an enhanced appreciation of the value of gene-based diagnostic assays and the development of new therapeutics. Additionally, these novel gene-based tests have led to an increased awareness by physicians that clinical laboratory testing is a cost-effective means of prevention and early detection of disease and monitoring of treatment.

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

Company Strategy

        The Company’s strategic plan focuses on three critical priorities that provide maximum opportunity for continued growth and profitability. They are scientific differentiation, customer retention, and managed care.

        Scientific Differentiation

        The Company believes that it has differentiated itself from its competition and positioned itself for continued strong growth by building a leadership position in genomic and other advanced testing technologies. This leadership position enables the Company to provide a broad menu of testing services in the genetics and cancer markets, which it believes represent two of the most significant areas of future growth in the clinical laboratory industry. The Company’s strategic objective is to expand its leadership position in genomic and other advanced testing technologies in order to deliver outstanding and innovative clinical testing services to patients and physicians nationwide.

        The Company’s acquisitions of DIANON Systems, Inc. (“DIANON”), US Pathology Labs, Inc. (“US LABS”) and Esoterix, Inc. (“Esoterix”) position the Company as the leading provider of cancer and specialty testing in the United States. These companies are recognized by physicians, managed care companies and other customers as leading providers of a wide range of anatomic pathology testing services, with particular strength in uropathology, dermatopathology, GI pathology and hematopathology. The Company expects that the specialized sales force, scientific expertise, efficient operating model and proprietary clinical and pathology reporting systems of these acquisitions will allow it to continue to enhance its cancer testing business. The Company began extending DIANON’s standardized anatomic pathology processes to other Company pathology sites in early 2004 and has to date implemented these best practices in nine major Company sites.

        Managed Care

        Strong managed care partnerships are key to the Company, both to secure appropriate payment for our services and as distribution channels for the Company’s new and existing products. As such, they also

(6)

contribute to the establishment and implementation of our scientific leadership priorities. The Company has devoted substantial business and scientific resources to our managed care customers to ensure that it is providing this growing segment with the creative solutions and quality services that they expect. The Company’s external Managed Care Advisory Panel and internal Managed Care Economic and Scientific Advisory Review Process are critical to understanding the evolution of this business segment and communicating the economic and social benefits of advanced laboratory testing.

        The Company’s growing national presence provides a number of significant benefits and it intends to maintain and continue to build this presence. The Company’s national network enables it to provide high-quality services to physicians, hospitals, managed care organizations and other customers across the United States. The Company’s managed care contracts with United Healthcare, Aetna, Cigna, and Wellpoint demonstrate the importance of being able to deliver services on a nationwide basis. Furthermore, the Company’s scale provides it with significant cost structure advantages, particularly related to supply and other operating costs.

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

        In September 2005, the Company announced the launch of eLabCorp, a web based connectivity solution for the Company’s physician clients. eLabCorp is a key building block in the Company’s connectivity strategy and further enhances the options available to physicians to more easily order tests and access results. eLabCorp provides a web-based connectivity solution that integrates easily with a wide variety of existing electronic medical records and practice management systems, allowing physicians to access the web for testing services without changing the computer systems they use for the rest of their practice needs.

Laboratory Testing Operations and Services

        The Company has 36 primary laboratories, and over 1,300 service sites, consisting of branches, patient service centers and STAT laboratories. A branch is a central facility which collects specimens in a region for shipment to one of the Company’s laboratories for testing. A branch also is used as a base for sales staff. Generally, a patient service center is a facility maintained by the Company to serve the patients of physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company’s in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company’s primary testing facilities for testing. Some of the Company’s patient service centers also function as STAT labs, which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client or the Company Patient Service Technician, indicate the tests to be performed and provide the necessary billing information.

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

(7)

Testing Services

        Routine Testing

        The Company currently offers a broad range of clinical laboratory tests and procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or to search for an otherwise undiagnosed condition. The most frequently requested tests include blood chemistry analyses, thyroid tests, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures and alcohol and other substance-abuse tests. These routine procedures are most often used by physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish an in-house laboratory to perform some of the tests.

        The Company performs this core group of routine tests in each of its primary laboratories, which constitutes a majority of the testing performed by the Company. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

        Specialty Testing

        While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized in nature. One of the growth strategies of the Company is the continued expansion of its specialty testing businesses, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty testing businesses are designed to serve two market segments: (i) markets which are not typically served by the clinical testing laboratory; and (ii) markets which are served by the clinical testing laboratory and offer the possibility of adding related services (such as clinical trials or occupational drug testing) from the same supplier. The Company’s research and development group continually seeks new and improved technologies for early diagnosis. For example, the Company’s Center for Molecular Biology and Pathology (“CMBP”) is a leader in molecular diagnostics and polymerase chain reaction (“PCR”) technologies, which are often able to provide earlier and more reliable information regarding HIV, genetic diseases, cancer and many other viral and bacterial diseases. In August 2000, the Company acquired Los Angeles-based National Genetics Institute, Inc. (NGI), a leader in the development of PCR assays for Hepatitis C (HCV). In June 2001, the Company acquired Minneapolis-based Viro-Med Laboratories, Inc., which offers molecular microbial testing using real time PCR platforms. In January 2003, the Company acquired Stratford-based Dianon Systems, Inc. a leader in Anatomic Pathology testing. In February 2005, the Company acquired Irvine-based US LABS, a leader in Anatomic Pathology and oncology testing services. In May 2005, the Company acquired Austin-based Esoterix, a leading provider of specialty reference testing. Management believes these technologies may represent a significant savings to the healthcare system by increasing the detection of early stage (treatable) diseases. The following are specialty testing businesses in which the Company offers testing and related services:

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

(8)

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

Oncology Testing. The Company offers an extensive series of testing technologies that aid in diagnosing and monitoring certain cancers and predicting the outcome of certain treatments. The acquisitions of Dianon, US LABS and Esoterix further expand the company’s capabilities in specialized pathology, including hematopathology.

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

        The specialized testing services noted above, as well as other complex procedures, are sent to designated facilities where the Company has concentrated the people, instruments and related resources for performing such procedures so that quality and efficiency can be most effectively monitored. CMBP, NGI, Viro-Med, Dianon, US LABS and Esoterix also specialize in new test development and related education and training.

        Development of New Tests

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

        In an effort to better offer new technology as medical needs and standards of care develop, the Company has entered into a number of licensing and technology distribution agreements with such leading-edge diagnostic testing technology providers as: Atherotech and LipoScience (cardiovascular disease risk assessment), Roche, EXACT Sciences (colorectal cancer detection), BioPredictive (determination of liver fibrosis), and Cytyc (Pap screening). Details on some of these agreements are provided below:

Atherotech — In July 2003, the Company announced a marketing and distribution relationship with Atherotech, a leading cardiodiagnostic company and specialty reference laboratory, to offer its proprietary Vertical Auto Profile (VAP™) Cholesterol Test. This multi-year agreement includes a provision for the transfer of patented testing technology to the Company, after which, if certain conditions are met, the Company would become the first clinical laboratory licensed to perform the VAP cardiovascular disease risk assessment assay within its own national laboratory system.

LipoScience — In August 2005, LabCorp entered an agreement with Raleigh, NC based LipoScience to offer its proprietary NMR LipoProfile® test. The LipoProfile test is a blood test which has been shown in numerous clinical studies to be superior to LDL-cholesterol in predicting coronary heart disease events.

Roche — In July 2005, the Company announced that it will begin validation testing of Roche Diagnostics’ Amplichip CYP450 test. The AmpliChip CYP450 test has been cleared by the US Food

(9)

and Drug Administration for diagnostic use. AmpliChip CYP450 test results will allow physicians to consider genetic information from patients in selecting medications for a wide variety of common conditions such as cardiac disease, chronic pain, cancer and psychiatric disorders. In November 2005, the Company announced the availability of Amplichip P450 testing services.

EXACT Sciences — In June 2002, the Company announced the creation of an exclusive, long-term strategic agreement with EXACT Sciences to commercialize PreGen-Plus, EXACT Sciences’ proprietary, non-invasive technology to aid in the early detection of colorectal cancer. The Company commercially launched this gene-based test, which represents a significant new tool for the early detection of colorectal cancer, in August of 2003.

BioPredictive — During the fourth quarter of 2003, the Company and BioPredictive, a French diagnostics firm, announced an exclusive agreement that combines the Company’s expertise in infectious disease testing with BioPredictive’s noninvasive, predictive testing technology to quantitatively estimate liver fibrosis and necroinflammatory activity in hepatitis C (“HCV”) patients. HCV FIBROSURE™ was made available in the U.S., only through the Company, beginning in the first quarter of 2004.

Cytyc — During the fourth quarter of 2004, the Company entered into a multi-year agreement with Cytyc for their ThinPrep Imaging System. The ThinPrep Imaging System is the first fully integrated, interactive computer system that assists cytotechnologists and pathologists in the primary screening and diagnosis of ThinPrep Pap Test slides.

        In addition to the above mentioned license and technology distribution agreements, in August of 2003, the Company formed a new, majority-owned subsidiary for the purpose of developing new ideas, inventions, products, processes and services for diagnostic testing and monitoring in the medical, pharmaceutical, and/or therapeutic markets. The initial areas of interest include West Nile Virus, Alpha-1 Antitrypsin Deficiency, Oxidative Markers of DNA stress and Cancer Markers.

        The Company’s investment in new testing technologies has been significant. While the Company continues to believe its strategy of entering into licensing and technology distribution agreements with the developers of leading-edge technologies will provide future growth in revenues, there are certain risks associated with these investments. These risks include, but are not limited to, the risk that the licensed technology will not gain broad acceptance in the marketplace; or that insurance companies, managed care organizations, or Medicare and Medicaid will not approve reimbursement for these tests at a level commensurate with the costs of running the tests. Any or all of these circumstances could result in impairment in the value of certain capitalized licensing costs.

Clients

        The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2005, no client or group of clients under the same contract accounted for more than four percent of the Company’s net sales. The primary client groups serviced by the Company include:

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

(10)

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

        Other Institutions

        The Company serves other institutions, including governmental agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company’s testing capabilities. The institutions typically pay on a negotiated fee-for-service basis.

Payers

        Most testing services are billed to a party other than the physician or other authorized person who ordered the test. In addition, tests performed by a single physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Payers other than the direct patient include, among others, insurance companies, managed care organizations, Medicare and Medicaid. For the year ended December 31, 2005, accessions (based on the total volume of accessions) and average revenue per accession by payer are as follows:

	Accession Volume as	Revenue
	a % of Total	per Accession

Private Patients	2.4%	$ 135.12
Medicare, Medicaid and other	21.3%	$ 38.49
Commercial Clients	34.8%	$ 29.11
Managed Care	41.5%	$ 34.98

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

(11)

governments decide to limit or reduce their reimbursement of laboratory diagnostic services, it could have a negative impact on the profits and cash flows the Company derives from these investments as well as possibly impair the value assigned by the Company to the Canadian joint ventures.

Sales and Marketing and Client Service

        The Company offers its services through a sales force focused on serving the specific needs of customers in different market segments. These market segments generally include Specialty Cancer, Hospitals, and Primary Care. The Company’s sales force is compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual’s qualifications and responsibilities. Commissions are primarily based upon the individual’s productivity in generating new business for the Company, from new and existing customers.

        The Company also employs regional service managers and key account executives (“KAEs”) to interact with clients on an ongoing basis. KAEs monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client’s regular point of contact with the Company. KAEs are compensated through a combination of salaries, bonuses, and commissions commensurate with each individual’s qualifications, performance, and responsibilities.

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

Information Systems

        The Company has developed and implemented management information systems to monitor and facilitate operations and to control costs. Substantially all financial functions are centralized in Burlington, North Carolina including purchasing, accounting, payroll and billing. Management believes this provides greater control over spending as well as increased supervision and monitoring of results of operations.

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

Billing

        Billing for laboratory services is a complicated process involving many different payers such as doctors, patients, hundreds of different insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. In addition, billing process arrangements with third-party administrators, disputes regarding responsible party and auditing for specific compliance issues further complicate the billing process.

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

(12)

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

        A portion of the Company’s bad debt expense is the result of non-credit related issues that slow the billing process, such as missing or incorrect billing information on requisitions. The Company generally performs the requested tests and returns the test results regardless of whether billing information is incorrect or incomplete. The Company subsequently attempts to obtain any missing information or rectify any incorrect billing information received from the health care provider. The Company believes that this experience is similar to that of its primary competitors. The Company continues to focus on a number of process initiatives aimed at reducing the impact of these non-credit related issues by:

•	reducing the number of requisitions received that are missing certain billing information. This involves counting the number of clinical requisitions received with missing information by ordering client, as well as determining what specific information was not provided. The Company then identifies root causes of why the information was missing and takes steps to ensure that information is provided in the future. These steps include re-educating clients as to what information is needed in order for the Company to bill and collect for the test;

•	installing personal computer based products in client offices and Company locations to help with the accuracy and completeness of billing information captured on the front-end; and

•	developing and implementing enhanced eligibility checking to compare information to payer records before billing.

        In addition to the non-credit issues, another component of the Company’s bad debt expense is related to accounts receivable from patients. This portion of the Company’s bad debt expense is from the patient’s unwillingness or inability to pay. The Company is implementing numerous initiatives to reduce the negative impact of patient accounts receivable by:

•	collecting payment at the time of service;

•	increasing training for billing personnel to improve collections during phone calls; and

•	reviewing bill design and frequency.

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

(13)

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

        The Company’s forensic crime laboratory, located at Research Triangle Park, NC, is accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board (“ASCLD/LAB”) in the category of DNA testing. Under the Crime Laboratory Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant, and security and personnel safety procedures meet stringent quality standards. The Company is one of 305 ASCLD accredited crime laboratories worldwide and is one of only 14 private crime laboratories holding the accreditation. Accreditation is granted for a period of five years provided that a laboratory continues to meet the standards during that period.

Employees

        As of January 31, 2006, the Company had approximately 24,000 full-time equivalent employees. Subsidiaries of the Company have three collective bargaining agreements which cover approximately 700 employees. The Company believes its overall relations with its employees are good.

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

        Regulation of Clinical Laboratories

        The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) extended federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories must meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

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

(14)

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

         Payment for Clinical Laboratory Services

        In 2005 and 2004, the Company derived approximately 20% of its net sales from tests performed for beneficiaries of the Medicare and Medicaid programs. In addition, the Company’s other business depends significantly on continued participation in these programs, and other government healthcare programs, because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

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

        Following a five year freeze on CPI updates to the clinical lab fee schedule, there was a 1.19% increase in the fee schedule in 2003. However, in late 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) again imposed a freeze in the Consumer Price Index update of the clinical lab fee schedule for 2004 through 2008.

        Separate from clinical diagnostic laboratory services, which generally are reimbursed under the Medicare laboratory fee schedule, many pathology services are reimbursed under the Medicare physician fee schedule. The physician fee schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The physician fee schedule also is subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor resulted in significant decreases in payment for most physician services in 2003. However, Congress intervened and the conversion factor was increased for the period March 1, 2003 through December 31, 2003. Continued decreases were predicted for the next several years, but Congress again intervened and pursuant to a provision in the MMA, the conversion factor was increased 1.5% in 2004 and 2005. Facing yet another expected decrease in 2006, Congress mandated a freeze in the conversion factor so that it remains the same as it was in 2005, but further increases are expected in future years unless Congress acts

(15)

to change the formula used to calculate the fee schedule or continues to mandate freezes or increases each year.

        The MMA also included a provision requiring CMS to conduct a demonstration program on using competitive acquisition for clinical lab tests that are furnished without a face-to-face encounter between the individual and the entity performing the test, to determine whether competitive bidding can be used to provide lab services at reduced cost to Medicare while continuing to maintain quality and access to care. In August 2005, CMS held a forum at which its proposal for a competitive bidding demonstration project was presented to representatives of the lab industry, and comments were solicited. Widespread use of competitive acquisition, if implemented for clinical lab services, could have a significant effect on the clinical laboratory industry and the Company. In addition, some States have initiated efforts to establish competitive bidding processes for the provision of laboratory services under the State Medicaid program.

        Because a significant portion of the Company’s costs are relatively fixed, Medicare, Medicaid and other government program payment reductions have a direct adverse affect on the Company’s net earnings and cash flows, but the Company cannot predict whether changes that will result in such reductions will be implemented.

        Congressional action in 1997 required HHS to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, replacing local Medicare coverage policies, which varied around the country. Since the final rules generally became effective in 2002, the use of uniform policies has improved the Company’s ability to obtain necessary billing information in some cases, but Medicare, Medicaid and private payer diagnosis code requirements continue to negatively impact the Company’s ability to be paid for some of these tests it performs. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

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

        The Transactions and Code Sets Rule standardizes the format and data content to be used in the most common electronic health care transactions, including health care claims, eligibility, and health care claim status. Its purpose is to encourage the use of electronic exchanges while reducing the administrative burden associated with using different formats. The compliance date for this rule was October 16, 2002; however, covered entities (except small health plans) were permitted to file an extension plan with HHS to extend the compliance date to October 16, 2003. The extension plan described how the entity will come into compliance with the Transactions and Code Sets Rule requirements by the compliance date. The Company and its subsidiaries filed such extension plans. HHS announced contingency plans

(16)

permitting entities unable to meet the compliance date to continue to conduct transactions in legacy formats after October 16, 2003. HHS ended the contingency period for electronic claims as of October 1, 2005, but announced that contingency plans for all other transactions remained in effect. The Company believes that its claim transactions are compliant, and its contingency plan for claims has ended. Continuation of the contingency period for the remaining transactions will be determined by CMS based upon a regular assessment of the readiness of its electronic “trading partners.” Although the Company believes it is compliant with respect to other transactions, the Company is operating under its own contingency plan, pursuant to which it continues to work with payers who are not prepared to meet the compliance date for those transactions.

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

        The Security Standards establish requirements for safeguarding patient information that is electronically transmitted or electronically stored. Covered entities were required to be in compliance with the HIPAA Security Standard as of April 21, 2005. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.” Some of the Security Standards are technical in nature and some may be addressed through policies and procedures for using information systems. The Company is in compliance with the HIPAA Security Standards in all material respects.

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

        In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical and financial information. Penalties for violation of these laws include sanctions against a laboratory’s state licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions after the applicable compliance dates could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison.

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

        The federal health care programs antikickback law (the “antikickback law”) prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare or Medicaid (or other federal healthcare program) business. Violations can result in imprisonment, fines, penalties, and/or

(17)

exclusion from participation in federal health care programs. HHS has published “safe harbor” regulations which specify certain arrangements that are protected from prosecution under the antikickback law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the antikickback law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case by case basis. Many states have their own Medicaid antikickback laws and several states also have antikickback laws that apply to all payers (i.e., not just federal or state healthcare programs).

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

(18)

        Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity’s submission of claims to Medicare or Medicaid for items or services that are substantially in excess of that individual or entity’s usual charges. In September 2003, the OIG issued a notice of proposed rulemaking to amend the pertinent federal regulations. In this notice OIG proposed to define, for the first time, the terms “substantially in excess” and “usual charges,” and to clarify the meaning of “good cause” as an exception to this exclusion authority. Under the proposed regulation, the Government would determine a provider’s “usual charges” by looking at the provider’s charges to all customers (with a few limited exceptions). This could result in the Company (and other laboratory companies) needing to increase charges to managed care plans and other customers so that its charges to Medicare are not “substantially in excess” of its “usual charges.” This notice, which solicited comments, is only a proposal, but if the regulation were to be amended as proposed, it could have an adverse effect on the Company. At this time it is impossible to predict whether this proposed change in regulations might be finalized and how any such final regulations might differ from the notice of proposed rulemaking.

        Under another federal statute, known as the “Stark” law or “self-referral” prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties, unless an exception applies. Similarly, laboratories may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician’s own office, if various criteria are met; 4) physician investment in a company so long as the company’s stock is traded on a public exchange and the company has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and meet other requirements. All of the requirements of a Stark Law exception must be met in order to take advantage of the exception. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just Medicare.

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

        On November 6, 2000, Congress passed the Needlestick Safety and Prevention Act which required, among other things, that companies include in their safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the

(19)

workplace. During 2001, the Company voluntarily implemented the use of safety needles at all of its service locations.

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

        In 2001, DIANON settled a U.S. Department of Justice investigation into several of DIANON’s billing practices. As part of the settlement, DIANON entered into a voluntary corporate integrity program. As part of DIANON’s acquisition of UroCor Inc., DIANON assumed responsibility and liability for compliance with UroCor’s existing corporate integrity agreement.

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

(20)

Item 1A. Risk Factors

Risks Associated with our Business

Changes in federal, state, local and third-party payer regulations or policies (or in the interpretation of current regulations or policies) may adversely affect governmental and third-party reimbursement for clinical laboratory testing.

        Government payers, such as Medicare and Medicaid, as well as insurers, including managed care organizations, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reimbursement for the pathology services component of our business is also subject to statutory and regulatory reduction. Reductions in the reimbursement rates of other third-party payers may occur as well. Such changes in the past have resulted in reduced prices as well as added costs and have decreased test utilization for the clinical laboratory industry by adding often more complex new regulatory and administrative requirements. Further changes in federal, state, local and third-party payer regulations or policies may have a material adverse impact on our business.

We could face significant monetary damages and penalties and/or exclusion from the Medicare and Medicaid programs if we violate health care anti-fraud and abuse laws.

        We are subject to extensive government regulation at the federal, state and local levels. Our failure to meet governmental requirements under these regulations, including those relating to billing practices and relationships with physicians and hospitals, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of our laboratories. While we believe we have structured our operations and relationships with care in an effort to meet all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships we have with third parties.

Our business would be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Amendments of 1988 or those of Medicare, Medicaid or other federal, state or local agencies.

        The clinical laboratory testing industry is subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) extend federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, we are subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records.

        We cannot assure you that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us which may be costly.

Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, which may result in fines and penalties and loss of licensure, and have a material adverse effect upon our business.

        We are subject to licensing and regulation under federal, state and local laws and regulations relating

(21)

to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and we utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

        Failure to comply with federal, state and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions which would have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us which may be costly.

Regulations requiring the use of “standard transactions” for health care services issued under HIPAA may negatively impact our profitability and cash flows.

        Pursuant to HIPAA, the Secretary of the Department of Health and Human Services, or HHS, has issued final regulations designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged.

        HHS issued guidance on July 24, 2003 stating that it will not penalize a covered entity for post-implementation date transactions that are not fully compliant with the transactions standards, if the covered entity can demonstrate its good faith efforts to comply with the standards. HHS’ stated purpose for this flexible enforcement position was to “permit health plans to mitigate unintended adverse effects on covered entities’ cash flow and business operations during the transition to the standards, as well as on the availability and quality of patient care.” However, beginning October 1, 2005, the Center for Medicare and Medicaid Services no longer processes incoming non-HIPAA-compliant electronic Medicare claims.

        The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. As a result of inconsistent application of transaction standards by payers or our inability to obtain certain billing information not usually provided to us by physicians, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments or use of a national provider identifier, could prove technically difficult, time-consuming or expensive to implement. We are working closely with our payers to establish acceptable protocols for claims submissions and with our trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

Compliance with the HIPAA security regulations and privacy regulations may increase our costs.

        The HIPAA privacy and security regulations, which became fully effective in April 2003 and April 2005 respectively, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and availability of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

•	the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment

(22)

purposes, activities to obtain payments for our services, and our healthcare operations activities;

•	a patient's rights to access, amend and receive an accounting of certain disclosures of protected health information;

•	the content of notices of privacy practices for protected health information; and

•	administrative, technical and physical safeguards required of entities that use or receive protected health information.

        We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we must comply with the laws of those other countries. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

        The clinical laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is one of the significant factors often used by health care providers and third-party payers in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition.

        Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

Failure to develop, or acquire, licenses for new or improved testing technologies, or our customers using new technologies to perform their own tests, may limit our ability to successfully achieve our business strategy.

        The clinical laboratory testing industry is subject to changing technology and new product introductions. Our success in maintaining a leadership position in genomic and other advanced testing technologies will depend, in part, on our ability to license new and improved technologies for early diagnosis on favorable terms. We may not be able to negotiate acceptable licensing arrangements and we cannot be certain that such arrangements will yield commercially successful diagnostic tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to license new or improved technologies to expand our esoteric testing businesses, our testing methods may become outdated when compared with our competition and our testing volume and revenue may be materially and adversely affected.

        In addition, advances in technology may lead to the development of more cost-effective point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by our customers would reduce the demand for our laboratory testing services and negatively impact our revenues.

        Currently, most clinical laboratory testing is categorized as “high” or “moderate” complexity, and

(23)

thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA reduces the cost effectiveness for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA, which may then be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility from the Centers for Disease Control for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices, which could affect our market for laboratory testing services and negatively impact our revenues.

Changes in payer mix, including an increase in capitated managed-cost health care or new national or networking managed care purchasing models, could have a material adverse impact on our net revenues and profitability.

        Most testing services are billed to a party other than the physician or other authorized person that ordered the test. In addition, tests ordered by a single physician may be billed to different payers depending on the medical benefits of a particular patient. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on our net revenues. For the year ended December 31, 2005, the percentage of accessions by payer was:

•	private patients - 2.4%,

•	Medicare, Medicaid and other — 21.3%,

•	commercial clients - 34.8% and

•	managed care — 41.5%.

        Managed care providers typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. The majority of our managed care testing is negotiated on a fee-for-service basis at a discount from our patient prices. Such discounts have historically resulted in price erosion and have negatively impacted our operating margins. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts shift the risk of additional testing beyond that covered by the capitated payment to the clinical laboratory. Pursuant to legislation passed in late 2003, the percentage of Medicare beneficiaries enrolled in Medicare managed care plans is expected to increase. For the year ended December 31, 2005, capitated contracts accounted for approximately $136.5 million, or 4.1%, of our net sales.

        Recently, managed care companies have announced their intention to adopt new national or networking managed care laboratory services purchasing models. If we are unable to participate in these new models, it would have a material adverse impact on our net revenues and profitability.

        In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements.

We expect efforts to impose reduced reimbursements and more stringent cost controls by government and other payers to continue. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, it would have a

(24)

material adverse impact on our net revenues and profitability.

A failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers, could impact our ability to successfully grow our business.

        To offset efforts by payers to reduce the cost and utilization of clinical laboratory services, we need to obtain and retain new customers and alliance partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in our customer base, could impact our ability to successfully grow our business and could have a material adverse impact on our net revenues and profitability. We compete primarily on the basis of the quality of our testing, reporting and information systems, our reputation in the medical community, the pricing of our services and our ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of customers and a reduction in our ability to expand our customer base.

        In addition, we rely on developing alliances with hospitals to expand our business through traditional and non-traditional business models. Reference agreements, or the traditional business model, provide a means for hospitals to outsource patient laboratory testing services that are esoteric or complex, or that are not time critical. A non-traditional business model is where we provide technical support services in a variety of health care settings. Our ability to expand the number of alliances with hospitals and maintain current alliances, many of which are terminable on short notice, could impact our ability to successfully grow our business.

A failure to integrate newly acquired businesses and the costs related to such integration could have a material adverse impact on our net revenues and profitability.

        The successful integration of any business we may acquire in the future entails numerous risks, including, among others:

•	loss of key customers or employees;

•	difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;

•	failure to maintain the quality of services that such companies have historically provided;

•	coordination of geographically-separated facilities and workforces; and

•	diversion of management’s attention from the day-to-day business of our company.

        We cannot assure you that current or future acquisitions, if any, or any related integration efforts will be successful, or that our business will not be adversely affected by any future acquisitions. Even if we are able to successfully integrate the operations of companies or businesses we may acquire in the future, we may not be able to realize the benefits that we expect to result from such integration, including projected cost savings within the projected time frame or at all.

Adverse results in material litigation matters could have a material adverse effect upon our business.

        Although we are not currently involved in any material legal actions, we may become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. Legal actions could result in substantial monetary damages as well as damage to our reputation with customers, which could have a material adverse effect upon our business.

(25)

An inability to attract and retain experienced and qualified personnel could adversely affect our business.

        The loss of key management personnel or our inability to attract and retain experienced and qualified skilled employees at our clinical laboratories and research centers could adversely affect the business. Our success is dependent in part on the efforts of key members of our management team. Our success in maintaining our leadership position in genomic and other advanced testing technologies will depend in part on our ability to attract and retain skilled research professionals. In addition, the success of our clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform our clinical laboratory testing services. In the future, if competition for the services of these professionals increases, we may not be able to continue to attract and retain individuals in our markets. Our revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with us or become unable or unwilling to continue their employment.

Failure to maintain our days sales outstanding levels would have an adverse effect on our business.

        Billing for laboratory services is a complex process. Laboratories bill many different payers such as doctors, patients, hundreds of different insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. We believe that our bad debt expense, which was 5.3% of our net revenues at December 31, 2005, is the result of non-credit related issues which slow the billing process and patients who are unable or unwilling to pay. If we are unable to maintain our days sales outstanding level (“DSO”), which as of December 31, 2005 was approximately 54 days, our bad debt expense and DSO could increase, which would have an adverse effect on our business.

Failure in our information technology systems could significantly increase testing turn-around time or billing processes and otherwise disrupt our operations.

        Our laboratory operations depend, in part, on the continued and uninterrupted performance of our information technology systems. Despite network security measures and other precautions we have taken, our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. In addition, we are in the process of integrating the information technology systems of our recently acquired subsidiaries, and we may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Failure of our information technology systems could adversely affect our business, profitability and financial condition.

Operations may be disrupted and adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, or acts of terrorism or other criminal activities.

        Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek laboratory testing services. In addition, such events may temporarily interrupt our ability to transport specimens, our ability to utilize certain laboratories or to receive material from our suppliers.

Failure to comply with the Sarbanes-Oxley Act of 2002, including Section 404 of that Act which requires management to report on, and our independent registered public accounting firm to attest to and report on, our internal controls, could cause sanctions and investigations by regulatory authorities, such as the SEC.

        If we are not able to continue to comply with the requirements of Section 404 in a timely manner, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in connection with continued testing and strengthening of our internal control system.

(26)

Item 2. PROPERTIES

        The Company operates through a national network of 36 primary laboratories and over 1,300 service sites, consisting of branches, patient service centers and STAT laboratories. The table below summarizes certain information as to the Company’s principal operating and administrative facilities as of December 31, 2005.

Location	Nature of Occupancy

Primary Laboratories:
Birmingham, Alabama	Leased
Phoenix, Arizona	Leased
Calabasas, California	Leased
Irvine, California	Leased
Los Angeles, California	Leased
San Diego, California	Leased
San Leandro, California	Leased
Aurora, Colorado	Leased
Denver, Colorado	Leased
Stratford, Connecticut	Leased
Deerfield Beach, Florida	Leased
Tampa, Florida	Leased
Eden Prairie, Minnesota	Leased
Kansas City, Missouri	Owned
Reno, Nevada	Owned
East Windsor, New Jersey	Leased
Raritan, New Jersey	Owned
Portsmouth, New Hampshire	Leased
Uniondale, New York	Leased
Burlington, North Carolina	Owned
Research Triangle Park, North Carolina	Leased
Dublin, Ohio	Owned
Oklahoma City, Oklahoma	Leased
Brentwood, Tennessee	Leased
Knoxville, Tennessee	Leased
Austin, Texas	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Salt Lake City, Utah	Leased
Herndon, Virginia	Leased
Kent, Washington	Leased
Mt. Vernon, Washington	Leased
Fairmont, West Virginia	Leased

Corporate Headquarters Facilities:
Burlington, North Carolina	Owned
Burlington, North Carolina	Leased

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

(27)

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

        The Company is the appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8 million. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case to the United States Court of Appeals for the Federal Circuit. On June 8, 2004, that court affirmed the judgment against the Company and, on August 5, 2004, the Company’s request for rehearing was denied. On November 3, 2004, the Company filed a petition for a writ of certiorari with the United States Supreme Court. On October 31, 2005, the Court granted the Company’s petition, and the case is scheduled to be argued before the Supreme Court on March 21, 2006.

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At December 31, 2005 and 2004, the

(28)

Company had provided letters of credit aggregating approximately $62.6 million and $63.5 million respectively, primarily in connection with certain insurance programs.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

(29)

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

	High	Low

Year Ended December 31, 2004
First Quarter	44.20	36.95
Second Quarter	42.47	38.57
Third Quarter	43.75	36.80
Fourth Quarter	50.00	41.10

	High	Low

Year Ended December 31, 2005
First Quarter	50.60	44.63
Second Quarter	51.25	46.83
Third Quarter	51.95	46.60
Fourth Quarter	55.00	47.22

(b) Holders

        On February 3, 2006 there were 579 holders of record of the Common Stock.

(c) Dividends

        The Company has not historically paid dividends on its common stock. In addition, the Company’s senior credit facilities place certain limits on the payment of dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

        The information required regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2006 (the “2006 Proxy Statement”) under the caption “Equity Compensation Plan Information.”

(e)     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table sets forth information with respect to purchases of shares of the Company's common stock made during the quarter ended December 31, 2005, by or on behalf of the Company:
(Shares in millions)

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

October 1-October 31	0.9	$48.74	0.9	$129.3
November 1-November 30	0.6	49.20	0.6	100.3
December 1-December 31	6.0	52.78	6.0	285.2

Total	7.5	$52.03	7.5

(30)

        On December 7, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 4.8 million shares of the Company’s outstanding common stock for an initial purchase price of $52.04 per share. Pursuant to the agreement with the bank, the bank will purchase 4.8 million shares in the open market over a period ending no later than June 13, 2006. At the end of the purchase period, the Company will either receive from or pay to the bank a price adjustment based on the volume weighted average purchase price of the shares acquired compared to the initial purchase price. Such price adjustment can be either in cash or common stock at the discretion of the Company. The Company has limited its potential financial exposure in the event of an increase in its share price above a cap during the purchase period with respect to 2.4 million of the repurchased shares. The diluted net income per share calculation for the year ended December 31, 2005 includes the potential shares of common stock that may be issued to settle the overnight share repurchase transaction.

        As of December 31, 2005, the Company had outstanding authorizations from the Board of Directors to purchase approximately $285.2 million of Company common stock.

(31)

Item 6. SELECTED FINANCIAL DATA

        The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” as of and for the five-year period ended December 31, 2005 are derived from consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. This data should be read in conjunction with the accompanying notes, the Company’s consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all included elsewhere herein.

	Year Ended December 31,

	2005(a)	2004	2003(b)	2002(c)(d)	2001(e)

	(In millions, except per share amounts)
Statement of Operations Data:
Net Sales	$3,327.6	$3,084.8	$2,939.4	$2,507.7	$2,199.8
Gross profit	1,390.3	1,289.3	1,224.6	1,061.8	925.6
Operating income	618.1	598.4	533.7	435.0	367.6
Net earnings	386.2	363.0	321.0	254.6	179.5

Basic earnings per common share	$2.89	$2.60	$2.23	$1.78	$1.29

Diluted earnings per common share(f)	$2.71	$2.45	$2.11	$1.69	$1.26

Basic weighted average common shares outstanding	133.5	139.4	144.0	142.8	138.8

Diluted weighted average common shares outstanding	144.9	150.7	154.7	154.2	144.1
Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$63.1	$206.8	$123.0	$56.4	$149.2
Goodwill and Intangible assets, net	2,122.7	1,857.4	1,857.3	1,217.5	968.5
Total assets	3,875.8	3,626.1	3,414.9	2,580.4	1,929.6
Long-term obligations(f)	1,148.9	889.3	879.5	516.0	503.1
Total shareholders' equity	1,885.7	1,999.3	1,895.9	1,611.7	1,085.4

(a)     During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan is directed at reducing redundant facilities, while maintaining the goal of providing excellent customer service. In connection with the integration plan, the Company recorded $11.9 million of costs associated with the execution of the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $10.1 million related to employee severance benefits for approximately 700 employees, with the remainder primarily related to contractual obligations associated with leased facilities. Employee groups being affected as a result of this plan included those involved in the collection and testing of specimens, as well as administrative and other support functions.

        The Company also recorded a special charge of $5.0 million related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

(b)     On January 17, 2003, the Company completed the acquisition of all of the outstanding shares of DIANON Systems, Inc. for $47.50 per share in cash, or approximately $595.6 million including transaction fees and expenses. The Company recorded net restructuring and other special charges of $1.5 million for 2003 in connection with the integrations of its recent acquisitions.

(32)

(c)     On July 25, 2002, the Company completed the acquisition of all of the outstanding stock of Dynacare Inc. in a combination cash and stock transaction with a combined value of approximately $496.4 million, including transaction costs. During the third quarter of 2002, the Company recorded restructuring and other special charges totaling $17.5 million. These charges included a special bad debt provision of approximately $15.0 million related to the acquired Dynacare accounts receivable balance and restructuring expense of approximately $2.5 million relating to Dynacare integration costs of actions that impact the Company’s existing employees and operations.

(d)     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. This Standard requires that goodwill and other intangibles that are acquired in business combinations and that have indefinite useful lives are not to be amortized.

(e)     During the third quarter of 2001, the Company recorded a loss of $5.5 million relating to the write-off of unamortized bank fees associated with the Company’s term debt, which was repaid in September of 2001. The Company also recorded a charge of $8.9 million as a result of a payment made to a bank to terminate an interest rate swap agreement tied to the Company’s term loan.

(f)     Long-term obligations primarily includes the zero coupon convertible subordinated notes, the 5 1/2% senior notes due 2013, the 5 5/8% senior notes due 2015 and other long-term obligations. The accreted balance of the zero coupon subordinated notes was $544.4 million, $533.7 million, $523.2 million, and $512.9 million, and $502.8 million, at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. The balance of the 5 1/2% senior notes, including principal and unamortized portion of a deferred gain on an interest rate swap agreement, was $353.0 million, $353.4 million, $353.8 million, $0, and $0, at December 31, 2005, 2004, 2003, 2002, and 2001, respectively. The principal balance of the 5 5/8% senior notes was $250.0 million at December 31, 2005 and $0 for all other years presented. The remainder of other long-term obligations consisted primarily of mortgages payable with balances of $1.5 million, $2.2 million, $2.5 million, $3.1 million, and $0.3 million, at December 31, 2005, 2004, 2003, 2002, and 2001, respectively. Long-term obligations exclude amounts due to affiliates.

(33)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

        General

        During 2005, the Company continued to strengthen its financial performance through the implementation of the Company’s strategic plan and the expansion of its national platform in routine testing. This plan continues to provide growth opportunities for the Company by building a leadership position in genomic and other advanced testing technologies primarily through internal development efforts, acquisitions and technology licensing activities.

        The Company believes future performance will be positively affected by several factors: 1) The expansion of higher-value genomic tests such as Cystic Fibrosis, HCV and HIV genotyping, along with the continued growth of HIV viral load and HPV testing; 2) Transition to Cytyc’s ThinPrep Imaging System; 3) Continued progress with existing licensing and business relationships (such as EXACT Sciences, Atherotech, Liposcience, and BioPredictive); 4) The Company’s ongoing business acquisition strategy; and 5) Growing demand for genomic testing creating a positive shift in test mix toward higher value testing.

        Continued Development of Genomic, Esoteric, and Anatomic Pathology Services

        The Company’s acquisitions of Dianon, US LABS, and Esoterix position the Company as the leading provider of cancer and specialty testing in the United States. At the end of December approximately 35 percent of the Company’s revenues are in the genomic, esoteric, and anatomic pathology categories. Prior to the acquisition of Dianon, only 27 percent of the Company’s revenues were derived from these testing categories.

        In addition to greater revenue and earnings potential, these acquisitions provide the Company the opportunity to reassess the cost structure of our entire organization to eliminate any redundant functions and costs wherever they may exist. The Company’s third quarter restructuring marks the beginning of the implementation of these integration efforts. In connection with these acquisitions, the Company expects to ultimately achieve cost reductions of approximately thirty million dollars on a pre-tax basis over time compared to the current run-rate.

        Cytyc ThinPrep Imaging System

        The acceptance of the Cytyc ThinPrep Imaging System continues to accelerate as more physicians become aware of this service and the benefits that it provides to them and to their patients. This new service offers both enhanced quality to clients and their patients as well as enhanced efficiency to the Company’s labs. By the end of the fourth quarter, the ThinPrep Imaging System was being requested for approximately 31 percent of all liquid-based Pap smears ordered, up from approximately 5 percent at the end of the first quarter. On an annualized run-rate basis, this means that the Company is now performing approximately 2.3 million imaged guided Pap tests. This significant adoption rate clearly indicates that physicians recognize the benefits of this Pap screening technology advancement.

        Managed Care

        The Company’s growth is fueled not only by the introduction of new testing capabilities, but also by expanding and strengthening relationships with managed care partners. A major driver of volume growth this year is a result of managed care relationships.

        Effective October 1, 2005, the Company was awarded the exclusive national provider contract for WellPoint’s PPO in the entire state of Georgia. Additionally, the Company was awarded the exclusive national lab provider contract for the Wellpoint HMO and PPO fee for service plans in Nevada effective October 15, 2005.

(34)

        During 2005, the Company continued to strengthen relationships with its national managed care partners through three major initiatives.

•	First, by helping managed care companies understand how the Company can help reduce their overall laboratory spending while still allowing for fair payment for the services that the Company provides. Control of “leakage” – the amount of work performed and billed by non-contracted providers – remains a major area of cost reduction opportunity for managed care companies.

•	Second, by providing managed care companies with unique scientific capabilities both in traditional clinical and anatomic pathology services, and in break-through areas such as wellness.

•	Third, by bringing unique connectivity and information aggregation and analysis solutions to our managed care partners.

Seasonality

        The majority of the Company’s testing volume is dependent on patient visits to doctor’s offices and other providers of health care. Volume of testing generally declines during the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues and cash flows. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

(35)

Results of Operations (in millions)

Years ended December 31, 2005, 2004, 2003

Net Sales

	Years Ended December 31,			% Change

	2005	2004	2003	2005	2004

Net Sales
Routine Testing	$2,197.8	$2,118.3	$2,050.3	3.8%	3.3%
Genomic and Esoteric	1,129.8	966.5	889.1	16.9%	8.7%

Total	$3,327.6	$3,084.8	$2,939.4	7.9%	4.9%

	Number of Accessions Years Ended December 31,			% Change

	2005	2004	2003	2005		2004

Volume
Routine Testing	74.8	75.3	73.6	(0.7%	)	2.3%
Genomic and Esoteric	17.3	15.8	14.3	9.5%		10.5%

Total	92.1	91.1	87.9	1.1%		3.6%

	Price Per Accession(PPA) Years Ended December 31,			% Change

	2005	2004	2003	2005	2004

Price
Routine Testing	$29.38	$28.12	$27.84	4.5%	1.0%
Genomic and Esoteric	65.26	61.18	62.28	6.7%	(1.8%	)
Total	36.12	33.86	33.43	6.7%	1.3%

        The increase in net sales for the three years ended December 31, 2005 has been driven primarily by the Company’s continued shift in test mix to higher priced genomic and esoteric tests. As a percentage of total net sales, genomic and esoteric tests have increased during the three year period ended December 31, 2005 from 30.2% in 2003 to 34.0% in 2005. The acquisitions of US Labs and Esoterix in 2005 will continue to build on the Company’s leadership position in the genomic and esoteric market. In addition to a shift in test mix, net sales were positively impacted in 2005 by improved pricing in routine testing. The improvement in routine test pricing was the result of several factors including our emphasis on pricing discipline and the loss of a large capitated contract in Florida and a large hospital laboratory agreement.

Cost of Sales

	Years Ended December 31,			% Change

	2005	2004	2003	2005	2004

Cost of Sales	$1,937.3	$1,795.5	$1,714.8	7.9%	4.7%

        Cost of sales which includes primarily laboratory and distribution costs has increased over the three year period ended December 31, 2005 primarily due to increased volume in genomic and esoteric testing and the impact of acquisitions. As a percentage of sales, cost of sales has remained relatively stable over the three year period ended December 31, 2005. Labor and testing supplies comprise over 74% of the Company’s cost of sales.

(36)

Selling, General and Administrative Expenses

	Years Ended December 31,			% Change

	2005	2004	2003	2005	2004

Selling, general and administrative expenses	$703.9	$649.1	$651.8	8.4%	(0.4%	)
SG&A as a % of sales	21.2%	21.0%	22.2%

        Total selling, general and administrative expenses as percentage of sales have decreased over the three year period, primarily due to the reduction in the companies bad debt expense rate. The bad debt expense rate as percentage of sales was 5.4%, 6.3% and 7.3% for the years ended December 31, 2005, 2004 and 2003 respectively. The decrease in the bad debt expense rate is the result of improved billing and collection performance. Other SG&A remained relatively flat in 2004 and increased significantly in 2005 as the Company began the integration of the Esoterix and US LABS acquisitions. The Company recorded $11.9 million in restructuring charges during the third and fourth quarters of 2005 in connection with the integration process and expects to ultimately realize savings of approximately thirty million dollars on a pre-tax basis over time compared to the current run-rate. Selling, general and administrative expenses have also increased due to the Company’s investment in the sales force.

Amortization of intangibles and other assets

	Years Ended December 31,			% Change

	2005	2004	2003	2005	2004

Amortization of intangibles and other assets	$51.4	$42.7	$37.6	20.4%	13.6%

        Amortization of intangibles and other assets is driven primarily by the impact of acquisitions and licensed technology. The increase during 2005 was driven primarily by the impact of the Esoterix and US LABS acquisitions. The increase during 2004 was related primarily to licensed technology as well as small acquisitions.

Investment Loss

	Years Ended December 31,

	2005	2004	2003

Investment loss	$(3.1)	$--	$--

        During the second quarter of 2005, the Company recorded an investment loss of $3.1, related to a write-off of the value of warrants to purchase common stock of Exact Sciences Corporation (“Exact”), which were obtained as part of the Company’s licensing agreement for Exact’s PreGen Plus technology in 2002. The original term of the warrants expired in June 2005.

Restructuring and other special charges

	Years Ended December 31,

	2005	2004	2003

Restructuring and other special charges	$16.9	$(0.9)	$1.5

        During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan is directed at reducing redundant facilities, while maintaining the goal of providing excellent customer service. In connection with the integration plan, the Company recorded $11.9 million of costs associated with the execution of the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $10.1 million

(37)

related to employee severance benefits for approximately 700 employees, with the remainder primarily related to contractual obligations associated with leased facilities. Employee groups being affected as a result of this plan included those involved in the collection and testing of specimens, as well as administrative and other support functions.

        The Company also recorded a special charge of $5.0 million related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

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

Interest expense

	Years Ended December 31,			% Change

	2005	2004	2003	2005		2004

Interest expense	$34.4	$36.1	$40.9	(4.7%	)	(11.7%	)

        The decrease in interest expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was a direct result of debt reductions following the Company’s financing of the DIANON acquisition in 2003. The decrease for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily the result of the completion of amortization of deferred fees associated with the zero coupon-subordinated notes in 2004.

Income from joint venture partnerships

	Years Ended December 31,			% Change

	2005	2004	2003	2005	2004

Income from joint venture partnerships	$58.3	$51.3	$43.7	13.6%	17.4%

        Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships acquired as part of the Dynacare acquisition on July 25, 2002. The increase in income from these investments is driven primarily by improvement in operational performance. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

Income tax expense

	Years Ended December 31,

	2005	2004	2003

Income tax expense	$254.5	$252.3	$219.4
Income tax expense as a % of income before tax	39.7%	41.0%	40.6%

        The effective tax rate for the year ended December 31, 2005 was favorably impacted by a deduction for certain dividends received in 2005.

(38)

Liquidity, Capital Resources and Financial Position

        The Company’s strong cash-generating capability and financial condition provide ready access to capital markets. The Company’s principal source of liquidity is operating cash flow. This cash-generating capability is one of the Company’s fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. In addition, the Company has revolving credit facilities that are further discussed in “Note 9 to Consolidated Financial Statements.”

Operating Activities

        In 2005, the Company’s operations provided $574.2 million of cash, primarily reflecting the Company’s solid business results, offset by net tax payments of $233.3 million and pension plan contributions of $8.0 million. The growth in the Company’s cash flow from operations primarily resulted from improved earnings and the expansion of the business through acquisitions. The Company continued to focus on efforts to increase cash collections from all payers, as well as on-going improvements to the claim submission processes.

        During 2005, 2004 and 2003, the Company made contributions to its defined pension plan in the amounts of $8.0 million, $60.0 million and $18.3 million, respectively. The Company expects to contribute $8.0 million to its defined benefit pension plan during 2006. See “Note 14 to the Consolidated Financial Statements” for a further discussion of the Company’s pension and postretirement plans.

Investing Activities

        Capital expenditures were $93.6 million, $95.0 million and $83.6 million for 2005, 2004 and 2003, respectively. The Company expects capital expenditures of approximately $100.0 to $115.0 million in 2006. The Company will continue to make important investments in information technology connectivity with its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving credit facilities.

        The Company has invested a total of $28.3 million over the past three years in new testing technologies and had $60.5 million net book value of capitalized patents, licenses and technology at December 31, 2005. While the Company continues to believe its strategy of entering into licensing and technology distribution agreements with the developers of leading-edge technologies will provide future growth in revenues, there are certain risks associated with these investments. These risks include, but are not limited to, the risk that the licensed technology will not gain broad acceptance in the marketplace; or that insurance companies, managed care organizations, or Medicare and Medicaid will not approve reimbursement for these tests at a level commensurate with the costs of running the tests. Any or all of these circumstances could result in impairment in the value of the related capitalized licensing costs.

Financing Activities

        During 2005, the Company repurchased $588.7 million of stock representing 11.6 million shares. As of December 31, 2005, the Company had outstanding authorizations to purchase approximately $285.2 million.

        Holders of the zero coupon-subordinated notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2006 and 2011 at prices of $741.92 to $819.54 per note, respectively. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary.

Credit Ratings

        The Company’s debt ratings of Baa3 from Moody’s and BBB from Standard and Poor’s contribute to our ability to access capital markets.

(39)

Contractual Cash Obligations

	Payments Due by Period

	Total	2006	2007- 2008	2009- 2010	2010 and thereafter

Capital lease obligations	$4.0	$2.2	$1.8	$--	$--
Operating lease obligations	249.3	68.1	87.0	43.1	51.1
Contingent future licensing payments (a)	52.4	0.6	22.3	11.4	18.1
Minimum royalty payments	35.3	6.5	12.8	11.3	4.7
Minimum purchase obligations	30.3	10.3	20.0	--	--
Zero coupon-subordinated notes (b)	552.0	552.0	--	--	--
Scheduled interest payments on Senior Notes	285.0	33.3	66.6	66.6	118.5
Long-term debt	604.5	0.2	0.2	0.2	603.9

Total contractual cash obligations(c)	$1,812.8	$673.2	$210.7	$132.6	$796.3

(a)	Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)	Holders of the zero coupon-subordinated notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2006 and 2011 at $741.92 and $819.54 per note, respectively. Should the holders put the notes to the Company on any of the dates above, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary.

(c)	The table does not include obligations under the Company’s pension and postretirement benefit plans which are included in “Note 14 to Consolidated Financial Statements.” The Company expects to contribute approximately $8 million to its defined pension plan during 2006, although it is not legally required to do so. Benefits under the Company’s postretirement medical plan are made when claims are submitted for payment, the timing of which are not practicable to estimate.

Off-Balance Sheet Arrangements

        The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off balance sheet financing other than normal operating leases.

        On December 7, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 4.8 million shares of the Company’s outstanding common stock for an initial purchase price of $52.04 per share. Pursuant to the agreement with the bank, the bank will purchase 4.8 million shares in the open market over a period ending no later than June 13, 2006. At the end of the purchase period, the Company will either receive from or pay to the bank a price adjustment based on the volume weighted average purchase price of the shares acquired compared to the initial purchase price. Such price adjustment can be either in cash or common stock at the discretion of the Company. The Company has limited its potential financial exposure in the event of an increase in its share price above a cap during the purchase period with respect to 2.4 million of the repurchased shares. At December 31, 2005, the price adjustment would have required the Company to pay $5.3 million in cash or common stock.

Other Commercial Commitments

        At December 31, 2005, the Company provided letters of credit aggregating approximately $62.6 million, primarily in connection with certain insurance programs. These letters of credit are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

        Based on current and projected levels of operations, coupled with availability under its new senior credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

(40)

New Accounting Pronouncements

        In December 2004 the Financial Standards Accounting Board (FASB) issued FAS 123(R), Share-Based Payment (revised 2004). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company currently estimates the adoption to impact net income by approximately $15.0, net of tax. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

        In March, 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect that this standard will impact its financial position or results of operations.

        In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which is effective for periods beginning after December 15, 2005. This statement replaces APB Opinion No. 20 “Accounting Changes” (APB 20) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. APB 20 previously required that most voluntary changes in accounting principle be recognized by including, in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Company does not expect that this standard will impact its financial position or results of operations.

        In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. That statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has not historically entered into a significant level of nonmonetary transactions and therefore does not expect that this standard will impact its financial position or results unless nonmonetary transactions are

(41)

utilized in the future. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The Company’s critical accounting policies arise in conjunction with the following:

•	Allowances for doubtful accounts

•	Pension expense

•	Accruals for self insurance reserves

•	Income tax expense

Allowance for doubtful accounts

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

(42)

        The following table presents the percentage of the Company’s net accounts receivable outstanding by aging category at December 31, 2005 and 2004:

Days Outstanding	2005	2004
0 - 30	43.6%	47.3%
31 - 61	22.3%	19.2%
61 - 91	10.1%	10.1%
91 - 120	7.3%	6.7%
121 - 150	4.6%	5.1%
151 - 180	3.6%	3.9%
181 - 270	6.6%	6.0%
271 - 360	1.4%	1.4%
Over 360	0.5%	0.3%

Pension Expense

        Substantially all employees of the Company are covered by a defined benefit retirement plan (the “Company Plan”). The benefits to be paid under the Company Plan are based on years of credited service and compensation earned while an employee of LabCorp. The Company has a second defined benefit plan which covers its senior management group and provides for additional benefits, due in part to limitations on benefits and pay imposed on the Company Plan under the Employee Retirement Income Security Act of 1974.

        The Company’s net pension cost is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined benefit plans were a 5.6% discount rate and an 8.5% expected long-term rate of return on plan assets as of December 31, 2005.

        Discount Rate

        The Company works with its independent actuary to develop a discount rate assumption used to value the benefit obligations of its retirement plans. The Company follows paragraph 186 of Financial Accounting Standard 106 in developing this rate. The Company’s actuary obtains information on high-quality corporate (AA rating or higher) bonds from a nationally recognized credit rating agency. These bonds are then reviewed and outliers are discarded. The results of the actuary’s discount rate analysis are then reviewed by the Company and a final decision on the discount rate assumption is made by the Company. A one percentage point reduction in the discount rate would have resulted in an increase in 2005 pension expense of $3.4 million.

        Return on Plan Assets

        In establishing its expected return on plan assets assumption, the Company reviews its asset allocation and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase in the expected return on plan assets would have resulted in a decrease in 2005 pension expense of $2.5 million.

        Current year net pension cost was $9.8 million, a decrease of $1.5 million from 2004. Our actuaries have estimated that 2006 net pension cost will be higher by approximately $4.8 million than 2005 net pension cost. The decrease in the discount rate assumption during fiscal 2005 is a primary reason for this expected increase in net pension cost for 2006.

        Further information on our defined benefit retirement plan is provided in note 14 to the consolidated financial statements.

(43)

Accruals for Self-insurance Reserves

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

Income Taxes

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

(44)

FORWARD-LOOKING STATEMENTS

        The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company’s other public filings, press releases and discussions with Company management, including:

1.	changes in federal, state, local and third party payer regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing;

2.	adverse results from investigations of clinical laboratories by the government, which may include significant monetary damages and/or exclusion from the Medicare and Medicaid programs;

3.	loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid, the False Claims Act or other federal, state or local agencies;

4.	failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act which may result in penalties and loss of licensure;

5.	failure to comply with HIPAA, which could result in significant fines;

6.	failure of third party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, could result in an interruption in the Company’s cash flow;

7.	increased competition, including price competition;

8.	changes in payer mix, including an increase in capitated managed-cost health care or the impact of a shift to consumer-driven health plans;

9.	failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

10.	failure to retain or attract managed care business as a result of changes in business models, including new risk based or network approaches, or other changes in strategy or business models by managed care companies;

11.	failure to effectively manage newly acquired businesses and the cost related to such integration;

12.	adverse results in litigation matters;

13.	inability to attract and retain experienced and qualified personnel;

14.	failure to maintain the Company’s days sales outstanding levels;

15.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

(45)

16.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

17.	inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

18.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

19.	the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

20.	failure in the Company’s information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology and connectivity requirements;

21.	failure of the Company’s existing and new financial information systems resulting in failure to meet required financial reporting deadlines;

22.	failure of the Company’s disaster recovery plans to provide adequate protection against the interruption of business and/or the recovery of business operations;

23.	business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters and terrorism or other criminal acts;

24.	failure by the Company to comply with the Sarbanes-Oxley Act of 2002, including Section 404 of that Act which requires management to report on, and our independent registered public accounting firm to attest to and report on, our internal controls; and

25.	liabilities that result from the inability to comply with new corporate governance requirements.

(46)

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

        Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2005.

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

        The amount of the price adjustment as required by the overnight share repurchase agreement is subject to changes in the market price of the Company’s common stock.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Index on Page F-1 of the Financial Report included herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

(47)

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

Management’s Report on Internal Control Over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

        The Company management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein with its report immediately preceding our audited financial statements.

        Additionally, the Company’s Chief Executive Officer and Chief Financial Officer determined that there have been no significant changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable.

(48)

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by the item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2006 (the “2006 Proxy Statement”) under the caption “Election of Directors.” Information regarding executive officers is set forth in Item 1 of the 2006 Proxy Statement under the caption “Executive Officers.”

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

        The Audit Committee of the Board of Directors further concluded that Wendy E. Lane has been identified as an “audit committee financial expert” as defined by Commission rules and has the “accounting or related financial management expertise” required by the Listing Standards.

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the 2006 Proxy Statement under the caption “Executive Compensation.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See “Note 13 to the Consolidated Financial Statements” for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference in the information under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2006 Proxy Statement.

(49)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not Applicable

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the 2006 Proxy Statement under the caption “Principal Accountant Fees and Services.”

(50)

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

(3)	Index to and List of Exhibits Exhibits:

Exhibits 10.2 through 10.4 and 10.9 through 10.19 are management contracts or compensatory plans or arrangements.

3.1 -	Amended and Restated Certificate of Incorporation of the Company dated May 24, 2001 (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

3.2 -	Amended and Restated By-Laws of the Company dated April 28, 1995 (incorporated herein by reference to the Company’s report on Form 8-K, filed with the Commission on May 12, 1995).

4.1 -	Specimen of the Company’s Common Stock Certificate (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2 -	Indenture dated September 11, 2001 between the Company and Bank of New York, as trustee (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

4.3 -	Registration Rights Agreement dated September 11, 2001 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

4.4 -	Rights Agreement dated December 13, 2001 between the Company and American Stock Transfer & Trust Company, as rights Agent (incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Commission on December 21, 2001, File No. 001-11353).

4.5 -	Indenture dated as of January 31, 2003 between the Company and Wachovia Bank, National Association, as trustee (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

4.6 -	Registration Rights Agreement, dated as of January 28, 2003 between the Company and the Initial Purchasers (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

10.1 -	National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.2 -	Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended September 30, 2004).

10.3 -	First Amendment to the Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan (incorporated herein by reference to the

(51)

Company’s Quarterly Report for the period ended September 30, 2004).

10.4 -	Second Amendment to the Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.5 -	National Health Laboratories 1988 Stock Option Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed with the Commission on July 9, 1990, File No. 33-35782).

10.6 -	National Health Laboratories 1994 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on August 12, 1994, File No. 33-55065).

10.7 -	Laboratory Corporation of America Holdings Master Senior Executive Severance Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8 -	Laboratory Corporation of America Holdings Senior Executive Transition Policy (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2004).

10.9 -	Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the May 12, 1995 Form 8-K).

10.10 -	$350 Million Credit Agreement dated January 13, 2005 among the Company, the lenders named therein and Credit Suisse First Boston and UBS Securities LLC, as Co-Lead Arrangers. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.11 -	Laboratory Corporation of America Holdings 1995 Stock Plan for Non-Employee Directors dated September 26, 1995 (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on September 26, 1995, File No. 33-62913).

10.12 -	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to the Company’s 1997 Annual Proxy Statement, filed with the Commission on June 6, 1997).

10.13 -	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to Annex I of the Company’s 2001 Annual Proxy Statement, filed with the Commission on April 25, 2001).

10.14 -	Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Annex I of the Company’s Registration Statement on Form S-8 filed with the Commission on December 13, 1996, File No. 333-17793).

10.15 -	Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on January 10, 2000, File No. 333-94331).

10.16 -	Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on May 26, 2004, File No. 333-115905).

10.17 -	Laboratory Corporation of America Holdings Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company’s 1999 Annual Proxy Statement filed with the Commission of May 3, 1999).

10.18 -	Laboratory Corporation of America Holdings 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 5, 2000, File No. 333-38608).

10.19 -	Amendments to the 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 19, 2002, File No. 333-90764).

10.20 -	Dynacare Inc., Amended and Restated Employee Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on August 7, 2002, File No. 333-97745).

10.21 -	DIANON Systems, Inc. 1996 Stock Incentive Plan, DIANON Systems, Inc. 1999 Stock Incentive Plan, DIANON Systems, Inc. 2000 Stock Incentive Plan, DIANON Systems, Inc. 2001 Stock Incentive Plan, and UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on January 21, 2003, File No. 333-102602.

(52)

10.22 -	Laboratory Corporation of America Holdings Deferred Compensation Plan(incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.23 -	First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan(incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.24 -	Laboratory Corporation of America Holdings Shelf Registration for the sale of senior or subordinated debt securities, preferred stock, common stock or warrants to purchase our debt securities, preferred stock and common stock (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on December 5, 2005, File No. 333-130141).

10.25 -	Third Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

10.26 -	First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

10.27 -	Second Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

12.1* -	Ratio of earnings to fixed charges

21* -	List of Subsidiaries of the Company

23.1* -	Consent of PricewaterhouseCoopers LLP

24.1* -	Power of Attorney of Jean-Luc Belingard

24.2* -	Power of Attorney of Wendy E. Lane

24.3* -	Power of Attorney of Robert E. Mittelstaedt, Jr.

24.4* -	Power of Attorney of Arthur H. Rubenstein

24.5* -	Power of Attorney of Andrew G. Wallace, M.D.

24.6* -	Power of Attorney of M. Keith Weikel

31.1* -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2* -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32* -	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Filed herewith.

(53)

S I G N A T U R E S

LABORATORY CORPORATIONOF AMERICA HOLDINGS
Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/THOMAS P. MAC MAHON
Thomas P. Mac Mahon Chairman of the Board, President and Chief Executive Officer
Dated: February 27, 2006

(54)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 27, 2006 in the capacities indicated.

Signature	Title

/s/THOMAS P. MAC MAHON Thomas P. Mac Mahon	Chairman of the Board President and Chief Executive Officer (Principle Executive Officer)

/s/ WILLIAM B. HAYES William B. Hayes	Executive Vice President, Chief Financial Officer Executive Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JEAN-LUC BELINGARD* Jean-Luc Belingard	Director

/s/ WENDY E. LANE* Wendy E. Lane	Director

/s/ ROBERT E. MITTELSTAEDT, JR.* Robert E. Mittelstaedt, Jr.	Director

/s/ ARTHUR H. RUBENSTEIN* Arthur H. Rubenstein	Director

/s/ ANDREW G. WALLACE, M.D.* Andrew G. Wallace, M.D.	Director

/s/ M. KEITH WEIKEL* M. Keith Weikel	Director

* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:/s/ BRADFORD T. SMITH Bradford T. Smith Attorney-in-fact	Director

(55)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE

(F-1)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Laboratory Corporation of America Holdings:

We have completed integrated audits of Laboratory Corporation of America Holdings’ 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

(F-2)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 27, 2006

(F-3)

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$45.4	$47.6
Short-term investments	17.7	159.2
Accounts receivable, net	493.4	441.4
Supplies inventories	65.4	61.5
Prepaid expenses and other	37.2	29.2
Deferred income taxes	43.2	26.3

Total current assets	702.3	765.2

Property, plant and equipment, net	381.5	360.0
Goodwill, net	1,477.0	1,300.4
Intangible assets, net	645.7	557.0
Investments in joint venture partnerships	578.9	548.5
Other assets, net	90.4	95.0

Total assets	$3,875.8	$3,626.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116.2	$85.3
Accrued expenses and other	227.3	215.4
Short term borrowings and current portion of long-term debt	544.6	0.1

Total current liabilities	888.1	300.8

Long-term debt, less current portion	604.5	889.3
Deferred income taxes	408.9	346.2
Other liabilities	88.6	90.5

Total liabilities	1,990.1	1,626.8

Commitments and contingent liabilities	--	--

Shareholders' equity:
Common stock, 126.5 and 136.2 shares outstanding at
December 31, 2005 and December 31, 2004, respectively	14.8	15.1
Additional paid-in capital	1,339.7	1,504.1
Retained earnings	1,336.3	950.1
Less common stock held in treasury	(888.5)	(544.2)
Unearned restricted stock compensation	(6.9)	(7.5)
Accumulated other comprehensive earnings	90.3	81.7

Total shareholders' equity	1,885.7	1,999.3

Total liabilities and shareholders' equity	$3,875.8	$3,626.1

The accompanying notes are an integral part of these consolidated financial statements.

(F-4)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,

	2005	2004	2003

Net sales	$3,327.6	$3,084.8	$2,939.4
Cost of sales	1,937.3	1,795.5	1,714.8

Gross profit	1,390.3	1,289.3	1,224.6

Selling, general and administrative expenses	703.9	649.1	651.8
Amortization of intangibles and other assets	51.4	42.7	37.6
Restructuring and other special charges	16.9	(0.9)	1.5

Operating income	618.1	598.4	533.7

Other income (expenses):
Investment loss	(3.1)	--	--
Interest expense	(34.4)	(36.1)	(40.9)
Income from joint venture partnerships, net	58.3	51.3	43.7
Investment income	1.8	3.5	5.1
Other, net	--	(1.8)	(1.2)

Earnings before income taxes	640.7	615.3	540.4

Provision for income taxes	254.5	252.3	219.4

Net earnings	$386.2	$363.0	$321.0

Basic earnings per common share	$2.89	$2.60	$2.23

Diluted earnings per common share	$2.71	$2.45	$2.11

The accompanying notes are an integral part of these consolidated financial statements.

(F-5)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings(loss)	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2002	$14.8	$1,406.5	$266.1	$(4.4)	$(41.4)	$(29.9)	$1,611.7
Comprehensive earnings:
Net earnings	--	--	321.0	--	--	--	321.0
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	87.8	87.8
Minimum pension liability	--	--	--	--	--	19.6	19.6
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	(42.8)	(42.8)

Comprehensive earnings							385.6
Issuance of common stock under employee stock plans	0.1	21.3	--	--	--	--	21.4
Issuance of restricted stock awards	--	0.2	--	--	(0.2)	--	--
Surrender of restricted stock awards	--	--	--	--	--	--	--
Cancellation of restricted stock awards	--	(1.1)	--	--	1.1	--	--
Stock compensation	--	--	--	--	18.1	--	18.1
Income tax benefit from stock options exercised	--	8.5	--	--	--	--	8.5
Assumption of vested stock options in connection with acquisition	--	5.5	--	--	--	--	5.5
Purchase of common stock	--	--	--	(154.9)	--	--	(154.9)

BALANCE AT DECEMBER 31, 2003	$14.9	$1,440.9	$587.1	$(159.3)	$(22.4)	$34.7	$1,895.9
Comprehensive earnings:
Net earnings	--	--	363.0	--	--	--	363.0
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	40.3	40.3
Minimum pension liability	--	--	--	--	--	35.6	35.6
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	(28.9)	(28.9)

Comprehensive earnings							410.0
Issuance of common stock under employee stock plans	0.2	51.5	--	--	--	--	51.7
Issuance of restricted stock awards	--	0.7	--	--	(0.7)	--	--
Surrender of restricted stock awards	--	--	--	(6.8)	--	--	(6.8)
Cancellation of restricted stock awards	--	(0.1)	--	--	0.1	--	--
Stock compensation	--	--	--	--	15.5	--	15.5
Income tax benefit from stock options exercised	--	11.1	--	--	--	--	11.1
Assumption of vested stock options in connection with acquisition	--	--	--	--	--	--	--
Purchase of common stock	--	--	--	(378.1)	--	--	(378.1)

BALANCE AT DECEMBER 31, 2004	$15.1	$1,504.1	$950.1	$(544.2)	$(7.5)	$81.7	$1,999.3
Comprehensive earnings:
Net earnings	--	--	386.2	--	--	--	386.2
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	14.3	14.3
Minimum pension liability	--	--	--	--	--	--	--
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	(5.7)	(5.7)

Comprehensive earnings							394.8
Issuance of common stock under employee stock plans	0.2	62.3	--	--	--	--	62.5
Issuance of restricted stock awards	--	7.3	--	--	(7.3)	--	--
Surrender of restricted stock awards	--	--	--	(7.3)	--	--	(7.3)
Cancellation of restricted stock awards	--	(0.3)	--	--	0.3	--	--
Stock compensation	--	6.1	--	--	7.6	--	13.7
Income tax benefit from stock options exercised	--	11.9	--	--	--	--	11.9
Assumption of vested stock options in connection with acquisition	--	--	--	--	--	--	--
Retirement of common stock	(0.5)	(251.7)	--	--	--	--	(252.2)
Purchase of common stock	--	--	--	(337.0)	--	--	(337.0)

BALANCE AT DECEMBER 31, 2005	$14.8	$1,339.7	$1,336.3	$(885.5)	$(6.9)	$90.3	$1,885.7

The accompanying notes are an integral part of these consolidated financial statements.

(F-6)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$386.2	$363.0	$321.0
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	149.8	138.8	135.6
Stock compensation	13.7	15.5	18.1
Loss on sale of assets	0.2	1.0	0.2
Investment loss	(3.1)	--	--
Accreted interest on zero coupon-
subordinated notes	10.7	10.5	10.3
Cumulative earnings in excess of
distribution from joint venture partnerships	(11.3)	(3.5)	(5.7)
Deferred income taxes	18.5	38.9	86.3
Change in assets and liabilities (net of
effects of acquisitions):
(Increase) in accounts receivable, net	(15.0)	(8.9)	(6.0)
Decrease(increase) in inventories	0.1	(13.7)	(0.1)
(Increase)decrease in prepaid expenses and other	(5.8)	7.0	(8.5)
Increase(decrease) in accounts payable	24.1	12.3	(15.6)
(Decrease)increase in accrued expenses and other	(0.1)	(22.8)	28.7

Net cash provided by operating activities	574.2	538.1	564.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(93.6)	(95.0)	(83.6)
Proceeds from sale of assets	1.5	1.8	1.0
Deferred payments on acquisitions	(7.3)	(6.7)	(17.7)
Proceeds from sale of marketable securities	--	--	50.4
Distributions from joint venture partnerships
in excess of cumulative earnings	--	--	1.9
Purchases of short-term investments	(987.8)	(1,445.4)	(224.4)
Proceeds from sale of short-term investments	1,129.3	1,361.3	161.3
Acquisition of licensing technology	(5.4)	(7.9)	(15.0)
Acquisition of business, net of cash acquired	(335.3)	(32.1)	(647.5)

Net cash used for investing activities	(298.6)	(224.0)	(773.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	--	--	350.0
Payments on bridge loan	--	--	(350.0)
Proceeds from credit facilities	385.0	--	275.0
Payments on credit facilities	(385.0	--	(275.0)
Proceeds from senior note offering	250.0	--	350.0
Payments on other long-term debt	(0.6)	(0.4)	(0.7)
Payment of debt issuance costs	(2.4)	--	(7.3)
Termination of interest rate swap agreements	--		5.3
Payments on long-term lease obligations	(2.6)	(1.5)	(1.1)
Purchase of common stock	(583.7)	(368.1)	(154.9)
Net proceeds from issuance of stock to employees	62.1	56.3	21.0

Net cash provided by(used for) financing activities	(277.2)	(313.7)	212.3

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.7)	0.5

Net (decrease)increase in cash and cash equivalents	(2.2)	(0.3)	3.5
Cash and cash equivalents at beginning of period	47.6	47.9	44.4

Cash and cash equivalents at end of year	$45.4	$47.6	$47.9

The accompanying notes are an integral part of these consolidated financial statements.

(F-7)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

        Laboratory Corporation of America Holdings with its subsidiaries (the “Company”) is the second largest independent clinical laboratory company in the United States based on 2005 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

        Since its founding in 1971, the Company has grown into a network of 36 primary laboratories and over 1,300 service sites consisting of branches, patient service centers and STAT laboratories. With approximately 24,000 employees, the Company processes tests on more than 360,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico, Belgium and three provinces in Canada. The Company operates in one business segment.

        The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company owns greater than 20%, and therefore exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the Company’s Board of Directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities.

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

Financial Statement Revision

        Certain prior year amounts have been revised to present auction rate securities (ARS) and variable rate demand notes (VRDN) as short-term investments instead of cash and equivalents. The Company has revised its consolidated balance sheet for the year ended December 31, 2004 and its consolidated statements of cash flows for the years ended December 31, 2004 and 2003. As a result, the Company’s investments in ARS and VRDN in the amount of $139.2 at December 31, 2004, which had previously been included in cash and cash equivalents, are presented as short-term investments in the accompanying consolidated balance sheet at December 31, 2004. In addition, the aggregate purchases and proceeds from the sale of these securities for the years ended December 31, 2004 and 2003 should have been presented in the consolidated statements of cash flows from investing activities for those years. These revisions had no impact on the Company’s results of operations, changes in shareholders’ equity, or cash flows from operating activities and financing activities.

        ARS and VRDN do not meet the definition of a cash equivalent as defined in SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”) as such securities have maturity dates greater than 90 days. ARS and VRDN are variable bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. ARS and VRDN have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, or 35 days. The Company had historically classified ARS and VRDN as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll its investments over to the next reset period. The Company reevaluated the classification of these investments considering the maturity dates associated with the underlying bonds. The effects of this revision are summarized in the table below.

(F-8)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	Years Ended December 31,

	2004		2003

	As		As
	Originally	As	Originally	As
	Reported	Revised	Reported	Revised

Cash flow from investing activities: Purchases of short-term investments	$(35.0)	$(1,445.4)	$(20.0)	$(224.4)
Proceeds from sale of short-term investments	35.0	1,361.3	--	161.3
Net cash used for investing activities	(139.9)	(224.0)	(730.5)	(773.6)
Net increase(decrease) in cash and cash equivalents	83.8	(0.3)	46.6	3.5
Cash and cash equivalents at beginning of year	103.0	47.9	56.4	44.4
Cash and cash equivalents at end of year	186.8	47.6	103.0	47.9

        As of December 31, 2005, the Company had $17.7 of ARS and VRDN classified as short-term investments.

Revenue Recognition:

        Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various Managed Care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2005, 2004 and 2003, approximately 20%, 20%, and 19%, respectively of the Company’s revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. The Company has capitated agreements with certain managed care customers and recognizes related revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. In 2005, 2004 and 2003, approximately 4% of the Company’s revenues were derived from these capitated agreements.

Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the allowances for doubtful accounts, deferred tax assets, fair values and amortization lives for intangible assets and accruals for self-insurance reserves and pensions. The allowance for doubtful accounts is determined based on historical collection trends, the aging of accounts, current economic conditions and regulatory changes. Actual results could differ from those estimates.

Concentration of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

        The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., were approximately $44.5 at December 31, 2005. Cash equivalents at December 31, 2005, totaled $39.4, which includes amounts invested in treasury bills and short-term bonds.

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

        Accounts receivable balances (gross) from Medicare and Medicaid were $105.4 and $107.9 at December 31, 2005 and 2004, respectively.

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

        The following represents a reconciliation of basic earnings per share to diluted earnings per share: (shares in millions)

	2005			2004			2003

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings
per share	$386.2	133.5	$2.89	$363.0	139.4	$2.60	$321.0	144.0	$2.23

Stock options	--	1.0		--	0.9		--	0.4
Restricted stock awards and other	--	0.4		--	0.4		--	0.3
Interest on convertible debt, net of tax	6.5	10.0		6.2	10.0		6.0	10.0

Diluted earnings
per share:	$392.7	144.9	$2.71	$369.2	150.7	$2.45	$327.0	154.7	$2.11

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,

	2005	2004	2003

Stock options	--	1.5	3.9

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

        The Company applies the provisions of APB Opinion No. 25 in accounting for its employee stock option and stock purchase plans and, accordingly, no compensation cost has been recognized for these plans in the financial statements. Compensation cost for restricted stock awards is recorded by allocating their aggregate grant date fair value over their vesting period. Had the Company determined compensation cost based on the fair value method as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123", the impact on the Company’s net earnings on a pro forma basis is indicated below:

(F-10)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	Years Ended December 31,

	2005	2004	2003

Net earnings, as reported	$386.2	$363.0	$321.0
Add: Stock-based compensation under APB 25, net of related tax effects	8.2	9.1	10.7
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(24.8)	(29.9)	(35.9)

Pro-forma net income	$369.6	$342.2	$295.8

Basic earnings per common share As reported	2.89	2.60	2.23
Pro forma	2.77	2.45	2.05
Diluted earnings per common share As reported	2.71	2.45	2.11
Pro forma	2.55	2.27	1.91

        See note 13 for assumptions used in calculating pro forma compensation expense for the employee stock option and stock purchase plans.

        The Company plans to adopt SFAS No. 123(R) under the modified prospective method on January 1, 2006 and currently estimates the adoption to impact net income for fiscal 2006 based on current volatility and forfeiture assumptions by approximately $15.0, net of tax. SFAS No. 123(R) eliminates the intrinsic value measurement method of accounting for services received in exchange for an award of equity instruments and requires the measurement of such services to be based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123(R) for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but such method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123(R).

Cash Equivalents:

        Cash equivalents (primarily investments in money market funds, time deposits, commercial paper and Eurodollars which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market.

Short-Term Investments:

        The items classified as short-term investments are principally ARS, VRDN, and U.S. Government Agency securities. The Company classifies the ARS and VRDN as available-for-sale. Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within shareholders’ equity.  The securities that the Company has classified as available-for-sale generally trade at par and as a result typically do not have any realized or unrealized gains or losses. No gains or losses were realized on sales of ARS and VRDN for the years ended December 31, 2005, 2004, and 2003. As of December 31, 2005, there are no unrealized holding gains or losses on these securities.

(F-11)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The U.S. Government Agency securities with original maturities between six and twelve months are carried at cost which approximates market. It is the intent of the Company to hold these investments until they mature or are called by the issuer.

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

        Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is determined by the Company at the level for which there are identifiable cash flows by comparison of the carrying amount of the assets to future undiscounted net cash flows before interest expense and income taxes expected to be generated by the assets. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (based on market prices in an active market or on discounted cash flows). Assets to be disposed of are reported at the lower of the carrying amount or fair value.

        The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no instances of impairment as of December 31, 2005.

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

        Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2005 and 2004.

Fair Value of Financial Instruments:

        The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, income taxes receivable, senior notes and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero coupon-subordinated notes, based on market pricing, was approximately $567.3 and $501.3 as of December 31, 2005 and 2004, respectively.

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

3. RESTRUCTURING AND OTHER SPECIAL CHARGES

        During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan is directed at reducing redundant facilities, while maintaining the goal of providing excellent customer service. In connection with the integration plan, the Company recorded $11.9 of costs associated with the execution of the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $10.1 million related to employee severance benefits for approximately 700 employees, with the remainder primarily related to contractual obligations associated with leased facilities. Employee groups being affected as a result of this plan included those involved in the collection and testing of specimens, as well as administrative and other support functions. As of December 31, 2005, the balance of accrued liabilities related to these integration activities was $3.1 and is expected to be paid in 2006.

        The Company also recorded a special charge of $5.0 million related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

4. INVESTMENTS IN JOINT VENTURE PARTNERSHIPS

        At December 31, 2005 the Company had investments in the following joint venture partnerships:

Location	Net Investment	Percentage Interest Owned

Milwaukee, Wisconsin	$4.0	50.00%
Ontario, Canada	$521.3	72.99%
Alberta, Canada	$53.6	43.37%

        Each of the joint venture agreements that govern the conduct of business of these partnerships mandates unanimous agreement between partners on all major business decisions as well as providing other participating rights to each partner. These partnerships, including the Ontario, Canada partnership, are accounted for under the equity method of accounting, as the Company does not have control of these three partnerships, due to the participating rights afforded to all partners in each agreement. The Company has no material obligations or guarantees to, or in support of, these unconsolidated joint ventures and their operations.

(F-14)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

5. ACCOUNTS RECEIVABLE, NET

	December 31, 2005	December 31, 2004

Gross accounts receivable	$618.0	$578.5
Less allowance for doubtful accounts	(124.6)	(137.1)

	$493.4	$441.4

        The provision for doubtful accounts was $179.3, $192.7 and $214.2 in 2005, 2004 and 2003 respectively. In addition, in 2005 the Company recorded a special charge of $4.7 related to forgiveness of amounts owed by patients and clients in the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2005	December 31, 2004

Land	$14.2	$14.2
Buildings and building improvements	91.4	90.8
Machinery and equipment	382.9	353.2
Software	202.0	153.0
Leasehold improvements	94.3	82.0
Furniture and fixtures	24.1	19.3
Construction in progress	33.3	44.1
Buildings under capital leases	5.4	5.4
Equipment under capital leases	3.5	2.2

	851.1	764.2

Less accumulated depreciation and amortization of capital leases	(469.6)	(404.2)

	$381.5	$360.0

        Depreciation expense and amortization of capital lease assets was $97.2, $93.0 and $91.6 for 2005, 2004 and 2003, respectively. Depreciation of software was $30.2, $28.9, and $29.6 for 2005, 2004 and 2003, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill (net of accumulated amortization) for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Balance as of January 1	$1,300.4	$1,285.9
Goodwill acquired during the year	171.0	17.1
Adjustments to goodwill	5.6	(2.6)

Goodwill, net	$1,477.0	$1,300.4

        The components of identifiable intangible assets are as follows:

	December 31, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$675.8	$(181.6)	$596.3	$(148.0)
Patents, licenses and technology	88.5	(28.0)	79.6	(18.3)
Non-compete agreements	25.6	(22.5)	25.2	(20.3)
Trade name	100.7	(12.8)	49.4	(6.9)

	$890.6	$(244.9)	$750.5	$(193.5)

(F-15)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        Amortization of intangible assets was $51.4, $42.6 and $37.6 in 2005, 2004 and 2003, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $51.6 in fiscal 2006, $49.8 in fiscal 2007, $47.2 in fiscal 2008, $46.2 in fiscal 2009, $43.8 in fiscal 2010, and $458.7 thereafter.

        The Company paid approximately $5.4 in 2005 and $7.9 in 2004 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. These amounts are being amortized over the life of the licensing agreements.

8. ACCRUED EXPENSES AND OTHER

	December 31, 2005	December 31, 2004

Employee compensation and benefits	$78.0	$68.5
Self-insurance reserves	46.1	42.0
Other tax accruals	44.4	43.9
Accrued taxes payable	9.2	15.2
Royalty and license fees payable	5.7	12.9
Accrued repurchases of common stock	15.0	10.0
Restructuring reserves	5.8	2.3
Acquisition related reserves	9.1	9.3
Interest payable	8.6	8.0
Other	5.4	3.3

	$227.3	$215.4

9. OTHER LIABILITIES

	December 31, 2005	December 31, 2004

Post-retirement benefit obligation	$46.1	$46.0
Restructuring reserves	5.9	7.5
Self-insurance reserves	13.2	13.2
Acquisition related reserves	8.8	9.6
Other	14.6	14.2

	$88.6	$90.5

10. DEBT

        Short-term borrowings and current portion of long-term debt at December 31, 2005 and 2004 consisted of the following:

	December 31, 2005	December 31, 2004

Zero coupon convertible subordinated notes	$544.4	$--
Current portion of long-term debt	0.2	0.1

Total short-term borrowings and current portion of long term debt	$544.6	$0.1

        Long term debt at December 31, 2005 and 2004 consisted of the following:

	December 31, 2005	December 31, 2004

Zero coupon convertible subordinated notes	$--	$533.7
Senior notes due 2013	353.0	353.4
Senior notes due 2015	250.0	--
Other long-term debt	1.5	2.2

Total long-term debt	$604.5	$889.3

Revolving Credit Facility

        On January 13, 2005, the Company entered into a 5 year $350.0 unsecured revolving credit facility with Credit Suisse First Boston and UBS Securities LLC, acting as Co-Lead Arrangers, and a group of

(F-16)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

financial institutions for borrowings of up to $350.0. The facility also provides for an accordion feature whereby the Company can increase the amounts available under the facility up to an additional $150.0, with the consent of the lenders, if needed to support the Company’s growth. There were no balances outstanding on the Company’s revolving credit facility at December 31, 2005 and December 31, 2004. The revolving credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. As of December 31, 2005, the weighted average interest rate on the revolving credit facility was 4.87%.

        The senior credit facility is available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments, and acquisitions. The agreement contains certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The covenants also restrict the payment of dividends. The Company is in compliance with all covenants at December 31, 2005.

Zero Coupon Convertible Subordinated Notes

        In September 2001, the Company sold $650.0 aggregate principal amount at maturity of its zero coupon convertible subordinated notes (the “notes”) due 2021 in a private placement. The Company received approximately $426.8 (net of underwriter’s fees of approximately $9.8) in net proceeds from the offering. In October 2001, the underwriters exercised their rights to purchase an additional $94.0 aggregate principal amount pursuant to an overallotment option from which the Company received approximately $61.8 in net proceeds (net of underwriters fees of approximately $1.4). The notes, which are subordinate to the Company’s bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 13.4108 shares of the Company’s common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

1)	If the sales price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter reaches specified thresholds (beginning at 120% and declining 0.1282% per quarter until it reaches approximately 110% for the quarter beginning July 1, 2021 of the accreted conversion price per share of common stock on the last day of the preceding quarter). The accreted conversion price per share will equal the issue price of a note plus the accrued original issue discount and any accrued contingent additional principal, divided by the number of shares of common stock issuable upon conversion of a note on that day. The conversion trigger price for the fourth quarter of 2005 was approximately $64.11.

2)	If the credit rating assigned to the notes by Standard & Poor’s Ratings Services is at or below BB-.

3)	If the notes are called for redemption.

4)	If specified corporate transactions have occurred (such as if the Company is party to a consolidation, merger or binding share exchange or a transfer of all or substantially all of its assets).

        Holders of the notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2006 and 2011 at $741.92 and $819.54 per note, respectively, plus any accrued contingent additional principal and any accrued contingent interest thereon.

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

Senior Notes due 2013

        On January 17, 2003, in conjunction with the acquisition of DIANON, the Company borrowed $350.0 under a bridge loan agreement with Credit Suisse First Boston, acting as Administrative Agent. On January 31, 2003, the Company sold $350.0 aggregate principal amount of its 5 1/2% Senior Notes due February 1, 2013. Proceeds from the issuance of these Notes ($345.1), together with cash on hand was

(F-17)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

used to repay the $350.0 principal amount of the Company’s bridge loan, and as a result, such bridge loan was terminated.

Senior Notes due 2015

        On December 7, 2005, in conjunction with the execution of an overnight share repurchase agreement with a bank, the Company borrowed $250.0 under its revolving credit facility. On December 12, 2005, the Company sold $250.0 aggregate principal amount of Senior Notes due 2015. The Notes bear interest at the rate of 5 5/8% per annum from December 14, 2005, payable semi-annually on June 15 and December 15, commencing on June 15, 2006. Proceeds from the issuance of these Notes ($247.6), together with cash on hand, were used to repay the borrowings under the revolving credit facility.

11. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

        The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. Common shares issued and outstanding are summarized in the following table:

	2005	2004

Issued	148.0	150.7
In treasury	(21.5)	(14.5)

Outstanding	126.5	136.2

        The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There are no preferred shares outstanding as of December 31, 2005.

        The changes in common shares issued and held in treasury are summarized below:

Common shares issued

	2005	2004	2003

Common stock issued at January 1	150.7	148.9	147.8
Common stock issued under employee stock plans	2.1	1.8	1.1
Retirement of common stock	(4.8)	--	--

Common stock issued at December 31	148.0	150.7	148.9

Common shares held in treasury

	2005	2004	2003

Common shares held in treasury at January 1	14.5	5.5	0.1
Purchase of common stock	6.8	8.9	5.4
Surrender of restricted stock awards	0.2	0.1	--

Common shares held in treasury at December 31	21.5	14.5	5.5

Share Repurchase Program

        During fiscal 2005, the Company purchased 11.6 million shares of its common stock at a cost of $588.7 million. On December 7, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 4.8 million shares of the Company’s outstanding common stock for an initial purchase price of $52.04 per share. The transaction was financed with borrowings under the Company’s revolving line of credit. The Company used cash on hand and the proceeds of the Senior Notes due 2015 to repay borrowings under the Company’s revolving credit facility as discussed in Note 9. Pursuant to the agreement with the bank, the bank will purchase 4.8 million shares in the open market over a period ending no later than June 13, 2006. At the end of the purchase period, the Company will either receive from or pay to the bank a price adjustment based on the volume weighted average purchase

(F-18)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

price of the shares acquired compared to the initial purchase price. Such price adjustment can be either in cash or common stock at the discretion of the Company. The Company has limited its potential financial exposure in the event of an increase in its share price above a cap during the purchase period with respect to 2.4 million of the repurchased shares. The shares repurchased under the overnight share repurchase agreement were immediately canceled and returned to the status of authorized but unissued shares. The total cost of the initial purchase was approximately $251.7 million, including a $1.5 million cap premium and $0.2 million in commissions and other fees. The Company reduced common stock and additional paid in capital by approximately $0.5 and $251.2 million, respectively. The forward contract associated with the overnight share repurchase transaction is being accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. Any amounts paid or received in cash or stock in connection with the price adjustment will be recorded as an adjustment to Shareholders’ Equity. At December 31, 2005, the price adjustment would have required the Company to pay $5.3. The diluted net income per share calculation for fiscal 2005 includes the potential shares of common stock that may be issued to settle the overnight share repurchase transaction.

        As of December 31, 2005, the Company had outstanding authorizations from the Board of Directors to purchase approximately $285.2 of Company common stock.

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

Accumulated Other Comprehensive Earnings

         The Company’s accumulated other comprehensive earnings were $90.3 and $81.7 at December 31, 2005 and 2004 respectively. Substantially all of the balances at December 31, 2005 and 2004 are related to the Company’s net foreign currency translation adjustments.

12. INCOME TAXES

        The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income

	2005	2004	2003

Domestic	$639.7	$618.8	$545.3
Foreign	1.0	(3.5)	(4.9)

Total pre-tax income	$640.7	$615.3	$540.4

(F-19)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

	Years Ended December 31,

	2005	2004	2003

Current:
Federal	$186.5	$165.6	$100.4
State	43.0	40.5	29.2
Foreign	6.5	7.3	3.5

	$236.0	$213.4	$133.1

Deferred:
Federal	$13.6	$32.1	$70.0
State	3.1	7.4	13.8
Foreign	1.8	(0.6)	2.5

	18.5	38.9	86.3

	$254.5	$252.3	$219.4

        The tax benefit associated with option exercises from stock plans reduced taxes currently payable by approximately $11.9, $11.1 and $5.5 in 2005, 2004 and 2003, respectively. Such benefits are recorded as additional paid-in-capital.

        The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

	Years Ended December 31,

	2005	2004	2003

Statutory federal rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	4.5	4.4	4.5
Change in valuation allowance	0.2	--	--
Dividend received deduction for foreign repatriation	(1.1)	--	--
Other	1.1	1.6	1.1

Effective rate	39.7%	41.0%	40.6%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2005	December 31, 2004

Deferred tax assets:
Accounts receivable	$4.3	$0.4
Self-insurance reserves	18.0	17.0
Postretirement benefit obligation	18.2	18.2
Acquisition and restructuring reserves	20.1	15.8
Tax loss carryforwards	26.6	10.8
Other	6.9	3.1

	94.1	65.3

Less valuation allowance	(3.9)	(2.7)

Net deferred tax assets	90.2	62.6

Deferred tax liabilities:
Employee benefits	(2.3)	(1.5)
Deferred earnings	(15.3)	(13.4)
Intangible assets	(268.0)	(217.8)
Property, plant and equipment	(41.8)	(47.8)
Zero coupon-subordinated notes	(69.7)	(50.7)
Currency translation adjustment	(58.7)	(51.3)

Total gross deferred tax liabilities	(455.8)	(382.5)

Net deferred tax liabilities	$(365.6)	$(319.9)

(F-20)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The Company increased its valuation allowance by approximately $1.2 during the second quarter of 2005 for a write-off of an asset that will result in a capital loss whose realization by the Company is dependant on future unforeseen capital gains. The Company has state tax loss carryovers of approximately $37.5 which expire 2006 through 2024. In addition, the Company has federal tax loss carryovers of approximately $67.3 expiring periodically through 2024. The utilization of these tax loss carryovers is limited due to change of ownership rules however at this time the Company expects to fully utilize substantially all of its tax loss carryovers.

        All income tax years through and including 2002 have been finalized with the Internal Revenue Service. The Internal Revenue Service is currently examining the Company’s 2003 income tax return. Management believes adequate provisions have been recorded related to all open tax years.

        The Company provided for taxes on undistributed earnings of foreign subsidiaries.

13. STOCK COMPENSATION PLANS

Stock Incentive Plans

        There are currently 19.68 million shares authorized for issuance under the 2000 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the 1994 Stock Option Plan. Each of these plans was approved by shareholders. At December 31, 2005, there were 3.6 million additional shares available for grant under the Company’s stock option plans.

Stock Options

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

        Changes in options outstanding under the plans for the periods indicated were as follows:

(Shares in thousands)
	Number of Options	Weighted-Average Exercise Price per Options

Outstanding at January 1, 2003 (1,326 exercisable)	5,356	$32.71
Options granted	1,764	24.97
Granted above market value	632	30.34
Granted below market value	37	13.12
Forfeited	(437)	31.03
Exercised	(747)	20.44

Outstanding at December 31, 2003 (2,812 exercisable)	6,605	31.81
Options granted	1,757	39.00
Forfeited	(241)	36.33
Exercised	(1,743)	28.07

Outstanding at December 31, 2004 (2,867 exercisable	6,378	34.64
Options granted	1,296	47.91
Forfeited	(140)	40.39
Exercised	(1,559)	31.89

Outstanding at December 31, 2005	5,975	38.10

(F-21)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The following table summarizes information concerning currently outstanding and exercisable options.

Options Outstanding				Options Exercisable

		Weighted Average

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 4.84 - 33.06	1,829	5.9	$27.27	1,279	$28.32
$ 34.25 - 39.00	1,505	8.1	$38.97	398	$38.91
$ 39.16 - 43.53	1,409	6.1	$42.64	1,405	$42.64
$ 43.53 - 49.93	1,232	9.2	$47.91	11	$47.96

	5,975	7.2	$38.10	3,093	$36.26

        The Company uses the Black-Scholes model to calculate the fair value per option. The fair value per option and the assumptions used in its calculation are as follows:

	2005	2004	2003

Fair value per option	$15.62	$13.66	$13.43

Valuation assumptions
Weighted average expected life (in years)	3	3	7
Risk free interest rate	4.4%	3.5%	3.2%
Expected volatility	0.4	0.5	0.5
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock

        During 2005, the Company granted aggregate awards of 151,581 shares of restricted stock at a weighted average price of $47.97 under its 2000 Stock Incentive Plan. The restricted stock becomes vested annually in equal one third increments beginning on the first anniversary of the grant. The unearned restricted stock compensation is being amortized to expense over the applicable vesting periods. For 2005, 2004 and 2003, total restricted stock compensation expense was $7.6, $15.5 and $18.1, respectively.

Performance Share Awards

        During 2005, the Company granted aggregate awards of 434,025 performance share awards at a weighted average price of $47.92 under its 2000 Stock Incentive Plan. The performance share awards represent a three year award opportunity for the period 2005-2007 and become vested in 2008. Performance share awards are subject to certain earnings per share and revenue targets, the achievement of which may increase or decrease the number of shares which the grantee receives upon vesting. During 2005, the total compensation expense related to performance share awards was $6.1.

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan, begun in 1997 and amended in 1999 and 2004, with 4,500,000 shares of common stock authorized for issuance. The plan permits substantially all employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 209, 247, and 290 thousand shares were purchased by eligible employees in 2005, 2004 and 2003 respectively.

(F-22)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	2005	2004	2003

Fair value per option	$14.40	$10.99	$7.80

Valuation assumptions
Risk free interest rate	2.8%	1.3%	1.1%
Expected volatility	0.1	0.2	0.2
Expected dividend yield	0.0%	0.0%	0.0%

14. COMMITMENTS AND CONTINGENT LIABILITIES

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

        The Company is the appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8 million. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case to the United States Court of Appeals for the Federal Circuit. On June 8, 2004, that court affirmed the judgment against the Company and, on August 5, 2004, the Company’s request for rehearing was denied. On November 3, 2004, the Company filed a petition for a writ of certiorari with the United States Supreme Court. On October 31, 2005, the Court granted the Company’s petition, and the case is scheduled to be argued before the Supreme Court on March 21, 2006.

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At December 31, 2005 and 2004, the Company had provided letters of credit aggregating approximately $62.6 and $63.5 respectively, primarily in connection with certain insurance programs. The Company’s availability under its revolving credit facility is reduced by amount of these letters of credit.

        The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 2005 are as follows:

	Operating	Capital

2006	$72.5	$4.1
2007	54.1	2.4
2008	41.4	--
2009	28.1	--
2010	19.2	--
Thereafter	51.9	--

Total minimum lease payments	267.2	6.5
Less:
Amounts included in restructuring and acquisition related accruals	(13.9)	(1.2)
Amounts representing interest	--	(0.6)
Non-cancellable sub-lease income	(4.1)	(0.7)

Total minimum operating lease payments and present value of minimum capital lease payments	$249.2	$4.0

Current		$1.8
Non-current		2.2

		$4.0

        Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $119.6, $106.6 and $104.2 for the years ended December 31, 2005, 2004 and 2003, respectively.

15. PENSION AND POSTRETIREMENT PLANS

Pension Plans

        The Company maintains a defined contribution pension plan for all eligible employees. Eligible employees are defined as individuals who are age 21 or older, have been employed by the Company for at least one year with 1,000 hours of service during that period. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $12.8, $11.0 and $10.9 in 2005, 2004 and 2003, respectively.

        In addition, substantially all employees of the Company are covered by a defined benefit retirement plan (the “Company Plan”). The benefits to be paid under the Company Plan are based on years of credited service and average final compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations.

        The Company has a second defined benefit retirement plan which covers its senior management group that provides for the payment of the difference, if any, between the amount of any maximum limitation on annual benefit payments under the Employee Retirement Income Security Act of 1974 and the annual benefit that would be payable under the Company Plan but for such limitation. This plan is an unfunded plan.

(F-24)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The effect on operations for both of the defined benefit retirement plans are summarized as follows:

	Year end December 31,

	2005	2004	2003

Service cost for benefits earned	$15.7	$13.9	$12.3
Interest cost on benefit obligation	13.8	12.8	12.9
Expected return on plan assets	(21.0)	(16.9)	(12.7)
Net amortization and deferral	1.3	1.5	3.7

Defined benefit plans costs	$9.8	$11.3	$16.2

        A summary of the changes in the projected benefit obligations of the defined benefit retirement plans follows:

	2005	2004

Balance at January 1	$233.0	$203.4
Service cost	15.7	13.9
Interest cost	13.8	12.8
Actuarial loss	15.5	12.8
Amendments	(1.8)	1.2
Benefits paid	(12.8)	(11.1)

Balance at December 31	$263.4	$233.0

        A summary of the changes in the fair value of plan assets follows:

	2005	2004

Fair value of plan assets at beginning of year	$248.6	$177.9
Actual return on plan assets	16.8	23.4
Employer contributions	8.3	60.0
Benefits paid	(14.6)	(12.7)

Fair value of plan assets at end of year	$259.1	$248.6

        The Company has recorded a prepaid asset for the defined benefit retirement plans as follows:

	December 31,

	2005	2004

Excess(deficiency) of plan assets over accumulated benefit obligations	$4.3	$(15.6)
Unrecognized net actuarial loss	(63.4)	(45.9)
Unrecognized prior service cost	(3.2)	(2.2)

Prepaid asset recognized	$(62.3)	$(63.7)

        Weighted average assumptions used in the accounting for the defined benefit plans were as follows:

	2005	2004	2003

Discount rate	5.60%	6.00%	6.25%
Compensation increases	3.0%	3.0%	3.0%
Expected long term rate of return	8.5%	8.5%	8.5%

        The Company’s expects to contribute approximately $8 to its defined benefit retirement plan during 2006, although it is not legally required to do so.

(F-25)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The Company’s defined benefit plans’ asset allocations at December 31, 2005 and 2004, target allocation for 2006, and expected long-term rate of return by asset category are as follows:

	Target Allocation 2006	Percentage of Plan Assets at December 31, 2005 2004	Weighted-Average Expected Long-Term Rate of Return - 2005

Equity securities	70.0%	69.2% 72.3%	6.8%
Debt securities	30.0%	30.7% 27.7%	1.7%
Other	--	-- --	--

         The following assumed benefit payments under the Company’s defined benefit retirement plans, which reflect expected future service, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2006	$ 14.2
2007	16.1
2008	17.6
2009	18.7
2010	20.1
Years 2011-2015	128.0

Post-retirement Medical Plan

        The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Year end December 31,

	2005	2004	2003

Service cost for benefits earned	$0.7	$0.8	$0.8
Interest cost on benefit obligation	2.6	3.1	3.2
Actuarial loss	(2.2)	(1.9)	(1.9)
Net amortization and deferral	0.3	0.7	0.8

Post-retirement medical plans costs	$1.4	$2.7	$2.9

        A summary of the changes in the accumulated post retirement benefit obligation follows:

	2005	2004

Balance at January 1	$43.6	$60.5
Service cost for benefits earned	0.6	0.8
Interest cost on benefit obligation	2.6	3.1
Participants contributions	0.4	0.4
Plan amendments	--	(4.3)
Actuarial gain	(2.3)	(15.2)
Benefits paid	(1.6)	(1.7)

Balance at December 31	$43.3	$43.6

        The Company has recorded a liability for the postretirement medical plan as follows:

	December 31,

	2005	2004

Unfunded status	$43.3	$43.6
Unrecognized net actuarial loss	(5.1)	(7.7)
Unrecognized prior service cost	7.9	10.1

Net liability recognized	$46.1	$46.0

(F-26)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

        The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation was 5.6% and 6.0% as of December 31, 2005 and 2004, respectively. The health care cost trend rate-medical was assumed to be 10.0% and 10.0% as of December 31, 2005 and 2004, respectively, and the trend rate-prescription was assumed to be 12.0% and 12.0% as of December 31, 2005 and 2004, respectively, declining gradually to 5.0% in the year 2013. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2005 by $6.9. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the 2005 postretirement benefit costs results in an increase of $0.6 or decrease of $0.5.

        The following assumed benefit payments under the Company’s postretirement benefit plan, which reflect expected future service, as appropriate, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2006	$ 1.3
2007	1.4
2008	1.5
2009	1.7
2010	1.8
Years 2011-2015	11.2

        The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) which will begin in 2006. The Company has concluded that its post-retirement health care plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Act. The assumed benefit payments table above includes the impact of the Act.

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,

	2005	2004	2003

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$19.3	$19.3	$12.1
Income taxes, net of refunds	233.3	170.7	107.9

Disclosure of non-cash financing and investing activities:
Issuance of restricted stock awards	7.3	0.7	0.2
Assumption of vested stock options in connection with acquisitions	--	--	8.5
Surrender of restricted stock awards	7.3	6.8	--
Accrued repurchases of common stock	15.0	10.0	--

17. QUARTERLY DATA (UNAUDITED)

        The following is a summary of unaudited quarterly data:

	Year ended December 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$799.1	$853.3	$852.9	$822.3	$3,327.6
Gross profit	338.3	364.9	354.6	332.5	1,390.3
Net earnings	96.6	106.0	94.7	88.9	386.2
Basic earnings per
common share	0.72	0.79	0.71	0.68	2.89
Diluted earnings per
common share	0.67	0.74	0.66	0.64	2.71

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

18. NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. That statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception to for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has not historically entered into a significant level of nonmonetary transactions and therefore does not expect that this standard will impact is financial position or results.

        In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations(FIN 47) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 did not have a material impact on the consolidated financial position, results of operations or cash flows.

        In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which is effective for periods beginning after December 15, 2005. This statement replaces APB Opinion No. 20 “Accounting Changes” (APB 20) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. APB 20 previously required that most voluntary changes in accounting principle be recognized by including, in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Company does not expect that this standard will impact its financial position or results of operations.

(F-28)

Schedule II

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2005, 2004 and 2003
(Dollars in millions)

		Additions

	Balance at beginning of year	Charged to Costs and Expense	Additions as a Result of Acquisitions	Other (Deduct- ions Additions(1)	Balance at end of year

Year ended December 31, 2005:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$137.1	$184.0	$17.0	$(213.5)	$124.6

Valuation allowance-
deferred tax assets	$2.7	$1.2	$--	--	$3.9

Year ended December 31, 2004:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$133.1	$192.7	$--	$(188.7)	$137.1

Valuation allowance-
deferred tax assets	$2.7	$--	$--	--	$2.7

Year ended December 31, 2003:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$143.2	$211.2	$3.0	$(224.3)	$133.1

Valuation allowance-
deferred tax assets	$2.8	$--	$--	(0.1)	$2.7

(1) Other (Deductions)Additions consists primarily of write-offs of accounts receivable amounts.

(F-29)