Form 10-Q
period 2006-05-04
LABORATORY CORP OF AMERICA HOLDINGS
filed 2006-05-04
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the issuer's common stock is 124.7 million shares, net of treasury stock as of May 1, 2006.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations Three months ended March 31, 2006 and 2005

Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6	Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$25.2	$45.4
Short-term investments	46.2	17.7
Accounts receivable, net	522.2	493.4
Supplies inventories	59.8	65.4
Prepaid expenses and other	34.7	37.2
Deferred income taxes	39.4	43.2

Total current assets	727.5	702.3

Property, plant and equipment, net	376.4	381.5
Goodwill, net	1,476.2	1,477.0
Intangible assets, net	634.1	645.7
Investments in joint venture partnerships	580.3	578.9
Other assets, net	90.3	90.4

Total assets	$3,884.8	$3,875.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108.5	$116.2
Accrued expenses and other	265.3	227.3
Short term borrowings and current portion of long-term debt	547.4	544.6

Total current liabilities	921.2	888.1

Long-term debt, less current portion	604.2	604.5
Deferred income taxes	401.7	408.9
Other liabilities	88.7	88.6

Total liabilities	2,015.8	1,990.1

Commitments and contingent liabilities	--	--

Shareholders' equity:
Common stock, 124.7 and 126.5 shares outstanding at
March 31, 2006 and December 31, 2005, respectively	14.6	14.8
Additional paid-in capital	1,219.5	1,339.7
Retained earnings	1,438.2	1,336.3
Less common stock held in treasury	(891.7)	(888.5)
Unearned restricted stock compensation	--	(6.9)
Accumulated other comprehensive earnings	88.4	90.3

Total shareholders' equity	1,869.0	1,885.7

Total liabilities and shareholders' equity	$3,884.8	$3,875.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,

	2006	2005

Net sales	$878.5	$799.1
Cost of sales	505.8	460.8

Gross profit	372.7	338.3

Selling, general and administrative expenses	190.9	168.6
Amortization of intangibles	13.0	12.1

Operating income	168.8	157.6

Other income (expenses):
Interest expense	(11.9)	(8.5)
Income from joint venture partnerships	15.4	13.7
Investment income	0.4	0.5
Other, net	(0.6)	(0.4)

Earnings before income taxes	172.1	162.9

Provision for income taxes	70.2	66.3

Net earnings	$101.9	$96.6

Basic earnings per common share	$0.82	$0.72

Diluted earnings per common share	$0.76	$0.67

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2004	$15.1	$1,504.1	$950.1	$(544.2)	$(7.5)	$81.7	$1,999.3
Comprehensive earnings:
Net earnings	--	--	96.6	--	--	--	96.6
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	(4.8)	(4.8)
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	1.9	1.9

Comprehensive earnings							93.7
Issuance of common stock under employee stock plans	0.1	23.2	--	--	--	--	23.3
Issuance of restricted stock awards	--	6.8	--	--	(6.8)	--	--
Surrender of restricted stock awards	--	--	--	(7.3)	--	--	(7.3)
Cancellation of restricted stock awards	--	(0.3)	--	--	0.3	--	--
Stock compensation	--	0.6	--	--	2.5	--	3.1
Income tax benefit from stock options exercised	--	3.9	--	--	--	--	3.9
Purchase of common stock	--	--	--	(112.0)	--	--	(112.0)

BALANCE AT MARCH 31, 2005	$15.2	$1,583.3	$1,046.7	$(663.5)	$(11.5)	$78.8	$2,004.0

BALANCE AT DECEMBER 31, 2005	$14.8	$1,339.7	$1,336.3	$(888.5)	$(6.9)	$90.3	$1,885.7
Comprehensive earnings:
Net earnings	--	--	101.9	--	--	--	101.9
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	(3.0)	(3.0)
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	1.1	1.1

Comprehensive earnings							100.0
Issuance of common stock under employee stock plans	0.1	49.9	--	--	--	--	50.0
Issuance of restricted stock awards	--		--	--	--	--	--
Surrender of restricted stock awards	--	--	--	(3.2)	--	--	(3.2)
Cancellation of restricted stock awards	--	--	--	--	--	--	--
Reversal of unamortized deferred compensation balance	--	(6.9)	--	--	6.9	--	--
Stock compensation	--	10.9	--	--	--	--	10.9
Income tax benefit from stock options exercised	--	10.6	--	--	--	--	10.6
Purchase of common stock	(0.3)	(184.7)	--		--	--	(185.0)

BALANCE AT MARCH 31, 2006	$14.6	$1,219.5	$1,438.2	$(891.7)	$--	$88.4	$1,869.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$101.9	$96.6
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	38.4	35.6
Stock compensation	10.9	3.1
Gain on sale of assets	--	(0.2)
Accreted interest on zero coupon-
subordinated notes	2.7	2.7
Cumulative earnings in excess of
distribution from joint venture partnerships	(4.9)	(3.1)
Deferred income taxes	(0.2)	1.3
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable, net	(28.9)	(32.7)
Decrease in inventories	5.6	6.8
Decrease in prepaid expenses and other	2.5	3.2
(Decrease) Increase in accounts payable	(7.7)	7.3
Increase in accrued expenses and other	58.3	33.9

Net cash provided by operating activities	178.6	154.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.8)	(25.5)
Proceeds from sale of assets	0.9	0.6
Deferred payments on acquisitions	(1.5)	(1.0)
Purchases of short-term investments	(159.2)	(302.0)
Proceeds from sale of short-term investments	130.7	420.4
Acquisition of licensing technology	(0.3)	(4.5)
Acquisition of business, net of cash acquired	(1.8)	(159.2)

Net cash used for investing activities	(52.0)	(71.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	50.0	--
Payments on revolving credit facilities	(50.0)	--
Payments on long-term debt	(0.1)	--
Payments on long-term lease obligations	(0.6)	(0.5)
Excess tax benefits from stock based compensation	3.7	--
Net proceeds from issuance of stock to employees	50.0	23.3
Purchase of common stock	(200.0)	(122.1)

Net cash used for financing activities	(147.0)	(99.3)

Effect of exchange rate changes on cash and cash equivalents	0.2	(0.6)

Net decrease in cash and cash equivalents	(20.2)	(16.6)
Cash and cash equivalents at beginning of period	45.4	47.6

Cash and cash equivalents at end of period	$25.2	$31.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

        The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings (the “Company”) and its majority-owned subsidiaries over which it exercises control. Long-term investments in affiliated companies in which the Company owns greater than 20%, and therefore exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee’s Board of Directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.

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

        The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2005 annual report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

Financial Statement Revision

        Certain prior year amounts in the Company’s Condensed Consolidated Statement of Cash Flows have been revised based on the Company’s change in presentation of auction rate securities (ARS) and variable rate demand notes (VRDN) as short-term investments instead of cash and equivalents. The aggregate purchases and proceeds from the sale of these securities for the three months ended March 31, 2005 should have been presented in the consolidated statements of cash flows from investing activities for those years. These revisions had no impact on the Company’s results of operations, changes in shareholders’ equity, or cash flows from operating activities and financing activities.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31, 2005

	As
	Originally	As
	Reported	Revised

Cash flow from investing activities: Purchases of short-term investments	$--	$(302.0)
Proceeds from sale of short-term investments	20.0	420.4
Net cash used for investing activities	(169.8)	(71.2)

Net decrease in cash and cash equivalents	(115.1)	(16.6)
Cash and cash equivalents at beginning of period	186.8	47.6
Cash and cash equivalents at end of period	71.7	31.0

        As of March 31, 2006, the Company had $46.2 of ARS and VRDN classified as short-term investments.

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

        The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$101.9	124.6	$0.82	$96.6	134.5	$0.72

Dilutive effect of employee stock options and awards	--	2.2		--	1.7
Effect of convertible debt, net of tax	1.6	10.0		1.5	10.0

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$103.5	136.8	$0.76	$98.1	146.2	$0.67

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,

	2006	2005

Stock Options	0.6	1.5

3. STOCK COMPENSATION PLANS

        There are currently 19.7 shares authorized for issuance under the 2000 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the 1994 Stock Option Plan. Each of these

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

plans was approved by shareholders. At March 31, 2006, there were 2.1 shares available for grant under the Company’s stock option plans.

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123(R) using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the first quarter of 2006 based on its historical experience.

        Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock option and stock purchase plans provided the option exercise price was established at the common stock fair market value on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the value of its restricted stock and performance share awards. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to all of its stock-based compensation.

        As a result of adopting SFAS 123(R), the Company’s net earnings for the three months ended March 31, 2006 were reduced by $3.4 net of tax. The impact on basic and diluted earnings per share for the three months ended March 31, 2006 was $0.03 and $0.02 per share, respectively.

        The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005

	Pre-tax Compensation Expense	Tax Benefit	Net	Pre-tax Compensation Expense	Tax Benefit	Net

Stock option and stock purchase plans	$5.8	$(2.4)	$3.4	$--	$--	$--
Restricted stock and performance share awards	5.1	(2.0)	3.1	3.1	(1.3)	1.8

Total share based compensation	$10.9	$(4.4)	$6.5	$3.1	$(1.3)	$1.8

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The following table shows the pro forma net income for the three months ended March 31, 2005 as if the fair value based method had been applied to all awards:

Three Months Ended March 31, 2005

Net earnings, as reported	$96.6
Add: Stock-based compensation recorded as expense, net of related tax effects	1.8
Deduct: Total stock-based compensation determined under fair value method for all awards, net of related tax effects	(6.1)

Pro forma net income	$92.3

Basic earnings per common share As reported	$0.72
Pro forma	0.69
Diluted earnings per common share As reported	$0.67
Pro forma	0.64

Stock Options

        Stock options are generally granted at an exercise price equal to or greater than the fair market price per share on the date of grant. Also, for each grant, options vest ratably over a period of two to three years on the anniversaries of the grant date, subject to their earlier expiration or termination.

        Stock option activity under the Company’s stock option plan for the three months ended March 31, 2006 were as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6.0	$38.10
Granted	1.4	58.57
Exercised	(1.3)	36.47

Outstanding at March 31, 2006	6.1	$42.99	7.7	$94.0

Vested and expected to vest at March 31, 2006	5.7	$42.39	0.6	$92.3
Exercisable at March 31, 2006	3.3	$36.18	6.4	$74.0

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

        The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $25.9 and $7.8, respectively. Cash received by the Company from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $45.8 and $14.8, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $10.2 and $3.1 for the three months ended March 31, 2006 and 2005, respectively.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The following table shows the weighted average grant-date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates:

	Three Months Ended March 31,

	2006	2005

Fair value per option	$12.19	$16.39

Valuation assumptions
Weighted average expected life (in years)	1.1	1.1
Risk free interest rate	4.3%	3.5%
Expected volatility	0.2	0.5
Expected dividend yield	0.0%	0.0%

        The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company uses historical data to calculate the expected life of the option. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes.

Restricted Stock and Performance Shares

        The fair value of restricted stock and performance share awards (“nonvested shares”) is determined based on the closing price of the Company’s common stock on the day immediately preceding the grant date. The weighted-average grant date fair value of non-vested shares granted during the three months ended March 31, 2006 and 2005 was $58.57 and $47.89, respectively.

        The following table shows a summary of nonvested shares for the three months ended March 31, 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2006	1.0	$45.16
Granted	0.2	58.57
Vested	(0.2)	41.70
Adjustments	0.1	48.10

Nonvested at March 31, 2006	1.1	47.89

        As of March 31, 2006, there was $31.3 of total unrecognized compensation cost related to nonvested restricted stock and performance share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill (net of accumulated amortization) for the three-month period ended March 31, 2006 and for the year ended December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005

Balance as of January 1	$1,477.0	$1,300.4
Goodwill acquired during the period	0.8	171.0
Adjustments to goodwill	(1.6)	5.6

Balance at end of period	$1,476.2	$1,477.0

        The components of identifiable intangible assets are as follows:

	March 31, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$676.8	$(189.9)	$675.8	$(181.6)
Patents, licenses and technology	88.8	(30.5)	88.5	(28.0)
Non-compete agreements	25.7	(23.0)	25.6	(22.5)
Trade name	100.7	(14.5)	100.7	(12.8)

	$892.0	$(257.9)	$890.6	$(244.9)

        Amortization of intangible assets for the three month periods ended March 31, 2006 and 2005 was $13.0 and $12.1, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $38.6 for the remainder of fiscal 2006, $49.8 in fiscal 2007, $47.2 in fiscal 2008, $46.2 in fiscal 2009, $43.9 in fiscal 2010 and $408.4 thereafter.

5. DEBT

        Short-term borrowings and current portion of long-term debt at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

Zero coupon convertible subordinated notes	$547.1	$544.4
Current portion of long-term debt	0.3	0.2

Total short-term borrowings and current portion of long term debt	$547.4	$544.6

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        Long term debt at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

Senior notes due 2013	$352.9	$353.0
Senior notes due 2015	250.0	250.0
Other long-term debt	1.3	1.5

Total long-term debt	$604.2	$604.5

Revolving Credit Facility

        There were no balances outstanding on the Company’s revolving credit facility at March 31, 2006 and December 31, 2005. The revolving credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. As of March 31, 2006, the weighted average interest rate on the revolving credit facility was 5.3%. The revolving credit facility contains certain debt covenants which require that the Company maintain certain financial ratios. The Company was in compliance with all covenants at March 31, 2006.

6. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

        The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There are no preferred shares outstanding as of March 31, 2006.

        The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding

Common shares at January 1, 2006	148.0	(21.5)	126.5
Common stock issued under employee stock plans	1.5	--	1.5
Retirement of common stock	(3.3)	--	(3.3)

Common shares at March 31, 2006	146.2	(21.5)	124.7

Share Repurchase Program

        During the quarter ended March 31, 2006, the Company purchased 3.3 shares of its common stock at a cost of $185.0. As of March 31, 2006, the Company had outstanding authorizations from the Board of Directors to purchase approximately $100.2 of Company common stock.

        On December 7, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 4.8 shares of the Company’s outstanding common stock for an initial purchase price of $52.04 per share. The transaction was financed with borrowings under the Company’s revolving line of credit. The Company used cash on hand and the proceeds of the Senior Notes due 2015 to repay borrowings under the Company’s revolving credit facility. Pursuant to the agreement with the bank, the bank will purchase 4.8 shares in the open market over a period ending no later than June 13, 2006. At the end of the purchase period, the Company will either receive from or pay to the bank a price adjustment based on the volume weighted average purchase price of the shares acquired compared to the initial purchase price. Such price adjustment can be either in cash or common stock at the discretion of the Company. The Company has limited its potential financial exposure in the event of an increase in its share price above a cap during the purchase period with respect to 2.4 of the repurchased shares. The shares repurchased under the overnight share repurchase agreement were immediately canceled and returned to the status of authorized but unissued shares. The total cost of the initial purchase was approximately $251.7, including a $1.5 cap premium and $0.2 in commissions and other fees. The

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Company reduced common stock and additional paid in capital by approximately $0.5 and $251.2, respectively. The forward contract associated with the overnight share repurchase transaction is being accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. Any amounts paid or received in cash or stock in connection with the price adjustment will be recorded as an adjustment to Shareholders’ Equity. At March 31, 2006, the price adjustment would have required the Company to pay $23.1. The diluted net income per share calculation for the three months ended March 31, 2006 includes the potential shares of common stock that may be issued to settle the overnight share repurchase transaction.

7. NEW ACCOUNTING PRONOUNCEMENTS

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

8. COMMITMENTS AND CONTINGENCIES

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

        The Company is the appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case to the United States Court of Appeals for the Federal Circuit. On June 8, 2004, that court affirmed the judgment against the Company and, on August 5, 2004, the Company’s request for rehearing was denied. On November 3, 2004, the Company filed a petition for a writ of certiorari with the United States Supreme Court. On October 31, 2005, the Court granted the Company’s petition, and the case was argued before the Supreme Court on March 21, 2006.

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
(dollars and shares in millions, except per share data)

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At March 31, 2006 and December 31, 2005, the Company had provided letters of credit aggregating approximately $62.4 and $62.6 respectively, primarily in connection with certain insurance programs.

9. PENSION AND POSTRETIREMENT PLANS

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

        The effect on operations for both of the defined benefit retirement plans is summarized as follows:

	Three Months Ended March 31,

	2006	2005

Service cost for benefits earned	$4.2	$3.7
Interest cost on benefit obligation	3.7	3.4
Expected return on plan assets	(5.4)	(4.9)
Net amortization and deferral	1.2	0.7

Defined benefit plan costs	$3.7	$2.9

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended March 31,

	2006	2005

Service cost for benefits earned	$0.2	$0.2
Interest cost on benefit obligation	0.6	0.7
Net amortization and deferral	(0.5)	(0.7)
Amortization of actuarial loss	--	0.3

Postretirement benefit expense	$0.3	$0.5

        As of March 31, 2006, the Company has made no contributions to its defined pension plan. The Company expects to contribute approximately $8.0 to its defined benefit retirement plan during 2006, although it is not legally required to do so.

10. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,

	2006	2005

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	9.6	9.6
Income taxes, net of refunds	6.1	19.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company’s other public filings, press releases and discussions with Company management, including:

1.	changes in federal, state, local and third party payer regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing;

2.	adverse results from investigations of clinical laboratories by the government, which may include significant monetary damages and/or exclusion from the Medicare and Medicaid programs;

3.	loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid, the False Claims Act or other federal, state or local agencies;

4.	failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act, which could result in penalties and loss of licensure;

5.	failure to comply with HIPAA, which could result in significant fines;

6.	failure of third party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, could result in an interruption in the Company’s cash flow;

7.	increased competition, including price competition;

8.	changes in payer mix, including an increase in capitated managed-cost health care or the impact of a shift to consumer-driven health plans;

9.	failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

10.	failure to retain or attract managed care business as a result of changes in business models, including new risk based or network approaches, or other changes in strategy or business models by managed care companies;

11.	failure to effectively manage the integration of newly acquired businesses and the cost related to such integration;

12.	adverse results in litigation matters;

13.	inability to attract and retain experienced and qualified personnel;

14.	failure to maintain the Company’s days sales outstanding levels;

15.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

16.	failure to develop or acquire licenses for new or improved technologies, or the use of new technologies by customers to perform their own tests;

17.	inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

18.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

19.	the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

20.	failure in the Company’s information technology systems resulting in an increase in testing turnaround time or a failure of billing processes or the failure to meet future regulatory or customer information technology and connectivity requirements;

21.	failure of the Company’s existing and new financial information systems resulting in failure to meet required financial reporting deadlines;

22.	failure of the company’s disaster recovery plans to provide adequate protection against the interruption of business and/or the recovery of business operations;

23.	business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters and terrorism or other criminal acts;

24.	failure by the Company to comply with the Sarbanes-Oxley Act of 2002, including Section 404 of that Act, which requires management to report on, and our independent registered public accounting firm to attest to and report on, our internal controls; and

25.	liabilities that result from any future inability to comply with new corporate governance requirements.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2006 compared with three months ended March 31, 2005

        Net sales for the three months ended March 31, 2006 were $878.5, an increase of $79.4, or approximately 9.9%, from $799.1 for the comparable 2005 period. The sales increase is a result of an increase of approximately 4.6% in volume (primarily volume growth in genomic and esoteric testing of 12.7% which was positively impacted by the acquisitions of US LABS and Esoterix) and 5.3% in price. The Company believes that the combination of mild weather and the timing of the Easter holiday favorably impacted the comparison of volume by approximately 1 percent. The improvement in pricing is a result of several factors, including our emphasis on pricing discipline and a continued shift in the Company’s test mix in core, genomic and esoteric testing. Additionally, the acquisition of both US LABS and Esoterix positively impacted price.

        Cost of sales, which includes primarily laboratory and distribution costs, was $505.8 for the three months ended March 31, 2006 compared to $460.8 in the corresponding 2005 period, an increase of $45.0, or 9.8%. The increase in cost of sales is primarily the result of increased volume in genomic and esoteric testing and the acquisitions discussed above. Cost of sales as a percentage of net sales was 57.6% for the three months ended March 31, 2006 and 57.7% in the corresponding 2005 period.

        Selling, general and administrative expenses increased to $190.9 for the three months ended March 31, 2006 from $168.6 in the same period in 2005. As a percentage of net sales, selling, general and administrative expenses were 21.7% and 21.1% for the three months ended March 31, 2006 and 2005, respectively. This increase in selling, general and administrative expenses as a percentage of net sales is primarily the result of the Company’s adoption of SFAS 123(R) during the first quarter of 2006, which required the Company to record compensation expense of $5.9 related to its stock option and stock purchase plans.

        The amortization of intangibles and other assets was $13.0 and $12.1 for the three months ended March 31, 2006 and 2005. The increase in the amortization expenses is a result of business acquisitions.

        Interest expense was $11.9 for the three months ended March 31, 2006 compared with $8.5 for the same period in 2005. The increase in interest expense is the result of interest on the Company’s 5.625% Senior Notes which were issued in December 2005.

        Income from investments in joint venture partnerships was $15.4 for the three months ended March 31, 2006 compared with $13.7 for the same period in 2005. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 40.8% for the three months ended March 31, 2006 compared to 40.7% for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

        Net cash provided by operating activities was $178.6 and $154.5 for the three months ended March 31, 2006 and March 31, 2005, respectively. The increase in cash flows primarily resulted from strong cash collections relative to the increase in net earnings plus lower tax payments.

        Capital expenditures were $20.8 and $25.5 at March 31, 2006 and 2005, respectively. The Company expects total capital expenditures of approximately $100.0 to $115.0 in 2006. These expenditures are intended to support the Company’s strategic initiatives centered around customer retention, scientific differentiation and managed care. In addition, the Company continues to make important investments in information technology connectivity with its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving credit facilities.

        During the quarter ended March 31, 2006, the Company repurchased $185.0 of stock representing 3.3 shares. As of March 31, 2006, the Company had outstanding authorizations to purchase approximately $100.2.

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

        Based upon independent appraisals, these embedded derivatives had no fair value at March 31, 2006.

ITEM 4. Controls and Procedures

        As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2006.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings See Note 8 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2006, which is incorporated by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (Shares and dollars in millions, except per share data)

        The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended March 31, 2006, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

January 1 - January 31	1.8	$56.38	1.8	$185.0
February 1 - February 28	1.5	57.36	1.5	100.2
March 1 - March 31	--	--	--	100.2

	3.3	$56.82	3.3

        On December 7, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 4.8 shares of the Company’s outstanding common stock for an initial purchase price of $52.04 per share. Pursuant to the agreement with the bank, the bank will purchase 4.8 shares in the open market over a period ending no later than June 13, 2006. At the end of the purchase period, the Company will either receive from or pay to the bank a price adjustment based on the volume weighted average purchase price of the shares acquired compared to the initial purchase price. Such price adjustment can be either in cash or common stock at the discretion of the Company. The Company has limited its potential financial exposure in the event of an increase in its share price above a cap during the purchase period with respect to 2.4 of the repurchased shares. The diluted net income per share calculation for the year ended March 31, 2006 includes the potential shares of common stock that may be issued to settle the overnight share repurchase transaction.

        As of March 31, 2006, the Company had outstanding authorizations from the Board of Directors to purchase approximately $100.2 of Company common stock.

Item 6.	Exhibits
(a)	Exhibits
12.1*	- Ratio of earnings to fixed charges
31.1*	- Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	- Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	- Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

May 4, 2006