Form 10-Q
period 2006-11-02
LABORATORY CORP OF AMERICA HOLDINGS
filed 2006-11-02
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the issuer's common stock is 125.4 million shares, net of treasury stock as of October 30, 2006.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets September 30, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations Three and nine month periods ended September 30, 2006 and 2005

Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine months ended September 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6	Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$8.6	$45.4
Short-term investments	312.1	17.7
Accounts receivable, net	567.8	493.4
Supplies inventories	75.5	65.4
Prepaid expenses and other	43.9	37.2
Deferred income taxes	25.6	43.2

Total current assets	1,033.5	702.3

Property, plant and equipment, net	371.9	381.5
Goodwill, net	1,473.2	1,477.0
Intangible assets, net	611.8	645.7
Investments in joint venture partnerships	598.7	578.9
Other assets, net	76.3	90.4

Total assets	$4,165.4	$3,875.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$129.3	$116.2
Accrued expenses and other	221.5	227.3
Short term borrowings and current portion of long-term debt	552.7	544.6

Total current liabilities	903.5	888.1

Long-term debt, less current portion	603.1	604.5
Deferred income taxes	427.2	408.9
Other liabilities	86.6	88.6

Total liabilities	2,020.4	1,990.1

Commitments and contingent liabilities	--	--

Shareholders' equity:
Common stock, 125.4 and 126.5 shares outstanding at
September 30, 2006 and December 31, 2005, respectively	14.7	14.8
Additional paid-in capital	1,253.3	1,339.7
Retained earnings	1,664.2	1,336.3
Less common stock held in treasury	(891.6)	(888.5)
Unearned restricted stock compensation	--	(6.9)
Accumulated other comprehensive earnings	104.4	90.3

Total shareholders' equity	2,145.0	1,885.7

Total liabilities and shareholders' equity	$4,165.4	$3,875.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net sales	$909.9	$852.9	$2,692.2	$2,505.3
Cost of sales	525.0	498.3	1,541.8	1,447.5

Gross profit	384.9	354.6	1,150.4	1,057.8

Selling, general and
and administrative expenses	194.9	179.9	576.0	527.2
Amortization of intangibles	13.0	13.1	39.0	38.3
Restructuring and other special charges	1.0	10.0	1.0	10.0

Operating income	176.0	151.6	534.4	482.3

Other income (expenses):
Investment loss	--	--	--	(3.1)
Interest expense	(11.9)	(8.4)	(35.4)	(25.5)
Income from joint venture
partnerships	16.3	13.8	49.6	41.4
Investment income	2.8	0.4	4.4	1.2
Other, net	(0.1)	--	(1.9)	(0.2)

Earnings before income taxes	183.1	157.4	551.1	496.1

Provision for income taxes	73.5	62.7	223.2	198.8

Net earnings	$109.6	$94.7	$327.9	$297.3

Basic earnings per
common share	$0.88	$0.71	$2.63	$2.21

Diluted earnings per
common share	$0.81	$0.66	$2.43	$2.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2004	$15.1	$1,504.1	$950.1	$(544.2)	$(7.5)	$81.7	$1,999.3
Comprehensive earnings:
Net earnings	--	--	297.3	--	--	--	297.3
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	14.7	14.7
Tax effect of other comprehensive earnings adjustments	--	--	--	--	--	(6.1)	(6.1)

Comprehensive earnings							305.9
Issuance of common stock under employee stock plans	0.2	53.3	--	--	--	--	53.5
Issuance of restricted stock awards	--	7.2	--	--	(7.2)	--	--
Surrender of restricted stock awards	--	--	--	(7.3)	--	--	(7.3)
Cancellation of restricted stock awards	--	(0.3)	--	--	0.3	--	--
Stock compensation	--	3.9	--	--	5.9	--	9.8
Income tax benefit from stock options exercised	--	10.0	--	--	--	--	10.0
Purchase of common stock	--	--	--	(200.9)	--	--	(200.9)

BALANCE AT SEPTEMBER 30, 2005	$15.3	$1,578.2	$1,247.4	$(752.4)	$(8.5)	$90.3	$2,170.3

BALANCE AT DECEMBER 31, 2005	$14.8	$1,339.7	$1,336.3	$(888.5)	$(6.9)	$90.3	$1,885.7
Comprehensive earnings:
Net earnings	--	--	327.9	--	--	--	327.9
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	23.5	23.5
Tax effect of other comprehensive earnings adjustments	--	--	--	--	--	(9.4)	(9.4)

Comprehensive earnings							342.0
Issuance of common stock under employee stock plans	0.2	77.5	--	--	--	--	77.7
Issuance of restricted stock awards	--		--	--	--	--	--
Surrender of restricted stock awards	--	--	--	(3.1)	--	--	(3.1)
Cancellation of restricted stock awards	--	--	--	--	--	--	--
Reversal of unamortized deferred compensation balance	--	(6.9)	--	--	6.9	--	--
Stock compensation	--	33.9	--	--	--	--	33.9
Income tax benefit from stock options exercised	--	16.7	--	--	--	--	16.7
Purchase of common stock	(0.3)	(207.6)	--		--	--	(207.9)

BALANCE AT SEPTEMBER 30, 2006	$14.7	$1,253.3	$1,664.2	$(891.6)	$--	$104.4	$2,145.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$327.9	$297.3
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	115.6	110.7
Stock compensation	33.9	9.8
Loss on sale of assets	0.6	0.1
Investment loss	--	3.1
Accreted interest on zero coupon-
subordinated notes	8.2	8.0
Cumulative earnings in excess of
distribution from joint venture partnerships	2.5	(6.9)
Deferred income taxes	18.0	15.4
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable, net	(74.4)	(41.3)
(Increase)decrease in inventories	(10.1)	11.9
Increase in prepaid expenses and other	(6.7)	(2.6)
(Decrease)increase in accounts payable	(0.4)	10.6
Increase(decrease) in accrued expenses and other	47.0	(3.1)

Net cash provided by operating activities	462.1	413.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(67.8)	(71.4)
Proceeds from sale of assets	0.9	1.4
Deferred payments on acquisitions	(2.6)	(4.8)
Purchases of short-term investments	(1,026.4)	(791.8)
Proceeds from sale of short-term investments	732.0	913.2
Acquisition of licensing technology	(0.6)	(6.4)
Acquisition of business, net of cash acquired	(7.9)	(335.3)

Net cash used for investing activities	(372.4)	(295.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	50.0	135.0
Payments on revolving credit facilities	(50.0)	(135.0)
Bank overdraft	13.5	--
Payments on long-term debt	(1.2)	(0.2)
Payments on long-term lease obligations	(1.3)	(1.6)
Excess tax benefits from stock based compensation	7.3	--
Net proceeds from issuance of stock to employees	77.7	53.3
Purchase of common stock	(222.9)	(201.7)

Net cash used for financing activities	(126.9)	(150.2)

Effect of exchange rate changes on cash and cash equivalents	0.4	(0.6)

Net decrease in cash and cash equivalents	(36.8)	(32.9)
Cash and cash equivalents at beginning of period	45.4	47.6

Cash and cash equivalents at end of period	$8.6	$14.7

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

        The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company’s primary disbursement accounts. The cash amount in the accompanying financial statements represents book balances excluding the effect of the uncleared checks. As of September 30, 2006, $13.5 of uncleared checks is included in accounts payable.

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

Financial Statement Revision

        Certain prior year amounts in the Company’s Condensed Consolidated Statement of Cash Flows have been revised based on the Company’s change in presentation of auction rate securities (ARS) and variable rate demand notes (VRDN) as short-term investments instead of cash and equivalents. The aggregate purchases and proceeds from the sale of these securities for the nine months ended September 30, 2005 should have been presented in the consolidated statements of cash flows from investing activities for those years. These revisions had no impact on the Company’s 2005 results of operations, changes in shareholders’ equity, or cash flows from operating activities and financing activities.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Nine Months Ended September 30, 2005

	As
	Originally	As
	Reported	Revised

Cash flow from investing activities: Purchases of short-term investments	$--	$(791.8)
Proceeds from sale of short-term investments	20.0	913.2
Net cash used for investing activities	(396.5)	(295.1)

Net decrease in cash and cash equivalents	(134.3)	(32.9)
Cash and cash equivalents at beginning of period	186.8	47.6
Cash and cash equivalents at end of period	52.5	14.7

        As of September 30, 2006, the Company had $312.1 of ARS and VRDN classified as short-term investments.

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

        The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,

	2006			2005			2006			2005

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$109.6	124.8	$0.88	$94.7	134.4	$0.71	$327.9	124.6	$2.63	$297.3	134.4	$2.21

Dilutive effect of employee stock plans and other	--	1.8		--	1.2		--	2.1		--	1.4
Effect of convertible debt, net of tax	1.6	10.0		1.6	10.0		4.9	10.0		4.8	10.0

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$111.2	136.6	$0.81	$96.3	145.6	$0.66	$332.8	136.7	$2.43	$302.1	145.8	$2.07

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Stock options	--	--	1.1	--

3. CEO RETIREMENT

        On July 21, 2006, the Company announced the retirement of its Chief Executive Officer, effective December 31, 2006. During the three months ended September 30, 2006, the Company recorded charges of approximately $4.6, which included $3.9 related to the acceleration of the recognition of stock compensation and $0.7 related to the acceleration of certain defined benefit plan obligations.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4. STOCK COMPENSATION PLANS

        There are currently 19.7 shares authorized for issuance under the 2000 Stock Incentive Plan and the Amended and Restated 1999 Stock Incentive Plan. Each of these plans was approved by shareholders. At September 30, 2006, there were 2.1 shares available for grant under these stock option plans.

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123(R) using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the first nine months of 2006 based on its historical experience.

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

        As a result of adopting SFAS 123(R), the Company’s net earnings were reduced by $3.4 and $10.1 for the three and nine months ended September 30, 2006, respectively. The impact on basic and diluted earnings per share for the three months ended September 30, 2006 was $0.03 and $0.02 per share, respectively. The impact on basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.08 and $0.07 per share, respectively.

        During the third quarter of 2006, the Company recorded charges of approximately $3.9, related to the acceleration of the recognition of stock compensation due to the announced retirement of the Company’s Chief Executive Officer, effective December 31, 2006.

        The following tables summarize the components of the Company’s stock-based compensation programs recorded as expense for the three and nine months ended September 30, 2006:

	Three Months Ended

	September 30, 2006			September 30, 2005

	Pre-tax Compensation Expense	Tax Benefit	Net	Pre-tax Compensation Expense	Tax Benefit	Net

Stock option and stock purchase plans	$5.6	$(2.2)	$3.4	$--	$--	$--
Restricted stock and performance share awards	4.1	(1.6)	2.5	3.3	(1.3)	2.0
CEO retirement charge	3.9	(1.6)	2.3	--	--	--

Total share based compensation	$13.6	$(5.4)	$8.2	$3.3	$(1.3)	$2.0

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Nine Months Ended

	September 30, 2006			September 30, 2005

	Pre-tax Compensation Expense	Tax Benefit	Net	Pre-tax Compensation Expense	Tax Benefit	Net

Stock option and stock purchase plans	$16.9	$(6.8)	$10.1	$--	$--	$--
Restricted stock and performance share awards	13.1	(5.2)	7.9	9.8	(3.9)	5.9
CEO retirement charge	3.9	(1.6)	2.3	--	--	--

Total share based compensation	$33.9	$(13.6)	$20.3	$9.8	$(3.9)	$5.9

        The following table shows the pro forma net income for the three and nine months ended September 30, 2005 as if the fair value based method had been applied to all awards:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net earnings, as reported	$94.7	$297.3
Add: Stock-based compensation recorded as expense, net of related tax effects	2.0	5.9
Deduct: Total stock-based compensation determined under fair value method for all awards, net of related tax effects	(6.3)	(18.9)

Pro forma net income	$90.4	$284.3

Basic earnings per common share As reported	$0.71	$2.21
Pro forma	0.67	2.12
Diluted earnings per common share As reported	$0.66	$2.07
Pro forma	0.63	1.98

Stock Options

        Stock options are generally granted at an exercise price equal to or greater than the fair market price per share on the date of grant. Also, for each grant, options vest ratably over a period of three years on the anniversaries of the grant date, subject to their earlier expiration or termination.

        Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2006 were as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6.0	$38.10
Granted	1.4	58.58
Exercised	(1.9)	36.19
Cancelled	(0.2)	50.13

Outstanding at September 30, 2006	5.3	$43.69	7.3	$116.2

Vested and expected to vest at September 30, 2006	5.1	$43.24	7.2	$113.8
Exercisable at September 30, 2006	2.7	$36.32	5.9	$79.4

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

        Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Cash received by the Company	$6.0	$9.7	$67.9	$41.2
Tax benefits realized	$1.8	$2.1	$16.4	$9.4
Aggregate intrinsic value	$4.6	$5.4	$41.4	$23.7

        The following table shows the weighted average grant-date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates:

	Nine Months Ended September 30,

	2006	2005

Fair value per option	$12.24	$16.49

Valuation assumptions
Weighted average expected life (in years)	3.1	3.1
Risk free interest rate	4.3%	3.5%
Expected volatility	21.5%	45.3%
Expected dividend yield	0.0%	0.0%

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

Restricted Stock and Performance Shares

        The fair value of restricted stock and performance share awards (“nonvested shares”) is determined based on the closing price of the Company’s common stock on the day immediately preceding the grant date. The weighted-average grant date fair value of non-vested shares granted during the nine months ended September 30, 2006 and 2005 was $58.60 and $47.93, respectively.

        The following table shows a summary of nonvested shares for the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2006	1.0	$45.16
Granted	0.2	58.60
Vested	(0.2)	41.58
Adjustments	0.1	48.10

Nonvested at September 30, 2006	1.1	48.01

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        As of September 30, 2006, there was $20.6 of total unrecognized compensation cost related to nonvested restricted stock and performance share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

5. RESTRUCTURING CHARGES

        During the third quarter of 2006, the Company recorded net restructuring charges of $1.0 related to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations. Of this amount, $2.4 related to employee severance benefits for approximately 180 employees primarily in administrative and support functions. The Company also recorded a restructuring credit of $1.4 related to occupying a testing facility that had previously been shut down.

6. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill (net of accumulated amortization) for the nine month period ended September 30, 2006 and for the year ended December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005

Balance as of January 1	$1,477.0	$1,300.4
Goodwill acquired during the period	4.0	171.0
Adjustments to goodwill	(7.8)	5.6

Balance at end of period	$1,473.2	$1,477.0

The components of identifiable intangible assets are as follows:

	September 30, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$679.8	$(206.8)	$675.8	$(181.6)
Patents, licenses and technology	89.0	(35.5)	88.5	(28.0)
Non-compete agreements	26.1	(23.6)	25.6	(22.5)
Trade name	100.7	(17.9)	100.7	(12.8)

	$895.6	$(283.8)	$890.6	$(244.9)

        Amortization of intangible assets for the nine month and three month periods ended September 30, 2006 was $39.0 and $13.0, respectively, and $38.3 and $13.1 for the nine month and three month periods ended September 30, 2005, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $12.9 for the remainder of fiscal 2006, $50.3 in fiscal 2007, $47.7 in fiscal 2008, $47.0 in fiscal 2009, $44.3 in fiscal 2010 and $409.6 thereafter.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

7. DEBT

        Short-term borrowings and the current portion of long-term debt at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

Zero coupon convertible subordinated notes	$552.6	$544.4
Current portion of long-term debt	0.1	0.2

Total short-term borrowings and current portion of long term debt	$552.7	$544.6

        Long-term debt at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

Senior notes due 2013	$352.7	$353.0
Senior notes due 2015	250.0	250.0
Other long-term debt	0.4	1.5

Total long-term debt	$603.1	$604.5

Zero-coupon Subordinated Notes

        On September 19, 2006, the Company announced that for the period of September 12, 2006 to March 11, 2007, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 7, 2006, in addition to the continued accrual of the original issue discount.

        On October 2, 2006, the Company announced that its $744 million in zero-coupon subordinated notes due 2021 could be converted into Common Stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the zero-coupon subordinated notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of September 11, 2001 between the Company and The Bank of New York, as trustee and conversion agent.

        In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, Holders must validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2006, through the close of business on the last business day of the calendar quarter, which is 5:00p.m., New York City time, on Friday, December 29, 2006.

Exchange Offer for Zero-coupon Subordinated Notes

        On September 22, 2006, the Company announced that it had commenced an exchange offer related to its zero-coupon subordinated notes due 2021. In the exchange offer, the Company offered to exchange a new series of zero-coupon convertible subordinated notes due September 11, 2021 (the “New Notes”) and an exchange fee of $2.50 per $1,000 aggregate principal amount at maturity for all of the outstanding zero-coupon subordinated notes due 2021.

        The purpose of the exchange offer was to exchange the existing zero-coupon subordinated notes for the New Notes with certain different terms, including the addition of a net share settlement feature. The net share settlement feature will require the Company to satisfy its obligation due upon conversion to holders of the New Notes in cash for a portion of the conversion obligation. In addition, the New Notes provide that the Company will eliminate its option to issue shares in lieu of paying cash if and when the Company repurchases the New Notes at the option of holders.

        On October 23, 2006, the exchange offer expired. Following settlement of the exchange, $741.2 in aggregate principal amount at maturity of the New Notes and $2.6 in aggregate principal amount at maturity of the zero-coupon subordinated notes were outstanding.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Revolving Credit Facility

        There were no balances outstanding on the Company’s revolving credit facility at September 30, 2006 and December 31, 2005. The revolving credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. As of September 30, 2006, the weighted average interest rate on the revolving credit facility was 5.8%. The revolving credit facility contains certain debt covenants which require that the Company maintain certain financial ratios. The Company was in compliance with all covenants at September 30, 2006.

8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

        The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2006.

        The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding

Common shares at December 31, 2005	148.0	(21.5)	126.5
Common stock issued under employee stock plans	2.3	--	2.3
Surrender of restricted stock awards	--	(0.1)	(0.1)
Retirement of common stock	(3.3)	--	(3.3)

Common shares at September 30, 2006	147.0	(21.6)	125.4

Share Repurchase Program

        During the nine months ended September 30, 2006, the Company purchased 3.3 shares of its common stock at a cost of $185.0. As of September 30, 2006, the Company had outstanding authorizations from the Board of Directors to purchase approximately $100.2 of Company common stock.

        On October 24, 2006, the Company announced that the Board of Directors had authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $500.0 of its common stock from time-to-time. This authorization is in addition to the Company’s outstanding authorization of $100.2 as of September 30, 2006.

        On December 7, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 4.8 shares of the Company’s outstanding common stock for an initial purchase price of $52.04 per share. The transaction was financed with borrowings under the Company’s revolving line of credit. The Company used cash on hand and the proceeds of the Senior Notes due 2015 to repay borrowings under the Company’s revolving credit facility. Pursuant to the agreement with the bank, the bank purchased 4.8 shares in the open market over the period ended June 13, 2006. At the end of the purchase period, the Company made a cash payment of $22.9 to the bank to settle its obligation for the purchase price adjustment based on the volume weighted average purchase price of the shares acquired compared to the initial purchase price. Such price adjustment was payable either in cash or common stock at the discretion of the Company. The total cost of the initial purchase was approximately $251.7, including a $1.5 cap premium and $0.2 in commissions and other fees. The shares repurchased under the overnight share repurchase agreement were immediately canceled and returned to the status of authorized but unissued shares.  The Company reduced common stock and additional paid in capital by approximately $0.5 and $251.2, respectively to record the initial purchase price. The forward contract associated with the overnight share repurchase transaction was accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. The $22.9 paid in connection with the price adjustment was recorded as a reduction to additional paid in capital. The diluted net income per share calculation for the nine months ended September 30, 2006 includes the potential shares of common stock that could have been issued to settle the overnight share repurchase transaction.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

9. NEW ACCOUNTING PRONOUNCEMENTS

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

        In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clari?es the accounting for uncertainty in income taxes recognized in an enterprise’s ?nancial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the ?nancial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for ?scal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of FIN 48 on its financial statements.

        In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. However, based on the projected funded status of its defined benefit pension and postretirement medical plans as of December 31, 2006, the Company would be required to decrease its total assets by $44.3, decrease its total liabilities by $6.6 for pension and postretirement medical benefits, which would result in an estimated decrease to shareowners’ equity of approximately $37.7, net of taxes, in the Company’s consolidated balance sheet as of December 31, 2006. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the consolidated financial statements at December 31, 2006.

        In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

10. COMMITMENTS AND CONTINGENCIES

        The Company was an appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case ultimately to the United States Supreme Court. On June 22, 2006, the Supreme Court dismissed the Company’s appeal and the case has been remanded to the District Court for further proceedings including resolution of a related declaratory judgment action initiated by the Company addressing the plaintiffs’ claims for post trial damages. The Company does not expect the resolution of these issues to have a material adverse effect on its financial position, results of operations or liquidity.

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At September 30, 2006 and December 31, 2005, the Company had provided letters of credit aggregating approximately $111.7 and $62.6 respectively, primarily in connection with certain insurance programs and contractual guarantees on obligations under a new customer contract.

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

        During the third quarter of 2006, the Company recorded charges of approximately $0.7, related to the acceleration of the recognition of certain defined benefit plan obligations due to the announced retirement of the Company’s Chief Executive Officer, effective December 31, 2006.

         The effect on operations for both of the defined benefit retirement plans is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Service Cost for benefits earned	$4.2	$3.9	$12.8	$11.8
Interest Cost on benefit obligation	3.7	3.5	10.9	10.4
Expected return on plan assets	(5.3)	(5.5)	(16.0)	(15.8)
Net amortization and deferral	1.1	0.3	3.3	1.0
CEO retirement charge	0.7	--	0.7	--

Defined benefit retirement plan costs	$4.4	$2.2	$11.7	$7.4

        For the nine months ended September 30, 2006, the Company has made no contributions to its defined benefit retirement plan.

        The Company has assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Service Cost for benefits earned	$0.1	$0.2	$0.4	$0.5
Interest Cost on benefit obligation	0.6	0.6	1.7	1.9
Net amortization and deferral	(0.6)	(0.6)	(1.6)	(1.7)
Amortization of actuarial loss	--	0.1	--	0.3

Postretirement benefit expense	$0.1	$0.3	$0.5	$1.0

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,

	2006	2005

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	26.3	19.3
Income taxes, net of refunds	178.8	180.9

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

11.	failure to integrate newly acquired or contractual business and the costs related to such integration;

12.	adverse results in litigation matters;

13.	inability to attract and retain experienced and qualified personnel;

14.	failure to maintain the Company’s days sales outstanding levels;

15.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

16.	failure to develop or acquire licenses for new or improved technologies, or the use of new technologies by customers to perform their own tests;

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

UNITED HEALTHCARE CONTRACT

        On October 3, 2006, the Company announced that it has entered into a new, ten-year agreement with United HealthCare Insurance Company (UnitedHealthcare), effective January 1, 2007. Under the terms of the Agreement, LabCorp will become UnitedHealthcare’s exclusive national laboratory, offering a comprehensive suite of services, and will also work with other regional and local laboratory providers to selectively develop, implement and manage for UnitedHealthcare a series of laboratory networks in selected regions across the United States. As part of this network development and oversight process, LabCorp will assume responsibility for managing the Oxford Health Plans laboratory network located in the greater New York metropolitan region effective January 1, 2007. Also effective January 1, 2007, LabCorp will become the exclusive national capitated UnitedHealthcare laboratory provider for the HMO benefit plans of PacifiCare of Colorado, Neighborhood Health Partnership in Florida, and Mid Atlantic Medical Services, L.L.C. (MAMSI) in Maryland and Virginia, and will remain the exclusive provider for HMO benefit plans for PacifiCare of Arizona. Over a period of several years, LabCorp will continue to perform more of UnitedHealthcare’s testing. During the first three years of the ten-year agreement, LabCorp has committed to reimburse UnitedHealthcare up to $200 million for transition costs related to developing an expanded network in the Oxford, MAMSI and Neighborhood Health Partnership markets, as well as in California and Colorado.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended September 30, 2006 compared with three months ended September 30, 2005

        Net sales for the three months ended September 30, 2006 were $909.9, an increase of $57.0, or approximately 6.7%, from $852.9 for the comparable 2005 period. The sales increase is a result of an increase of approximately 3.2% in accession volume (primarily volume growth in genomic and esoteric testing of 6.1% and 2.4% in the routine testing business) and 3.5% in price. The improvement in pricing is a result of several factors, including our emphasis on pricing discipline and a continued shift in the Company’s test mix in core, genomic and esoteric testing.

        Cost of sales, which includes primarily laboratory and distribution costs, was $525.0 for the three months ended September 30, 2006 compared to $498.3 in the corresponding 2005 period, an increase of $26.7, or 5.4%. The increase in cost of sales is primarily the result of increased volume and higher costs in genomic and esoteric testing. Cost of sales as a percentage of net sales was 57.7% for the three months ended September 30, 2006 and 58.4% in the corresponding 2005 period.

        Selling, general and administrative expenses increased to $194.9 for the three months ended September 30, 2006 from $179.9 in the same period in 2005. As a percentage of net sales, selling, general and administrative expenses were 21.4% and 21.1% for the three months ended September 30, 2006 and 2005, respectively. This increase in selling, general and administrative expenses as a percentage of net sales is primarily the result of the Company’s adoption of SFAS 123(R) during the first quarter of 2006, which required the Company to record compensation expense of $5.6 related to its stock option and stock purchase plans. During the third quarter of 2006, the Company recorded charges of approximately $4.6, primarily related to the acceleration of the recognition of stock compensation due to the announced retirement of the Company’s Chief Executive Officer, effective December 31, 2006. These increases were partially offset by a reduction in the Company’s effective bad debt expense rate.

        The amortization of intangibles and other assets was $13.0 and $13.1 for the three months ended September 30, 2006 and 2005, respectively.

        During the three months ended September 30, 2006, the Company recorded net restructuring charges of $1.0 relating to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations. During the three months ended September 30, 2005, the Company recorded restructuring and other special charges of $10.0, in connection with the integration of US Pathology Labs, Inc. and Subsidiaries (“US LABS”) and Esoterix, Inc. (“Esoterix”) as well as losses realized as a result of Hurricane Katrina. The $10.0 was comprised of approximately $8.8 related to integration costs of actions that impact the Company’s existing employees and operations and a special charge of approximately $1.2 related to forgiveness of amounts owed by patients and clients in the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

        Interest expense was $11.9 for the three months ended September 30, 2006 compared with $8.4 for the same period in 2005. The increase in interest expense is the result of interest on the Company’s 5.625% Senior Notes which were issued in December 2005.

        Income from investments in joint venture partnerships was $16.3 for the three months ended September 30, 2006 compared with $13.8 for the same period in 2005. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 40.1% for the three months ended September 30, 2006 compared to 39.8% for the three months ended September 30, 2005. The effective tax rate in 2005 was favorably impacted by a deduction for certain dividends received in 2005.

Nine months ended September 30, 2006 compared with nine months ended September 30, 2005.

        Net sales for the nine months ended September 30, 2006 were $2,692.2, an increase of $186.9, or 7.5%, from $2,505.3 for the same period in 2005. The sales increase is a result of an increase of approximately 3.1% in accession volume (primarily volume growth in genomic and esoteric testing of 8.9% and 1.8% in the routine testing business). Price also contributed by increasing 4.2% during the first nine months. The improvement in pricing is a result of several factors, including our emphasis on pricing discipline, a continued shift in the Company’s test mix in core, genomic and esoteric testing, and the acquisition of Esoterix in May 2005.

        Cost of sales, which includes primarily laboratory and distribution costs, was $1,541.8 for the nine months ended September 30, 2006 compared to $1,447.5 for the same period of 2005, an increase of $94.3, or 6.5%. The increase in cost of sales is primarily the result of increased volume and higher costs in genomic and esoteric testing and the acquisition discussed above. Cost of sales as a percentage of net sales was 57.3% for the nine months ended September 30, 2006 and 57.8% for the same period in 2005.

        Selling, general and administrative expenses increased to $576.0 for the nine months ended September 30, 2006 from $527.2 for the same period in 2005. As a percentage of net sales, selling, general and administrative expenses were 21.4% and 21.0% for the nine months ended September 30, 2006 and 2005, respectively. This increase in selling, general and administrative expenses as a percentage of net sales is primarily the result of the Company’s adoption of SFAS 123(R) during the first quarter of 2006, which required the Company to record compensation expense of $16.9 related to its stock option and stock purchase plans. During the third quarter of 2006, the Company recorded charges of approximately $4.6, primarily related to the acceleration of the recognition of stock compensation due to the announced retirement of the Company’s Chief Executive Officer, effective December 31, 2006. These increases were partially offset by a reduction in the Company’s effective bad debt expense rate.

        The amortization of intangibles and other assets was $39.0 and $38.3 for the nine months ended September 30, 2006 and 2005. The increase in the amortization expense for the nine months ended September 30, 2006 is primarily a result of business acquisitions.

        During the nine months ended September 30, 2006, the Company recorded net restructuring charges of $1.0 relating to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations. During the nine months ended September 30, 2005, the Company recorded restructuring and other special charges of $10.0, in connection with the integration of US LABS and Esoterix as well as losses realized as a result of Hurricane Katrina. The $10.0 was comprised of approximately $8.8 related to integration costs of actions that impact the Company’s existing employees and operations and a special charge of approximately $1.2 related to forgiveness of amounts owed by patients and clients in the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

        The investment loss of $3.1 in 2005 relates to a write-off of the value of warrants to purchase common stock of Exact Sciences Corporation (“Exact”), which were obtained as part of the Company’s licensing agreement for Exact’s PreGen Plus technology in 2002. The original term of the warrants expired in June 2005.

        Interest expense was $35.4 for the nine months ended September 30, 2006 compared with $25.5 for the same period in 2005. The increase in interest expense is the result of interest on the Company’s 5.625% Senior Notes which were issued in December 2005.

        Income from investments in joint venture partnerships was $49.6 for the nine months ended September 30, 2006 compared with $41.4 for the same period in 2005. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 40.5% for the nine months ended September 30, 2006 compared to 40.1% for the nine months ended September 30, 2005. The effective tax rate was favorably impacted by a deduction for certain dividends received in 2005.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

        Net cash provided by operating activities was $462.1 and $413.0 for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash flows primarily resulted from strong cash collections relative to the increase in net earnings.

        Capital expenditures were $67.8 and $71.4 at September 30, 2006 and 2005, respectively. The Company expects total capital expenditures of approximately $90.0 to $100.0 in 2006. These expenditures are intended to support the Company’s strategic initiatives centered around managed care, scientific differentiation and customer retention. In addition, the Company continues to make important investments in information technology connectivity with its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving credit facilities.

        During the fourth quarter of 2006, the Company expects to incur pre-tax operating expenses in the range of $14.0 to $18.0 associated with a new customer contract which will become effective January 1, 2007. In addition, the Company expects additional capital expenditures in the range of $15.0 to $20.0 and has provided a $50.0 letter of credit as required in this agreement, as security for the Company’s contingent obligation to reimburse this customer up to $200 in transitional costs during the first three years of the contract.

        During the nine months ended September 30, 2006, the Company repurchased $185.0 of stock representing 3.3 shares. As of September 30, 2006, the Company had outstanding authorizations to purchase approximately $100.2 of Company common stock.

        On October 24, 2006, the Company announced that the Board of Directors had authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $500.0 of its common stock from time-to-time. This authorization is in addition to the Company’s outstanding authorization of $100.2 as of September 30, 2006.

        Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

Zero-coupon Subordinated Notes

        On September 19, 2006, the Company announced that for the period of September 12, 2006 to March 11, 2007, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 7, 2006, in addition to the continued accrual of the original issue discount.

        On October 2, 2006, the Company announced that its $744 million in zero-coupon subordinated notes due 2021 could be converted into Common Stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the zero-coupon subordinated notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of September 11, 2001 between the Company and The Bank of New York, as trustee and conversion agent.

        In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, Holders must validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2006, through the close of business on the last business day of the calendar quarter, which is 5:00p.m., New York City time, on Friday, December 29, 2006.

Exchange Offer for Zero-coupon Subordinated Notes

        On September 22, 2006, the Company announced that it had commenced an exchange offer related to its zero-coupon subordinated notes due 2021. In the exchange offer, the Company offered to exchange a new series of zero-coupon convertible subordinated notes due September 11, 2021 (the “New Notes”) and an exchange fee of $2.50 per $1,000 aggregate principal amount at maturity for all of the outstanding zero-coupon subordinated notes due 2021.

        The purpose of the exchange offer was to exchange the existing zero-coupon subordinated notes for the New Notes with certain different terms, including the addition of a net share settlement feature. The net share settlement feature will require the Company to satisfy its obligation due upon conversion to holders of the New Notes in cash for a portion of the conversion obligation. In addition, the New Notes provide that the Company will eliminate its option to issue shares in lieu of paying cash if and when the Company repurchases the New Notes at the option of holders.

        On October 23, 2006, the exchange offer expired. Following settlement of the exchange, $741.2 in aggregate principal amount at maturity of the New Notes and $2.6 in aggregate principal amount at maturity of the zero-coupon subordinated notes were outstanding.

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

        Based upon independent appraisals, these embedded derivatives had no fair value at September 30, 2006.

ITEM 4. Controls and Procedures

        As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2006.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings See Note 10 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006, which is incorporated by reference.

Item 1A	Risk Factors

Information regarding risk factors appears in Part I — Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

        As of September 30, 2006, the Company had outstanding authorizations from the Board of Directors to purchase approximately $100.2 of Company common stock.

        On October 24, 2006, the Company announced that the Board of Directors had authorized a new stock repurchase program under which the Company may purchase up to an aggregate of $500.0 of its common stock from time-to-time. This authorization is in addition to the Company’s outstanding authorization of $100.2 as of September 30, 2006.

Item 6.	Exhibits

(a)	Exhibits
4.1

-            Indenture, dated as of October 23, 2006, between the Company and The Bank of New York, as trustee, including the Form of Global Note attached              as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2006)

10.1	- Consulting Agreement between Thomas P. Mac Mahon and the Company dated July 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2006)
10.2*	- Amendment No. 1, dated as of September 21, 2006, to the Company's Credit Agreement dated January 13, 2005 among the Company, the Lenders, and Credit Suisse, as administrative agent
12.1*	- Ratio of earnings to fixed charges
31.1*	- Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	- Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	- Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

November 2, 2006