Form 10-K
period 2006-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2007-02-27
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.8 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 122.4 million shares as of February 21, 2007.

(2)

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the Registrant's Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December, 31, 2006 are incorporated by reference into Part III.

Index

Page

Part I

Item 1.	Business	4
	The Clinical Laboratory Testing Industry	4
	Effect of Market Changes on the Clinical Laboratory Industry	5
	Company Strategy	6
	Laboratory Testing Operations and Services	7
	Testing Services	8
	Clients	10
	Payers	11
	Investments in Joint Venture Partnerships	11
	Sales and Marketing and Client Service	12
	Information Systems	12
	Billing	12
	Quality Assurance	13
	Employees	14
	Regulation and Reimbursement	14
	Compliance Program	21
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30

Part II

Part III

Item 10.	Directors and Executive Officers of the Registrant	49
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions	50
Item 14.	Principal Accountant Fees and Services	50

Part IV

Item 15.	Exhibits and Financial Statement Schedules	51

(3)

PART I

Item 1. BUSINESS

        Laboratory Corporation of America Holdings and its subsidiaries (the “Company”), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2006 net revenues. Since the Company’s founding in 1971, it has grown into a national network of 36 primary laboratories and over 1,700 service sites, consisting of branches, patient service centers and STAT laboratories (which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately). Through its national network of laboratories, the Company offers a broad range of clinical laboratory tests which are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty testing businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

        With over 25,000 employees, the Company processes tests on more than 370,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico and three provinces in Canada. Its clients include physicians, hospitals, managed care organizations, governmental agencies, large employers, and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company’s tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition. The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, Pap tests, HIV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in each of its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours. In addition, the Company provides specialty testing services in the areas of allergy, clinical trials, diagnostic genetics, identity, infectious disease, oncology and occupational testing.

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

The Clinical Laboratory Testing Industry

        Laboratory tests and procedures are used generally by hospitals, physicians and other health care providers and commercial clients to assist in the diagnosis, evaluation, detection, therapy selection, monitoring and treatment of diseases and other medical conditions through the examination of substances in the blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical pathology testing, which is performed on body fluids including blood, or anatomical pathology testing, which is performed on histologic or cytologic samples (e.g., tissue and other samples, including

(4)

human cells). Clinical and anatomical pathology procedures are frequently ordered as part of regular physician office visits and hospital admissions in connection with the diagnosis and treatment of illnesses. Certain of these tests and procedures are used as tools in the diagnosis and management of a wide variety of medical conditions such as cancer, AIDS, endocrine disorders, cardiac disorders and genetic disease.

        The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company. The Company believes that in 2006 the entire United States clinical laboratory testing industry had estimated revenues of approximately $40-50 billion; approximately 54% of such revenues were attributable to hospital-affiliated laboratories, approximately 41% were attributable to independent clinical laboratories and others, and approximately 5% were attributable to physicians in their offices and laboratories. The Centers for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services (“HHS”) has estimated that in 2006 there were approximately 5,200 independent clinical laboratories in the United States.

        The clinical laboratory business is intensely competitive. There are presently two national independent clinical laboratories: the Company and Quest Diagnostics Incorporated (“Quest”), which had approximately $6.3 billion in revenues from clinical laboratory testing in 2006. In addition to Quest, the Company competes with many smaller independent clinical and anatomical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that health care providers in selecting a laboratory often use the following factors, among others:

•	accuracy, timeliness and consistency in reporting test results;

•	reputation of the laboratory in the medical community;

•	service capability and convenience offered by the laboratory;

•	number and type of tests performed;

•	connectivity solutions offered; and

•	pricing of the laboratory’s test services.

        The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies to improve its competitive position.

        The Company believes that consolidation will continue in the clinical laboratory testing business. In addition, the Company believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of external factors including cost efficiencies afforded by large-scale automated testing, Medicare reimbursement reductions and the growth of managed health care entities which require cost efficient testing services and large service networks. In addition, legal restrictions on physician referrals and their ownership of laboratories as well as increased regulation of laboratories are expected to contribute to the continuing consolidation of the industry.

Effect of Market Changes on the Clinical Laboratory Business

        Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector and consolidation of managed care companies present various challenges and opportunities to the Company and other independent clinical laboratories. During 2006, the Company signed a ten-year agreement with UnitedHealthcare to become its exclusive national laboratory.. This agreement represents an industry first in terms of its length and exclusivity at a national level. Managed care organizations typically contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories; therefore, the Company’s ability to attract and retain managed care clients will be critical. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a

(5)

per member, per month payment to pay for all authorized laboratory tests ordered during the month by the physician for the members, regardless of the number or cost of the tests actually performed. The Company makes significant efforts to ensure that esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) are excluded from capitated arrangements and therefore paid for separately by the managed care organization. Capitated payment contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2006, such capitated contracts accounted for approximately $144.0 million or 4.0% of the Company’s net sales.

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

        Despite the potential market changes discussed above, the Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including increased knowledge of the human genome leading to an enhanced appreciation of the value of gene-based diagnostic assays and the development of new therapeutics that have a “companion diagnostic” to help identify the sub-set of the population for whom it is effective or who may suffer adverse events.

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

Company Strategy

        The Company’s strategic plan focuses on three critical priorities that provide maximum opportunity for continued growth and profitability. They are scientific differentiation, managed care and customer service.

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

        The Company’s acquisitions of DIANON Systems, Inc. (“DIANON”) in 2003 and US Pathology Labs, Inc. (“US LABS”) and Esoterix, Inc. (“Esoterix”) in 2005 position the Company as the leading provider of cancer and specialty testing in the United States. These companies are recognized by physicians, managed care companies and other customers as leading providers of a wide range of anatomic pathology testing services, with particular strength in uropathology, dermatopathology, GI pathology and hematopathology.

        As the promise of genomic medicine begins to be fulfilled with the introduction of new therapeutics

(6)

that have associated “companion” diagnostics to identify targeted or “at-risk” subsets of the population, guide dosing strategies, etc., the Company is well positioned to continue to leverage its position as the scientific leader in the clinical laboratory industry. With broad scientific expertise and clinical trials capabilities, the Company can provide assistance in the development and validation of these companion diagnostics as well as a national infrastructure to allow them to be broadly used within the market.

        Managed Care

        Strong managed care partnerships are key to the Company, both to secure appropriate payment for our services and as distribution channels for the Company’s new and existing products. As such, they also contribute to the establishment and implementation of our scientific leadership priorities. The Company has devoted substantial business and scientific resources to our managed care customers to ensure that it is providing this growing segment with the creative solutions and quality services that they expect. By working in conjunction with academic partners (e.g. the University of Washington) and increasingly in partnership with the American Clinical Laboratory Association (“ACLA”), the Company has worked to develop models and approaches to better communicate the economic and social benefits of advanced laboratory testing.

        The Company has also worked to develop deeper relationships with managed care companies around the provision and analysis of laboratory data. The Company provides managed care companies access to LabCorp DataLink, a “self-service” on-line tool that allows managed care companies to analyze data on their enrollees nationwide. The Company has also developed numerous data sharing arrangements with managed care companies to support their efforts in disease management and other initiatives focused on improving care and decreasing costs.

        The Company’s growing national presence provides a number of significant benefits and it intends to maintain and continue to build this presence. The Company’s national network enables it to provide high-quality services to physicians, hospitals, managed care organizations and other customers across the United States. The Company’s managed care contracts with Aetna, Cigna, Humana, UnitedHealthcare, and Wellpoint demonstrate the importance of being able to deliver services on a nationwide basis, and was a factor in the selection of the Company as the exclusive national laboratory for UnitedHealthcare. Since the signing of the UnitedHealthcare contract, the Company has expanded its national network by adding over 400 new patient service centers. The Company’s scale also provides it with significant cost structure advantages, particularly related to supply and other operating costs.

        Customer Service

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

        The Company offers a variety of connectivity solutions including eLabCorp, a web-based connectivity solution that integrates easily with a wide variety of existing electronic medical records and practice management systems, allowing physicians to access the web for testing services without changing the computer systems they use for the rest of their practice needs. As part of its committment to expand patient access in the fourth quarter of 2006, the Company entered a partnership with Duane Reade, Inc. (“Duane Reade”) to locate patient service centers in certain Duane Reade drugstores in the New York metropolitan area. The addition of these new access points will continue to make LabCorp the most convenient laboratory for doctors and their patients.

Laboratory Testing Operations and Services

        The Company has a national network of primary laboratories, branches, patient service centers and STAT laboratories. A branch is a central facility which collects specimens in a region for shipment to one of the Company’s laboratories for testing. A branch also is frequently used as a base for sales and

(7)

distribution staff. Generally, a patient service center is a facility maintained by the Company to serve the patients of physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company’s in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company’s primary testing facilities for testing. Some of the Company’s patient service centers also function as STAT labs, which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client or transcribed by a Company patient service technician from a client order, indicate the tests to be performed and provide the necessary billing information.

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

Testing Services

        Routine Testing

        The Company offers a broad range of clinical laboratory tests and procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or to search for an otherwise undiagnosed condition. The most frequently requested tests include blood chemistry analyses, thyroid tests, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures and alcohol and other substance-abuse tests. These routine procedures are most often used by physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish an in-house laboratory to perform some of the tests.

        The Company performs this core group of routine tests in each of its primary laboratories, which constitutes a majority of the testing performed by the Company. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

        Specialty Testing

        While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized in nature. One of the growth strategies of the Company is the continued expansion of its specialty testing businesses, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty testing businesses serve two market segments: (i) markets which are not typically served by the clinical testing laboratory; and (ii) markets which are served by the clinical testing laboratory and offer the possibility of adding related services (such as clinical trials or occupational drug testing) from the same supplier. The Company’s research and development group continually seeks new and improved technologies for early diagnosis. For example, the Company’s Center for Molecular Biology and Pathology (“CMBP”) is a leader in molecular diagnostics and polymerase chain reaction (“PCR”) technologies, which are often able to provide earlier and more reliable information regarding HIV, genetic diseases, cancer and many other viral and bacterial diseases. In August 2000, the Company acquired Los Angeles-based National Genetics Institute, Inc. (NGI), a leader in the development of PCR assays for Hepatitis C (HCV). In June 2001, the Company acquired Minneapolis-based Viro-Med Laboratories, Inc., which offers molecular microbial testing using real time PCR platforms. In January 2003, the Company acquired Stratford-based DIANON Systems, Inc. a leader in anatomic pathology testing. In February 2005, the Company acquired Irvine-

(8)

based US LABS, a leader in anatomic pathology and oncology testing services. In May 2005, the Company acquired Austin-based Esoterix, a leading provider of specialty reference testing. In November 2006, the Company acquired Litholink Corporation (“Litholink”), a nationally-recognized kidney stone analysis laboratory known for its extensive stone management program. Management believes these technologies may represent a significant savings to the healthcare system by increasing the detection of early stage (treatable) diseases. The following are specialty testing businesses in which the Company offers testing and related services:

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

Identity Testing. The Company provides forensic identity testing used in connection with criminal proceedings and parentage evaluation services which are used to assist in the resolution of disputed parentage in child support litigation. Parentage testing involves the evaluation of immunological and genetic markers in specimens obtained from the child, the mother and the alleged father. Management believes the Company is now the largest provider of identity testing services in the United States.

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

        The specialized testing services noted above, as well as other complex procedures, are sent to designated facilities where the Company has concentrated the people, instruments and related resources for performing these procedures so that quality and efficiency can be most effectively monitored. CMBP, NGI, Viro-Med, Dianon, US LABS and Esoterix also specialize in new test development and related education and training.

         Development of New Tests

        Advances in medicine have begun to fundamentally change diagnostic testing, and new tests are allowing clinical laboratories to provide unprecedented amounts of health-related information to physicians and patients. Significant new tests introduced over the past several years include a gene-based test for human papillomavirus as well as tests for HIV phenotyping and cystic fibrosis. As science continues to advance, the Company expects new testing technologies to emerge; therefore, it intends to continue to invest in advanced testing capabilities so that it can remain on the cutting edge of clinical

(9)

laboratory testing. The Company has added, and expects to continue to add, new testing technologies and capabilities through a combination of internal development initiatives, technology licensing and partnership transactions and selected business acquisitions. Through its national sales force, the Company rapidly introduces new testing technologies to physician customers. This differentiation is important in the retention and growth of business.

        In 2006, the Company continued its long-standing tradition of scientific vision and leadership with the introduction of more than 40 significant test menu and automation enhancements. The Company’s focus is specifically in areas where novel diagnostic assays provide actionable results for unmet clinical needs.

        In 2006, the Company introduced 6 new companion diagnostic tests, providing clinicians with innovative ways to avoid adverse drug reactions in their patients. These tests are particularly important for patients taking the blood thinner warfarin, patients with colorectal cancer and children with leukemia.

        The Company continued its industry leadership in gene-based and esoteric testing, generating $1.2 billion in revenue, and growing at more than 10 percent. The Company has pioneered a cheek swab format for most genetic tests, making them easier to perform and sparing patients the necessity of blood draws. The Company already offers a highly sensitive and specific genetic test to detect carriers of the mutation that causes Fragile X, as well as detecting affected individuals and patients with mosaicism. The Company also introduced other test menuenhancements in newer areas such as infertility, epilepsy, coagulation and hemoglobinopathies.

        The Company continued to expand its capabilities in mass spectrometry, highlighted by an Endocrine Sciences menu of 18 novel assays. Additionally, the Company’s programs in biochemical genetics, oncology and therapeutic drug monitoring take advantage of its mass spectrometry capabilities at both its major North Carolina labs, the Center for Esoteric Testing and the CMBP.

        The Company’s Esoterix facility, Cytometry Associates, developed a novel ZAP-70 assay for patients with chronic lymphocytic leukemia, assisting clinicians in determining the appropriate therapies for patients with this disorder.

        Continuing the Company’s leadership in scientific innovation, on February 13, 2007, the Company announced a groundbreaking partnership with ARCA Discovery to commercialize a companion diagnostic for the first cardiovascular personalized medicine, Bucindolol, a genetically-targeted beta-blocker. The new test will identify patients more likely to have an adverse drug event, as well as patients more likely to have a positive response to the drug. This agreement represents an exciting new model for the drug development industry and demonstrates the Company’s commitment to both companion diagnostics and cardiovascular medicine.

Clients

        The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2006, no client or group of clients under the same contract accounted for more than six percent of the Company’s net sales. The primary client groups serviced by the Company include:

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

         Managed Care Organizations

        The Company serves many managed care organizations. These organizations typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. The majority of the Company’s managed care testing is negotiated on a fee-for-service basis. Testing is sometimes reimbursed on a capitated basis for managed care organizations. Under a capitated payment contract, the Company agrees to perform certain laboratory tests during a given month for which the managed care organization agrees to pay a flat monthly fee for each covered member. The tests covered under agreements of this type are negotiated for each contract, but usually include routine tests and exclude highly specialized tests. Many of the national and large regional managed care organizations prefer to use large independent clinical labs such as the Company because they can monitor service and performance on a national basis.

         Other Institutions

        The Company serves other institutions, including governmental agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company’s testing capabilities. The institutions typically pay on a negotiated fee-for-service basis.

Payers

        Most testing services are billed to a party other than the physician or other authorized person who ordered the test. In addition, tests performed by a single physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Payers other than the direct patient include, among others, insurance companies, managed care organizations, Medicare and Medicaid. For the year ended December 31, 2006, accessions (based on the total volume of accessions) and average revenue per accession by payer are as follows:

	Accession Volume as	Revenue
	a % of Total	per Accession

Private Patients	2.3%	$ 148.91
Medicare, Medicaid and other	20.0%	$ 40.11
Commercial Clients	34.4%	$ 29.30
Managed Care	43.3%	$ 37.01

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

(11)

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

Sales and Marketing and Client Service

        The Company offers its services through a sales force focused on serving the specific needs of customers in different market segments. These market segments generally include Specialty Cancer, Hospitals and Primary Care. The Company’s sales force is compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual’s qualifications, performance and responsibilities. Commissions are primarily based upon the individual’s ability to generate new business for the Company from new and existing customers.

        The Company also employs regional managers of business development and key account executives (“KAEs”) to interact with clients on an ongoing basis. KAEs monitor the status of the services being provided to clients, act as problem-solvers, provide information on new testing developments and serve as the client’s regular point of contact with the Company. KAEs are compensated through a combination of salaries, bonuses and commissions commensurate with each individual’s qualifications, performance and responsibilities.

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

        The Company competes primarily on the basis of the quality of its testing, innovation of its products and services, and convenience of its comprehensive test menu and access points throughout the nation.

Information Systems

        The Company has developed and implemented management information systems that support the operations of the company as well as strategically position the Company for long term growth in light of evolving market trends around the utilization of laboratory data by our customers.

        The Company benefits from having a common laboratory system and a common billing system, which are both maintained in Burlington, North Carolina. With approximately 89% of the Company’s revenue processed by these systems, this centralized IS platform provides tremendous operational efficiencies for the Company. It also represents a valuable data platform that allows the Company to provide consistent, structured, and standardized laboratory results to our customers. The Company believes that this standardized laboratory data will be even more important and valuable to our customers as they continue to develop and refine disease management tools and capabilities that provide improved care and reduced costs.

        The creation of new Regional Health Information Organizations (“RHIOs”) throughout the country and the continued evolution of federally funded programs such as the Office of the National Coorrdinator for Health Information Technology (“ONCHIT”) also speak to a broader trend around the utilization of health care data by new entities. The Company’s data platform positions it well to participate in these initiatives and others as they evolve.

Billing

        Billing for laboratory services is a complicated process involving many different payers such as doctors, patients, insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. In addition, billing process arrangements with third-party administrators and disputes regarding responsible party further complicate the billing process.

(12)

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

        In addition to the non-credit issues, another component of the Company’s bad debt expense is related to accounts receivable from patients. This portion of the Company’s bad debt expense is from the patient’s unwillingness or inability to pay. The Company also remains focused on process initiatives to reduce the negative impact of patient accounts receivable by:

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

        External Proficiency/Accreditations. The Company participates in numerous externally-administered, blind quality surveillance programs, including the CAP program. The blind programs supplement all other quality assurance procedures and give Company management the opportunity to review the

(13)

Company’s technical and service performance from the client’s perspective.

        Internal Quality Control. The Company regularly performs internal quality control testing by running quality control samples with known values at the same time as patient samples submitted for testing. All quality control sample test results are entered into the Company’s national laboratory computer, which connects the Company’s facilities nationwide to a common on-line quality control database. This system helps technologists and technicians check quality control values and requires further prompt verification if any quality control value is out of range. The Company has an extensive, internally administered program of blind sample proficiency testing (i.e., the testing laboratory does not know the sample being tested is a quality control sample). As part of this program the Company’s locations receive specimens from the Company’s Quality Assurance and Corporate Technical Services departments for analysis.

        The CAP accreditation program involves both on-site inspections of the laboratory and participation in CAP’s proficiency testing program for all categories in which the laboratory is accredited by CAP. CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. CAP has been accredited by CMS to inspect clinical laboratories to determine adherence to the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 standards. A laboratory’s receipt of accreditation by CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. All of the Company’s major laboratories are accredited by CAP.

        The Company’s forensic crime laboratory, located at Research Triangle Park, NC, is accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board (“ASCLD/LAB”) in the category of DNA testing. Under the Crime Laboratory Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant, and security and personnel safety procedures meet stringent quality standards. The Company is one of 327 ASCLD accredited crime laboratories worldwide and is one of only 17 private crime laboratories holding the accreditation. Accreditation is granted for a period of five years provided that a laboratory continues to meet the standards during that period.

Employees

        As of February 13, 2007, the Company had over 25,000 full-time equivalent employees. Subsidiaries of the Company have three collective bargaining agreements which cover approximately 716 employees. The Company believes its overall relations with its employees are good.

Regulation and Reimbursement

         General

        The clinical laboratory industry is subject to significant governmental regulation at the federal, state and local levels. As described below, these regulations concern licensure and operation of clinical laboratories, payment for laboratory services, health care fraud and abuse, security and confidentiality of health information, quality, and environmental and occupational safety.

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

        Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as either “high complexity”, “moderate complexity”, or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined

(14)

by the Food and Drug Administration to have a low potential for error and requiring little or no oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. All major and many smaller Company facilities hold CLIA certificates to perform high complexity testing. The Company’s remaining smaller testing sites hold CLIA certificates to perform moderate complexity testing or a certificate of waiver. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a license, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on the Company.

        The Food and Drug Administration (“FDA”) recently issued Draft Guidance for Industry, Clinical Laboratories, and FDA Staff: In Vitro Diagnostic Multivariate Index Assays (“the Draft Guidance”). The Draft Guidance announces that devices deemed In Vitro Diagnostic Multivariate Index Assays (“IVDMIAs”) are Class II or Class III devices requiring, among other things, preclearance or premarket approval from FDA. This guidance would change in the agency’s historical practice regarding laboratory use of laboratory-developed tests. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and laboratory developed tests. The outcome and ultimate impact of such proposals on the business is impossible to predict at this time.

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

         Payment for Clinical Laboratory Services

        In 2006 and 2005, the Company derived approximately 20% of its net sales from tests performed for beneficiaries of the Medicare and Medicaid programs. In addition, the Company’s other business depends significantly on continued participation in these programs and in other government healthcare programs, because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

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

        Payment under the fee schedule has been limited from year to year by Congressional action, including imposition of national limitation amounts and freezes on the otherwise applicable annual Consumer Price Index (“CPI”) updates. For most diagnostic lab tests, the national limitation is now 74% of the national median of all local fee schedules established for each test. Under a provision of the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), the cap is set at 100% of the median for tests performed after January 1, 2001 that the Secretary determines are new tests for which no limitation amount has previously been established.

        Following a five year freeze on CPI updates to the clinical lab fee schedule, there was a 1.19%

(15)

increase in the fee schedule in 2003. However, in late 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) again imposed a freeze in the CPI update of the clinical lab fee schedule for 2004 through 2008.

        Separate from clinical diagnostic laboratory services, which generally are reimbursed under the Medicare laboratory fee schedule, many pathology services are reimbursed under the Medicare physician fee schedule. The physician fee schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The physician fee schedule also is subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor resulted in significant decreases in payment for most physician services in 2003. However, Congress intervened and the conversion factor was increased for the period March 1, 2003 through December 31, 2003. Continued decreases were predicted for the next several years, but Congress again intervened and pursuant to a provision in the MMA, the conversion factor was increased 1.5% in 2004 and 2005. Facing yet another expected decrease in 2006, Congress mandated a freeze in the conversion factor so that it remains the same as it was in 2005, but decreases are expected in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to mandate freezes or increases each year.

        The MMA also included a provision requiring CMS to conduct a demonstration program on using competitive acquisition for clinical lab tests that are furnished without a face-to-face encounter between the individual and the entity performing the test, to determine whether competitive bidding can be used to provide lab services at reduced cost to Medicare while continuing to maintain quality and access to care. In August 2005, CMS held a forum at which its proposal for a competitive bidding demonstration project was presented to representatives of the lab industry, and comments were solicited. The competitive acquisition program has not yet been implemented. Widespread use of competitive acquisition, if implemented for clinical lab services, could have a significant effect on the clinical laboratory industry and the Company. In addition, some States have initiated efforts to establish competitive bidding processes for the provision of laboratory services under the State Medicaid program.

        Because a significant portion of the Company’s costs are relatively fixed, Medicare, Medicaid and other government program payment reductions have a direct adverse affect on the Company’s net earnings and cash flows, but the Company cannot predict whether changes that will result in such reductions will be implemented.

        Congressional action in 1997 required HHS to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, replacing local Medicare coverage policies which varied around the country. Since the final rules generally became effective in 2002, the use of uniform policies has improved the Company’s ability to obtain necessary billing information in some cases, but Medicare, Medicaid and private payer diagnosis code requirements continue to negatively impact the Company’s ability to be paid for some of these tests it performs. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

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

(16)

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

        The Company’s HIPAA project plan has three phases: (i) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance; (ii) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance; and (iii) testing and validation.

        The Privacy Rule regulates the use and disclosure of protected health information (“PHI”) by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. Additionally, it requires covered entities to implement certain administrative requirements, such as designating a privacy officer, drafting and implementing privacy policies and procedures, and training workforce members. The Company believes that it is in compliance with the HIPAA Privacy Rule in all material respects.

        The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. Covered entities were required to be in compliance with the HIPAA Security Standard as of April 21, 2005. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Twenty-two are “addressable.” Some of the Security Standards are technical in nature and are addressed through policies and procedures for using information systems. The Company believes that it is in compliance with the HIPAA Security Standards in all material respects.

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

        The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for health care providers. The purpose of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. The CMS has begun issuing NPI numbers to HIPAA-covered entities in preparation for the required compliance date of May 23, 2007. CMS has stated that all HIPAA-covered health care providers, whether they are individuals or organizations, must obtain a National Provider Identifier (“NPI”) for use to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number (“UPIN”) — as well as other previously assigned provider numbers by payers and other entities — for the purpose of identifying providers in standard electronic transactions.

        The Company is within the remediation/implementation phase of the HIPAA NPI requirements, and has applied for or will apply for and obtain NPIs on behalf of the Company, its subsidiaries and relevant subparts to meet the needs of its trading partners. The Company is also actively soliciting the NPIs of its ordering provider clients to the extent they are needed in transactions submitted by the Company, and is making the changes to Company systems that will be necessary for NPI utilization in transactions. The Company recognizes that successful implementation of the NPI requirements will require significant cooperation among trading partners. Due to the current status of industry readiness for NPI implementation on the May 23, 2007 compliance date as reported by the National Committee on Vital and Health Statistics (“NCVHS”), the Company has joined many other organizations in requesting that CMS establish a contingency plan for NPI implementation similar to the contingency plan previously established for transactions.

        In addition to the federal HIPAA regulations described above, there are a number of state laws

(17)

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

         Fraud and Abuse Laws and Regulations

        Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS’ Office of the Inspector General (“OIG”), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government’s enforcement efforts have been increasing, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of: a program to coordinate federal, state and local law enforcement programs; a program to conduct greater numbers of investigations, audits and inspections relating to payment for health care items and services; and a federal anti-fraud and abuse account for enforcement efforts, funded through collection of penalties and fines for violations of the health care anti-fraud and abuse laws. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for state Medicaid agencies to adopt false claim act provisions similar to the federal False Claims Act. The Act also established a new Medicaid Integrity Program, which parallels the existing federal Medicare Integrity Program.

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

        Another issue the OIG is concerned about involves the provision of discounts on laboratory services billed to customers in return for the referral of more lucrative federal health care program business. In a

(18)

1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on non-federal health care program laboratory tests might violate the antikickback statute. The OIG reasoned that the laboratory could be viewed as providing such discounts to the physician in exchange for referrals by the physician of business to be billed by the laboratory to Medicare at non-discounted rates. The OIG indicated that the arrangement would not qualify for protection under the discount safe harbor because Medicare and Medicaid would not get the benefit of the discount. Similarly, in 1999 correspondence, the OIG stated that if any direct or indirect link exists between a discount that a laboratory offers to a skilled nursing facility (“SNF”) for tests covered under the Medicare Prospective Payment System (“PPS”) and referrals to the laboratory of tests covered under Medicare Part B (i.e., not covered under a fixed PPS system), then the antikickback statute would be implicated.

        The OIG also has issued two separate guidance documents regarding joint venture arrangements that may be viewed as suspect under the antikickback law. These documents have relevance to clinical laboratories that are part of (or are considering establishing) joint ventures with potential referral sources. The first guidance document, which focused on investor referrals to such ventures, was issued in 1989, and the more recent one, concerning contractual joint ventures, was issued in April 2003. Some of the elements of joint ventures that the OIG identified as “suspect” include: arrangements in which the capital invested by the physicians is disproportionately small and the return on investment is disproportionately large when compared to typical investment; specific selection of investors who are in a position to make referrals to the venture; and arrangements in which one of the parties to the joint venture expands into a line of business that is dependent on referrals from the other party (sometimes called “shell” joint ventures). In a 2004 advisory opinion, the OIG expressed concern about a proposed joint venture in which a laboratory company would assist physician groups in establishing off-site pathology laboratories. The OIG indicated that the physicians’ financial and business risk in the venture was minimal and that the physicians’ would contract out substantially all laboratory operations, committing very little in the way of financial, capital, or human resources. The OIG was unable to exclude the possibility that the arrangement was designed to permit the laboratory to pay the physician groups for their referrals, and therefore was unwilling to find that the arrangement fell within a safe harbor or had sufficient safeguards to protect against fraud or abuse.

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

(19)

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

        On November 6, 2000, Congress passed the Needlestick Safety and Prevention Act which required, among other things, that companies include in their safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. The Company has voluntarily implemented the use of multi-use needle holders needles at all of its service locations.

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

(20)

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

        In 2001, DIANON settled a U.S. Department of Justice investigation into several of DIANON’s billing practices. As part of the settlement, DIANON entered into a voluntary corporate integrity program. As part of DIANON’s acquisition of UroCor Inc., DIANON assumed responsibility and liability for compliance with UroCor’s existing corporate integrity agreement. On January 4, 2007, the Department of Health and Human Services, Office of the Inspector General, notified the Company that the requirements of the Corporate Integrity agreements relating to Dianon and UroCor had been satisfied.

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

(21)

Item 1A. Risk Factors

Risks Associated with the Company’s Business

Changes in federal, state, local and third-party payer regulations or policies (or in the interpretation of current regulations or policies), insurance regulation or approvals or changes in other laws, regulations or policies may adversely affect governmental and third-party coverage and reimbursement for clinical laboratory testing and may have a material effect upon the Company’s business.

        Government payers, such as Medicare and Medicaid, as well as insurers, including managed care organizations, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services or changes in policy regarding coverage of tests may be implemented from time to time. Reimbursement for the pathology services component of our business is also subject to statutory and regulatory reduction. Reductions in the reimbursement rates of other third-party payers may occur as well. Such changes in the past have resulted in reduced prices as well as added costs and have decreased test utilization for the clinical laboratory industry by adding often more complex new regulatory and administrative requirements. Further changes in federal, state, local and third-party payer regulations or policies may have a material adverse impact on our business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect upon the Company’s business.

The Company could face significant monetary damages and penalties and/or exclusion from the Medicare and Medicaid programs if we violate health care anti-fraud and abuse laws.

        The Company is subject to extensive government regulation at the federal, state and local levels. The Company’s failure to meet governmental requirements under these regulations, including those relating to billing practices and relationships with physicians and hospitals, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of our laboratories. While the Company believes that it conducts its operations and relationships with care in an effort to meet all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships it has with third parties.

The Company’s business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Amendments of 1988 or those of Medicare, Medicaid or other federal, state or local agencies.

        The clinical laboratory testing industry is subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) extend federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, the Company is subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records.

        The Company cannot assure that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect its business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on the Company’s business. In addition, compliance with future legislation could impose additional requirements on the Company which may be costly.

(22)

Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, may result in fines and penalties and loss of licensure, and have a material adverse effect upon othe Company’s business.

        The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as regulations relating to the safety and health of laboratory employees. All of the Company’s laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and we utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that the Company includes in its safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

        Failure to comply with federal, state and local laws and regulations could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions which would have a material adverse effect on its business. In addition, compliance with future legislation could impose additional requirements on the Company which may be costly.

Regulations requiring the use of “standard transactions” for health care services issued under HIPAA may negatively impact the Company’s profitability and cash flows.

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

        The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. As a result of inconsistent application of transaction standards by payers or the Company’s inability to obtain certain billing information not usually provided to us by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments or use of a national provider identifier, could prove technically difficult, time-consuming or expensive to implement. The Company is working closely with its payers to establish acceptable protocols for claims submissions and with its trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

(23)

Compliance with the HIPAA security regulations and privacy regulations may increase the Company’s costs.

        The HIPAA privacy and security regulations, which became fully effective in April 2003 and April 2005 respectively, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and availability of protected health information.. The regulations establish a complex regulatory framework on a variety of subjects, including:

•	the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company’s services, and its healthcare operations activities;

•	a patient's rights to access, amend and receive an accounting of certain disclosures of protected health information;

•	the content of notices of privacy practices for protected health information; and

•	administrative, technical and physical safeguards required of entities that use or receive protected health information.

        The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company must comply with the laws of those other countries. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, the Company also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

Increased competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability.

        The clinical laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is one of the significant factors often used by health care providers and third-party payers in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. The Company may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition.

        Additional competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability.

Failure to develop, or acquire, licenses for new or improved testing technologies, or the Company’s customers using new technologies to perform their own tests, may limit the Company’s ability to successfully achieve its business strategy.

        The clinical laboratory testing industry is subject to changing technology and new product introductions. The Company’s success in maintaining a leadership position in genomic and other

(24)

advanced testing technologies will depend, in part, on its ability to license new and improved technologies for early diagnosis on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. The Company may not be able to negotiate acceptable licensing arrangements and it cannot be certain that such arrangements will yield commercially successful diagnostic tests. If the Company is unable to license these testing methods at competitive rates, its research and development costs may increase as a result. In addition, if the Company is unable to license new or improved technologies to expand its esoteric testing businesses, its testing methods may become outdated when compared with the Company’s competition and testing volume and revenue may be materially and adversely affected.

        In addition, advances in technology may lead to the development of more cost-effective point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company’s customers could reduce the demand for its laboratory testing services and negatively impact our revenues.

        Currently, most clinical laboratory testing is categorized as “high” or “moderate” complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA reduces the cost effectiveness for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA, which may then be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility from the Centers for Disease Control for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.

Changes in payer mix, including an increase in capitated managed-cost health care or new national or networking managed care purchasing models, could have a material adverse impact on the Company’s net revenues and profitability.

        Most testing services are billed to a party other than the physician or other authorized person that ordered the test. In addition, tests ordered by a single physician may be billed to different payers depending on the medical benefits of a particular patient. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company’s net revenues. For the year ended December 31, 2006, the percentage of accessions by payer was:

•	private patients - 2.3%,

•	Medicare, Medicaid and other — 20.0%,

•	commercial clients - 34.4% and

•	managed care — 43.3%.

        Managed care providers typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. The majority of the Company’s managed care testing is negotiated on a fee-for-service basis at a discount from our patient prices. Such discounts have historically resulted in price erosion and have negatively impacted the Company’s operating margins. In addition, managed care organizations have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the

(25)

tests actually performed. Such contracts shift the risk of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2006, capitated contracts accounted for approximately $144.0 million, or 4.0%, of the Company’s net sales.

        Recently, certain managed care companies have adopted or expressed interest in adopting new national or networking managed care laboratory services purchasing models. If the Company is unable to participate in these new models, or if the Company would lose a material contract, it could have a material adverse impact on the Company’s net revenues and profitability.

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

        The Company expects efforts to impose reduced reimbursements and more stringent cost controls by government and other payers to continue. If the Company cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on the Company’s net revenues and profitability.

A failure to obtain and retain new customers and alliance partners, a loss of existing customers or material contracts, or a reduction in tests ordered or specimens submitted by existing customers, could impact the Company’s ability to successfully grow its business.

        To offset efforts by payers to reduce the cost and utilization of clinical laboratory services, the Company needs to obtain and retain new customers and alliance partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in our customer base, could impact the Company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. We compete primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base.

        In addition, the Company relies on developing alliances with hospitals to expand its business through traditional and non-traditional business models. Reference agreements, or the traditional business model, provide a means for hospitals to outsource patient laboratory testing services that are esoteric or complex, or that are not time critical. A non-traditional business model is where the Company provides technical support services in a variety of health care settings. The Company’s ability to expand the number of alliances with hospitals and maintain current alliances, many of which are terminable on short notice, could impact its ability to successfully grow its business.

(26)

A failure to integrate newly acquired businesses and the costs related to such integration could have a material adverse impact on the Company’s net revenues and profitability.

        The successful integration of any business which the Company may acquire in the future entails numerous risks, including, among others:

•	loss of key customers or employees;

•	difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;

•	failure to maintain the quality of services that such companies have historically provided; and

•	coordination of geographically-separated facilities and workforces; and

•	diversion of management’s attention from the day-to-day business of our company.

        The Company cannot assure that current or future acquisitions, if any, or any related integration efforts will be successful, or that the Company’s business will not be adversely affected by any future acquisitions. Even if the Company is able to successfully integrate the operations of companies or businesses that it may acquire in the future, the Company may not be able to realize the benefits that it expects to result from such integration, including projected cost savings within the projected time frame or at all.

Adverse results in material litigation matters could have a material adverse effect upon the Company’s business.

        The Company may become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon its business.

An inability to attract and retain experienced and qualified personnel could adversely affect the Company’s business.

        The loss of key management personnel or the inability to attract and retain experienced and qualified skilled employees at the Company’s clinical laboratories and research centers could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team. Success in maintaining the Company’s leadership position in genomic and other advanced testing technologies will depend in part on the Company’s ability to attract and retain skilled research professionals. In addition, the success of the Company’s clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform clinical laboratory testing services. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. The Company’s revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with the Company or become unable or unwilling to continue their employment.

A significant increase in the Company’s days sales outstanding levels could have an adverse effect on the Company’s business.

        Billing for laboratory services is a complex process. Laboratories bill many different payers such as doctors, patients, hundreds of different insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. A material change in the Company’s days sales outstanding level (“DSO”) resulting in an increase in the Company’s bad debt expense and DSO could have an adverse effect on the Company’s business.

(27)

Failure in the Company’s information technology systems could significantly increase testing turn-around time or billing processes and otherwise disrupt the Company’s operations.

        The Company’s laboratory operations depend, in part, on the continued and uninterrupted performance of its information technology systems. Despite network security measures and other precautions the Company has taken, its information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. In addition, the Company is in the process of integrating the information technology systems of our recently acquired subsidiaries, and the Company may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of the Company’s systems in one or more of its laboratory operations could disrupt the Company’s ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Failure of the Company’s information technology systems could adversely affect the Company’s business, profitability and financial condition.

Operations may be disrupted and adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, or acts of terrorism, or other criminal activities, or disease pandemics.

        The Company’s operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, or acts of terrorism or other criminal activities or disease pandemics. Such events may result in a temporary decline in the number of patients who seek laboratory testing services. In addition, such events may temporarily interrupt the Company’s ability to transport specimens, the Company’s ability to utilize certain laboratories or to receive material from its suppliers.

Item 1B. Unresolved Staff Comments

None

(28)

Item 2. PROPERTIES

        The Company operates through a national network of primary laboratories, branches, patient service centers and STAT laboratories. The table below summarizes certain information as to the Company’s principal operating and administrative facilities as of December 31, 2006.

Location	Nature of Occupancy

Primary Laboratories:
Birmingham, Alabama	Leased
Phoenix, Arizona	Leased
Calabasas, California	Leased
Irvine, California	Leased
Los Angeles, California	Leased
San Diego, California	Leased
San Leandro, California	Leased
Aurora, Colorado	Leased
Denver, Colorado	Leased
Stratford, Connecticut	Leased
Deerfield Beach, Florida	Leased
Tampa, Florida	Leased
Atlanta, Georgia	Leased
Chicago, Illinois	Leased
Louisville, Kentucky	Leased
Eden Prairie, Minnesota	Leased
Kansas City, Missouri	Owned
Reno, Nevada	Owned
Cranford, New Jersey	Leased
Raritan, New Jersey	Owned
Portsmouth, New Hampshire	Leased
Uniondale, New York	Leased
Burlington, North Carolina	Owned
Research Triangle Park, North Carolina	Leased
Dublin, Ohio	Owned
Oklahoma City, Oklahoma	Leased
Brentwood, Tennessee	Leased
Knoxville, Tennessee	Leased
Austin, Texas	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Salt Lake City, Utah	Leased
Herndon, Virginia	Leased
Seattle, Washington	Leased
Mt. Vernon, Washington	Leased
Fairmont, West Virginia	Leased

Corporate Headquarters Facilities:
Burlington, North Carolina	Owned
Burlington, North Carolina	Leased

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

(29)

Item 3. LEGAL PROCEEDINGS

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation.. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At December 31, 2006 and 2005, the Company had provided letters of credit aggregating approximately $111.7 million and $62.6 million respectively, primarily in connection with certain insurance programs and contractual guarantees on obligations under a new customer contract.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

(30)

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LH”. The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock reported on the NYSE Composite Tape.

	High	Low

Year Ended December 31, 2005
First Quarter	50.60	44.63
Second Quarter	51.25	46.83
Third Quarter	51.95	46.60
Fourth Quarter	55.00	47.22

	High	Low

Year Ended December 31, 2006
First Quarter	59.39	53.68
Second Quarter	62.80	56.39
Third Quarter	68.84	61.94
Fourth Quarter	73.94	65.21

Holders

        On February 9, 2007 there were 554 holders of record of the Common Stock.

Dividends

        The Company has not historically paid dividends on its common stock. In addition, the Company’s senior credit facilities place certain limits on the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2007 (the “2007 Proxy Statement”) under the caption “Equity Compensation Plan Information.”

(31)

COMMON STOCK PERFORMANCE

        The Company’s common stock is traded on the New York Stock Exchange, Inc. (the “NYSE”). The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2001 in each of the Company’s common stock, the Standard & Poor’s (the “S&P”) Composite-500 Stock Index, the S&P 400 Health Care Index (the “Peer Group”) and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	12/2001	12/2002	12/2003	12/2004	12/2005	12/2006
Laboratory Corporation of America Holdings	$100	$57	$91	$123	$133	$182
S&P 500 Index	$100	$78	$100	$111	$117	$135
S&P 400 Health Care Index	$100	$79	$115	$132	$156	$154

(32)

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 31, 2006, by or on behalf of the Company: (Shares in millions)

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

October 1-October 31	--	$--	--	$600.2
November 1-November 30	3.4	73.40	3.4	350.2
December 1-December 31	--	--	--	350.2

Total	3.4	$73.40	3.4

        As of December 31, 2006, the Company had outstanding authorizations from the Board of Directors to purchase approximately $350.2 million of Company common stock.

(33)

Item 6. SELECTED FINANCIAL DATA

        The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” as of and for the five-year period ended December 31, 2006 are derived from consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. This data should be read in conjunction with the accompanying notes, the Company’s consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all included elsewhere herein.

	Year Ended December 31,

	2006(a)(b)	2005(c)	2004	2003(d)	2002(e)

	(In millions, except per share amounts)
Statement of Operations Data:
Net Sales	$3,590.8	$3,327.6	$3,084.8	$2,939.4	$2,507.7
Gross profit	1,529.4	1,390.3	1,289.3	1,224.6	1,061.8
Operating income	697.1	618.1	598.4	533.7	435.0
Net earnings	431.6	386.2	363.0	321.0	254.6

Basic earnings per common share	$3.48	$2.89	$2.60	$2.23	$1.78

Diluted earnings per common share	$3.24	$2.71	$2.45	$2.11	$1.69

Basic weighted average common shares outstanding	124.1	133.5	139.4	144.0	142.8

Diluted weighted average common shares outstanding	134.7	144.9	150.7	154.7	154.2
Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$186.9	$63.1	$206.8	$123.0	$56.4
Goodwill and Intangible assets, net	2,094.2	2,122.7	1,857.4	1,857.3	1,217.5
Total assets	4,000.8	3,875.8	3,626.1	3,414.9	2,580.4
Long-term obligations(f)	1,157.4	1,148.9	889.3	879.5	516.0
Total shareholders' equity	1,977.1	1,885.7	1,999.3	1,895.9	1,611.7

(a)     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. As a result of adopting SFAS 123(R), the Company recorded approximately $23.3 in stock compensation expense relating to its stock option and employee stock purchase plans for the year ended December 31, 2006. Net earnings for the year ended December 31, 2006, were reduced by $13.9, net of tax.

(b)     During the second half of 2006, the Company recorded charges of approximately $12.3, primarily related to the acceleration of the recognition of stock compensation due to the announced retirement of the Company’s Chief Executive Officer, effective December 31, 2006. The Company also recorded net restructuring charges of $1.0 in the third quarter of 2006, relating to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations.

(c)     During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan was directed at reducing redundant facilities, while maintaining the goal of providing excellent

(34)

customer service. In connection with the integration plan, the Company recorded $11.9 of costs associated with the execution of the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $10.1 related to employee severance benefits for approximately 700 employees, with the remainder primarily related to contractual obligations associated with leased facilities. Employee groups being affected as a result of this plan included those involved in the collection and testing of specimens, as well as administrative and other support functions.

        The Company also recorded a special charge of $5.0 related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

(d)     On January 17, 2003, the Company completed the acquisition of all of the outstanding shares of DIANON Systems, Inc. for $47.50 per share in cash, or approximately $595.6 including transaction fees and expenses. The Company recorded net restructuring and other special charges of $1.5 for 2003 in connection with the integrations of its recent acquisitions.

(e)     On July 25, 2002, the Company completed the acquisition of all of the outstanding stock of Dynacare Inc. in a combination cash and stock transaction with a combined value of approximately $496.4, including transaction costs. During the third quarter of 2002, the Company recorded restructuring and other special charges totaling $17.5. These charges included a special bad debt provision of approximately $15.0 related to the acquired Dynacare accounts receivable balance and restructuring expense of approximately $2.5 relating to Dynacare integration costs of actions that impact the Company’s existing employees and operations.

(f)     Long-term obligations primarily includes the zero coupon convertible subordinated notes, the 5 1/2% senior notes due 2013, the 5 5/8% senior notes due 2015 and other long-term obligations. The accreted balance of the zero coupon convertible subordinated notes was $554.4, $544.4, $533.7, $523.2, and $512.9, at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. The balance of the 5 1/2% senior notes, including principal and unamortized portion of a deferred gain on an interest rate swap agreement, was $352.6, $353.0, $353.4, $353.8, and $0, at December 31, 2006, 2005, 2004, 2003, and 2002, respectively. The principal balance of the 5 5/8% senior notes was $250.0 at December 31, 2006 and 2005 and $0 for all other years presented. The remainder of other long-term obligations consisted primarily of mortgages payable with balances of $0.4, $1.5, $2.2, $2.5, and $3.1, at December 31, 2006, 2005, 2004, 2003, and 2002, respectively. Long-term obligations exclude amounts due to affiliates.

(35)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (in millions)

        General

        During 2006, the Company continued to strengthen its financial performance through the implementation of the Company’s strategic plan and the expansion of its national platform in routine testing. This plan continues to provide growth opportunities for the Company by building a leadership position in genomic and other advanced testing technologies primarily through internal development efforts, acquisitions and technology licensing activities.

        The Company continues to have strong relationships with national managed care organizations such as Aetna, Cigna, Humana, UnitedHealthcare, and Wellpoint. These relationships were a major driver of volume growth this year is a result of managed care relationships. On October 3, 2006, the Company announced that it has entered into a new, ten-year agreement with UnitedHealthcare Insurance Company (UnitedHealthcare), effective January 1, 2007. Under the terms of the Agreement, the Company became UnitedHealthcare’s exclusive national laboratory, offering a comprehensive suite of services, and will also work with other regional and local laboratory providers to selectively develop, implement and manage for UnitedHealthcare a series of laboratory networks in selected regions across the United States. As part of this network development and oversight process, the Company assumed responsibility for managing the Oxford Health Plans laboratory network located in the greater New York metropolitan region effective January 1, 2007. Also effective January 1, 2007, the Company became the exclusive national capitated UnitedHealthcare laboratory provider for the HMO benefit plans of PacifiCare of Colorado, Neighborhood Health Partnership in Florida, and Mid Atlantic Medical Services, L.L.C. (MAMSI) in Maryland and Virginia, and will remain the exclusive provider for HMO benefit plans for PacifiCare of Arizona. Over a period of several years, the Company will continue to perform more of UnitedHealthcare’s testing. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200 for transition costs related to developing an expanded network in the Oxford, MAMSI and Neighborhood Health Partnership markets, as well as in California and Colorado.

        Over the term of the agreement, the Company expects to realize additional revenues in excess of $3 billion from UnitedHealthcare and associated business. In anticipation of the additional volume from this agreement, as of January 1, 2007, the Company has opened over four hundred patient access points and hired over twelve hundred employees, including phlebotomists, couriers, laboratory technicians and sales people. In addition, the company has invested approximately $16.0 in capital projects relating to the United Healthcare contract.

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

(36)

Results of Operations

Years ended December 31, 2006, 2005, and 2004

Net Sales

	Years Ended December 31,			% Change

	2006	2005	2004	2006	2005

Net Sales
Routine Testing	$2,347.6	$2,197.8	$2,118.3	6.8%	3.8%
Genomic and Esoteric	1,243.2	1,129.8	966.5	10.0%	16.9%

Total	$3,590.8	$3,327.6	$3,084.8	7.9%	7.9%

	Number of Accessions Years Ended December 31,			% Change

	2006	2005	2004	2006	2005

Volume
Routine Testing	76.7	74.8	75.3	2.6%	(0.7%	)
Genomic and Esoteric	18.8	17.3	15.8	8.6%	9.5%

Total	95.5	92.1	91.1	3.7%	1.1%

	Price Per Accession(PPA) Years Ended December 31,			% Change

	2006	2005	2004	2006	2005

Price
Routine Testing	$30.60	$29.38	$28.12	4.1%	4.5%
Genomic and Esoteric	$66.14	$65.26	$61.18	1.3%	6.7%
Total	$37.59	$36.12	$33.86	4.1%	6.7%

        The increase in net sales for the three years ended December 31, 2006 has been driven primarily by the Company’s continued shift in test mix to higher priced genomic and esoteric tests and the impact of acquisitions. As a percentage of total net sales, genomic and esoteric tests have increased during the three year period ended December 31, 2006 from 31.3% in 2004 to 34.6% in 2006. The acquisitions of US Labs and Esoterix in 2005 have helped to build on the Company’s leadership position in the genomic and esoteric market. In addition to a shift in test mix, net sales were positively impacted in 2006 by improved pricing and volume in routine testing.

Cost of Sales

	Years Ended December 31,			% Change

	2006	2005	2004	2006	2005

Cost of Sales	$2,061.4	$1,937.3	$1,795.5	6.4%	7.9%
Cost of sales as a % of sales	57.4%	58.2%	58.2%

        Cost of sales, which includes primarily laboratory and distribution costs, has increased over the three year period ended December 31, 2006 primarily due to increased volume in genomic and esoteric testing and the impact of acquisitions. In addition, the Company incurred approximately $14 in costs in the fourth quarter of 2006 to add to its patient service delivery capabilities in preparation for its new contract with UnitedHealthcare. As a percentage of sales, cost of sales has remained relatively stable during 2004 and 2005, but has declined during 2006, as the Company has leveraged volume and price growth over its laboratory infrastructure. Labor and testing supplies comprise over 75% of the Company’s cost of sales.

(37)

Selling, General and Administrative Expenses

	Years Ended December 31,			% Change

	2006	2005	2004	2006	2005

Selling, general and administrative expenses	$779.1	$703.9	$649.1	10.7%	8.4%
SG&A as a % of sales	21.7%	21.2%	21.0%

        Total selling, general and administrative expenses as percentage of sales have increased slightly over the three year period ended December 31, 2006. The Company has reduced its bad debt expense rate over the three year period from 6.3% in 2004 to 4.8% in 2006. The decrease in the bad debt expense rate is the result of improved billing and collection performance. Other SG&A expenses remained relatively flat in 2004 and increased significantly in 2005 as the Company began the integration of the Esoterix and US LABS acquisitions. Other SG&A expenses increased in 2006 due to the Company’s adoption of SFAS 123(R) during the first quarter of 2006, which required the Company to record compensation expense of $23.3 related to its stock option and stock purchase plans. During the second half of fiscal year 2006, the Company recorded charges of approximately $12.4, primarily related to the acceleration of the recognition of stock compensation due to the announced retirement of the Company’s Chief Executive Officer, which was effective December 31, 2006.

Amortization of intangibles and other assets

	Years Ended December 31,			% Change

	2006	2005	2004	2006	2005

Amortization of intangibles and other assets	$52.2	$51.4	$42.7	1.6%	20.4%

        Amortization of intangibles and other assets is driven primarily by the impact of acquisitions and licensed technology. The increase during 2005 was driven primarily by the impact of the Esoterix and US LABS acquisitions.

Investment Loss

	Years Ended December 31,

	2006	2005	2004

Investment loss	$--	$(3.1)	$--

        During the second quarter of 2005, the Company recorded an investment loss of $3.1, related to a write-off of the value of warrants to purchase common stock of Exact Sciences Corporation (“Exact”), which were obtained as part of the Company’s licensing agreement for Exact’s PreGen Plus technology in 2002. The original term of the warrants expired in June 2005.

Restructuring and other special charges

	Years Ended December 31,

	2006	2005	2004

Restructuring and other special charges	$1.0	$16.9	$(0.9)

        During the third quarter of 2006, the Company recorded net restructuring charges of $1.0 relating to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations.

        During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan

(38)

is directed at reducing redundant facilities, while maintaining the goal of providing excellent customer service. In connection with the integration plan, the Company recorded $11.9 of costs associated with the execution of the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $10.1 related to employee severance benefits for approximately 700 employees, with the remainder primarily related to contractual obligations associated with leased facilities. Employee groups affected as a result of this plan included those involved in the collection and testing of specimens, as well as administrative and other support functions.

        During 2005, the Company also recorded a special charge of $5.0 related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

        During the fourth quarter of 2004, the Company recorded certain adjustments to previously recorded restructuring charges due to changes in estimates, resulting in a credit of approximately of $0.9 million.

Interest expense

	Years Ended December 31,			% Change

	2006	2005	2004	2006	2005

Interest expense	$47.8	$34.4	$36.1	39.0%	(4.7%	)

        The increase in interest expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was driven by the issuance of the 5 5/8% senior notes due 2015 in December 2005. The decrease for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily the result of the completion of amortization of deferred fees associated with the zero coupon-subordinated notes in 2004.

Income from joint venture partnerships

	Years Ended December 31,			% Change

	2006	2005	2004	2006	2005

Income from joint venture partnerships	$66.7	$58.3	$51.3	14.4%	13.6%

        Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships acquired as part of the Dynacare acquisition on July 25, 2002. The increase in income from these investments is driven by improvement in operational performance and favorable exchange rates. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

Income tax expense

	Years Ended December 31,

	2006	2005	2004

Income tax expense	$289.3	$254.5	$252.3
Income tax expense as a % of income before tax	40.1%	39.7%	41.0%

        The effective tax rate for the year ended December 31, 2005 was favorably impacted by a deduction for certain dividends received in 2005.

(39)

Liquidity, Capital Resources and Financial Position

        The Company’s strong cash-generating capability and financial condition provide ready access to capital markets. The Company’s principal source of liquidity is operating cash flow. This cash-generating capability is one of the Company’s fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. In addition, the Company has revolving credit facilities that are further discussed in “Note 11 to Consolidated Financial Statements.”

Operating Activities

        In 2006, the Company’s operations provided $632.3 of cash, reflecting the Company’s solid business results. The growth in the Company’s cash flow from operations primarily resulted from improved earnings. The Company continued to focus on efforts to increase cash collections from all payers, as well as on-going improvements to the claim submission processes.

        During 2006, 2005 and 2004, the Company made contributions to its defined pension plan in the amounts of $0.0, $8.0 and $60.3, respectively. The Company does not expect to contribute to its defined benefit pension plan during 2007 and is not legally required to do so. See “Note 16 to the Consolidated Financial Statements” for a further discussion of the Company’s pension and postretirement plans.

Investing Activities

        Capital expenditures were $115.9, $93.6 and $95.0 for 2006, 2005 and 2004, respectively. The Company expects capital expenditures of approximately $130 to $170 in 2007, including anticipated capital expenditures related to the UnitedHealthcare contract. The Company will continue to make important investments in information technology connectivity between its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving credit facilities as needed.

        The Company has invested a total of $13.9 over the past three years in new testing technologies and had $51.0 net book value of capitalized patents, licenses and technology at December 31, 2006. While the Company continues to believe its strategy of entering into licensing and technology distribution agreements with the developers of leading-edge technologies will provide future growth in revenues, there are certain risks associated with these investments. These risks include, but are not limited to, the risk that the licensed technology will not gain broad acceptance in the marketplace; or that insurance companies, managed care organizations, or Medicare and Medicaid will not approve reimbursement for these tests at a level commensurate with the costs of running the tests. Any or all of these circumstances could result in impairment in the value of the related capitalized licensing costs.

Financing Activities

        During 2006, the Company repurchased $435.1 of stock representing 6.7 million shares. As of December 31, 2006, the Company had outstanding authorizations from the Board of Directors to purchase approximately $350.2 of Company common stock.

        On September 22, 2006, the Company announced that it had commenced an exchange offer related to its zero-coupon subordinated notes due 2021. In the exchange offer, the Company offered to exchange a new series of zero-coupon convertible subordinated notes due September 11, 2021 (the “New Notes”) and an exchange fee of $2.50 per $1,000 aggregate principal amount at maturity for all of the outstanding zero-coupon subordinated notes due 2021 (the “Old Notes”).

        The purpose of the exchange offer was to exchange the Old Notes for the New Notes with certain different terms, including the addition of a net share settlement feature. The net share settlement feature will require the Company to satisfy its obligation due upon conversion to holders of the New Notes in cash for a portion of the conversion obligation equal to the accreted principal of the New Notes and in shares for the remainder of the conversion value. In addition, the New Notes provide that the Company will eliminate its option to issue shares in lieu of paying cash if and when the Company repurchases the New Notes at the option of holders.

(40)

        On October 23, 2006, the exchange offer expired. Following settlement of the exchange, $741.2 in aggregate principal amount at maturity of the New Notes and $2.6 in aggregate principal amount at maturity of the Old Notes were outstanding.

Credit Ratings

        The Company’s debt ratings of Baa3 from Moody’s and BBB from Standard and Poor’s contribute to our ability to access capital markets.

Contractual Cash Obligations

	Payments Due by Period

	Total	2007	2008- 2009	2010- 2011	2012 and thereafter

Capital lease obligations	$0.6	$0.6	$--	$--	$--
Operating lease obligations	287.3	78.8	104.2	55.8	48.5
Contingent future licensing payments (a)	55.9	3.8	19.3	12.6	20.2
Minimum royalty payments	28.9	6.5	12.6	6.2	3.6
Minimum purchase obligations	20.0	10.0	10.0	--	--
Zero coupon-subordinated notes (b)	554.4	554.4	--	--	--
Scheduled interest payments on Senior Notes	251.7	33.3	66.6	66.6	85.2
Long-term debt	603.0	1.0	1.0	1.0	600.0

Total contractual cash obligations(c)(d)	$1,801.8	$688.4	$213.7	$142.2	$757.5

(a)

Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)

Holders of the zero coupon-subordinated notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2011 at $819.54 per note. Should the holders put the notes to the Company on that date, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary. As announced by the Company on January 9, 2007, holders of the zero coupon-subordinated notes may choose to convert their notes subject to terms as defined in the note agreement. See “Note 11 to Consolidated Financial Statements” for further information regarding the Company’s zero coupon-subordinated notes.

(c)

The table does not include obligations under the Company’s pension and postretirement benefit plans, which are included in “Note 16 to Consolidated Financial Statements.” Benefits under the Company’s postretirement medical plan are made when claims are submitted for payment, the timing of which are not practicable to estimate.

(d)	The table does not include the Company’s contingent obligation to reimburse up to $200.0 in transitional costs during the first three years of the UnitedHealthcare contract.

Off-Balance Sheet Arrangements

        The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off balance sheet financing other than normal operating leases.

Other Commercial Commitments

        At December 31, 2006, the Company provided letters of credit aggregating approximately $111.7, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s new contract with UnitedHealthcare. The UnitedHealthcare contract requires that the Company provide a $50.0 letter of credit, as security for the Company’s contingent obligation to reimburse up to $200.0 in transitional costs during the first three years of the contract. Letters of credit

(41)

provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

        At December 31, 2006, the Company was named as guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture that the Company owns a fifty percent interest in and have a five year term.

        Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

New Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109". FIN 48 clarifies how companies should recognize, measure, present, and disclose uncertain tax positions. FIN 48 also provides guidance on derecognition, interest and penalties, accounting for interim periods, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is adopting the interpretation effective January 1, 2007. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings. Based on our evaluation as of December 31, 2006, the Company does not believe that FIN 48 will have a material impact on our financial statements..

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

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any, of SFAS 159 on its consolidated financial statements.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The Company’s critical accounting policies arise in conjunction with the following:

•	Revenue recognition and allowances for doubtful accounts

•	Pension expense

•	Accruals for self insurance reserves

•	Income taxes

Revenue recognition and allowance for doubtful accounts

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

(42)

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

        The Company has a formal process to estimate and review the collectibility of its receivables based on the period of time they have been outstanding. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level. The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectibility of its receivables. Accounts are written off against the allowance for doubtful accounts based on the Company’s write off policy (e.g. when they are deemed to be uncollectible). In the determination of the appropriate level of the allowance, accounts are progressively reserved based on the historical timing of cash collections relative to their respective aging categories within the Company’s receivables. These collection and reserve processes, along with the close monitoring of the billing process, help reduce the risks of material revisions to reserve estimates resulting from adverse changes in collection or reimbursement experience. The following table presents the percentage of the Company’s net accounts receivable outstanding by aging category at December 31, 2006 and 2005:

Days Outstanding	2006	2005
0 - 30	44.9%	43.6%
31 - 61	19.3%	22.3%
61 - 91	11.2%	10.1%
91 - 120	7.3%	7.3%
121 - 150	5.2%	4.6%
151 - 180	3.6%	3.6%
181 - 270	6.6%	6.6%
271 - 360	1.6%	1.4%
Over 360	0.3%	0.5%

Pension Expense

        Substantially all employees of the Company are covered by a defined benefit retirement plan (the “Company Plan”). The benefits to be paid under the Company Plan are based on years of credited service and compensation earned while an employee of LabCorp. The Company also has nonqualified supplemental retirement plan which covers its senior management group and provides for additional benefits, due in part to limitations on benefits and pay imposed on the Company Plan under the Employee Retirement Income Security Act of 1974.

        The Company’s net pension cost is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined benefit retirement plans were a 6.0% discount rate and an 8.5% expected long-term rate of return on plan assets as of December 31, 2006.

(43)

        Discount Rate

        The Company works with its independent actuary to develop a discount rate assumption used to value the benefit obligations of its retirement plans. The Company follows paragraph 186 of Financial Accounting Standard 106 in developing this rate. The Company’s actuary obtains information on high-quality corporate (AA rating or higher) bonds from a nationally recognized credit rating agency. These bonds are then reviewed and outliers are discarded. The results of the actuary’s discount rate analysis are then reviewed by the Company and a final decision on the discount rate assumption is made by the Company. A one percentage point reduction in the discount rate would have resulted in an increase in 2006 pension expense of $4.0 million.

        Return on Plan Assets

        In establishing its expected return on plan assets assumption, the Company reviews its asset allocation and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase in the expected return on plan assets would have resulted in a decrease in 2006 pension expense of $2.5 million.

        Current year net pension cost excluding the impact of the $0.7 million non-recurring CEO retirement charge was $14.7 million, an increase of $4.7 million from 2005. Our actuaries have estimated that 2007 net pension cost will be approximately $14.7 million.

        Further information on our defined benefit retirement plan is provided in note 16 to the consolidated financial statements.

Accruals for Self-insurance Reserves

        Accruals for self-insurance reserves (including workers’ compensation, auto and employee medical) are determined based on historical payment trends and claims history, along with current and estimated future economic conditions.

         The Company is self-insured for professional liability claims arising in the normal course of business, generally related to the testing and reporting of laboratory test results. The Company records an accrual for known and incurred but not reported claims based on an actuarial assessment of the accrual driven by frequency and amounts of claims, which is performed at least annually.

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

1.

changes in federal, state, local and third party payer regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

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

4.	failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act, which may result in penalties and loss of licensure;

5.	failure to comply with HIPAA, which could result in significant fines;

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

17.

inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

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

        Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2006.

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

Management’s Report on Internal Control Over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

        The Company management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein with its report immediately preceding our audited financial statements.

Changes in Internal Control Over Financial Reporting

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

Not Applicable.

(48)

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by the item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2007 (the “2007 Proxy Statement”) under the caption “Election of Directors.” Information regarding executive officers is set forth in Item 1 of the 2007 Proxy Statement under the caption “Executive Officers.”

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

        In December 2003, the Board adopted the Company’s updated Code of Business Conduct and Ethics (the “Code”). The Code is a code of business conduct and ethics applicable to all directors, officers and employees of the Company, including its Chief Executive Officer and its Chief Financial Officer, Controller and other senior financial officers (collectively, “Senior Officers”. The Code sets forth Company policies and expectations on a number of topics, including but not limited to, conflicts of interest, confidentiality, compliance with laws (including insider trading laws), preservation and use of Company assets, and business ethics. The Code also sets forth procedures for communicating and handling any potential conflict of interest (or the appearance of any conflict of interest) involving directors or executive officers, and for the confidential communication and handling of issues regarding accounting, internal controls and auditing matters. The Company regularly reviews the Code and proposed additions or amendments to the Code are considered and subject to approval by the Board.

        In order to provide stockholders with greater knowledge regarding the Board’s processes, the Guidelines and the Code adopted by the Board of Directors are posted on the Company’s website at www.labcorp.com. In addition, any waivers for Senior Officers or amendments to the Code will be posted on the Company’s website.

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

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the 2007 Proxy Statement under the captions “Executive Compensation” and “Director Compensation”.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        See “Note 14 to the Consolidated Financial Statements” for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference to information in the 2007 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

(49)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to information in the 2007 Proxy Statement under the captions “Election of Directors” and “Related Party Transactions”.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the 2007 Proxy Statement under the caption “Principal Accountant Fees and Services.”

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

Exhibits 10.1 through 10.4, 10.7 through 10.8, and 10.22 through 10.23, and 10.25 through 10.29 are management contracts or compensatory plans or arrangements.

3.1 -	Amended and Restated Certificate of Incorporation of the Company dated May 24, 2001 (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

3.2 -	Amended and Restated By-Laws of the Company dated April 28, 1995 (incorporated herein by reference to the Company’s report on Form 8-K, filed with the Commission on May 12, 1995).

4.1 -	Specimen of the Company’s Common Stock Certificate (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2 -	Indenture dated September 11, 2001 between the Company and Bank of New York, as trustee (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

4.3 -	Registration Rights Agreement dated September 11, 2001 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

4.4 -	Rights Agreement dated December 13, 2001 between the Company and American Stock Transfer & Trust Company, as rights Agent (incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Commission on December 21, 2001, File No. 001-11353).

4.5 -	Indenture dated as of January 31, 2003 between the Company and Wachovia Bank, National Association, as trustee (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

4.6 -	Registration Rights Agreement, dated as of January 28, 2003 between the Company and the Initial Purchasers (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

4.7 -	Indenture dated as of December 5, 2005, between the Company and The Bank of New York, as trustee (Senior Debt Securities) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 14, 2005)

4.8 -	Indenture, dated as of October 23, 2006, between the Company and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 24, 2006)

(51)

10.1 -	National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.2 -	Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended September 30, 2004).

10.3 -	First Amendment to the Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended September 30, 2004).

10.4 -	Second Amendment to the Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.5 -	National Health Laboratories 1988 Stock Option Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed with the Commission on July 9, 1990, File No. 33-35782).

10.6 -	National Health Laboratories 1994 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on August 12, 1994, File No. 33-55065).

10.7 -	Laboratory Corporation of America Holdings Master Senior Executive Severance Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8 -	Laboratory Corporation of America Holdings Senior Executive Transition Policy (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2004).

10.9 -	Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the May 12, 1995 Form 8-K).

10.10 -	$350 Million Credit Agreement dated January 13, 2005 among the Company, the lenders named therein and Credit Suisse First Boston and UBS Securities LLC, as Co-Lead Arrangers. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.11 -	Laboratory Corporation of America Holdings 1995 Stock Plan for Non-Employee Directors dated September 26, 1995 (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on September 26, 1995, File No. 33-62913).

10.12 -	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to the Company’s 1997 Annual Proxy Statement, filed with the Commission on June 6, 1997).

10.13 -	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to Annex I of the Company’s 2001 Annual Proxy Statement, filed with the Commission on April 25, 2001).

10.14 -	Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Annex I of the Company’s Registration Statement on Form S-8 filed with the Commission on December 13, 1996, File No. 333-17793).

10.15 -	Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on January 10, 2000, File No. 333-94331).

10.16 -	Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on May 26, 2004, File No. 333-115905).

10.17 -	Laboratory Corporation of America Holdings Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company’s 1999 Annual Proxy Statement filed with the Commission of May 3, 1999).

10.18 -	Laboratory Corporation of America Holdings 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 5, 2000, File No. 333-38608).

(52)

10.19 -	Amendments to the 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 19, 2002, File No. 333-90764).

10.20 -	Dynacare Inc., Amended and Restated Employee Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on August 7, 2002, File No. 333-97745).

10.21 -	DIANON Systems, Inc. 1996 Stock Incentive Plan, DIANON Systems, Inc. 1999 Stock Incentive Plan, DIANON Systems, Inc. 2000 Stock Incentive Plan, DIANON Systems, Inc. 2001 Stock Incentive Plan, and UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on January 21, 2003, File No. 333-102602.

10.22 -	Laboratory Corporation of America Holdings Deferred Compensation Plan(incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.23 -	First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan(incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.24 -	Laboratory Corporation of America Holdings Shelf Registration for the sale of senior or subordinated debt securities, preferred stock, common stock or warrants to purchase our debt securities, preferred stock and common stock (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on December 5, 2005, File No. 333-130141).

10.25 -	Third Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

10.26 -	First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

10.27* -	First Amendment to the Performance Award Agreement dated March 1, 2005.

10.28* -	Third Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan.

10.29 -	Consulting Agreement between Thomas P. Mac Mahon and the Company dated July 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2006)

10.30 -	Amendment No. 1, dated as of September 21, 2006, to the Company's Credit Agreement dated January 13, 2005 among the Company, the Lenders, and Credit Suisse, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2006)

12.1* -	Ratio of earnings to fixed charges

21* -	List of Subsidiaries of the Company

23.1* -	Consent of PricewaterhouseCoopers LLP

24.1* -	Power of Attorney of Thomas P. Mac Mahon

24.2* -	Power of Attorney of Kerrii B. Anderson

24.3* -	Power of Attorney of Jean-Luc Belingard

24.4* -	Power of Attorney of Wendy E. Lane

24.5* -	Power of Attorney of Robert E. Mittelstaedt, Jr.

24.6* -	Power of Attorney of Arthur H. Rubenstein

24.7* -	Power of Attorney of Andrew G. Wallace, M.D.

24.8* -	Power of Attorney of M. Keith Weikel

31.1* -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2* -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32* -	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Filed herewith.

(53)

S I G N A T U R E S

LABORATORY CORPORATIONOF AMERICA HOLDINGS
Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/DAVID P. KING
David P. King President and Chief Executive Officer
Dated: February 26, 2007

(54)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 26, 2007 in the capacities indicated.

Signature	Title

/s/DAVID P. KING David P. King	President and Chief Executive Officer (Principle Executive Officer)

/s/ WILLIAM B. HAYES William B. Hayes	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS P. MAC MAHON* Thomas P. Mac Mahon	Chairman of the Board of Directors

/s/ BRADFORD T. SMITH Bradford T. Smith	Director

/s/ KERRII B. ADNERSON* Kerrii B. Anderson	Director

/s/ JEAN-LUC BELINGARD* Jean-Luc Belingard	Director

/s/ WENDY E. LANE* Wendy E. Lane	Director

/s/ ROBERT E. MITTELSTAEDT, JR.* Robert E. Mittelstaedt, Jr.	Director

/s/ ARTHUR H. RUBENSTEIN* Arthur H. Rubenstein	Director

/s/ ANDREW G. WALLACE, M.D.* Andrew G. Wallace, M.D.	Director

/s/ M. KEITH WEIKEL* M. Keith Weikel	Director

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

We have completed integrated audits of Laboratory Corporation of America Holdings’ consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

        As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other postretirement plans as of December 31, 2006.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 26, 2007

(F-3)

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$51.5	$45.4
Short-term investments	135.4	17.7
Accounts receivable, net	541.3	493.4
Supplies inventories	84.3	65.4
Prepaid expenses and other	53.2	37.2
Deferred income taxes	21.3	43.2

Total current assets	887.0	702.3

Property, plant and equipment, net	393.2	381.5
Goodwill, net	1,484.0	1,477.0
Intangible assets, net	610.2	645.7
Investments in joint venture partnerships	577.9	578.9
Other assets, net	48.5	90.4

Total assets	$4,000.8	$3,875.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$133.5	$116.2
Accrued expenses and other	243.0	227.3
Short term borrowings and current portion of long-term debt	554.4	544.6

Total current liabilities	930.9	888.1

Long-term debt, less current portion	603.0	604.5
Deferred income taxes	409.2	408.9
Other liabilities	80.6	88.6

Total liabilities	2,023.7	1,990.1

Commitments and contingent liabilities	--	--

Shareholders' equity:
Common stock, 122.2 and 126.5 shares outstanding at
December 31, 2006 and December 31, 2005, respectively	14.4	14.8
Additional paid-in capital	1,027.7	1,339.7
Retained earnings	1,767.9	1,336.3
Less common stock held in treasury	(891.6)	(888.5)
Unearned restricted stock compensation	--	(6.9)
Accumulated other comprehensive earnings	58.7	90.3

Total shareholders' equity	1,977.1	1,885.7

Total liabilities and shareholders' equity	$4,000.8	$3,875.8

The accompanying notes are an integral part of these consolidated financial statements.

(F-4)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,

	2006	2005	2004

Net sales	$3,590.8	$3,327.6	$3,084.8
Cost of sales	2,061.4	1,937.3	1,795.5

Gross profit	1,529.4	1,390.3	1,289.3

Selling, general and administrative expenses	779.1	703.9	649.1
Amortization of intangibles and other assets	52.2	51.4	42.7
Restructuring and other special charges	1.0	16.9	(0.9)

Operating income	697.1	618.1	598.4

Other income (expenses):
Investment loss	--	(3.1)	--
Interest expense	(47.8)	(34.4)	(36.1)
Income from joint venture partnerships, net	66.7	58.3	51.3
Investment income	7.7	1.8	3.5
Other, net	(2.8)	--	(1.8)

Earnings before income taxes	720.9	640.7	615.3

Provision for income taxes	289.3	254.5	252.3

Net earnings	$431.6	$386.2	$363.0

Basic earnings per common share	$3.48	$2.89	$2.60

Diluted earnings per common share	$3.24	$2.71	$2.45

The accompanying notes are an integral part of these consolidated financial statements.

(F-5)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings(loss)	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2003	$14.9	$1,440.9	$587.1	$(159.3)	$(22.4)	$34.7	$1,895.9
Comprehensive earnings:
Net earnings	--	--	363.0	--	--	--	363.0
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	40.3	40.3
Minimum pension liability	--	--	--	--	--	35.6	35.6
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	(28.9)	(28.9)

Comprehensive earnings							410.0
Issuance of common stock under employee stock plans	0.2	51.5	--	--	--	--	51.7
Issuance of restricted stock awards	--	0.7	--	--	(0.7)	--	--
Surrender of restricted stock awards	--	--	--	(6.8)	--	--	(6.8)
Cancellation of restricted stock awards	--	(0.1)	--	--	0.1	--	--
Stock compensation	--	--	--	--	15.5	--	15.5
Income tax benefit from stock options exercised	--	11.1	--	--	--	--	11.1
Purchase of common stock	--	--	--	(378.1)	--	--	(378.1)

BALANCE AT DECEMBER 31, 2004	$15.1	$1,504.1	$950.1	$(544.2)	$(7.5)	$81.7	$1,999.3
Comprehensive earnings:
Net earnings	--	--	386.2	--	--	--	386.2
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	14.3	14.3
Minimum pension liability	--	--	--	--	--	--	--
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	(5.7)	(5.7)

Comprehensive earnings							394.8
Issuance of common stock under employee stock plans	0.2	62.3	--	--	--	--	62.5
Issuance of restricted stock awards	--	7.3	--	--	(7.3)	--	--
Surrender of restricted stock awards	--	--	--	(7.3)	--	--	(7.3)
Cancellation of restricted stock awards	--	(0.3)	--	--	0.3	--	--
Stock compensation	--	6.1	--	--	7.6	--	13.7
Income tax benefit from stock options exercised	--	11.9	--	--	--	--	11.9
Retirement of common stock	(0.5)	(251.7)	--	--	--	--	(252.2)
Purchase of common stock	--	--	--	(337.0)	--	--	(337.0)

BALANCE AT DECEMBER 31, 2005	$14.8	$1,339.7	$1,336.3	$(885.5)	$(6.9)	$90.3	$1,885.7
Comprehensive earnings:
Net earnings	--	--	431.6	--	--	--	431.6
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	(1.1)	(1.1)
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	0.4	0.4

Comprehensive earnings							430.9
Adoption of FASB Statement No. 158, net of tax	--	--	--	--	--	(30.9)	(30.9)
Issuance of common stock under employee stock plans	0.2	91.8	--	--	--	--	92.0
Surrender of restricted stock awards	--	--	--	(3.1)	--	--	(3.1)
Reversal of unamortized deferred compensation balance	--	(6.9)	--	--	6.9	--	--
Stock compensation	--	52.7	--	--	--	--	52.7
Income tax benefit from stock options exercised	--	11.3	--	--	--	--	11.3
Retirement of common stock	(0.6)	(460.9)	--	--	--	--	(461.5)

BALANCE AT DECEMBER 31, 2006	$14.4	$1,027.7	$1,767.9	$(891.6)	$--	$58.7	$1,977.1

The accompanying notes are an integral part of these consolidated financial statements.

(F-6)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$431.6	$386.2	$363.0
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	155.0	149.8	138.8
Stock compensation	52.7	13.7	15.5
Loss on sale of assets	0.8	0.2	1.0
Investment loss	--	3.1	--
Accreted interest on zero coupon-
subordinated notes	10.9	10.7	10.5
Cumulative earnings in excess of
distribution from joint venture partnerships	(1.0)	(11.3)	(3.5)
Deferred income taxes	36.7	18.5	38.9
Change in assets and liabilities (net of
effects of acquisitions):
(Increase) in accounts receivable, net	(47.9)	(15.0)	(8.9)
(Increase)decrease in inventories	(18.8)	0.1	(13.7)
(Increase)decrease in prepaid expenses and other	(16.0)	(5.8)	7.0
(Decrease)increase in accounts payable	(17.6)	24.1	12.3
Increase(decrease) in accrued expenses and other	45.9	(0.1)	(22.8)

Net cash provided by operating activities	632.3	574.2	538.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(115.9)	(93.6)	(95.0)
Proceeds from sale of assets	0.9	1.5	1.8
Deferred payments on acquisitions	(4.0)	(7.3)	(6.7)
Purchases of short-term investments	(1,589.7)	(987.8)	(1,445.4)
Proceeds from sale of short-term investments	1,472.0	1,129.3	1,361.3
Acquisition of licensing technology	(0.6)	(5.4)	(7.9)
Acquisition of business, net of cash acquired	(36.0)	(335.3)	(32.1)

Net cash used for investing activities	(273.3)	(298.6)	(224.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	95.0	385.0	--
Payments on credit facilities	(95.0	(385.0)	--
Proceeds from senior note offering	--	250.0	--
Bank overdraft	34.9	--	--
Payments on other long-term debt	(1.2)	(0.6)	(0.4)
Payment of debt issuance costs	--	(2.4)	--
Payments on long-term lease obligations	(1.8)	(2.6)	(1.5)
Excess tax benefits from stock based compensation	9.1	--	--
Purchase of common stock	(476.5)	(583.7)	(368.1)
Net proceeds from issuance of stock to employees	82.0	62.1	56.3

Net cash provided by(used for) financing activities	(353.5)	(277.2)	(313.7)

Effect of exchange rate changes on cash and cash equivalents	0.6	(0.6)	(0.7)

Net increase(decrease) in cash and cash equivalents	6.1	(2.2)	(0.3)
Cash and cash equivalents at beginning of year	45.4	47.6	47.9

Cash and cash equivalents at end of year	$51.5	$45.4	$47.6

The accompanying notes are an integral part of these consolidated financial statements.

(F-7)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

        Laboratory Corporation of America Holdings with its subsidiaries (the “Company”) is the second largest independent clinical laboratory company in the United States based on 2006 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

        Since its founding in 1971, the Company has grown into a network of 36 primary laboratories and over 1,700 service sites consisting of branches, patient service centers and STAT laboratories. With over 25,000 employees, the Company processes tests on more than 370,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico, Belgium and three provinces in Canada. The Company operates in one business segment.

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

Revenue Recognition:

        Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2006, 2005 and 2004, approximately 20% of the Company’s revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. The Company has capitated agreements with certain managed care customers and recognizes related revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. In 2006, 2005 and 2004, approximately 4% of the Company’s revenues were derived from these capitated agreements.

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
(Dollars and shares in millions, except per share data)

Concentration of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

        The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., were approximately $15.3 at December 31, 2006. Cash equivalents at December 31, 2006, totaled $46.0, which includes amounts invested in treasury bills and short-term bonds.

        Substantially all of the Company’s accounts receivable are with companies and individuals in the health care industry. However, concentrations of credit risk are limited due to the number of the Company’s clients as well as their dispersion across many different geographic regions.

        Accounts receivable balances (gross) from Medicare and Medicaid were $99.3 and $105.4 at December 31, 2006 and 2005, respectively.

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

        The following represents a reconciliation of basic earnings per share to diluted earnings per share: (shares in millions)

	2006			2005			2004

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings
per share	$431.6	124.1	$3.48	$386..2	133..5	$2.89	$363..0	139..4	$2.60

Stock options	--	1..3		--	1.0		--	0.9
Restricted stock awards and other	--	0..7		--	0.4		--	0.4
Interest on convertible debt, net of tax	5..3	8..6		6.5	10.0		6.2	10.0

Diluted earnings
per share:	$436.9	134.7	$3.24	$392..7	144.9	$2.71	$369..2	150.7	$2.45

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,

	2006	2005	2004

Stock options	1.1	--	1.5

Stock Compensation Plans:

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123(R) using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a straight line basis over the

(F-9)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

service periods of each award. The Company calculated forfeiture rates for 2006 based on its historical experience.

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

        As a result of adopting SFAS 123(R), the Company’s net earnings were reduced by $13.9 ($23.3 on a pre-tax basis). The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.11 per share. In addition, in connection with the adoption of SFAS 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased for the year ended December 31, 2006 by $9.1 related to excess tax benefits from stock-based compensation arrangements.

        During the second half of 2006, the Company recorded charges of approximately $11.6, related to the acceleration of the recognition of stock compensation due to the announced retirement of the Company’s Chief Executive Officer, effective December 31, 2006.

        The following tables summarize the components of the Company’s stock-based compensation programs recorded as expense for the years ended December 31, 2006, 2005, and 2004:

	2006			2005			2004

	Pre-tax Expense	Tax Benefit	Net	Pre-tax Expense	Tax Benefit	Net	Pre-tax Expense	Tax Benefit	Net

Stock option and stock
purchase plans	$23.3	$(9.4)	$13.9	$--	$--	$--	$--	$--	$--
Restricted stock and
performance share awards	17.7	(7.1)	10.6	13.7	(5.5)	8.2	15.5	(6.4)	9.1
CEO retirement charge	11.6	(4.6)	7.0	--	--	--	--	--	--

Total share based
compensation	$52.7	$(21.1)	$31.6	$13.7	$(5.5)	$8.2	$15.5	$(6.4)	$9.1

        The following table shows the pro forma net income for the years ended December 31, 2005 and 2004 as if the fair value based method had been applied to all awards:

	2005	2004

Net earnings, as reported	$386.2	$363.0
Add: Stock-based compensation recorded as expense, net of related tax effects	8.2	9.1
Deduct: Total stock-based compensation determined under fair value method for all awards, net of related tax effects	(24.8)	(29.9)

Pro forma net income	$369.6	$342.2

Basic earnings per common share As reported	$2.89	$2.60
Pro forma	2.77	2.45
Diluted earnings per common share As reported	$2.71	$2.45
Pro forma	2.55	2.27

        See note 14 for assumptions used in calculating pro forma compensation expense for the employee stock option and stock purchase plans.

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

Short-Term Investments:

        The items classified as short-term investments are principally Auction Rate Securities (ARS), Variable Rate Demand Notes (VRDN), and U.S. Government Agency securities. The Company classifies the ARS and VRDN as available-for-sale. Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within shareholders’ equity. The securities that the Company has classified as available-for-sale generally trade at par and as a result typically do not have any realized or unrealized gains or losses. No gains or losses were realized on sales of ARS and VRDN for the years ended December 31, 2006, 2005, and 2004. As of December 31, 2006, there are no unrealized holding gains or losses on these securities. The Company had $135.4 and $17.7 of ARS and VRDN classified as short-term investments as of December 31, 2006 and 2005, respectively.

        The U.S. Government Agency securities with original maturities between six and twelve months are carried at cost, which approximates market. It is the intent of the Company to hold these investments until they mature or are called by the issuer.

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
(Dollars and shares in millions, except per share data)

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

        The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no instances of impairment as of December 31, 2006.

Intangible Assets:

        Intangible assets (patents and technology, customer lists and non-compete agreements), are amortized on a straight-line basis over the expected periods to be benefited, such as legal life for patents and technology, 10 to 25 years for customer lists and contractual lives for non-compete agreements.

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

        Based upon independent appraisals, these embedded derivatives had no fair market value at December 31, 2006 and 2005.

(F-12)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Fair Value of Financial Instruments:

        The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, income taxes receivable, senior notes and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero coupon-subordinated notes, based on market pricing, was approximately $729.7 and $567.3 as of December 31, 2006 and 2005, respectively.

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

3. CEO RETIREMENT

        On July 21, 2006, the Company announced the retirement of its Chief Executive Officer (“CEO”), Thomas P. Mac Mahon, effective December 31, 2006. During the second half of 2006, the Company recorded charges of approximately $12.3, which included $11.6 related to the acceleration of the recognition of stock compensation and $0.7 related to the acceleration of certain defined benefit plan obligations.

        On July 20, 2006, Mr. Mac Mahon entered into a consulting agreement with the Company effective January 1, 2007, following the announcement of his retirement as CEO on December 31, 2006. The agreement provides for additional services to be provided by Mr. Mac Mahon following the termination of his employment as CEO to assist the Company during a transition period. Mr. Mac Mahon will remain as Chairman of the Board. The Agreement provided for an additional five years of age for purposes of calculating pension benefits. The agreement has a term of six months up to sixteen months.

        On November 29, 2006, Mr. Mac Mahon entered into an Aircraft Time Sharing Agreement with the Company. Under the provisions of this agreement, Mr. Mac Mahon may sublease from time to time aircraft possessed by the Company, subject to the prior permission and approval of the Company provided such use shall not be for purposes of providing transportation of passengers or cargo in air commerce for compensation or hire. The agreement is for a one-year period and automatically renews for additional one-year periods until 2026 in the absence of written notice of non-renewal at least ten days prior to the applicable renewal period. Mr. Mac Mahon is responsible for the direct operating costs of the aircraft for each flight undertaken under this time sharing agreement.

4. RESTRUCTURING AND OTHER SPECIAL CHARGES

        During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan is directed at reducing redundant facilities, while maintaining the goal of providing excellent customer service. In connection with the integration plan, the Company recorded $11.9 of costs associated with the execution of the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $10.1 million related to employee severance benefits for approximately 700 employees, with the remainder primarily related to contractual obligations associated with leased facilities. Employee groups affected as a result of this plan included those involved in the collection and testing of specimens, as well as administrative and other support functions.

        The Company also recorded a special charge of $5.0 related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

(F-13)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

5. INVESTMENTS IN JOINT VENTURE PARTNERSHIPS

        At December 31, 2006 the Company had investments in the following joint venture partnerships:

Location	Net Investment	Percentage Interest Owned

Milwaukee, Wisconsin	$4.2	50.00%
Ontario, Canada	$518.8	72.99%
Alberta, Canada	$54.8	43.37%

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

        Condensed unconsolidated financial information for the joint venture partnerships is shown in the following table.

	2006	2005

As of December 31:
Current assets	$54.6	$55.0
Other assets	133.6	132.0

Total assets	$188.2	$187.0

Current liabilities	$24.6	$24.4
Other liabilities	0.6	1.4

Total liabilities	$25.2	$25.5
Partners' equity	163.0	161.5

Total liabilities and partners' equity	$188.2	$187.0

	2006	2005	2004

For the period January 1 - December 31:
Net sales	$361.7	$321.4	$280.8
Gross profit	165.3	144.6	127.2
Net earnings	102.0	93.1	77.8

        The Company’s recorded investments in the Ontario and Alberta joint venture partnerships at December 31, 2006, include $417.6 and $46.5, respectively of value assigned to these two partnerships’ Canadian licenses (with an indefinite life and deductible for tax), to conduct diagnostic testing services in their respective provinces.

6. ACCOUNTS RECEIVABLE, NET

	December 31, 2006	December 31, 2005

Gross accounts receivable	$643.6	$618.0
Less allowance for doubtful accounts	(102.3)	(124.6)

	$541.3	$493.4

        The provision for doubtful accounts was $176.5, $179.3 and $192.7 in 2006, 2005 and 2004 respectively. In addition, in 2005 the Company recorded a special charge of $4.7 related to forgiveness of amounts owed by patients and clients in the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

(F-14)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

7. PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2006	December 31, 2005

Land	$14.6	$14.2
Buildings and building improvements	93.6	91.4
Machinery and equipment	421.1	382.9
Software	239.5	202.0
Leasehold improvements	100.1	94.3
Furniture and fixtures	25.9	24.1
Construction in progress	36.2	33.3
Buildings under capital leases	5.4	5.4
Equipment under capital leases	3.5	3.5

	939.9	851.1

Less accumulated depreciation and amortization of capital leases	(546.7)	(469.6)

	$393.2	$381.5

        Depreciation expense and amortization of capital lease assets was $102.2, $97.2 and $93.0 for 2006, 2005 and 2004, respectively. Depreciation of software was $33.8, $30.2, and $28.9 for 2006, 2005 and 2004, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill (net of accumulated amortization) for the years ended December 31, 2006 and 2005 are as follows:

        The components of identifiable intangible assets are as follows:

	2006	2005

Balance as of January 1	$1,477.0	$1,300.4
Goodwill acquired during the year	19.6	171.0
Adjustments to goodwill	(12.6)	5.6

Goodwill, net	$1,484.0	$1,477.0

        The components of identifiable intangible assets are as follows:

	December 31, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$690.3	$(215.7)	$675.8	$(181.6)
Patents, licenses and technology	89.1	(38.0)	88.5	(28.0)
Non-compete agreements	27.4	(23.9)	25.6	(22.5)
Trade name	100.5	(19.5)	100.7	(12.8)

	$907.3	$(297.1)	$890.6	$(244.9)

        A summary of intangible assets acquired during 2006, and their respective weighted average amortization periods are as follows:

	Amount	Weighted Average Amortization Period

Customer lists	$14.5	10.0
Patents, licenses and technology	0.6	6.3
Non-compete agreements	1.8	5.0

	$16.9	9.3

(F-15)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        Amortization of intangible assets was $52.2, $51.4 and $42.7 in 2006, 2005 and 2004, respectively. Amortization expense of intangible assets is estimated to be $51.8 in fiscal 2007, $49.2 in fiscal 2008, $48.2 in fiscal 2009, $45.8 in fiscal 2010, $41.8 in fiscal 2011, and $373.4 thereafter.

        The Company paid approximately $0.6 in 2006 and $5.4 in 2005 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. These amounts are being amortized over the life of the licensing agreements.

9. ACCRUED EXPENSES AND OTHER

	December 31, 2006	December 31, 2005

Employee compensation and benefits	$109.7	$78.0
Self-insurance reserves	46.1	46.1
Other tax accruals	53.0	44.4
Accrued taxes payable	1.6	9.2
Royalty and license fees payable	6.5	5.7
Accrued repurchases of common stock	--	15.0
Restructuring reserves	3.3	5.8
Acquisition related reserves	6.5	9.1
Interest payable	8.6	8.6
Other	7.7	5.4

	$243.0	$227.3

10. OTHER LIABILITIES

	December 31, 2006	December 31, 2005

Post-retirement benefit obligation	$45.8	$46.1
Restructuring reserves	3.0	5.9
Self-insurance reserves	13.2	13.2
Acquisition related reserves	3.9	8.8
Other	14.6	14.6

	$80.5	$88.6

11. DEBT

        Short-term borrowings and current portion of long-term debt at December 31, 2006 and 2005 consisted of the following:

	December 31, 2006	December 31, 2005

Zero coupon convertible subordinated notes	$554.4	$544.4
Current portion of long-term debt	--	0.2

Total short-term borrowings and current portion of long term debt	$554.4	$544.6

        Long-term debt at December 31, 2006 and 2005 consisted of the following:

	December 31, 2006	December 31, 2005

Senior notes due 2013	352.6	353.0
Senior notes due 2015	250.0	250.0
Other long-term debt	0.4	1.5

Total long-term debt	$603.0	$604.5

Revolving Credit Facility

        On January 13, 2005, the Company entered into a 5 year $350.0 unsecured revolving credit facility with Credit Suisse First Boston and UBS Securities LLC, acting as Co-Lead Arrangers, and a group of financial institutions for borrowings of up to $350.0. The facility also provides for an accordion feature whereby the Company can increase the amounts available under the facility up to an additional $150.0,

(F-16)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

with the consent of the lenders, if needed to support the Company’s growth. There were no balances outstanding on the Company’s revolving credit facility at December 31, 2006 and December 31, 2005. The revolving credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. As of December 31, 2006, the interest rate on the revolving credit facility was 5.8%.

        The senior credit facility is available for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and other payments, and acquisitions. The agreement contains certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The covenants also restrict the payment of dividends. The Company is in compliance with all covenants at December 31, 2006.

Zero Coupon Convertible Subordinated Notes

        In 2001, the Company sold $744.0 aggregate principal amount at maturity of its zero coupon convertible subordinated notes (the “notes”) due 2021. The notes, which are subordinate to the Company’s bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 13.4108 shares of the Company’s common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

1)

If the sales price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter reaches specified thresholds (beginning at 120% and declining 0.1282% per quarter until it reaches approximately 110% for the quarter beginning July 1, 2021 of the accreted conversion price per share of common stock on the last day of the preceding quarter). The accreted conversion price per share will equal the issue price of a note plus the accrued original issue discount and any accrued contingent additional principal, divided by the number of shares of common stock issuable upon conversion of a note on that day. The conversion trigger price for the fourth quarter of 2006 was approximately $65.37.

2)

If the credit rating assigned to the notes by Standard & Poor’s Ratings Services is at or below BB-. 3) If the notes are called for redemption. 4) If specified corporate transactions have occurred (such as if the Company is party to a consolidation, merger or binding share exchange or a transfer of all or substantially all of its assets).

        Holders of the notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2011 at $819.54 per note, plus any accrued contingent additional principal and any accrued contingent interest thereon.

        The Company may redeem for cash all or a portion of the notes at any time on or after September 11, 2006 at specified redemption prices per one thousand dollar principal amount at maturity of the notes.

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

        On October 2, 2006, the Company announced that its zero-coupon subordinated notes could be converted into Common Stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of September 11, 2001 between the Company and The Bank of New York, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, Holders were required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2006, through the close of business on the last business day of the calendar quarter, which was 5:00 p.m., New York City time, on Friday, December 29, 2006. At December 31,

(F-17)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

2006, $1.3 of the $744 aggregate principal amount at maturity had been converted into 0.017 shares of the Company’s common stock.

Exchange Offer for Zero-coupon Subordinated Notes

        On September 22, 2006, the Company announced that it had commenced an exchange offer related to its zero-coupon subordinated notes due 2021. In the exchange offer, the Company offered to exchange a new series of zero-coupon convertible subordinated notes due September 11, 2021 (the “New Notes”) and an exchange fee of $2.50 per $1,000 aggregate principal amount at maturity for all of the outstanding zero-coupon subordinated notes due 2021 (the “Old Notes”).

        The purpose of the exchange offer was to exchange the Old Notes for the New Notes with certain different terms, including the addition of a net share settlement feature. The net share settlement feature will require the Company to satisfy its obligation due upon conversion to holders of the New Notes in cash for a portion of the conversion obligation equal to the accreted principal of the New Notes and in shares for the remainder of the conversion value. In addition, the New Notes provide that the Company will eliminate its option to issue shares in lieu of paying cash if and when the Company repurchases the New Notes at the option of holders.

        On October 23, 2006, the exchange offer expired. Following settlement of the exchange, $741.2 in aggregate principal amount at maturity of the New Notes and $2.6 in aggregate principal amount at maturity of the Old Notes were outstanding.

        On January 9, 2007, the Company announced that its zero-coupon subordinated notes could be converted into Common Stock subject to the terms of the note and Indenture agreements dated September 11, 2001 for the Old Notes and to the note and Indenture agreements dated October 24, 2006 for the New Notes. In order to exercise the option to convert all or a portion of the LYONs or Zero Coupon Notes, holders must validly surrender their LYONs or Zero Coupon Notes at any time during the calendar quarter through the close of business at 5:00p.m., New York City time, on Monday, April 2, 2007.

Senior Notes due 2013

        On January 17, 2003, in conjunction with the acquisition of DIANON, the Company borrowed $350.0 under a bridge loan agreement with Credit Suisse First Boston, acting as Administrative Agent. On January 31, 2003, the Company sold $350.0 aggregate principal amount of Senior Notes due January 31, 2013. The Notes bear interest at the rate of 5 1/2% per annum from February 1, 2003, payable semi-annually on February 1 and August 1, commencing on August 1, 2003. Proceeds from the issuance of these Notes ($345.1), together with cash on hand was used to repay the $350.0 principal amount of the Company’s bridge loan, and as a result, such bridge loan was terminated.

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

12. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

        The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. Common shares issued and outstanding are summarized in the following table:

	2006	2005

Issued	143.8	148.0
In treasury	(21.6)	(21.5)

Outstanding	122.2	126.5

(F-18)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There are no preferred shares outstanding as of December 31, 2006.

        The changes in common shares issued and held in treasury are summarized below:

Common shares issued

	2006	2005	2004

Common stock issued at January 1	148.0	150.7	148.9
Common stock issued under employee stock plans	2.5	2.1	1.8
Retirement of common stock	(6.7)	(4.8)	--

Common stock issued at December 31	143.8	148.0	150.7

Common shares held in treasury

	2006	2005	2004

Common shares held in treasury at January 1	21.5	14.5	5.5
Purchase of common stock	--	6.8	8.9
Surrender of restricted stock awards	0.1	0.2	0.1

Common shares held in treasury at December 31	21.6	21.5	14.5

Share Repurchase Program

        During fiscal 2006, the Company purchased 6.7 shares of its common stock (including 3.4 shares acquired in an accelerated share repurchase transaction) at a total cost of $438.6. As of December 31, 2006, the Company had outstanding authorizations from the Board of Directors to purchase approximately $350.2 of Company common stock.

        On November 6, 2006, the Company executed an accelerated share repurchase transaction with an affiliate of Lehman Brothers Inc. for the acquisition of 3.4 shares of the Company’s outstanding common stock for an initial purchase price of $73.40 per share. The Company used cash on hand to pay for the shares. The purchase price for these shares is subject to an adjustment based on the volume weighted average price of the Company’s stock during a period following execution of the agreement. The total cost of the initial purchase was approximately $253.6, including a cap premium of $3.5. The forward contract associated with the accelerated share repurchase transaction was accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 0019”) as an equity instrument. The purchase price adjustment was settled in the first quarter of 2007 and resulted in the receipt of 0.1 additional shares by the Company. The purchase price adjustment did not require the Company to make any additional cash payment. The initial shares repurchased under the accelerated share repurchase agreement were retired.

        On December 7, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 4.8 shares of the Company’s outstanding common stock for an initial purchase price of $52.04 per share. The transaction was financed with borrowings under the Company’s revolving line of credit. The Company used cash on hand and the proceeds of the Senior Notes due 2015 to repay borrowings under the Company’s revolving credit facility. Pursuant to the agreement with the bank, the bank purchased 4.8 shares in the open market over the period ended June 13, 2006. At the end of the purchase period, the Company made a cash payment of $22.9 to the bank to settle its obligation for the purchase price adjustment based on the volume weighted average purchase price of the shares acquired compared to the initial purchase price. The total cost of the initial purchase was approximately $251.7, including a $1.5 cap premium and $0.2 in commissions and other fees. The shares repurchased under the overnight share repurchase agreement were immediately canceled and returned to the status of authorized but unissued shares.  The Company reduced common stock and additional paid in capital by approximately $0.5 and $251.2, respectively to record the initial purchase price. The forward contract

(F-19)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

associated with the overnight share repurchase transaction was accounted for in accordance with EITF 00-19 as an equity instrument. The $22.9 paid in connection with the price adjustment was recorded as a reduction to additional paid in capital. The diluted net income per share calculation for the year ended December 31, 2006 includes the potential shares of common stock that could have been issued to settle the overnight share repurchase transaction.

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

Accumulated Other Comprehensive Earnings

         The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Adoption of FASB Statement No. 158	Accumulated Other Comprehensive Earnings

Balance at December 31, 2003	$55.7	$(21.0)	$--	$34.7
Current year adjustments	40.3	35.6	--	75.9
Tax effect of adjustments	(14.7)	(14.2)	--	(28.9)

Balance at December 31, 2004	81.3	0.4	--	81.7
Current year adjustments	14.3	--	--	14.3
Tax effect of adjustments	(5.7)		--	(5.7)

Balance at December 31, 2005	89.9	0.4	--	90.3
Current year adjustments	(1.1)	--	(51.2)	(52.3)
Tax effect of adjustments	0.4	--	20.3	20.7

Balance at December 31, 2006	$89.2	$0.4	$(30.9)	$58.7

13. INCOME TAXES

        The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income

	2006	2005	2004

Domestic	$717.4	$639.7	$618.8
Foreign	3.5	1.0	(3.5)

Total pre-tax income	$720.9	$640.7	$615.3

(F-20)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

	Years Ended December 31,

	2006	2005	2004

Current:
Federal	$204.0	$186.5	$165.6
State	43.2	43.0	40.5
Foreign	5.4	6.5	7.3

	$252.6	$236.0	$213.4

Deferred:
Federal	$26.3	$13.6	$32.1
State	7.5	3.1	7.4
Foreign	2.9	1.8	(0.6)

	36.7	18.5	38.9

	$289.3	$254.5	$252.3

        The tax benefit associated with option exercises from stock plans reduced taxes currently payable by approximately $20.4, $11.9 and $11.1 in 2006, 2005 and 2004, respectively. Such benefits are recorded as additional paid-in-capital.

        The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

	Years Ended December 31,

	2006	2005	2004

Statutory federal rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	4.3	4.5	4.4
Change in valuation allowance	--	0.2	--
Dividend received deduction for foreign repatriation	--	(1.1)	--
Other	0.8	1.1	1.6

Effective rate	40.1%	39.7%	41.0%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2006	December 31, 2005

Deferred tax assets:
Employee compensation and benefits	$43.9	$--
Accounts receivable	--	4.3
Self-insurance reserves	22.3	18.0
Postretirement benefit obligation	18.1	18.2
Acquisition and restructuring reserves	6.2	20.1
Tax loss carryforwards	16.9	26.6
Other	1.7	6.9

	109.1	94.1

Less valuation allowance	(3.9)	(3.9)

Net deferred tax assets	105.2	90.2

Deferred tax liabilities:
Employee compensation and benefits	--	(2.3)
Accounts receivable	(14.7)	--
Deferred earnings	(18.1)	(15.3)
Intangible assets	(282.0)	(268.0)
Property, plant and equipment	(29.8)	(41.8)
Zero coupon-subordinated notes	(90.6)	(69.7)
Currency translation adjustment	(57.9)	(58.7)

Total gross deferred tax liabilities	(493.1)	(455.8)

Net deferred tax liabilities	$(387.9)	$(365.6)

(F-21)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The Company has state tax loss carryovers of approximately $29.3, which expire in 2007 through 2024. In addition, the Company has federal tax loss carryovers of approximately $41.4 expiring periodically through 2024. The utilization of these tax loss carryovers is limited due to change of ownership rules. However, at this time the Company expects to fully utilize substantially all of its tax loss carryovers.

        All income tax years through and including 2003 have been finalized with the Internal Revenue Service. Management believes adequate provisions have been recorded related to all open tax years.

        The Company provided for taxes on undistributed earnings of foreign subsidiaries.

14. STOCK COMPENSATION PLANS

Stock Incentive Plans

        There are currently 19.7 million shares authorized for issuance under the 2000 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the 1994 Stock Option Plan. Each of these plans was approved by shareholders. At December 31, 2006, there were 1.9 million additional shares available for grant under the Company’s stock option plans.

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

        Changes in options outstanding under the plans for the periods indicated were as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6.0	$38.10
Granted	1.4	58.58
Exercised	(2.1)	35.65
Cancelled	(0.2)	50.90

Outstanding at December 31, 2006	5.1	$44.10	7.0	$150.2

Vested and expected to vest at December 31, 2006	5.0	$43.73	7.0	$147.3
Exercisable at December 31, 2006	2.5	$36.76	5.7	$93.6

         The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

        Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004

Cash received by the Company	$72.9	$49.7	$48.9
Tax benefits realized	$19.0	$11.0	$10.2
Aggregate intrinsic value	$48.0	$27.9	$25.8

(F-22)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The following table summarizes information concerning currently outstanding and exercisable options.

Options Outstanding				Options Exercisable

		Weighted Average

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 4.84 - 33.06	1.0	4.7	$28.69	1.0	$28.68
$ 34.25 - 39.00	1.0	7.1	$38.96	0.5	$38.93
$ 39.15 - 43.53	0.8	5.1	$42.38	0.7	$42.39
$ 47.89 - 47.89	1.0	8.2	$47.89	0.3	$47.89
$ 48.02 - 59.37	1.3	9.1	$58.43	--	$48.66

	5.1	7.0	$44.10	2.5	$36.76

        The following table shows the weighted average grant-date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates:

	2006	2005	2004

Fair value per option	$12.24	$15.62	$13.66

Valuation assumptions
Weighted average expected life (in years)	3.1	3.1	3.1
Risk free interest rate	4.3%	4.4%	3.5%
Expected volatility	0.2	0.4	0.5
Expected dividend yield	0.0%	0.0%	0.0%

        The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company uses historical data to calculate the expected life of the option. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2006, expense related to the Company’s stock option plan totaled $21.0.

Restricted Stock and Performance Shares

        The following table summarizes grants of restricted stock and performance shares (“nonvested shares”) made by the Company to officers, key employees, and non-employee directors under all plans. Restricted stock becomes vested annually in equal one third increments beginning on the first anniversary of the grant. The performance share awards represent a three year award opportunity for the period 2005-2007 and become vested in 2008. Performance share awards are subject to certain earnings per share and revenue targets, the achievement of which may increase or decrease the number of shares which the grantee receives upon vesting. The unearned restricted stock and performance share compensation is being amortized to expense over the applicable vesting periods. For 2006, 2005 and 2004, total restricted stock and performance share compensation expense was $17.7, $13.7 and $15.5, respectively.

        The fair value of restricted stock and performance share awards is determined based on the closing price of the Company’s common stock on the day immediately preceding the grant date.

        The following table shows a summary of nonvested shares for the year ended December 31, 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2006	1.0	$45.16
Granted	0.2	58.60
Vested	(0.2)	41.58
Adjustments	0.1	48.10

Nonvested at December 31, 2006	1.1	48.01

(F-23)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        As of December 31, 2006, there was $19.7 of total unrecognized compensation cost related to nonvested restricted stock and performance share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan, begun in 1997 and amended in 1999 and 2004, with 4.5 million shares of common stock authorized for issuance. The plan permits substantially all employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 207, 209, and 247 thousand shares were purchased by eligible employees in 2006, 2005 and 2004 respectively. For 2006, expense related to the Company’s employee stock purchase plan was $2.3.

        The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	2006	2005	2004

Fair value per option	$11.48	$14.40	$10.99

Valuation assumptions
Risk free interest rate	5.0%	2.8%	1.3%
Expected volatility	0.1	0.1	0.2
Expected dividend yield	0.0%	0.0%	0.0%

15. COMMITMENTS AND CONTINGENT LIABILITIES

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
(Dollars and shares in millions, except per share data)

adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations.

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation.. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At December 31, 2006 and 2005, the Company had provided letters of credit aggregating approximately $111.7 and $62.6 respectively, primarily in connection with certain insurance programs and contractual guarantees on obligations under a new customer contract. The Company’s availability under its revolving credit facility is reduced by amount of these letters of credit.

        On October 3, 2006, the Company announced that it had entered into a new, ten-year agreement with UnitedHealthcare Insurance Company (UnitedHealthcare), effective January 1, 2007. Under the terms of the Agreement, the Company became UnitedHealthcare’s exclusive national laboratory, offering a comprehensive suite of services, and will also work with other regional and local laboratory providers to selectively develop, implement and manage for UnitedHealthcare a series of laboratory networks in selected regions across the United States. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200 for transition costs related to developing an expanded network in the Oxford, MAMSI and Neighborhood Health Partnership markets, as well as in California and Colorado.

        The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with noncancellable terms of one year or more at December 31, 2006 are as follows:

	Operating	Capital

2007	$83.4	$1.3
2008	64.6	--
2009	47.6	--
2010	33.2	--
2011	25.8	--
Thereafter	49.4	--

Total minimum lease payments	304..0	1.3
Less:
Amounts included in restructuring and acquisition related accruals	(14..9)	(0.4)
Amounts representing interest	--	(0.1)
Non-cancellable sub-lease income	(1.8)	(0.2)

Total minimum operating lease payments and present value of minimum capital lease payments	$287..3	$0.6

Current		$0.6
Non-current		--

		$0.6

        Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $130.9, $119.6 and $106.6 for the years ended December 31, 2006, 2005 and 2004, respectively.

        At December 31, 2006, the Company was named as guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture that the Company owns a fifty percent interest in and have a five year term.

16. PENSION AND POSTRETIREMENT PLANS

         Effective December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other

(F-25)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. The impact of SFAS No. 158 as of December 31, 2006, was a decrease of the Company’s other assets by $26.4, increase of its accrued liabilities by $4.5 for pension and postretirement medical benefits, which resulted in a decrease to shareholders’ equity of approximately $30.9, net of tax in the Company’s consolidated balance sheet as of December 31, 2006.

Pension Plans

        The Company maintains a defined contribution retirement plan for substantially all employees. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $13.8, $12.8 and $11.0 in 2006, 2005 and 2004, respectively.

        In addition, substantially all employees of the Company are covered by a defined benefit retirement plan (the “Company Plan”). The benefits to be paid under the Company Plan are based on years of credited service and average final compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations. The Company did not make any contributions to the Company Plan in 2006 and at the present time, does not plan to make any contributions in 2007.

        The Company also has a nonqualified supplemental retirement plan which covers its senior management group that provides for the payment of the difference, if any, between the amount of any maximum limitation on annual benefit payments under the Employee Retirement Income Security Act of 1974 and the annual benefit that would be payable under the Company Plan but for such limitation. This plan is an unfunded plan.

        The effect on operations for both the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows:

	Year end December 31,

	2006	2005	2004

Service cost for benefits earned	$17.1	$15.7	$13.9
Interest cost on benefit obligation	14.5	13.8	12.8
Expected return on plan assets	(21.4)	(21.0)	(16.9)
Net amortization and deferral	4.4	1.3	1.5
CEO retirement charge	0.7	--	--

Defined benefit plans costs	$15.3	$9.8	$11.3

        Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $47.1 and unrecognized prior service cost of $4.0. The accumulated other comprehensive earnings that are expected to be recognized as components of the defined benefit plan costs during 2007 are $1.9 related to amortization of net loss and $0.6 related to recognition of prior service costs.

        A summary of the changes in the projected benefit obligations of the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows:

	2006	2005

Balance at January 1	$263.4	$233.0
Service cost	17.1	15.7
Interest cost	14.5	13.8
Actuarial loss	(1.4)	15.5
Amendments	(0.7)	(1.8)
Benefits paid	(15.1)	(12.8)
CEO retirement charge	0.7	--

Balance at December 31	$278.5	$263.4

        The Accumulated Benefit Obligation was $273.3 and $258.8 at December 31, 2006 and 2005, respectively.

(F-26)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        A summary of the changes in the fair value of plan assets follows:

	2006	2005

Fair value of plan assets at beginning of year	$259.1	$248.6
Actual return on plan assets	32.4	16.8
Employer contributions	0.4	8.3
Benefits paid	(17.2)	(14.6)

Fair value of plan assets at end of year	$274.7	$259.1

        Weighted average assumptions used in the accounting for the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows:

	2006	2005	2004

Discount rate	6.00%	5.60%	6.00%
Compensation increases	3.0%	3.0%	3.0%
Expected long term rate of return	8.5%	8.5%	8.5%

        The Company maintains an investment policy for the management of the Company Plan’s assets. The objective of this policy is to build a portfolio designed to achieve a balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. The Company’s plan asset allocations at December 31, 2006 and 2005 for the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows, target allocation for 2007, and expected long-term rate of return by asset category are as follows:

	Target Allocation 2007	Percentage of Plan Assets at December 31, 2006 2005	Weighted-Average Expected Long-Term Rate of Return - 2006

Equity securities	70.0%	69.9% 69.2%	6.8%
Debt securities	30.0%	30.1% 30.7%	1.7%

        The following assumed benefit payments under the Company’s defined benefit and nonqualified supplemental retirement plans, which reflect expected future service, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2007	$ 18.0
2008	18.9
2009	19.4
2010	20.8
2011	22.3
Years 2012-2016	141.6

Post-retirement Medical Plan

        The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Year end December 31,

	2006	2005	2004

Service cost for benefits earned	$0.6	$0.7	$0.8
Interest cost on benefit obligation	2.2	2.6	3.1
Actuarial loss	(2.1)	(2.2)	(1.9)
Net amortization and deferral	--	0.3	0.7

Post-retirement medical plans costs	$0.7	$1.4	$2.7

(F-27)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $5.9 and unrecognized prior service credit of $5.8. The accumulated other comprehensive earnings that are expected to be recognized as components of the post-retirement medical plan cost during 2007 are $0.1 related to amortization of net loss and ($2.1) related to recognition of prior service credits.

        A summary of the changes in the accumulated post retirement benefit obligation follows:

	2006	2005

Balance at January 1	$43.3	$43.6
Service cost for benefits earned	0.6	0.6
Interest cost on benefit obligation	2.3	2.6
Participants contributions	0.4	0.4
Actuarial gain	0.8	(2.3)
Benefits paid	(1.6)	(1.6)

Balance at December 31	$45.8	$43.3

        The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation was 6.0% and 5.6% as of December 31, 2006 and 2005, respectively. The health care cost trend rate-medical was assumed to be 10.0% and 10.0% as of December 31, 2006 and 2005, respectively, and the trend rate-prescription was assumed to be 12.0% and 12.0% as of December 31, 2006 and 2005, respectively, declining gradually to 5.0% in the year 2014. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2006 by $6.9. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the 2006 postretirement benefit costs results in an increase of $0.5 or decrease of $0.4.

        The following assumed benefit payments under the Company’s postretirement benefit plan, which reflect expected future service, as appropriate, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2007	$ 1.5
2008	1.6
2009	1.7
2010	1.9
2011	2.1
Years 2012-2016	13.1

17. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,

	2006	2005	2004

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$33.3	$19.3	$19.3
Income taxes, net of refunds	223.2	233.3	170.7

Disclosure of non-cash financing and investing activities:
Issuance of restricted stock awards	8.9	7.3	0.7
Surrender of restricted stock awards	3.1	7.3	6.8
Accrued repurchases of common stock	--	15.0	10.0

(F-28)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

18. QUARTERLY DATA (UNAUDITED)

        The following is a summary of unaudited quarterly data:

	Year ended December 31, 2006

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$878.6	$903.7	$909.9	$898.6	$3,590.8
Gross profit	372.7	392.8	384.9	379.0	1,529.4
Net earnings	101.9	116.4	109.6	103.7	431.6
Basic earnings per
common share	0.82	0.94	0.88	0.84	3.48
Diluted earnings per
common share	0.76	0.87	0.81	0.81	3.24

	Year ended December 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$799.1	$853.3	$852.9	$822.3	$3,327.6
Gross profit	338.3	364.9	354.6	332.5	1,390.3
Net earnings	96.6	106.0	94.7	88.9	386.2
Basic earnings per
common share	0.72	0.79	0.71	0.68	2.89
Diluted earnings per
common share	0.67	0.74	0.66	0.64	2.71

19. NEW ACCOUNTING PRONOUNCEMENTS

        In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109". FIN 48 clarifies how companies should recognize, measure, present, and disclose uncertain tax positions. FIN 48 also provides guidance on derecognition, interest and penalties, accounting for interim periods, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is adopting the interpretation effective January 1, 2007. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings. Based on its evaluation as of December 31, 2006, the Company does not believe that FIN 48 will have a material impact on its financial statements..

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

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any, of SFAS 159 on its consolidated financial statements.

(F-29)

Schedule II

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2006, 2005 and 2004
(Dollars in millions)

		Additions

	Balance at beginning of year	Charged to Costs and Expense	Additions as a Result of Acquisitions	Other (Deduct- ions Additions(1)	Balance at end of year

Year ended December 31, 2006:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$124.6	$176.5	$--	$(198.8)	$102.3

Valuation allowance-
deferred tax assets	$3.9	$--	$--	--	$3.9

Year ended December 31, 2005:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$137.1	$184.0	$17.0	$(213.5)	$124.6

Valuation allowance-
deferred tax assets	$2.7	$1.2	$--	--	$3.9

Year ended December 31, 2004:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$133.1	$192.7	$--	$(188.7)	$137.1

Valuation allowance-
deferred tax assets	$2.7	$--	$--	--	$2.7

(1) Other (Deductions)Additions consists primarily of write-offs of accounts receivable amounts.

(F-30)