Form 10-Q
period 2007-05-01
LABORATORY CORP OF AMERICA HOLDINGS
filed 2007-05-01
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer's common stock is 117.6 million shares, net of treasury stock as of April 24, 2007.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets March 31, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations Three months ended March 31, 2007 and 2006

Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2007 and 2006

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2007 and 2006

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$6.5	$51.5
Short-term investments	70.2	135.4
Accounts receivable, net	609.9	541.3
Supplies inventories	77.8	84.3
Prepaid expenses and other	48.0	53.2
Deferred income taxes	11.6	21.3

Total current assets	824.0	887.0

Property, plant and equipment, net	407.4	393.2
Goodwill, net	1,488.5	1,484.0
Intangible assets, net	602.0	610.2
Investments in joint venture partnerships	591.9	577.9
Other assets, net	45.4	48.5

Total assets	$3,959.2	$4,000.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124.0	$133.5
Accrued expenses and other	270.9	243.0
Short term borrowings and current portion of long-term debt	637.0	554.4

Total current liabilities	1,031.9	930.9

Long-term debt, less current portion	602.9	603.0
Deferred income taxes and other tax liabilities	456.5	409.2
Other liabilities	80.8	80.6

Total liabilities	2,172.1	2,023.7

Commitments and contingent liabilities	--	--

Shareholders' equity:
Common stock, 117.6 and 122.2 shares outstanding at
March 31, 2007 and December 31, 2006, respectively	13.9	14.4
Additional paid-in capital	718.4	1,027.7
Retained earnings	1,889.4	1,767.9
Less common stock held in treasury	(897.0)	(891.6)
Accumulated other comprehensive earnings	62.4	58.7

Total shareholders' equity	1,787.1	1,977.1

Total liabilities and shareholders' equity	$3,959.2	$4,000.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,

	2007	2006

Net sales	$998.7	$878.5
Cost of sales	577.0	505.8

Gross profit	421.7	372.7

Selling, general and administrative expenses	205.0	190.9
Amortization of intangibles	13.3	13.0

Operating income	203.4	168.8

Other income (expenses):
Interest expense	(12.6)	(11.9)
Income from joint venture partnerships	16.4	15.4
Investment income	2.1	0.4
Other, net	(0.4)	(0.6)

Earnings before income taxes	208.9	172.1

Provision for income taxes	86.4	70.2

Net earnings	$122.5	$101.9

Basic earnings per common share	$1.01	$0.82

Diluted earnings per common share	$0.98	$0.76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2005	$14.8	$1,339.7	$1,336.3	$(888.5)	$(6.9)	$90.3	$1,885.7
Comprehensive earnings:
Net earnings	--	--	101.9	--	--	--	101.9
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	(3.0)	(3.0)
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	1.1	1.1

Comprehensive earnings							100.0
Issuance of common stock under employee stock plans	0.1	49.9	--	--	--	--	50.0
Issuance of restricted stock awards	--		--	--	--	--	--
Surrender of restricted stock awards	--	--	--	(3.2)	--	--	(3.2)
Cancellation of restricted stock awards	--	--	--	--	--	--	--
Reversal of unamortized deferred compensation balance	--	(6.9)	--	--	6.9	--	--
Stock compensation	--	10.9	--	--	--	--	10.9
Income tax benefit from stock options exercised	--	10.6	--	--	--	--	10.6
Purchase of common stock	(0.3)	(184.7)	--		--	--	(185.0)

BALANCE AT MARCH 31, 2006	$14.6	$1,219.5	$1,438.2	$(891.7)	$--	$88.4	$1,869.0

BALANCE AT DECEMBER 31, 2006	$14.4	$1,027.7	$1,767.9	$(891.6)	$--	$58.7	$1,977.1
Comprehensive earnings:
Net earnings	--	--	122.5	--	--	--	122.5
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	6.2	6.2
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	(2.5)	(2.5)

Comprehensive earnings							126.2
Issuance of common stock under employee stock plans	--	29.3	--	--	--	--	29.3
Issuance of restricted stock awards	--		--	--	--	--	--
Surrender of restricted stock awards	--	--	--	(5.4)	--	--	(5.4)
Cancellation of restricted stock awards	--	--	--	--	--	--	--
Adoption of FIN 48	--	0.5	(1.0)	--	--	--	(0.5)
Conversion of zero-coupon convertible debt	--	0.3	--	--	--	--	0.3
Stock compensation	--	8.0	--	--	--	--	8.0
Income tax benefit from stock options exercised	--	10.1	--	--	--	--	10.1
Purchase of common stock	(0.5)	(357.5)	--		--	--	(358.0)

BALANCE AT MARCH 31, 2006	$13.9	$718.4	$1,889.4	$(897.0)	$--	$62.4	$1,787.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$122.5	$101.9
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	40.0	38.4
Stock compensation	8.0	10.9
Loss on sale of assets	0.2	--
Accreted interest on zero coupon-
subordinated notes	2.8	2.7
Cumulative earnings in excess of
distribution from joint venture partnerships	(8.3)	(4.9)
Deferred income taxes	(0.8)	(0.2)
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable, net	(68.6)	(28.9)
Decrease in inventories	6.5	5.6
Decrease in prepaid expenses and other	5.2	2.5
Decrease in accounts payable	(4.0)	(7.7)
Increase in accrued expenses and other	82.3	58.3

Net cash provided by operating activities	185.8	178.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40.8)	(20.8)
Proceeds from sale of assets	0.2	0.9
Deferred payments on acquisitions	(0.4)	(1.5)
Purchases of short-term investments	(463.5)	(159.2)
Proceeds from sale of short-term investments	528.7	130.7
Acquisition of licensing technology	--	(0.3)
Acquisition of business, net of cash acquired	(11.4)	(1.8)

Net cash provided by(used for) investing activities	12.8	(52.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	130.0	50.0
Payments on revolving credit facilities	(50.0)	(50.0)
Decrease in bank overdraft	(5.5)	--
Payments on long-term debt	--	(0.1)
Payments on long-term lease obligations	--	(0.6)
Excess tax benefits from stock based compensation	7.9	3.7
Net proceeds from issuance of stock to employees	29.3	50.0
Purchase of common stock	(355.4)	(200.0)

Net cash used for financing activities	(243.7)	(147.0)

Effect of exchange rate changes on cash and cash equivalents	0.1	0.2

Net decrease in cash and cash equivalents	(45.0)	(20.2)
Cash and cash equivalents at beginning of period	51.5	45.4

Cash and cash equivalents at end of period	$6.5	$25.2

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

        The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company’s primary disbursement accounts. The cash amount in the accompanying financial statements represents book balances excluding the effect of the uncleared checks. As of March 31, 2007, $29.4 of uncleared checks is included in accounts payable.

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

        The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2006 annual report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

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

        The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$122.5	120.8	$1.01	$101.9	124.6	$0.82

Dilutive effect of employee stock options and awards	--	2.2		--	2.2
Effect of convertible debt, net of tax	--	2.3		1.6	10.0

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$122.5	125.3	$0.98	$103.5	136.8	$0.76

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,

	2007	2006

Stock Options	0.6	0.6

3. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the three month period ended March 31, 2007 and for the year ended December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006

Balance as of January 1	$1,484.0	$1,477.0
Goodwill acquired during the period	6.2	19.6
Adjustments to goodwill	(1.7)	(12.6)

Balance at end of period	$1,488.5	$1,484.0

The components of identifiable intangible assets are as follows:

	March 31, 2007		December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$694.8	$(224.5)	$690.3	$(215.7)
Patents, licenses and technology	89.1	(40.5)	89.1	(38.0)
Non-compete agreements	28.0	(24.2)	27.4	(23.9)
Trade name	100.5	(21.2)	100.5	(19.5)

	$912.4	$(310.4)	$907.3	$(297.1)

        Amortization of intangible assets for the three month periods ended March 31, 2007 and 2006 was $13.3 and $13.0, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $39.0 for the remainder of fiscal 2007, $49.7 in fiscal 2008, $48.8 in fiscal 2009, $46.4 in fiscal 2010, $42.4 in fiscal 2011 and $375.7 thereafter.

4. DEBT

        Short-term borrowings and the current portion of long-term debt at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006

Zero coupon convertible subordinated notes	$556.9	$554.4
Revolving credit facility	80.0	--
Current portion of long-term debt	0.1	--

Total short-term borrowings and current portion of long term debt	$637.0	$554.4

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        Long-term debt at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006

Senior notes due 2013	$352.5	$352.6
Senior notes due 2015	250.0	250.0
Other long-term debt	0.4	0.4

Total long-term debt	$602.9	$603.0

Zero-coupon Subordinated Notes

        On April 16, 2007, the Company announced that its zero coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero Coupon Convertible Subordinated Notes due 2021 (“Zero Coupon Notes”) may be converted as follows. LYONs are convertible into Common Stock of LabCorp at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero Coupon Notes are convertible into cash and Common Stock of the Company, if any, subject to the terms of the Zero Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent.

        In order to exercise the option to convert all or a portion of the LYONs or Zero Coupon Notes, holders must validly surrender their LYONs or Zero Coupon Notes at any time during the calendar quarter through the close of business at 5:00 p.m., New York City time, on Monday, July 2, 2007.

        There is $1.1 aggregate principal amount of LYONs outstanding at March 31, 2007, which upon conversion the Company would be required to settle in shares as described above. Should Zero Coupon Notes be converted, the Company would be required to pay holders in cash for the accreted principal amount of the securities to be converted, with the remaining amount, if any, to be satisfied with shares of Common Stock. The shares required for settlement of the LYONs and the Zero Coupon Notes are already included in the Company’s computation of fully diluted earnings per share.

        On March 19, 2007, the Company announced that for the period of March 12, 2007 to September 11, 2007, the LYONs will, subject to the terms of the LYONs, accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a LYON for the five trading days ended March 7, 2007, in addition to the continued accrual of the original issue discount. Similarly, the Zero Coupon Notes will also accrue contingent cash interest over that period using the same calculation method as described for the LYONs. Contingent cash interest, which the Company has determined to be approximately $1.22 per Note, will be payable to holders of the LYONs or Zero Coupon Notes as of the record date, which is August 27, 2007. The payment of contingent cash interest is expected to be made on September 11, 2007.

Revolving Credit Facility

        The balances outstanding on the Company’s revolving credit facility at March 31, 2007 and December 31, 2006 were $80.0 and $0.0, respectively. The revolving credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. As of March 31, 2007, the weighted average interest rate on the revolving credit facility was 5.8%. The revolving credit facility contains certain debt covenants which require that the Company maintain certain financial ratios. The Company was in compliance with all covenants at March 31, 2007.

5. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

        The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2007.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding

Common shares at December 31, 2006	143.8	(21.6)	122.2
Common stock issued under employee stock plans	0.7	--	0.7
Surrender of restricted stock awards	--	(0.1)	(0.1)
Retirement of common stock	(5.2)	--	(5.2)

Common shares at March 31, 2007	139.3	(21.7)	117.6

Share Repurchase Program

        During the three months ended March 31, 2007, the Company purchased 5.2 shares of its common stock at a cost of $358.0. As of March 31, 2007, the Company had outstanding authorization from the Board of Directors to purchase approximately $492.0 of Company common stock.

        On November 6, 2006, the Company executed an accelerated share repurchase transaction with an affiliate of Lehman Brothers Inc. for the acquisition of 3.4 shares of the Company’s outstanding common stock for an initial purchase price of $73.40 per share. The Company used cash on hand to pay for the shares. The purchase price for these shares was subject to an adjustment based on the volume weighted average price of the Company’s stock during a period following execution of the agreement. The total cost of the initial purchase was approximately $253.6, including a cap premium of $3.5. The forward contract associated with the accelerated share repurchase transaction was accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) as an equity instrument. The purchase price adjustment was settled in the first quarter of 2007 and resulted in the receipt of 0.1 additional shares by the Company. The purchase price adjustment did not require the Company to make any additional cash payment. The initial shares repurchased under the accelerated share repurchase agreement were retired.

6. INCOME TAXES

        The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately $0.5 as an increase to its reserve for uncertain tax positions and a reduction of the beginning shareholders’ equity.

        At the adoption date of January 1, 2007 the Company had approximately $56.8 of total gross unrecognized income tax benefits. Of this total, approximately $52.8 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2007, the Company recognized approximately $1.2 in potential interest and penalties associated with uncertain tax positions. Accrued interest and penalties related to uncertain tax positions were $7.5 and $8.7 as of January 1, 2007 and March 31, 2007, respectively.

        The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local, and foreign income tax matters have been concluded through 2001.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

7. NEW ACCOUNTING PRONOUNCEMENTS

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

        In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Items eligible for this measurement include: employer and plan obligations for pension benefits, other postretirement benefits, employee stock option, and stock purchase plans.  The Company shall report unrealized gains or losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 159 on its consolidated financial statements.

8. COMMITMENTS AND CONTINGENCIES

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

        The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company is also named from time to time in suits brought under the qui tam provisions of the False Claims Act. These suits typically allege that the Company has made false statements and/or certifications in connection with claims for payment from federal health care programs. They may remain under seal (hence, unknown to the Company) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Such claims are an inevitable part of doing business in the health care field today and, in the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of those qui tam matters presently known to the Company is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At March 31, 2007 and December 31, 2006, the Company had provided letters of credit aggregating approximately $111.2 and $111.7 respectively, primarily in connection with certain insurance programs and as security for the Company’s contingent obligation to reimburse up to $200.0 in transitional costs under a new customer contract.

        At March 31, 2007, the Company was named as guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture that the Company owns a fifty percent interest in and have a five year term.

9. PENSION AND POSTRETIREMENT PLANS

        Substantially all employees of the Company are covered by a defined benefit retirement plan (the “Company Plan”). The benefits to be paid under the Company Plan are based on years of credited service and average final compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations.

        The Company has a second non-qualified defined benefit retirement plan (the “PEP”) which covers its senior management group that provides for the payment of the difference, if any, between the amount of any maximum limitation on annual benefit payments under the Employee Retirement Income Security Act of 1974 and the annual benefit that would be payable under the Company Plan but for such limitation. This plan is an unfunded plan.

         The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended March 31,

	2007	2006

Service cost for benefits earned	$4.7	$4.2
Interest cost on benefit obligation	4.0	3.7
Expected return on plan assets	(5.6)	(5.4)
Net amortization and deferral	0.6	1.2

Pension benefit plan costs	$3.7	$3.7

        For the three months ended March 31, 2007, the Company has made no contributions to its defined benefit retirement plan.

        The Company has assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended March 31,

	2007	2006

Service cost for benefits earned	$0.1	$0.2
Interest cost on benefit obligation	0.7	0.6
Net amortization and deferral	(0.5)	(0.5)

Postretirement benefit expense	$0.3	$0.3

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

10. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,

	2007	2006

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$9.6	$9.6
Income taxes, net of refunds	4.4	6.1
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$2.6	$(15.0)

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

6.

failure of third party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, (including a National Provider Identifier), could result in an interruption in the Company’s cash flow;

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

21.	failure of the Company’s financial information systems resulting in failure to meet required financial reporting deadlines;

22.	failure of the Company’s disaster recovery plans to provide adequate protection against the interruption of business and/or the recovery of business operations;

23.	business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters and terrorism or other criminal acts;

24.	liabilities that result from the inability to comply with new corporate governance requirements.

MANAGED CARE

        The Company recognizes the strategic value of managed care in the industry and continues to have strong relationships with national managed care organizations. On October 3, 2006, the Company announced that it had entered into a new, ten-year agreement with United HealthCare Insurance Company (UnitedHealthcare), effective January 1, 2007. Under the terms of the Agreement, the Company has become UnitedHealthcare’s exclusive national laboratory, offering a comprehensive suite of services, and will also work with other regional and local laboratory providers to selectively develop, implement and manage for UnitedHealthcare a series of laboratory networks in selected regions across the United States. As part of this network development and oversight process, the Company assumed responsibility for managing the Oxford Health Plans laboratory network located in the greater New York metropolitan region effective January 1, 2007. Also effective January 1, 2007, the Company became the exclusive national capitated UnitedHealthcare laboratory provider for the HMO benefit plans of PacifiCare of Colorado, Neighborhood Health Partnership in Florida, and Mid Atlantic Medical Services, L.L.C. (MAMSI) in Maryland and Virginia, and will remain the exclusive provider for HMO benefit plans for PacifiCare of Arizona. Over a period of several years, the Company will continue to perform more of UnitedHealthcare’s testing. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200 million for transition costs related to developing an expanded network in the Oxford, MAMSI and Neighborhood Health Partnership markets, as well as in California and Colorado. During the first quarter of 2007, no transition payments were made to UnitedHealthcare, as the data necessary to determine the amount of these payments is being jointly analyzed and verified. The Company expects that during the second quarter of 2007, it will make transition payments related to both the first quarter and a portion of the second quarter. The Company’s outlook regarding the total amount of expected payments has not changed.

        On March 1, 2007, the Company announced that it had received notice that it would no longer be a contracted laboratory provider for Aetna Inc. (Aetna) effective July 1, 2007. As a result of this decision, the Company’s direct Aetna revenue and some pull-through business will be at risk. The Company has expanded its geographic reach into the markets where Aetna has the most covered lives and will make every effort to continue to be of service to Aetna and its customers.

        With the Company’s expanding geographic base of customer service locations, it will continue to focus on all of its other managed care partners in order to achieve superior patient care at competitive prices.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2007 compared with three months ended March 31, 2006

        Net sales for the three months ended March 31, 2007 were $998.7, an increase of $120.2, or approximately 13.7%, from $878.5 for the comparable 2006 period. The sales increase is a result of an increase of approximately 12.3% in accession volume (primarily volume growth in the Company’s Managed Care business) and 1.4% in price. The improvement in pricing is a result of several factors, including our emphasis on pricing discipline and continued shifts in the Company’s test mix in core, genomic and esoteric testing.

        Cost of sales, which includes primarily laboratory and distribution costs, was $577.0 for the three months ended March 31, 2007 compared to $505.8 in the corresponding 2006 period, an increase of $71.2, or 14.1%. Cost of sales as a percentage of net sales was 57.8% for the three months ended March 31, 2007 and 57.6% in the corresponding 2006 period. As a percentage of sales, the small increase in cost of sales was driven by the Company’s roll-out of patient service centers and other customer service infrastructure.

        Selling, general and administrative expenses increased to $205.0 for the three months ended March 31, 2007 from $190.9 in the same period in 2006. As a percentage of net sales, selling, general and administrative expenses were 20.5% and 21.4% for the three months ended March 31, 2007 and 2006, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is the result of a continued focus on controlling costs as well as reduction in the Company’s bad debt rate.

        The amortization of intangibles and other assets was $13.3 and $13.0 for the three months ended March 31, 2007 and 2006, respectively.

        Interest expense was $12.6 for the three months ended March 31, 2007 compared with $11.9 for the same period in 2006.

        Income from investments in joint venture partnerships was $16.4 for the three months ended March 31, 2007 compared with $15.4 for the same period in 2006. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 41.3% for the three months ended March 31, 2007 compared to 40.8% for the three months ended March 31, 2006 driven by the Company’s adoption of FIN 48.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

        Net cash provided by operating activities was $185.8 and $178.6 for the three months ended March 31, 2007 and 2006, respectively. The increase in cash flows primarily resulted from cash collections relative to the increase in net earnings.

        Capital expenditures were $40.8 and $20.8 at March 31, 2007 and 2006, respectively. The Company expects capital expenditures of approximately $130 to $170 in 2007, including anticipated capital expenditures related to the UnitedHealthcare contract. These expenditures are intended to support the Company’s strategic initiatives centered around managed care, scientific differentiation, customer service and quality. In addition, the Company continues to make important investments in information technology connectivity with its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving credit facilities.

        At March 31, 2007, the Company provided letters of credit aggregating approximately $111.2, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s new contract with UnitedHealthcare. The UnitedHealthcare contract requires that the Company provide a $50.0 letter of credit, as security for the Company’s contingent obligation to reimburse up to $200.0 in transitional costs during the first three years of the contract. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

        During the three months ended March 31, 2007, the Company repurchased $358.0 of stock representing 5.2 shares. As of March 31, 2007, the Company had outstanding authorization to purchase approximately $492.2 of Company common stock.

        Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs.

Zero-coupon Subordinated Notes

        On April 16, 2007, the Company announced that its zero coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero Coupon Convertible Subordinated Notes due 2021 (“Zero Coupon Notes”) may be converted as follows. LYONs are convertible into Common Stock of LabCorp at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero Coupon Notes are convertible into cash and Common Stock of the Company, if any, subject to the terms of the Zero Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent.

        On March 19, 2007, the Company announced that for the period of March 12, 2007 to September 11, 2007, the LYONs will, subject to the terms of the LYONs, accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a LYON for the five trading days ended March 7, 2007, in addition to the continued accrual of the original issue discount. Similarly, the Zero Coupon Notes will also accrue contingent cash interest over that period using the same calculation method as described for the LYONs. Contingent cash interest, which the Company has determined to be approximately $1.22 per Note, will be payable to holders of the LYONs or Zero Coupon Notes as of the record date, which is August 27, 2007. The payment of contingent cash interest is expected to be made on September 11, 2007.

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

        Based upon independent appraisals, these embedded derivatives had no fair value at March 31, 2007.

ITEM 4. Controls and Procedures

        As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2007.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings See Note 8 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2007, which is incorporated by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I - Item-1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

        The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended March 31, 2007, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

January 1 - January 31	--	$--	--	$350.2
February 1 - February 28	0.2	79.55	0.2	338.3
March 1 - March 31	5.0	69.04	5.0	492.2

	5.2	$69.34	5.2

        As of March 31, 2007, the Company had outstanding authorization from the Board of Directors to purchase approximately $492.2 of Company common stock.

Item 6.	Exhibits
(a)	Exhibits
12.1*	- Ratio of earnings to fixed charges
31.1*	- Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	- Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	- Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

By: /s/ DAVID P. KING
David P. King
President and
Chief Executive Officer

By: /s/ WILLIAM B. HAYES
William B. Hayes
Executive Vice President,
Chief Financial Officer and
Treasurer

May 1, 2007