Form 10-Q
period 2007-08-01
LABORATORY CORP OF AMERICA HOLDINGS
filed 2007-08-03
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer's common stock is 117.3 million shares, net of treasury stock as of July 27, 2007.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets June 30, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations Three and six month periods ended June 30, 2007 and 2006

Condensed Consolidated Statements of Changes in Shareholders’ Equity Six months ended June 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2007 and 2006

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$8.5	$51.5
Short-term investments	43.2	135.4
Accounts receivable, net	634.2	541.3
Supplies inventories	81.7	84.3
Prepaid expenses and other	44.0	53.2
Deferred income taxes	8.8	21.3

Total current assets	820.4	887.0

Property, plant and equipment, net	414.0	393.2
Goodwill, net	1,493.2	1,484.0
Intangible assets, net	592.7	610.2
Investments in joint venture partnerships	640.0	577.9
Other assets, net	43.3	48.5

Total assets	$4,003.6	$4,000.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135.2	$133.5
Accrued expenses and other	215.1	243.0
Short term borrowings and current portion of long-term debt	559.2	554.4

Total current liabilities	909.5	930.9

Long-term debt, less current portion	602.7	603.0
Deferred income taxes and other tax liabilities	478.9	409.2
Other liabilities	86.5	80.6

Total liabilities	2,077.6	2,023.7

Commitments and contingent liabilities	--	--

Shareholders' equity:
Common stock, 117.4 and 122.2 shares outstanding at
June 30, 2007 and December 31, 2006, respectively	13.9	14.4
Additional paid-in capital	699.2	1,027.7
Retained earnings	2,018.1	1,767.9
Less common stock held in treasury	(897.0)	(891.6)
Accumulated other comprehensive earnings	91.8	58.7

Total shareholders' equity	1,926.0	1,977.1

Total liabilities and shareholders' equity	$4,003.6	$4,000.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net sales	$1,043.1	$903.7	$2,041.8	$1,782.2
Cost of sales	601.1	510.9	1,178.1	1,016.7

Gross profit	442.0	392.8	863.7	765.5

Selling, general and
and administrative expenses	209.1	190.2	414.1	381.1
Amortization of intangibles	13.4	13.0	26.7	26.0
Restructuring and other
special charges	7.0	--	7.0	--

Operating income	212.5	189.6	415.9	358.4

Other income (expenses):
Interest expense	(12.6)	(11.6)	(25.2)	(23.5)
Income from joint venture
partnerships	19.3	17.9	35.7	33.3
Investment income	0.7	1.2	2.8	1.6
Other, net	(0.5)	(1.2)	(0.9)	(1.8)

Earnings before income taxes	219.4	195.9	428.3	368.0

Provision for income taxes	90.7	79.5	177.1	149.7

Net earnings	$128.7	$116.4	$251.2	$218.3

Basic earnings per
common share	$1.10	$0.94	$2.11	$1.75

Diluted earnings per
common share	$1.05	$0.87	$2.03	$1.62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2005	$14.8	$1,339.7	$1,336.3	$(888.5)	$(6.9)	$90.3	$1,885.7
Comprehensive earnings:
Net earnings	--	--	218.3	--	--	--	218.3
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	24.8	24.8
Tax effect of other comprehensive earnings adjustments	--	--	--	--	--	(9.9)	(9.9)

Comprehensive earnings							233.2
Issuance of common stock under employee stock plans	0.2	66.1	--	--	--	--	66.3
Surrender of restricted stock awards	--	--	--	(3.1)	--	--	(3.1)
Reversal of unamortized deferred compensation balance	--	(6.9)	--	--	6.9	--	--
Stock compensation	--	20.2	--	--	--	--	20.2
Income tax benefit from stock options exercised	--	15.7	--	--	--	--	15.7
Purchase of common stock	(0.3)	(207.6)	--		--	--	(207.9)

BALANCE AT JUNE 30, 2006	$14.7	$1,227.2	$1,554.6	$(891.6)	$--	$105.2	$2,010.1

BALANCE AT DECEMBER 31, 2006	$14.4	$1,027.7	$1,767.9	$(891.6)	$--	$58.7	$1,977.1
Comprehensive earnings:
Net earnings	--	--	251.2	--	--	--	251.2
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	54.5	54.5
Tax effect of other comprehensive earnings adjustments	--	--	--	--	--	(21.4)	(21.4)

Comprehensive earnings							284.3
Issuance of common stock under employee stock plans	0.1	44.8	--	--	--	--	44.9
Surrender of restricted stock awards	--	--	--	(5.4)	--	--	(5.4)
Adoption of FIN 48	--	0.5	(1.0)	--	--	--	(0.5)
Conversion of zero-coupon convertible debt	--	0.4	--	--	--	--	0.4
Stock compensation	--	17.3	--	--	--	--	17.3
Income tax benefit from stock options exercised	--	17.4	--	--	--	--	17.4
Purchase of common stock	(0.6)	(408.9)	--		--	--	(409.5)

BALANCE AT JUNE 30, 2007	$13.9	$699.2	$2,018.1	$(897.0)	$--	$91.8	$1,926.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$251.2	$218.3
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	79.9	77.1
Stock compensation	17.3	20.2
Loss on sale of assets	0.5	0.6
Accreted interest on zero coupon-
subordinated notes	5.5	5.4
Cumulative earnings in excess of
distribution from joint venture partnerships	(7.6)	(1.6)
Deferred income taxes	3.0	6.0
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable, net	(92.9)	(43.6)
(Increase) decrease in inventories	2.6	(10.8)
(Increase) decrease in prepaid expenses and other	9.2	(1.1)
Increase in accounts payable	32.2	7.6
Increase in accrued expenses and other	38.0	29.0

Net cash provided by operating activities	338.9	307.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(73.0)	(42.4)
Proceeds from sale of assets	0.2	0.9
Deferred payments on acquisitions	(0.9)	(2.3)
Purchases of short-term investments	(710.4)	(552.9)
Proceeds from sale of short-term investments	802.6	384.9
Acquisition of licensing technology	(0.4)	(0.5)
Acquisition of business, net of cash acquired	(20.1)	(1.8)

Net cash used for investing activities	(2.0)	(214.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	130.0	50.0
Payments on revolving credit facilities	(130.0)	(50.0)
Increase (decrease) in bank overdraft	(30.4)	30.4
Payments on long-term debt	--	(1.2)
Payments on long-term lease obligations	--	(1.5)
Excess tax benefits from stock based compensation	12.7	6.3
Net proceeds from issuance of stock to employees	44.9	66.3
Purchase of common stock	(407.1)	(222.9)

Net cash used for financing activities	(379.9)	(122.6)

Effect of exchange rate changes on cash and cash equivalents	0.0	0.8

Net decrease in cash and cash equivalents	(43.0)	(28.8)
Cash and cash equivalents at beginning of period	51.5	45.4

Cash and cash equivalents at end of period	$8.5	$16.6

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

        The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company’s primary disbursement accounts. The cash amount in the accompanying financial statements represents book balances excluding the effect of the uncleared checks. As of June 30, 2007, $4.5 of uncleared checks is included in accounts payable.

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

2. EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments; by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, performance share awards, and shares issuable upon conversion of zero-coupon subordinated notes.

        The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,

	2007			2006			2007			2006

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$128.7	117.2	$1.10	$116.4	124.3	$0.94	$251.2	119.0	$2.11	$218.3	124.4	$1.75

Dilutive effect of employee stock plans and awards	--	2.0		--	2.0		--	2.1		--	2.2
Effect of convertible debt, net of tax	--	2.8		1.7	10.0		--	2.8		3.3	10.0

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$128.7	122.0	$1.05	$118.1	136.3	$0.87	$251.2	123.9	$2.03	$221.6	136.6	$1.62

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Stock options	1.4	1.3	1.0	1.0

3. RESTRUCTURING CHARGES

        During the second quarter of 2007, the Company recorded restructuring charges of $7.0 primarily related to the closure of redundant facilities. The majority of these costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $2.4 related to employee severance benefits for approximately 170 employees primarily in technical, service and management functions, $3.7 related to contractual obligations associated with leased facilities and equipment, and $0.9 related to settlement of a preacquisition employment liability.

4. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the six-month period ended June 30, 2007 and for the year ended December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

Balance as of January 1	$1,484.0	$1,477.0
Goodwill acquired during the period	11.5	19.6
Adjustments to goodwill	(2.3)	(12.6)

Balance at end of period	$1,493.2	$1,484.0

The components of identifiable intangible assets are as follows:

	June 30, 2007		December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$696.6	$(233.4)	$690.3	$(215.7)
Patents, licenses and technology	90.9	(42.9)	89.1	(38.0)
Non-compete agreements	28.5	(24.6)	27.4	(23.9)
Trade name	100.5	(22.9)	100.5	(19.5)

	$916.5	$(323.8)	$907.3	$(297.1)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        Amortization of intangible assets for the six month and three month periods ended June 30, 2007 was $26.7 and $13.4, respectively, and $26.0 and $13.0 for the six month and three month periods ended June 30, 2006, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $25.9 for the remainder of fiscal 2007, $50.2 in fiscal 2008, $49.2 in fiscal 2009, $46.8 in fiscal 2010, $42.8 in fiscal 2011 and $377.8 thereafter.

5. DEBT

        Short-term borrowings and the current portion of long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006

Zero coupon convertible subordinated notes	$559.1	$554.4
Current portion of long-term debt	0.1	--

Total short-term borrowings and current portion of long term debt	$559.2	$554.4

        Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006

Senior notes due 2013	$352.4	$352.6
Senior notes due 2015	250.0	250.0
Other long-term debt	0.3	0.4

Total long-term debt	$602.7	$603.0

Zero-coupon Subordinated Notes

        On July 24, 2007, the Company announced that its zero coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero Coupon Convertible Subordinated Notes due 2021 (“Zero Coupon Notes”) may be converted as follows. LYONs are convertible into Common Stock of LabCorp at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero Coupon Notes are convertible into cash and Common Stock of the Company, if any, subject to the terms of the Zero Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent.

        In order to exercise the option to convert all or a portion of the LYONs or Zero Coupon Notes, holders must have validly surrendered their LYONs or Zero Coupon Notes at any time during the calendar quarter through the close of business at 5:00 p.m., New York City time, on Monday, October 1, 2007.

        There were $0.9 aggregate principal amount of LYONs outstanding at June 30, 2007, which upon conversion the Company would be required to settle in shares as described above. Should Zero Coupon Notes be converted, the Company would be required to pay holders in cash for the accreted principal amount of the securities to be converted, with the remaining amount, if any, to be satisfied with shares of Common Stock. The shares required for settlement of the LYONs and the Zero Coupon Notes are already included in the Company’s computation of fully diluted earnings per share.

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

Revolving Credit Facility

        There were no balances outstanding on the Company’s revolving credit facility at June 30, 2007 and December 31, 2006. The revolving credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. As of June 30, 2007, the weighted average interest rate on the revolving credit facility was 5.8%. The revolving credit facility contains certain debt covenants which require that the Company maintain certain financial ratios. The Company was in compliance with all covenants at June 30, 2007.

6. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

        The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2007.

        The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding

Common shares at December 31, 2006	143.8	(21.6)	122.2
Common stock issued under employee stock plans	1.1	--	1.1
Surrender of restricted stock awards	--	(0.1)	(0.1)
Retirement of common stock	(5.8)	--	(5.8)

Common shares at June 30, 2007	139.1	(21.7)	117.4

Share Repurchase Program

        During the six months ended June 30, 2007, the Company purchased 5.8 shares of its common stock at a cost of $409.5. As of June 30, 2007, the Company had outstanding authorization from the Board of Directors to purchase approximately $440.5 of Company common stock.

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

7. INCOME TAXES

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

        The gross reserves for uncertain tax positions were $56.8 and $67.5 at December 31, 2006 and June 30, 2007, respectively. It is anticipated that the amount of the unrecognized tax benefits will change within the next twelve months, however these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $7.5 and $9.2 as of January 1, 2007 and June 30, 2007, respectively.

        The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local, and foreign income tax matters have been concluded through 2001.

8. NEW ACCOUNTING PRONOUNCEMENTS

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

9. COMMITMENTS AND CONTINGENCIES

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At June 30, 2007 and December 31, 2006, the Company had provided letters of credit aggregating approximately $111.1 and $111.7 respectively, primarily in connection with certain insurance programs and as security for the Company’s contingent obligation to reimburse up to $200.0 in transitional costs under a new customer contract.

        At June 30, 2007, the Company was named as guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a five year term.

10. PENSION AND POSTRETIREMENT PLANS

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

         The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Service cost for benefits earned	$4.8	$4.4	$9.5	$8.6
Interest cost on benefit obligation	4.0	3.5	8.0	7.2
Expected return on plan assets	(5.7)	(5.3)	(11.3)	(10.7)
Net amortization and deferral	0.6	1.0	1.2	2.2

Defined benefit plan costs	$3.7	$3.6	$7.4	$7.3

        For the six months ended June 30, 2007, the Company has made no contributions to its defined benefit retirement plan.

        The Company has assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Service cost for benefits earned	$0.2	$0.1	$0.3	$0.3
Interest cost on benefit obligation	0.6	0.5	1.3	1.1
Net amortization and deferral	(0.5)	(0.5)	(1.0)	(1.0)

Postretirement benefit expense	$0.3	$0.1	$0.6	$0.4

11. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,

	2007	2006

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$17.5	$16.7
Income taxes, net of refunds	140.4	113.2
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$2.4	$(15.0)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero coupon-subordinated notes, based on market pricing, was approximately $780.5 and $729.7 as of June 30, 2007 and December 31, 2006, respectively. The fair market value of the senior notes, based on market pricing, was approximately $576.8 and $585.9 as of June 30, 2007 and December 31, 2006, respectively.

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

11.	failure to effectively manage newly acquired business and the cost related to such integration;

12.	adverse results in litigation matters;

13.	inability to attract and retain experienced and qualified personnel;

14.	failure to maintain the Company’s days sales outstanding levels;

15.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

16.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

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

MANAGED CARE

        The Company recognizes the strategic value of managed care in the industry and continues to have strong relationships with national managed care organizations. On October 3, 2006, the Company announced that it had entered into a new, ten-year agreement with United HealthCare Insurance Company (UnitedHealthcare), effective January 1, 2007. Under the terms of the Agreement, the Company has become UnitedHealthcare’s exclusive national laboratory, offering a comprehensive suite of services, and will also work with other regional and local laboratory providers to selectively develop, implement and manage for UnitedHealthcare a series of laboratory networks in selected regions across the United States. As part of this network development and oversight process, the Company assumed contractual responsibility for managing the Oxford Health Plans laboratory network located in the greater New York metropolitan region effective January 1, 2007. Also effective January 1, 2007, the Company became the exclusive national capitated UnitedHealthcare laboratory provider for the HMO benefit plans of PacifiCare of Colorado, Neighborhood Health Partnership in Florida, and Mid Atlantic Medical Services, L.L.C. (MAMSI) in Maryland and Virginia, and will remain the exclusive provider for HMO benefit plans for PacifiCare of Arizona. Over a period of several years, the Company will continue to perform more of UnitedHealthcare’s testing. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200 million for transition costs related to developing an expanded network in the Oxford, MAMSI and Neighborhood Health Partnership markets, as well as in California and Colorado. During the first six months of 2007, approximately $16.7 of such transition payments were billed to the Company by UnitedHealthcare and approximately $5.4 had been remitted by the Company.

        During the fourth quarter of 2006, and the first two quarters of 2007, the Company opened approximately 480 new patient service centers and hired over 1,800 new service positions to provide increased accessibility to the clients and patients of UnitedHealthcare as well as all of the Company’s customer base. By increasing its customer service access points and by working with UnitedHealthcare to convert its members’ business over to LabCorp, the Company believes that it has been able to reduce the amount of UnitedHealthcare’s transition costs. Based on the preliminary trend rates of the transition payment amounts billed by UnitedHealthcare during the first seven months of 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately 25% less than the contractual limit. The Company is amortizing the total estimated transition costs over the life of the contract.

        On March 1, 2007, the Company announced that it had received notice that it would no longer be a contracted laboratory provider for Aetna Inc. (Aetna) effective July 1, 2007. As a result of this decision, the Company’s direct Aetna revenue and some associated business will be at risk. The Company has expanded its geographic reach into the markets where Aetna has the most covered lives and will make every effort to continue to be of service to Aetna and its customers.

        During the second quarter of 2007, the Company executed a multi-year clinical laboratory services contract renewal with CIGNA HealthCare (CIGNA), whereby the Company will continue to be a contracted laboratory provider in all CIGNA markets. Additionally, effective January 1, 2008, the Company will no longer be contractually restricted from marketing that it is a fully participating, in-network provider to CIGNA for all services in all major markets.

        With the Company’s expanding geographic base of customer service locations, it will continue to focus on all of its other managed care partners in order to achieve superior patient care at competitive prices. Wellpoint, Inc. (Wellpoint) continues to be a valued partner and the Company continues to work with Wellpoint on ways to expand the Company’s national strategic relationship, including the Company’s commitment to maximize the value of Wellpoint’s laboratory testing spend. In addition, Humana Inc. (Humana) is currently evaluating its laboratory network and the Company has responded to Humana’s request for proposal. The Company is in discussions with Humana and hopes to achieve a satisfactory outcome.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended June 30, 2007 compared with three months ended June 30, 2006

        Net sales for the three months ended June 30, 2007 were $1,043.1, an increase of $139.4, or approximately 15.4%, from $903.7 for the comparable 2006 period. The sales increase is a result of an increase of approximately 14.2% in accession volume (primarily volume growth in the Company’s

Managed Care business) and 1.2% in price. The improvement in pricing is primarily due to continued shifts in the Company’s test mix in core, genomic and esoteric testing.

        Cost of sales, which includes primarily laboratory and distribution costs, was $601.1 for the three months ended June 30, 2007 compared to $510.9 in the corresponding 2006 period, an increase of $90.2, or 17.7%. Cost of sales as a percentage of net sales was 57.6% for the three months ended June 30, 2007 and 56.5% in the corresponding 2006 period. As a percentage of sales, the increase in cost of sales was driven by the Company’s roll-out of patient service centers and other customer service infrastructure, along with increases in cost of materials due to shifts in the Company’s test mix, coupled with providing new clients with specimen collection supplies.

        Selling, general and administrative expenses increased to $209.1 for the three months ended June 30, 2007 from $190.2 in the same period in 2006. As a percentage of net sales, selling, general and administrative expenses were 20.0% and 21.0% for the three months ended June 30, 2007 and 2006, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is the result of a continued focus on controlling costs.

        The amortization of intangibles and other assets was $13.4 and $13.0 for the three months ended June 30, 2007 and 2006, respectively.

        During the three months ended June 30, 2007, the Company recorded restructuring charges of $7.0 primarily related to the closure of redundant facilities. The majority of these costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $2.4 related to employee severance benefits for approximately 170 employees primarily in technical, service and management functions, $3.7 related to contractual obligations associated with leased facilities and equipment, and $0.9 related to settlement of a preacquisition liability.

        Interest expense was $12.6 for the three months ended June 30, 2007 compared with $11.6 for the same period in 2006.

        Income from investments in joint venture partnerships was $19.3 for the three months ended June 30, 2007 compared with $17.9 for the same period in 2006. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 41.3% for the three months ended June 30, 2007 compared to 40.6% for the three months ended June 30, 2006 driven by the Company’s adoption of FIN 48.

Six months ended June 30, 2007 compared with six months ended June 30, 2006

        Net sales for the six months ended June 30, 2007 were $2,041.8, an increase of $259.6, or approximately 14.6%, from $1,782.2 for the comparable 2006 period. The sales increase is a result of an increase of approximately 13.3% in accession volume (primarily volume growth in the Company’s Managed Care business) and 1.3% in price. The improvement in pricing is primarily due to continued shifts in the Company’s test mix in core, genomic and esoteric testing.

        Cost of sales, which includes primarily laboratory and distribution costs, was $1,178.1 for the six months ended June 30, 2007 compared to $1,016.7 in the corresponding 2006 period, an increase of $161.4, or 15.9%. Cost of sales as a percentage of net sales was 57.7% for the six months ended June 30, 2007 and 57.0% in the corresponding 2006 period. As a percentage of sales, the increase in cost of sales was driven by the Company’s roll-out of patient service centers and other customer service infrastructure, along with increases in cost of materials due to shifts in the Company’s test mix, coupled with providing new clients with specimen collection supplies.

        Selling, general and administrative expenses increased to $414.1 for the six months ended June 30, 2007 from $381.1 in the same period in 2006. As a percentage of net sales, selling, general and administrative expenses were 20.3% and 21.4% for the six months ended June 30, 2007 and 2006, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is the result of a continued focus on controlling costs as well as reduction in the Company’s bad debt rate.

        The amortization of intangibles and other assets was $26.7 and $26.0 for the six months ended June 30, 2007 and 2006, respectively.

        Interest expense was $25.2 for the six months ended June 30, 2007 compared with $23.5 for the same period in 2006.

        Income from investments in joint venture partnerships was $35.7 for the six months ended June 30, 2007 compared with $33.3 for the same period in 2006. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 41.3% for the six months ended June 30, 2007 compared to 40.7% for the six months ended June 30, 2006 driven by the Company’s adoption of FIN 48.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

        Net cash provided by operating activities was $338.9 and $307.1 for the six months ended June 30, 2007 and 2006, respectively. The increase in cash flows primarily resulted from cash collections relative to the increase in net earnings.

        Capital expenditures were $73.0 and $42.4 at June 30, 2007 and 2006, respectively. The Company expects capital expenditures of approximately $130 to $140 in 2007, including anticipated capital expenditures related to the UnitedHealthcare contract. These expenditures are intended to support the Company’s strategic initiatives centered around managed care, scientific differentiation, customer service and quality. In addition, the Company continues to make important investments in information technology connectivity with its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving credit facilities.

        At June 30, 2007, the Company provided letters of credit aggregating approximately $111.1, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s new contract with UnitedHealthcare. The UnitedHealthcare contract requires that the Company provide a $50.0 letter of credit, as security for the Company’s contingent obligation to reimburse up to $200.0 in transitional costs during the first three years of the contract. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

        During the six months ended June 30, 2007, the Company repurchased $409.5 of stock representing 5.8 shares. As of June 30, 2007, the Company had outstanding authorization to purchase approximately $440.5 of Company common stock.

        In addition to the Company’s contractual obligations disclosed in Form 10-K for the year ended December 31, 2006, the Company had a $67.5 and $56.8 reserve for unrecognized tax benefits at June 30, 2007 and December 31, 2006, respectively. Substantially all of these tax reserves are classified in other long-term liabilities and current taxes payable in the Company’s Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006, respectively.

        Based on current and projected levels of operations, coupled with availability under its revolving credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

        On July 24, 2007, the Company announced that its zero coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero Coupon Convertible Subordinated Notes due 2021 (“Zero Coupon Notes”) may be converted as follows. LYONs are convertible into Common Stock of LabCorp at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero Coupon Notes are convertible into cash and

Common Stock of the Company, if any, subject to the terms of the Zero Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent.

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

        The Company believes these embedded derivatives had no fair value at June 30, 2007.

ITEM 4. Controls and Procedures

        As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings See Note 9 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2007, which is incorporated by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I - Item-1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

        The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the six months ended June 30, 2007, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares (Cumulative) Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

January 1 - January 31	--	$--	--	$350.2
February 1 - February 28	0.2	79.55	0.2	338.3
March 1 - March 31	5.0	69.04	5.0	492.0
April 1 - April 30	0.2	73.74	0.2	475.3
May 1 - May 31	0.2	78.47	0.2	458.1
June 1 - June 30	0.2	78.94	0.2	440.5

	5.8	$70.25	5.8

        As of June 30, 2007, the Company had outstanding authorization from the Board of Directors to purchase approximately $440.5 of Company common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information was provided by American Stock Transfer & Trust Company in their proxy tabulation reports dated May 18, 2007, reflecting voting activity for the Company's Annual Meeting of Stockholders held on May 16, 2007:

Total outstanding shares of Laboratory Corporation of America Holdings (NEW):	117,845,583

(excludes 21,636,957 non-voting Treasury shares)

Total shares voted:		106,484,026
Votes	Votes
For	Withheld

Election of the members

of the Board of Directors:

Thomas P. Mac Mahon	103,011,606	3,472,418
Kerrii B. Anderson	105,465,120	1,018,904
Jean-Luc Bélingard	76,461,400	30,022,624

David P. King	103,189,172	3,294,852
Wendy E. Lane	100,847,054	5,636,970
Robert E. Mittelstaedt, Jr.	103,198,948	3,285,076
Arthur H. Rubenstein, MBBCh	105,508,601	975,423
Bradford T. Smith	103,119,511	3,364,513
M. Keith Weikel	105,483,793	1,000,231
R. Sanders Williams, M.D.	105,435,180	1,048,844

Votes	Votes	Votes
For	Against	Abstained

Ratification of the appointment of

PricewaterhouseCoopers LLP as the Company’s

independent accountants for the fiscal year

ending December 31, 2007:	103,351,297	2,462,447	670,279

Total outstanding shares of Laboratory Corporation of America Holdings (OLD):		3,008
Total shares voted:		324
Votes	Votes
For	Withheld

Election of the members

of the Board of Directors:

Thomas P. Mac Mahon	324	0
Kerrii B. Anderson	324	0
Jean-Luc Bélingard	324	0
David P. King	324	0
Wendy E. Lane	324	0
Robert E. Mittelstaedt, Jr.	324	0
Arthur H. Rubenstein, MBBCh	324	0
Bradford T. Smith	324	0
M. Keith Weikel	324	0
R. Sanders Williams, MD	324	0

Votes	Votes	Votes
For	Against	Abstained

Ratification of the appointment of

PricewaterhouseCoopers LLP as the Company’s

independent accountants for the fiscal year

ending December 31, 2007:	324	0	0

Item 6.	Exhibits
(a)	Exhibits
12.1*	- Ratio of earnings to fixed charges
31.1*	- Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	- Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	- Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

August 1, 2007