Form 10-Q
period 2007-11-02
LABORATORY CORP OF AMERICA HOLDINGS
filed 2007-11-02
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the issuer's common stock is 115.2 million shares, net of treasury stock as of October 31, 2007.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets September 30, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations Three and nine month periods ended September 30, 2007 and 2006

Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine months ended September 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2007 and 2006

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$12.5	$51.5
Short-term investments	22.7	135.4
Accounts receivable, net	662.8	541.3
Supplies inventories	82.5	84.3
Prepaid expenses and other	69.6	53.2
Deferred income taxes	1.7	21.3

Total current assets	851.8	887.0

Property, plant and equipment, net	430.8	393.2
Goodwill, net	1,580.7	1,484.0
Intangible assets, net	613.2	610.2
Investments in joint venture partnerships	687.9	577.9
Other assets, net	49.8	48.5

Total assets	$4,214.2	$4,000.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126.3	$133.5
Accrued expenses and other	240.0	243.0
Short term borrowings and current portion of long-term debt	661.8	554.4

Total current liabilities	1,028.1	930.9

Long-term debt, less current portion	602.6	603.0
Deferred income taxes and other tax liabilities	506.1	409.2
Other liabilities	86.2	80.6

Total liabilities	2,223.0	2,023.7

Commitments and contingent liabilities	--	--

Shareholders' equity:
Common stock, 116.5 and 122.2 shares outstanding at
September 30, 2007 and December 31, 2006, respectively	13.8	14.4
Additional paid-in capital	625.2	1,027.7
Retained earnings	2,129.3	1,767.9
Less common stock held in treasury	(897.1)	(891.6)
Accumulated other comprehensive earnings	120.0	58.7

Total shareholders' equity	1,991.2	1,977.1

Total liabilities and shareholders' equity	$4,214.2	$4,000.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net sales	$1,020.6	$909.9	$3,062.4	$2,692.2
Cost of sales	598.5	525.0	1,776.6	1,541.8

Gross profit	422.1	384.9	1,285.8	1,150.4

Selling, general and
and administrative expenses	198.0	194.9	612.1	576.0
Amortization of intangibles	13.9	13.0	40.6	39.0
Restructuring and other
special charges	31.3	1.0	38.3	1.0

Operating income	178.9	176.0	594.8	534.4

Other income (expenses):
Interest expense	(12.6)	(11.9)	(37.8)	(35.4)
Income from joint venture
partnerships	20.9	16.3	56.6	49.6
Investment income	0.5	2.8	3.3	4.4
Other, net	(0.6)	(0.1)	(1.5)	(1.9)

Earnings before income taxes	187.1	183.1	615.4	551.1

Provision for income taxes	75.9	73.5	253.0	223.2

Net earnings	$111.2	$109.6	$362.4	$327.9

Basic earnings per
common share	$0.95	$0.88	$3.07	$2.63

Diluted earnings per
common share	$0.92	$0.81	$2.95	$2.43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2005	$14.8	$1,339.7	$1,336.3	$(888.5)	$(6.9)	$90.3	$1,885.7
Comprehensive earnings:
Net earnings	--	--	327.9	--	--	--	327.9
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	23.5	23.5
Tax effect of other comprehensive earnings adjustments	--	--	--	--	--	(9.4)	(9.4)

Comprehensive earnings							342.0
Issuance of common stock under employee stock plans	0.2	77.5	--	--	--	--	77.7
Surrender of restricted stock awards	--	--	--	(3.1)	--	--	(3.1)
Reversal of unamortized deferred compensation balance	--	(6.9)	--	--	6.9	--	--
Stock compensation	--	33.9	--	--	--	--	33.9
Income tax benefit from stock options exercised	--	16.7	--	--	--	--	16.7
Purchase of common stock	(0.3)	(207.6)	--		--	--	(207.9)

BALANCE AT SEPTEMBER 30, 2006	$14.7	$1,253.3	$1,664.2	$(891.6)	$--	$104.4	$2,145.0

BALANCE AT DECEMBER 31, 2006	$14.4	$1,027.7	$1,767.9	$(891.6)	$--	$58.7	$1,977.1
Comprehensive earnings:
Net earnings	--	--	362.4	--	--	--	362.4
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	101.0	101.0
Tax effect of other comprehensive earnings adjustments	--	--	--	--	--	(39.7)	(39.7)

Comprehensive earnings							423.7
Issuance of common stock under employee stock plans	0.1	67.5	--	--	--	--	67.6
Surrender of restricted stock awards	--	--	--	(5.5)	--	--	(5.5)
Adoption of FIN 48	--	0.5	(1.0)	--	--	--	(0.5)
Conversion of zero-coupon convertible debt	--	0.5	--	--	--	--	0.5
Stock compensation	--	26.3	--	--	--	--	26.3
Income tax benefit from stock options exercised	--	22.8	--	--	--	--	22.8
Purchase of common stock	(0.7)	(520.1)	--		--	--	(520.8)

BALANCE AT SEPTEMBER 30, 2007	$13.8	$625.2	$2,129.3	$(897.1)	$--	$120.0	$1,991.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$362.4	$327.9
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	120.2	115.6
Stock compensation	26.3	33.9
Loss on sale of assets	0.6	0.6
Accreted interest on zero coupon-
subordinated notes	8.3	8.2
Cumulative earnings (in excess of) less than
distribution from joint venture partnerships	(9.2)	2.5
Deferred income taxes	17.3	18.0
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable, net	(118.2)	(74.4)
(Increase) decrease in inventories	2.4	(10.1)
Increase in prepaid expenses and other	(18.7)	(6.7)
Increase (decrease) in accounts payable	24.8	(0.4)
Increase in accrued expenses and other	53.1	47.0

Net cash provided by operating activities	469.3	462.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108.5)	(67.8)
Proceeds from sale of assets	0.5	0.9
Deferred payments on acquisitions	(1.2)	(2.6)
Purchases of short-term investments	(931.4)	(1,026.4)
Proceeds from sale of short-term investments	1,044.1	732.0
Acquisition of licensing technology	(0.6)	(0.6)
Acquisition of business, net of cash acquired	(144.7)	(7.9)

Net cash used for investing activities	(141.8)	(372.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	240.0	50.0
Payments on revolving credit facilities	(140.0)	(50.0)
Increase (decrease) in bank overdraft	(33.7)	13.5
Payments on long-term debt	--	(1.2)
Payments on long-term lease obligations	--	(1.3)
Excess tax benefits from stock based compensation	18.1	7.3
Net proceeds from issuance of stock to employees	67.6	77.7
Purchase of common stock	(518.7)	(222.9)

Net cash used for financing activities	(366.7)	(126.9)

Effect of exchange rate changes on cash and cash equivalents	0.2	0.4

Net decrease in cash and cash equivalents	(39.0)	(36.8)
Cash and cash equivalents at beginning of period	51.5	45.4

Cash and cash equivalents at end of period	$12.5	$8.6

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

        The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company’s primary disbursement accounts. The cash amount in the accompanying financial statements represents book balances excluding the effect of the uncleared checks. As of September 30, 2007, $1.2 of uncleared checks is included in accounts payable.

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

        The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,

	2007			2006			2007			2006

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$111.2	116.5	$0.95	$109.6	124.8	$0.88	$362.4	118.1	$3.07	$327.9	124.6	$2.63

Dilutive effect of employee stock plans and awards	--	2.0		--	1.8		--	2.1		--	2.1
Effect of convertible debt, net of tax	--	2.8		1.6	10.0		--	2.8		4.9	10.0

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$111.2	121.3	$0.92	$111.2	136.6	$0.81	$362.4	123.0	$2.95	$332.8	136.7	$2.43

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Stock options	1.4	--	1.1	1.1

3. RESTRUCTURING CHARGES

        During the second and third quarters of 2007, the Company recorded charges related to actions directed at reductions in work force and redundant and underutilized facilities. For the third quarter of 2007, the Company recorded net restructuring charges of $31.3. Of this amount, $18.0 related to employee severance benefits for approximately 1,130 employees primarily in management, administrative and support functions and $7.8 related to contractual obligations and other costs associated with the closure of facilities. The charge also included approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the quarter. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

        For the second quarter of 2007, the Company recorded restructuring charges of $7.0 primarily related to the closure of redundant facilities. Of this amount, $2.4 related to employee severance benefits for approximately 170 employees primarily in technical, service and management functions, $3.7 related to contractual obligations associated with the closure of facilities, and $0.9 related to settlement of a preacquisition employment liability.

        During the third quarter of 2006, the Company recorded net restructuring charges of $1.0 related to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations. This net charge was the result of a charge of $2.4 related to employee severance benefits for approximately 180 employees primarily in administrative and support functions, and a credit of $1.4 related to occupying a testing facility that had previously been shut down.

4. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Other	Total

Balance as of January 1, 2007	$0.7	$5.7	$0.0	$6.4
Net restructuring charges	21.0	10.8	6.5	38.3
Cash payments and asset write-offs	(10.2)	(2.8)	(6.5)	(19.5)

Balance as of September 30, 2007	$11.5	$13.7	$0.0	$25.2

Current				$22.5
Non-current				2.7

				$25.2

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

5. BUSINESS ACQUISITIONS

        During the nine months ended September 30, 2007, the Company acquired fourteen medical reference laboratories for approximately $145 in cash. These acquisitions were done to extend the Company’s geographic reach and scientific differentiation in important market areas.

6. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2007 and for the year ended December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006

Balance as of January 1	$1,484.0	$1,477.0
Goodwill acquired during the period	98.9	19.6
Adjustments to goodwill	(2.2)	(12.6)

Balance at end of period	$1,580.7	$1,484.0

The components of identifiable intangible assets are as follows:

	September 30, 2007		December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$722.4	$(243.0)	$690.3	$(215.7)
Patents, licenses and technology	93.9	(45.2)	89.1	(38.0)
Non-compete agreements	34.4	(25.2)	27.4	(23.9)
Trade name	100.5	(24.6)	100.5	(19.5)

	$951.2	$(338.0)	$907.3	$(297.1)

        Amortization of intangible assets for the nine month and three month periods ended September 30, 2007 was $40.6 and $13.9, respectively, and $39.0 and $13.0 for the nine month and three month periods ended September 30, 2006, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $14.5 for the remainder of fiscal 2007, $54.8 in fiscal 2008, $53.1 in fiscal 2009, $50.9 in fiscal 2010, $46.7 in fiscal 2011 and $393.2 thereafter.

7. DEBT

        Short-term borrowings and the current portion of long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006

Zero coupon convertible subordinated notes	$561.7	$554.4
Revolving credit facility	100.0	--
Current portion of long-term debt	0.1	--

Total short-term borrowings and current portion of long term debt	$661.8	$554.4

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006

Senior notes due 2013	$352.3	$352.6
Senior notes due 2015	250.0	250.0
Other long-term debt	0.3	0.4

Total long-term debt	$602.6	$603.0

Zero-coupon Subordinated Notes

        On October 3, 2007, the Company announced that its zero-coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero-Coupon Convertible Subordinated Notes due 2021 (“Zero-Coupon Notes”) may be converted as follows. LYONs are convertible into Common Stock of the Company at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero-Coupon Notes are convertible into cash and Common Stock of the Company, if any, subject to the terms of the Zero-Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent.

        In order to exercise the option to convert all or a portion of the LYONs or Zero-Coupon Notes, holders must have validly surrendered their LYONs or Zero-Coupon Notes at any time during the calendar quarter through the close of business at 5:00 p.m., New York City time, on Monday, December 31, 2007.

        There were $0.7 aggregate principal amount of LYONs outstanding at September 30, 2007, which upon conversion the Company would be required to settle in shares as described above. Should Zero-Coupon Notes be converted, the Company would be required to pay holders in cash for the accreted principal amount of the securities to be converted, with the remaining amount, if any, to be satisfied with shares of Common Stock. The shares required for settlement of the LYONs and the Zero-Coupon Notes are already included in the Company’s computation of fully diluted earnings per share.

        On September 12, 2007, the Company announced that for the period of September 12, 2007 to March 11, 2008, the LYONs will, subject to the terms of the LYONs, accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a LYON for the five trading days ended September 7, 2007, in addition to the continued accrual of the original issue discount. Similarly, the Zero-Coupon Notes will also accrue contingent cash interest over that period using the same calculation method as described for the LYONs. Contingent cash interest, which the Company has determined to be approximately $1.30 per Note, will be payable to holders of the LYONs or Zero-Coupon Notes as of the record date, which is February 25, 2008. The payment of contingent cash interest is expected to be made on March 11, 2008.

Credit Facility

        The balances outstanding on the Company’s revolving credit facility at September 30, 2007 and December 31, 2006 were $100.0 and $0.0, respectively. The revolving credit facility bears interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. As of September 30, 2007, the weighted average interest rate on the revolving credit facility was 6.2%. The revolving credit facility contains certain debt covenants which require that the Company maintain certain financial ratios. The Company was in compliance with all covenants at September 30, 2007.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        On October 26, 2007, the Company entered into new senior unsecured credit facilities totaling $1,000. The new facilities consist of a five-year Revolving Facility in the principal amount of $500 and a five-year, $500 Term Loan Facility. The new facilities will be used for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other payments, and repayment of all amounts outstanding under the Company’s previous revolving credit facility. On October 26, 2007, the Company borrowed $500 under the Term Loan Facility, and outstanding Letters of Credit totaling $110.5 were extended under the new facilities. The Company’s previous revolving credit facility was terminated upon the closing of the new facilities.

        The terms of the new facilities are substantially similar to the Company’s previous revolving credit facility and include customary financial covenants governing total leverage and interest coverage as well as negative covenants limiting subsidiary indebtedness and certain other items typical for investment grade-rated borrowers. The fees and interest rates (LIBOR plus 0.75%) on the new facilities are based on the Company’s senior credit rating as determined by Standard & Poor’s, which is currently BBB.

8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

        The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2007.

        The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding

Common shares at December 31, 2006	143.8	(21.6)	122.2
Common stock issued under employee stock plans	1.7	--	1.7
Surrender of restricted stock awards	--	(0.1)	(0.1)
Retirement of common stock	(7.3)	--	(7.3)

Common shares at September 30, 2007	138.2	(21.7)	116.5

Share Repurchase Program

        During the nine months ended September 30, 2007, the Company purchased 7.3 shares of its common stock at a cost of $520.8. As of September 30, 2007, the Company had outstanding authorization from the Board of Directors to purchase approximately $329.2 of Company common stock.

        On November 6, 2006, the Company executed an accelerated share repurchase transaction with an affiliate of Lehman Brothers Inc. for the acquisition of 3.4 shares of the Company’s outstanding common stock for an initial purchase price of $73.40 per share. The Company used cash on hand to pay for the shares. The purchase price for these shares was subject to an adjustment based on the volume weighted average price of the Company’s stock during a period following execution of the agreement. The total cost of the initial purchase was approximately $253.6, including a cap premium of $3.5. The forward contract associated with the accelerated share repurchase transaction was accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) as an equity instrument. The purchase price adjustment was settled in the first quarter of 2007 and resulted in the receipt of 0.1 additional shares by the Company. The purchase price adjustment did not require the Company to make any additional cash payment. The shares repurchased under the accelerated share repurchase agreement were retired.

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

        The gross reserves for uncertain tax positions were $56.8 and $68.1 at December 31, 2006 and September 30, 2007, respectively. It is anticipated that the amount of the unrecognized tax benefits will change within the next twelve months, however these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $7.5 and $10.3 as of January 1, 2007 and September 30, 2007, respectively.

        The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local, and foreign income tax matters have been concluded through 2001.

10. NEW ACCOUNTING PRONOUNCEMENTS

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

11. COMMITMENTS AND CONTINGENCIES

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At September 30, 2007 and December 31, 2006, the Company had provided letters of credit aggregating approximately $110.7 and $111.7 respectively, primarily in connection with certain insurance programs and as security for the Company’s contingent obligation to reimburse up to $200.0 in transitional costs under a new customer contract.

        At September 30, 2007, the Company was a guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a five year term.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

         The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Service cost for benefits earned	$4.8	$4.2	$14.3	$12.8
Interest cost on benefit obligation	4.0	3.7	12.0	10.9
Expected return on plan assets	(5.7)	(5.3)	(17.0)	(16.0)
Net amortization and deferral	0.4	1.1	1.6	3.3
CEO retirement charge	--	0.7	--	0.7

Defined benefit plan costs	$3.5	$4.4	$10.9	$11.7

        For the nine months ended September 30, 2007, the Company has made no contributions to its defined benefit retirement plan.

        The Company has assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Service cost for benefits earned	$0.1	$0.1	$0.4	$0.4
Interest cost on benefit obligation	0.7	0.6	2.0	1.7
Net amortization and deferral	(0.5)	(0.6)	(1.5)	(1.6)

Postretirement benefit expense	$0.3	$0.1	$0.9	$0.5

13. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,

	2007	2006

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$27.2	$26.3
Income taxes, net of refunds	217.4	178.8
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$2.1	$(15.0)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero coupon-subordinated notes, based on market pricing, was approximately $778.5 and $729.7 as of September 30, 2007 and December 31, 2006, respectively. The fair market value of the senior notes, based on market pricing, was approximately $574.8 and $585.9 as of September 30, 2007 and December 31, 2006, respectively.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

15. CEO RETIREMENT

        In July 2006, the Company announced the retirement of its Chief Executive Officer, effective December 31, 2006. During the quarter ended September 30, 2006, the Company recorded charges of approximately $4.6, which included $3.9 related to the acceleration of the recognition of stock compensation and $0.7 related to the acceleration of certain defined benefit plan obligations.

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

3.

loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid, the False Claims Act or other federal, state or local agencies;

4.	failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act, which may result in penalties and loss of licensure;

5.	failure to comply with HIPAA, which could result in significant fines;

6.

failure of third party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, (including a National Provider Identifier), which could result in an interruption in the Company’s cash flow;

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

18.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company’s products and services and to successfully enforce the Company’s proprietary rights;

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

21.	failure of the Company’s financial information systems resulting in failure to meet required financial reporting deadlines;

22.	failure of the Company’s disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

23.	business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters and terrorism or other criminal acts; and

24.	liabilities that result from the inability to comply with new corporate governance requirements.

MANAGED CARE

        The Company recognizes the strategic value of managed care in the industry and continues to have strong relationships with national managed care organizations. On an exclusive and non-exclusive basis, most major managed care organizations have re-contracted in 2007 for laboratory services with single or multi-year agreements.

        On October 3, 2006, the Company announced that it had entered into a new, ten-year agreement with United Healthcare Insurance Company (UnitedHealthcare), effective January 1, 2007. Under the terms of the Agreement, the Company has become UnitedHealthcare’s exclusive national laboratory, offering a comprehensive suite of services, and will also work with other regional and local laboratory providers to selectively develop, implement and manage for UnitedHealthcare a series of laboratory networks in selected regions across the United States. As part of this network development and oversight process, the Company assumed contractual responsibility for managing the Oxford Health Plans laboratory network located in the greater New York metropolitan region effective January 1, 2007. Also effective January 1, 2007, the Company became the exclusive national capitated UnitedHealthcare laboratory provider for the HMO benefit plans of PacifiCare of Colorado, Neighborhood Health Partnership in Florida, and Mid Atlantic Medical Services, L.L.C. (MAMSI) in Maryland and Virginia, and will remain the exclusive provider for HMO benefit plans for PacifiCare of Arizona. Over a period of several years, the Company will continue to perform more of UnitedHealthcare’s testing. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200 million for transition costs related to developing an expanded network in the Oxford, MAMSI and Neighborhood Health Partnership markets, as well as in California and Colorado. During the first nine months of 2007, approximately $27.9 of such transition payments were billed to the Company by UnitedHealthcare and approximately $23.3 had been remitted by the Company.

        During the fourth quarter of 2006, and the first three quarters of 2007, the Company opened approximately 450 new patient service centers and hired over 1,700 new service positions to provide increased accessibility to the clients and patients of UnitedHealthcare as well as all of the Company’s customer base. By increasing its customer service access points and by working with UnitedHealthcare to convert its members’ business over to LabCorp, the Company believes that it has been able to reduce the amount of UnitedHealthcare’s transition costs. Based on the preliminary trend rates of the transition payment amounts billed by UnitedHealthcare during the first nine months of 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately 40% less than the contractual limit. The Company is amortizing the total estimated transition costs over the life of the contract.

        On March 1, 2007, the Company announced that it had received notice that it would no longer be a contracted laboratory provider for Aetna Inc. (Aetna) effective July 1, 2007. As a result of this decision, the Company has lost a portion of the direct Aetna revenue and some associated business. The Company has expanded its geographic reach into the markets where Aetna has the most covered lives and will make every effort to continue to be of service to Aetna and its customers.

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

RESULTS OF OPERATIONS (dollars in millions)

Three months ended September 30, 2007 compared with three months ended September 30, 2006

        Net sales for the three months ended September 30, 2007 were $1,020.6, an increase of $110.7, or approximately 12.2%, from $909.9 for the comparable 2006 period. The sales increase is a result of an increase of approximately 11.9% in accession volume (primarily volume growth in the Company’s Managed Care business) and 0.3% in price.

        Cost of sales, which includes primarily laboratory and distribution costs, was $598.5 for the three months ended September 30, 2007 compared to $525.0 in the corresponding 2006 period, an increase of $73.5, or 14.0%. Cost of sales as a percentage of net sales was 58.6% for the three months ended September 30, 2007 and 57.7% in the corresponding 2006 period. As a percentage of sales, the increase in cost of sales was driven by the Company’s roll-out of patient service centers and other customer service infrastructure, along with increases in cost of materials due to shifts in the Company’s test mix, coupled with providing new clients with specimen collection supplies.

        Selling, general and administrative expenses increased to $198.0 for the three months ended September 30, 2007 from $194.9 in the same period in 2006. As a percentage of net sales, selling, general and administrative expenses were 19.4% and 21.4% for the three months ended September 30, 2007 and 2006, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is the result of a continued focus on controlling costs. The third quarter of 2006 included charges of $4.6 primarily related to the acceleration of the recognition of stock compensation due to the retirement of the Company’s Chief Executive Officer, effective December 31, 2006.

        The amortization of intangibles and other assets was $13.9 and $13.0 for the three months ended September 30, 2007 and 2006, respectively. The increase in the amortization of intangibles reflects certain acquisitions closed during 2007.

        During the third quarter of 2007, the Company recorded charges related to actions directed at reductions in work force and redundant and underutilized facilities. For the three months ended September 30, 2007, the Company recorded net restructuring charges of $31.3. Of this amount, $18.0 related to employee severance benefits for approximately 1,130 employees primarily in management, administrative and support functions and $7.8 related to contractual obligations and other costs associated with the closure of facilities. The charge also included approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the quarter. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits. The Company believes these actions will generate approximately $60 in annual cost reductions in 2008.

        In October, the Company announced that it plans to downsize its regional laboratory in Louisville, Kentucky, as part of these ongoing actions and will record a charge in the fourth quarter relating to this action. The Company will continue to review its cost structure to make sure its business is sized correctly to handle its volumes, with the goal of continuing to be one of the most efficient providers of diagnostic testing services while maintaining high standards of customer service.

        During the third quarter of 2006, the Company recorded net restructuring charges of $1.0 related to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations. This net charge was the result of a charge of $2.4 related to employee severance benefits for approximately 180 employees primarily in administrative and support functions, and a credit of $1.4 related to occupying a testing facility that had previously been shut down.

        Interest expense was $12.6 for the three months ended September 30, 2007 compared with $11.9 for the same period in 2006. The increase in interest expense is a result of borrowings under the Company’s revolving credit facility.

        Income from investments in joint venture partnerships was $20.9 for the three months ended September 30, 2007 compared with $16.3 for the same period in 2006. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 40.6% for the three months ended September 30, 2007 compared to 40.1% for the three months ended September 30, 2006. This increase was the result of increases in the effective state income tax rates.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

        Net sales for the nine months ended September 30, 2007 were $3,062.4, an increase of $370.2, or approximately 13.8%, from $2,692.2 for the comparable 2006 period. The sales increase is a result of an increase of approximately 12.8% in accession volume (primarily volume growth in the Company’s Managed Care business) and 1.0% in price. The improvement in pricing is primarily due to continued shifts in the Company’s test mix in core, genomic and esoteric testing.

        Cost of sales, which includes primarily laboratory and distribution costs, was $1,776.6 for the nine months ended September 30, 2007 compared to $1,541.8 in the corresponding 2006 period, an increase of $234.8, or 15.2%. Cost of sales as a percentage of net sales was 58.0% for the nine months ended September 30, 2007 and 57.3% in the corresponding 2006 period. As a percentage of sales, the increase in cost of sales was driven by the Company’s roll-out of patient service centers and other customer service infrastructure, along with increases in cost of materials due to shifts in the Company’s test mix, coupled with providing new clients with specimen collection supplies.

        Selling, general and administrative expenses increased to $612.1 for the nine months ended September 30, 2007 from $576.0 in the same period in 2006. As a percentage of net sales, selling, general and administrative expenses were 20.0% and 21.4% for the nine months ended September 30, 2007 and 2006, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is the result of a continued focus on controlling costs. The third quarter of 2006 included charges of $4.6 primarily related to the acceleration of the recognition of stock compensation due to the retirement of the Company’s Chief Executive Officer, effective December 31, 2006.

        During the second and third quarters of 2007, the Company recorded charges related to actions directed at reductions in work force and redundant and underutilized facilities. For the first nine months of 2007, the Company recorded net restructuring charges of $38.3. Of this amount, $20.4 related to employee severance benefits for approximately 1,300 employees primarily in management, administrative and support functions, $11.5 related to contractual obligations and other costs associated with the closure of facilities and $0.9 related to settlement of a preacquisition employment liability. The charge also included approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the quarter. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

        The amortization of intangibles and other assets was $40.6 and $39.0 for the nine months ended September 30, 2007 and 2006, respectively. The increase in the amortization of intangibles reflects certain acquisitions closed during 2007.

        Interest expense was $37.8 for the nine months ended September 30, 2007 compared with $35.4 for the same period in 2006. The increase in interest expense is a result of borrowings under the Company’s revolving credit facility.

        Income from investments in joint venture partnerships was $56.6 for the nine months ended September 30, 2007 compared with $49.6 for the same period in 2006. This income represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

        The provision for income taxes as a percentage of earnings before taxes was 41.1% for the nine months ended September 30, 2007 compared to 40.5% for the nine months ended September 30, 2006. This increase was the result of increases in the effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

        Net cash provided by operating activities was $469.3 and $462.1 for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash flows primarily resulted from cash collections relative to the increase in net earnings, offset by larger income tax payments, the payment of employee severance costs and transition payments made to UnitedHealthcare.

        Capital expenditures were $108.5 and $67.8 at September 30, 2007 and 2006, respectively. The Company expects capital expenditures of approximately $130 to $140 in 2007, including anticipated capital expenditures related to the UnitedHealthcare contract. These expenditures are intended to support the Company’s strategic initiatives centered around managed care, scientific differentiation, customer service and quality. In addition, the Company continues to make important investments in information technology connectivity with its customers and financial systems. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving credit facility.

        On October 26, 2007, the Company entered into new senior unsecured credit facilities totaling $1,000. The new facilities consist of a five-year Revolving Facility in the principal amount of $500 and a five-year, $500 Term Loan Facility. The new facilities will be used for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other payments, and repayment of all amounts outstanding under the Company’s previous revolving credit facility. On October 26, 2007, the Company borrowed $500 under the Term Loan Facility, and outstanding Letters of Credit totaling $110.5 were extended under the new facilities. The Company’s previous revolving credit facility was terminated upon the closing of the new facilities.

        The terms of the new facilities are substantially similar to the Company’s previous revolving credit facility and include customary financial covenants governing total leverage and interest coverage as well as negative covenants limiting subsidiary indebtedness and certain other items typical for investment grade-rated borrowers. The fees and interest rates (LIBOR plus 0.75%) on the new facilities are based on the Company’s senior credit rating as determined by Standard & Poor’s, which is currently BBB.

        At September 30, 2007, the Company has provided letters of credit aggregating approximately $110.7, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s new contract with UnitedHealthcare. The UnitedHealthcare contract requires that the Company provide a $50.0 letter of credit, as security for the Company’s contingent obligation to reimburse up to $200.0 in transitional costs during the first three years of the contract. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

        During the nine months ended September 30, 2007, the Company repurchased $520.8 of stock representing 7.3 shares. As of September 30, 2007, the Company had outstanding authorization to purchase approximately $329.2 of Company common stock.

        In addition to the Company’s contractual obligations disclosed in Form 10-K for the year ended December 31, 2006, the Company had a $68.1 and $56.8 reserve for unrecognized tax benefits at September 30, 2007 and December 31, 2006, respectively. Substantially all of these tax reserves are classified in other long-term liabilities and current taxes payable in the Company’s Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, respectively.

        Based on current and projected levels of operations, coupled with availability under its revolving credit facility, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

        On October 3, 2007, the Company announced that its zero-coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero-Coupon Convertible Subordinated Notes due 2021 (“Zero-Coupon Notes”) may be converted as follows. LYONs are convertible into Common Stock of the Company at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero-Coupon Notes are convertible into cash and Common Stock of the Company, if any, subject to the terms of the Zero-Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent.

        On September 12, 2007, the Company announced that for the period of September 12, 2007 to March 11, 2008, the LYONs will, subject to the terms of the LYONs, accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a LYON for the five trading days ended September 7, 2007, in addition to the continued accrual of the original issue discount. Similarly, the Zero-Coupon Notes will also accrue contingent cash interest over that period using the same calculation method as described for the LYONs. Contingent cash interest, which the Company has determined to be approximately $1.30 per Note, will be payable to holders of the LYONs or Zero-Coupon Notes as of the record date, which is February 25, 2008. The payment of contingent cash interest is expected to be made on March 11, 2008.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

        The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has included in the past, the use of derivative financial instruments such as interest rate swap agreements. Although, as set forth below, the Company’s zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments, the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.

        The Company’s zero-coupon subordinated notes contain the following two features that are considered to be embedded derivative instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”:

1)

The Company will pay contingent cash interest on the zero-coupon subordinated notes after September 11, 2006, if the average market price of the notes equals 120% or more of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for a specified measurement period.

2)

Holders may surrender zero-coupon subordinated notes for conversion during any period in which the rating assigned to the zero-coupon subordinated notes by Standard & Poor’s Ratings Services is BB- or lower.

        The Company believes these embedded derivatives had no fair value at September 30, 2007.

ITEM 4. Controls and Procedures

        As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings See Note 11 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007, which is incorporated by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I - Item-1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

        The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended September 30, 2007, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares (Cumulative) Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

July 1 - July 31	0.2	$79.24	0.2	$423.1
August 1 - August 31	1.1	75.67	1.1	345.2
September 1 - September 30	0.2	78.15	0.2	329.2

	1.5	$76.56	1.5

        As of September 30, 2007, the Company had outstanding authorization from the Board of Directors to purchase approximately $329.2 of Company common stock.

Item 6.	Exhibits
(a)	Exhibits
10.31*

-           $1 Billion Credit Agreement dated as of October 26, 2007, among the Company, the lenders named therein and Credit Suisse, as Administrative Agent, and Credit Suisse Securities (USA) LLC, as Bookrunner and Lead Arranger

10.32*	- Employment Separation Agreement between the Company and Woodrow L. Cook effective as of October 31, 2007
10.33*	- Employment Separation Agreement between the Company and Allen W. Troub effective as of October 31, 2007
12.1*	- Ratio of earnings to fixed charges
31.1*	- Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	- Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	- Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

November 1, 2007