Form 10-K
LABORATORY CORP OF AMERICA HOLDINGS
filed 2008-02-26
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐

Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.2 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 110.5 million shares as of February 18, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the Registrant's Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December, 31, 2007 are incorporated by reference into Part III.

(2)

Index

Page

Part I

Item 1.	Business	4
	The Clinical Laboratory Testing Industry	4
	Effect of Market Changes on the Clinical Laboratory Business	5
	Company Strategy	6
	Laboratory Testing Operations and Services	8
	Testing Services	8
	Clients	10
	Payers	11
	Investments in Joint Venture Partnerships	12
	Sales, Marketing and Client Service	12
	Information Systems	12
	Billing	13
	Quality	14
	Employees	15
	Regulation and Reimbursement	15
	Compliance Program	21
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30

Part II

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
Item 14.	Principal Accountant Fees and Services	51

Part IV

Item 15.	Exhibits and Financial Statement Schedules	51

(3)

PART I

Item 1. BUSINESS

        Laboratory Corporation of America Holdings and its subsidiaries (the “Company”), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2007 net revenues. Since the Company’s founding in 1971, it has grown into a national network of 37 primary laboratories and over 1,600 patient service centers along with a network of branches and STAT laboratories (which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately). Through its national network of laboratories, the Company offers a broad range of clinical laboratory tests that are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty testing businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical trials.

        With over 26,000 employees, the Company processes tests on more than 420,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico and three provinces in Canada. Its clients include physicians, hospitals, managed care organizations, governmental agencies, large employers, pharmaceutical companies and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company’s tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition. The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, Pap tests, HIV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in each of its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours. In addition, the Company provides specialty testing services in the areas of allergy, clinical trials, diagnostic genetics, identity, infectious disease, oncology and occupational testing.

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

        The Company is committed to providing the highest quality laboratory services to its clients in full compliance with all federal, state and local laws and regulations. The Company’s Code of Business Conduct and Ethics outlines ethics and compliance policies adopted by the Company to meet this commitment. These policies apply to all employees of the Company and its subsidiaries as well as the Company’s Board of Directors. The Code of Business Conduct and Ethics, as well as the Charters for the Audit, Compensation, Ethics and Quality Assurance, and Nominating and Corporate Governance Committees, and the Company’s Corporate Governance Guidelines, are posted on the Company’s website www.labcorp.com. The Company has established a Compliance Action hotline (1-800-801-1005), which provides a confidential and anonymous method to report a possible violation of a LabCorp compliance policy or procedure, or a federal or state law or regulation; a HIPAA Privacy hotline (1-877-234-4722), which provides a confidential and anonymous method to report a possible violation of a HIPAA privacy, security or billing policy or procedure; and an Accounting hotline (1-866-469-6893), which provides a confidential and anonymous method to report a possible violation of internal accounting controls or auditing matters.

The Clinical Laboratory Testing Industry

        Laboratory tests and procedures are used generally by hospitals, physicians and other health care providers and commercial clients to assist in the diagnosis, evaluation, detection, therapy selection, monitoring and treatment of diseases and other medical conditions through the examination of substances in the blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical pathology testing, which is performed on body fluids including blood, or anatomical pathology testing, which is performed on histologic or cytologic samples (e.g., tissue and other samples, including human cells). Clinical and anatomical pathology procedures are frequently ordered as part of regular

(4)

physician office visits and hospital admissions in connection with the diagnosis and treatment of illnesses. Certain of these tests and procedures are used in the diagnosis and management of a wide variety of medical conditions such as cancer, AIDS, endocrine disorders, cardiac disorders and genetic disease.

        The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company. The Company believes that in 2007 the entire United States clinical laboratory testing industry had revenues of approximately $50 billion; approximately 54% of such revenues were attributable to hospital-affiliated laboratories, approximately 41% were attributable to independent clinical laboratories and others, and approximately 5% were attributable to physicians in their offices and laboratories. The Centers for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services (“HHS”) has estimated that in 2007 there were approximately 5,350 independent clinical laboratories in the United States.

        The clinical laboratory business is intensely competitive. There are presently two major national independent clinical laboratories: the Company and Quest Diagnostics Incorporated (“Quest”), which had approximately $6.7 billion in revenues from clinical laboratory testing in 2007. The remaining estimated $39 billion of testing performed in the United States is performed by hospitals (approximately $27 billion) and regional, specialty, and physicians laboratories (approximately $12 billion). In addition to Quest, the Company competes with many smaller independent clinical and anatomical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that health care providers in selecting a laboratory often use the following factors, among others:

•	accuracy, timeliness and consistency in reporting test results;

•	reputation of the laboratory in the medical community or field of specialty;

•	service capability and convenience offered by the laboratory;

•	number and type of tests performed;

•	connectivity solutions offered; and

•	pricing of the laboratory’s test services.

        The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies to improve its competitive position.

        The Company believes that large scale consolidation has decelerated, but will continue in the clinical laboratory testing business. In addition, the Company believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of external factors including cost efficiencies afforded by large-scale automated testing, reimbursement reductions and the growth of managed health care entities which require cost efficient testing services and large service networks. In addition, legal restrictions on physician referrals and their ownership of laboratories as well as increased regulation of laboratories are expected to contribute to the continuing consolidation of the industry.

Effect of Market Changes on the Clinical Laboratory Business

        Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector and consolidation of managed care companies present various challenges and opportunities to the Company and other independent clinical laboratories. During 2006, the Company signed a ten-year agreement with UnitedHealthcare to become its exclusive national laboratory. This agreement represents an industry first in terms of its length and exclusivity at a national level. The various managed care organizations (“MCOs”) have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified discounted rates. The Company’s ability to attract and retain managed care clients is critical given these new and evolving models. In addition, some MCOs have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to pay for all

(5)

authorized laboratory tests ordered during the month by the physician for the members, regardless of the number or cost of the tests actually performed. The Company makes significant efforts to ensure that esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) are excluded from capitated arrangements and therefore paid for separately by the managed care organization. Capitated payment contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2007, such capitated contracts accounted for approximately $167.5 million, or 4.1%, of the Company’s net sales.

        In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally services low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules, and the Company believes that pressure to reduce reimbursement for Medicare services will continue. Similar pressure for reductions in the reimbursement rates of other third-party payers is likely to occur as well.

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

        The Company believes its enhanced esoteric menu and larger geographic footprint provides a strong platform for growth. Additional factors which may lead to future volume growth include an increase in the number and types of tests which are readily available (due to advances in technology and increased cost efficiencies) for testing of cancer and infectious diseases and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payers, particularly managed care organizations. In addition, movement by patients into consumer driven health plans may have an impact on the utilization of laboratory testing.

Company Strategy

        The Company’s strategic plan focuses on three critical priorities that provide maximum opportunity for continued growth and profitability. They are scientific differentiation, managed care and customer service.

        Scientific Differentiation

        The Company believes that it has differentiated itself from its competition and positioned itself for continued strong growth by building a leadership position in genomic and other advanced testing technologies. This leadership position enables the Company to provide a broad menu of testing services in the genetics and cancer markets, which it believes represents two of the most significant areas of future growth in the clinical laboratory industry. The Company’s strategic objective is to expand its leadership position in genomic and other advanced testing technologies to deliver outstanding and innovative clinical testing services to patients and physicians nationwide.

        The Company’s licensing of ovarian cancer technology from Yale University in 2006 and lung cancer technology from Duke University in 2008, positions the Company with a pipeline of innovation from two of the country’s leading universities.

        As the promise of genomic medicine begins to be fulfilled with the introduction of new therapeutics that have associated “companion” diagnostics to identify targeted or “at-risk” subsets of the population, guide dosing strategies, etc., the Company is well positioned to continue to leverage its position as the scientific leader in the clinical laboratory industry. In 2007, the Company announced a partnership with ARCA Discovery to commercialize a companion diagnostic for the first personalized cardiovascular

(6)

therapy, Bucindolol, a genetically-targeted beta-blocker. The new test will identify patients more likely to have an adverse drug event, as well as patients more likely to have a positive response to the drug. Additionally, in January 2008, the Company announced a definitive agreement to acquire Tandem Labs, a leading bioanalytical and immunoanalytical clinical research testing laboratory supporting pharmaceutical and biotechnology companies with their discovery, preclinical and clinical drug development programs. With broad scientific expertise and clinical trial capabilities, the Company can provide assistance in the development and validation of these companion diagnostics as well as an international infrastructure to allow them to be broadly used within the market.

        Managed Care

        Strong managed care partnerships are key to the Company, both to secure appropriate payment for its services and as distribution channels for the Company’s new and existing tests. They also contribute to the Company’s priorities as it extends its scientific leadership priorities. The Company has devoted substantial business and scientific resources to its managed care customers to ensure that it is providing this growing segment with the creative solutions and quality services that they expect.

        The Company has worked to develop deeper relationships with managed care companies around the provision and analysis of laboratory data. The Company provides managed care companies access to LabCorp DataLink, a “self-service” on-line tool that allows managed care companies to analyze data on their enrollees nationwide. The Company has also developed numerous data sharing arrangements with managed care companies to support their efforts in disease management and other initiatives focused on improving care and decreasing costs.

        The Company’s growing national presence provides a number of significant benefits and it intends to maintain and continue to build this presence. The Company’s national network enables it to provide high-quality services to physicians, hospitals, managed care organizations and other customers across the United States. The Company’s managed care contracts with Cigna, Humana, UnitedHealthcare, and Wellpoint demonstrate the importance of delivering services on a nationwide basis, which was a factor in the selection of the Company by UnitedHealthcare as its exclusive national laboratory. Since the signing of the UnitedHealthcare contract, the Company has expanded its national network by adding over 400 new patient service centers. The Company’s scale also provides it with significant cost structure advantages, particularly related to supply and other operating costs.

        Customer Service

        Providing exceptional customer service is one of the Company’s highest priorities. Customer retention requires understanding the unique needs and challenges that face each of the Company’s customer segments and providing solutions that address those needs. The Company continually seeks to improve its offerings in physician education tools, integrated information management solutions, improved customer care initiatives and innovative patient information guides. These customer retention activities are designed to further the Company’s success in all aspects of its business.

        The Company offers a variety of connectivity solutions including eLabCorp, a web-based connectivity solution. The Company’s connectivity platform integrates easily with a wide variety of existing electronic medical records systems, practice management systems, and procedure writing systems, allowing physicians to access testing services without changing the software systems they use for the rest of their practice needs. As part of its commitment to expand patient access in the fourth quarter of 2006, the Company entered a partnership with Duane Reade, Inc. (“Duane Reade”) to locate patient service centers in certain Duane Reade drugstores in the New York metropolitan area. The Company believes that the addition of these and other new access points will continue to make the Company the most convenient laboratory for doctors and their patients.

(7)

Laboratory Testing Operations and Services

        The Company has a national network of primary laboratories, branches, patient service centers and STAT laboratories. A branch is a central facility which collects specimens in a region for shipment to one of the Company’s laboratories for testing. A branch is also frequently used as a base for sales and distribution staff. Generally, a patient service center is a facility maintained by the Company to serve the patients of physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company’s in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company’s primary testing facilities for testing. Some of the Company’s patient service centers also function as STAT labs, which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. Patient specimens are typically delivered to the Company accompanied by a test request form. These forms, which are completed by the client or transcribed by a Company patient service technician from a client order, indicate the tests to be performed and provide the necessary billing information.

        Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each specimen helps to ensure that the results are attributed to the correct patient. The test request forms are sent to a data entry operator who ensures that a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the software system, the tests are performed and the results are entered through EDI interface or manually, depending upon the tests and the type of equipment involved. Most of the Company’s automated testing equipment is connected to the Company’s information systems. Most routine testing is completed by early the next morning and test results are in most cases electronically delivered to clients via smart printers, personal computer-based products or computer interfaces.

Testing Services

        Routine Testing

        The Company offers a broad range of clinical laboratory tests and procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or to search for an otherwise undiagnosed condition. The most frequently requested tests include blood chemistry analyses, thyroid tests, urinalyses, blood cell counts, Pap tests, HIV tests, microbiology cultures and procedures and alcohol and other substance-abuse tests. These routine procedures are most often used by physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish their own laboratory to perform some of the tests.

        The Company performs this core group of routine tests in each of its primary laboratories, which constitutes a majority of the testing performed by the Company. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

        Specialty Testing

        While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized in nature. One of the growth strategies of the Company is the continued expansion of its specialty testing businesses, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty testing businesses serve two market segments: (i) markets that are not typically served by the clinical testing laboratory; and (ii) markets which are served by the clinical testing laboratory and offer the possibility of adding related services (such as clinical trials or occupational drug testing) from the same supplier. The Company’s research and development group continually seeks new and improved technologies for early diagnosis. For example, the Company’s Center for Molecular Biology and Pathology (“CMBP”) is a leader in molecular diagnostics and polymerase chain reaction (“PCR”) technologies, which are often able to provide earlier and more reliable information regarding HIV, genetic diseases, cancer and many other viral and bacterial diseases. In August 2000, the Company acquired National Genetics Institute, Inc.

(8)

(“NGI”), a leader in the development of PCR assays for Hepatitis C (“HCV”). In June 2001, the Company acquired Viro-Med Laboratories, Inc., which offers molecular microbial testing using real time PCR platforms. In January 2003, the Company acquired DIANON Systems, Inc. a leader in anatomic pathology testing. In February 2005, the Company acquired US LABS, a leader in anatomic pathology and oncology testing services. In May 2005, the Company acquired Esoterix, a leading provider of specialty reference testing. In November 2006, the Company acquired Litholink Corporation (“Litholink”), a nationally-recognized kidney stone analysis laboratory known for its extensive stone management program. Management believes these technologies may represent a significant savings to the healthcare system either by increasing the detection of early stage (treatable) diseases or by more effectively managing chronic disease conditions. The following are specialty testing businesses in which the Company offers testing and related services:

Infectious Disease. The Company provides complete viral load testing as well as HIV genotyping and phenotyping. In 2000, the Company added HIV GenoSure™ to its portfolio of HIV resistance testing services. The Company’s use of this leading-edge technology puts it in the forefront of HIV drug resistance testing, one of the most important issues surrounding the treatment of HIV. In 2007, the Company became the first commercial laboratory to offer fully automated real-time HIV testing from Roche Diagnostics. Additionally, the Company provides comprehensive testing for HCV including both PCR testing and genotyping at CMBP, NGI and Viro-Med.

Diagnostic Genetics. The Company offers cytogenetic, molecular cytogenetic, biochemical and molecular genetic tests. In 2007, the Company added integrated and sequential prenatal screening for more sensitive assessment of Down syndrome risk. Additionally, in January 2008, the Company announced the introduction of the Affymetrix whole genome microarray technology offering enhanced detection of the etiology of mental retardation, developmental delay and autism.

Oncology Testing. The Company offers an extensive series of testing technologies that aid in diagnosing and monitoring certain cancers and predicting the outcome of certain treatments. The acquisitions of Dianon, US LABS and Esoterix further expanded the Company’s capabilities in specialized pathology; including hematopathology, dermatopathology and uropathology.

Clinical Trials Testing. The Company regularly performs clinical laboratory testing for pharmaceutical companies conducting clinical research trials on new drugs. This testing often involves periodic testing of patients participating in the trial over several years.

Identity Testing. The Company provides forensic identity testing used in connection with criminal proceedings and parentage evaluation services which are used to assist in determining parentage for child support enforcement proceedings and determining genetic relationships for immigration purposes. Parentage testing involves the evaluation of immunological and genetic markers in specimens obtained from the child, the mother and the alleged father. The Company also provides testing services in reconstruction cases, which assist in determining parentage without the presence of the parent in question. Management believes the Company is now the largest provider of identity testing services in the United States.

Allergy Testing. The Company offers an extensive range of allergen testing services as well as computerized analysis and a treatment program that enables physicians to diagnose and treat many kinds of allergic disorders.

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

(9)

         Development of New Tests

        Advances in medicine have begun to fundamentally change diagnostic testing, and new tests are allowing clinical laboratories to provide unprecedented amounts of health-related information to physicians and patients. Significant new tests introduced over the past several years include a gene-based test for human papillomavirus as well as tests for HIV phenotyping and cystic fibrosis. As science continues to advance, the Company expects new testing technologies to emerge; therefore, it intends to continue to invest in advanced testing capabilities so that it can remain on the cutting edge of diagnostic laboratory testing. The Company has added, and expects to continue to add, new testing technologies and capabilities through a combination of internal development initiatives, technology licensing and partnership transactions and selected business acquisitions. Through its national sales force, the Company rapidly introduces new testing technologies to physician customers. This differentiation is important in the retention and growth of business.

        In 2007, the Company continued its long-standing tradition of scientific vision and leadership with the introduction of more than 40 significant test menu and automation enhancements. The Company’s focus is specifically in areas where novel diagnostic assays provide actionable results for unmet clinical needs. Also, the Company introduced six new companion diagnostic tests, providing clinicians with innovative ways to avoid adverse drug reactions in their patients. These tests are particularly important for patients with breast and other cancers, HIV and Hepatitis B. In October 2007, the Company entered into a strategic research agreement with Medco Health Solutions, Inc. to advance the field of pharmacogenomics by exploring the use of personal genetics in patients taking the drug tamoxifen.

        Additionally, in 2008, the Company announced an exclusive licensing agreement with Duke University to commercialize Duke’s new blood-based assay for early detection of lung cancer.

        The Company continued its industry leadership in gene-based and esoteric testing, generating $1.4 billion in revenue, and growing at more than 12 percent. The Company has pioneered a cheek swab format for most genetic tests, making them easier to perform and sparing patients the necessity of blood draws. The Company also introduced test menu enhancements in areas such as autism, oncology, endocrinology, coagulation and infectious diseases.

        The Company continued to expand its capabilities in mass spectrometry, highlighted by a menu of 41 novel assays in the area of endocrinology. Additionally, the Company’s programs in biochemical genetics, oncology and therapeutic drug monitoring take advantage of its mass spectrometry capabilities at both its major North Carolina labs, the Center for Esoteric Testing and CMBP.

        Continuing the Company’s leadership in scientific innovation, on February 13, 2007, the Company announced a partnership with ARCA Discovery to commercialize a companion diagnostic for the first personalized cardiovascular therapy, Bucindolol, a genetically-targeted beta-blocker. The new test will identify patients more likely to have an adverse drug event, as well as patients more likely to have a positive response to the drug. Additionally, in January 2008, the Company announced a definitive agreement to acquire Tandem Labs, a leading bioanalytical and immunoanalytical clinical research testing laboratory supporting pharmaceutical and biotechnology companies with their discovery, preclinical and clinical drug development programs. Both events further advance the Company’s leadership position in the laboratory and drug development industries, and solidify its position as the premier laboratory in the field of companion diagnostics.

Clients

        The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2007, no client or group of clients under the same contract accounted for more than nine percent of the Company’s net sales. The primary client groups serviced by the Company include:

(10)

         Independent Physicians and Physician Groups

        Physicians requiring testing for their patients are one of the Company’s primary sources of testing services. Fees for clinical laboratory testing services rendered for these physicians are billed either to the physician, to the patient or the patient’s third-party payer such as an insurance company, Medicare or Medicaid. Billings are typically on a fee-for-service basis. If the billings are to the physician, they are based on a customer fee schedule and are subject to negotiation. Otherwise, the patient or third-party payer is billed at the laboratory’s patient fee schedule, subject to third-party payer limitations and negotiation by physicians on behalf of their patients. Revenues received from Medicare and Medicaid billings are based on government-set fee schedules and reimbursement rules.

         Hospitals

        The Company provides hospitals with services ranging from routine and specialty testing to contract management services. Hospitals generally maintain an on-site laboratory to perform immediately needed testing of patients receiving care. However, they also refer less time sensitive procedures, less frequently needed procedures and highly specialized procedures to outside facilities, including independent clinical laboratories and larger medical centers. The Company typically charges hospitals for any such tests on a fee-for-service basis which is derived from the Company’s customer fee schedule. Fees for management services are billed monthly at contractually agreed-upon rates.

         Managed Care Organizations

        The Company serves many MCOs. The various MCOs have certain different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified discounted rates. The majority of the Company’s managed care testing is negotiated on a fee-for-service basis. Testing is sometimes reimbursed on a capitated basis for MCOs. Under a capitated payment contract, the Company agrees to perform certain laboratory tests during a given month for which the MCO agrees to pay a flat monthly fee for each covered member. The tests covered under agreements of this type are negotiated for each contract, but usually include routine tests and exclude highly specialized tests. Many of the national and large regional MCOs prefer to use large independent clinical labs such as the Company because the MCOs can monitor service and performance on a national basis.

         Other Institutions

        The Company serves other institutions, including government agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company’s testing capabilities. The institutions typically pay on a negotiated fee-for-service basis.

Payers

        Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. For the year ended December 31, 2007, accessions (based on the total volume of accessions) and average revenue per accession by payer are as follows:

	Accession Volume as	Revenue
	a % of Total	per Accession

Private Patients	2.1%	$ 158.84
Medicare and Medicaid	17.1%	$ 40.66
Commercial Clients	31.9%	$ 31.60
Managed Care	48.9%	$ 35.74

        A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance.

(11)

Investments in Joint Venture Partnerships

        In connection with the acquisition of Dynacare in 2002, the Company holds investments in three joint venture partnerships, located in Milwaukee, Wisconsin; Ontario, Canada; and Alberta, Canada. These businesses represent partnership agreements between Dynacare and other independent diagnostic laboratory investors. Under these agreements, all partners share in the profits and losses of the businesses in proportion to their respective ownership percentages. All partners are actively involved in the major business decisions made by each joint venture.

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

        Effective January 1, 2008, the Company acquired additional partnership units in its Ontario, Canada joint venture, bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario, Canada joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement.

Sales, Marketing and Client Service

        The Company offers its services through a sales force focused on serving the specific needs of customers in different market segments. These market segments generally include Specialty Cancer, Hospitals and Primary Care. The Company’s sales force is compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual’s qualifications, performance and responsibilities. Commissions are primarily based upon the individual’s ability to generate and retain business for the Company from new and existing customers.

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

        The Company competes primarily on the basis of the quality of its testing, innovation of its services, convenience of its comprehensive test menu, and access points throughout the nation.

Information Systems

        The Company has developed and implemented management information systems that support the operations of the company as well as strategically position the Company for long term growth in light of evolving market trends around the utilization of laboratory data by its customers.

        The Company benefits from having a common laboratory system and a common billing system, which are both maintained in Burlington, North Carolina. With approximately 93% of the Company’s revenue processed by these systems, this centralized IS platform provides tremendous operational efficiencies for the Company. It also represents a valuable data platform that allows the Company to provide consistent, structured, and standardized laboratory results to its customers. The Company believes that this standardized laboratory data will be even more important and valuable to its customers as they continue to develop and refine disease management tools and capabilities that provide improved care and reduced

(12)

costs.

        The creation of new Regional Health Information Organizations (“RHIOs”) throughout the country and the continued evolution of federally funded programs such as the Office of the National Coordinator for Health Information Technology (“ONCHIT”) also speak to a broader trend around the utilization of health care data by new entities. The Company’s data platform positions it well to participate in these initiatives and others as they evolve.

Billing

        Billing for laboratory services is a complicated process involving many different payers such as doctors, patients, insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. In addition, billing process arrangements with third-party administrators and disputes regarding responsible parties further complicate the billing process.

        The Company utilizes a centralized billing system in the collection of substantially all of its accounts receivable. This system generates bills to customers based on the payer type. Client billing is typically generated monthly, whereas patient and third-party billing are typically generated daily. Agings of accounts receivable are then monitored by billing personnel and re-bills and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred and the account has been transferred to a third-party collection agency. Third-party and managed care accounts are written off when they exceed the payer’s timely filing limits.

        A portion of the Company’s bad debt expense is the result of non-credit related issues that slow the billing process, such as missing or incorrect billing information on requisitions. The Company generally performs the requested tests and returns the test results regardless of whether billing information is incorrect or incomplete. The Company subsequently attempts to obtain any missing information or rectify any incorrect billing information received from the health care provider. The Company believes that this experience is similar to that of its primary competitors. The Company continues to focus on a number of process initiatives aimed at reducing the impact of these non-credit related issues by:

•	reducing the number of requisitions received that are missing billing information. This involves counting the number of clinical requisitions received with missing information by ordering client, as well as determining what specific information was not provided. The Company then identifies root causes of why the information was missing and takes steps to ensure that information is provided in the future. These steps include re-educating clients as to what information is needed in order for the Company to bill and collect for the test;

•	installing personal computer based products in client offices and Company locations to help with the accuracy and completeness of billing information captured on the front-end; and

•	developing and implementing enhanced eligibility checking to compare information to payer records before billing.

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

(13)

Quality

        The Company has established a comprehensive quality assurance program for its laboratories and other facilities designed to help assure accurate and timely test results. In addition to the compulsory external inspections and proficiency programs required by CMS and other regulatory agencies, systems and procedures are in place to emphasize and monitor quality assurance. All of the Company’s regional laboratories are subject to on-site evaluations, the College of American Pathologists (“CAP”) proficiency testing program, state surveys and the Company’s own internal quality control programs.

        Customer Interaction. Processes to continually improve the customers’ experience with the Company are essential. Use of technology in the Company’s patient service centers will help reduce patient wait times by expediting patient registration and the information collection process.

        Specimen Management. The use of logistics and specimen tracking technology allows the timely transportation, validation and storage of specimens. The Company is continually improving its ability to timely collect specimens from all locations, and its ability to ensure timely transportation and tracking of specimens from all locations.

        Quality Control. The Company regularly performs quality control testing by running quality control samples with known values at the same time as patient samples are submitted for testing. Quality control sample test results for interfaced automated clinical tests are entered into the Company’s computererized quality control database. This allows for real-time monitoring for any statistically and clinically significant analytical differences, and enables technologists and technicians to take immediate and appropriate corrective action prior to release of patient results.

        Internal Proficiency Testing. The Company has an extensive voluntary proficiency testing program in which each laboratory receives samples to test. This quarterly internal proficiency program serves to test the Company’s analytical and post analytical phases of laboratory testing service including order entry, accessioning systems, accuracy, precision of its testing protocols, technologist/technician performance, and quality assurance reporting checks. This program serves to supplement the external proficiency programs supplied by the laboratory accrediting agencies.

        External Proficiency/Accreditation. The Company participates in numerous externally-administered, quality surveillance programs, including the CAP program. CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. CAP has been accredited by CMS to inspect clinical laboratories to determine adherence to the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 standards. A laboratory’s receipt of accreditation by CAP satisfies the CMS requirement for participation in proficiency testing programs administered by an external source. The CAP program involves both on-site inspections of the laboratory and participation in CAP’s proficiency testing program for all categories in which the laboratory is accredited. All of the Company’s major laboratories are accredited by CAP.

        Quality encompasses many other facets of the Company’s service, such as turnaround time, client service, patient satisfaction, and billing. The Company’s quality assessment (“QA”) program includes measures that compare its current performance against desired performance goals detailed in its quality plan. Using quality assessment techniques, the Company’s laboratories employ a variety of programs to monitor critical aspects of service to its clients and patients.

        The Company’s forensic crime laboratory, located at Research Triangle Park, NC, is accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board (“ASCLD/LAB”) in the category of DNA testing. Under the Crime Laboratory Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant, and security and personnel safety procedures meet stringent quality standards. The Company is one of 336 ASCLD accredited crime laboratories worldwide and is one of only 24 private crime laboratories holding the accreditation. Accreditation is granted for a period of five years provided that a laboratory continues to meet the standards during that period.

(14)

Employees

        As of January 31, 2008, the Company had over 26,000 full-time equivalent employees. Subsidiaries of the Company have three collective bargaining agreements (“CBA”) which cover approximately 706 employees. In 2007, the Company successfully concluded the renewal of one CBA and in 2008 the Company will be negotiating the terms of a second CBA that expires in May. The Company’s success is highly dependent on its ability to attract and retain qualified employees, and the Company believes that it has good overall relationships with its employees.

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

         Regulation of Clinical Laboratories

        The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) extended federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

        Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as either “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the Food and Drug Administration to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. All major and many smaller Company facilities hold CLIA certificates to perform high complexity testing. The Company’s remaining smaller testing sites hold CLIA certificates to perform moderate complexity testing or a certificate of waiver. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on the Company.

        On July 26, 2007, the Food and Drug Administration (“FDA”) issued Draft Guidance for Industry, Clinical Laboratories, and FDA Staff: In Vitro Diagnostic Multivariate Index Assays (“the Draft Guidance”). The Draft Guidance announces that devices deemed In Vitro Diagnostic Multivariate Index Assays (“IVDMIAs”) are Class II or Class III devices requiring, among other things, premarket notification clearance or premarket approval from FDA. This guidance would change the agency’s historical practice regarding regulation of certain laboratory-developed tests. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and laboratory developed tests. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time.

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

(15)

requirements, but no assurances can be given that the Company’s laboratories will pass all future licensure or certification inspections.

         Payment for Clinical Laboratory Services

        In 2007, the Company derived approximately 18.3% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company’s other business depends significantly on continued participation in these programs and in other government healthcare programs, because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

        Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule that sets the maximum amount payable in each Medicare carrier’s jurisdiction. This clinical laboratory fee schedule is updated annually. Laboratories bill the program directly for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

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

        Separate from clinical diagnostic laboratory services, which generally are reimbursed under the Medicare laboratory fee schedule, many pathology services are reimbursed under the Medicare physician fee schedule. The physician fee schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The physician fee schedule is also subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor resulted in significant decreases in payment for most physician services since 2003. However, since that time Congress has intervened repeatedly to prevent these payment reductions, and the conversion factor has been increased or frozen for the subsequent year. Facing yet another expected decrease in 2008, Congress acted to freeze rates at the 2007 level through June 2008, at which point Congress will have to act again or the payment rates will decrease. Decreases are expected to continue in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to mandate freezes or increases each year.

        The MMA also included a provision requiring CMS to conduct a demonstration program on using competitive acquisition for certain clinical lab tests to determine whether competitive bidding can be used to provide lab services at reduced cost to Medicare. The first demonstration project is currently scheduled to begin on July 1, 2008 for the greater San Diego, California area. The Company has submitted the required bid information but certain local hospitals and laboratories have filed suit in Federal District Court in San Diego to prevent the existing program from going forward until CMS has complied with the Administrative Procedures Act and has addressed other deficiencies in the current design of the program. Payment reductions from widespread use of competitive acquisition, if implemented for clinical lab services, could have a significant effect on the clinical laboratory industry and the Company. In addition, some States have initiated efforts to establish competitive bidding processes for the provision of laboratory services under the State Medicaid program.

        Because a significant portion of the Company’s costs are relatively fixed, Medicare, Medicaid and other government program payment reductions could have a direct adverse affect on the Company’s net earnings and cash flows, but the Company cannot predict whether changes that will result in such

(16)

reductions will be implemented.

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

        The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. Covered entities were required to be in compliance with the HIPAA Security Standard as of April 21, 2005. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. 22 are “addressable” meaning covered entities must assess whether each specification is a reasonable and appropriate safeguard within its environment for protection of electronic protected health information and implement if reasonable and appropriate or document why implementation would not be reasonable and appropriate. Some of the Security Standards are technical in nature and are addressed through policies and procedures for using information systems. The Company believes that it is in compliance with the HIPAA Security Standards in all material respects.

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

(17)

HIPAA is not expected to be material to the Company’s operations or cash flows. There are, however, many unresolved issues in both of these areas and future interpretations of HIPAA could impose significant costs on the Company.

        The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for health care providers. The intent of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. CMS is currently issuing National Provider Identifier (“NPI”) numbers to healthcare providers. The National Provider Identication rule requires that all HIPAA-covered health care providers, whether they are individuals or organizations, must obtain a NPI for use to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number (“UPIN”) — as well as other provider numbers previously assigned by payers and other entities — for the purpose of identifying providers in standard electronic transactions.

        The Company is within the remediation/implementation phase of the HIPAA NPI requirements, and has applied for or will apply for and obtain NPIs on behalf of the Company, its subsidiaries and relevant subparts to meet the needs of its trading partners. The Company is also actively soliciting the NPIs of its ordering provider clients to the extent they are needed in transactions submitted by the Company, and is making the changes to Company systems that will be necessary for NPI utilization in transactions. The Company recognizes that successful implementation of the NPI requirements will require significant cooperation among trading partners. Beginning May 23, 2007, the NPI was required but covered entities were allowed to invoke contingency plans for a period of one year. The Company has established a contingency plan that will remain in effect until May 23, 2008. As covered health plans end their contingency plans or otherwise require use of NPI in standard transactions during the contingency period, the Company will comply with the NPI requirements of such covered health plans while maintaining its contingency plan with respect to other covered health plans until they require the use of NPI or until May 23, 2008, whichever occurs first. CMS has stated that it will require the NPI on Part B professional claims submitted to Medicare after March 1, 2008 or it will reject claims. The failure of the Company or third parties to meet the NPI requirements could have a material adverse impact on the Company’s reimbursement and profitability.

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

         Fraud and Abuse Laws and Regulations

        Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS’ Office of the Inspector General (“OIG”), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government’s enforcement efforts have been increasing over the past decade, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate federal, state and local law enforcement programs; a program to conduct greater numbers of investigations, audits and inspections relating to payment for health care items and services; and a federal anti-fraud and abuse account for enforcement efforts, funded through collection of penalties and fines for violations of the health care anti-fraud and abuse laws. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for state Medicaid agencies to adopt false claims act provisions similar to the federal False Claims Act. The Act also established a new Medicaid Integrity Program, which parallels the existing federal Medicare Integrity Program.

        The federal healthcare programs antikickback law (the “Antikickback Law”) prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare or Medicaid (or other federal healthcare program) business. Violations can result in imprisonment, fines, penalties, and/or

(18)

exclusion from participation in federal health care programs. HHS has published “safe harbor” regulations which specify certain arrangements that are protected from prosecution under the antikickback law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the antikickback law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case by case basis. Many states have their own Medicaid antikickback laws and several states also have antikickback laws that apply to all payers (i.e., not just government healthcare programs).

        From time to time, the OIG issues alerts and other guidance on certain practices in the health care industry. Several examples of such guidance documents are described below. In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the “fraud and abuse” laws, including the antikickback law. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering certain laboratory services to renal dialysis centers at prices below fair market value in return for referrals of other tests which are billed to Medicare at higher rates; (iii) providing free testing to physicians managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; and (vi) providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG emphasized in the Special Fraud Alert that when one purpose of an arrangement is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the antikickback laws, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

        Another issue the OIG is concerned about involves the provision of discounts on laboratory services billed to customers in return for the referral of federal health care program business. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on non-federal health care program laboratory tests might violate the antikickback statute. The OIG reasoned that the laboratory could be viewed as providing such discounts to the physician in exchange for referrals by the physician of business to be billed by the laboratory to Medicare at non-discounted rates. The OIG indicated that the arrangement would not qualify for protection under the discount safe harbor because Medicare and Medicaid would not get the benefit of the discount. Similarly, in 1999 correspondence, the OIG stated that if any direct or indirect link exists between a discount that a laboratory offers to a skilled nursing facility (“SNF”) for tests covered under the Medicare Prospective Payment System (“PPS”) and referrals to the laboratory of tests covered under Medicare Part B (i.e., not covered under a fixed PPS system), then the antikickback statute would be implicated.

        The OIG also has issued two separate guidance documents regarding joint venture arrangements that may be viewed as suspect under the antikickback law. These documents have relevance to clinical laboratories that are part of (or are considering establishing) joint ventures with potential referral sources. The first guidance document, which focused on investor referrals to such ventures, was issued in 1989, and the more recent one, concerning contractual joint ventures, was issued in April 2003. Some of the elements of joint ventures that the OIG identified as “suspect” include: arrangements in which the capital invested by the physicians is disproportionately small and the return on investment is disproportionately large when compared to a typical investment; specific selection of investors who are in a position to make referrals to the venture; and arrangements in which one of the parties to the joint venture expands into a line of business that is dependent on referrals from the other party (sometimes called “shell” joint ventures). In a 2004 advisory opinion, the OIG expressed concern about a proposed joint venture in which a laboratory company would assist physician groups in establishing off-site pathology laboratories. The OIG indicated that the physicians’ financial and business risk in the venture was minimal and that the physicians’ would contract out substantially all laboratory operations, committing very little in the way of financial, capital, or human resources. The OIG was unable to exclude the possibility that the arrangement was designed to permit the laboratory to pay the physician groups for their referrals, and therefore was unwilling to find that the arrangement fell within a safe harbor or had sufficient safeguards to protect against fraud or abuse.

(19)

        Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity’s submission of claims to Medicare or Medicaid that are substantially in excess of that individual or entity’s usual charges for like items or services. On September 15, 2003, the OIG issued a notice of proposed rulemaking that, for the first time, would have defined the terms “usual charges” and “substantially in excess” for purposes of this exclusion authority. Specifically, the OIG proposed to define these terms in such a way that a laboratory charging Medicare or Medicaid for a given service more than 120 percent of its average payment from managed care plans and other payers would have been subject to exclusion, at the OIG’s discretion. In some circumstances, this proposal may have required laboratories and other providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal ntoice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fisc,” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers.” Thus, although the OIG did not proceed with its rulemaking, an enforcement action based on certain concepts set forth in the proposed rule is possible and, if pursued, could have an adverse effect on the Company.

        Under another federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician’s own office, if certain criteria are satisfied; 4) physician investment in a company provided the company’s stock is traded on a public exchange and the company has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met in order to take advantage of the exception. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just Medicare.

        There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company seeks to conduct its business in compliance with all federal and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal healthcare program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would have a material adverse effect on the Company’s business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company’s business.

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

(20)

pathogens.

        On November 6, 2000, Congress passed the Needlestick Safety and Prevention Act which required, among other things, that companies include in their safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. The Company implemented the use of safety needles at all of its service locations.

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

Compliance Program

        The Company maintains a comprehensive, company-wide compliance program. The Company continuously evaluates and monitors its compliance with all Medicare, Medicaid and other rules and regulations. The objective of the Company’s compliance program is to develop, implement, and update compliance safeguards as necessary. Emphasis is placed on developing compliance policies and guidelines, personnel training programs and various monitoring and audit procedures to attempt to achieve implementation of all applicable rules and regulations.

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

        Government payers, such as Medicare and Medicaid, as well as insurers, including managed care organizations, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services or changes in policy regarding coverage of tests may be implemented from time to time. Reimbursement for the pathology services component of the Company’s business is also subject to statutory and regulatory reduction. Reductions in the reimbursement rates of other third-party payers may occur as well. Such changes in the past have resulted in reduced prices as well as added costs and have decreased test utilization for the clinical laboratory industry by adding more complex new regulatory and administrative requirements. Further changes in federal, state, local and third-party payer regulations or policies may have a material adverse impact on the Company’s business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect upon the Company’s business.

The Company could face significant monetary damages and penalties and/or exclusion from the Medicare and Medicaid programs if we violate health care anti-fraud and abuse laws.

        The Company is subject to extensive government regulation at the federal, state and local levels. The Company’s failure to meet governmental requirements under these regulations, including those relating to billing practices and relationships with physicians and hospitals, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of its laboratories. While the Company believes that it conducts its operations and relationships with care in an effort to meet all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships it has with third parties.

The Company’s business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 or those of Medicare, Medicaid or other federal, state or local agencies.

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

(22)

Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect upon the Company’s business.

        The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. All of the Company’s laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and we utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that the Company include in its safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

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

        HHS issued guidance on July 24, 2003 stating that it will not penalize a covered entity for post-implementation date transactions that are not fully compliant with the transactions standards, if the covered entity can demonstrate its good faith efforts to comply with the standards. HHS’ stated purpose for this flexible enforcement position was to “permit health plans to mitigate unintended adverse effects on covered entities’ cash flow and business operations during the transition to the standards, as well as on the availability and quality of patient care.” As of October 1, 2005, the Centers for Medicare and Medicaid Services no longer processes incoming non-HIPAA-compliant electronic Medicare claims.

        The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require the Company to provide certain types of information, including demographic information not usually provided to the Company by physicians. As a result of inconsistent application of transaction standards by payers or the Company’s inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments or use of a national provider identifier, could prove technically difficult, time-consuming or expensive to implement. The Company is working closely with its payers to establish acceptable protocols for claim submission and with its trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

(23)

Compliance with the HIPAA security regulations and privacy regulations may increase the Company’s costs.

        The HIPAA privacy and security regulations, which became fully effective in April 2003 and April 2005, respectively, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and availability of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

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

        The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy regulations and varying state privacy laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company must comply with the laws of those other countries. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, the Company also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

Increased competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability.

        The clinical laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is one of the most significant factors often used by health care providers and third-party payers in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. The Company may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition. The Company may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

        Additional competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability.

(24)

Failure to develop, or acquire, licenses for new or improved testing technologies, or the Company’s customers using new technologies to perform their own tests, may limit the Company’s ability to successfully achieve its business strategy.

        The clinical laboratory testing industry is subject to changing technology and new product introductions. The Company’s success in maintaining a leadership position in genomic and other advanced testing technologies will depend, in part, on its ability to license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. The Company may not be able to negotiate acceptable licensing arrangements and it cannot be certain that such arrangements will yield commercially successful diagnostic tests. If the Company is unable to license these testing methods at competitive rates, its research and development costs may increase as a result. In addition, if the Company is unable to license new or improved technologies to expand its esoteric testing businesses, its testing methods may become outdated when compared with the Company’s competition and testing volume and revenue may be materially and adversely affected.

        In addition, advances in technology may lead to the development of more cost-effective point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company’s customers could reduce the demand for its laboratory testing services and negatively impact its revenues.

        Currently, most clinical laboratory testing is categorized as “high” or “moderate” complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility from the Centers for Disease Control for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.

Changes in payer mix, including an increase in capitated managed-cost health care or new national or networking managed care purchasing models, could have a material adverse impact on the Company’s net revenues and profitability.

        Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person that ordered the test. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company’s net revenues. For the year ended December 31, 2007, the percentage of accessions by payer was:

•	private patients - 2.1%,

•	Medicare and Medicaid — 17.1%,

•	commercial clients - 31.9% and

•	managed care — 48.9%.

        A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance.

(25)

        MCOs have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and negotiate discounts to the fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified discounted rates. The majority of the Company’s managed care testing is negotiated on a fee-for-service basis at a discount from its patient prices. Such discounts have historically resulted in price erosion and have negatively impacted the Company’s operating margins. In addition, MCOs have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and MCO agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts shift the risk of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2007, capitated contracts accounted for approximately $167.5 million, or 4.1%, of the Company’s net sales.

        Recently, certain managed care companies have adopted or expressed interest in adopting new national or networking managed care laboratory services purchasing models. If the Company is unable to participate in these new models, or if the Company loses a material contract, it could have a material adverse impact on the Company’s net revenues and profitability.

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

        To offset efforts by payers to reduce the cost and utilization of clinical laboratory services, the Company needs to obtain and retain new customers and alliance partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in its customer base, could impact the Company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. We compete primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base.

        In addition, the Company relies on developing alliances with hospitals to expand its business through appropriate collaborative agreements. The Company’s ability to expand the number of alliances with hospitals and maintain current alliances, many of which are terminable on short notice, could impact its ability to successfully grow its business.

(26)

A failure to integrate newly acquired businesses and the costs related to such integration could have a material adverse impact on the Company’s net revenues and profitability.

        The successful integration of any business which the Company may acquire in the future entails numerous risks, including, among others:

•	loss of key customers or employees;

•	difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;

•	failure to maintain the quality of services that such companies have historically provided;

•	coordination of geographically-separated facilities and workforces; and

•	diversion of management’s attention from the day-to-day business of the Company.

        The Company cannot assure that current or future acquisitions, if any, or any related integration efforts will be successful, or that the Company’s business will not be adversely affected by any future acquisitions. Even if the Company is able to successfully integrate the operations of companies or businesses that it may acquire in the future, the Company may not be able to realize the benefits that it expects to result from such integration, including projected cost savings.

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

        The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company’s clinical laboratories and research centers could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team. Success in maintaining the Company’s leadership position in genomic and other advanced testing technologies will depend in part on the Company’s ability to attract and retain skilled research professionals. In addition, the success of the Company’s clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform clinical laboratory testing services. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. The Company’s revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with the Company or become unable or unwilling to continue their employment.

A significant increase in the Company’s days sales outstanding levels could have an adverse effect on the Company’s business.

        Billing for laboratory services is a complex process. Laboratories bill many different payers including doctors, patients, hundreds of insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. In addition to billing complexities, the Company is experiencing more billing to patients as a result of the growth in billings to managed care fee-for-service plans which have patient co-pays and deductibles and an increase in high deductible health plans. With these high deductible health plans, the patient is responsible for more payments prior to insurance covering the cost of care. A material change in the Company’s days sales outstanding level (“DSO”)

(27)

resulting in an increase in the Company’s bad debt expense and DSO could have an adverse effect on the Company’s business.

Failure in the Company’s information technology systems could significantly increase testing turn-around time or billing processes and otherwise disrupt the Company’s operations.

        The Company’s laboratory operations depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions the Company has taken, its information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. In addition, the Company is in the process of integrating the information technology systems of its recently acquired subsidiaries, and the Company may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of the Company’s systems in one or more of its laboratory operations could disrupt the Company’s ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Failure of the Company’s information technology systems could adversely affect the Company’s business, profitability and financial condition.

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

Reimbursement for services may be adversely impacted due to the failure of the Company or covered health plans to satisfy HIPAA standard transaction and code set requirements, including NPI.

        The Administrative Simplification provisions of HIPAA have required the Department of Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers (“NPI”). CMS has announced that it will require the NPI on Part B professional claims submitted to Medicare after March 1, 2008 or it will reject such claims. The failure of the Company or third parties to meet the NPI requirements for Medicare claims or other covered health plans could have a material adverse impact on the Company’s reimbursement and profitability.

A significant deterioration in the economy could negatively impact testing volumes, cash collections and the availability of credit.

        The Company’s operations are dependent upon the ongoing demand for diagnostic testing services by patients, physicians, hospitals, MCOs, and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing as well as the ability of patients and other payers to pay for services ordered. In addition, the ongoing uncertainty in the credit markets could tighten the availability of credit and impact the Company’s ability to finance its investing activities in the future.

Item 1B. Unresolved Staff Comments

None

(28)

Item 2. PROPERTIES

        The Company operates through a national network of primary laboratories, branches, patient service centers and STAT laboratories. The table below summarizes certain information as to the Company’s principal operating and administrative facilities as of December 31, 2007.

Location	Nature of Occupancy

Primary Laboratories:
Birmingham, Alabama	Leased
Phoenix, Arizona	Leased
Calabasas, California	Leased
Irvine, California	Leased
Los Angeles, California	Leased
San Diego, California	Leased
San Leandro, California	Leased
Denver, Colorado	Leased
Stratford, Connecticut	Leased
Ft. Myers, Florida	Leased
Tampa, Florida	Leased
Atlanta, Georgia	Leased
Chicago, Illinois	Leased
Muncie, Indiana	Leased
Louisville, Kentucky	Leased
Eden Prairie, Minnesota	Leased
Kansas City, Missouri	Owned
Reno, Nevada	Owned
Cranford, New Jersey	Leased
Raritan, New Jersey	Owned
Uniondale, New York	Leased
Burlington, North Carolina	Owned
Research Triangle Park, North Carolina	Leased
Dublin, Ohio	Owned
Oklahoma City, Oklahoma	Leased
Brentwood, Tennessee	Leased
Knoxville, Tennessee	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Salt Lake City, Utah	Leased
Herndon, Virginia	Leased
Seattle, Washington	Leased
Mt. Vernon, Washington	Leased
Fairmont, West Virginia	Leased

Corporate Headquarters Facilities:
Burlington, North Carolina	Owned
Burlington, North Carolina	Leased

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

	High	Low

Year Ended December 31, 2006
First Quarter	59.39	53.68
Second Quarter	62.80	56.39
Third Quarter	68.84	61.94
Fourth Quarter	73.94	65.21

	High	Low

Year Ended December 31, 2007
First Quarter	81.00	65.60
Second Quarter	80.00	71.55
Third Quarter	82.32	71.70
Fourth Quarter	79.64	65.13

Holders

        On February 20, 2008 there were 526 holders of record of the Common Stock.

Dividends

        The Company has not historically paid dividends on its common stock. In addition, the Company’s senior credit facilities place certain limits on the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is included in the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2008 (the “2008 Proxy Statement”) under the caption “Equity Compensation Plan Information.”

(31)

COMMON STOCK PERFORMANCE

        The Company’s common stock is traded on the NYSE. The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2002 in each of the Company’s common stock, the Standard & Poor’s (the “S&P”) Composite-500 Stock Index and the S&P 400 Health Care Index (the “Peer Group”) and assuming that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
Laboratory Corporation of America Holdings	$100	$159	$214	$232	$316	$325
S&P 500 Index	$100	$129	$143	$150	$173	$183
S&P 400 Health Care Index	$100	$145	$167	$197	$195	$220

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Indexed Stock Price
$350
$300
$250
$200
$150
$100
$50
$0
12/2002
12/2003
12/2004
12/2005
12/2006
12/2007
Laboratory Corporation of America Holdings
S&P 500 Index
S&P 400 Health Care Index

(32)

Issuer Purchases of Equity Securities

        The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 31, 2007, by or on behalf of the Company (shares in millions):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

October 1-October 31	1.3	$70.18	1.3	$238.6
November 1-November 30	4.1	69.04	4.1	458.7
December 1-December 31	0.4	74.10	0.4	425.8

Total	5.8	$69.68	5.8

        At January 1, 2007, the Company had authorization to repurchase up to $350 of shares of the Company’s common stock ($100 authorized on April 21, 2005 and $250 authorized on October 20, 2006). On March 9, 2007, the Board of Directors authorized the purchase of $500 of additional shares of the Company’s common stock. On November 2, 2007, the Board of Directors authorized the purchase of $500 of additional shares of the Company’s common stock. As of December 31, 2007, the Company had outstanding authorization from the Board of Directors to purchase approximately $425.8 million of Company common stock.

(33)

Item 6. SELECTED FINANCIAL DATA

        The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” as of and for the five-year period ended December 31, 2007 are derived from consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. This data should be read in conjunction with the accompanying notes, the Company’s consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all included elsewhere herein.

	Year Ended December 31,

	2007(a)	2006(b)(c)	2005(d)	2004	2003

	(In millions, except per share amounts)
Statement of Operations Data:
Net Sales	$4,068.2	$3,590.8	$3,327.6	$3,084.8	$2,939.4
Gross profit	1,691.2	1,529.4	1,390.3	1,289.3	1,224.6
Operating income	777.0	697.1	618.1	598.4	533.7
Net earnings	476.8	431.6	386.2	363.0	321.0

Basic earnings per common share	$4.08	$3.48	$2.89	$2.60	$2.23

Diluted earnings per common share	$3.93	$3.24	$2.71	$2.45	$2.11

Basic weighted average common shares outstanding	116.8	124.1	133.5	139.4	144.0

Diluted weighted average common shares outstanding	121.3	134.7	144.9	150.7	154.7
Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$166.3	$186.9	$63.1	$206.8	$123.0
Goodwill and intangible assets, net	2,252.9	2,094.2	2,122.7	1,857.4	1,857.3
Total assets	4,368.2	4,000.8	3,875.8	3,626.1	3,414.9
Long-term obligations(e)	1,667.0	1,157.4	1,148.9	889.3	879.5
Total shareholders' equity	1,725.3	1,977.1	1,885.7	1,999.3	1,895.9

(a)     During 2007, the Company recorded net restructuring charges of $50.6 related to reductions in work force and consolidation of redundant and underutilized facilities.

(b)     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. As a result of adopting SFAS 123(R), the Company recorded approximately $23.3 in stock compensation expense relating to its stock option and employee stock purchase plans for the year ended December 31, 2006. Net earnings for the year ended December 31, 2006, were reduced by $13.9, net of tax.

(c)     During the second half of 2006, the Company recorded charges of approximately $12.3, primarily related to the acceleration of the recognition of stock compensation due to the announced retirement of the Company’s Chief Executive Officer, effective December 31, 2006. The Company also recorded net restructuring charges of $1.0 in the third quarter of 2006, relating to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations.

(d)     During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan

(34)

was directed at reducing redundant facilities while maintaining excellent customer service. The Company recorded $11.9 of costs associated with the execution of the integration plan. The Company also recorded a special charge of $5.0 related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

(e)     Long-term obligations primarily includes the Company’s zero-coupon convertible subordinated notes, 5 1/2% senior notes due 2013, 5 5/8% senior notes due 2015, term loan and other long-term obligations. The accreted balance of the zero-coupon convertible subordinated notes was $564.4, $554.4, $544.4, $533.7, and $523.2, at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. The balance of the 5 1/2% senior notes, including principal and unamortized portion of a deferred gain on an interest rate swap agreement, was $352.2, $352.6, $353.0, $353.4, and $353.8, at December 31, 2007, 2006, 2005, 2004, and 2003, respectively. The principal balance of the 5 5/8% senior notes was $250.0 at December 31, 2007, 2006 and 2005 and $0 for all other years presented. The term loan was $500.0 at December 31, 2007 and $0 for all other years presented. The remainder of other long-term obligations consisted primarily of mortgages payable with balances of $0.4, $0.4, $1.5, $2.2, and $2.5, at December 31, 2007, 2006, 2005, 2004, and 2003, respectively. Long-term obligations exclude amounts due to affiliates.

(35)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (in millions)

        General

        During 2007, the Company continued to strengthen its financial performance through the implementation of the Company’s strategic plan and the expansion of its national platform in routine testing. This plan continues to provide growth opportunities for the Company by building a leadership position in genomic and other advanced testing technologies primarily through internal development efforts, acquisitions and technology licensing activities.

        The Company recognizes the strategic value of managed care in the industry and continues to have strong relationships with national managed care organizations. On an exclusive and non-exclusive basis, most major managed care organizations have re-contracted in 2007 for laboratory services with single or multi-year agreements.

        Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. Over a period of several years, the Company will continue to perform more of UnitedHealthcare’s testing. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200 for transition costs related to developing expanded networks in defined markets. During 2007, approximately $38.3 of such transition payments were billed to the Company by UnitedHealthcare and approximately $32.0 had been remitted by the Company.

        During 2007 and the fourth quarter of 2006, the Company opened over 400 new patient service centers and hired over 1,700 new service positons to provide increased accessibility to the clients and patients of UnitedHealthcare as well as all of the Company’s customer base. By increasing its customer service access points and by working with UnitedHealthcare to convert its members’ business over to LabCorp, the Company believes that it has been able to reduce the amount of UnitedHealthcare’s transition costs. Based on the preliminary trend rates of the transition payment amounts billed by UnitedHealthcare during 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $115.0. The Company is amortizing the total estimated transition costs over the life of the contract. In addition, the Company invested approximately $29.0 and $15.6 in capital projects relating to the United Healthcare contract during 2007 and 2006, respectively.

        During the second quarter of 2007, the Company executed a multi-year clinical laboratory services contract renewal with CIGNA HealthCare (“CIGNA”), whereby the Company will continue to be a contracted laboratory provider in all CIGNA markets. Additionally, effective January 1, 2008, the Company will no longer be contractually restricted from marketing that it is a fully participating, in-network provider to CIGNA for all services in all major markets.

        Effective July 1, 2007, the Company became a non-participating laboratory provider for Aetna Inc. (“Aetna”). However, the Company has continued to accept and perform laboratory services for Aetna patients and physicians in cases where the Company is the laboratory of choice for Aetna members and physicians.

        During 2007, the Company executed a five-year agreement with Humana, Inc. (“Humana”) which continues its relationship with the Company and allows all of Humana’s members to have access to the Company’s laboratory testing services in all of Humana’s markets.

        With the Company’s expanding geographic base of customer service locations, it will continue to focus on all of its other managed care partners in order to achieve superior patient care at competitive prices. Wellpoint, Inc. (“Wellpoint”) continues to be a valued partner and the Company continues to work with Wellpoint on ways to expand the parties’ national strategic relationship, including the Company’s commitment to maximize the value of Wellpoint’s laboratory testing spend.

        Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada joint venture, bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the

(36)

amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario, Canada joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement.

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

Results of Operations

Years ended December 31, 2007, 2006, and 2005

Net Sales

	Years Ended December 31,			% Change

	2007	2006	2005	2007	2006

Net Sales
Routine Testing	$2,671.9	$2,347.6	$2,197.8	13.8%	6.8%
Genomic and Esoteric	1,396.3	1,243.2	1,129.8	12.3%	10.0%

Total	$4,068.2	$3,590.8	$3,327.6	13.3%	7.9%

	Number of Accessions Years Ended December 31,			% Change

	2007	2006	2005	2007	2006

Volume
Routine Testing	85.4	76.7	74.8	11.3%	2.6%
Genomic and Esoteric	21.9	18.8	17.3	16.5%	8.6%

Total	107.3	95.5	92.1	12.3%	3.7%

	Price Per Accession(“PPA”) Years Ended December 31,			% Change

	2007	2006	2005	2007		2006

Price
Routine Testing	$31.29	$30.60	$29.38	2.3%		4.1%
Genomic and Esoteric	$63.76	$66.14	$65.26	(3.6%	)	1.3%
Total	$37.92	$37.59	$36.12	0.9%		4.1%

        The increase in net sales for the three years ended December 31, 2007 has been driven primarily by volume growth in the Company’s Managed Care business, the impact of acquisitions and the Company’s continued shift in test mix to higher priced genomic and esoteric tests. As a percentage of total net sales, Managed Care revenue has increased during the three year period ended December 31, 2007 from 40.2% in 2005 to 46.1% in 2007. The acquisitions of US Labs and Esoterix in 2005 have helped to build on the Company’s leadership position in the genomic and esoteric market, which accounted for 34.3%, 34.6% and 34.0% of total net sales in 2007, 2006 and 2005, respectively.

(37)

Cost of Sales

	Years Ended December 31,			% Change

	2007	2006	2005	2007	2006

Cost of Sales	$2,377.0	$2,061.4	$1,937.3	15.3%	6.4%
Cost of sales as a % of sales	58.4%	57.4%	58.2%

        Cost of sales, which includes primarily laboratory and distribution costs, has increased over the three year period ended December 31, 2007 primarily due to increased volume in the Company’s Managed Care business, the impact of acquisitions and the continued shift in test mix to higher cost genomic and esoteric testing. As a percentage of sales, cost of sales has increased during the three year period ended December 31, 2007 from 58.2% in 2005 to 58.4% in 2007. The increase in cost of sales was driven by the Company’s roll-out of patient service centers and other customer service infrastructure, along with increases in cost of materials due to shifts in the Company’s test mix, coupled with providing new clients with specimen collection supplies. Labor and testing supplies comprise over 75% of the Company’s cost of sales.

Selling, General and Administrative Expenses

	Years Ended December 31,			% Change

	2007	2006	2005	2007	2006

Selling, general and administrative expenses	$808.7	$779.1	$703.9	3.8%	10.7%
SG&A as a % of sales	19.9%	21.7%	21.2%

        Total selling, general and administrative expenses (“SG&A”) as a percentage of sales have decreased over the three year period ended December 31, 2007. The Company has reduced its bad debt expense rate over the three year period from 5.4% in 2005 to 4.8% in 2007. The decrease in the bad debt expense rate is the result of improved billing and collection performance. Other SG&A expenses increased in 2006 due to the Company’s adoption of SFAS 123(R) during the first quarter of 2006, which required the Company to record compensation expense of $23.3 related to its stock option and stock purchase plans. During the second half of fiscal year 2006, the Company recorded charges of approximately $12.4, primarily related to the acceleration of the recognition of stock compensation due to the retirement of the Company’s Chief Executive Officer, which was effective December 31, 2006.

Amortization of Intangibles and Other Assets

	Years Ended December 31,			% Change

	2007	2006	2005	2007	2006

Amortization of intangibles and other assets	$54.9	$52.2	$51.4	5.2%	1.6%

        The increase in amortization of intangibles and other assets is driven primarily by the impact of acquisitions and licensed technology.

Investment Loss

	Years Ended December 31,

	2007	2006	2005

Investment loss	$--	$--	$(3.1)

        During the second quarter of 2005, the Company recorded an investment loss of $3.1, related to a write-off of the value of warrants to purchase common stock of Exact Sciences Corporation (“Exact”), which were obtained as part of the Company’s licensing agreement for Exact’s PreGen Plus technology in 2002. The original term of the warrants expired in June 2005.

(38)

Restructuring and Other Special Charges

	Years Ended December 31,

	2007	2006	2005

Restructuring and other special charges	$50.6	$1.0	$16.9

        During 2007, the Company recorded charges related to reductions in work force and consolidation of redundant and underutilized facilities. For 2007, the Company recorded net restructuring charges of $50.6. Of this amount, $24.8 related to employee severance benefits for approximately 1,560 employees primarily in management, administrative, technical, service and support functions and $19.4 related to contractual obligations and other costs associated with the closure of facilities. The charges also included a write-off of approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the year and $0.9 related to settlement of a preacquisition employment liability. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

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

        During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan is directed at reducing redundant facilities while maintaining excellent customer service. The Company recorded $11.9 of costs associated with the execution of the integration plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $10.1 related to employee severance benefits for approximately 700 employees, with the remainder primarily related to contractual obligations associated with leased facilities. Employee groups affected as a result of this plan included those involved in the collection and testing of specimens, as well as administrative and other support functions. The Company also recorded a special charge of $5.0 related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

Interest Expense

	Years Ended December 31,			% Change

	2007	2006	2005	2007	2006

Interest expense	$56.6	$47.8	$34.4	18.4%	39.0%

        The increase in interest expense for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was driven primarily by borrowings under the five-year, $500 Term Loan Facility in October 2007. The increase in interest expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was driven by the issuance of the 5 5/8% senior notes due 2015 in December 2005.

Income from Joint Venture Partnerships

	Years Ended December 31,			% Change

	2007	2006	2005	2007	2006

Income from joint venture partnerships	$77.9	$66.7	$58.3	16.8%	14.4%

        Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships. The increase in income from these investments was driven by improvement in operational performance and favorable exchange rates. A significant portion of this income is derived from investments in Ontario and Alberta, Canada, and is earned in Canadian dollars.

(39)

Income Tax Expense

	Years Ended December 31,

	2007	2006	2005

Income tax expense	$325.5	$289.3	$254.5
Income tax expense as a % of income before tax	40.6%	40.1%	39.7%

        The increase in the effective tax rate for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily the result of higher foreign related earnings. The effective tax rate for the year ended December 31, 2005 was favorably impacted by a deduction for certain dividends received in 2005.

Liquidity, Capital Resources and Financial Position

        The Company’s strong cash-generating capability and financial condition provide ready access to capital markets. The Company’s principal source of liquidity is operating cash flow. This cash-generating capability is one of the Company’s fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. In addition, the Company has new senior unsecured credit facilities that are further discussed in “Note 12 to Consolidated Financial Statements.”

Operating Activities

        In 2007, the Company’s operations provided $709.7 of cash, net of $32.0 in transition payments to UnitedHeathcare, reflecting the Company’s solid business results. The growth in the Company’s cash flow from operations primarily resulted from improved revenues. The Company continued to focus on efforts to increase cash collections from all payers, as well as on-going improvements to the claim submission processes.

        During 2007, 2006 and 2005, the Company made contributions to its defined pension plan in the amounts of $0.0, $0.0 and $8.0, respectively. The Company does not expect to contribute to its defined benefit pension plan during 2008 and is not legally required to do so. See “Note 17 to the Consolidated Financial Statements” for a further discussion of the Company’s pension and postretirement plans.

Investing Activities

        Capital expenditures were $142.6, $115.9 and $93.6 for 2007, 2006 and 2005, respectively. The Company expects capital expenditures of approximately $120 to $140 in 2008. The Company will continue to make important investments in information technology. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving credit facilities as needed.

        The Company remains committed to growing its business through strategic acquisitions and licensing agreements. The Company has invested a total of $593.6 over the past three years in strategic business acquisitions. These acquisitions have helped strengthen the Company’s geographic presence along with expanding capabilities in the specialty testing businesses. The Company believes the acquisition market remains attractive, especially in light of recent credit market corrections, with a number of opportunities to strengthen its scientific capabilities, grow esoteric testing capabilities and increase presence in key geographic areas.

        The Company has invested a total of $6.7 over the past three years in licensing new testing technologies and had $46.9 net book value of capitalized patents, licenses and technology at December 31, 2007. While the Company continues to believe its strategy of entering into licensing and technology distribution agreements with the developers of leading-edge technologies will provide future growth in revenues, there are certain risks associated with these investments. These risks include, but are not limited to, the risk that the licensed technology will not gain broad acceptance in the marketplace; or that insurance companies, managed care organizations, or Medicare and Medicaid will not approve reimbursement for these tests at a level commensurate with the costs of running the tests. Any or all of these circumstances could result in impairment in the value of the related capitalized licensing costs.

(40)

Financing Activities

        On October 26, 2007, the Company entered into new senior unsecured credit facilities totaling $1,000.0. The new facilities consist of a five-year Revolving Facility in the principal amount of $500.0 and a five-year, $500.0 Term Loan Facility. On October 26, 2007, the Company borrowed $500.0 under the Term Loan Facility, and outstanding Letters of Credit totaling $110.5 were extended under the new facilities. The Company’s previous revolving credit facility was terminated upon the closing of the new facilities. The balance outstanding on the Company’s new Revolving Facility at December 31, 2007 was $0.0. The senior unsecured credit facilities bear interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. As of December 31, 2007, the interest rates on the Term Loan Facility and the new Revolving Facility were 5.6% and 5.1%, respectively.

        The new senior credit facilities contain certain debt covenants, which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The covenants also restrict the payment of dividends. The Company is in compliance with all covenants at December 31, 2007.

        During 2007, the Company repurchased $924.2 of stock representing 13.1 million shares. As of December 31, 2007, the Company had outstanding authorization from the Board of Directors to purchase approximately $425.8 of Company common stock.

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

        The purpose of the exchange offer was to exchange the Old Notes for the New Notes with certain different terms, including the addition of a net share settlement feature. The net share settlement feature requires the Company to satisfy its obligation due upon conversion to holders of the New Notes in cash for a portion of the conversion obligation equal to the accreted principal of the New Notes and in shares for the remainder of the conversion value. In addition, the New Notes provide that the Company no longer has the option to issue shares in lieu of paying cash if and when the Company repurchases the New Notes at the option of holders.

        On October 23, 2006, the exchange offer expired. Following settlement of the exchange, $741.2 in aggregate principal amount at maturity of the New Notes and $2.6 in aggregate principal amount at maturity of the Old Notes were outstanding.

Credit Ratings

        The Company’s debt ratings of Baa3 from Moody’s and BBB from Standard and Poor’s contribute to its ability to access capital markets.

Contractual Cash Obligations

	Payments Due by Period

	Total	2008	2009- 2010	2011- 2012	2013 and thereafter

Operating lease obligations	$296.3	$85.5	$108.6	$61.4	$40.8
Contingent future licensing payments (a)	55.0	4.7	3.8	17.6	28.9
Minimum royalty payments	28.6	6.4	12.4	4.8	5.0
Minimum purchase obligations	30.0	10.0	20.0	--	--
Zero-coupon subordinated notes (b)	564.4	564.4	--	--	--
Scheduled interest payments on Senior Notes	218.4	33.3	66.6	66.6	51.9
Term loan	500.0	25.0	100.0	375.0	--
Long-term debt, other than term loan	602.6	0.9	0.9	0.8	600.0

Total contractual cash obligations(c)(d)(e)	$2,295.3	$730.2	$312.3	$526.2	$726.6

(41)

(a)

Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)

Holders of the zero-coupon subordinated notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2011 at $819.54 per note ($741.2 in the aggregate). Should the holders put the notes to the Company on that date, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary. As announced by the Company on January 4, 2008, holders of the zero-coupon subordinated notes may choose to convert their notes subject to terms as defined in the note agreement. See “Note 12 to Consolidated Financial Statements” for further information regarding the Company’s zero-coupon subordinated notes.

(c)

The table does not include obligations under the Company’s pension and postretirement benefit plans, which are included in “Note 17 to Consolidated Financial Statements.” Benefits under the Company’s postretirement medical plan are made when claims are submitted for payment, the timing of which are not practicable to estimate.

(d)	The table does not include the Company’s contingent obligation to reimburse up to $200.0 in transition costs during the first three years of the UnitedHealthcare contract.

(e)

The table does not include the Company’s reserves for unrecognized tax benefits. The Company had a $66.5 and $56.8 reserve for unrecognized tax benefits, including interest and penalties, at December 31, 2007 and January 1, 2007, respectively, which is included in “Note 14 to Consolidated Financial Statements.” Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Consolidated Balance Sheet at December 31, 2007.

Off-Balance Sheet Arrangements

        The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off balance sheet financing other than normal operating leases.

Other Commercial Commitments

        At December 31, 2007, the Company provided letters of credit aggregating approximately $104.8, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s contract with UnitedHealthcare. The UnitedHealthcare contract requires that the Company provide a $50.0 letter of credit, as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs during the first three years of the contract. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

        At December 31, 2007, the Company was a guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a remaining term of approximately four years.

        Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also

(42)

decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretative accounting pronouncements that address leasing transactions. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Items eligible for this measurement include: employer and plan obligations for pension benefits, other postretirement benefits, employee stock options, and stock purchase plans. The Company must report unrealized gains or losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 159 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 151.” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the impact, if any, of SFAS 160 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141,“Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (“GAAP”) with international accouting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company is currently assessing the impact, if any, of SFAS 141(R) on its consolidated financial statements.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While management believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company’s Audit Committee periodically reviews the Company’s significant accounting policies. The Company’s critical accounting policies arise in conjunction with the following:

•	Revenue recognition and allowances for doubtful accounts;

•	Pension expense;

•	Accruals for self insurance reserves; and

•	Income taxes

Revenue recognition and allowance for doubtful accounts

        Revenue is recognized for services rendered when the testing process is complete and test results are reported to the ordering physician. The Company’s sales are generally billed to three types of payers – clients, patients and third parties, such as managed care companies, Medicare and Medicaid. For clients, sales are recorded on a fee-for-service basis at the Company’s client list price, less any negotiated discount. Patient sales are recorded at the Company’s patient fee schedule, net of any discounts negotiated with physicians on behalf of their patients. The Company bills third-party payers in two ways – fee-for-service and capitated agreements. Fee-for-service third-party payers are billed at the Company’s patient fee schedule amount, and third-party revenue is recorded net of contractual discounts. These discounts are recorded at the transaction level at the time of sale based on a fee schedule that is maintained for each third-party payer. The majority of the Company’s third-party sales are recorded

(43)

using an actual or contracted fee schedule at the time of sale. For the remaining third-party sales, estimated fee schedules are maintained for each payer. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to revenue. These adjustments are not material to the Company’s results of operations in any period presented. The Company periodically adjusts these estimated fee schedules based upon historical payment trends. Under capitated agreements with managed care companies, the Company recognizes revenue based on a negotiated monthly contractual rate for each member of the managed care plan regardless of the number or costs of services performed.

        The Company has a formal process to estimate and review the collectibility of its receivables based on the period of time they have been outstanding. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level. The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectibility of its receivables. Accounts are written off against the allowance for doubtful accounts based on the Company’s write-off policy (e.g., when they are deemed to be uncollectible). In the determination of the appropriate level of the allowance, accounts are progressively reserved based on the historical timing of cash collections relative to their respective aging categories within the Company’s receivables. These collection and reserve processes, along with the close monitoring of the billing process, help reduce the risks of material revisions to reserve estimates resulting from adverse changes in collection or reimbursement experience. The following table presents the percentage of the Company’s net accounts receivable outstanding by aging category at December 31, 2007 and 2006:

Days Outstanding	2007	2006
0 - 30	42.4%	44.9%
31 - 61	22.2%	19.3%
61 - 91	10.5%	11.2%
91 - 120	7.6%	7.3%
121 - 150	5.4%	5.2%
151 - 180	3.6%	3.6%
181 - 270	6.8%	6.6%
271 - 360	1.2%	1.6%
Over 360	0.3%	0.3%

Pension Expense

        Substantially all employees of the Company are covered by a defined benefit retirement plan (the “Company Plan”). The benefits to be paid under the Company Plan are based on years of credited service and compensation earned while an employee of LabCorp. The Company also has a nonqualified supplemental retirement plan which covers its senior management group and provides for additional benefits, due in part to limitations on benefits and pay imposed on the Company Plan under the Employee Retirement Income Security Act of 1974.

        The Company’s net pension cost is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined benefit retirement plans were a 6.1% discount rate and an 8.5% expected long-term rate of return on plan assets as of December 31, 2007.

        Discount Rate

        The Company uses a laddered bond portfolio model to develop a discount rate assumption used to value the benefit obligations of its retirement plans. The Company follows paragraph 186 of Financial Accounting Standard 106 in developing this rate. The Company obtains information on high-quality corporate (AA rating or higher) bonds from a nationally recognized credit rating agency with maturities

(44)

that match the anticipated cash outflows of each plan. These bonds are then reviewed and outliers are discarded. The results of this analysis form the basis for the discount rate assumption used by the Company. A one percentage point reduction in the discount rate would have resulted in an increase in 2007 retirement plan expense of $4.6 million.

        Return on Plan Assets

        In establishing its expected return on plan assets assumption, the Company reviews its asset allocation and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase in the expected return on plan assets would have resulted in a decrease in 2007 pension expense of $2.7 million.

        Current year net pension cost was $14.5 million, as compared with $14.6 in the prior year excluding the impact of the $0.7 million non-recurring CEO retirement charge in 2006. The Company estimates that 2008 net pension cost will be approximately $17.8 million.

        Further information on the Company’s defined benefit retirement plan is provided in Note 17 to the consolidated financial statements.

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

Income Taxes

        The Company accounts for income taxes utilizing the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50 percent likely to be realized. The Company records interest and penalties in income tax expense.

(45)

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

1.

changes in federal, state, local and third-party payer regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

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

4.	failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act, which may result in penalties and loss of licensure;

5.	failure to comply with HIPAA, including the failure to meet new NPI requirements, which could result in denial of claims and/or significant fines;

6.

failure of third-party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format (including a National Provider Identifier), could result in an interruption in the Company’s cash flow;

7.	increased competition, including competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

8.	increased price competition, competitive bidding for laboratory tests and/or changes or reductions to fee schedules;

9.	changes in payer mix, including an increase in capitated managed-cost health care or the impact of a shift to consumer-driven health plans;

10.	failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

11.

failure to retain or attract managed care business as a result of changes in business models, including new risk based or network approaches, or other changes in strategy or business models by managed care companies;

12.	failure to effectively manage newly acquired businesses and the cost related to such integration;

13.	adverse results in litigation matters;

14.	inability to attract and retain experienced and qualified personnel;

(45)

15.	failure to maintain the Company’s days sales outstanding levels;

16.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

17.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

18.

inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

19.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

20.

the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

21.

failure in the Company’s information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology and connectivity requirements;

22.	failure of the Company’s financial information systems resulting in failure to meet required financial reporting deadlines;

23.	failure of the Company’s disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

24.	business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters and terrorism or other criminal acts;

25.	liabilities that result from the inability to comply with new corporate governance requirements; and

26.	significant deterioration in the economy could negatively impact the Company’s testing volumes, cash collections and the availability of credit.

(47)

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

        The Company’s zero-coupon subordinated notes contain the following two features that are considered to be embedded derivative instruments under SFAS No. 133 “Accouting for Derivative Instruments and Hedging Activities”:

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

        The Company believes these embedded derivatives had no fair value at December 31, 2007.

        Borrowings under the Company’s revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

(48)

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

        The internal control over financial reporting at the Company was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting include those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this annual report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as stated in its report, which is included herein immediately preceding the Company’s audited financial statements.

(49)

Item 9B. OTHER INFORMATION

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

        The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2008 (the “2008 Proxy Statement”) under the caption “Election of Directors.” Information regarding executive officers is set forth in Item 1 of the 2008 Proxy Statement under the caption “Executive Officers.”

Code of Ethics, Experts on Audit Committee

        In October 2002, the Board of Directors adopted an updated set of Corporate Governance Guidelines (the “Guidelines”). The Guidelines address a number of topics, including director independence, Board and Committee self-assessment, retirement, evaluation of the Chief Executive Officer, composition of the Board and succession planning. The Nominating and Corporate Governance Committee reviews the Guidelines on a regular basis and any proposed additions or amendments to the Guidelines are submitted to the Board for its consideration.

        In December 2003, the Board adopted the Company’s updated Code of Business Conduct and Ethics (the “Code”). The Code is a code of business conduct and ethics applicable to all directors, officers and employees of the Company, including its Chief Executive Officer and its Chief Financial Officer, Controller and other senior financial officers (collectively, “Senior Officers”). The Code sets forth Company policies and expectations on a number of topics, including but not limited to, conflicts of interest, confidentiality, compliance with laws (including insider trading laws), preservation and use of Company assets, and business ethics. The Code also sets forth procedures for communicating and handling any potential conflict of interest (or the appearance of any conflict of interest) involving directors or executive officers, and for the confidential communication and handling of issues regarding accounting, internal controls and auditing matters. The Company regularly reviews the Code and proposed additions or amendments to the Code are considered and subject to approval by the Board.

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

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Executive Compensation” and “Director Compensation”.

(50)

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        See “Note 15 to the Consolidated Financial Statements” for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference to information in the 2008 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to information in the 2008 Proxy Statement under the captions “Election of Directors” and “Related Party Transactions”.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the 2008 Proxy Statement under the caption “Principal Accountant Fees and Services.”

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

(51)

to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

4.4 -	Rights Agreement dated December 13, 2001 between the Company and American Stock Transfer & Trust Company, as rights Agent (incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Commission on December 21, 2001, File No. 001-11353).

4.5 -	Indenture dated as of January 31, 2003 between the Company and Wachovia Bank, National Association, as trustee (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

4.6 -	Registration Rights Agreement, dated as of January 28, 2003 between the Company and the Initial Purchasers (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

4.7 -	Indenture dated as of December 5, 2005, between the Company and The Bank of New York, as trustee (Senior Debt Securities) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 14, 2005)

4.8 -	Indenture, dated as of October 23, 2006, between the Company and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 24, 2006)

10.1 -	National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.2 -	Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended September 30, 2004).

10.3 -	First Amendment to the Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended September 30, 2004).

10.4 -	Second Amendment to the Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.5 -	National Health Laboratories 1988 Stock Option Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed with the Commission on July 9, 1990, File No. 33-35782).

10.6 -	National Health Laboratories 1994 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on August 12, 1994, File No. 33-55065).

10.7 -	Laboratory Corporation of America Holdings Master Senior Executive Severance Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8 -	Laboratory Corporation of America Holdings Senior Executive Transition Policy (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2004).

10.9 -	Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the May 12, 1995 Form 8-K).

10.10 -	$350 Million Credit Agreement dated January 13, 2005 among the Company, the lenders named therein and Credit Suisse First Boston and UBS Securities LLC, as Co-Lead Arrangers. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.11 -	Laboratory Corporation of America Holdings 1995 Stock Plan for Non-Employee Directors dated September 26, 1995 (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on September 26, 1995, File No. 33-62913).

10.12 -	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to the Company’s 1997 Annual Proxy Statement, filed with the Commission on June 6, 1997).

10.13 -	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to Annex I of the Company’s 2001 Annual Proxy Statement, filed with the Commission on April 25, 2001).

(52)

10.14 -	Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Annex I of the Company’s Registration Statement on Form S-8 filed with the Commission on December 13, 1996, File No. 333-17793).

10.15 -	Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on January 10, 2000, File No. 333-94331).

10.16 -	Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on May 26, 2004, File No. 333-115905).

10.17 -	Laboratory Corporation of America Holdings Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company’s 1999 Annual Proxy Statement filed with the Commission of May 3, 1999).

10.18 -	Laboratory Corporation of America Holdings 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 5, 2000, File No. 333-38608).

10.19 -	Amendments to the 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 19, 2002, File No. 333-90764).

10.20 -	Dynacare Inc., Amended and Restated Employee Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on August 7, 2002, File No. 333-97745).

10.21 -	DIANON Systems, Inc. 1996 Stock Incentive Plan, DIANON Systems, Inc. 1999 Stock Incentive Plan, DIANON Systems, Inc. 2000 Stock Incentive Plan, DIANON Systems, Inc. 2001 Stock Incentive Plan, and UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on January 21, 2003, File No. 333-102602.

10.22 -	Laboratory Corporation of America Holdings Deferred Compensation Plan(incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.23 -	First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan(incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.24 -	Laboratory Corporation of America Holdings Shelf Registration for the sale of senior or subordinated debt securities, preferred stock, common stock or warrants to purchase our debt securities, preferred stock and common stock (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on December 5, 2005, File No. 333-130141).

10.25 -	Third Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

10.26 -	First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

10.27 -	First Amendment to the Performance Award Agreement dated March 1, 2005.

10.28 -	Third Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan.

10.29 -	Consulting Agreement between Thomas P. Mac Mahon and the Company dated July 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2006)

10.30 -	Amendment No. 1, dated as of September 21, 2006, to the Company's Credit Agreement dated January 13, 2005 among the Company, the Lenders, and Credit Suisse, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.31 -	$1 Billion Credit Agreement dated as of October 26, 2007, among the Company, the lenders named therein and Credit Suisse, as Administrative Agent, and Credit Suisse Securities (USA) LLC, as Bookrunner and Lead Arranger (incorporated by reference to

(53)

Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.32 -	Employment Separation Agreement between the Company and Woodrow L. Cook effective as of October 31, 2007 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.33 -	Employment Separation Agreement between the Company and Allen W. Troub effective as of October 31, 2007 (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.34* -	Fourth Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan.

10.35* -	Laboratory Corporation of America Holdings Amendment to Master Senior Executive Severance Plan.

12.1* -	Ratio of earnings to fixed charges

21* -	List of Subsidiaries of the Company

23.1* -	Consent of PricewaterhouseCoopers LLP

24.1* -	Power of Attorney of Thomas P. Mac Mahon

24.2* -	Power of Attorney of Kerrii B. Anderson

24.3* -	Power of Attorney of Jean-Luc Belingard

24.4* -	Power of Attorney of Wendy E. Lane

24.5* -	Power of Attorney of Robert E. Mittelstaedt, Jr.

24.6* -	Power of Attorney of Arthur H. Rubenstein

24.7* -	Power of Attorney of M. Keith Weikel

24.8* -	Power of Attorney of R. Sanders Williams, M.D.

31.1* -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2* -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32* -	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Filed herewith.

(54)

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATIONOF AMERICA HOLDINGS
Registrant

	By:	/s/DAVID P. KING
David P. King President and Chief Executive Officer
Dated: February 25, 2008

(55)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 25, 2008 in the capacities indicated.

Signature	Title

/s/DAVID P. KING David P. King	President and Chief Executive Officer (Principle Executive Officer)

/s/ WILLIAM B. HAYES William B. Hayes	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS P. MAC MAHON* Thomas P. Mac Mahon	Chairman of the Board of Directors

/s/ BRADFORD T. SMITH Bradford T. Smith	Director

/s/ KERRII B. ADNERSON* Kerrii B. Anderson	Director

/s/ JEAN-LUC BELINGARD* Jean-Luc Belingard	Director

/s/ WENDY E. LANE* Wendy E. Lane	Director

/s/ ROBERT E. MITTELSTAEDT, JR.* Robert E. Mittelstaedt, Jr.	Director

/s/ ARTHUR H. RUBENSTEIN* Arthur H. Rubenstein	Director

/s/ M. KEITH WEIKEL* M. Keith Weikel	Director

/s/ R. SANDERS WILLIAMS, M.D.* R. Sanders Williams, M.D.	Director

* Bradford T. Smith, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:/s/ BRADFORD T. SMITH Bradford T. Smith Attorney-in-fact	Director

(56)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE

(F-1)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Laboratory Corporation of America Holdings:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

        As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

        As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other postretirement plans as of December 31, 2006.

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

PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 25, 2008

(F-2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$56.4	$51.5
Short-term investments	109.9	135.4
Accounts receivable, net	623.2	541.3
Supplies inventories	80.4	84.3
Prepaid expenses and other	67.6	53.2
Deferred income taxes	--	21.3

Total current assets	937.5	887.0

Property, plant and equipment, net	439.2	393.2
Goodwill, net	1,639.5	1,484.0
Intangible assets, net	613.4	610.2
Investments in joint venture partnerships	683.0	577.9
Other assets, net	55.6	48.5

Total assets	$4,368.2	$4,000.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$134.2	$133.5
Accrued expenses and other	239.6	243.0
Deferred income taxes	4.6	--
Short term borrowings and current portion of long-term debt	589.5	554.4

Total current liabilities	967.9	930.9

Long-term debt, less current portion	1,077.5	603.0
Deferred income taxes and other tax liabilities	506.8	409.2
Other liabilities	90.7	80.6

Total liabilities	2,642.9	2,023.7

Commitments and contingent liabilities	--	--

Shareholders' equity:
Common stock, 111.0 and 122.2 shares outstanding at
December 31, 2007 and December 31, 2006, respectively	13.2	14.4
Additional paid-in capital	245.5	1,027.7
Retained earnings	2,243.7	1,767.9
Less common stock held in treasury	(897.1)	(891.6)
Accumulated other comprehensive earnings	120.0	58.7

Total shareholders' equity	1,725.3	1,977.1

Total liabilities and shareholders' equity	$4,368.2	$4,000.8

The accompanying notes are an integral part of these consolidated financial statements.

(F-3)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,

	2007	2006	2005

Net sales	$4,068.2	$3,590.8	$3,327.6
Cost of sales	2,377.0	2,061.4	1,937.3

Gross profit	1,691.2	1,529.4	1,390.3

Selling, general and administrative expenses	808.7	779.1	703.9
Amortization of intangibles and other assets	54.9	52.2	51.4
Restructuring and other special charges	50.6	1.0	16.9

Operating income	777.0	697.1	618.1

Other income (expenses):
Investment loss	--	--	(3.1)
Interest expense	(56.6)	(47.8)	(34.4)
Income from joint venture partnerships, net	77.9	66.7	58.3
Investment income	5.4	7.7	1.8
Other, net	(1.4)	(2.8)	--

Earnings before income taxes	802.3	720.9	640.7

Provision for income taxes	325.5	289.3	254.5

Net earnings	$476.8	$431.6	$386.2

Basic earnings per common share	$4.08	$3.48	$2.89

Diluted earnings per common share	$3.93	$3.24	$2.71

The accompanying notes are an integral part of these consolidated financial statements.

(F-4)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2004	$15.1	$1,504.1	$950.1	$(544.2)	$(7.5)	$81.7	$1,999.3
Comprehensive earnings:
Net earnings	--	--	386.2	--	--	--	386.2
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	14.3	14.3
Tax effect of other comprehensive earnings adjustments	--	--	--	--	--	(5.7)	(5.7)

Comprehensive earnings							394.8
Issuance of common stock under employee stock plans	0.2	62.3	--	--	--	--	62.5
Issuance of restricted stock awards	--	7.3	--	--	(7.3)	--	--
Surrender of restricted stock awards	--	--	--	(7.3)	--	--	(7.3)
Cancellation of restricted stock awards	--	(0.3)	--	--	0.3	--	--
Stock compensation	--	6.1	--	--	7.6	--	13.7
Income tax benefit from stock options exercised	--	11.9	--	--	--	--	11.9
Retirement of common stock	(0.5)	(251.7)	--	--	--	--	(252.2)
Purchase of common stock	--	--	--	(337.0)	--	--	(337.0)

BALANCE AT DECEMBER 31, 2005	$14.8	$1,339.7	$1,336.3	$(888.5)	$(6.9)	$90.3	$1,885.7
Comprehensive earnings:
Net earnings	--	--	431.6	--	--	--	431.6
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	(1.1)	(1.1)
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	0.4	0.4

Comprehensive earnings							430.9
Adoption of FASB Statement No. 158, net of tax	--	--	--	--	--	(30.9)	(30.9)
Issuance of common stock under employee stock plans	0.2	91.8	--	--	--	--	92.0
Surrender of restricted stock awards	--	--	--	(3.1)	--	--	(3.1)
Reversal of unamortized deferred compensation balance	--	(6.9)	--	--	6.9	--	--
Stock compensation	--	52.7	--	--	--	--	52.7
Income tax benefit from stock options exercised	--	11.3	--	--	--	--	11.3
Purchase of common stock	(0.6)	(460.9)	--	--	--	--	(461.5)

BALANCE AT DECEMBER 31, 2006	$14.4	$1,027.7	$1,767.9	$(891.6)	$--	$58.7	$1,977.1
Comprehensive earnings:
Net earnings	--	--	476.8	--	--	--	476.8
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	96.9	96.9
Net benefit plan adjustments	--	--	--	--	--	4.0	4.0
Tax effect of other comprehensive earnings adjustments	--	--	--	--	--	(39.6)	(39.6)

Comprehensive earnings							538.1
Issuance of common stock under employee stock plans	0.1	77.5	--	--	--	--	77.6
Surrender of restricted stock awards	--	--	--	(5.5)	--	--	(5.5)
Adoption of FIN 48	--	0.5	(1.0)	--	--	--	(0.5)
Conversion of zero-coupon convertible debt	--	0.7	--	--	--	--	0.7
Stock compensation	--	35.4	--	--	--	--	35.4
Income tax benefit from stock options exercised	--	26.6	--	--	--	--	26.6
Purchase of common stock	(1.3)	(922.9)	--	--	--	--	(924.2)

BALANCE AT DECEMBER 31, 2007	$13.2	$245.5	$2,243.7	$(897.1)	$--	$120.0	$1,725.3

The accompanying notes are an integral part of these consolidated financial statements.

(F-5)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$476.8	$431.6	$386.2
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	162.8	155.0	149.8
Stock compensation	35.4	52.7	13.7
Loss on sale of assets	0.2	0.8	0.2
Investment loss	--	--	3.1
Accreted interest on zero-coupon
subordinated notes	11.1	10.9	10.7
Cumulative earnings in excess of
distribution from joint venture partnerships	(8.6)	(1.0)	(11.3)
Deferred income taxes	26.5	36.7	18.5
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable, net	(78.7)	(47.9)	(15.0)
Decrease (increase) in inventories	4.8	(18.8)	0.1
Increase in prepaid expenses and other	(16.3)	(16.0)	(5.8)
Increase (decrease) in accounts payable	33.9	(17.6)	24.1
Increase (decrease) in accrued expenses and other	61.8	45.9	(0.1)

Net cash provided by operating activities	709.7	632.3	574.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(142.6)	(115.9)	(93.6)
Proceeds from sale of assets	1.4	0.9	1.5
Deferred payments on acquisitions	(2.8)	(4.0)	(7.3)
Purchases of short-term investments	(1,777.9)	(1,589.7)	(987.8)
Proceeds from sale of short-term investments	1,803.4	1,472.0	1,129.3
Acquisition of licensing technology	(0.7)	(0.6)	(5.4)
Acquisition of businesses, net of cash acquired	(222.3)	(36.0)	(335.3)

Net cash used for investing activities	(341.5)	(273.3)	(298.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	500.0	--	--
Proceeds from credit facilities	240.0	95.0	385.0
Payments on credit facilities	(240.0)	(95.0)	(385.0)
Proceeds from senior note offering	--	--	250.0
Bank overdraft	(34.9)	34.9	--
Payments on other long-term debt	(0.1)	(1.2)	(0.6)
Payment of debt issuance costs	(5.8)	--	(2.4)
Payments on long-term lease obligations	--	(1.8)	(2.6)
Excess tax benefits from stock based compensation	20.7	9.1	--
Purchase of common stock	(921.2)	(476.5)	(583.7)
Net proceeds from issuance of stock to employees	77.6	82.0	62.1

Net cash used for financing activities	(363.7)	(353.5)	(277.2)

Effect of exchange rate changes on cash and cash equivalents	0.4	0.6	(0.6)

Net increase(decrease) in cash and cash equivalents	4.9	6.1	(2.2)
Cash and cash equivalents at beginning of year	51.5	45.4	47.6

Cash and cash equivalents at end of year	$56.4	$51.5	$45.4

The accompanying notes are an integral part of these consolidated financial statements.

(F-6)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

        Laboratory Corporation of America Holdings with its subsidiaries (the “Company”) is the second largest independent clinical laboratory company in the United States based on 2007 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

        Since its founding in 1971, the Company has grown into a network of 37 primary laboratories and over 1,600 patient service centers along with a network of branches and STAT laboratories. With over 26,000 employees, the Company processes tests on more than 420,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico, Belgium and three provinces in Canada. The Company operates in one business segment.

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

        The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company’s primary disbursement accounts. The cash amount in the accompanying financial statements represents book balances excluding the effect of the uncleared checks. As of December 31, 2007 and 2006, accounts payable includes uncleared checks of $0.0 and $34.9, respectively.

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

Revenue Recognition:

        Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2007, 2006 and 2005, approximately 18.3%, 19.9% and 20.3%, respectively, of the Company’s revenues were derived directly from the Medicare and Medicaid programs. The Company has capitated agreements with certain managed care customers and recognizes related revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. In 2007, 2006 and 2005, approximately 4% of the Company’s revenues were derived from such capitated agreements.

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

        The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., were approximately $26.5 at December 31, 2007. Cash equivalents at December 31, 2007, totaled $37.2, which includes amounts invested in treasury bills and short-term bonds.

        Substantially all of the Company’s accounts receivable are with companies in the health care industry and individuals. However, concentrations of credit risk are limited due to the number of the Company’s clients as well as their dispersion across many different geographic regions.

        Accounts receivable balances (gross) from Medicare and Medicaid were $104.0 and $99.3 at December 31, 2007 and 2006, respectively.

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

        The following represents a reconciliation of basic earnings per share to diluted earnings per share: (shares in millions)

	2007			2006			2005

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings
per share	$476.8	116.8	$4.08	$431.6	124.1	$3.48	$386.2	133.5	$2.89

Stock options	--	1.2		--	1.3		--	1.0
Restricted stock awards and other	--	0.8		--	0.7		--	0.4
Effect of convertible debt, net of tax	--	2.5		5.3	8.6		6.5	10.0

Diluted earnings
per share:	$476.8	121.3	$3.93	$436.9	134.7	$3.24	$392.7	144.9	$2.71

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,

	2007	2006	2005

Stock options	1.2	1.1	--

Stock Compensation Plans:

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company adopted SFAS 123(R) using the modified prospective application method of adoption which required the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the

(F-8)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a straight line basis over the service periods of each award. The Company calculated forfeiture rates for 2007 and 2006 based on its historical experience.

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

        As a result of adopting SFAS 123(R), the Company’s net earnings were reduced by $13.9 ($23.3 on a pre-tax basis) in 2006. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.11 per share. In addition, in connection with the adoption of SFAS 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased for the year ended December 31, 2006 by $9.1 related to excess tax benefits from stock-based compensation arrangements.

        During the second half of 2006, the Company recorded charges of approximately $11.6, related to the acceleration of the recognition of stock compensation due to the retirement of the Company’s Chief Executive Officer, effective December 31, 2006.

        The following tables summarize the components of the Company’s stock-based compensation programs recorded as expense for the years ended December 31, 2007, 2006, and 2005:

	2007			2006			2005

	Pre-tax Expense	Tax Benefit	Net	Pre-tax Expense	Tax Benefit	Net	Pre-tax Expense	Tax Benefit	Net

Stock option and stock
purchase plans	$18.0	$(7.2)	$10.8	$23.3	$(9.4)	$13.9	$--	$--	$--
Restricted stock and
performance share awards	17.4	(7.0)	10.4	17.7	(7.1)	10.6	13.7	(5.5)	8.2
CEO retirement charge	--	--	--	11.6	(4.6)	7.0	--	--	--

Total share based
compensation	$35.4	$(14.2)	$21.2	$52.7	$(21.1)	$31.6	$13.7	$(5.5)	$8.2

        The following table shows the pro forma net income for the year ended December 31, 2005 as if the fair value based method had been applied to all awards:

2005

Net earnings, as reported	$386.2
Add: Stock-based compensation recorded as expense, net of related tax effects	8.2
Deduct: Total stock-based compensation determined under fair value method for all awards, net of related tax effects	(24.8)

Pro forma net income	$369.6

Basic earnings per common share As reported	$2.89
Pro forma	2.77
Diluted earnings per common share As reported	$2.71
Pro forma	2.55

(F-9)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        See note 15 for assumptions used in calculating compensation expense for the employee stock option and stock purchase plans.

Cash Equivalents:

        Cash equivalents (primarily investments in money market funds, time deposits, commercial paper and Eurodollars which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market.

Short-Term Investments:

        The items classified as short-term investments are principally Auction Rate Securities (“ARS”), Variable Rate Demand Notes (“VRDN”), and U.S. Government Agency securities. The Company classifies the ARS and VRDN as available-for-sale. Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within shareholders’ equity. The securities that the Company has classified as available-for-sale generally trade at par and as a result typically do not have any realized or unrealized gains or losses. No gains or losses were realized on sales of ARS and VRDN for the years ended December 31, 2007, 2006, and 2005. As of December 31, 2007, there are no unrealized holding gains or losses on these securities. The Company had $109.9 and $135.4 of ARS and VRDN classified as short-term investments as of December 31, 2007 and 2006, respectively. All of the Company’s investments in ARS and VRDN were liquidated at cost as of January 2, 2008.

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

        The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no instances of impairment as of December 31, 2007.

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

Income Taxes:

        The Company accounts for income taxes utilizing the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50 percent likely to be realized. The Company records interest and penalties in income tax expense.

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

        The Company believes these embedded derivatives had no fair value at December 31, 2007 and 2006.

Fair Value of Financial Instruments:

        The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $758.8 and $729.7 as of December 31, 2007 and 2006, respectively. The fair market value of the senior notes, based on market pricing, was approximately $591.2 and $585.9 as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the $500.0 book value of the Company’s variable rate debt approximates fair value.

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

        During the year ended December 31, 2007, the Company acquired various medical reference laboratories and related assets for approximately $222.3 in cash. These acquisitions were primarily done to extend the Company’s geographic reach in important market areas or acquire scientific differentiation and esoteric testing capabilities.

3. CEO RETIREMENT

        In July 2006, the Company announced the retirement of its Chief Executive Officer (“CEO”), Thomas P. Mac Mahon, effective December 31, 2006. During the second half of 2006, the Company recorded charges of approximately $12.3, which included $11.6 related to the acceleration of the recognition of stock compensation and $0.7 related to the acceleration of certain defined benefit plan obligations.

        In July 2006, Mr. Mac Mahon entered into a consulting agreement with the Company effective January 1, 2007, following the announcement of his retirement as CEO on December 31, 2006. The agreement provides for additional services to be provided by Mr. Mac Mahon following the termination of his employment as CEO to assist the Company during a transition period. Mr. Mac Mahon will remain as Chairman of the Board. The Agreement provided for an additional five years of age for purposes of calculating pension benefits and has a term of sixteen months.

4. RESTRUCTURING AND OTHER SPECIAL CHARGES

        During 2007, the Company recorded charges related to reductions in work force and consolidation of redundant and underutilized facilities. For 2007, the Company recorded net restructuring charges of $50.6. Of this amount, $24.8 related to employee severance benefits for approximately 1,560 employees primarily in management, administrative, technical, service and support functions and $19.4 related to contractual obligations and other costs associated with the closure of facilities. The charges also included

(F-12)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

a write-off of approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the year and $0.9 related to settlement of a preacquisition employment liability. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

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

        During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan is directed at reducing redundant facilities while maintaining excellent customer service. The Company recorded $11.9 of costs associated with the execution of the integration plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $10.1 million related to employee severance benefits for approximately 700 employees, with the remainder primarily related to contractual obligations associated with leased facilities. Employee groups affected as a result of this plan included those involved in the collection and testing of specimens, as well as administrative and other support functions. The Company also recorded a special charge of $5.0 related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

4. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Other	Total

Balance as of January 1, 2007	$0.7	$5.7	$0.0	$6.4
Net restructuring charges	25.4	18.7	6.5	50.6
Cash payments and asset write-offs	(17.0)	(5.9)	(6.5)	(29.4)

Balance as of December 31, 2007	$9.1	$18.5	$0.0	$27.6

Current				$15.8
Non-current				11.8

				$27.6

6. INVESTMENTS IN JOINT VENTURE PARTNERSHIPS

        At December 31, 2007 the Company had investments in the following joint venture partnerships:

Location	Net Investment	Percentage Interest Owned

Milwaukee, Wisconsin	$11.0	50.00%
Ontario, Canada	$608.2	72.99%
Alberta, Canada	$63.8	43.37%

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

(F-13)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        Condensed unconsolidated financial information for the joint venture partnerships is shown in the following table.

	2007	2006

As of December 31:
Current assets	$65.9	$54.6
Other assets	169.9	133.6

Total assets	$235.8	$188.2

Current liabilities	$29.5	$24.6
Other liabilities	0.1	0.6

Total liabilities	$29.6	$25.2
Partners' equity	206.2	163.0

Total liabilities and partners' equity	$235.8	$188.2

	2007	2006	2005

For the period January 1 - December 31:
Net sales	$403.4	$361.7	$321.4
Gross profit	190.9	165.3	144.6
Net earnings	120.9	102.0	93.1

        The Company’s recorded investments in the Ontario and Alberta joint venture partnerships at December 31, 2007, include $487.7 and $54.3, respectively of value assigned to these two partnerships’ Canadian licenses (with an indefinite life and deductible for tax), to conduct diagnostic testing services in their respective provinces.

        Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada joint venture, bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario, Canada joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement.

7. ACCOUNTS RECEIVABLE, NET

	December 31, 2007	December 31, 2006

Gross accounts receivable	$715.7	$643.6
Less allowance for doubtful accounts	(92.5)	(102.3)

	$623.2	$541.3

        The provision for doubtful accounts was $196.2, $176.5 and $179.3 in 2007, 2006 and 2005 respectively. In addition, in 2005 the Company recorded a special charge of $4.7 related to forgiveness of amounts owed by patients and clients in the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

(F-14)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

8. PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2007	December 31, 2006

Land	$19.6	$14.6
Buildings and building improvements	95.9	93.6
Machinery and equipment	484.4	421.1
Software	256.4	239.5
Leasehold improvements	111.8	100.1
Furniture and fixtures	30.0	25.9
Construction in progress	59.9	36.2
Buildings under capital leases	--	5.4
Equipment under capital leases	3.5	3.5

	1,061.5	939.9

Less accumulated depreciation and amortization of capital leases	(622.3)	(546.7)

	$439.2	$393.2

        Depreciation expense and amortization of capital lease assets was $106.5, $102.2 and $97.2 for 2007, 2006 and 2005, respectively. Depreciation of software was $34.8, $33.8, and $30.2 for 2007, 2006 and 2005, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill (net of accumulated amortization) for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Balance as of January 1	$1,484.0	$1,477.0
Goodwill acquired during the year	157.7	19.6
Adjustments to goodwill	(2.2)	(12.6)

Goodwill, net	$1,639.5	$1,484.0

        The components of identifiable intangible assets are as follows:

	December 31, 2007		December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$734.9	$(253.0)	$690.3	$(215.7)
Patents, licenses and technology	94.0	(47.1)	89.1	(38.0)
Non-compete agreements	34.4	(25.9)	27.4	(23.9)
Trade name	102.1	(26.0)	100.5	(19.5)

	$965.4	$(352.0)	$907.3	$(297.1)

        A summary of intangible assets acquired during 2007, and their respective weighted average amortization periods are as follows:

	Amount	Weighted Average Amortization Period

Customer lists	$44.6	11.5
Patents, licenses and technology	4.9	4.3
Non-compete agreements	7.0	5.0
Trade name	1.6	5.0

	$58.1	9.9

        Amortization of intangible assets was $54.9, $52.2 and $51.4 in 2007, 2006 and 2005, respectively. Amortization expense of intangible assets is estimated to be $56.1 in fiscal 2008, $55.1 in fiscal 2009, $54.3 in fiscal 2010, $49.6 in fiscal 2011, $45.2 in fiscal 2012, and $353.1 thereafter.

(F-15)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The Company paid approximately $0.7 in 2007 and $0.6 in 2006 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. These amounts are being amortized over the life of the licensing agreements.

10. ACCRUED EXPENSES AND OTHER

	December 31, 2007	December 31, 2006

Employee compensation and benefits	$124.5	$109.7
Self-insurance reserves	48.7	46.1
Other tax accruals	--	53.0
Accrued taxes payable	13.4	1.6
Royalty and license fees payable	14.2	6.5
Accrued repurchases of common stock	3.0	--
Restructuring reserves	15.8	3.3
Acquisition related reserves	6.1	6.5
Interest payable	8.6	8.6
Other	5.3	7.7

	$239.6	$243.0

11. OTHER LIABILITIES

	December 31, 2007	December 31, 2006

Post-retirement benefit obligation	$42.8	$45.8
Restructuring reserves	11.8	3.0
Self-insurance reserves	12.1	13.2
Acquisition related reserves	2.8	3.7
Other	21.2	14.9

	$90.7	$80.6

12. DEBT

        Short-term borrowings and current portion of long-term debt at December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006

Zero-coupon convertible subordinated notes	$564.4	$554.4
Term loan, current	25.0	--
Current portion of long-term debt	0.1	--

Total short-term borrowings and current portion of long term debt	$589.5	$554.4

        Long-term debt at December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006

Senior notes due 2013	352.2	352.6
Senior notes due 2015	250.0	250.0
Term loan, non-current	475.0	--
Other long-term debt	0.3	0.4

Total long-term debt	$1,077.5	$603.0

Credit Facilities

        On October 26, 2007, the Company entered into new senior unsecured credit facilities with Credit Suisse, acting as Administrative Agent, and a group of financial institutions totaling $1,000.0. The new facilities consist of a five-year Revolving Facility in the principal amount of $500.0 and a five-year, $500.0 Term Loan Facility. On October 26, 2007, the Company borrowed $500.0 under the Term Loan Facility, and outstanding Letters of Credit totaling $110.5 were extended under the new facilities. The Company’s previous revolving credit facility was terminated upon the closing of the new facilities. The

(F-16)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

balance outstanding on the Company’s new Revolving Facility at December 31, 2007 was $0.0. The senior unsecured credit facilities bear interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. As of December 31, 2007, the interest rates on the Term Loan Facility and the new Revolving Facility were 5.6% and 5.1%, respectively. The quarterly principal repayments of the Term Loan Facility range from $6.25 to $18.75 beginning on March 31, 2008 to September 30, 2012 with $243.75 due on the maturity date of October 26, 2012. At December 31, 2007, future principal repayments under the Term Loan facility are as follows: 2008 — $25.0, 2009 — $50.0, 2010 — $50.0, 2011 — $75.0 and 2012 — $300.0.

        The new senior credit facilities are available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other payments, and repayment of all amounts outstanding under the Company’s previous revolving credit facility. The agreement contains certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The covenants also restrict the payment of dividends. The Company is in compliance with all covenants at December 31, 2007.

Zero-Coupon Convertible Subordinated Notes

        In 2001, the Company sold $744.0 aggregate principal amount at maturity of its zero-coupon convertible subordinated notes (the “notes”) due 2021. The notes, which are subordinate to the Company’s bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 13.4108 shares of the Company’s common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

1)

If the sales price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter reaches specified thresholds (beginning at 120% and declining 0.1282% per quarter until it reaches approximately 110% for the quarter beginning July 1, 2021 of the accreted conversion price per share of common stock on the last day of the preceding quarter). The accreted conversion price per share will equal the issue price of a note plus the accrued original issue discount and any accrued contingent additional principal, divided by the number of shares of common stock issuable upon conversion of a note on that day. The conversion trigger price for the fourth quarter of 2007 was approximately $66.13.

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

        The purpose of the exchange offer was to exchange the Old Notes for the New Notes with certain different terms, including the addition of a net share settlement feature. The net share settlement feature requires the Company to satisfy its obligation due upon conversion to holders of the New Notes in cash for a portion of the conversion obligation equal to the accreted principal of the New Notes and in shares for the remainder of the conversion value. In addition, the New Notes provide that the Company eliminate its option to issue shares in lieu of paying cash if and when the Company repurchases the New Notes at the option of holders.

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

        On September 12, 2007, the Company announced that for the period of September 12, 2007 to March 11, 2008, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 7, 2007, in addition to the continued accrual of the original issue discount.

        On October 3, 2007, the Company announced that its zero-coupon subordinated notes could be converted into Common Stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of September 11, 2001 between the Company and The Bank of New York, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, Holders were required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2007, through the close of business on the last business day of the calendar quarter, which was 5:00 p.m., New York City time, on Friday, December 31, 2007. At December 31, 2007, $2.8 of the $744 aggregate principal amount at maturity had been converted into 0.031 shares of the Company’s common stock.

        On January 4, 2008, the Company announced that its zero-coupon subordinated notes could be converted into Common Stock subject to the terms of the note and Indenture agreements dated September 11, 2001 for the Old Notes and to the note and Indenture agreements dated October 24, 2006 for the New Notes. In order to exercise the option to convert all or a portion of the LYONs or Zero-Coupon Notes, holders must validly surrender their LYONs or Zero-Coupon Notes at any time during the calendar quarter through the close of business at 5:00p.m., New York City time, on Monday, March 31, 2008.

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

13. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

        The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. Common shares issued and outstanding are summarized in the following table:

	2007	2006

Issued	132.7	143.8
In treasury	(21.7)	(21.6)

Outstanding	111.0	122.2

        The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of December 31, 2007.

        The changes in common shares issued and held in treasury are summarized below:

Common shares issued

	2007	2006	2005

Common stock issued at January 1	143.8	148.0	150.7
Common stock issued under employee stock plans	2.0	2.5	2.1
Retirement of common stock	(13.1)	(6.7)	(4.8)

Common stock issued at December 31	132.7	143.8	148.0

Common shares held in treasury

	2007	2006	2005

Common shares held in treasury at January 1	21.6	21.5	14.5
Purchase of common stock	--	--	6.8
Surrender of restricted stock awards	0.1	0.1	0.2

Common shares held in treasury at December 31	21.7	21.6	21.5

Share Repurchase Program

        During fiscal 2007, the Company purchased 13.1 shares of its common stock at a total cost of $924.2. As of December 31, 2007, the Company had outstanding authorization from the Board of Directors to purchase approximately $425.8 of Company common stock.

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

Accumulated Other Comprehensive Earnings

         The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Adoption of FASB Statement No. 158	Accumulated Other Comprehensive Earnings

Balance at December 31, 2004	$81.3	$0.4	$--	$81.7
Current year adjustments	14.3	--	--	14.3
Tax effect of adjustments	(5.7)	--	--	(5.7)

Balance at December 31, 2005	89.9	0.4	--	90.3
Current year adjustments	(1.1)	--	(51.2)	(52.3)
Tax effect of adjustments	0.4	--	20.3	20.7

Balance at December 31, 2006	89.2	0.4	(30.9)	58.7
Current year adjustments	96.9	4.0	--	100.9
Tax effect of adjustments	(38.0)	(1.6)	--	(39.6)

Balance at December 31, 2007	$148.1	$2.8	$(30.9)	$120.0

14. INCOME TAXES

        The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income

	2007	2006	2005

Domestic	$786.5	$717.4	$639.7
Foreign	15.8	3.5	1.0

Total pre-tax income	$802.3	$720.9	$640.7

(F-20)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

	Years Ended December 31,

	2007	2006	2005

Current:
Federal	$238.9	$204.0	$186.5
State	49.9	43.2	43.0
Foreign	10.2	5.4	6.5

	$299.0	$252.6	$236.0

Deferred:
Federal	$18.8	$26.3	$13.6
State	4.2	7.5	3.1
Foreign	3.5	2.9	1.8

	26.5	36.7	18.5

	$325.5	$289.3	$254.5

        The tax benefit associated with option exercises from stock plans reduced taxes currently payable by approximately $26.2, $20.4 and $11.9 in 2007, 2006 and 2005, respectively. Such benefits are recorded as additional paid-in-capital.

        The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

	Years Ended December 31,

	2007	2006	2005

Statutory federal rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	4.0	4.3	4.5
Change in valuation allowance	--	--	0.2
Dividend received deduction for foreign repatriation	--	--	(1.1)
Other	1.6	0.8	1.1

Effective rate	40.6%	40.1%	39.7%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2007	December 31, 2006

Deferred tax assets:
Employee compensation and benefits	$55.0	$43.9
Self-insurance reserves	23.0	22.3
Postretirement benefit obligation	16.9	18.1
Acquisition and restructuring reserves	13.6	6.2
Tax loss carryforwards	9.7	16.9
Other	13.0	1.7

	131.2	109.1

Less valuation allowance	(3.9)	(3.9)

Net deferred tax assets	127.3	105.2

Deferred tax liabilities:
Accounts receivable	(28.3)	(14.7)
Deferred earnings	(21.6)	(18.1)
Intangible assets	(285.5)	(282.0)
Property, plant and equipment	(27.2)	(29.8)
Zero-coupon subordinated notes	(113.9)	(90.6)
Currency translation adjustment	(96.1)	(57.9)

Total gross deferred tax liabilities	(572.6)	(493.1)

Net deferred tax liabilities	$(445.3)	$(387.9)

(F-21)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The Company has state tax loss carryovers of approximately $1.1, which expire in 2008 through 2024. In addition, the Company has federal tax loss carryovers of approximately $8.6 expiring periodically through 2024. The utilization of these tax loss carryovers is limited due to change of ownership rules. However, at this time the Company expects to fully utilize substantially all of its tax loss carryovers.

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

        At the adoption date of January 1, 2007 the Company had approximately $56.8 of total gross unrecognized income tax benefits, which included interest and penalties.

        The gross reserves for uncertain tax positions were $49.3 and $55.7 at January 1, 2007 and December 31, 2007, respectively. It is anticipated that the amount of the unrecognized tax benefits will change within the next twelve months; however these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $7.5 and $10.8 as of January 1, 2007 and December 31, 2007, respectively. During the year ended December 31, 2007, the Company recognized $4.4 in interest and penalties expense, which was offset by a $1.1 benefit.

        Below is a reconciliation of the reserve associated with uncertain tax positions as of the adoption date through December 31, 2007.

Beginning balance as of the date of adoption	$49.3
Increase in reserve for tax positions taken in the current year	11.2
Decrease in reserve as a result of settlements reached with tax authorities	(2.1)
Decrease in reserve as a result of lapses in the statute of limitations	(2.7)

Balance as of December 31, 2007	$55.7

        At the date of adoption and at December 31, 2007, $45.2 and $52.5, respectively, is the approximate amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

        The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local, and foreign income tax matters have been concluded through 2001. Management believes adequate provisions have been recorded related to all open tax years.

        The Company provided for taxes on undistributed earnings of foreign subsidiaries.

15. STOCK COMPENSATION PLANS

Stock Incentive Plans

        There are currently 19.7 million shares authorized for issuance under the 2000 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the 1994 Stock Option Plan. Each of these plans was approved by shareholders. At December 31, 2007, there were 0.5 million additional shares available for grant under the Company’s stock option plans.

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

(F-22)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        Changes in options outstanding under the plans for the periods indicated were as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5.1	$44.10
Granted	1.4	80.34
Exercised	(1.7)	38.49
Cancelled	(0.1)	64.90

Outstanding at December 31, 2007	4.7	$56.71	7.3	$94.5

Vested and expected to vest at December 31, 2007	4.5	$56.06	7.2	$93.7
Exercisable at December 31, 2007	2.2	$42.69	5.8	$72.1

         The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

        Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005

Cash received by the Company	$67.4	$72.9	$49.7
Tax benefits realized	$25.7	$19.0	$11.0
Aggregate intrinsic value	$63.6	$48.0	$27.9

        The following table summarizes information concerning currently outstanding and exercisable options.

Options Outstanding				Options Exercisable

		Weighted Average

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 4.84 - 39.34	1.0	5.2	$35.38	1.0	$35.38
$ 40.50 - 49.93	1.2	6.0	$46.23	0.9	$45.61
$ 58.57 - 58.57	1.1	8.2	$58.57	0.3	$58.57
$ 59.37 - 80.37	1.4	9.2	$80.21	--	$71.56

	4.7	7.3	$56.71	2.2	$42.69

        The following table shows the weighted average grant-date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates:

	2007	2006	2005

Fair value per option	$14.84	$12.24	$15.62

Valuation assumptions
Weighted average expected life (in years)	3.1	3.1	3.1
Risk free interest rate	4.7%	4.3%	4.4%
Expected volatility	0.2	0.2	0.4
Expected dividend yield	0.0%	0.0%	0.0%

        The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company uses historical data to calculate the

(F-23)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

expected life of the option. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2007 and 2006, expense related to the Company’s stock option plan totaled $14.5 and $21.0, respectively.

Restricted Stock and Performance Shares

        The following table summarizes grants of restricted stock and performance shares (“nonvested shares”) made by the Company to officers, key employees, and non-employee directors under all plans. Restricted stock becomes vested annually in equal one third increments beginning on the first anniversary of the grant. The performance share awards represent a three year award opportunity for the period 2005-2007 and become vested in 2008. Performance share awards are subject to certain earnings per share and revenue targets, the achievement of which may increase or decrease the number of shares which the grantee receives upon vesting. The unearned restricted stock and performance share compensation is being amortized to expense over the applicable vesting periods. For 2007, 2006 and 2005, total restricted stock and performance share compensation expense was $16.7, $17.7 and $13.7, respectively.

        The fair value of restricted stock and performance share awards is determined based on the closing price of the Company’s common stock on the day immediately preceding the grant date.

        The following table shows a summary of nonvested shares for the year ended December 31, 2007:

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2007	1.3	$48.02
Granted	0.1	80.25
Vested	(0.2)	46.97

Nonvested at December 31, 2007	1.2	52.16

        As of December 31, 2007, there was $14.2 of total unrecognized compensation cost related to nonvested restricted stock and performance share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan, begun in 1997 and amended in 1999 and 2004, with 4.5 million shares of common stock authorized for issuance. The plan permits substantially all employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 174, 207, and 209 thousand shares were purchased by eligible employees in 2007, 2006 and 2005 respectively. For 2007 and 2006, expense related to the Company’s employee stock purchase plan was $2.8 and $2.3, respectively.

        The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	2007	2006	2005

Fair value of the employee's purchase right	$16.98	$11.48	$14.40

Valuation assumptions
Risk free interest rate	4.1%	5.0%	2.8%
Expected volatility	0.3	0.1	0.1
Expected dividend yield	0.0%	0.0%	0.0%

16. COMMITMENTS AND CONTINGENT LIABILITIES

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At December 31, 2007 and 2006, the Company had provided letters of credit aggregating approximately $104.8 and $111.7 respectively, primarily in connection with certain insurance programs and as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs under a new customer contract. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

        Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (UnitedHealthcare) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200 for transition costs related to developing expanded networks in defined markets. During 2007, approximately $38.3 of such transition payments were billed to the Company by UnitedHealthcare and approximately $32.0 had been remitted by the Company.

(F-25)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with non-cancelable terms of one year or more at December 31, 2007 are as follows:

Operating
2008	$94.9
2009	71.6
2010	50.8
2011	40.5
2012	26.6
Thereafter	44.1

Total minimum lease payments	328.5
Less:
Amounts included in restructuring and acquisition related accruals	(30.3)
Non-cancelable sub-lease income	(1.9)

Total minimum operating lease payments	$296.3

        Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $158.9, $130.9 and $119.6 for the years ended December 31, 2007, 2006 and 2005, respectively.

        At December 31, 2007, the Company was a guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a remaining term of approximately four years.

17. PENSION AND POSTRETIREMENT PLANS

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

Pension Plans

        The Company maintains a defined contribution retirement plan for substantially all employees. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $14.8, $13.8 and $12.8 in 2007, 2006 and 2005, respectively.

        In addition, substantially all employees of the Company are covered by a defined benefit retirement plan (the “Company Plan”). The benefits to be paid under the Company Plan are based on years of credited service and average final compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations. The Company did not make any contributions to the Company Plan in 2007 and 2006 and at the present time, does not plan to make any contributions in 2008.

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

(F-26)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The effect on operations for both the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows:

	Year end December 31,

	2007	2006	2005

Service cost for benefits earned	$19.1	$17.1	$15.7
Interest cost on benefit obligation	16.0	14.5	13.8
Expected return on plan assets	(22.7)	(21.4)	(21.0)
Net amortization and deferral	2.1	4.4	1.3
CEO retirement charge	--	0.7	--

Defined benefit plans costs	$14.5	$15.3	$9.8

        Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $46.6 and unrecognized prior service cost of $3.4. The accumulated other comprehensive earnings that are expected to be recognized as components of the defined benefit plan costs during 2008 are $1.9 related to amortization of net loss and $0.6 related to recognition of prior service costs.

        A summary of the changes in the projected benefit obligations of the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows:

	2007	2006

Balance at January 1	$278.5	$263.4
Service cost	19.1	17.1
Interest cost	16.0	14.5
Actuarial gain	(2.2)	(1.4)
Amendments	--	1.4
Benefits and administrative expenses paid	(24.2)	(17.2)
CEO retirement charge	--	0.7

Balance at December 31	$287.2	$278.5

        The Accumulated Benefit Obligation was $283.0 and $273.3 at December 31, 2007 and 2006, respectively.

        A summary of the changes in the fair value of plan assets follows:

	2007	2006

Fair value of plan assets at beginning of year	$274.7	$259.1
Actual return on plan assets	19.5	32.4
Employer contributions	0.7	0.4
Benefits and administrative expenses paid	(24.2)	(17.2)

Fair value of plan assets at end of year	$270.7	$274.7

        Weighted average assumptions used in the accounting for the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows:

	2007	2006	2005

Discount rate	6.1%	6.0%	5.6%
Compensation increases	3.5%	3.0%	3.0%
Expected long term rate of return	8.5%	8.5%	8.5%

(F-27)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The Company maintains an investment policy for the management of the Company Plan’s assets. The objective of this policy is to build a portfolio designed to achieve a balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. The Company’s plan asset allocations at December 31, 2007 and 2006 for the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows, target allocation for 2008, and expected long-term rate of return by asset category are as follows:

	Target Allocation 2008	Percentage of Plan Assets at December 31, 2007 2006	Weighted-Average Expected Long-Term Rate of Return - 2007

Equity securities	70.0%	69.5% 69.9%	6.8%
Debt securities	30.0%	29.6% 30.1%	1.7%
Other	0.0%	0.9% 0.0%	0.0%

        The following assumed benefit payments under the Company’s defined benefit and nonqualified supplemental retirement plans, which reflect expected future service, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2008	$ 19.3
2009	20.5
2010	21.7
2011	23.3
2012	26.7
Years 2013-2017	155.2

Post-retirement Medical Plan

        The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Year end December 31,

	2007	2006	2005

Service cost for benefits earned	$0.5	$0.6	$0.7
Interest cost on benefit obligation	2.7	2.2	2.6
Net amortization and deferral	(2.1)	(2.1)	(1.9)

Post-retirement medical plan costs	$1.1	$0.7	$1.4

        Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $0.8 and unrecognized prior service credit of $3.7. The accumulated other comprehensive earnings that is expected to be recognized as a component of the post-retirement medical plan cost during 2008 is ($1.7) related to recognition of prior service credits.

        A summary of the changes in the accumulated post retirement benefit obligation follows:

	2007	2006

Balance at January 1	$45.8	$43.3
Service cost for benefits earned	0.5	0.6
Interest cost on benefit obligation	2.7	2.2
Participants contributions	0.3	0.4
Actuarial (gain) loss	(5.0)	0.8
Benefits paid	(1.5)	(1.5)

Balance at December 31	$42.8	$45.8

(F-28)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

        The weighted-average discount rates used in the calculation of the accumulated postretirement benefit obligation was 6.2% and 6.0% as of December 31, 2007 and 2006, respectively. The health care cost trend rate-medical was assumed to be 9.0% and 10.0% as of December 31, 2007 and 2006, respectively, and the trend rate-pharmacy was assumed to be 9.0% and 12.0% as of December 31, 2007 and 2006, respectively, declining gradually to 5.0% in the year 2012. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2007 by $6.5. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the 2007 postretirement benefit costs results in an increase of $0.5 or decrease of $0.4.

        The following assumed benefit payments under the Company’s postretirement benefit plan, which reflect expected future service, as appropriate, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2008	$ 1.6
2009	1.7
2010	1.9
2011	2.0
2012	2.2
Years 2013-2017	13.0

18. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,

	2007	2006	2005

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$40.4	$33.3	$19.3
Income taxes, net of refunds	272.4	223.2	233.3

Disclosure of non-cash financing and investing activities:
Issuance of restricted stock awards	11.9	8.9	7.3
Surrender of restricted stock awards	5.5	3.1	7.3
Accrued repurchases of common stock	3.0	--	15.0

19. QUARTERLY DATA (UNAUDITED)

        The following is a summary of unaudited quarterly data:

	Year ended December 31, 2007

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$998.7	$1,043.1	$1,020.6	$1,005.8	$4,068.2
Gross profit	421.7	442.0	422.1	405.4	1,691.2
Net earnings	122.5	128.7	111.2	114.4	476.8
Basic earnings per
common share	1.01	1.10	0.95	1.01	4.08
Diluted earnings per
common share	0.98	1.05	0.92	0.98	3.93

	Year ended December 31, 2006

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$878.6	$903.7	$909.9	$898.6	$3,590.8
Gross profit	372.7	392.8	384.9	379.0	1,529.4
Net earnings	101.9	116.4	109.6	103.7	431.6
Basic earnings per
common share	0.82	0.94	0.88	0.84	3.48
Diluted earnings per
common share	0.76	0.87	0.81	0.81	3.24

(F-29)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

20. NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretative accounting pronouncements that address leasing transactions. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Items eligible for this measurement include: employer and plan obligations for pension benefits, other postretirement benefits, employee stock options, and stock purchase plans. The Company shall report unrealized gains or losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 159 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the impact, if any, of SFAS 160 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company is currently assessing the impact, if any, of SFAS 141(R) on its consolidated financial statements.

(F-30)

Schedule II

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2007, 2006 and 2005
(Dollars in millions)

		Additions

	Balance at beginning of year	Charged to Costs and Expense	Additions as a Result of Acquisitions	Other (Deduct- ions Additions(1)	Balance at end of year

Year ended December 31, 2007:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$102.3	$196.2	$0.5	$(206.5)	$92.5

Valuation allowance-
deferred tax assets	$3.9	$--	$--	--	$3.9

Year ended December 31, 2006:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$124.6	$176.5	$--	$(198.8)	$102.3

Valuation allowance-
deferred tax assets	$3.9	$--	$--	--	$3.9

Year ended December 31, 2005:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$137.1	$184.0	$17.0	$(213.5)	$124.6

Valuation allowance-
deferred tax assets	$2.7	$1.2	$--	--	$3.9

(1) Other (Deductions)Additions consists primarily of write-offs of accounts receivable amounts.

(F-31)