Form 10-Q
period 2008-04-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2008-04-30
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock is 111.3 million shares, net of treasury stock as of April 24, 2008.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets March 31, 2008 and December 31, 2007

Condensed Consolidated Statements of Operations Three month periods ended March 31, 2008 and 2007

Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2008 and 2007

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2008 and 2007

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$50.1	$56.4
Short-term investments	--	109.9
Accounts receivable, net	717.1	623.2
Supplies inventories	83.2	80.4
Prepaid expenses and other	57.8	67.6

Total current assets	908.2	937.5

Property, plant and equipment, net	474.4	439.2
Goodwill, net	1,732.4	1,639.5
Intangible assets, net	1,329.4	613.4
Investments in joint venture partnerships	75.2	683.0
Other assets, net	61.3	55.6

Total assets	$4,580.9	$4,368.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145.4	$134.2
Accrued expenses and other	262.1	239.6
Deferred income taxes	11.2	4.6
Short-term borrowings and current portion of long-term debt	618.4	589.5

Total current liabilities	1,037.1	967.9

Long-term debt, less current portion	1,064.9	1,077.5
Deferred income taxes and other tax liabilities	531.4	506.8
Other liabilities	94.7	90.7

Total liabilities	2,728.1	2,642.9

Commitments and contingent liabilities	--	--
Minority interest	149.9	--

Shareholders' equity:
Common stock, 111.3 and 111.0 shares outstanding at
March 31, 2008 and December 31, 2007, respectively	13.2	13.2
Additional paid-in capital	117.5	245.5
Retained earnings	2,374.0	2,243.7
Less common stock held in treasury	(908.1)	(897.1)
Accumulated other comprehensive earnings	106.3	120.0

Total shareholders' equity	1,702.9	1,725.3

Total liabilities and shareholders' equity	$4,580.9	$4,368.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,

	2008	2007

Net sales	$1,103.2	$998.7
Cost of sales	632.7	577.0

Gross profit	470.5	421.7

Selling, general and administrative expenses	215.6	205.0
Amortization of intangibles and other assets	13.8	13.3

Operating income	241.1	203.4

Other income (expenses):
Interest expense	(19.9)	(12.6)
Income from joint venture partnerships, net	4.4	16.4
Investment income	0.5	2.1
Other, net	(0.6)	(0.4)

Earnings before minority interest and income taxes	225.5	208.9
Minority interest	(3.6)	--

Earnings before income taxes	221.9	208.9

Provision for income taxes	91.6	86.4

Net earnings	$130.3	$122.5

Basic earnings per common share	$1.18	$1.01

Diluted earnings per common share	$1.14	$0.98

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2006	$14.4	$1,027.7	$1,767.9	$(891.6)	$58.7	$1,977.1
Comprehensive earnings:
Net earnings	--	--	122.5	--	--	122.5
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	6.2	6.2
Tax effect of other comprehensive earnings adjustments	--	--	--	--	(2.5)	(2.5)

Comprehensive earnings						126.2
Issuance of common stock under employee stock plans	--	29.3	--	--	--	29.3
Surrender of restricted stock awards	--	--	--	(5.4)	--	(5.4)
Adoption of FIN 48	--	0.5	(1.0)	--	--	(0.5)
Conversion of zero-coupon convertible debt	--	0.3	--	--	--	0.3
Stock compensation	--	8.0	--	--	--	8.0
Income tax benefit from stock options exercised	--	10.1	--	--	--	10.1
Purchase of common stock	(0.5)	(357.5)	--	--	--	(358.0)

BALANCE AT MARCH 31, 2007	$13.9	$718.4	$1,889.4	$(897.0)	$62.4	$1,787.1

BALANCE AT DECEMBER 31, 2007	$13.2	$245.5	$2,243.7	$(897.1)	$120.0	$1,725.3
Comprehensive earnings:
Net earnings	--	--	130.3	--	--	130.3
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	(22.4)	(22.4)
Tax effect of other comprehensive earnings adjustments	--	--	--	--	8.7	8.7

Comprehensive earnings						116.6
Issuance of common stock under employee stock plans	0.1	29.0	--	--	--	29.1
Surrender of restricted stock awards	--	--	--	(11.0)	--	(11.0)
Conversion of zero-coupon convertible debt	--	0.1	--	--	--	0.1
Stock compensation	--	8.9	--	--	--	8.9
Value of minority interest put	--	(125.8)	--	--	--	(125.8)
Income tax benefit from stock options exercised	--	15.4	--	--	--	15.4
Purchase of common stock	(0.1)	(55.6)	--		--	(55.7)

BALANCE AT MARCH 31, 2008	$13.2	$117.5	$2,374.0	$(908.1)	$106.3	$1,702.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$130.3	$122.5
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	43.5	40.0
Stock compensation	8.9	8.0
Loss on sale of assets	0.2	0.2
Accreted interest on zero-coupon
subordinated notes	2.8	2.8
Cumulative earnings in excess of distribution
from joint venture partnerships	(2.2)	(8.3)
Deferred income taxes	34.2	(0.8)
Minority interest	3.6	--
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable (net)	(52.8)	(68.6)
Decrease (increase) in inventories	(0.3)	6.5
Decrease in prepaid expenses and other	11.0	5.2
Increase (decrease) in accounts payable	3.2	(4.0)
Increase (decrease) in accrued expenses and other	(5.9)	82.3

Net cash provided by operating activities	176.5	185.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37.9)	(40.8)
Proceeds from sale of assets	0.2	0.2
Deferred payments on acquisitions	(0.4)	(0.4)
Purchases of short-term investments	(72.8)	(463.5)
Proceeds from sale of short-term investments	182.7	528.7
Acquisition of businesses, net of cash acquired	(249.6)	(11.4)

Net cash provided by (used for) investing activities	(177.8)	12.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	65.0	130.0
Payments on revolving credit facilities	(45.0)	(50.0)
Principal payments on term loan	(6.2)	--
Decrease in bank overdraft	--	(5.5)
Minority interest distributions	(3.1)	--
Excess tax benefits from stock based compensation	13.4	7.9
Net proceeds from issuance of stock to employees	29.1	29.3
Purchase of common stock	(58.7)	(355.4)

Net cash used for financing activities	(5.5)	(243.7)

Effect of exchange rate changes on cash and cash equivalents	0.5	0.1

Net decrease in cash and cash equivalents	(6.3)	(45.0)
Cash and cash equivalents at beginning of period	56.4	51.5

Cash and cash equivalents at end of period	$50.1	$6.5

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

        The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company’s primary disbursement accounts. The cash amount in the accompanying financial statements represents book balances excluding the effect of the uncleared checks. As of March 31, 2008 and December 31, 2007, $0.0 of uncleared checks is included in accounts payable.

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

        The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2007 annual report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

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

        The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$130.3	110.4	$1.18	$122.5	120.8	$1.01

Dilutive effect of employee stock options and awards	--	1.8		--	2.2
Effect of convertible debt, net of tax	--	2.2		--	2.3

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$130.3	114.4	$1.14	$122.5	125.3	$0.98

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,

	2008	2007

Stock options	1.4	0.6

3. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total

Balance as of December 31, 2007	$9.1	$18.5	$27.6
Cash payments and other adjustments	(3.3)	(1.6)	(4.9)

Balance as of March 31, 2008	$5.8	$16.9	$22.7

Current			$10.9
Non-current			11.8

			$22.7

4. BUSINESS ACQUISITIONS

        During the three months ended March 31, 2008, the Company acquired various laboratories and related assets for approximately $108.9 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company’s geographic reach or acquire scientific differentiation and esoteric testing capabilities.

        Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada joint venture for approximately $140.7 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario, Canada joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current minority interest of $24.1, totals $125.8 at March 31, 2008. This amount has been recorded as additional minority interest liability and as a reduction to additional paid-in capital in the accompanying consolidated financial statements.

        Net sales of the Ontario, Canada joint venture were $64.1 for the quarter ended March 31, 2008.

5. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the three-month period ended March 31, 2008 and for the year ended December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

Balance as of January 1	$1,639.5	$1,484.0
Goodwill acquired during the period	93.3	157.7
Adjustments to goodwill	(0.4)	(2.2)

Balance at end of period	$1,732.4	$1,639.5

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The components of identifiable intangible assets are as follows:

	March 31, 2008		December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$752.5	$(262.7)	$734.9	$(253.0)
Patents, licenses and technology	94.0	(48.9)	94.0	(47.1)
Non-compete agreements	32.6	(26.3)	34.4	(25.9)
Trade name	104.7	(27.9)	102.1	(26.0)
Canadian licenses	711.4	--	--	--

	$1,695.2	$(365.8)	$965.4	$(352.0)

        Amortization of intangible assets for the three month periods ended March 31, 2008 and 2007 was $13.8 and $13.3, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $42.6 for the remainder of fiscal 2008, $55.6 in fiscal 2009, $54.7 in fiscal 2010, $50.0 in fiscal 2011, $45.7 in fiscal 2012 and $369.4 thereafter.

        As of March 31, 2008, the Ontario, Canada operation has $711.4 of value assigned to the indefinite lived partnership’s Canadian licenses to conduct diagnostic testing services in the province.

6. DEBT

        Short-term borrowings and the current portion of long-term debt at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007

Zero-coupon convertible subordinated notes	$567.0	$564.4
Term loan, current	31.3	25.0
Revolving credit facility	20.0	--
Current portion of long-term debt	0.1	0.1

Total short-term borrowings and current portion of long term debt	$618.4	$589.5

        Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007

Senior notes due 2013	$352.1	$352.2
Senior notes due 2015	250.0	250.0
Term loan, non-current	462.5	475.0
Other long-term debt	0.3	0.3

Total long-term debt	$1,064.9	$1,077.5

Zero-coupon Subordinated Notes

        On April 1, 2008, the Company announced that its zero-coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero-Coupon Convertible Subordinated Notes due 2021 (“Zero-Coupon Notes”) may be converted as follows. LYONs are convertible into Common Stock of the Company at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero-Coupon Notes are convertible into cash and

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Common Stock of the Company, if any, subject to the terms of the Zero-Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent.

        In order to exercise the option to convert all or a portion of the LYONs or Zero-Coupon Notes, holders must have validly surrendered their LYONs or Zero-Coupon Notes at any time during the calendar quarter through the close of business at 5:00 p.m., New York City time, on Monday, June 30, 2008.

        There were $0.4 aggregate principal amount of LYONs outstanding at March 31, 2008, which upon conversion the Company would be required to settle in shares as described above. Should Zero-Coupon Notes be converted, the Company would be required to pay holders in cash for the accreted principal amount of the securities to be converted, with the remaining amount, if any, to be satisfied with shares of Common Stock. The shares required for settlement of the LYONs and the Zero-Coupon Notes are already included in the Company’s computation of fully diluted earnings per share.

        On March 12, 2008, the Company announced that for the period of March 12, 2008 to September 11, 2008, the LYONs will, subject to the terms of the LYONs, accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a LYON for the five trading days ended March 7, 2008, in addition to the continued accrual of the original issue discount. Similarly, the Zero-Coupon Notes will also accrue contingent cash interest over that period using the same calculation method as described for the LYONs. Contingent cash interest, which the Company has determined to be approximately $1.31 per Note, will be payable to holders of the LYONs or Zero-Coupon Notes as of the record date, which is August 27, 2008. The payment of contingent cash interest is expected to be made on September 11, 2008.

Credit Facilities

        The balances outstanding on the Company’s Term Loan Facility at March 31, 2008 and December 31, 2007 were $493.8 and $500.0, respectively. The balances outstanding on the Company’s Revolving Facility at March 31, 2008 and December 31, 2007 were $20.0 and $0.0, respectively. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon the Company’s credit rating with Standard & Poor’s Ratings Services. As of March 31, 2008, the interest rates on the Term Loan Facility and Revolving Facility were 3.4% and 3.5%, respectively. The Term Loan Facility and Revolving Facility contain certain debt covenants that require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 31, 2008.

        On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. Under the swap the Company will, on a quarterly basis, pay a fixed rate of interest (2.92%) and receive a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement. At March 31, 2008, the swap had no fair value to the Company. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation given the strong creditworthiness of the counterparty to the agreement.

7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

        The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2008.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding

Common shares at December 31, 2007	132.7	(21.7)	111.0
Common stock issued under employee stock plans	1.4	--	1.4
Surrender of restricted stock and performance share awards	--	(0.4)	(0.4)
Retirement of common stock	(0.7)	--	(0.7)

Common shares at March 31, 2008	133.4	(22.1)	111.3

Share Repurchase Program

        During the three months ended March 31, 2008, the Company purchased 0.7 shares of its common stock at a total cost of $55.7. As of March 31, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $370.1 of Company common stock.

8. INCOME TAXES

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

        At the adoption date of January 1, 2007, the Company had approximately $56.8 of total gross unrecognized income tax benefits, which included interest and penalties of $7.5.

        The gross reserves for uncertain tax positions were $55.7 and $57.0 at December 31, 2007 and March 31, 2008, respectively. It is anticipated that the amount of the unrecognized tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.8 and $11.2 as of December 31, 2007 and March 31, 2008, respectively.

        As of December 31, 2007 and March 31, 2008, $52.5 and $54.5, respectively, is the approximate amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

        The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local, and foreign income tax matters have been concluded through 2001.

9. NEW ACCOUNTING PRONOUNCEMENTS

        In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” (“SFAS 159”).  SFAS 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

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

        In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. Beginning in 2009, the Company will record acquisitions in accordance with SFAS 141(R).

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact, if any, of SFAS 161 on its consolidated financial statements.

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

        The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other healthcare providers. The Company works cooperatively to respond to appropriate requests for information. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company is also named from time to time in suits brought under the qui tam provisions of the False Claims Act. These suits typically allege that the Company has made false statements and/or certifications in connection with claims for payment from federal health care programs. They may remain under seal (hence, unknown to the Company) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Such claims are an inevitable part of doing business in the health care field today and, in the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of those qui tam matters presently known to the Company is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

        Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure, as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At March 31, 2008 and December 31, 2007, the Company had provided letters of credit aggregating approximately $104.8, primarily in connection with certain insurance programs and as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs under a customer contract. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

        Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHeathcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. During the three months ended March 31, 2008 and the year ended December 31, 2007 approximately $9.6 and $38.3, respectively, of such transition payments were billed to the Company by UnitedHealthcare and approximately $13.0 and $32.0, respectively, had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during the first quarter of 2008 and for 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $115.0. The Company is amortizing the total estimated transition costs over the life of the contract.

        At March 31, 2008, the Company was a guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a remaining term of approximately four years.

11. PENSION AND POSTRETIREMENT PLANS

        Substantially all employees of the Company are covered by a defined benefit retirement plan (the “Company Plan”). The benefits to be paid under the Company Plan are based on years of credited service and average final compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations.

        The Company has a second non-qualified defined benefit retirement plan (the “PEP”) that covers its senior management group that provides for the payment of the difference, if any, between the amount of any maximum limitation on annual benefit payments under the Employee Retirement Income Security Act of 1974 and the annual benefit that would be payable under the Company Plan but for such limitation. This plan is an unfunded plan.

         The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended March 31,

	2008	2007

Service cost for benefits earned	$5.1	$4.7
Interest cost on benefit obligation	4.3	4.0
Expected return on plan assets	(5.5)	(5.6)
Net amortization and deferral	0.6	0.6

Defined benefit plan costs	$4.5	$3.7

        For the three months ended March 31, 2008 and 2007, the Company made no contributions to its defined benefit retirement plan.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The Company has assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended March 31,

	2008	2007

Service cost for benefits earned	$0.1	$0.1
Interest cost on benefit obligation	0.7	0.7
Net amortization and deferral	(0.4)	(0.5)

Postretirement benefit expense	$0.4	$0.3

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,

	2008	2007

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$16.9	$9.6
Income taxes, net of refunds	6.3	4.4
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$(3.0)	$2.6

13. FAIR VALUE MEASUREMENTS

        In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

        SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

        1) Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

        2) Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for similar assets or liabilities in markets that are not active.

        3) Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

        The Company’s population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in millions):

Fair Value Measurements at 3/31/08 Using Fair Value Hierarchy

	Fair Value as of 3/31/08	Level 1	Level 2	Level 3

Minority interest	$149.9	$--	$149.9	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap	--	--	--	--

Total fair value of derivatives	$--	$--	$--	$--

        The minority interest is valued at its contractually determined value. The fair values for the embedded derivatives and interest rate swap are based on quoted market prices from various banks for similar instruments.

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

12.	failure to effectively integrate and/or manage newly acquired businesses and the cost related to such integration;

13.	adverse results in litigation matters;

14.	inability to attract and retain experienced and qualified personnel;

15.	failure to maintain the Company’s days sales outstanding and/or bad debt expense levels;

16.	decrease in credit ratings by Standard & Poor’s and/or Moody’s;

17.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

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

25.	liabilities that result from the inability to comply with corporate governance requirements; and

26.	significant deterioration in the economy could negatively impact the Company’s testing volumes, cash collections and the availability of credit.

GENERAL

        During the first quarter of 2008, the Company continued to strengthen its financial performance through the implementation of the Company’s strategic plan and the expansion of its national platform in routine testing. This plan continues to provide growth opportunities for the Company by building a leadership position in genomic and other advanced testing technologies primarily through internal development efforts, acquisitions and technology licensing activities.

        Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. Over a period of several years, the Company will continue to perform more of UnitedHealthcare’s testing. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. During the three months ended March 31, 2008 and the year ended December 31, 2007 approximately $9.6 and $38.3, respectively, of such transition payments were billed to the Company by UnitedHealthcare and approximately $13.0 and $32.0, respectively, had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during the first quarter of 2008 and for 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $115.0. The Company is amortizing the total estimated transition costs over the life of the contract.

        Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada joint venture for approximately $140.7 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario, Canada joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current minority interest of $24.1, totals $125.8 at March 31, 2008. This amount has been recorded as additional minority interest liability and as a reduction to additional paid-in capital in the condensed consolidated financial statements.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2008 compared with three months ended March 31, 2007

        Effective January 1, 2008, the Company began consolidating the results of its Ontario, Canada joint venture (see note 4. “Business Acquisitions”). Certain analysis of the Company’s operating results below, is provided, excluding the impact of this consolidation, in order to facilitate comparison with the prior period’s results.

        Net sales for the three months ended March 31, 2008 were $1,103.2, an increase of $104.5, or approximately 10.5%, from $998.7 for the comparable 2007 period. The sales increase is primarily due to including $64.1 of revenue from the Ontario, Canada operation and an increase, excluding the Ontario, Canada operation, of 1.6% in accession volume and 2.5% in price.

        Cost of sales, which includes primarily laboratory and distribution costs, was $632.7 for the three months ended March 31, 2008 compared to $577.0 in the corresponding 2007 period, an increase of $55.7, or 9.7%. Excluding the Ontario, Canada operation, cost of sales as a percentage of net sales was 58.1% for the three months ended March 31, 2008 and 57.8% in the corresponding 2007 period. As a percentage of sales, the increase in cost of sales was primarily due to the Company’s increase in patient service centers and other customer service infrastructure through the second quarter of 2007, along with increases in cost of materials due to shifts in the Company’s test mix.

        Selling, general and administrative expenses increased to $215.6 for the three months ended March 31, 2008 from $205.0 in the same period in 2007. Excluding the Ontario, Canada operation, selling, general and administrative expenses as a percentage of net sales were 19.8% and 20.5% for the three months ended March 31, 2008 and 2007, respectively. This decrease in selling, general and administrative expenses as a percentage of net sales is the result of a continued focus on controlling costs. Bad debt expense increased to 5.0% of net sales as compared with 4.8% in the comparable 2007 period due to higher patient deductibles and co-insurance, combined with the impact the Company believes the economy is having on the collectibility of those balances.

        The amortization of intangibles and other assets was $13.8 and $13.3 for the three months ended March 31, 2008 and 2007, respectively. The increase in the amortization of intangibles reflects certain acquisitions closed during 2008 and 2007.

        Interest expense was $19.9 for the three months ended March 31, 2008, compared with $12.6 for the same period in 2007. The increase in interest expense was primarily driven by borrowings under the five-year, $500 Term Loan Facility in October 2007.

        Income from investments in joint venture partnerships was $4.4 for the three months ended March 31, 2008, compared with $16.4 for the same period in 2007. This income represents the Company’s ownership share in joint venture partnerships. During 2007, a significant portion of this income was derived from investments in Ontario and Alberta, Canada, and was earned in Canadian dollars. Effective January 1, 2008, the income from the Ontario, Canada operation is included in the consolidated operating results of the Company, which is the primary reason for the lower income from investments in joint venture partnerships in 2008.

        The provision for income taxes as a percentage of earnings before taxes was 41.3% for the three months ended March 31, 2008, compared to 41.4% for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

        The Company’s operations provided $176.5 and $185.8 of cash, net of $13.0 and $0.0 in transition payments to UnitedHealthcare, for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash flows primarily resulted from the transition payments made to UnitedHealthcare.

        Capital expenditures were $37.9 and $40.8 for the three months ended March 31, 2008 and 2007, respectively. The Company expects capital expenditures of approximately $120 to $140 in 2008. The Company will continue to make important investments in our business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

        On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. Under the swap the Company will, on a quarterly basis, pay a fixed rate of interest (2.92%) and receive a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement. At March 31, 2008, the swap had no fair value to the Company. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation given the strong creditworthiness of the counterparty to the agreement.

        At March 31, 2008, the Company has provided letters of credit aggregating approximately $104.8, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s contract with UnitedHealthcare. The UnitedHealthcare contract requires that the Company provide a $50.0 letter of credit, as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs during the first three years of the contract. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

        During the three months ended March 31, 2008, the Company repurchased $55.7 of stock representing 0.7 shares. As of March 31, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $370.1 of Company common stock.

        The Company had a $68.2 and $66.5 reserve for unrecognized tax benefits, including interest and penalties, at March 31, 2008 and December 31, 2007, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively.

        Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

        On April 1, 2008, the Company announced that its zero-coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero-Coupon Convertible Subordinated Notes due 2021 (“Zero-Coupon Notes”) may be converted as follows. LYONs are convertible into Common Stock of the Company at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero-Coupon Notes are convertible into cash (for the accreted amount of the securities to be converted) and Common Stock of the Company, if any, (for any remaining amount greater than the accreted amount) subject to the terms of the Zero-Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent.

        On March 12, 2008, the Company announced that for the period of March 12, 2008 to September 11, 2008, the LYONs will, subject to the terms of the LYONs, accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a LYON for the five trading days ended March 7, 2008, in addition to the continued accrual of the original issue discount. Similarly, the Zero-Coupon Notes will also accrue contingent cash interest over that period using the same calculation method as described for the LYONs. Contingent cash interest, which the Company has determined to be approximately $1.31 per Note, will be payable to holders of the LYONs or Zero-Coupon Notes as of the record date, which is August 27, 2008. The payment of contingent cash interest is expected to be made on September 11, 2008.

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

ITEM 4. Controls and Procedures

        As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings See Note 10 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2008, which is incorporated by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I-Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

        The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2008, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares (Cumulative) Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

January 1 - January 31	0.4	$74.85	0.4	$392.0
February 1 - February 29	0.3	77.14	0.3	370.1
March 1 - March 31	--	--	--	370.1

	0.7	$75.73	0.7

        As of March 31, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $370.1 of Company common stock.

Item 6.	Exhibits
(a)	Exhibits
12.1*	- Ratio of earnings to fixed charges
31.1*	- Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	- Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	- Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

April 28, 2008