Form 10-Q
period 2008-08-04
LABORATORY CORP OF AMERICA HOLDINGS
filed 2008-08-04
CIK 920148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number	1-11353

LABORATORY CORPORATION OF

AMERICA HOLDINGS

(Exact name of registrant as specified in its charter)

Delaware	13-3757370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

358 South Main Street,
Burlington, North Carolina	27215
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 336-229-1127

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

The number of shares outstanding of the issuer’s common stock is 111.2 million shares, net of treasury stock as of July 29, 2008.

                                                                                             INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

Condensed Consolidated Statements of Operations
Three and six month periods ended June 30, 2008 and 2007

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six months ended June 30, 2008 and 2007

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2008 and 2007

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4	Submission of Matters to a Vote of Security Holders

Item 6	Exhibits

PART I – FINANCIAL INFORMATION

Item 1.	–	Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$155.3	$56.4
Short-term investments	--	109.9
Accounts receivable, net of allowance for doubtful accounts of
$150.6 and $92.5 at June 30, 2008 and December 31, 2007,
respectively	675.7	623.2
Supplies inventories	85.0	80.4
Prepaid expenses and other	56.9	67.6
Deferred income taxes	14.6	--

Total current assets	987.5	937.5

Property, plant and equipment, net	483.5	439.2
Goodwill, net	1,713.6	1,639.5
Intangible assets, net	1,355.9	613.4
Investments in joint venture partnerships	74.0	683.0
Other assets, net	73.1	55.6

Total assets	$4,687.6	$4,368.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$152.6	$134.2
Accrued expenses and other	282.9	239.6
Deferred income taxes	--	4.6
Short term borrowings and current portion of long-term debt	607.5	589.5

Total current liabilities	1,043.0	967.9

Long-term debt, less current portion	1,052.2	1,077.5
Deferred income taxes and other tax liabilities	546.8	506.8
Other liabilities	97.1	90.7

Total liabilities	2,739.1	2,642.9

Commitments and contingent liabilities	--	--
Minority interest	146.8	--

Shareholders' equity:
Common stock, 111.3 and 111.0 shares outstanding at
June 30, 2008 and December 31, 2007, respectively	13.2	13.2
Additional paid-in capital	126.5	245.5
Retained earnings	2,478.2	2,243.7
Less common stock held in treasury	(929.8)	(897.1)
Accumulated other comprehensive earnings	113.6	120.0

Total shareholders' equity	1,801.7	1,725.3

Total liabilities and shareholders' equity	$4,687.6	$4,368.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net sales	$1,147.8	$1,043.1	$2,251.0	$2,041.8
Cost of sales	656.0	601.1	1,288.7	1,178.1

Gross profit	491.8	442.0	962.3	863.7

Selling, general and
administrative expenses	266.0	209.1	481.6	414.1
Amortization of intangibles and
other assets	14.6	13.4	28.4	26.7
Restructuring and other
special charges	16.0	7.0	16.0	7.0

Operating income	195.2	212.5	436.3	415.9

Other income (expenses):
Interest expense	(17.3)	(12.6)	(37.2)	(25.2)
Income from joint venture
partnerships, net	3.6	19.3	8.0	35.7
Investment income	0.6	0.7	1.1	2.8
Other, net	(0.7)	(0.5)	(1.3)	(0.9)

Earnings before minority interest
and income taxes	181.4	219.4	406.9	428.3
Minority interest	(3.6)	--	(7.2)	--

Earnings before income taxes	177.8	219.4	399.7	428.3

Provision for income taxes	73.6	90.7	165.2	177.1

Net earnings	$104.2	$128.7	$234.5	$251.2

Basic earnings per
common share	$0.94	$1.10	$2.12	$2.11

Diluted earnings per
common share	$0.92	$1.05	$2.06	$2.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2006	$14.4	$1,027.7	$1,767.9	$(891.6)	$58.7	$1,977.1
Comprehensive earnings:
Net earnings	--	--	251.2	--	--	251.2
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	54.5	54.5
Tax effect of other comprehensive earnings adjustments	--	--	--	--	(21.4)	(21.4)

Comprehensive earnings						284.3
Issuance of common stock under employee stock plans	0.1	44.8	--	--	--	44.9
Surrender of restricted stock awards	--	--	--	(5.4)	--	(5.4)
Adoption of FIN 48	--	0.5	(1.0)	--	--	(0.5)
Conversion of zero-coupon convertible debt	--	0.4	--	--	--	0.4
Stock compensation	--	17.3	--	--	--	17.3
Income tax benefit from stock options exercised	--	17.4	--	--	--	17.4
Purchase of common stock	(0.6)	(408.9)	--	--	--	(409.5)

BALANCE AT JUNE 30, 2007	$13.9	$699.2	$2,018.1	$(897.0)	$91.8	$1,926.0

BALANCE AT DECEMBER 31, 2007	$13.2	$245.5	$2,243.7	$(897.1)	$120.0	$1,725.3
Comprehensive earnings:
Net earnings	--	--	234.5	--	--	234.5
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	(19.8)	(19.8)
Interest rate swap adjustments	--	--	--	--	9.1	9.1
Tax effect of other comprehensive earnings adjustments	--	--	--	--	4.3	4.3

Comprehensive earnings						228.1
Issuance of common stock under employee stock plans	0.1	36.1	--	--	--	36.2
Surrender of restricted stock awards and performance shares	--	--	--	(32.7)	--	(32.7)
Conversion of zero-coupon convertible debt	--	0.1	--	--	--	0.1
Stock compensation	--	17.9	--	--	--	17.9
Value of minority interest put	--	(123.0)	--	--	--	(123.0)
Income tax benefit from stock options exercised	--	16.3	--	--	--	16.3
Purchase of common stock	(0.1)	(66.4)	--		--	(66.5)

BALANCE AT JUNE 30, 2008	$13.2	$126.5	$2,478.2	$(929.8)	$113.6	$1,801.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$234.5	$251.2
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	88.3	79.9
Stock compensation	17.9	17.3
Loss on sale of assets	0.5	0.5
Accreted interest on zero-coupon
subordinated notes	5.6	5.5
Cumulative earnings in excess of distribution
from joint venture partnerships	(0.9)	(7.6)
Deferred income taxes	16.6	3.0
Minority interest	7.2	--
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable (net)	(11.3)	(92.9)
(Increase) decrease in inventories	(2.0)	2.6
Decrease in prepaid expenses and other	11.9	9.2
Increase in accounts payable	11.1	32.2
(Decrease) increase in accrued expenses and other	(8.2)	38.0

Net cash provided by operating activities	371.2	338.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78.9)	(73.0)
Proceeds from sale of assets	0.3	0.2
Deferred payments on acquisitions	(2.4)	(0.9)
Purchases of short-term investments	(72.8)	(710.4)
Proceeds from sale of short-term investments	182.7	802.6
Acquisition of licensing technology	(0.6)	(0.4)
Acquisition of businesses, net of cash acquired	(265.8)	(20.1)

Net cash used for investing activities	(237.5)	(2.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	65.0	130.0
Payments on revolving credit facilities	(65.0)	(130.0)
Principal payments on term loan	(12.5)	--
Decrease in bank overdraft	--	(30.4)
Minority interest distributions	(7.7)	--
Excess tax benefits from stock based compensation	14.0	12.7
Net proceeds from issuance of stock to employees	36.2	44.9
Purchase of common stock	(65.0)	(407.1)

Net cash used for financing activities	(35.0)	(379.9)

Effect of exchange rate changes on cash and cash equivalents	0.2	--

Net increase (decrease) in cash and cash equivalents	98.9	(43.0)
Cash and cash equivalents at beginning of period	56.4	51.5

Cash and cash equivalents at end of period	$155.3	$8.5

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

The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company’s primary disbursement accounts. The cash amount in the accompanying financial statements represents book balances excluding the effect of the uncleared checks. As of June 30, 2008 and December 31, 2007, $0.0 of uncleared checks is included in accounts payable.

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

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows and financial position. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,

	2008			2007			2008			2007

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$104.2	111.1	$0.94	$128.7	117.2	$1.10	$234.5	110.7	$2.12	$251.2	119.0	$2.11

Dilutive effect of employee stock plans and awards	--	0.8		--	2.0		--	1.3		--	2.1
Effect of convertible debt, net of tax	--	1.8		--	2.8		--	1.8		--	2.8

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$104.2	113.7	$0.92	$128.7	122.0	$1.05	$234.5	113.8	$2.06	$251.2	123.9	$2.03

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Stock options	2.3	1.4	1.9	1.0

3. RESTRUCTURING CHARGES

During the second quarter of 2008, the Company recorded restructuring charges of $16.0 primarily related to the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and equipment. Of this amount, $6.5 related to severance and other employee costs for employees primarily in branch operations, divisional billing and management functions, and $9.5 related to contractual obligations associated with leased facilities and equipment.

During the second quarter of 2007, the Company recorded restructuring charges of $7.0 primarily related to the closure of redundant facilities. The majority of these costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $2.4 related to employee severance benefits for employees primarily in technical, service and management functions, $3.7 related to contractual obligations associated with leased facilities and equipment, and $0.9 related to settlement of a preacquisition employment liability.

4. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total

Balance as of December 31, 2007	$9.1	$18.5	$27.6
Restructuring charges	6.5	9.5	16.0
Cash payments and other adjustments	(6.1)	(3.8)	(9.9)

Balance as of June 30, 2008	$9.5	$24.2	$33.7

Current			$17.1
Non-current			16.6

			$33.7

5. BAD DEBT EXPENSE

During the three months ended June 30, 2008, the Company recorded a $45.0 increase in its provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased due to the impact of the economy, higher patient deductibles and co-payments, and recent acquisitions on the collectibility of accounts receivable balances.

6. BUSINESS ACQUISITIONS

During the six months ended June 30, 2008, the Company acquired various laboratories and related assets for approximately $124.9 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company’s geographic reach or acquire scientific differentiation and esoteric testing capabilities.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

        Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current minority interest of $23.8, totals $123.0 at June 30, 2008. This amount has been recorded as additional minority interest liability and as a reduction to additional paid-in capital in the accompanying consolidated financial statements.

Net sales of the Ontario joint venture were $131.1 and $67.0 for the six months and three months ended June 30, 2008, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2008 and for the year ended December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007

Balance at beginning of period	$1,639.5	$1,484.0
Goodwill acquired during the period	75.2	157.7
Adjustments to goodwill	(1.1)	(2.2)

Balance at end of period	$1,713.6	$1,639.5

The components of identifiable intangible assets are as follows:

	June 30, 2008		December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$778.1	$(273.1)	$734.9	$(253.0)
Patents, licenses and technology	94.6	(50.7)	94.0	(47.1)
Non-compete agreements	33.4	(26.9)	34.4	(25.9)
Trade name	115.3	(29.7)	102.1	(26.0)
Canadian licenses	714.9	--	--	--

	$1,736.3	$(380.4)	$965.4	$(352.0)

Amortization of intangible assets for the six month and three month periods ended June 30, 2008 was $28.4 and $14.6, respectively, and $26.7 and $13.4 for the six month and three month periods ended June 30, 2007, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $28.8 for the remainder of fiscal 2008, $56.9 in fiscal 2009, $56.0 in fiscal 2010, $51.3 in fiscal 2011, $46.9 in fiscal 2012 and $401.1 thereafter.

As of June 30, 2008, the Ontario operation has $714.9 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

8. DEBT

Short-term borrowings and the current portion of long-term debt at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007

Zero-coupon convertible subordinated notes	$569.9	$564.4
Term loan, current	37.5	25.0
Current portion of long-term debt	0.1	0.1

Total short-term borrowings and current portion of long term debt	$607.5	$589.5

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007

Senior notes due 2013	$351.9	$352.2
Senior notes due 2015	250.0	250.0
Term loan, non-current	450.0	475.0
Other long-term debt	0.3	0.3

Total long-term debt	$1,052.2	$1,077.5

Zero-coupon Subordinated Notes

On July 1, 2008, the Company announced that its zero-coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero-Coupon Convertible Subordinated Notes due 2021 (“Zero-Coupon Notes”) are currently convertible. LYONs are convertible into Common Stock of the Company at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero-Coupon Notes are convertible into cash and Common Stock of the Company, if any, subject to the terms of the Zero-Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent.

In order to exercise the option to convert all or a portion of the LYONs or Zero-Coupon Notes, holders must validly surrender their LYONs or Zero-Coupon Notes at any time during the calendar quarter through the close of business at 5:00 p.m., New York City time, on Tuesday, September 30, 2008.

There were $0.4 aggregate principal amount of LYONs outstanding at June 30, 2008, which upon conversion the Company would be required to settle in shares as described above. Should Zero-Coupon Notes be converted, the Company would be required to pay holders in cash for the accreted principal amount of the securities to be converted, with the remaining amount, if any, to be satisfied with shares of Common Stock. The shares required for settlement of the LYONs and the Zero-Coupon Notes are already included in the Company’s computation of fully diluted earnings per share.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

Credit Facilities

The balances outstanding on the Company’s Term Loan Facility at June 30, 2008 and December 31, 2007 were $487.5 and $500.0, respectively. There were no balances outstanding on the Company’s Revolving Facility at June 30, 2008 and December 31, 2007. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The Term Loan Facility and Revolving Facility contain certain debt covenants that require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of June 30, 2008.

On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. Under the swap the Company will, on a quarterly basis, pay a fixed rate of interest (2.92%) and receive a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was an asset of $9.1 at June 30, 2008 and is included in other assets, net in the consolidated balance sheet. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation given the strong creditworthiness of the counterparty to the agreement.

As of June 30, 2008, the interest rates on the Term Loan Facility and Revolving Facility were 3.67% and 3.23%, respectively.

9. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2008.

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding

Common shares at December 31, 2007	132.7	(21.7)	111.0
Common stock issued under employee stock plans	1.6	--	1.6
Surrender of restricted stock and performance share awards	--	(0.4)	(0.4)
Retirement of common stock	(0.9)	--	(0.9)

Common shares at June 30, 2008	133.4	(22.1)	111.3

Share Repurchase Program

During the six months ended June 30, 2008, the Company purchased 0.9 shares of its common stock at a total cost of $66.5. As of June 30, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $359.3 of Company common stock.

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

The gross reserves for uncertain tax positions were $55.7 and $59.0 at December 31, 2007 and June 30, 2008, respectively. It is anticipated that the amount of the unrecognized tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.8 and $12.7 as of December 31, 2007 and June 30, 2008, respectively.

As of December 31, 2007 and June 30, 2008, $52.5 and $56.5, respectively, is the approximate amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local, and foreign income tax matters have been concluded through 2002 and 2001, respectively.

11. NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact, if any, of SFAS 161 on its consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the impact the adoption of this statement could have on its consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. APB 14-1 impacts the Company’s zero-coupon subordinated notes, and will require that additional interest expense essentially equivalent to the portion of issuance proceeds retroactively allocated to the instrument’s equity component be recognized over the period from the zero-coupon subordinated notes’ issuance in 2001 through September 2004 (the first date holders of these notes had the ability to put them back to the Company). The Company has evaluated the impact of APB 14-1 and anticipates that its retrospective application will have no impact on results of operations for periods following 2004, but will result in an increase in opening additional paid-in capital and a corresponding decrease in opening retained earnings, net of deferred tax impacts, on post-2004 consolidated balance sheets.

12. COMMITMENTS AND CONTINGENCIES

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

Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure, as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At June 30, 2008 and December 31, 2007, the Company had provided letters of credit aggregating approximately $104.8, primarily in connection with certain insurance programs and as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs under a customer contract. The C

Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. Since the inception of this agreement, approximately $57.0 of such transition payments were billed to the Company by UnitedHealthcare and approximately $53.5 had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during the first half of 2008 and for 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $115.0. The Company is amortizing the total estimated transition costs over the life of the contract.

At June 30, 2008, the Company was a guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a remaining term of approximately four years.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Service cost for benefits earned	$5.1	$4.8	$10.2	$9.5
Interest cost on benefit obligation	4.3	4.0	8.6	8.0
Expected return on plan assets	(5.6)	(5.7)	(11.1)	(11.3)
Net amortization and deferral	0.8	0.6	1.4	1.2

Defined benefit plan costs	$4.6	$3.7	$9.1	$7.4

For the six months ended June 30, 2008 and 2007, the Company made no contributions to its defined benefit retirement plan.

The Company has assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Service cost for benefits earned	$0.1	$0.2	$0.2	$0.3
Interest cost on benefit obligation	0.6	0.6	1.3	1.3
Net amortization and deferral	(0.4)	(0.5)	(0.8)	(1.0)

Postretirement benefit expense	$0.3	$0.3	$0.7	$0.6

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,

	2008	2007

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$28.6	$17.5
Income taxes, net of refunds	80.6	140.4
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$1.5	$2.4

15. FAIR VALUE MEASUREMENTS

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

The Company’s population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in millions):

		Fair Value Measurements at 6/30/08 Using Fair Value Hierarchy

	Fair Value as of 6/30/08	Level 1	Level 2	Level 3

Minority interest put	$146.8	$--	$146.8	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap	9.1	--	9.1	--

Total fair value of derivatives	$9.1	$--	$9.1	$--

The minority interest put is valued at its contractually determined value. The fair values for the embedded derivatives and interest rate swap are based on quoted market prices from various banks for similar instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

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

4.	failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act, which may result in penalties and loss of licensure;

5.	failure to comply with HIPAA, including the failure to meet new National Provider Identifier (“NPI”) requirements, which could result in denial of claims and/or significant fines;

6.

failure of third-party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, (including a NPI), which could result in an interruption in the Company’s cash flow;

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

22.	failure of the Company’s financial information systems resulting in failure to meet required financial reporting deadlines;

23.	failure of the Company’s disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

24.	business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters and terrorism or other criminal acts;

25.	liabilities that result from the inability to comply with corporate governance requirements; and

26.	significant deterioration in the economy could negatively impact the Company’s testing volumes, cash collections and the availability of credit for general liquidity or other financing needs.

GENERAL

During the first six months of 2008, the Company continued to strengthen its financial performance through the implementation of the Company’s strategic plan and the expansion of its national platform. This plan continues to provide growth opportunities for the Company by building a leadership position in genomic and other advanced testing technologies primarily through internal development efforts, acquisitions and technology licensing activities.

Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. Over a period of several years, the Company will continue to perform more of UnitedHealthcare’s testing. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. Since the inception of this agreement, approximately $57.0 of such transition payments were billed to the Company by UnitedHealthcare and approximately $53.5 had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during the first half of 2008 and for 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $115.0. The Company is amortizing the total estimated transition costs over the life of the contract.

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current minority interest of $23.8, totals $123.0 at June 30, 2008. This amount has been recorded as additional minority interest liability and as a reduction to additional paid-in capital in the condensed consolidated financial statements.

RESULTS OF OPERATIONS (dollars in millions)

Effective January 1, 2008, the Company began consolidating the results of its Ontario joint venture (see note 6. “Business Acquisitions”). Certain analysis of the Company’s operating results is provided below, excluding the impact of this consolidation, in order to facilitate comparison with the prior period’s results.

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Net sales for the three months ended June 30, 2008 were $1,147.8, an increase of $104.7, or approximately 10.0%, from $1,043.1 for the comparable 2007 period. The sales increase is primarily due to including $67.0 of revenue from the Ontario operation and increases, excluding the Ontario operation, of 1.3% in accession volume and 2.3% in price.

Cost of sales, which includes primarily laboratory and distribution costs, was $656.0 for the three months ended June 30, 2008, compared to $601.1 in the corresponding 2007 period, an increase of $54.9, or 9.1%. Excluding the Ontario operation, cost of sales as a percentage of net sales was 57.8% for the three months ended June 30, 2008, and 57.6% in the corresponding 2007 period. The increase in cost of sales as a percentage of net sales is primarily due to increases in the costs of materials, which is caused by shifts in the Company’s test mix.

Selling, general and administrative expenses increased to $266.0 for the three months ended June 30, 2008 from $209.1 in the same period in 2007. Excluding the Ontario operation, selling, general and administrative expenses as a percentage of net sales were 23.6% and 20.0% for the three months ended June 30, 2008 and 2007, respectively. Bad debt expense increased to 8.9% of net sales as compared with 4.8% in the comparable 2007 period due to an increase of $45.0 in the Company’s provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased due to the impact of the economy, higher patient deductibles and co-payments, and recent acquisitions on the collectibility of accounts receivable balances. Excluding this increase in the provision for doubtful accounts and the Ontario operation, selling, general and administrative expenses as a percentage of sales were 19.5% and 20.0% for the three months ended June 30, 2008 and 2007, respectively.

Amortization of intangibles and other assets was $14.6 and $13.4 for the three months ended June 30, 2008 and 2007, respectively. The increase in the amortization of intangibles reflects certain acquisitions closed during 2008 and 2007.

During the three months ended June 30, 2008, the Company recorded restructuring charges of $16.0 primarily related to the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and equipment. Of this amount, $6.5 related to severance and other employee costs for employees primarily in branch operations, divisional billing and management functions, and $9.5 related to contractual obligations associated with leased facilities and equipment. These restructuring initiatives are expected to provide annualized cost savings of approximately $11.0.

During the three months ended June 30, 2007, the Company recorded restructuring charges of $7.0 primarily related to the closure of redundant facilities. The majority of these costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $2.4 related to employee severance benefits for employees primarily in technical, service and management functions, $3.7 related to contractual obligations associated with leased facilities and equipment, and $0.9 related to settlement of a preacquisition liability.

Interest expense was $17.3 for the three months ended June 30, 2008, compared with $12.6 for the same period in 2007. The increase in interest expense was primarily driven by borrowings under the five-year, $500.0 Term Loan Facility in October 2007.

Income from investments in joint venture partnerships was $3.6 for the three months ended June 30, 2008, compared with $19.3 for the same period in 2007. This income represents the Company’s ownership share in joint venture partnerships. During 2007, a significant portion of this income was derived from investments in Ontario and Alberta, Canada, and was earned in Canadian dollars. Effective January 1, 2008, the income from the Ontario operation is included in the consolidated operating results of the Company, which is the primary reason for the lower income from investments in joint venture partnerships in 2008.

The provision for income taxes as a percentage of earnings before taxes was 41.4% for the three months ended June 30, 2008, compared to 41.3% for the three months ended June 30, 2007.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Net sales for the six months ended June 30, 2008 were $2,251.0, an increase of $209.2, or approximately 10.2%, from $2,041.8 for the comparable 2007 period. The sales increase is primarily due to including $131.1 of revenue from the Ontario operation and increases, excluding the Ontario operation, of 1.4% in accession volume and 2.4% in price.

Cost of sales, which includes primarily laboratory and distribution costs, was $1,288.7 for the six months ended June 30, 2008 compared to $1,178.1 in the corresponding 2007 period, an increase of $110.6, or 9.4%. Excluding the Ontario operation, cost of sales as a percentage of net sales was 57.9% for the six months ended June 30, 2008 and 57.7% in the corresponding 2007 period. The increase in cost of sales as a percentage of net sales is primarily due to increases in the costs of materials, which is caused by shifts in the Company’s test mix.

Selling, general and administrative expenses increased to $481.6 for the six months ended June 30, 2008 from $414.1 in the same period in 2007. Excluding the Ontario operation, selling, general and administrative expenses as a percentage of net sales were 21.7% and 20.3% for the six months ended June 30, 2008 and 2007, respectively. Bad debt expense increased to 7.0% of net sales as compared with 4.8% in the comparable 2007 period due to an increase of $45.0 in the Company’s provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased in the second quarter due to the impact of the economy, higher patient deductibles and co-payments, and recent acquisitions on the collectibility of accounts receivable balances. Excluding this increase in the provision for doubtful accounts and the Ontario operation, selling, general and administrative expenses as a percentage of sales were 19.6% and 20.3% for the six months ended June 30, 2008 and 2007, respectively.

Amortization of intangibles and other assets was $28.4 and $26.7 for the six months ended June 30, 2008 and 2007, respectively. The increase in the amortization of intangibles reflects certain acquisitions closed during 2008 and 2007.

Interest expense was $37.2 for the six months ended June 30, 2008, compared with $25.2 for the same period in 2007. The increase in interest expense was primarily driven by borrowings under the five-year, $500.0 Term Loan Facility in October 2007.

Income from investments in joint venture partnerships was $8.0 for the six months ended June 30, 2008, compared with $35.7 for the same period in 2007. This income represents the Company’s ownership share in joint venture partnerships. During 2007, a significant portion of this income was derived from investments in Ontario and Alberta, Canada, and was earned in Canadian dollars. Effective January 1, 2008, the income from the Ontario operation is included in the consolidated operating results of the Company, which is the primary reason for the lower income from investments in joint venture partnerships in 2008.

The provision for income taxes as a percentage of earnings before taxes was 41.3% for the six months ended June 30, 2008, compared to 41.3% for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company’s operations provided $371.2 and $338.9 of cash, net of $21.5 and $5.4 in transition payments to UnitedHealthcare, for the six months ended June 30, 2008 and 2007, respectively. The increase in cash flows primarily resulted from lower payments for income taxes of $59.8 ($80.6 in 2008 as compared with $140.4 in 2007).

Capital expenditures were $78.9 and $73.0 for the six months ended June 30, 2008 and 2007, respectively. The Company expects capital expenditures of approximately $140.0 to $160.0 in 2008. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. Under the swap the Company will, on a quarterly basis, pay a fixed rate of interest (2.92%) and receive a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was an asset of $9.1 at June 30, 2008 and is included in other assets, net in the consolidated balance sheet. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation given the strong creditworthiness of the counterparty to the agreement.

At June 30, 2008, the Company has provided letters of credit aggregating approximately $104.8, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s contract with UnitedHealthcare. The UnitedHealthcare contract requires that the Company provide a $50.0 letter of credit, as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs incurred during the first three years of the contract. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are expected to be renewed annually, around mid-year.

During the six months ended June 30, 2008, the Company repurchased $66.5 of stock representing 0.9 shares. As of June 30, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $359.3 of Company common stock.

The Company had a $71.7 and $66.5 reserve for unrecognized tax benefits, including interest and penalties, at June 30, 2008 and December 31, 2007, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively.

Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

On July 1, 2008, the Company announced that its zero-coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero-Coupon Convertible Subordinated Notes due 2021 (“Zero-Coupon Notes”) are currently convertible. LYONs are convertible into Common Stock of the Company at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero-Coupon Notes are convertible into cash (for the accreted amount of the securities to be converted - $569.9 at June 30, 2008) and Common Stock of the Company, if any, (for any remaining amount greater than the accreted amount) subject to the terms of the Zero-Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent. The LYONs and the Zero-Coupon Notes are convertible at any time during the calendar quarter through the close of business at 5:00 p.m., New York City time, on Tuesday, September 30, 2008.

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

Minority Interest Put

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current minority interest of $23.8, totals $123.0 at June 30, 2008. This amount has been recorded as additional minority interest liability and as a reduction to additional paid-in capital in the accompanying consolidated financial statements.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2008, which is incorporated by reference.

Item 1A     Risk Factors

Information regarding risk factors appears in Part I-Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended June 30, 2008, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares (Cumulative) Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

April 1 - April 30	--	$--	--	$370.1
May 1 - May 31	--	--	--	370.1
June 1 - June 30	0.2	69.90	0.2	359.3

	0.2	$69.90	0.2

At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. As of June 30, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $359.3 of Company common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information reflects voting activity for the Company’s Annual Meeting of Stockholders held on May 7, 2008:

Total outstanding shares of Laboratory Corporation of America Holdings:	110,872,925

(excludes 21,636,957 non-voting Treasury shares)

Total shares voted:	96,316,952

Votes	Votes	Votes
For	Against	Abstained

Election of the members

of the Board of Directors:

Thomas P. Mac Mahon	94,380,391	1,127,636	808,925
Kerrii B. Anderson	94,341,857	1,169,486	805,610
Jean-Luc Bélingard	69,999,524	25,498,583	818,844
David P. King	94,431,396	1,082,520	803,035

Wendy E. Lane	92,648,003	2,864,048	804,900
Robert E. Mittelstaedt, Jr.	93,040,205	2,472,108	804,638
Arthur H. Rubenstein, MBBCh	94,829,362	684,325	803,264
Bradford T. Smith	94,374,635	1,139,029	803,287
M. Keith Weikel	94,427,046	1,083,845	806,061
R. Sanders Williams, M.D.	91,991,411	3,522,440	803,101

Votes	Votes	Votes
For	Against	Abstained

Approval of the

Company’s Management

Incentive Bonus Plan:	92,744,334	2,700,504	872,222

Votes	Votes	Votes	Broker
For	Against	Abstained	Non-Votes

Approval of the Company’s

2008 Stock Incentive Plan:	75,574,508	7,614,139	853,018	12,275,287

Votes	Votes	Votes	Broker
For	Against	Abstained	Non-Votes

Approval of an Amendment to the

Company’s 1997 Employee Stock

Purchase Plan to extend the termination

date of the plan from December 31,

2008 to December 31, 2012:	81,674,375	1,536,607	830,683	12,276,287

Votes	Votes	Votes
For	Against	Abstained

Ratification of the Audit Committee’s

appointment of PricewaterhouseCoopers

LLP as the Company’s independent

registered public accounting firm for

the year ending December 31, 2008	95,026,070	471,092	819,790

Item 6.	Exhibits

(a)	Exhibits
12.1*	-	Ratio of earnings to fixed charges
31.1*	-	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	-	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32* -	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

August 4, 2008