Form 10-Q
period 2008-11-03
LABORATORY CORP OF AMERICA HOLDINGS
filed 2008-11-04
CIK 920148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number	1-11353

LABORATORY CORPORATION OF

AMERICA HOLDINGS

(Exact name of registrant as specified in its charter)

Delaware	13-3757370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

358 South Main Street,
Burlington, North Carolina	27215
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 108.0 million shares, net of treasury stock as of October 29, 2008.

                                                                                             INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

Condensed Consolidated Statements of Operations
Three and nine month periods ended September 30, 2008 and 2007

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine months ended September 30, 2008 and 2007

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2008 and 2007

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$49.4	$56.4
Short-term investments	--	109.9
Accounts receivable, net of allowance for doubtful accounts of
$164.4 and $92.5 at September 30, 2008 and December 31,
2007, respectively	663.1	623.2
Supplies inventories	87.4	80.4
Prepaid expenses and other	62.1	67.6
Deferred income taxes	22.9	--

Total current assets	884.9	937.5

Property, plant and equipment, net	493.6	439.2
Goodwill, net	1,765.9	1,639.5
Intangible assets, net	1,330.1	613.4
Investments in joint venture partnerships	73.6	683.0
Other assets, net	72.7	55.6

Total assets	$4,620.8	$4,368.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$154.1	$134.2
Accrued expenses and other	281.5	239.6
Deferred income taxes	--	4.6
Short term borrowings and current portion of long-term debt	687.3	589.5

Total current liabilities	1,122.9	967.9

Long-term debt, less current portion	1,039.6	1,077.5
Deferred income taxes and other tax liabilities	558.3	506.8
Other liabilities	99.1	90.7

Total liabilities	2,819.9	2,642.9

Commitments and contingent liabilities	--	--
Minority interest	140.8	--

Shareholders' equity:
Common stock, 108.0 and 111.0 shares outstanding at
September 30, 2008 and December 31, 2007, respectively	12.8	13.2
Additional paid-in capital	--	245.5
Retained earnings	2,481.9	2,243.7
Less common stock held in treasury	(929.8)	(897.1)
Accumulated other comprehensive earnings	95.2	120.0

Total shareholders' equity	1,660.1	1,725.3

Total liabilities and shareholders' equity	$4,620.8	$4,368.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net sales	$1,135.1	$1,020.6	$3,386.1	$3,062.4
Cost of sales	673.5	598.5	1,962.2	1,776.6

Gross profit	461.6	422.1	1,423.9	1,285.8

Selling, general and
administrative expenses	227.1	198.0	708.7	612.1
Amortization of intangibles and
other assets	14.6	13.9	43.0	40.6
Restructuring and other
special charges	17.7	31.3	33.7	38.3

Operating income	202.2	178.9	638.5	594.8

Other income (expenses):
Interest expense	(16.8)	(12.6)	(54.0)	(37.8)
Income from joint venture
partnerships, net	3.7	20.9	11.7	56.6
Investment income	1.0	0.5	2.1	3.3
Other, net	(0.2)	(0.6)	(1.5)	(1.5)

Earnings before minority interest
and income taxes	189.9	187.1	596.8	615.4
Minority interest	(3.0)	--	(10.2)	--

Earnings before income taxes	186.9	187.1	586.6	615.4

Provision for income taxes	75.0	75.9	240.2	253.0

Net earnings	$111.9	$111.2	$346.4	$362.4

Basic earnings per
common share	$1.02	$0.95	$3.14	$3.07

Diluted earnings per
common share	$1.00	$0.92	$3.06	$2.95

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2006	$14.4	$1,027.7	$1,767.9	$(891.6)	$58.7	$1,977.1
Comprehensive earnings:
Net earnings	--	--	362.4	--	--	362.4
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	101.0	101.0
Tax effect of other comprehensive earnings adjustments	--	--	--	--	(39.7)	(39.7)

Comprehensive earnings						423.7
Issuance of common stock under employee stock plans	0.1	67.5	--	--	--	67.6
Surrender of restricted stock awards	--	--	--	(5.5)	--	(5.5)
Adoption of FIN 48	--	0.5	(1.0)	--	--	(0.5)
Conversion of zero-coupon convertible debt	--	0.5	--	--	--	0.5
Stock compensation	--	26.3	--	--	--	26.3
Income tax benefit from stock options exercised	--	22.8	--	--	--	22.8
Purchase of common stock	(0.7)	(520.1)	--	--	--	(520.8)

BALANCE AT SEPTEMBER 30, 2007	$13.8	$625.2	$2,129.3	$(897.1)	$120.0	$1,991.2

BALANCE AT DECEMBER 31, 2007	$13.2	$245.5	$2,243.7	$(897.1)	$120.0	$1,725.3
Comprehensive earnings:
Net earnings	--	--	346.4	--	--	346.4
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	(46.6)	(46.6)
Interest rate swap adjustments	--	--	--	--	6.4	6.4
Tax effect of other comprehensive earnings adjustments	--	--	--	--	15.4	15.4

Comprehensive earnings						321.6
Issuance of common stock under employee stock plans	0.1	53.2	--	--	--	53.3
Surrender of restricted stock awards and performance shares	--	--	--	(32.7)	--	(32.7)
Conversion of zero-coupon convertible debt	--	0.1	--	--	--	0.1
Stock compensation	--	27.0	--	--	--	27.0
Value of minority interest put	--	(123.0)	--	--	--	(123.0)
Income tax benefit from stock options exercised	--	19.1	--	--	--	19.1
Purchase of common stock	(0.5)	(221.9)	(108.2)	--	--	(330.6)

BALANCE AT SEPTEMBER 30, 2008	$12.8	$--	$2,481.9	$(929.8)	$95.2	$1,660.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$346.4	$362.4
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	133.5	120.2
Stock compensation	27.0	26.3
Loss on sale of assets	0.7	0.6
Accreted interest on zero-coupon
subordinated notes	8.5	8.3
Cumulative earnings in excess of distribution
from joint venture partnerships	(0.9)	(9.2)
Deferred income taxes	28.6	17.3
Minority interest	10.2	--
Change in assets and liabilities (net of
effects of acquisitions):
Increase in accounts receivable (net)	(0.1)	(118.2)
(Increase) decrease in inventories	(4.8)	2.4
Decrease (increase) in prepaid expenses and other	6.4	(18.7)
Increase in accounts payable	10.6	24.8
(Decrease) increase in accrued expenses and other	(0.5)	53.1

Net cash provided by operating activities	565.6	469.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(120.4)	(108.5)
Proceeds from sale of assets	0.4	0.5
Deferred payments on acquisitions	(3.7)	(1.2)
Purchases of short-term investments	(72.8)	(931.4)
Proceeds from sale of short-term investments	182.7	1,044.1
Acquisition of licensing technology	(0.8)	(0.6)
Acquisition of businesses, net of cash acquired	(336.6)	(144.7)

Net cash used for investing activities	(351.2)	(141.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	135.8	240.0
Payments on revolving credit facilities	(65.0)	(140.0)
Principal payments on term loan	(18.7)	--
Increase (decrease) in bank overdraft	2.5	(33.7)
Payments on long-term debt	(0.1)	--
Minority interest distributions	(10.9)	--
Excess tax benefits from stock based compensation	15.7	18.1
Net proceeds from issuance of stock to employees	53.3	67.6
Purchase of common stock	(333.6)	(518.7)

Net cash used for financing activities	(221.0)	(366.7)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.2

Net decrease in cash and cash equivalents	(7.0)	(39.0)
Cash and cash equivalents at beginning of period	56.4	51.5

Cash and cash equivalents at end of period	$49.4	$12.5

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

The Company has a cash management system under which a cash overdraft exists for uncleared checks in the Company’s primary disbursement accounts. The cash amount in the accompanying financial statements represents book balances excluding the effect of the uncleared checks. As of September 30, 2008 and December 31, 2007, $2.5 and $0.0, respectively, of uncleared checks is included in accounts payable.

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

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,

	2008			2007			2008			2007

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$111.9	109.6	$1.02	$111.2	116.5	$0.95	$346.4	110.4	$3.14	$362.4	118.1	$3.07

Dilutive effect of employee stock plans and awards	--	0.7		--	2.0		--	1.1		--	2.1
Effect of convertible debt, net of tax	--	1.7		--	2.8		--	1.7		--	2.8

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$111.9	112.0	$1.00	$111.2	121.3	$0.92	$346.4	113.2	$3.06	$362.4	123.0	$2.95

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Stock options	3.0	1.4	2.2	1.1

3. RESTRUCTURING AND OTHER SPECIAL CHARGES

During the second and third quarters of 2008, the Company recorded charges primarily related to work force reductions and the closing of redundant and underutilized facilities. For the third quarter of 2008, the Company recorded net restructuring charges of $12.2. Of this amount, $12.2 related to severance and other employee costs in connection with the general work force reductions and $1.9 related to contractual obligations associated with leased facilities and equipment. The Company also recorded a credit of $1.9, comprised of $1.2 of previously recorded facility costs and $0.7 of employee severance benefits relating to changes in cost estimates accrued in prior periods.

For the second quarter of 2008, the Company recorded restructuring charges of $16.0 primarily related to the closing of redundant and underutilized facilities. Of this amount, $6.5 related to severance and other employee costs for employees primarily in branch operations, divisional billing and management functions, and $9.5 related to contractual obligations associated with leased facilities and equipment.

During the third quarter of 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

During the second and third quarters of 2007, the Company recorded charges related to actions directed at reductions in work force and redundant and underutilized facilities. For the third quarter of 2007, the Company recorded net restructuring charges of $31.3. Of this amount, $18.0 related to employee severance benefits for employees primarily in management, administrative and support functions and $7.8 related to contractual obligations and other costs associated with the closure of facilities. The charge also included approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the quarter. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

4. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total

Balance as of December 31, 2007	$9.1	$18.5	$27.6
Net restructuring charges	18.0	10.2	28.2
Cash payments and other adjustments	(11.9)	(6.0)	(17.9)

Balance as of September 30, 2008	$15.2	$22.7	$37.9

Current			$21.2
Non-current			16.7

			$37.9

5. BAD DEBT EXPENSE

During the second quarter of 2008, the Company recorded a $45.0 increase in its provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased due to the impact of the economy, higher patient deductibles and co-payments, and recent acquisitions on the collectibility of accounts receivable balances. During the third quarter of 2008, the Company has not experienced any further deterioration in the collectibility of its patient receivable portfolio.

6. BUSINESS ACQUISITIONS

During the nine months ended September 30, 2008, the Company acquired various laboratories and related assets for approximately $195.7 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company’s geographic reach or acquire scientific differentiation and esoteric testing capabilities.

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying minority interest was recorded as additional minority interest liability and as a reduction to additional paid-in capital in the condensed consolidated financial statements. The contractual value of the put, in excess of the current minority interest of $22.4, totals $118.4 at September 30, 2008.

Net sales of the Ontario joint venture were $190.5 and $59.4 for the nine months and three months ended September 30, 2008, respectively.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2008 and for the year ended December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

Balance at beginning of period	$1,639.5	$1,484.0
Goodwill acquired during the period	128.4	157.7
Adjustments to goodwill	(2.0)	(2.2)

Balance at end of period	$1,765.9	$1,639.5

The components of identifiable intangible assets are as follows:

	September 30, 2008		December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$792.3	$(283.5)	$734.9	$(253.0)
Patents, licenses and technology	94.8	(52.5)	94.0	(47.1)
Non-compete agreements	36.9	(27.5)	34.4	(25.9)
Trade name	115.3	(31.5)	102.1	(26.0)
Canadian licenses	685.8	--	--	--

	$1,725.1	$(395.0)	$965.4	$(352.0)

Amortization of intangible assets for the nine month and three month periods ended September 30, 2008 was $43.0 and $14.6, respectively, and $40.6 and $13.9 for the nine month and three month periods ended September 30, 2007, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $14.6 for the remainder of fiscal 2008, $57.9 in fiscal 2009, $57.0 in fiscal 2010, $52.3 in fiscal 2011, $48.0 in fiscal 2012 and $414.5 thereafter.

As of September 30, 2008, the Ontario operation has $685.8 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province.

8. DEBT

Short-term borrowings and the current portion of long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007

Zero-coupon convertible subordinated notes	$572.7	$564.4
Term loan, current	43.8	25.0
Revolving credit facility	70.8	--
Current portion of long-term debt	--	0.1

Total short-term borrowings and current portion of long term debt	$687.3	$589.5

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007

Senior notes due 2013	$351.8	$352.2
Senior notes due 2015	250.0	250.0
Term loan, non-current	437.5	475.0
Other long-term debt	0.3	0.3

Total long-term debt	$1,039.6	$1,077.5

Zero-coupon Subordinated Notes

On October 1, 2008, the Company announced that its zero-coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero-Coupon Convertible Subordinated Notes due 2021 (“Zero-Coupon Notes”) are currently convertible. LYONs are convertible into Common Stock of the Company at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero-Coupon Notes are convertible into cash (for the accreted amount of the securities to be converted - $572.4 at September 30, 2008) and Common Stock of the Company, if any, (for any remaining amount greater than the accreted amount) subject to the terms of the Zero-Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent.

In order to exercise the option to convert all or a portion of the LYONs or Zero-Coupon Notes, holders must validly surrender their LYONs or Zero-Coupon Notes at any time during the calendar quarter through the close of business at 5:00 p.m., New York City time, on Wednesday, December 31, 2008.

There were $0.4 aggregate principal amount of LYONs outstanding at September 30, 2008, which upon conversion the Company would be required to settle in shares as described above. Should Zero-Coupon Notes be converted, the Company would be required to pay holders in cash for the accreted principal amount of the securities to be converted, with the remaining amount, if any, to be satisfied with shares of Common Stock. The shares required for settlement of the LYONs and the Zero-Coupon Notes are already included in the Company’s computation of fully diluted earnings per share.

On September 12, 2008, the Company announced that for the period of September 12, 2008 to March 11, 2009, the LYONs will, subject to the terms of the LYONs, accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a LYON for the five trading days ended September 9, 2008, in addition to the continued accrual of the original issue discount. Similarly, the Zero-Coupon Notes will also accrue contingent cash interest over that period using the same calculation method as described for the LYONs. Contingent cash interest, which the Company has determined to be approximately $1.23 per Note, will be payable to holders of the LYONs or Zero-Coupon Notes as of the record date, which is February 24, 2009. The payment of contingent cash interest is expected to be made on March 11, 2009.

Credit Facilities

The balances outstanding on the Company’s Term Loan Facility at September 30, 2008 and December 31, 2007 were $481.3 and $500.0, respectively. The balances outstanding on the Company’s Revolving Facility at September 30, 2008 and December 31, 2007 were $70.8 and $0.0, respectively. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The Term Loan Facility and Revolving Facility contain certain debt covenants that require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of September 30, 2008.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”), whose subsidiaries have a $28.0 commitment in the Company’s Revolving Facility, filed for bankruptcy. Accordingly, the Company does not expect Lehman will fulfill its pro rata share of any future borrowing requests under the Revolving Facility. The Company is considering various options regarding this current limitation on the Revolving Facility.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. Under the swap the Company will, on a quarterly basis, pay a fixed rate of interest (2.92%) and receive a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was an asset of $6.4 at September 30, 2008 and is included in other assets, net in the consolidated balance sheet. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation given the strong creditworthiness of the counterparty to the agreement.

As of September 30, 2008, the interest rates on the Term Loan Facility and Revolving Facility were 3.67% and 4.15%, respectively.

9. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2008.

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding

Common shares at December 31, 2007	132.7	(21.7)	111.0
Common stock issued under employee stock plans	2.0	--	2.0
Surrender of restricted stock and performance share awards	--	(0.4)	(0.4)
Retirement of common stock	(4.6)	--	(4.6)

Common shares at September 30, 2008	130.1	(22.1)	108.0

Share Repurchase Program

During the nine months ended September 30, 2008, the Company purchased 4.6 shares of its common stock at a total cost of $330.6. As of September 30, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

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

The gross reserves for uncertain tax positions were $61.6 and $55.7 at September 30, 2008 and December 31, 2007, respectively. It is anticipated that the amount of the unrecognized tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $13.6 and $10.8 as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008 and December 31, 2007, $59.1 and $52.5, respectively, is the approximate amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local, and foreign income tax matters have been concluded through 2002 and 2001, respectively.

The Company’s 2006 U.S. federal income tax return is currently under examination by the Internal Revenue Service. In addition, the Company has various state income tax examinations ongoing throughout the year.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

12. COMMITMENTS AND CONTINGENCIES

The Company was an appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case ultimately to the United States Supreme Court. On June 22, 2006, the Supreme Court dismissed the Company’s appeal and the case was remanded to the District Court for further proceedings including resolution of a related declaratory judgment action initiated by the Company addressing the plaintiffs’ claims for post trial damages. On August 15, 2008, the District Court entered judgment in favor of the Company on all of the plaintiffs’ remaining claims. The plaintiffs have filed a notice of appeal. The Company does not expect the resolution of these issues to have a material adverse effect on its financial position, results of operations or liquidity.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other healthcare providers. The Company works cooperatively to respond to appropriate requests for information. As previously reported on May 22, 2006, the Company received a subpoena from the California Attorney General seeking documents related to billing to the state's Medicaid program. During the third quarter of 2008, the Company received a request for additional information. The Company continues to cooperate with the California Attorney General's Office in responding to the subpoena. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure, as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the

Company’s estimates of the aggregated liability of claims incurred. At September 30, 2008 and December 31, 2007, the Company had provided letters of credit aggregating approximately $104.8, primarily in connection with certain insurance programs and as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs under a customer contract. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. Since the inception of this agreement, approximately $69.3 of such transition payments were billed to the Company by UnitedHealthcare and approximately $61.9 had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during the nine months of 2008 and for 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $115.0. The Company is amortizing the total estimated transition costs over the life of the contract.

As of September 30, 2008, the Company was a guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a remaining term of approximately four years.

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

The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Service cost for benefits earned	$4.9	$4.8	$15.1	$14.3
Interest cost on benefit obligation	4.3	4.0	12.9	12.0
Expected return on plan assets	(5.5)	(5.7)	(16.6)	(17.0)
Net amortization and deferral	0.7	0.4	2.1	1.6

Defined benefit plan costs	$4.4	$3.5	$13.5	$10.9

For the nine months ended September 30, 2008 and 2007, the Company made no contributions to its defined benefit retirement plan. However, based upon the underlying value of plan assets at September 30, 2008, the Company estimates that it will contribute approximately $22.0 to the defined benefit retirement plan during 2009. The actual amount to be contributed will be determined, based upon the underlying value of plan assets and the amount of the plan’s benefit obligation as of December 31, 2008.

Due to the stock market’s performance year-to-date in 2008, the fair value of assets in the defined benefit retirement plan decreased significantly from January 1, 2008 to September 30, 2008. Unless the market makes a significant recovery in the fourth quarter of 2008, the Company expects an increase in fiscal 2009 pension expense. The amount of this increase will depend on the fair value of assets measured on December 31, 2008 as well as the selection of key actuarial assumptions at fiscal year-end.

The Company has assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Service cost for benefits earned	$0.1	$0.1	$0.3	$0.4
Interest cost on benefit obligation	0.7	0.7	2.0	2.0
Net amortization and deferral	(0.4)	(0.5)	(1.2)	(1.5)

Postretirement benefit expense	$0.4	$0.3	$1.1	$0.9

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,

	2008	2007

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$42.9	$27.2
Income taxes, net of refunds	153.6	217.4
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$(3.0)	$2.1

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

The Company’s population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in millions):

		Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy

	Fair Value as of September 30, 2008	Level 1	Level 2	Level 3

Minority interest put	$140.8	$--	$140.8	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap	6.4	--	6.4	--

Total fair value of derivatives	$6.4	$--	$6.4	$--

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

12.	failure to effectively integrate and/or manage newly acquired businesses and the cost related to such integration;

13.	adverse results in litigation matters;

14.	inability to attract and retain experienced and qualified personnel;

15.	failure to maintain the Company’s days sales outstanding and/or bad debt expense levels;

16.	decrease in the Company's credit ratings by Standard & Poor’s and/or Moody’s;

17.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

18.

inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

19.	changes in government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests;

20.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company’s products and services and to successfully enforce the Company’s proprietary rights;

21.

the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

22.

failure in the Company’s information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology and connectivity requirements;

23.	failure of the Company’s financial information systems resulting in failure to meet required financial reporting deadlines;

24.	failure of the Company’s disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

25.	business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters and terrorism or other criminal acts;

26.	liabilities that result from the inability to comply with corporate governance requirements; and

27.

significant deterioration in the economy or financial markets could negatively impact the Company’s testing volumes, cash collections and the availability of credit for general liquidity or other financing needs.

GENERAL

During the first nine months of 2008, the Company continued to strengthen its financial performance through the implementation of the Company’s strategic plan and the expansion of its national platform. This plan continues to provide growth opportunities for the Company by building a leadership position in genomic and other advanced testing technologies primarily through internal development efforts, acquisitions and technology licensing activities.

Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. Over a period of several years, the Company will continue to perform more of UnitedHealthcare’s testing. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. Since the inception of this agreement, approximately $69.3 of such transition payments were billed to the Company by UnitedHealthcare and approximately $61.9 had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during the nine months of 2008 and for 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $115.0. The Company is amortizing the total estimated transition costs over the life of the contract.

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying minority interest was recorded as additional minority interest liability and as a reduction to additional paid-in capital in the condensed consolidated financial statements. The contractual value of the put, in excess of the current minority interest of $22.4, totals $118.4 at September 30, 2008.

RESULTS OF OPERATIONS (dollars in millions)

Effective January 1, 2008, the Company began consolidating the results of its Ontario joint venture (see note 6. “Business Acquisitions”). Certain analysis of the Company’s operating results is provided below, excluding the impact of this consolidation, in order to facilitate comparison with the prior period’s results.

Operating results for the three months ended September 30, 2008 were negatively impacted by severe weather as a result of Gulf Coast hurricanes. While the Company’s more significant testing facilities were not damaged by these storms, a number of smaller facilities, including patient service centers, were inoperable for a number of days. The Company made every effort to re-route specimens to other operating facilities; however, specimen volume was negatively impacted due to patients’ inability to visit doctors’ offices – the source of the majority of testing volume. Management estimates that revenue was negatively impacted by approximately $6.7, or 0.7% during the three months ended September 30, 2008 due to severe weather.

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Net sales for the three months ended September 30, 2008 were $1,135.1, an increase of $114.5, or approximately 11.2%, from $1,020.6 for the comparable 2007 period. The sales increase is primarily due to including $59.4 of revenue from the Ontario operation and increases, excluding the Ontario operation, of 3.1% in accession volume and 2.3% in price.

Cost of sales, which includes primarily laboratory and distribution costs, was $673.5 for the three months ended September 30, 2008, compared to $598.5 in the corresponding 2007 period, an increase of $75.0, or 12.5%. Excluding the Ontario operation, cost of sales as a percentage of net sales was 59.9% for the three months ended September 30, 2008, and 58.6% in the corresponding 2007 period. The increase in cost of sales as a percentage of net sales is primarily due to increases in the costs of materials, which is caused by shifts in the Company’s test mix, and increases in labor, which is due to additions in front-line personnel. This increase was also accentuated by the loss of revenue as a result of the severe weather experienced during the quarter.

Selling, general and administrative expenses increased to $227.1 for the three months ended September 30, 2008 from $198.0 in the same period in 2007. Excluding the Ontario operation, selling, general and administrative expenses as a percentage of net sales were 20.2% and 19.4% for the three months ended September 30, 2008 and 2007, respectively. Bad debt expense increased to 5.3% of net sales as compared with 4.8% in the comparable 2007 period due to the impact of the economy, higher patient deductibles and co-payments, and recent acquisitions on the collectibility of accounts receivable balances.

Amortization of intangibles and other assets was $14.6 and $13.9 for the three months ended September 30, 2008 and 2007, respectively. The increase in the amortization of intangibles reflects certain acquisitions closed during 2008 and 2007.

During the three months ended September 30, 2008, the Company recorded net restructuring charges of $12.2 primarily related to work force reductions and the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and equipment. Of this amount, $12.2 related to severance and other employee costs in connection with the general work force reductions and $1.9 related to contractual obligations associated with leased facilities and equipment. The Company also recorded a credit of $1.9, comprised of $1.2 of previously recorded facility costs and $0.7 of employee severance benefits. These restructuring initiatives are expected to provide annualized cost savings of approximately $48.0.

During the three months ended September 30, 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

During the three months ended September 30, 2007, the Company recorded net restructuring charges of $31.3 primarily related to actions directed at reductions in work force and redundant and underutilized facilities. The majority of these costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $18.0 related to employee severance benefits for employees primarily in management, administrative and support functions and $7.8 related to contractual obligations and other costs associated with the closure of facilities. The charge also included approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the quarter. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

Interest expense was $16.8 for the three months ended September 30, 2008, compared with $12.6 for the same period in 2007. The increase in interest expense was primarily driven by borrowings under the five-year, $500.0 Term Loan Facility in October 2007.

Income from investments in joint venture partnerships was $3.7 for the three months ended September 30, 2008, compared with $20.9 for the same period in 2007. This income represents the Company’s ownership share in joint venture partnerships. During 2007, a significant portion of this income was derived from investments in Ontario and Alberta, Canada, and was earned in Canadian dollars. Effective January 1, 2008, the income from the Ontario operation is included in the consolidated operating results of the Company, which is the primary reason for the lower income from investments in joint venture partnerships in 2008.

The provision for income taxes as a percentage of earnings before taxes was 40.1% for the three months ended September 30, 2008, compared to 40.6% for the three months ended September 30, 2007. This decrease was primarily due to certain adjustments arising out of the finalization and filing of the Company’s federal and state income tax returns for 2007.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Net sales for the nine months ended September 30, 2008 were $3,386.1, an increase of $323.7, or approximately 10.6%, from $3,062.4 for the comparable 2007 period. The sales increase is primarily due to including $190.5 of revenue from the Ontario operation and increases, excluding the Ontario operation, of 2.0% in accession volume and 2.3% in price.

Cost of sales, which includes primarily laboratory and distribution costs, was $1,962.2 for the nine months ended September 30, 2008 compared to $1,776.6 in the corresponding 2007 period, an increase of $185.6, or 10.4%. Excluding the Ontario operation, cost of sales as a percentage of net sales was 58.6% for the nine months ended September 30, 2008 and 58.0% in the corresponding 2007 period. The increase in cost of sales as a percentage of net sales is primarily due to increases in the costs of materials, which is caused by shifts in the Company’s test mix.

Selling, general and administrative expenses increased to $708.7 for the nine months ended September 30, 2008 from $612.1 in the same period in 2007. Excluding the Ontario operation, selling, general and administrative expenses as a percentage of net sales were 21.2% and 20.0% for the nine months ended September 30, 2008 and 2007, respectively. Bad debt expense increased to 6.4% of net sales as compared with 4.8% in the comparable 2007 period due to an increase of $45.0 in the Company’s provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased in the second quarter due to the impact of the economy, higher patient deductibles and co-payments, and recent acquisitions on the collectibility of accounts receivable balances. Excluding this increase in the provision for doubtful accounts and the Ontario operation, selling, general and administrative expenses as a percentage of sales were 19.8% and 20.0% for the nine months ended September 30, 2008 and 2007, respectively.

Amortization of intangibles and other assets was $43.0 and $40.6 for the nine months ended September 30, 2008 and 2007, respectively. The increase in the amortization of intangibles reflects certain acquisitions closed during 2008 and 2007.

During the second and third quarters of 2008, the Company recorded net restructuring charges of $28.2 primarily related to work force reductions and the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and equipment. Of this amount, $18.7 related to severance and other employee costs in connection with the general work force reductions and $11.4 related to contractual obligations associated with leased facilities and equipment. The Company also recorded a credit of $1.9, comprised of $1.2 of previously recorded facility costs and $0.7 of employee severance benefits. These restructuring initiatives are expected to provide annualized cost savings of approximately $59.0.

During the third quarter of 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

During the second and third quarters of 2007, the Company recorded net restructuring charges of $38.3 primarily related to actions directed at reductions in work force and redundant and underutilized facilities. The majority of these costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of this amount, $20.4 related to employee severance benefits for employees primarily in management, administrative and support functions, $11.5 related to contractual obligations and other costs associated with the closure of facilities and $0.9 related to settlement of a preacquisition employment liability. The charge also included approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the quarter. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

Interest expense was $54.0 for the nine months ended September 30, 2008, compared with $37.8 for the same period in 2007. The increase in interest expense was primarily driven by borrowings under the five-year, $500.0 Term Loan Facility in October 2007.

Income from investments in joint venture partnerships was $11.7 for the nine months ended September 30, 2008, compared with $56.6 for the same period in 2007. This income represents the Company’s ownership share in joint venture partnerships. During 2007, a significant portion of this income was derived from investments in Ontario and Alberta, Canada, and was earned in Canadian dollars. Effective January 1, 2008, the income from the Ontario operation is included in the consolidated operating results of the Company, which is the primary reason for the lower income from investments in joint venture partnerships in 2008.

The provision for income taxes as a percentage of earnings before taxes was 40.9% for the nine months ended September 30, 2008, compared to 41.1% for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company’s operations provided $565.6 and $469.3 of cash, net of $29.9 and $23.3 in transition payments to UnitedHealthcare, for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash flows primarily resulted from improved cash collections and lower payments for income taxes of $63.8 ($153.6 in 2008 as compared with $217.4 in 2007).

Capital expenditures were $120.4 and $108.5 for the nine months ended September 30, 2008 and 2007, respectively. The Company expects capital expenditures of approximately $140.0 to $160.0 in 2008. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. Under the swap the Company will, on a quarterly basis, pay a fixed rate of interest (2.92%) and receive a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was an asset of $6.4 at September 30, 2008 and is included in other assets, net in the consolidated balance sheet. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation given the strong creditworthiness of the counterparty to the agreement.

At September 30, 2008, the Company has provided letters of credit aggregating approximately $104.8, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s contract with UnitedHealthcare. The UnitedHealthcare contract requires that the Company provide a $50.0 letter of credit, as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs incurred during the first three years of the contract. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

During the nine months ended September 30, 2008, the Company repurchased $330.6 of stock representing 4.6 shares. As of September 30, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

The Company had a $75.2 and $66.5 reserve for unrecognized tax benefits, including interest and penalties, at September 30, 2008 and December 31, 2007, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively.

Due to the stock market’s performance year-to-date in 2008, the fair value of assets in the defined benefit retirement plan decreased significantly from January 1, 2008 to September 30, 2008. Unless the market makes a significant recovery in the fourth quarter of 2008, the Company expects an increase in fiscal 2009 pension expense. The amount of this increase will depend on the fair value of assets measured on December 31, 2008 as well as the selection of key actuarial assumptions at fiscal year-end. In addition, based upon the underlying value of plan assets at September 30, 2008, the Company estimates that it will contribute approximately $22.0 to the defined benefit retirement plan during 2009. The actual amount to be contributed will be determined, based upon the underlying value of plan assets and the amount of the plan’s benefit obligation as of December 31, 2008.

Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

On October 1, 2008, the Company announced that its zero-coupon subordinated Liquid Yield Option™ Notes due 2021 (“LYONs”) and Zero-Coupon Convertible Subordinated Notes due 2021 (“Zero-Coupon Notes”) are currently convertible. LYONs are convertible into Common Stock of the Company at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the LYONs, subject to the terms of the LYONs and the Indenture, dated as of September 11, 2001 between LabCorp and The Bank of New York, as trustee (“Trustee”) and conversion agent. The Zero-Coupon Notes are convertible into cash (for the accreted amount of the securities to be converted - $572.4 at September 30, 2008) and Common Stock of the Company, if any, (for any remaining amount greater than the accreted amount) subject to the terms of the Zero-Coupon Notes and the Indenture, dated as of October 24, 2006 between the Company, the Trustee and the conversion agent. The LYONs and the Zero-Coupon Notes are convertible at any time during the calendar quarter through the close of business at 5:00 p.m., New York City time, on Wednesday, December 31, 2008.

On September 12, 2008, the Company announced that for the period of September 12, 2008 to March 11, 2009, the LYONs will, subject to the terms of the LYONs, accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a LYON for the five trading days ended September 9, 2008, in addition to the continued accrual of the original issue discount. Similarly, the Zero-Coupon Notes will also accrue contingent cash interest over that period using the same calculation method as described for the LYONs. Contingent cash interest, which the Company has determined to be approximately $1.23 per Note, will be payable to holders of the LYONs or Zero-Coupon Notes as of the record date, which is February 24, 2009. The payment of contingent cash interest is expected to be made on March 11, 2009.

Minority Interest Put

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying minority interest was recorded as additional minority interest liability and as a reduction to additional paid-in capital in the condensed consolidated financial statements. The contractual value of the put, in excess of the current minority interest of $22.4, totals $118.4 at September 30, 2008.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that includes from time to time, the use of derivative financial instruments such as interest rate swap agreements. Although, as set forth below, the Company’s zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments, the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2008, which is incorporated by reference.

Item 1A      Risk Factors

Information regarding risk factors appears in Part I-Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended September 30, 2008, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program

July 1 - July 31	0.8	$67.77	0.8	$307.9
August 1 - August 31	1.6	71.34	1.6	193.1
September 1 - September 30	1.3	74.05	1.3	95.2

	3.7	$71.57	3.7

At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. As of September 30, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

Item 6.	Exhibits

(a)	Exhibits
10.1*	-

Consulting Agreement between Bradford T. Smith and Laboratory Corporation of America Holdings dated October 15, 2008 (incorporated by reference to the Form 8-K filed by Laboratory Corporation of America Holdings on October 16, 2008 (SEC File No. 001-11353)

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

November 3, 2008