Form 10-K
LABORATORY CORP OF AMERICA HOLDINGS
filed 2009-02-26
CIK 920148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number - 1-11353

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☑.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

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

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7.7 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 108.3 million shares as of February 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2008 are incorporated by reference into Part III.

Index

Page

Part I

Item 1.	Business	4
The Clinical Laboratory Testing Industry and Competition	4
Effect of Market Changes on the Clinical Laboratory Business	5
Company Strategy	6
Laboratory Testing Operations and Services	8
Testing Services	8
Clients	11
Seasonality	11
Payers	12
Investments in Joint Venture Partnerships	12
Sales, Marketing and Client Service	12
Information Systems	13
Billing	13
Quality	14
Employees	15
Regulation and Reimbursement	15
Compliance Program	21
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters,
and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	50
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	52

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions, and Director Independence	53
Item 14.	Principal Accountant Fees and Services	53

Part IV

Item 15.	Exhibits and Financial Statement Schedules	53

PART I

Item 1. BUSINESS

Laboratory Corporation of America Holdings and its subsidiaries (the “Company”), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2008 net revenues. Since the Company’s founding in 1971, it has grown into a national network of 36 primary laboratories and over 1,600 patient service centers along with a network of branches and STAT laboratories (which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately). Through its national network of laboratories, the Company offers a broad range of clinical laboratory tests that are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty testing businesses, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical trials.

With over 28,000 employees worldwide, the Company processes tests on more than 440,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico and three provinces in Canada. Its clients include physicians, hospitals, managed care organizations, governmental agencies, employers, pharmaceutical companies and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company’s tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition. The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, Pap tests, HIV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours. In addition, the Company provides specialty testing services in the areas of allergy, clinical trials, diagnostic genetics, identity, forensics, infectious disease, oncology and occupational testing.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s internet website at www.labcorp.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

The Company is committed to providing the highest quality laboratory services to its clients in full compliance with all federal, state and local laws and regulations. The Company’s Code of Business Conduct and Ethics outlines ethics and compliance policies adopted by the Company to meet this commitment. These policies apply to all employees of the Company as well as the Company’s Board of Directors. The Code of Business Conduct and Ethics, as well as the Charters for the Audit, Compensation, Ethics and Quality Assurance, and Nominating and Corporate Governance Committees, and the Company’s Corporate Governance Guidelines, are posted on the Company’s website www.labcorp.com. The Company has established a Compliance Action hotline (1-800-801-1005), which provides a confidential and anonymous method to report a possible violation of a LabCorp compliance policy or procedure, or a federal or state law or regulation; a HIPAA Privacy hotline (1-877-234-4722), which provides a confidential and anonymous method to report a possible violation of a HIPAA privacy, security or billing policy or procedure; and an Accounting hotline (1-866-469-6893), which provides a confidential and anonymous method to report a possible violation of internal accounting controls or auditing matters.

The Clinical Laboratory Testing Industry and Competition

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

The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company. The Company believes that in 2008 the entire United States clinical laboratory testing industry had revenues of approximately $52.0 billion; approximately 55.0% of such revenues were attributable to hospital-affiliated laboratories, approximately 34.0% were attributable to independent clinical laboratories and others, and approximately 11.0% were attributable to physicians in their offices and laboratories. The Centers for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services (“HHS”) has estimated that in 2008 there were approximately 5,100 independent clinical laboratories in the United States.

The clinical laboratory business is intensely competitive. There are presently two major national independent clinical laboratories: the Company and Quest Diagnostics Incorporated (“Quest”), which had approximately $7.2 billion in revenues from clinical laboratory testing in 2008. The remaining estimated $40.0 billion of testing performed in the United States is performed by hospitals (approximately $29.0 billion) and regional, specialty and physicians’ laboratories (approximately $11.0 billion). In addition to Quest, the Company competes with many smaller independent clinical and anatomical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that health care providers in selecting a laboratory often use the following factors, among others:

•	accuracy, timeliness and consistency in reporting test results;
•	reputation of the laboratory in the medical community or field of specialty;
•	service capability and convenience offered by the laboratory;
•	number and type of tests performed;
•	connectivity solutions offered; and
•	pricing of the laboratory’s services.

The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies designed to improve its competitive position.

The Company believes that large scale consolidation has decelerated, but will continue in the clinical laboratory testing business. In addition, the Company believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of external factors including cost efficiencies afforded by large-scale automated testing, reimbursement reductions and managed health care entities which require cost efficient testing services and large service networks. In addition, legal restrictions on physician referrals and their ownership of laboratories as well as increased regulation of laboratories are expected to contribute to the continuing consolidation of the industry.

Effect of Market Changes on the Clinical Laboratory Business

Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector and consolidation of managed care companies present various challenges and opportunities to the Company and other independent clinical laboratories. During 2006, the Company signed a ten-year agreement with UnitedHealthcare to become its exclusive national laboratory. This agreement represented an industry first in terms of its length and exclusivity at a national level. The various managed care organizations (“MCOs”) have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified rates. The Company’s ability to attract and retain managed care clients is critical given these new and evolving models. In addition, some MCOs have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to pay for all authorized laboratory tests ordered during the month by the physician for the members, regardless of the number or cost of the tests actually performed. The Company makes significant efforts to ensure that esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) are excluded from capitated arrangements and therefore paid for separately by the managed care organization. Capitated payment contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2008, such capitated contracts accounted for approximately $180.0 million, or 4.0%, of the Company’s net sales.

In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally services low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules, and the Company believes that pressure to reduce reimbursement for Medicare services will continue, notwithstanding the increase in physician fee schedule payments in 2009. Similar pressure for reductions in the reimbursement rates of other third-party payers is likely to occur as well.

Despite the potential market changes discussed above, the Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including increased knowledge of the human genome leading to an enhanced appreciation of the value of gene-based diagnostic assays and the development of new therapeutics that have a “companion diagnostic” to help identify the sub-set of the population for whom it is effective or that may suffer adverse events.

The Company believes its enhanced esoteric menu and larger geographic footprint provide a strong platform for growth. Additional factors that may lead to future volume growth include an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies) for testing of cancer and infectious diseases and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payers, particularly managed care organizations. In addition, movement by patients into consumer driven health plans may have an impact on the utilization of laboratory testing.

Company Strategy

The Company’s strategic plan continues to focus on three critical priorities: scientific differentiation, managed care, and customer service. While these pillars remain the same, the activities and initiatives within each area are increasingly being focused on strengthening LabCorp’s leadership role in personalized medicine.

Personalized medicine is a new growth area for health care in which care is tailored (or “personalized”) to each individual. The company is playing an important role in many aspects of this emerging model including the development of new companion diagnostics to help identify appropriate applications for new and existing drugs as well as providing services such as those offered by the company’s Litholink subsidiary which helps physicians better utilize lab information to tailor care for their patients.

Scientific Differentiation

The Company's capabilities, resources, and expertise have been developed as part of the company’s long-term commitment to scientific differentiation and are now supporting growth opportunities in the field of personalized medicine. One core attribute of personalized medicine is a model of care in which treatments and therapeutics are tailored to an individual, often based on their genetic signature (or that of their particular tumor/strain of virus). LabCorp was a leader in one of the first major advances in personalized medicine which was HIV genotyping to test for resistance to specific drugs. The Company continues to build on this legacy by exploring additional disease management areas.

Through our clinical trials division, the Company has taken a leadership role in working with pharmaceutical companies to develop companion diagnostics. The company’s capabilities in assay development, its access to a broad spectrum of testing platforms, and its experience with clinical trials has positioned LabCorp as a market leader. The Company continues to add additional capabilities to strengthen this companion diagnostics offering, including the early 2008 acquisition of Tandem Labs, a premier contract research organization specializing in advanced mass spectrometry, immunoanalytical support, pharmacokinetics, and pharmacodynamics for early stage clinical trials. The Company also broke ground on a new state-of-the-art biorepository that will be completed in 2009.

Beyond clinical trials, there are also many examples where companion diagnostics have moved into the commercial setting and are helping improve care by: (1) ensuring the efficacy of a drug for an individual (2) ensuring the correct dosage, and (3) reducing adverse events. The Company will continue to play an important role in both bringing new companion diagnostics to the market and making them commercially available once the drug has been approved.

Managed Care

Within the personalized medicine paradigm, LabCorp is positioned to play a key role in ensuring broad access to the new tools and capabilities that are being developed. This is driven not only by our national infrastructure and logistics network, but also by our relationships with managed care organizations, who the Company believes will be important partners in the evolution of this model.

The Company continues to work at strengthening its relationship with managed care companies by providing value added capabilities and services, such as disease management. For example, a number of such services are offered by the Company’s Litholink subsidiary which is focused on providing patient specific clinical guidance to physicians which in turn leads to improved care and decreased costs. The initial program, which is focused on kidney stone management, has been very successful with managed care companies who have been able to increase enrollee satisfaction while at the same time decrease the number of kidney stone related hospitalizations and other costs.

During 2008, the Company developed and launched the next focus area for this program, which is chronic kidney disease (CKD). According to a recent report in the Journal of the American Medical Association, 26 million Americans have CKD. More importantly, of the 15.5 million of these affected individuals who have lost between half and three quarters of their kidney function, almost 90% are unaware of their disease and approximately 25% will die within 5 years, if not treated. In addition, end stage renal disease (ESRD) has become a major economic burden for the health care system, including our government, which has roughly 400,000 people on dialysis consuming approximately 6% of the Medicare budget. The cornerstone of the effort is a program offered by LabCorp’s Litholink subsidiary that provides highly nuanced, patient-specific clinical guidance to physicians based on the National Kidney Foundation’s Kidney Disease Outcome Quality Initiative (KDOQI). This program is designed to support nephrologists as well as internal medicine, family practitioners, general practitioners, nurse practitioners and all other healthcare professionals who provide primary care to patients.

The Company also continues to support a number of data sharing arrangements with managed care companies to support their efforts in disease management and other initiatives focused on improving care and decreasing costs.

Customer Service

The Company is committed to delivering the highest level of service to its customers and, in 2008, rolled out a number of tools and capabilities that will further improve the customer experience. The Company launched a new web-site with updated tools and capabilities including customer focused tools such as a new patient service center locator, better patient-focused information about testing and testing services, and an improved bill pay application. On-line PSC appointment scheduling has also been rolled out in select markets and will be more broadly released in 2009. The Company also continued to roll-out new voice over internet protocol (VOIP) infrastructure that is enabling improved customer service/call-center capabilities in many of its markets.

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

Laboratory Testing Operations and Services

The Company has a national network of primary laboratories, branches, patient service centers and STAT laboratories. A branch is a central facility that collects specimens in a region for shipment to one of the Company’s laboratories for testing. A branch is also frequently used as a base for sales and distribution staff. Generally, a patient service center is a facility maintained by the Company to serve the patients of physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company’s in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company’s primary testing facilities for testing. Some of the Company’s patient service centers also function as STAT labs, which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. Patient specimens are typically delivered to the Company accompanied by a test request form. These forms, which are completed by the client or transcribed by a Company patient service technician from a client order, indicate the tests to be performed and provide the necessary billing information.

Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each specimen helps to ensure that the results are attributed to the correct patient. The test request forms are sent to a data entry operator who ensures that a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the software system, the tests are performed and the results are entered through an electronic data interchange interface or manually, depending upon the tests and the type of equipment involved. Most of the Company’s automated testing equipment is connected to the Company’s information systems. Most routine testing is completed by early the next morning and test results are in most cases electronically delivered to clients via smart printers, personal computer-based products or computer interfaces.

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

Specialty Testing

While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized in nature. One of the growth strategies of the Company is the continued expansion of its specialty testing businesses, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty testing businesses serve two market segments: (i) markets that are not typically served by the clinical testing laboratory; and (ii) markets that are served by the clinical testing laboratory and offer the possibility of adding related services (such as clinical trials or occupational drug testing) from the same supplier. The Company’s research and development group continually seeks new and improved technologies for early diagnosis.

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

Infectious Disease. The Company provides complete viral load testing as well as HIV genotyping and phenotyping. In 2000, the Company added HIV GenoSure™ to its portfolio of HIV resistance testing services. The Company’s use of this leading-edge technology put it in the forefront of HIV drug resistance testing, one of the most important issues surrounding the treatment of HIV. In 2007, the Company became the first commercial laboratory to offer fully automated real-time HIV testing from Roche Diagnostics. Additionally, the Company provides comprehensive testing for HCV including both PCR testing and genotyping at CMBP, NGI and Viro-Med.

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

Clinical Trials Testing. The Company regularly performs clinical laboratory testing for pharmaceutical companies conducting clinical research trials on new drugs. This testing often involves periodic testing of patients participating in the trial over several years. In 2008, the Company acquired Tandem Labs, a leading bioanalytical and immunoanalytical clinical research testing laboratory supporting pharmaceutical and biotechnology companies with their discovery, preclinical and clinical drug development programs.

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

Occupational Testing Services. The Company provides testing services for the detection of drug and alcohol abuse for private and government customers. These testing services are designed to produce “forensic” quality test results that satisfy the rigorous requirements for admissibility as evidence in legal proceedings. The Company also provides other analytical testing and a variety of management support services.

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

Development of New Tests

Advances in medicine have begun to fundamentally change diagnostic testing, and new tests are allowing clinical laboratories to provide unprecedented amounts of health-related information to physicians and patients. Significant new tests have been introduced over the past several years which include a gene-based test for human papillomavirus, HIV genotyping tests for drug resistance, and molecular genetic testing such as for cystic fibrosis. The Company continued its industry leadership in gene-based and esoteric testing, generating $1.5 billion in revenue, and growing approximately six percent during 2008. As science continues to advance, the Company expects new testing technologies to emerge; therefore, it intends to continue to invest in advanced testing capabilities so that it can remain on the cutting edge of diagnostic laboratory testing. The Company has added, and expects to continue to add, new testing technologies and capabilities through a combination of internal development initiatives, technology licensing and partnership transactions and selected business acquisitions. Through its national sales force, the Company rapidly introduces new testing technologies to physician customers. This differentiation is important in the retention and growth of business.

In 2008, the Company continued its focus on scientific vision and leadership with the introduction of more than 35 significant test menu and automation enhancements. The Company is specifically focused on areas where diagnostic assays provide actionable results for unmet clinical needs, as demonstrated by the following:

•

The Company launched the MGMT gene methylation assay licensed from Oncomethylome Sciences. The modification of the MGMT gene promoter has been shown to be a common event in brain cancers and predictive of response to some therapies.

•

The Company continued its strategic research agreement with Medco Health Solutions, Inc. to advance the field of pharmacogenomics by exploring the use of personal genetics in patients taking the drug tamoxifen.

•	Other initiatives in personalized medicine and companion diagnostics include agreements with Vanda Pharmaceuticals, National Jewish Health and Siemens Health Solutions.

•	LabCorp has also seen expanded utilization for current companion diagnostics programs including growth in K-ras, HLAB5701, Warfarin and 2D6 testing.

Additionally, in 2008, the Company announced an exclusive licensing agreement with Duke University to commercialize Duke’s new blood-based assay for early detection of lung cancer. Other key assays that were launched in 2008 include a methylation based assay for GST-Pi for use in prostate cancer, numerous assays for Hepatitis B virus, a gene expression signature for breast cancer prognosis, and Colosure for colon cancer.

The Company continued to expand its capabilities in mass spectrometry, highlighted by a menu of novel assays in the area of endocrinology. Additionally, the Company’s programs in biochemical genetics and therapeutic drug monitoring take advantage of its mass spectrometry capabilities at both its major North Carolina labs, the Center for Esoteric Testing and CMBP.

Clients

The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2008, no client or group of clients under the same contract accounted for more than approximately eight percent of the Company’s consolidated net sales. The primary client groups serviced by the Company include:

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

Managed Care Organizations

The Company serves many MCOs. The various MCOs have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified rates. The majority of the Company’s managed care testing is negotiated on a fee-for-service basis. Testing is sometimes reimbursed on a capitated basis for MCOs. Under a capitated payment contract, the Company agrees to perform certain laboratory tests during a given month for which the MCO agrees to pay a flat monthly fee for each covered member. The tests covered under agreements of this type are negotiated for each contract, but usually include routine tests and exclude highly specialized tests. Many of the national and large regional MCOs prefer to use large independent clinical labs such as the Company because the MCOs can monitor service and performance on a national basis.

Other Institutions

The Company serves other institutions, including government agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company’s testing capabilities. The institutions typically pay on a negotiated fee-for-service basis.

Seasonality

The Company experiences seasonality in its testing business. The volume of testing generally declines during the year-end holiday periods and other major holidays. Volume can also decline due to inclement weather, reducing net revenues and cash flows. Given the seasonality of the testing business, comparison of results for successive quarters may not accurately reflect trends or results for the full year.

Payers

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. For the year ended December 31, 2008, accessions (based on the total volume of accessions excluding the Ontario, Canada joint venture) and average revenue per accession by payer are as follows:

Revenue
Accession Volume	per
as a % of Total	Accession
Private Patients	2.0%	$165.00
Medicare and Medicaid	17.3%	$42.01
Commercial Clients	32.4%	$33.65
Managed Care	48.3%	$35.80

A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance.

Investments in Joint Venture Partnerships

Effective January 1, 2008, the Company acquired additional partnership units in its Ontario, Canada joint venture, bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario, Canada joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying minority interest was recorded as additional minority interest liability and as a reduction to additional paid-in capital in the consolidated financial statements. The contractual value of the put, in excess of the current minority interest of $22.5, totals $98.8 at December 31, 2008.

The Company also holds investments in two other joint venture partnerships, located in Milwaukee, Wisconsin and Alberta, Canada. These businesses represent partnership agreements between the Company and other independent diagnostic laboratory investors. Under these two agreements, all partners share in the profits and losses of the businesses in proportion to their respective ownership percentages. All partners are actively involved in the major business decisions made by each joint venture.

Each of the Canadian partnerships owns licenses to conduct diagnostic testing services in their respective provinces. Substantially all of their revenues are received as reimbursement from the provincial governments’ health care programs. While the Canadian licenses guarantee the joint ventures the ability to conduct diagnostic testing in their respective provinces, they do not guarantee that the provincial governments will continue to reimburse diagnostic laboratory testing at current levels. If the provincial governments decide to limit or reduce their reimbursement of laboratory diagnostic services, it could have a negative impact on the profits and cash flows the Company derives from these Canadian joint ventures.

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

Information Systems

The Company has developed and implemented management information systems that support the operations of the company as well as strategically position the Company for long-term growth in light of evolving market trends around the utilization of laboratory data by its customers.

The Company benefits from having a common laboratory system and a common billing system, which are both maintained in Burlington, North Carolina and operated out of Research Triangle Park, North Carolina. With approximately 87.8% of the Company’s consolidated revenue processed by these systems, this centralized IS platform provides tremendous operational efficiencies for the Company. It also represents a valuable data platform that allows the Company to provide consistent, structured, and standardized laboratory results to its customers. The Company believes that this standardized laboratory data will be even more important and valuable to its customers as they continue to develop and refine disease management tools and capabilities that provide improved care and reduced costs.

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

The Company utilizes a centralized billing system in the collection of substantially all of its accounts receivable. This system generates bills to customers based on the payer type. Client billing is typically generated monthly, whereas patient and third-party billing are typically generated daily. Agings of accounts receivable are then monitored by billing personnel and re-bills and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, third party and managed care, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred and the account has been transferred to a third-party collection agency.

A significant portion of the Company’s bad debt expense is related to accounts receivable from patients. This portion of the Company’s bad debt expense is from the patient’s unwillingness or inability to pay. In 2008, the Company focused on process initiatives to reduce the negative impact of patient accounts receivable by collecting payment at the point of service and refining its internal patient collection cycle. The Company also provides ongoing training for billing personnel to improve collections during phone calls.

Another component of the Company’s bad debt expense is the result of non-credit related issues that slow the billing process, such as missing or incorrect billing information on requisitions. The Company generally performs the requested tests and returns the test results regardless of whether billing information is incorrect or incomplete. The Company subsequently attempts to obtain any missing information or rectify any incorrect billing information received from the health care provider. The Company believes that this experience is similar to that of its primary competitors. The Company continues to focus on a number of process initiatives aimed at reducing the impact of these non-credit related issues by:

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

Quality

The Company has established a comprehensive quality assurance program for its laboratories and other facilities designed to help assure accurate and timely test results. In addition to the compulsory external inspections and proficiency testing programs required by CMS and other regulatory agencies, systems and procedures are in place to emphasize and monitor quality. All of the Company’s regional laboratories are subject to on-site regulatory evaluations, the College of American Pathologists (“CAP”) proficiency testing program, state surveys and the Company’s own internal quality control programs.

Quality also encompasses all facets of the Company’s service, including turnaround time, client service, patient satisfaction, and billing. The Company’s quality assessment program includes measures that compare its current performance against desired performance goals detailed in its quality improvement plan. Using quality assessment techniques, the Company’s laboratories employ a variety of programs to monitor critical aspects of service to its clients and patients.

In addition, the Company’s Supply Chain Management Department provides oversight to monitoring and controlling vendor products and performance, and plays an essential role in the Company’s approach to quality.

Customer Interaction. Processes to continually improve the customers’ experience with the Company are essential. Use of technology in the Company’s patient service centers is helping to reduce patient wait times by expediting the patient registration process (LabCorp Patient Appointment Scheduling) and ensuring that appropriate specimens are obtained based upon requested test requirements (AccuDraw).

Specimen Management. The use of logistics and specimen tracking technology (LabCorp Critical) allows the timely transportation, validation and storage of specimens. The Company is continually improving its ability to timely collect, transport and track specimens from our clients and between LabCorp locations.

Quality Control. The Company regularly performs quality control testing by running quality control samples with known values at the same time patient samples are tested. Quality control sample test results are entered into the Company’s computerized quality control database. This allows for real-time monitoring for any statistically and clinically significant analytical differences, and enables technologists and technicians to take immediate and appropriate corrective action prior to release of patient results.

Internal Proficiency Testing. The Company has an extensive voluntary internal proficiency testing program in which each laboratory receives samples to test. This internal proficiency program serves to test the Company’s analytical and post analytical phases of laboratory testing service including order entry, accessioning systems, accuracy, precision of its testing protocols, and technologist/technician performance. This program serves to supplement the external proficiency programs required by the laboratory accrediting agencies.

External Accreditation. The Company participates in numerous externally-administered, quality surveillance programs, including the CAP program. CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. CAP has been accredited by CMS to inspect clinical laboratories to determine adherence to the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 standards. The CAP program involves both on-site inspections of the laboratory and participation in CAP’s proficiency testing program for all categories in which the laboratory is accredited. All of the Company’s major laboratories are accredited by CAP. A laboratory’s receipt of accreditation by CAP satisfies the CMS requirement for certification.

The Company’s forensic crime laboratory, located at Research Triangle Park, NC, is accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board (“ASCLD/LAB”) under the International program in the category of Biology and subcategories of nuclear DNA, mitochondrial DNA and Serology testing. Under the International Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant, and security and personnel safety procedures meet stringent quality standards. The Company is one of 76 ASCLD-International accredited crime laboratories worldwide and is one of only 9 private crime laboratories holding the accreditation. Accreditation is granted for a period of five years provided that a laboratory continues to meet the standards during that period.

Employees

As of January 31, 2009, the Company had over 28,000 full-time equivalent employees worldwide. Subsidiaries of the Company have three collective bargaining agreements (“CBA”) which cover approximately 600 employees. In 2008, the Company successfully concluded the renewal of one CBA. The Company’s success is highly dependent on its ability to attract and retain qualified employees, and the Company believes that it has good overall relationships with its employees.

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

On July 26, 2007, the Food and Drug Administration (“FDA”) issued Draft Guidance for Industry, Clinical Laboratories, and FDA Staff: In Vitro Diagnostic Multivariate Index Assays (“the Draft Guidance”). The Draft Guidance announces that devices deemed In Vitro Diagnostic Multivariate Index Assays (“IVDMIAs”) are Class II or Class III devices requiring, among other things, pre-market notification clearance or premarket approval from FDA. This guidance would change the agency’s historical practice regarding regulation of certain laboratory-developed tests. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and laboratory developed tests. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time.

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

Payment for Clinical Laboratory Services

In 2008, the Company derived approximately 17.7% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company’s other business depends significantly on continued participation in these programs and in other government healthcare programs, because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

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

Payment under the fee schedule has been limited from year to year by Congressional action, including imposition of national limitation amounts and freezes on the otherwise applicable annual Consumer Price Index (“CPI”) updates. For most diagnostic lab tests, the national limitation is now 74.0% of the national median of all local fee schedules established for each test. Under a provision of the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), the cap is set at 100.0% of the median for tests performed after January 1, 2001 that the Secretary determines are new tests for which no limitation amount has previously been established.

Following a five year freeze on CPI updates to the clinical lab fee schedule, there was a 1.2% increase in the fee schedule in 2003. In late 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) again imposed a freeze in the CPI update of the clinical lab fee schedule from 2004 through 2008. The MMA freeze expired December 31, 2008. Pursuant to the Medicare Improvements for Patients and Providers Act of 2008, the CPI update for labs for the years 2009 through 2013 will be reduced by 0.5 percent. After such reduction, the 2009 CPI update to the local clinical laboratory fee schedule is an increase of 4.5 percent.

Separate from clinical diagnostic laboratory services, which generally are reimbursed under the Medicare laboratory fee schedule, many pathology services are reimbursed under the Medicare physician fee schedule. The physician fee schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The physician fee schedule is also subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor would have resulted in significant decreases in payment for most physician services since 2003. However, since that time Congress has intervened repeatedly to prevent these payment reductions, and the conversion factor has been increased or frozen for the subsequent year. Decreases would continue in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to mandate freezes or increases each year. In late 2008, Congress acted to provide a 1.1% increase in physician fee schedule payments in 2009.

The MMA also included a provision requiring CMS to conduct a demonstration program on using competitive acquisition for certain clinical lab tests to determine whether competitive bidding can be used to provide lab services at reduced cost to Medicare. The first demonstration project was scheduled to begin on July 1, 2008 for the greater San Diego, California area. The Medicare Improvement for Patients and Providers Act of 2008 repealed the laboratory competitive demonstration project. Payment reductions from widespread use of competitive acquisition, if implemented for clinical lab services, could have a significant effect on the clinical laboratory industry and the Company. In addition, some states have previously initiated efforts to establish competitive bidding processes for the provision of laboratory services under the State Medicaid program.

Because a significant portion of the Company’s costs are relatively fixed, Medicare, Medicaid and other government program payment reductions could have a direct adverse effect on the Company’s net earnings and cash flows, but the Company cannot predict whether changes that will result in such reductions will be implemented.

Congressional action in 1997 required the Department of Health and Human Services (“HHS”) to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, and replacing local Medicare coverage policies which varied around the country. Since the final rules generally became effective in 2002, the use of uniform policies has improved the Company’s ability to obtain necessary billing information in some cases, but Medicare, Medicaid and private payer diagnosis code requirements continue to negatively impact the Company’s ability to be paid for some of the tests it performs. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

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

Standard Electronic Transactions, Security and Confidentiality of Health Information

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was designed to address issues related to the portability of health insurance. In an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, new regulations were promulgated to protect the privacy and security of certain information. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses (“covered entities”). Five such regulations have been finalized: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; and (v) the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions.

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

The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. Covered entities were required to be in compliance with the HIPAA Security Standard as of April 21, 2005. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. 22 are “addressable” meaning covered entities must assess whether each specification is a reasonable and appropriate safeguard within its environment for protection of electronic protected health information (ePHI) and implement if reasonable and appropriate or document why implementation would not be reasonable and appropriate. Some of the Security Standards are technical in nature and are addressed through policies and procedures for using information systems. The Company believes that it is in compliance with the HIPAA Security Standards in all material respects.

In light of the CMS Guidance and on-going contingency period, the Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company is within the assessment and inventory phase to adopt Version 5010 Transactions and to adopt the ICD-10-CM and ICD-10-PCS Code Sets issued by HHS on January 16, 2009. The compliance date for Version 5010 is January 1, 2012; the compliance date for ICD-10-CM and ICD-10-PCS is October 1, 2013. The Company will continue its assessment of computer systems, applications and processes for compliance with these requirements.

The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for health care providers. The intent of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. The National Provider Identification rule requires that all HIPAA-covered health care providers, whether they are individuals or organizations, must obtain a National Provider Identifier (“NPI”) for use to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number (“UPIN”) - as well as other provider numbers previously assigned by payers and other entities - for the purpose of identifying providers in standard electronic transactions. The Company believes that it is in compliance with the HIPAA National Provider Identification Rule in all material respects.

The total cost associated with the requirements of HIPAA is not expected to be material to the Company’s operations or cash flows. There are, however, many unresolved issues in these areas and future interpretations of HIPAA could impose significant costs on the Company.

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

From time to time, the OIG issues alerts and other guidance on certain practices in the health care industry. Several examples of such guidance documents are described below. In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the “fraud and abuse” laws, including the antikickback law. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering certain laboratory services to renal dialysis centers at prices below fair market value in return for referrals of other tests which are billed to Medicare at higher rates; (iii) providing free testing to physicians’ managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; and (vi) providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG emphasized in the Special Fraud Alert that when one purpose of an arrangement is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the antikickback laws, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

Another issue the OIG has expressed concern about involves the provision of discounts on laboratory services billed to customers in return for the referral of federal health care program business. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on non-federal health care program laboratory tests might violate the antikickback statute. The OIG reasoned that the laboratory could be viewed as providing such discounts to the physician in exchange for referrals by the physician of business to be billed by the laboratory to Medicare at non-discounted rates. The OIG indicated that the arrangement would not qualify for protection under the discount safe harbor because Medicare and Medicaid would not get the benefit of the discount. Similarly, in a 1999 correspondence, the OIG stated that if any direct or indirect link exists between a discount that a laboratory offers to a skilled nursing facility (“SNF”) for tests covered under the Medicare Prospective Payment System (“PPS”) and referrals to the laboratory of tests covered under Medicare Part B (i.e., not covered under a fixed PPS system), then the antikickback statute would be implicated.

The OIG also has issued guidance documents regarding joint venture arrangements that may be viewed as suspect under the antikickback law. These documents have relevance to clinical laboratories that are part of (or are considering establishing) joint ventures with potential referral sources. The first guidance document, which focused on investor referrals to such ventures, was issued in 1989, and another concerning contractual joint ventures, was issued in April 2003. Some of the elements of joint ventures that the OIG identified as “suspect” include: arrangements in which the capital invested by the physicians is disproportionately small and the return on investment is disproportionately large when compared to a typical investment; specific selection of investors who are in a position to make referrals to the venture; and arrangements in which one of the parties to the joint venture expands into a line of business that is dependent on referrals from the other party (sometimes called “shell” joint ventures). In a 2004 advisory opinion, the OIG expressed concern about a proposed joint venture in which a laboratory company would assist physician groups in establishing off-site pathology laboratories. The OIG indicated that the physicians’ financial and business risk in the venture was minimal and that the physicians would contract out substantially all laboratory operations, committing very little in the way of financial, capital, or human resources. The OIG was unable to exclude the possibility that the arrangement was designed to permit the laboratory to pay the physician groups for their referrals, and therefore was unwilling to find that the arrangement fell within a safe harbor or had sufficient safeguards to protect against fraud or abuse.

Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity’s submission of claims to Medicare or Medicaid that are substantially in excess of that individual or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms “usual charges” and “substantially in excess” in ways that may have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fisc,” and that it will continue to use “all tools available ... to address instances where Medicare or Medicaid are charged substantially more than other payers.” Thus, although the OIG did not proceed with its rulemaking, an enforcement action under this statutory exclusion basis is possible and, if pursued, could have an adverse effect on the Company.

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

Drug Testing

Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration (“SAMHSA”) (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of federal government contractors and certain other entities. To the extent that the Company’s laboratories perform such testing, each must be certified as meeting SAMHSA standards. The Company’s Research Triangle Park, North Carolina; Raritan, New Jersey; Houston, Texas; Fort Myers, Florida; and Southaven, Mississippi laboratories are SAMHSA certified.

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

The American Recovery and Reinvestment Act of 2009 may impose additional obligations on health care entities with respect to data privacy and security. The Company is unable to predict the extent to which these new obligations may prove technically difficult, time-consuming or expensive to implement.

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

The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require the Company to provide certain types of information, including demographic information not usually provided to the Company by physicians. As a result of inconsistent application of transaction standards by payers or the Company’s inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments, Version 5010 of the HIPAA Transaction Standards and the ICD-10-CM and ICD-10 PCS Codes Sets, could prove technically difficult, time-consuming or expensive to implement. The Company is working closely with its payers to establish acceptable protocols for claim submission and with its trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

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

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of protected health information;

•	the content of notices of privacy practices for protected health information;

•	administrative, technical and physical safeguards required of entities that use or receive protected health information; and

•	the protection of computing systems maintaining PHI.

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company must comply with the laws of those other countries. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, the Company also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

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

Discontinuation or recalls of existing testing products or failure to develop, or acquire, licenses for new or improved testing technologies, or the Company’s customers using new technologies to perform their own tests, could adversely affect the Company’s business.

From time to time, manufacturers discontinue or recall reagents, test kits or instruments used by the Company to perform laboratory testing. Such discontinuations or recalls could adversely affect the Company’s costs, testing volume and revenue.

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

In addition, advances in technology may lead to the development of more cost-effective technologies such as point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company’s customers could reduce the demand for its laboratory testing services and negatively impact its revenues.

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

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person that ordered the test. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company’s net revenues. For the year ended December 31, 2008, accessions (based on the total volume of accessions excluding the Ontario, Canada joint venture) by payer were:

•	private patients – 2.0%

•	Medicare and Medicaid – 17.3%,

•	commercial clients – 32.4% and

•	managed care – 48.3%.

A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance.

MCOs have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified rates. The majority of the Company’s managed care testing is negotiated on a fee-for-service basis at a discount from its patient prices. Such discounts have historically resulted in price erosion and have negatively impacted the Company’s operating margins. In addition, MCOs have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and MCO agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts shift the risk of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2008, capitated contracts accounted for approximately $180.0 million, or 4.0%, of the Company’s net sales.

Recently, certain managed care companies have adopted or expressed interest in adopting new national or networking managed care laboratory services purchasing models. If the Company is unable to participate in these new models, or if the Company loses a material contract, it could have a material adverse impact on the Company’s net revenues and profitability.

In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. Pursuant to legislation passed in late 2003, the percentage of Medicare beneficiaries enrolled in Medicare managed care plans has increased.

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

A significant increase in the Company’s days sales outstanding levels could increase bad debt expense and have an adverse effect on the Company’s business.

Billing for laboratory services is a complex process. Laboratories bill many different payers including doctors, patients, hundreds of insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. In addition to billing complexities, the Company is experiencing more billing to patients as a result of the growth in billings to managed care fee-for-service plans which have patient copayments, coinsurance and deductibles and an increase in high deductible health plans. With these high deductible health plans, the patient is responsible for more payments prior to insurance covering the cost of care. A material change in the Company’s days sales outstanding level

(“DSO”) resulting in an increase in the Company’s bad debt expense and DSO could have an adverse effect on the Company’s business.

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

The Company’s operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, or acts of terrorism or other criminal activities or disease pandemics. Such events may result in a temporary decline in the number of patients who seek laboratory testing services. In addition, such events may temporarily interrupt the Company’s ability to transport specimens, the Company’s information technology systems, the Company’s ability to utilize certain laboratories or to receive material from its suppliers.

Reimbursement for services may be adversely impacted due to the failure of the Company or covered health plans to satisfy HIPAA standard transaction and code set requirements, including NPI.

The Administrative Simplification provisions of HIPAA have required the Department of Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers (“NPI”). CMS announced that it would require the NPI on Part B professional claims submitted to Medicare after March 1, 2008 or it will reject such claims. The failure of the Company or third parties to meet the NPI requirements for Medicare claims or other covered health plans could have a material adverse impact on the Company’s reimbursement and profitability. The Company has implemented NPI within its claims systems. To the extent that issues related to NPI have arisen with third parties, the Company has resolved such issues without a material adverse impact.

A significant deterioration in the economy could negatively impact testing volumes, cash collections and the availability of credit.

The Company’s operations are dependent upon the ongoing demand for diagnostic testing services by patients, physicians, hospitals, MCOs, and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing as well as the ability of patients and other payers to pay for services ordered. In addition, the ongoing uncertainty in the credit markets could tighten the availability of credit and impact the Company’s ability to meet its financing needs in the future.

Changes in reimbursement by foreign governments and foreign currency exchange fluctuations could have an adverse impact on the Company’s business.

The Company has business and operations outside the United States. Changes by foreign governments in reimbursement for the Company’s services and foreign currency fluctuations could have an adverse impact on the Company’s business.

Item 1B. Unresolved Staff Comments

None

Item 2. PROPERTIES

The Company operates through a national network of primary laboratories, branches, patient service centers and STAT laboratories. The table below summarizes certain information as to the Company’s principal operating and administrative facilities as of December 31, 2008.

Nature of
Location	Occupancy

Primary Laboratories:

Birmingham, Alabama	Leased
Phoenix, Arizona	Leased
Calabasas, California	Leased
Irvine, California	Leased
Los Angeles, California	Leased
San Diego, California	Leased
Aurora, Colorado	Leased
Denver, Colorado	Leased
Stratford, Connecticut	Leased
Ft. Myers, Florida	Leased
Tampa, Florida	Leased
Chicago, Illinois	Leased
Muncie, Indiana	Leased
Eden Prairie, Minnesota	Leased
Kansas City, Missouri	Owned
Cranford, New Jersey	Leased
Raritan, New Jersey	Owned
Burlington, North Carolina	Owned
Research Triangle Park, North Carolina	Leased
Dublin, Ohio	Owned
Oklahoma City, Oklahoma	Leased
Brentwood, Tennessee	Leased
Knoxville, Tennessee	Leased
Memphis, Tennessee	Owned
Austin, Texas	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
San Antonio, Texas	Leased
Salt Lake City, Utah	Leased
Seattle, Washington	Leased
Charleston, West Virginia	Leased
Mechelen, Belgium	Leased
Ontario, Canada	Owned

Corporate Headquarters Facilities:

Burlington, North Carolina	Owned
Burlington, North Carolina	Leased

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

Item 3. LEGAL PROCEEDINGS

The Company was an appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8 million. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case ultimately to the United States Supreme Court. On June 22, 2006, the Supreme Court dismissed the Company’s appeal and the case was remanded to the District Court for further proceedings including resolution of a related declaratory judgment action initiated by the Company addressing the plaintiffs’ claims for post trial damages. In August 2008, the District Court entered judgment in favor of the Company on all claims. Metabolite has appealed the District Court’s judgment. The Company does not expect the resolution of the appeal to have a material adverse effect on its financial position, results of operations or liquidity.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company is also named from time to time in suits brought under the qui tam provisions of the False Claims Act and comparable state laws. These suits typically allege that the Company has made false statements and/or certifications in connection with claims for payment from federal health care programs. They may remain under seal (hence, unknown to the Company) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Such claims are an inevitable part of doing business in the health care field today and, in the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of those qui tam matters presently known to the Company is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LH”. The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock reported on the NYSE Composite Tape.

High	Low

Year Ended December 31, 2007

First Quarter	81.00	65.60
Second Quarter	80.00	71.55
Third Quarter	82.32	71.70
Fourth Quarter	79.64	65.13

Year Ended December 31, 2008

First Quarter	80.77	70.46
Second Quarter	77.95	68.89
Third Quarter	78.29	65.00
Fourth Quarter	71.27	52.93

Holders

On February 19, 2009 there were 507 holders of record of the Common Stock.

Dividends

The Company has not historically paid dividends on its common stock. In addition, the Company’s senior credit facilities place certain limits on the payment of dividends.

Common Stock Performance

The Company’s common stock is traded on the NYSE. The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2003 in each of the Company’s common stock, the Standard & Poor’s (the “S&P”) Composite-500 Stock Index and the S&P 400 Health Care Index (the “Peer Group”) and assuming that all dividends were reinvested.

Comparison of Five Year Cumulative Total Return

	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008
Laboratory Corporation of America Holdings	$100	$135	$146	$199	$204	$174
S&P 500 Index	$100	$111	$116	$135	$142	$90
S&P 400 Health Care Index	$100	$115	$136	$135	$152	$101

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Indexed Stock Price
$250
$200
$150
$100
$50
$0
12/2003
12/2004
12/2005
12/2006
12/2007
12/2008
Laboratory Corporation of America Holdings
S&P 500 Index
S&P 400 Health Care Index

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 31, 2008, by or on behalf of the Company (dollar amounts in millions):

Total Number
of Shares	Maximum
Average	Repurchased	Dollar Value
Total	Price	as Part of	of Shares
Number	Paid	Publicly	that May Yet Be
of Shares	Per	Announced	Repurchased Under
Repurchased	Share	Program	the Program
October 1- October 31	--	$--	--	$95.2
November 1 - November 30	--	--	--	95.2
December 1 - December 31	--	--	--	95.2
Total	--	$--	--

At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. As of December 31, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

Item 6. SELECTED FINANCIAL DATA

The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” as of and for the five-year period ended December 31, 2008 are derived from consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. This data should be read in conjunction with the accompanying notes, the Company’s consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all included elsewhere herein.

	Year Ended December 31,

	2008(a)	2007(b)	2006(c)(d)	2005(e)	2004

	(In millions, except per share amounts)
Statement of Operations Data:
Net Sales	$4,505.2	$4,068.2	$3,590.8	$3,327.6	$3,084.8
Gross profit	1,873.8	1,691.2	1,529.4	1,390.3	1,289.3
Operating income	842.9	777.0	697.1	618.1	598.4
Net earnings	464.5	476.8	431.6	386.2	363.0

Basic earnings per common share	$4.23	$4.08	$3.48	$2.89	$2.60

Diluted earnings per common share	$4.16	$3.93	$3.24	$2.71	$2.45

Basic weighted average common shares outstanding	109.7	116.8	124.1	133.5	139.4

Diluted weighted average common shares outstanding	111.8	121.3	134.7	144.9	150.7
Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$219.7	$166.3	$186.9	$63.1	$206.8
Goodwill and intangible assets, net	2,994.8	2,252.9	2,094.2	2,122.7	1,857.4
Total assets	4,669.5	4,368.2	4,000.8	3,875.8	3,626.1
Long-term obligations(f)	1,721.3	1,667.0	1,157.4	1,148.9	889.3
Total shareholders' equity	1,688.3	1,725.3	1,977.1	1,885.7	1,999.3

(a)   During 2008, the Company recorded net restructuring charges of $32.4 primarily related to work force reductions and the closing of redundant and underutilized facilities. During the third quarter of 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

In the fourth quarter of 2008, the Company recorded a $7.5 cumulative revenue adjustment relating to certain historic overpayments made by Medicare for claims submitted by a subsidiary of the Company. In addition, the Company recorded a $7.1 favorable adjustment to its fourth quarter tax provision relating to tax treaty changes adopted by the United States and Canada.

During the fourth quarter of 2008, the Company recorded charges of approximately $3.7, which related to the acceleration of the recognition of stock compensation and certain defined benefit plan obligations due to the announced retirement of the Company’s Executive Vice President of Corporate Affairs, effective December 31, 2008.

In the second quarter of 2008, the Company recorded a $45.0 increase in its provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased due to the impact of the economy, higher patient deductibles and copayments, and recent acquisitions on the collectibility of accounts receivable balances.

(b)   During 2007, the Company recorded net restructuring charges of $50.6 related to reductions in work force and consolidation of redundant and underutilized facilities.

(c)   Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. As a result of adopting SFAS 123(R), the Company recorded approximately $23.3 in stock compensation expense relating to its stock option and employee stock purchase plans for the year ended December 31, 2006. Net earnings for the year ended December 31, 2006, were reduced by $13.9, net of tax.

(d)   During the second half of 2006, the Company recorded charges of approximately $12.3, primarily related to the acceleration of the recognition of stock compensation due to the announced retirement of the Company’s Chief Executive Officer, effective December 31, 2006. The Company also recorded net restructuring charges of $1.0 in the third quarter of 2006, relating to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations.

(e)  During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan was directed at reducing redundant facilities while maintaining excellent customer service. The Company recorded $11.9 of costs associated with the execution of the integration plan. The Company also recorded a special charge of $5.0 related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

(f)   Long-term obligations primarily includes the Company’s zero-coupon convertible subordinated notes, 5 1/2% senior notes due 2013, 5 5/8% senior notes due 2015, term loan, revolving credit facility and other long-term obligations. The accreted balance of the zero-coupon convertible subordinated notes was $573.5, $564.4, $554.4, $544.4, and $533.7, at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. The balance of the 5 1/2% senior notes, including principal and unamortized portion of a deferred gain on an interest rate swap agreement, was $351.7, $352.2, $352.6, $353.0, and $353.4, at December 31, 2008, 2007, 2006, 2005, and 2004, respectively. The principal balance of the 5 5/8% senior notes was $250.0 at December 31, 2008, 2007, 2006 and 2005 and $0 as of December 31, 2004. The term loan was $475.0 and $500.0 at December 31, 2008 and 2007, respectively, and $0 for all other years presented. The revolving credit facility was $70.8 at December 31, 2008 and $0 for all other years presented. The remainder of other long-term obligations consisted primarily of mortgages payable with balances of $0.3, $0.4, $0.4, $1.5, and $2.2, at December 31, 2008, 2007, 2006, 2005, and 2004, respectively. Long-term obligations exclude amounts due to affiliates.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (in millions)

General

During 2008, the Company continued to strengthen its financial performance through the implementation of the Company’s strategic plan and the expansion of its national platform. The Company has been successful in growing many of its focus areas, in such areas as esoteric testing, disease management and companion diagnostics.

Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. Over a period of several years, the Company will continue to perform more of UnitedHealthcare’s testing. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. Since the inception of this agreement, approximately $74.6 of such transition payments were billed to the Company by UnitedHealthcare and approximately $74.4 had been remitted by the Company. Based on trend rates of the transition payment amounts billed by UnitedHealthcare during 2008 and 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $125.6. The Company is amortizing the total estimated transition costs over the life of the contract.

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying minority interest was recorded as additional minority interest liability and as a reduction to additional paid-in capital in the consolidated financial statements. The contractual value of the put, in excess of the current minority interest of $22.5, totals $98.8 at December 31, 2008.

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

Results of Operations

Effective January 1, 2008, the Company began consolidating the results of its Ontario joint venture. Certain analysis of the Company’s operating results is provided below, excluding the impact of this consolidation, in order to facilitate comparison with the prior period’s results.

Years ended December 31, 2008, 2007, and 2006

Net Sales

	Years Ended December 31,			% Change

	2008	2007	2006	2008	2007

Net Sales
Routine Testing	$2,777.9	$2,671.9	$2,347.6	4.0%	13.8%
Genomic and Esoteric	1,478.3	1,396.3	1,243.2	5.9%	12.3%
Ontario, Canada	249.0	--	--	100.0%	--%

Total	$4,505.2	$4,068.2	$3,590.8	10.7%	13.3%

	Number of Accessions Years Ended December 31,			% Change

	2008	2007	2006	2008	2007

Volume
Routine Testing	86.0	85.4	76.7	0.7%	11.3%
Genomic and Esoteric	23.7	21.9	18.8	8.2%	16.5%
Ontario, Canada	8.0	--	--	100.0%	--%

Total	117.7	107.3	95.5	9.7%	12.3%

	Price Per Accession(“PPA”) Years Ended December 31,			% Change

	2008	2007	2006	2008		2007

Price
Routine Testing	$32.30	$31.29	$30.60	3.2%		2.3%
Genomic and Esoteric	$62.49	$63.76	$66.14	(2.0%	)	(3.6%	)
Ontario, Canada	$30.92	$--	$--	100.0%		--%
Total	$38.28	$37.92	$37.59	0.9%		0.9%

The increase in net sales for the three years ended December 31, 2008 has been driven primarily by volume growth in the Company’s Managed Care business, the impact of acquisitions and the Company’s continued shift in test mix to higher priced genomic and esoteric tests. Excluding the Ontario operation, Managed Care revenue as a percentage of net sales has increased from 42.6% in 2006 to 44.5% in 2008. Excluding the Ontario operation,the Company’s genomic and esoteric volume increased as a percentage of accessions from 19.7% in 2006 to 21.6% in 2008. During the fourth quarter of 2008, the Company recorded a $7.5 cumulative revenue adjustment relating to certain historic overpayments made by Medicare for claims submitted by a subsidiary of the Company. Net sales of the Ontario joint venture were $249.0 for the twelve months ended December 31, 2008.

Cost of Sales

Years Ended December 31,	% Change
2008	2007	2006	2008	2007
Cost of sales	$2,631.4	$2,377.0	$2,061.4	10.7%	15.3%
Cost of sales as a % of sales	58.4%	58.4%	57.4%

Cost of sales, which includes primarily laboratory and distribution costs, has increased over the three year period ended December 31, 2008 primarily due to increased volume in the Company’s Managed Care business, the impact of acquisitions and the continued shift in test mix to higher cost genomic and esoteric testing. As a percentage of sales, cost of sales has increased during the three year period ended December 31, 2008 from 57.4% in 2006 to 58.4% in 2008 and 2007. Excluding the Ontario operation, cost of sales as a percentage of net sales was 59.1% for 2008. The increase in cost of sales from 2007 to 2008 as a percentage of net sales is primarily due to increases in the cost of materials, which is caused by shifts in the Company’s test mix. From 2006 to 2007, the increase in cost of sales was driven by the Company’s roll-out of patient service centers and other customer service infrastructure, along with increases in cost of materials due to shifts in the Company’s test mix. Labor and testing supplies comprise over 75% of the Company’s cost of sales.

Selling, General and Administrative Expenses

Years Ended December 31,	% Change
2008	2007	2006	2008	2007

Selling, general and

administrative expenses	$935.1	$808.7	$779.1	15.6%	3.8%
SG&A as a % of sales	20.8%	19.9%	21.7%

Total selling, general and administrative expenses (“SG&A”) as a percentage of sales over the three year period ended December 31, 2008 have ranged from 21.7% to 19.9%. Excluding the Ontario operation, SG&A as a percentage of net sales was 21.0% for 2008. Bad debt expense increased to 6.2% of net sales in 2008 as compared with 4.8% in 2007 primarily due to an increase of $45.0 in the Company’s provision for doubtful accounts recorded in the second quarter of 2008, due to the impact of the economy, higher patient deductibles and copayments, and recent acquisitions on the collectibility of accounts receivable balances. During the fourth quarter of 2008, the Company also recorded charges of $3.7 related to the acceleration of the recognition of stock compensation and certain defined benefit plan obligations due to the retirement of the Company’s Executive Vice President of Corporate Affairs which was effective December 31, 2008. From 2006 to 2007, the decrease in SG&A as a percentage of net sales was due to 2006 including charges of $12.3 primarily related to the acceleration of the recognition of stock compensation due to the retirement of the Company’s Chief Executive Officer, which was effective December 31, 2006. In addition, the Managed Care volume and revenue growth in 2007 drove an increase in net sales of $477.4, or 13.3%, while the Company controlled costs and also made reductions in work force.

Amortization of Intangibles and Other Assets

Years Ended December 31,	% Change
2008	2007	2006	2008	2007

Amortization of intangibles

and other assets	$57.9	$54.9	$52.2	5.5%	5.2%

The increase in amortization of intangibles and other assets over the three year period ended December 31, 2008 primarily reflects certain acquisitions closed during 2008 and 2007.

Restructuring and Other Special Charges

Years Ended December 31,
2008	2007	2006

Restructuring and other

special charges	$37.9	$50.6	$1.0

During 2008, the Company recorded charges primarily related to work force reductions and the closing of redundant and underutilized facilities. For 2008, the Company recorded net restructuring charges of $32.4. Of this amount, $20.9 related to severance and other employee costs in connection with the general work force reductions and $13.4 related to contractual obligations associated with leased facilities and equipment. The Company also recorded a credit of $1.9, comprised of $1.2 of previously recorded facility costs and $0.7 of employee severance benefits relating to changes in cost estimates accrued in prior periods. These restructuring initiatives are expected to provide annualized cost savings of approximately $62.0.

During the third quarter of 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

During 2007, the Company recorded charges related to reductions in work force and consolidation of redundant and underutilized facilities. For 2007, the Company recorded net restructuring charges of $50.6. Of this amount, $24.8 related to employee severance benefits for employees primarily in management, administrative, technical, service and support functions and $19.4 related to contractual obligations and other costs associated with the closure of facilities. The charges also included a write-off of approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the year and $0.9 related to settlement of a preacquisition employment liability. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

During the third quarter of 2006, the Company recorded net restructuring charges of $1.0 related to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations. This net charge was the result of a charge of $2.4 related to employee severance benefits for employees primarily in administrative and support functions, and a credit of $1.4 related to occupying a testing facility that had previously been shut down.

Interest Expense

Years Ended December 31,	% Change
2008	2007	2006	2008	2007
Interest expense	$72.0	$56.6	$47.8	27.2%	18.4%

The increase in interest expense for 2008 as compared to 2007 was primarily due to borrowings outstanding under the Term Loan Facility since October 2007 and the Revolving Facility that totaled $475.0 and $70.8, respectively, at December 31, 2008. The increase in interest expense for 2007 as compared to 2006 was driven primarily by borrowings under the five-year, $500.0 Term Loan Facility in October 2007.

Income from Joint Venture Partnerships

Years Ended December 31,	% Change
2008	2007	2006	2008	2007

Income from joint

venture partnerships	$14.4	$77.9	$66.7	(81.5)%	16.8%

Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships. During 2007 and 2006, a significant portion of this income was derived from investments in Ontario and Alberta, Canada, and was earned in Canadian dollars. Effective January 1, 2008, the income from the Ontario operation is included in the consolidated operating results of the Company, which is the primary reason for the lower income from investments in joint venture partnerships in 2008 as compared with 2007. From 2006 to 2007, the increase in income from the investments in joint venture partnerships was driven by improvement in operational performance and favorable exchange rates.

Income Tax Expense

Years Ended December 31,
2008	2007	2006
Income tax expense	$307.9	$325.5	$289.3

Income tax expense as a %

of income before tax	39.9%	40.6%	40.1%

The effective tax rate for 2008 was favorably impacted by the fifth protocol amending the existing tax treaty with Canada entered into force December 15, 2008. A net reduction of $7.1 of the Company’s income tax expense was recorded to reflect the impact of amending prior period income tax returns as a result of this treaty change. The increase in the effective tax rate for 2007 as compared to 2006 was primarily the result of higher foreign related earnings.

Liquidity, Capital Resources and Financial Position

The Company’s strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company’s principal source of liquidity is operating cash flow. This cash-generating capability is one of the Company’s fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. In addition, the Company has senior unsecured credit facilities that are further discussed in “Note 12 to Consolidated Financial Statements.”

Operating Activities

In 2008, the Company’s operations provided $780.9 of cash, net of $42.4 in transition payments to UnitedHeathcare, reflecting the Company’s solid business results. The growth in the Company’s cash flow from operations primarily resulted from improved cash collections and lower payments for income taxes of $60.6 ($211.8 in 2008 as compared with $272.4 in 2007). The Company continued to focus on efforts to increase cash collections from all payers, as well as on-going improvements to the claim submission processes.

The Company did not make any contributions to its defined benefit pension plan in 2008, 2007 and 2006. However, based upon the underlying value of the defined pension plan’s assets and the amount of the pension plan’s benefit obligation as of December 31, 2008, the Company plans to contribute $54.8 to the defined benefit pension plan during 2009.

Due to the stock market’s performance in 2008, the fair value of assets in the defined pension plan decreased significantly from January 1, 2008 to December 31, 2008. As a result, the Company’s projected pension expense for the defined pension plan and the nonqualified supplemental retirement plan is expected to increase from $19.5 in 2008 to $34.2 in 2009. See “Note 17 to the Consolidated Financial Statements” for a further discussion of the Company’s pension and postretirement plans.

Investing Activities

Capital expenditures were $156.7, $142.6 and $115.9 for 2008, 2007 and 2006, respectively. The Company expects capital expenditures of approximately $130.0 in 2009. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

The Company remains committed to growing its business through strategic acquisitions and licensing agreements. The Company has invested a total of $603.1 over the past three years in strategic business acquisitions. These acquisitions have helped strengthen the Company’s geographic presence along with expanding capabilities in the specialty testing businesses. The Company believes the acquisition market remains attractive, especially in light of recent credit market corrections, with a number of opportunities to strengthen its scientific capabilities, grow esoteric testing capabilities and increase presence in key geographic areas.

The Company has invested a total of $2.1 over the past three years in licensing new testing technologies and had $40.5 net book value of capitalized patents, licenses and technology at December 31, 2008. While the Company continues to believe its strategy of entering into licensing and technology distribution agreements with the developers of leading-edge technologies will provide future growth in revenues, there are certain risks associated with these investments. These risks include, but are not limited to, the risk that the licensed technology will not gain broad acceptance in the marketplace; or that insurance companies, managed care organizations, or Medicare and Medicaid will not approve reimbursement for these tests at a level commensurate with the costs of running the tests. Any or all of these circumstances could result in impairment in the value of the related capitalized licensing costs.

Financing Activities

On October 26, 2007, the Company entered into senior unsecured credit facilities totaling $1,000.0. The credit facilities consist of a five-year Revolving Facility in the principal amount of $500.0 and a five-year, $500.0 Term Loan Facility. The balances outstanding on the Company’s Term Loan Facility at December 31, 2008 and 2007 were $475.0 and $500.0, respectively. The balances outstanding on the Company’s Revolving Facility at December 31, 2008 and 2007 were $70.8 and $0.0, respectively. The senior unsecured credit facilities bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services.

The senior credit facilities contain certain debt covenants, which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The covenants also restrict the payment of dividends. The Company is in compliance with all covenants at December 31, 2008.

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

On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. Under the swap the Company will, on a quarterly basis, pay a fixed rate of interest (2.92%) and receive a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $13.5 at December 31, 2008 and is included in other liabilities in the consolidated balance sheet. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation given the strong creditworthiness of the counterparty to the agreement.

As of December 31, 2008, the interest rates on the Term Loan Facility and the Revolving Facility were 3.67% and 1.89%, respectively.

During 2008, the Company repurchased $330.6 of stock representing 4.6 shares. As of December 31, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

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

Credit Ratings

The Company’s debt ratings of Baa3 from Moody’s and BBB from Standard and Poor’s contribute to its ability to access capital markets.

Contractual Cash Obligations

	Payments Due by Period

	Total	2009	2010- 2011	2012- 2013	2014 and thereafter

Operating lease obligations	$376.6	$100.8	$136.2	$71.4	$68.2
Contingent future licensing payments (a)	52.0	2.7	7.6	13.9	27.8
Minimum royalty payments	24.1	6.8	8.0	5.8	3.5
Minimum purchase obligations	20.0	10.0	10.0	--	--
Zero-coupon subordinated notes (b)	573.5	--	573.5	--	--
Scheduled interest payments on Senior Notes	185.1	33.3	66.7	57.0	28.1
Term loan and revolving credit facility	545.8	120.8	125.0	300.0	--
Long-term debt, other than term loan, revolving credit facility and zero-coupon subordinated notes	602.0	0.5	1.0	350.5	250.0

Total contractual cash obligations(c)(d)(e)	$2,379.1	$274.9	$928.0	$798.6	$377.6

(a)

Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)

Holders of the zero-coupon subordinated notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2011 at $819.54 per note ($604.7 in the aggregate). Should the holders put the notes to the Company on that date, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary. As announced by the Company on January 6, 2009, the zero-coupon subordinated notes may not be converted during the period of January 1, 2009 through March 31, 2009 because the common stock trading price conversion feature of the zero-coupon subordinated notes was not triggered by fourth quarter 2008 trading prices. See “Note 12 to Consolidated Financial Statements” for further information regarding the Company’s zero-coupon subordinated notes.

(c)

The table does not include obligations under the Company’s pension and postretirement benefit plans, which are included in “Note 17 to Consolidated Financial Statements.” Benefits under the Company’s postretirement medical plan are made when claims are submitted for payment, the timing of which are not practicable to estimate. The Company plans to contribute $54.8 to the defined benefit pension plan during 2009.

(d)

The table does not include the Company’s contingent obligation to reimburse up to $200.0 in transition costs during the first three years of the UnitedHealthcare contract. The Company anticipates that it has approximately $51.2 remaining to be paid out on this contingent obligation.

(e)

The table does not include the Company’s reserves for unrecognized tax benefits. The Company had an $86.7 and $66.5 reserve for unrecognized tax benefits, including interest and penalties, at December 31, 2008 and 2007, respectively, which is included in “Note 14 to Consolidated Financial Statements.” Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Consolidated Balance Sheets at December 31, 2008 and 2007.

Off-Balance Sheet Arrangements

The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off balance sheet financing other than normal operating leases.

Other Commercial Commitments

At December 31, 2008, the Company provided letters of credit aggregating approximately $97.4, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s contract with UnitedHealthcare. The UnitedHealthcare contract requires that the Company provide a $50.0 letter of credit, as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs during the first three years of the contract. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying minority interest was recorded as additional minority interest liability and as a reduction to additional paid-in capital in the consolidated financial statements. The contractual value of the put, in excess of the current minority interest of $22.5, totals $98.8 at December 31, 2008.

At December 31, 2008, the Company was a guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a remaining term of approximately three years.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. Beginning in 2009, the Company will report minority interests in subsidiaries as equity in accordance with SFAS No. 160.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Beginning in the first quarter of 2009, the Company will provide the additional disclosures in accordance with SFAS 161.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement will have a material impact on its consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132(R). The objectives of the disclosures about plan assets in an employers’ defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. An employer should consider those overall objectives in providing detailed disclosures about plan assets. FSP 132(R)-1 is effective for years ending after December 15, 2009. Early application is permitted. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative periods. The Company is currently evaluating the impact the adoption of FSP 132(R)-1 could have on its consolidated financial statements.

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

Revenue recognition and allowance for doubtful accounts

Revenue is recognized for services rendered when the testing process is complete and test results are reported to the ordering physician. The Company’s sales are generally billed to three types of payers – clients, patients and third parties, such as managed care companies, Medicare and Medicaid. For clients, sales are recorded on a fee-for-service basis at the Company’s client list price, less any negotiated discount. Patient sales are recorded at the Company’s patient fee schedule, net of any discounts negotiated with physicians on behalf of their patients. The Company bills third-party payers in two ways – fee-for-service and capitated agreements. Fee-for-service third-party payers are billed at the Company’s patient fee schedule amount, and third-party revenue is recorded net of contractual discounts. These discounts are recorded at the transaction level at the time of sale based on a fee schedule that is maintained for each third-party payer. The majority of the Company’s third-party sales are recorded using an actual or contracted fee schedule at the time of sale. For the remaining third-party sales, estimated fee schedules are maintained for each payer. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to revenue. These adjustments are not material to the Company’s results of operations in any period presented. The Company periodically adjusts these estimated fee schedules based upon historical payment trends. Under capitated agreements with managed care companies, the Company recognizes revenue based on a negotiated monthly contractual rate for each member of the managed care plan regardless of the number or costs of services performed.

The Company has a formal process to estimate and review the collectibility of its receivables based on the period of time they have been outstanding. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level. The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectibility of its receivables. Accounts are written off against the allowance for doubtful accounts based on the Company’s write-off policy (e.g., when they are deemed to be uncollectible). In the determination of the appropriate level of the allowance, accounts are progressively reserved based on the historical timing of cash collections relative to their respective aging categories within the Company’s receivables. These collection and reserve processes, along with the close monitoring of the billing process, help reduce the risks of material revisions to reserve estimates resulting from adverse changes in collection or reimbursement experience. The following table presents the percentage of the Company’s net accounts receivable outstanding by aging category at December 31, 2008 and 2007:

Days Outstanding	2008	2007
0 – 30	43.6%	42.5%
31 – 60	19.2%	22.2%
61 – 90	11.3%	10.6%
91 – 120	7.4%	7.6%
121 – 150	4.4%	4.7%
151 – 180	4.1%	3.7%
181 – 270	8.2%	7.3%
271 – 360	1.5%	1.2%
Over 360	0.3%	0.2%

The above table excludes the Ontario operation’s percentage of net accounts receivable outstanding by aging category. The provincial government is the primary customer of the Ontario operation. The Company believes that including the aging for Ontario would not be representative of the majority of the accounts receivable by aging category for the Company.

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

The Company’s net pension cost is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined benefit retirement plans were a 6.5% discount rate and an 8.5% expected long-term rate of return on plan assets as of December 31, 2008.

Discount Rate

The Company uses a laddered bond portfolio model to develop a discount rate assumption used to value the benefit obligations of its retirement plans. The Company follows paragraph 186 of Financial Accounting Standard 106 in developing this rate. The Company obtains information on high-quality corporate (AA rating or higher) bonds from a nationally recognized credit rating agency with maturities that match the anticipated cash outflows of each plan. These bonds are then reviewed and outliers are discarded. The results of this analysis form the basis for the discount rate assumption used by the Company. A one percentage point reduction in the discount rate would have resulted in an increase in 2008 retirement plan expense of $3.6.

Return on Plan Assets

In establishing its expected return on plan assets assumption, the Company reviews its asset allocation and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2008 pension expense of $2.6.

Net pension cost for 2008 was $19.5, including the impact of the $1.7 non-recurring executive retirement charge, as compared with $14.5 in 2007. Due to the stock market’s performance in 2008, the fair value of assets in the Company Plan decreased significantly from January 1, 2008 to December 31, 2008. As a result, the Company’s projected pension expense for the Company Plan and the nonqualified supplemental retirement plan is expected to increase from $19.5 in 2008 to $34.2 in 2009.

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

5.

failure to comply with HIPAA, including changes to federal and state privacy and security obligations and changes to HIPAA, which could result in increased costs, denial of claims and/or significant fines;

6.

failure of third-party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, (including NPI), which could result in an interruption in the Company’s cash flow;

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

12.	failure to effectively integrate and/or manage newly acquired businesses and the cost related to such integration;

13.	adverse results in litigation matters;

14.	inability to attract and retain experienced and qualified personnel;

15.	failure to maintain the Company’s days sales outstanding and/or bad debt expense levels;

16.	decrease in the Company’s credit ratings by Standard & Poor’s and/or Moody’s;

17.	discontinuation or recalls of existing testing products;

18.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

19.

inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

20.	changes in government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests;

21.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

22.

the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

23.

failure in the Company’s information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology and connectivity requirements;

24.	failure of the Company’s financial information systems resulting in failure to meet required financial reporting deadlines;

25.	failure of the Company’s disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

26.	business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters and terrorism or other criminal acts;

27.	liabilities that result from the inability to comply with corporate governance requirements;

28.

significant deterioration in the economy or financial markets could negatively impact the Company’s testing volumes, cash collections and the availability of credit for general liquidity or other financing needs; and

29.	changes in reimbursement by foreign governments and foreign currency fluctuations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company’s Ontario, Canada consolidated joint venture operates in Canada and, accordingly, the earnings and cash flow generated from the Ontario operation are subject to a certain amount of foreign currency exchange risk.

The Alberta, Canada joint venture partnership operates in Canada and remits the Company’s share of partnership income in Canadian Dollars. Accordingly, the cash flow received from this affiliate is subject to a certain amount of foreign currency exchange risk.

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

The Company excluded its Ontario, Canada operations from its assessment of internal control over financial reporting as of December 31, 2008 because our control over this operation was acquired by the Company in a purchase business combination during 2008. The total assets and total revenues of the Ontario operations represent 3.4% and 5.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this annual report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as stated in its report, which is included herein immediately preceding the Company’s audited financial statements.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2009 (the “2009 Proxy Statement”) under the caption “Election of Directors.” Information regarding executive officers is set forth in Item 1 of the 2009 Proxy Statement under the caption “Executive Officers.”

Information concerning the Company’s Audit Committee and regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated by reference to the Company’s 2009 Proxy Statement under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and its Committees – Audit Committee.”

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

The Company has carefully reviewed its Guidelines and Code and believes that they comply with the provisions of the Sarbanes-Oxley Act of 2002, the rules of the Commission, and the NYSE’s corporate governance listing standards regarding corporate governance policies and processes.

The Audit Committee of the Board of Directors further concluded that Wendy E. Lane has been identified as an “audit committee financial expert” as defined by Commission rules and has the “accounting or related financial management expertise” required by the Listing Standards.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Executive Compensation” and “Director Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Note 15 to the Consolidated Financial Statements” for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference to information in the 2009 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information in the 2009 Proxy Statement under the captions “Election of Directors” and “Related Party Transactions”.

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the caption “Principal Accountant Fees and Services.”

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

Exhibits:

Exhibits 10.1 through 10.4, 10.7 through 10.8, 10.22 through 10.23, and 10.25 through 10.29 are management contracts or compensatory plans or arrangements.

3.1	-

Amended and Restated Certificate of Incorporation of the Company dated May 24, 2001 (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

3.2	-	Amended and Restated By-Laws of the Company dated March 25, 2008 (incorporated herein by reference to the Company’s current report on Form 8-K, filed with the Commission on March 31, 2008).
4.1	-	Specimen of the Company’s Common Stock Certificate (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2	-

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

Indenture dated as of December 5, 2005, between the Company and The Bank of New York, as trustee (Senior Debt Securities) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 14, 2005).

4.8	-

Indenture, dated as of October 23, 2006, between the Company and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2006).

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

$350 Million Credit Agreement dated January 13, 2005 among the Company, the lenders named therein and Credit Suisse First Boston and UBS Securities LLC, as Co-Lead Arrangers (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

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

DIANON Systems, Inc. 1996 Stock Incentive Plan, DIANON Systems, Inc. 1999 Stock Incentive Plan, DIANON Systems, Inc. 2000 Stock Incentive Plan, DIANON Systems, Inc. 2001 Stock Incentive Plan, and UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on January 21, 2003, File No. 333-102602).

10.22	-	Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.23	-

First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.24	-

Laboratory Corporation of America Holdings Shelf Registration for the sale of senior or subordinated debt securities, preferred stock, common stock or warrants to purchase our debt securities, preferred stock and common stock (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on December 5, 2005, File No. 333-130141).

10.25	-

Third Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

10.26	-	Second Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).
10.27	-	First Amendment to the Performance Award Agreement dated March 1, 2005 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.28	-

Third Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.29	-	Consulting Agreement between Thomas P. Mac Mahon and the Company dated July 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2006).
10.30	-	Amendment No. 1, dated as of September 21, 2006, to the Company’s Credit Agreement dated January 13, 2005 among the Company, the Lenders, and Credit Suisse, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10.31	-

$1 Billion Credit Agreement dated as of October 26, 2007, among the Company, the lenders named therein and Credit Suisse, as Administrative Agent, and Credit Suisse Securities (USA) LLC, as Bookrunner and Lead Arranger (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

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

10.34	-

Fourth Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.35	-

Laboratory Corporation of America Holdings Amendment to Master Senior Executive Severance Plan Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.36	-	Laboratory Corporation of America Holdings 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2008).
10.37	-	Consulting Agreement between Bradford T. Smith and the Company dated October 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2008).
10.38	-

Consulting Agreement between Myla P. Lai-Goldman, M.D. and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009).

12.1*	-	Ratio of earnings to fixed charges

21*	-	List of Subsidiaries of the Company
23.1*	-	Consent of PricewaterhouseCoopers LLP
24.1*	-	Power of Attorney of Thomas P. Mac Mahon
24.2*	-	Power of Attorney of Kerrii B. Anderson
24.3*	-	Power of Attorney of Jean-Luc Bélingard
24.4*	-	Power of Attorney of Wendy E. Lane
24.5*	-	Power of Attorney of Robert E. Mittelstaedt, Jr.
24.6*	-	Power of Attorney of Arthur H. Rubenstein
24.7*	-	Power of Attorney of M. Keith Weikel
24.8*	-	Power of Attorney of R. Sanders Williams, M.D.
24.9*	-	Power of Attorney of Bradford T. Smith
31.1*	-	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	-	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	-	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

                                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

By:/s/ DAVID P. KING

David P. King
President and Chief Executive Officer

Dated: February 24, 2009

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 24, 2009 in the capacities indicated.

Signature	Title

/s/ DAVID P. KING	President and Chief Executive Officer (Principal
David P. King	Executive Officer)

/s/ WILLIAM B. HAYES	Executive Vice President,
William B. Hayes	Chief Financial Officer and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS P. MAC MAHON*	Chairman of the Board of Directors

Thomas P. Mac Mahon

/s/ BRADFORD T. SMITH*	Director

Bradford T. Smith

/s/ KERRII B. ANDERSON*	Director

Kerrii B. Anderson

/s/ JEAN-LUC BÉLINGARD*	Director

Jean-Luc Bélingard

/s/ WENDY E. LANE*	Director

Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*	Director

Robert E. Mittelstaedt, Jr.

/s/ ARTHUR H. RUBENSTEIN.*	Director

Arthur H. Rubenstein

/s/ M. KEITH WEIKEL*	Director

M. Keith Weikel

/s/ R. SANDERS WILLIAMS, M.D.*	Director

R. Sanders Williams, M.D.

* F. Samuel Eberts III, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:	/s/ F. SAMUEL EBERTS III
F. Samuel Eberts III
Attorney-in-fact

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:

II - Valuation and Qualifying Accounts and Reserves	F-34

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Laboratory Corporation of America Holdings:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Controls Over Financial Reporting appearing under Item 9A, management has excluded its Ontario, Canada operations from its assessment of internal control over financial reporting as of December 31, 2008 because control over this operation was acquired by the Company in a purchase business combination during 2008. We have also excluded the Ontario, Canada operations from our audit of internal control over financial reporting. The total assets and total revenues of the Ontario operations represent 3.4% and 5.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

PricewaterhouseCoopers LLP

Greensboro, North Carolina

February 25, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$219.7	$56.4
Short-term investments	--	109.9
Accounts receivable, net of allowance for doubtful accounts of $161.0 and $92.5 at December 31, 2008 and 2007, respectively	631.6	623.2
Supplies inventories	91.0	80.4
Prepaid expenses and other	83.8	67.6
Deferred income taxes	6.7	--

Total current assets	1,032.8	937.5

Property, plant and equipment, net	496.4	439.2
Goodwill, net	1,772.2	1,639.5
Intangible assets, net	1,222.6	613.4
Investments in joint venture partnerships	72.0	683.0
Other assets, net	73.5	55.6

Total assets	$4,669.5	$4,368.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$159.7	$134.2
Accrued expenses and other	266.4	239.6
Deferred income taxes	--	4.6
Short-term borrowings and current portion of long-term debt	120.8	589.5

Total current liabilities	546.9	967.9

Long-term debt, less current portion	1,600.5	1,077.5
Deferred income taxes and other tax liabilities	522.9	506.8
Other liabilities	189.6	90.7

Total liabilities	2,859.9	2,642.9

Commitments and contingent liabilities	--	--
Minority interest	121.3	--

Shareholders' equity:
Common stock, 108.2 and 111.0 shares outstanding at
December 31, 2008 and December 31, 2007, respectively	12.8	13.2
Additional paid-in capital	22.0	245.5
Retained earnings	2,600.0	2,243.7
Less common stock held in treasury	(929.8)	(897.1)
Accumulated other comprehensive (loss) earnings	(16.7)	120.0

Total shareholders' equity	1,688.3	1,725.3

Total liabilities and shareholders' equity	$4,669.5	$4,368.2

The accompanying notes are an integral part of these consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Years Ended December 31,

	2008	2007	2006

Net sales	$4,505.2	$4,068.2	$3,590.8
Cost of sales	2,631.4	2,377.0	2,061.4

Gross profit	1,873.8	1,691.2	1,529.4

Selling, general and administrative expenses	935.1	808.7	779.1
Amortization of intangibles and other assets	57.9	54.9	52.2
Restructuring and other special charges	37.9	50.6	1.0

Operating income	842.9	777.0	697.1

Other income (expenses):
Interest expense	(72.0)	(56.6)	(47.8)
Income from joint venture partnerships, net	14.4	77.9	66.7
Investment income	2.5	5.4	7.7
Other, net	(2.1)	(1.4)	(2.8)

Earnings before minority interest and income taxes	785.7	802.3	720.9
Minority interest	(13.3)	--	--

Earnings before income taxes	772.4	802.3	720.9

Provision for income taxes	307.9	325.5	289.3

Net earnings	$464.5	$476.8	$431.6

Basic earnings per common share	$4.23	$4.08	$3.48

Diluted earnings per common share	$4.16	$3.93	$3.24

The accompanying notes are an integral part of these consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders' Equity

BALANCE AT DECEMBER 31, 2005	$14.8	$1,339.7	$1,336.3	$(888.5)	$(6.9)	$90.3	$1,885.7
Comprehensive earnings:
Net earnings	--	--	431.6	--	--	--	431.6
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	(1.1)	(1.1)
Tax effect of other comprehensive loss adjustments	--	--	--	--	--	0.4	0.4

Comprehensive earnings							430.9
Adoption of FASB Statement No. 158, net of tax	--	--	--	--	--	(30.9)	(30.9)
Issuance of common stock under employee stock plans	0.2	91.8	--	--	--	--	92.0
Surrender of restricted stock awards	--	--	--	(3.1)	--	--	(3.1)
Reversal of unamortized deferred compensation balance	--	(6.9)	--	--	6.9	--	--
Stock compensation	--	52.7	--	--	--	--	52.7
Income tax benefit from stock options exercised	--	11.3	--	--	--	--	11.3
Purchase of common stock	(0.6)	(460.9)	--	--	--	--	(461.5)

BALANCE AT DECEMBER 31, 2006	$14.4	$1,027.7	$1,767.9	$(891.6)	$--	$58.7	$1,977.1
Comprehensive earnings:
Net earnings	--	--	476.8	--	--	--	476.8
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	96.9	96.9
Net benefit plan adjustments	--	--	--	--	--	4.0	4.0
Tax effect of other comprehensive earnings adjustments	--	--	--	--	--	(39.6)	(39.6)

Comprehensive earnings							538.1
Issuance of common stock under employee stock plans	0.1	77.5	--	--	--	--	77.6
Surrender of restricted stock awards	--	--	--	(5.5)	--	--	(5.5)
Adoption of FIN 48	--	0.5	(1.0)	--	--	--	(0.5)
Conversion of zero-coupon convertible debt	--	0.7	--	--	--	--	0.7
Stock compensation	--	35.4	--	--	--	--	35.4
Income tax benefit from stock options exercised	--	26.6	--	--	--	--	26.6
Purchase of common stock	(1.3)	(922.9)	--	--	--	--	(924.2)

BALANCE AT DECEMBER 31, 2007	$13.2	$245.5	$2,243.7	$(897.1)	$--	$120.0	$1,725.3
Comprehensive earnings:
Net earnings	--	--	464.5	--	--	--	464.5
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	--	(129.6)	(129.6)
Interest rate swap adjustments	--	--	--	--	--	(13.5)	(13.5)
Net benefit plan adjustments	--	--	--	--	--	(81.0)	(81.0)
Tax effect of other comprehensive earnings adjustments	--	--	--	--	--	87.4	87.4

Comprehensive earnings							327.8
Issuance of common stock under employee stock plans	0.1	64.3	--	--	--	--	64.4
Surrender of restricted stock awards and performance shares	--	--	--	(32.7)	--	--	(32.7)
Conversion of zero-coupon convertible debt	--	0.1	--	--	--	--	0.1
Stock compensation	--	36.2	--	--	--	--	36.2
Value of minority interest put	--	(123.0)	--	--	--	--	(123.0)
Income tax benefit from stock options exercised	--	20.8	--	--	--	--	20.8
Purchase of common stock	(0.5)	(221.9)	(108.2)	--	--	--	(330.6)

BALANCE AT DECEMBER 31, 2008	$12.8	$22.0	$2,600.0	$(929.8)	$--	$(16.7)	$1,688.3

The accompanying notes are an integral part of these consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Years Ended December 31,

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$464.5	$476.8	$431.6
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	179.7	162.8	155.0
Stock compensation	36.2	35.4	52.7
Loss on sale of assets	1.1	0.2	0.8
Accreted interest on zero-coupon
subordinated notes	11.3	11.1	10.9
Cumulative earnings in excess of
distribution from joint venture partnerships	(0.6)	(8.6)	(1.0)
Deferred income taxes	69.6	26.5	36.7
Minority interest	13.3	--	--
Change in assets and liabilities (net of
effects of acquisitions):
(Increase) decrease in accounts receivable, net	28.0	(78.7)	(47.9)
(Increase) decrease in inventories	(8.6)	4.8	(18.8)
Increase in prepaid expenses and other	(15.1)	(16.3)	(16.0)
Increase (decrease) in accounts payable	15.9	33.9	(17.6)
Increase (decrease) in accrued expenses and other	(14.4)	61.8	45.9

Net cash provided by operating activities	780.9	709.7	632.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(156.7)	(142.6)	(115.9)
Proceeds from sale of assets	0.5	1.4	0.9
Deferred payments on acquisitions	(4.1)	(2.8)	(4.0)
Purchases of short-term investments	(72.8)	(1,777.9)	(1,589.7)
Proceeds from sale of short-term investments	182.7	1,803.4	1,472.0
Acquisition of licensing technology	(0.8)	(0.7)	(0.6)
Acquisition of businesses, net of cash acquired	(344.8)	(222.3)	(36.0)

Net cash used for investing activities	(396.0)	(341.5)	(273.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	--	500.0	--
Proceeds from credit facilities	145.2	240.0	95.0
Payments on credit facilities	(74.4)	(240.0)	(95.0)
Payments on term loan	(25.0)	--	--
Payments on zero-coupon subordinated notes	(2.1)	--	--
Bank overdraft	5.0	(34.9)	34.9
Payments on other long-term debt	(0.1)	(0.1)	(1.2)
Payment of debt issuance costs	(0.1)	(5.8)	--
Payments on long-term lease obligations	--	--	(1.8)
Minority interest distributions	(14.0)	--	--
Excess tax benefits from stock based compensation	16.2	20.7	9.1
Purchase of common stock	(333.6)	(921.2)	(476.5)
Net proceeds from issuance of stock to employees	64.4	77.6	82.0

Net cash used for financing activities	(218.5)	(363.7)	(353.5)

Effect of exchange rate changes on cash and cash equivalents	(3.1)	0.4	0.6

Net increase in cash and cash equivalents	163.3	4.9	6.1
Cash and cash equivalents at beginning of year	56.4	51.5	45.4

Cash and cash equivalents at end of year	$219.7	$56.4	$51.5

The accompanying notes are an integral part of these consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

Laboratory Corporation of America Holdings with its subsidiaries (the “Company”) is the second largest independent clinical laboratory company in the United States based on 2008 net revenues. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche businesses based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

Since its founding in 1971, the Company has grown into a network of 36 primary laboratories and over 1,600 patient service centers along with a network of branches and STAT laboratories. With over 28,000 employees, the Company processes tests on more than 440,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico, Belgium and three provinces in Canada. The Company operates in one business segment.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee’s board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the consolidated financial statements.

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

Revenue Recognition:

Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2008, 2007 and 2006, approximately 17.7%, 18.3% and 19.9%, respectively, of the Company’s revenues were derived directly from the Medicare and Medicaid programs. The Company has capitated agreements with certain managed care customers and recognizes related revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. In 2008, 2007 and 2006, approximately 4% of the Company’s revenues were derived from such capitated agreements.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the allowances for doubtful accounts, deferred tax assets, fair values and amortization lives for intangible assets and accruals for self-insurance reserves and pensions. The allowance for doubtful accounts is determined based on historical collections trends, the aging of accounts, current economic conditions and regulatory changes. Actual results could differ from those estimates.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., were approximately $15.8 at December 31, 2008. Cash equivalents at December 31, 2008, totaled $216.4, which includes amounts invested in treasury bills and short-term bonds.

Substantially all of the Company’s accounts receivable are with companies in the health care industry and individuals. However, concentrations of credit risk are limited due to the number of the Company’s clients as well as their dispersion across many different geographic regions.

Accounts receivable balances (gross) from Medicare and Medicaid were $115.7 and $104.0 at December 31, 2008 and 2007, respectively.

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

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	2008			2007			2006

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings
per share	$464.5	109.7	$4.23	$476.8	116.8	$4.08	$431.6	124.1	$3.48

Stock options	--	0.7		--	1.2		--	1.3
Restricted stock awards and other	--	0.3		--	0.8		--	0.7
Effect of convertible debt, net of tax	--	1.1		--	2.5		5.3	8.6

Diluted earnings
per share:	$464.5	111.8	$4.16	$476.8	121.3	$3.93	$436.9	134.7	$3.24

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

Years Ended December 31,
2008	2007	2006
Stock options	2.4	1.2	1.1

Stock Compensation Plans:

The Company accounts for stock compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires measurement of compensation cost for all equity awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock awards and performance shares is determined based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of equity awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from the Company’s

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

current estimates.

The following table summarizes the components of the Company’s stock-based compensation expense for the years ended December 31, 2008, 2007, and 2006:

	2008			2007			2006

	Pre-tax Expense	Tax Benefit	Net	Pre-tax Expense	Tax Benefit	Net	Pre-tax Expense	Tax Benefit	Net

Stock option and stock
purchase plans	$20.0	$(8.0)	$12.0	$18.0	$(7.2)	$10.8	$23.3	$(9.4)	$13.9
Restricted stock and
performance share awards	14.2	(5.7)	8.5	17.4	(7.0)	10.4	17.7	(7.1)	10.6
Executive retirement charge	2.0	(0.8)	1.2	--	--	--	11.6	(4.6)	7.0

Total share based
compensation	$36.2	$(14.5)	$21.7	$35.4	$(14.2)	$21.2	$52.6	$(21.1)	$31.5

During the fourth quarter of 2008, the Company recorded charges of approximately $2.0, related to the acceleration of the recognition of stock compensation due to the retirement of the Company’s Executive Vice President of Corporate Affairs, effective December 31, 2008.

During the second half of 2006, the Company recorded charges of approximately $11.6, related to the acceleration of the recognition of stock compensation due to the retirement of the Company’s Chief Executive Officer, effective December 31, 2006.

See note 15 for assumptions used in calculating compensation expense for the Company’s stock compensation plans.

Cash Equivalents:

Cash equivalents (primarily investments in money market funds, time deposits, municipal, treasury and government funds which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market.

Short-Term Investments:

At December 31, 2007, the items classified as short-term investments were principally Auction Rate Securities (“ARS”) and Variable Rate Demand Notes (“VRDN”). The Company classified the ARS and VRDN as available-for-sale. Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within shareholders’ equity. The securities that the Company had classified as available-for-sale generally traded at par and as a result typically did not have any realized or unrealized gains or losses. No gains or losses were realized on sales of ARS and VRDN for the years ended December 31, 2008, 2007, and 2006. The Company had $0.0 and $109.9 of ARS and VRDN classified as short-term investments as of December 31, 2008 and 2007, respectively. All of the Company’s investments in ARS and VRDN were liquidated at cost as of January 2, 2008.

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

Leasehold improvements and assets held under capital leases are amortized over the shorter of their estimated useful lives or the term of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred. Retirements, sales and other disposals of assets are recorded by removing the cost and accumulated depreciation from the related accounts with any resulting gain or loss reflected in the consolidated statements of operations.

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

The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no instances of impairment as of December 31, 2008.

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

Derivative Financial Instruments:

Interest rate swap agreements, which are currently being used by the Company in the management of interest rate exposure, are accounted for at fair value.

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

The Company believes these embedded derivatives had no value at December 31, 2008 and 2007.

Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $650.7 and $758.8 as of December 31, 2008 and 2007, respectively. The fair market value of the senior notes, based on market pricing, was approximately $539.7 and $591.2 as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the estimated fair market value of the Company’s variable rate debt was approximately $491.1 and $500.0, respectively.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 – Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Level 3 – Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

2. BUSINESS ACQUISITIONS

During the year ended December 31, 2008, the Company acquired various laboratories and related assets for approximately $203.9 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company’s geographic reach in important market areas or acquire scientific differentiation and esoteric testing capabilities.

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the minority interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying minority interest was recorded as additional minority interest liability and as a reduction to additional paid-in capital in the consolidated financial statements. The contractual value of the put, in excess of the current minority interest of $22.5, totals $98.8 at December 31, 2008.

Net sales of the Ontario joint venture were $249.0 for the twelve months ended December 31, 2008.

During the year ended December 31, 2007, the Company acquired various medical reference laboratories and related assets for approximately $222.3 in cash. These acquisitions were primarily done to extend the Company’s geographic reach in important market areas or acquire scientific differentiation and esoteric testing capabilities.

3. EXECUTIVE RETIREMENTS

In October 2008, the Company announced the retirement of its Executive Vice President, Corporate Affairs (“EVP”), Bradford T. Smith, effective December 31, 2008. During the fourth quarter of 2008, the Company recorded charges of approximately $3.7, which included $2.0 related to the acceleration of the recognition of stock compensation and $1.7 related to the acceleration of certain defined benefit plan obligations.

Following the announcement of his retirement as EVP, Mr. Smith entered into a consulting agreement with the Company effective January 1, 2009. The agreement provides for additional services to be provided by Mr. Smith following the termination of his employment as EVP to assist the Company during a transition period. Mr. Smith will remain as Vice Chairman of the Board for a period expected to last until the annual meeting of shareholders in 2009. For purposes of calculating pension benefits, the agreement provided for an unreduced pension benefit, starting at age 55.

In July 2006, the Company announced the retirement of its Chief Executive Officer (“CEO”), Thomas P. Mac Mahon, effective December 31, 2006. During the second half of 2006, the Company recorded charges of approximately $12.3, which included $11.6 related to the acceleration of the recognition of stock compensation and $0.7 related to the acceleration of certain defined benefit plan obligations.

In July 2006, Mr. Mac Mahon entered into a consulting agreement with the Company effective January 1, 2007, following the announcement of his retirement as CEO on December 31, 2006. The agreement provides for additional services to be provided by Mr. Mac Mahon following the termination of his employment as CEO to assist the Company during a transition period. Mr. Mac Mahon will remain as Chairman of the Board. The agreement provided for an additional five years of age for purposes of calculating pension benefits and has an amended term until the annual meeting of shareholders in 2009.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

4. RESTRUCTURING AND OTHER SPECIAL CHARGES

During 2008, the Company recorded charges primarily related to work force reductions and the closing of redundant and underutilized facilities. For 2008, the Company recorded net restructuring charges of $32.4. Of this amount, $20.9 related to severance and other employee costs in connection with the general work force reductions and $13.4 related to contractual obligations associated with leased facilities and equipment. The Company also recorded a credit of $1.9, comprised of $1.2 of previously recorded facility costs and $0.7 of employee severance benefits relating to changes in cost estimates accrued in prior periods.

During the third quarter of 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

During 2007, the Company recorded charges related to reductions in work force and consolidation of redundant and underutilized facilities. For 2007, the Company recorded net restructuring charges of $50.6. Of this amount, $24.8 related to employee severance benefits for employees primarily in management, administrative, technical, service and support functions and $19.4 related to contractual obligations and other costs associated with the closure of facilities. The charges also included a write-off of approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the year and $0.9 related to settlement of a preacquisition employment liability. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

During the third quarter of 2006, the Company recorded net restructuring charges of $1.0 related to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations. This net charge was the result of a charge of $2.4 related to employee severance benefits for employees primarily in administrative and support functions, and a credit of $1.4 related to occupying a testing facility that had previously been shut down.

5.	RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total

Balance as of January 1, 2008	$9.1	$18.5	$27.6
Net restructuring charges	20.2	12.2	32.4
Cash payments and other adjustments	(18.0)	(8.3)	(26.3)

Balance as of December 31, 2008	$11.3	$22.4	$33.7

Current			$24.3
Non-current			9.4

			$33.7

6. INVESTMENTS IN JOINT VENTURE PARTNERSHIPS

As disclosed in note 2 (Business Acquisitions), effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada joint venture bringing the Company’s percentage interest owned up to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. As a result, the below disclosures in connection with investments in joint venture partnerships do not include the Ontario joint venture as of and for the year ended December 31, 2008.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

At December 31, 2008 the Company had investments in the following unconsolidated joint venture partnerships:

Net	Percentage
Location	Investment	Interest Owned
Milwaukee, Wisconsin	$10.7	50.00%
Alberta, Canada	61.3	43.37%

Each of the joint venture agreements that govern the conduct of business of these partnerships mandates unanimous agreement between partners on all major business decisions as well as providing other participating rights to each partner. These partnerships are accounted for under the equity method of accounting as the Company does not have control of either of these partnerships. The Company has no material obligations or guarantees to, or in support of, these unconsolidated joint ventures and their operations.

Condensed unconsolidated financial information for joint venture partnerships is shown in the following table (the Ontario, Canada joint venture information included for the 2007 and 2006 information only).

	2008	2007

As of December 31:
Current assets	$28.5	$65.9
Other assets	31.4	169.9

Total assets	$59.9	$235.8

Current liabilities	$18.7	$29.5
Other liabilities	2.5	0.1

Total liabilities	21.2	29.6
Partners' equity	38.7	206.2

Total liabilities and partners' equity	$59.9	$235.8

	2008	2007	2006

For the period January 1 - December 31:
Net sales	$182.0	$403.4	$361.7
Gross profit	69.0	190.9	165.3
Net earnings	34.3	120.9	102.0

The Company’s recorded investment in the Alberta joint venture partnership at December 31, 2008 includes $52.8 of value assigned to the partnership’s Canadian licenses (with an indefinite life and deductible for tax) to conduct diagnostic testing services in the province.

7. ACCOUNTS RECEIVABLE, NET

	December 31, 2008	December 31, 2007

Gross accounts receivable	$792.6	$715.7
Less allowance for doubtful accounts	(161.0)	(92.5)

	$631.6	$623.2

The provision for doubtful accounts was $232.8, $196.2 and $176.5 in 2008, 2007 and 2006 respectively. In addition, in the second quarter of 2008 the Company recorded a $45.0 increase in its provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased due to the impact of the economy, higher patient deductibles and copayments, and recent acquisitions on the collectibility of accounts receivable balances. During the second half of 2008, the Company has not experienced any further deterioration in the collectibility of its patient receivable portfolio.

During the third quarter of 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

8. PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2008	December 31, 2007

Land	$20.6	$19.6
Buildings and building improvements	115.2	95.9
Machinery and equipment	558.9	484.4
Software	278.9	256.4
Leasehold improvements	127.9	111.8
Furniture and fixtures	44.6	30.0
Construction in progress	57.1	59.9
Equipment under capital leases	3.5	3.5

	1,206.7	1,061.5

Less accumulated depreciation and amortization of capital lease assets	(710.3)	(622.3)

	$496.4	$439.2

Depreciation expense and amortization of capital lease assets was $120.1, $106.5 and $102.2 for 2008, 2007 and 2006, respectively. Depreciation of software was $33.7, $34.8, and $33.8 for 2008, 2007 and 2006, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill (net of accumulated amortization) for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Balance as of January 1	$1,639.5	$1,484.0
Goodwill acquired during the year	135.4	157.7
Adjustments to goodwill	(2.7)	(2.2)

Goodwill, net	$1,772.2	$1,639.5

The components of identifiable intangible assets are as follows:

	December 31, 2008		December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$793.2	$(294.1)	$734.9	$(253.0)
Patents, licenses and technology	94.7	(54.2)	94.0	(47.1)
Non-compete agreements	37.0	(28.2)	34.4	(25.9)
Trade name	115.3	(33.4)	102.1	(26.0)
Canadian licenses	592.3	--	--	--

	$1,632.5	$(409.9)	$965.4	$(352.0)

A summary of amortizable intangible assets acquired during 2008, and their respective weighted average amortization periods are as follows:

	Amount	Weighted Average Amortization Period

Customer lists	$58.3	11.6
Patents, licenses and technology	0.8	0.1
Non-compete agreements	2.6	0.2
Trade name	13.2	2.4

	$74.9	14.3

Amortization of intangible assets was $57.9, $54.9 and $52.2 in 2008, 2007 and 2006, respectively. Amortization expense of intangible assets is estimated to be $59.1 in fiscal 2009, $58.1 in fiscal 2010, $53.4 in fiscal 2011, $49.0 in fiscal 2012, $46.1 in fiscal 2013, and $364.6 thereafter.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The Company paid approximately $0.8 in 2008 and $0.7 in 2007 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. These amounts are being amortized over the life of the licensing agreements.

As of December 31, 2008, the Ontario operation has $592.3 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province.

10. ACCRUED EXPENSES AND OTHER

	December 31, 2008	December 31, 2007

Employee compensation and benefits	$140.7	$124.5
Self-insurance reserves	48.0	48.7
Accrued taxes payable	10.5	13.4
Royalty and license fees payable	7.7	14.2
Accrued repurchases of common stock	--	3.0
Restructuring reserves	24.3	15.8
Acquisition related reserves	8.1	6.1
Interest payable	8.6	8.6
Other	18.5	5.3

	$266.4	$239.6

11. OTHER LIABILITIES

	December 31, 2008	December 31, 2007

Post-retirement benefit obligation	$36.7	$42.8
Defined benefit plan obligation	94.8	--
Restructuring reserves	9.4	11.8
Self-insurance reserves	12.1	12.1
Interest rate swap liability	13.5	--
Acquisition related reserves	1.2	2.8
Other	21.9	21.2

	$189.6	$90.7

12. DEBT

Short-term borrowings and current portion of long-term debt at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007

Zero-coupon convertible subordinated notes	$--	$564.4
Term loan, current	50.0	25.0
Revolving credit facility	70.8	--
Current portion of long-term debt	--	0.1

Total short-term borrowings and current portion of long term debt	$120.8	$589.5

Long-term debt at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007

Senior notes due 2013	351.7	352.2
Senior notes due 2015	250.0	250.0
Term loan, non-current	425.0	475.0
Zero-coupon convertible subordinated notes	573.5	--
Other long-term debt	0.3	0.3

Total long-term debt	$1,600.5	$1,077.5

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Credit Facilities

On October 26, 2007, the Company entered into senior unsecured credit facilities with Credit Suisse, acting as Administrative Agent, and a group of financial institutions totaling $1,000.0. The credit facilities consist of a five-year Revolving Facility in the principal amount of $500.0 and a five-year, $500.0 Term Loan Facility. The balances outstanding on the Company’s Term Loan Facility at December 31, 2008 and 2007 were $475.0 and $500.0, respectively. The balances outstanding on the Company’s Revolving Facility at December 31, 2008 and 2007 were $70.8 and $0.0, respectively. The senior unsecured credit facilities bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The remaining quarterly principal repayments of the Term Loan Facility range from $12.5 to $18.8 from March 31, 2009 to September 30, 2012 with $243.8 due on the maturity date of October 26, 2012. At December 31, 2008, future principal repayments under the Term Loan facility are as follows: 2009 - $50.0, 2010 - $50.0, 2011 - $75.0 and 2012 - $300.0.

The senior credit facilities are available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other payments. The agreement contains certain debt covenants which require that the Company maintain leverage and interest coverage ratios of 2.5 to 1.0 and 5.0 to 1.0, respectively. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The covenants also restrict the payment of dividends. The Company is in compliance with all covenants at December 31, 2008.

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

On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. Under the swap the Company will, on a quarterly basis, pay a fixed rate of interest (2.92%) and receive a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $13.5 at December 31, 2008 and is included in other liabilities in the consolidated balance sheet. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation given the strong creditworthiness of the counterparty to the agreement.

As of December 31, 2008, the interest rates on the Term Loan Facility and Revolving Facility were 3.67% and 1.89%, respectively.

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

1)

If the sales price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter reaches specified thresholds (beginning at 120% and declining 0.1282% per quarter until it reaches approximately 110% for the quarter beginning July 1, 2021 of the accreted conversion price per share of common stock on the last day of the preceding quarter). The accreted conversion price per share will equal the issue price of a note plus the accrued original issue discount and any accrued contingent additional principal, divided by the number of shares of common stock issuable upon conversion of a note on that day. The conversion trigger price for the fourth quarter of 2008 was approximately $67.16.

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

On September 12, 2008, the Company announced that for the period of September 12, 2008 to March 11, 2009, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 9, 2008, in addition to the continued accrual of the original issue discount.

On October 1, 2008, the Company announced that its zero-coupon subordinated notes could be converted into Common Stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of September 11, 2001 between the Company and The Bank of New York, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders were required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2008, through the close of business on the last business day of the calendar quarter, which was 5:00 p.m., New York City time, on Wednesday, December 31, 2008. At December 31, 2008, $5.7 of the $744 aggregate principal amount at maturity had been converted into cash of $2.6 and 0.035 shares of the Company’s common stock.

On January 6, 2009, the Company announced that because the common stock trading price conversion feature of its zero-coupon subordinated notes was not triggered by fourth quarter 2008 trading prices, the zero-coupon subordinated notes may not be converted during the period of January 1, 2009 through March 31, 2009 based on this conversion feature.

Senior Notes

The Senior Notes due January 31, 2013 bear interest at the rate of 5 1/2% per annum from February 1, 2003, payable semi-annually on February 1 and August 1. The Senior Notes due 2015 bear interest at the rate of 5 5/8% per annum from December 14, 2005, payable semi-annually on June 15 and December 15.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

13. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. Common shares issued and outstanding are summarized in the following table:

	2008	2007

Issued	130.3	132.7
In treasury	(22.1)	(21.7)

Outstanding	108.2	111.0

The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of December 31, 2008.

The changes in common shares issued and held in treasury are summarized below:

Common shares issued

	2008	2007	2006

Common stock issued at January 1	132.7	143.8	148.0
Common stock issued under employee stock plans	2.2	2.0	2.5
Retirement of common stock	(4.6)	(13.1)	(6.7)

Common stock issued at December 31	130.3	132.7	143.8

Common shares held in treasury

	2008	2007	2006

Common shares held in treasury at January 1	21.7	21.6	21.5
Surrender of restricted stock and performance share awards	0.4	0.1	0.1

Common shares held in treasury at December 31	22.1	21.7	21.6

Share Repurchase Program

During fiscal 2008, the Company purchased 4.6 shares of its common stock at a total cost of $330.6. As of December 31, 2008, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

On November 6, 2006, the Company executed an accelerated share repurchase transaction with a bank for the acquisition of 3.4 shares of the Company’s outstanding common stock for an initial purchase price of $73.40 per share. The Company used cash on hand to pay for the shares. The purchase price for these shares was subject to an adjustment based on the volume weighted average price of the Company’s stock during a period following execution of the agreement. The total cost of the initial purchase was approximately $253.6, including a cap premium of $3.5. The forward contract associated with the accelerated share repurchase transaction was accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) as an equity instrument. The purchase price adjustment was settled in the first quarter of 2007 and resulted in the receipt of 0.1 additional shares by the Company. The purchase price adjustment did not require the Company to make any additional cash payment. The shares repurchased under the accelerated share repurchase agreement were retired.

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

Accumulated Other Comprehensive Earnings

The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Adoption of FASB Statement No. 158	Interest Rate Swap Adjustments	Accumulated Other Comprehensive Earnings

Balance at December 31, 2005	$89.9	$0.4	$--	$--	$90.3
Current year adjustments	(1.1)	--	(51.2)	--	(52.3)
Tax effect of adjustments	0.4	--	20.3	--	20.7

Balance at December 31, 2006	89.2	0.4	(30.9)	--	58.7
Current year adjustments	96.9	4.0	--	--	100.9
Tax effect of adjustments	(38.0)	(1.6)	--	--	(39.6)

Balance at December 31, 2007	148.1	2.8	(30.9)	--	120.0
Current year adjustments	(129.6)	(81.0)	--	(13.5)	(224.1)
Tax effect of adjustments	50.1	32.0	--	5.3	87.4

Balance at December 31, 2008	$68.6	$(46.2)	$(30.9)	$(8.2)	$(16.7)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

14. INCOME TAXES

The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income

	2008	2007	2006

Domestic	$747.8	$786.5	$717.4
Foreign	24.6	15.8	3.5

Total pre-tax income	$772.4	$802.3	$720.9

The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

	Years Ended December 31,

	2008	2007	2006

Current:
Federal	$188.1	$238.9	$204.0
State	39.8	49.9	43.2
Foreign	10.4	10.2	5.4

	$238.3	$299.0	$252.6

Deferred:
Federal	$54.0	$18.8	$26.3
State	12.8	4.2	7.5
Foreign	2.8	3.5	2.9

	69.6	26.5	36.7

	$307.9	$325.5	$289.3

The tax benefit associated with option exercises from stock plans reduced taxes currently payable by approximately $20.9, $26.2 and $20.4 in 2008, 2007 and 2006, respectively. Such benefits are recorded as additional paid-in-capital.

The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

	Years Ended December 31,

	2008	2007	2006

Statutory federal rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	4.0	4.0	4.3
Other	0.9	1.6	0.8

Effective rate	39.9%	40.6%	40.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2008	December 31, 2007

Deferred tax assets:
Employee compensation and benefits	$66.9	$55.0
Self-insurance reserves	21.7	23.0
Postretirement benefit obligation	14.5	16.9
Acquisition and restructuring reserves	15.7	13.6
Tax loss carryforwards	5.3	9.7
Other	7.8	13.0

	131.9	131.2

Less valuation allowance	(3.9)	(3.9)

Net deferred tax assets	128.0	127.3

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Deferred tax liabilities:
Accounts receivable	(1.7)	(28.3)
Deferred earnings	(23.6)	(21.6)
Intangible assets	(304.0)	(285.5)
Property, plant and equipment	(51.1)	(27.2)
Zero-coupon subordinated notes	(137.7)	(113.9)
Currency translation adjustment	(39.7)	(96.1)

Total gross deferred tax liabilities	(557.8)	(572.6)

Net deferred tax liabilities	$(429.8)	$(445.3)

The Company has state tax loss carryovers of approximately $0.7, which expire in 2009 through 2024. In addition, the Company has federal tax loss carryovers of approximately $4.6 expiring periodically through 2024. The utilization of these tax loss carryovers is limited due to change of ownership rules. However, at this time the Company expects to fully utilize substantially all federal tax loss carryovers.

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

The gross unrecognized income tax benefits were $72.5 and $55.7 at December 31, 2008 and 2007, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $14.2 and $10.8 as of December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Company recognized $4.5 and $4.4, respectively, in interest and penalties expense, which was offset by a benefit of $1.4 and $1.1, respectively.

The following table shows a reconciliation of the unrecognized income tax benefits from uncertain tax positions for the years ended December 31, 2008 and 2007:

	2008	2007

Balance as of January 1	$55.7	$49.3
Increase in reserve for tax positions taken in the current year	13.4	11.2
Increase in reserve for tax positions taken in a prior period	5.2	--
Decrease in reserve as a result of settlements reached with tax authorities	(0.6)	(2.1)
Decrease in reserve as a result of lapses in the statute of limitations	(1.2)	(2.7)

Balance as of December 31	$72.5	$55.7

As of December 31, 2008 and 2007, $70.2 and $52.5, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state and local, and foreign income tax matters have been concluded through 2002 and 2001, respectively.

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

15. STOCK COMPENSATION PLANS

Stock Incentive Plans

There are currently 23.8 million shares authorized for issuance under the 2008 Stock Incentive Plan and the 2000 Stock Incentive Plan. Each of these plans was approved by shareholders. At December 31, 2008, there were 7.8 million additional shares available for grant under the Company’s stock option plans.

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

Changes in options outstanding under the plans for the periods indicated were as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4.7	$56.71
Granted	1.8	75.65
Exercised	(1.2)	43.41
Cancelled	(0.4)	75.68

Outstanding at December 31, 2008	4.9	$65.59	7.6	$31.7

Vested and expected to vest at December 31, 2008	4.7	$65.06	7.5	$31.7
Exercisable at December 31, 2008	2.1	$53.06	6.0	$29.8

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006

Cash received by the Company	$53.6	$67.4	$72.9
Tax benefits realized	$14.3	$25.7	$19.0
Aggregate intrinsic value	$35.5	$63.6	$48.0

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The following table summarizes information concerning currently outstanding and exercisable options.

Options Outstanding				Options Exercisable

		Weighted Average

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 6.80 - 47.89	1.2	4.9	$41.74	1.2	$41.74
$ 48.02 - 59.37	0.8	7.1	$58.39	0.5	$58.27
$ 75.63 - 75.63	1.7	9.4	$75.63	--	$--
$ 77.58 - 80.37	1.2	8.2	$80.31	0.4	$80.34

	4.9	7.6	$65.59	2.1	$53.06

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates:

	2008	2007	2006

Fair value per option	$13.25	$14.84	$12.24

Valuation assumptions
Weighted average expected life (in years)	3.2	3.1	3.1
Risk free interest rate	2.7%	4.7%	4.3%
Expected volatility	0.2	0.2	0.2
Expected dividend yield	0.0%	0.0%	0.0%

The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company uses historical data to calculate the expected life of the option. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2008 and 2007, expense related to the Company’s stock option plan totaled $17.3 and $14.5, respectively. The 2008 expense amount includes $0.8 related to the acceleration of the recognition of stock compensation as a result of EVP retirement.

Restricted Stock and Performance Shares

The Company grants restricted stock and performance shares (“nonvested shares”) to officers, key employees, and non-employee directors under all plans. Restricted stock becomes vested annually in equal one third increments beginning on the first anniversary of the grant. The performance share awards represented a three year award opportunity for the period 2005-2007 and became vested in 2008. A new performance share grant in 2008 represents a three year award opportunity for the period 2008-2010 and becomes vested in the first quarter of 2011. Performance share awards are subject to certain earnings per share and revenue targets, the achievement of which may increase or decrease the number of shares which the grantee receives upon vesting. The unearned restricted stock and performance share compensation is being amortized to expense over the applicable vesting periods. For 2008, 2007 and 2006, total restricted stock and performance share compensation expense was $14.0, $16.7 and $17.7, respectively. The 2008 expense amount includes $1.2 related to the acceleration of the recognition of stock compensation as a result of EVP retirement.

Prior to May 2008, the fair value of restricted stock and performance share awards was determined based on the closing price of the Company’s common stock on the day immediately preceding the grant date. For restricted stock and performance share awards granted after May 2008, the fair value of the awards is determined based on the closing price of the Company’s common stock on the day of the grant.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The following table shows a summary of nonvested shares for the year ended December 31, 2008:

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2008	1.2	$52.16
Granted	0.3	79.18
Vested	(1.1)	49.14

Nonvested at December 31, 2008	0.4	76.04

As of December 31, 2008, there was $15.7 of total unrecognized compensation cost related to nonvested restricted stock and performance share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan, begun in 1997 and amended in 1999, 2004 and 2008, with 4.5 million shares of common stock authorized for issuance. The plan permits substantially all employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 173, 174, and 207 thousand shares were purchased by eligible employees in 2008, 2007 and 2006 respectively. For 2008 and 2007, expense related to the Company’s employee stock purchase plan was $2.9 and $2.8, respectively.

The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	2008	2007	2006

Fair value of the employee's purchase right	$16.10	$16.98	$11.48

Valuation assumptions
Risk free interest rate	1.2%	4.1%	5.0%
Expected volatility	0.3	0.3	0.1
Expected dividend yield	0.0%	0.0%	0.0%

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

The Company is also involved in various claims and legal actions arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other healthcare providers. The Company works cooperatively to respond to appropriate requests for information. As previously reported on May 22, 2006, the Company received a subpoena from the California Attorney General seeking documents related to billing to the state’s Medicaid program. During the third quarter of 2008, the Company received a request for additional information. The Company continues to cooperate with the California Attorney General’s Office in

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

responding to the subpoena. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

The Company is also named from time to time in suits brought under the qui tam provisions of the False Claims Act and comparable state laws. These suits typically allege that the Company has made false statements and/or certifications in connection with claims for payment from federal health care programs. They may remain under seal (hence, unknown to the Company) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Such claims are an inevitable part of doing business in the health care field today and, in the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of those qui tam matters presently known to the Company is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

During the fourth quarter of 2008, the Company recorded a $7.5 cumulative revenue adjustment relating to certain historic overpayments made by Medicare for claims submitted by a subsidiary of the Company. The Company has initiated communication with the Medicare carrier to resolve the overpayments.

Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At December 31, 2008 and 2007, the Company had provided letters of credit aggregating approximately $97.4 and $104.8 respectively, primarily in connection with certain insurance programs and as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs under a customer contract. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. Since the inception of this agreement, approximately $74.6 of such transition payments were billed to the Company by UnitedHealthcare and approximately $74.4 had been remitted by the Company. Based on trend rates of the transition payment amounts billed by UnitedHealthcare during 2008 and 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $125.6. The Company is amortizing the total estimated transition costs over the life of the contract.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with non-cancelable terms of one year or more at December 31, 2008 are as follows:

Operating
2009	$108.1
2010	79.8
2011	63.1
2012	43.0
2013	29.0
Thereafter	68.2

Total minimum lease payments	391.2
Less:
Amounts included in restructuring and acquisition related accruals	(13.8)
Non-cancelable sub-lease income	(0.8)

Total minimum operating lease payments	$376.6

Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $175.1, $158.9 and $130.9 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, the Company was a guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a remaining term of approximately three years.

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

Pension Plans

The Company maintains a defined contribution retirement plan for substantially all employees. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $15.5, $14.8 and $13.8 in 2008, 2007 and 2006, respectively.

In addition, substantially all employees of the Company are covered by a defined benefit retirement plan (the “Company Plan”). The benefits to be paid under the Company Plan are based on years of credited service and average final compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations. The Company did not make any contributions to the Company Plan in 2008 and 2007. However, based upon the underlying value of the Company Plan’s assets and the amount of the Company Plan’s benefit obligation as of December 31, 2008, the Company plans to contribute $54.8 to the Company Plan during 2009.

Due to the stock market’s performance in 2008, the fair value of assets in the Company Plan decreased significantly from January 1, 2008 to December 31, 2008. As a result, the Company’s projected pension expense for the Company Plan and the nonqualified supplemental retirement plan is expected to increase from $19.5 in 2008 to $34.2 in 2009.

The Company’s nonqualified supplemental retirement plan covers its senior management group and provides for the payment of the difference, if any, between the amount of any maximum limitation on annual benefit payments under the Employee Retirement Income Security Act of 1974 and the annual benefit that would be payable under the Company Plan but for such limitation. This plan is an unfunded plan.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The effect on operations for both the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows:

	Year end December 31,

	2008	2007	2006

Service cost for benefits earned	$20.0	$19.1	$17.1
Interest cost on benefit obligation	17.2	16.0	14.5
Expected return on plan assets	(22.2)	(22.7)	(21.4)
Net amortization and deferral	2.8	2.1	4.4
Executive retirement charge	1.7	--	0.7

Defined benefit plans costs	$19.5	$14.5	$15.3

Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $130.1 and unrecognized prior service cost of $7.2. The accumulated other comprehensive earnings that are expected to be recognized as components of the defined benefit plan costs during 2009 are $11.6 related to amortization of net loss and $1.0 related to recognition of prior service costs.

A summary of the changes in the projected benefit obligations of the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows:

	2008	2007

Balance at January 1	$287.2	$278.5
Service cost	20.0	19.1
Interest cost	17.2	16.0
Actuarial gain	(11.8)	(2.2)
Amendments	4.6	--
Benefits and administrative expenses paid	(26.2)	(24.2)
Executive retirement charge	1.7	--

Balance at December 31	$292.7	$287.2

The Accumulated Benefit Obligation was $288.6 and $283.0 at December 31, 2008 and 2007, respectively.

A summary of the changes in the fair value of plan assets follows:

	2008	2007

Fair value of plan assets at beginning of year	$270.7	$274.7
Actual return on plan assets	(75.1)	19.5
Employer contributions	0.7	0.7
Benefits and administrative expenses paid	(26.2)	(24.2)

Fair value of plan assets at end of year	$170.1	$270.7

Weighted average assumptions used in the accounting for the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows:

	2008	2007	2006

Discount rate	6.5%	6.1%	6.0%
Compensation increases	3.5%	3.5%	3.0%
Expected long term rate of return	8.5%	8.5%	8.5%

The Company maintains an investment policy for the management of the Company Plan’s assets. The objective of this policy is to build a portfolio designed to achieve a balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. The Company’s plan asset allocations at December 31, 2008 and 2007 for the defined benefit retirement plan and the nonqualified supplemental retirement plan are summarized as follows, target allocation for 2009, and expected long-term rate of return by asset category are as follows:

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

	Target Allocation 2009	Percentage of Plan Assets at December 31, 2008 2007	Weighted-Average Expected Long-Term Rate of Return - 2008

Equity securities	70.0%	53.5% 69.5%	6.8%
Debt securities	30.0%	46.5% 29.6%	1.7%
Other	0.0%	0.0% 0.9%	0.0%

The following assumed benefit payments under the Company’s defined benefit and nonqualified supplemental retirement plans, which reflect expected future service, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2009	$22.0
2010	24.0
2011	23.4
2012	27.0
2013	29.1
Years 2014-2018	162.7

Post-retirement Medical Plan

The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Year end December 31,

	2008	2007	2006

Service cost for benefits earned	$0.4	$0.5	$0.6
Interest cost on benefit obligation	2.7	2.7	2.2
Net amortization and deferral	(1.7)	(2.1)	(2.1)

Post-retirement medical plan costs	$1.4	$1.1	$0.7

Amounts included in accumulated other comprehensive earnings consist of unamortized net gain of $7.1 and unrecognized prior service credit of $2.0. The accumulated other comprehensive earnings that are expected to be recognized as components of the post-retirement medical plan costs during 2009 are ($0.4) related to amortization of net gain and ($1.3) related to recognition of prior service credits.

A summary of the changes in the accumulated post-retirement benefit obligation follows:

	2008	2007

Balance at January 1	$42.8	$45.8
Service cost for benefits earned	0.4	0.5
Interest cost on benefit obligation	2.7	2.7
Participants contributions	0.3	0.3
Actuarial gain	(7.9)	(5.0)
Benefits paid	(1.6)	(1.5)

Balance at December 31	$36.7	$42.8

The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation was 6.5% and 6.2% as of December 31, 2008 and 2007, respectively. The health care cost trend rate was assumed to be 9.0% as of December 31, 2008 and 2007, declining gradually to 5.0% in the year 2013. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by a percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2008 by $5.4. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the 2008 post-retirement benefit costs results in an increase of $0.5 or decrease of $0.4.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The following assumed benefit payments under the Company’s post-retirement benefit plan, which reflect expected future service, as appropriate, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2009	$1.5
2010	1.6
2011	1.7
2012	1.8
2013	2.0
Years 2014-2018	11.9

18. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,

	2008	2007	2006

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$56.1	$40.4	$33.3
Income taxes, net of refunds	211.8	272.4	223.2

Disclosure of non-cash financing and investing activities:
Issuance of restricted stock awards and performance shares	20.3	11.9	8.9
Surrender of restricted stock awards and performance shares	32.7	5.5	3.1
Accrued repurchases of common stock	(3.0)	3.0	--

19. QUARTERLY DATA (UNAUDITED)

The following is a summary of unaudited quarterly data:

	Year ended December 31, 2008

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$1,103.2	$1,147.8	$1,135.1	$1,119.1	$4,505.2
Gross profit	470.5	491.8	461.6	449.9	1,873.8
Net earnings	130.3	104.2	111.9	118.1	464.5
Basic earnings per
common share	1.18	0.94	1.02	1.09	4.23
Diluted earnings per
common share	1.14	0.92	1.00	1.08	4.16

	Year ended December 31, 2007

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$998.7	$1,043.1	$1,020.6	$1,005.8	$4,068.2
Gross profit	421.7	442.0	422.1	405.4	1,691.2
Net earnings	122.5	128.7	111.2	114.4	476.8
Basic earnings per
common share	1.01	1.10	0.95	1.01	4.08
Diluted earnings per
common share	0.98	1.05	0.92	0.98	3.93

20. NEW ACCOUNTING PRONOUNCEMENTS

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. Beginning in 2009, the Company will report minority interests in subsidiaries as equity in accordance with SFAS No. 160.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Beginning in the first quarter of 2009, the Company will provide the additional disclosures in accordance with SFAS 161.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement will have a material impact on its consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132(R). The objectives of the disclosures about plan assets in an employers’ defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. An employer should consider those overall objectives in providing detailed disclosures about plan assets. FSP 132(R)-1 is effective for years ending after December 15, 2009. Early application is permitted. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative periods. The Company is currently evaluating the impact the adoption of FSP 132(R)-1 could have on its consolidated financial statements.

21. FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements are as follows:

		Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy

	Fair Value as of December 31, 2008	Level 1	Level 2	Level 3

Minority interest put	$121.3	$--	$121.3	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap	13.5	--	13.5	--

Total fair value of derivatives	$13.5	$--	$13.5	$--

The minority interest put is valued at its contractually determined value, which approximates fair value. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

Schedule II

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2008, 2007 and 2006

(Dollars in millions)

		Additions

	Balance at beginning of year	Charged to Costs and Expense	Additions as a Result of Acquisitions	Other (Deduct- ions Additions(1)	Balance at end of year

Year ended December 31, 2008:
Applied against asset
Accounts:
Allowance for
doubtful accounts	$92.5	$283.3	$5.9	$(220.7)	$161.0

Valuation allowance-
deferred tax assets	$3.9	$--	$--	--	$3.9

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