Form 10-Q
period 2009-04-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2009-04-30
CIK 920148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number	1-11353

LABORATORY CORPORATION OF

AMERICA HOLDINGS

(Exact name of registrant as specified in its charter)

Delaware	13-3757370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

358 South Main Street,
Burlington, North Carolina	27215
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) 336-229-1127

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated Filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

The number of shares outstanding of the issuer's common stock is 108.3 million shares, net of treasury stock as of April 28, 2009.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

Condensed Consolidated Statements of Operations
Three month periods ended March 31, 2009 and 2008

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three months ended March 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$373.2	$219.7
Accounts receivable, net of allowance for doubtful
accounts of $162.0 and $161.0 at March 31, 2009
and December 31, 2008, respectively	669.0	631.6
Supplies inventories	77.8	91.0
Prepaid expenses and other	70.9	83.8
Deferred income taxes	23.0	6.7
Total current assets	1,213.9	1,032.8

Property, plant and equipment, net	502.4	496.4
Goodwill, net	1,776.3	1,772.2
Intangible assets, net	1,199.3	1,222.6
Investments in joint venture partnerships	64.1	72.0
Other assets, net	71.6	73.5
Total assets	$4,827.6	$4,669.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170.3	$159.7
Accrued expenses and other	306.8	266.4
Short-term borrowings and current portion of long-term debt	120.8	120.8
Total current liabilities	597.9	546.9

Long-term debt, less current portion	1,590.7	1,600.5
Deferred income taxes and other tax liabilities	547.0	522.9
Other liabilities	155.0	189.6
Total liabilities	2,890.6	2,859.9

Commitments and contingent liabilities	—	—
Noncontrolling interest	119.0	121.3

Shareholders’ equity
Common stock, 108.3 and 108.2 shares outstanding at
March 31, 2009 and December 31, 2008, respectively	12.8	12.8
Additional paid-in capital	249.9	237.4
Retained earnings	2,517.4	2,384.6
Less common stock held in treasury	(932.5)	(929.8)
Accumulated other comprehensive loss	(29.6)	(16.7)
Total shareholders’ equity	1,818.0	1,688.3
Total liabilities and shareholders’ equity	$4,827.6	$4,669.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$1,155.7	$1,103.2

Cost of sales	666.3	632.7

Gross profit	489.4	470.5

Selling, general and administrative expenses	233.8	215.6
Amortization of intangibles and other assets	15.1	13.8

Operating income	240.5	241.1

Other income (expenses):
Interest expense	(17.0)	(19.9)
Income from joint venture partnerships, net	2.8	4.4
Investment income	0.4	0.5
Other, net	(0.5)	(0.6)

Earnings before income taxes	226.2	225.5

Provision for income taxes	90.4	91.6

Net earnings	135.8	133.9
Less: Net earnings attributable to the noncontrolling interest	(3.0)	(3.6)

Net earnings attributable to Laboratory Corporation of America Holdings	$132.8	$130.3

Basic earnings per common share	$1.23	$1.18

Diluted earnings per common share	$1.22	$1.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(in millions)

(unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	(Loss) Earnings	Equity
BALANCE AT DECEMBER 31, 2007	$13.2	$460.9	$2,028.3	$(897.1)	$120.0	$1,725.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	—	—	130.3	—	—	130.3
Other comprehensive earnings:
Foreign currency translation adjustments	—	—	—	—	(22.4)	(22.4)
Tax effect of other comprehensive
earnings adjustments	—	—	—	—	8.7	8.7
Comprehensive earnings						116.6
Issuance of common stock under
employee stock plans	0.1	29.0	—	—	—	29.1
Surrender of restricted stock awards	—	—	—	(11.0)	—	(11.0)
Conversion of zero-coupon convertible debt	—	0.1	—	—	—	0.1
Stock compensation	—	8.9	—	—	—	8.9
Value of noncontrolling interest put	—	(125.8)	—	—	—	(125.8)
Income tax benefit from stock
options exercised	—	15.4	—	—	—	15.4
Purchase of common stock	(0.1)	(55.6)	—	—	—	(55.7)
BALANCE AT MARCH 31, 2008	$13.2	$332.9	$2,158.6	$(908.1)	$106.3	$1,702.9
BALANCE AT DECEMBER 31, 2008	$12.8	$237.4	$2,384.6	$(929.8)	$(16.7)	$1,688.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	—	—	132.8	—	—	132.8
Other comprehensive earnings:
Foreign currency translation adjustments	—	—	—	—	(21.1)	(21.1)
Interest rate swap adjustments	—	—	—	—	0.4	0.4
Tax effect of other comprehensive
earnings adjustments	—	—	—	—	7.8	7.8
Comprehensive earnings						119.9
Issuance of common stock under
employee stock plans	—	5.7	—	—	—	5.7
Surrender of restricted stock awards	—	—	—	(2.7)	—	(2.7)
Stock compensation	—	7.2	—	—	—	7.2
Income tax benefit adjustments related to
stock options exercised	—	(0.4)	—	—	—	(0.4)
BALANCE AT MARCH 31, 2009	$12.8	$249.9	$2,517.4	$(932.5)	$(29.6)	$1,818.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$135.8	$133.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47.3	43.5
Stock compensation	7.2	8.9
Loss on sale of assets	0.3	0.2
Accreted interest on zero-coupon subordinated notes	2.8	2.8
Cumulative earnings less than (in excess of) distribution
from joint venture partnerships	0.6	(2.2)
Deferred income taxes	10.3	34.2
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(38.4)	(52.8)
(Increase) decrease in inventories	7.7	(0.3)
Decrease in prepaid expenses and other	13.7	11.0
Increase in accounts payable	15.1	3.2
Increase (decrease) in accrued expenses and other	6.5	(5.9)
Net cash provided by operating activities	208.9	176.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30.7)	(37.9)
Proceeds from sale of assets	—	0.2
Deferred payments on acquisitions	(0.4)	(0.4)
Purchases of short-term investments	—	(72.8)
Proceeds from sale of short-term investments	—	182.7
Investment in equity affiliate	(4.3)	—
Acquisition of businesses, net of cash acquired	(5.9)	(249.6)
Net cash used for investing activities	(41.3)	(177.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	65.0
Payments on revolving credit facilities	—	(45.0)
Principal payments on term loan	(12.5)	(6.2)
Decrease in bank overdraft	(3.9)	—
Noncontrolling interest distributions	(2.0)	(3.1)
Tax benefit adjustments related to stock based compensation	(0.4)	13.4
Net proceeds from issuance of stock to employees	5.7	29.1
Purchase of common stock	—	(58.7)
Net cash used for financing activities	(13.1)	(5.5)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.5
Net increase (decrease) in cash and cash equivalents	153.5	(6.3)
Cash and cash equivalents at beginning of period	219.7	56.4
Cash and cash equivalents at end of period	$373.2	$50.1

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

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in “Accumulated other comprehensive loss.”

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

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2008 annual report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

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

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended			Three months ended
	March 31, 2009			March 31, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net earnings	$132.8	108.1	$1.23	$130.3	110.4	$1.18
Dilutive effect of employee
stock options and awards	—	0.6		—	1.8
Effect of convertible debt,
net of tax	—	0.1		—	2.2
Diluted earnings per share:
Net earnings including impact
of dilutive adjustments	$132.8	108.8	$1.22	$130.3	114.4	$1.14

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,

	2009	2008

Stock options	4.0	1.4

3. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance	Lease
	and Other	and Other
	Employee	Facility
	Costs	Costs	Total
Balance as of December 31, 2008	$11.3	$22.4	$33.7
Cash payments and other adjustments	(4.7)	(2.3)	(7.0)
Balance as of March 31, 2009	$6.6	$20.1	$26.7

Current			$16.2
Non-current			10.5
			$26.7

4. NONCONTROLLING INTEREST PUT

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture, bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. The amended joint venture’s partnership agreement enables the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current noncontrolling interest of $23.5, totals $95.5 at March 31, 2009.

Net sales of the Ontario joint venture were $55.6 and $64.1 for the three months ended March 31, 2009 and 2008, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2009 and for the year ended December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Balance as of January 1	$1,772.2	$1,639.5
Goodwill acquired during the period	4.9	135.4
Adjustments to goodwill	(0.8)	(2.7)

Balance at end of period	$1,776.3	$1,772.2

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

The components of identifiable intangible assets are as follows:

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$794.4	$(304.6)	$793.2	$(294.1)
Patents, licenses and technology	94.9	(56.0)	94.7	(54.2)
Non-compete agreements	37.3	(28.8)	37.0	(28.2)
Trade name	115.3	(35.6)	115.3	(33.4)
Canadian licenses	582.4	—	592.3	—

	$1,624.3	$(425.0)	$1,632.5	$(409.9)

Amortization of intangible assets for the three month periods ended March 31, 2009 and 2008 was $15.1 and $13.8, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $45.1 for the remainder of fiscal 2009, $59.2 in fiscal 2010, $54.5 in fiscal 2011, $50.0 in fiscal 2012, $47.1 in fiscal 2013 and $361.0 thereafter.

The Ontario operation had $582.4 and $592.3 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of March 31, 2009 and December 31, 2008, respectively.

6. DEBT

Short-term borrowings and the current portion of long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
Term loan, current	50.0	50.0
Revolving credit facility	70.8	70.8
Total short-term borrowings and current portion of long-term debt	$120.8	$120.8

Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Senior notes due 2013	$351.6	$351.7
Senior notes due 2015	250.0	250.0
Term loan, non-current	412.5	425.0
Zero-coupon convertible subordinated notes	576.3	573.5
Other long-term debt	0.3	0.3
Total long-term debt	$1,590.7	$1,600.5

Zero-coupon Subordinated Notes

The Company’s common stock trading price conversion feature of its zero-coupon subordinated notes was not triggered by first quarter 2009 trading prices. As a result, the zero-coupon subordinated notes may not be converted during the period of April 1, 2009 through June 30, 2009 based on this conversion feature.

The Company’s common stock trading price contingent cash interest feature of its zero-coupon subordinated notes was not triggered by the average market price of the Company’s common stock for the five trading days ended March 9, 2009. As a result, the zero-coupon subordinated notes will not accrue contingent cash interest for the period of March 12, 2009 to September 11, 2009.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

Credit Facilities

The balances outstanding on the Company’s Term Loan Facility at March 31, 2009 and December 31, 2008 were $462.5 and $475.0, respectively. The balance outstanding on the Company’s Revolving Facility at March 31, 2009 and December 31, 2008 was $70.8. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The Term Loan Facility and Revolving Facility contain certain debt covenants that require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 31, 2009.

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

As of March 31, 2009, the interest rates on the Term Loan Facility and Revolving Facility were 3.67% and 0.97%, respectively.

7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2009.

The changes in common shares issued and held in treasury are summarized below:

		Held in
	Issued	Treasury	Outstanding
Common shares at December 31, 2008	130.3	(22.1)	108.2
Common stock issued under employee stock plans	0.1	—	0.1

Common shares at March 31, 2009	130.4	(22.1)	108.3

Share Repurchase Program

During the three months ended March 31, 2009, the Company did not purchase any shares of its common stock. As of March 31, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

8. INCOME TAXES

The gross unrecognized income tax benefits were $76.6 and $72.5 at March 31, 2009 and December 31, 2008, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $15.7 and $14.2 as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009 and December 31, 2008, $74.3 and $70.2, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state and local income tax matters have been concluded through 2002 and substantially all foreign income tax matters have been concluded through 2001.

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

9. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted this Statement as of January 1, 2009 and pursuant to the provisions of this standard, the presentation and disclosure requirements have been applied retrospectively for all periods presented. Due to the nature of the noncontrolling interest put, the Company has not included the noncontrolling interest in its Ontario joint venture in the equity section of the accompanying condensed consolidated balance sheets.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company adopted this Statement as of January 1, 2009, and the Company began recording acquisitions in accordance with SFAS 141(R). As a result, acquisition related costs, primarily legal related, of $1.4 were included in selling, general and administrative expenses for the three months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. In the first quarter of 2009, the Company provided the additional disclosures in accordance with SFAS 161 (see note 14 to the notes to unaudited condensed consolidated financial statements).

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. APB 14-1 impacts the Company’s zero-coupon subordinated notes, and requires that additional interest expense essentially equivalent to the portion of issuance proceeds retroactively allocated to the instrument’s equity component be recognized over the period from the zero-coupon subordinated notes’ issuance in 2001 through September 2004 (the first date holders of these notes had the ability to put them back to the Company). As anticipated, the adoption of APB 14-1 and its retrospective application did not have an impact on results of operations for periods following 2004, but it did result in an increase of $215.4 in opening additional paid-in capital and a corresponding decrease in opening retained earnings as of January 1, 2007, net of deferred tax impacts, on post-2004 consolidated balance sheets.

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

As previously reported, on May 22, 2006 the Company received a subpoena from the California Attorney General seeking documents related to billing to the state’s Medicaid program. The Company subsequently reported during the third quarter of 2008 that it received a request from the California Attorney General for additional information. On March 20, 2009, a qui tam lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., which was joined by the California Attorney General and to which the previous subpoena related, was unsealed. The lawsuit was

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

brought against the Company and several other major laboratories operating in California and alleges that the defendants improperly billed the state Medicaid program.

The Company is also named from time to time in suits brought under the qui tam provisions of the False Claims Act and comparable state laws. These suits typically allege that the Company has made false statements and/or certifications in connection with claims for payment from federal or state health care programs. They may remain under seal (hence, unknown to the Company) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Such claims are an inevitable part of doing business in the health care field today.

Several of these matters are in their early stages of development and management cannot predict the outcome of such matters. In the opinion of management, the ultimate disposition of such matters is not expected to have a material adverse effect on the financial position of the Company but may be material to the Company's results of operations or cash flows in the period in which such matters are finally determined or resolved.

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

Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure, as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At March 31, 2009 and December 31, 2008, the Company had provided letters of credit aggregating approximately $97.4, primarily in connection with certain insurance programs and as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs under a customer contract. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit. Subsequent to March 31, 2009, the requirement to maintain a $50.0 letter of credit was waived by one of the Company's customers.

Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHeathcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. Since the inception of this agreement, approximately $80.1 of such transition payments were billed to the Company by UnitedHealthcare and approximately $79.9 had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during the first quarter of 2009 and for 2008 and 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $125.6. The Company is amortizing the total estimated transition costs over the life of the contract.

At March 31, 2009, the Company was a guarantor on approximately $6.4 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a remaining term of approximately three years.

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

The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
Service cost for benefits earned	$5.2	$5.1
Interest cost on benefit obligation	4.6	4.3
Expected return on plan assets	(4.3)	(5.5)
Net amortization and deferral	3.1	0.6

Defined benefit plan costs	$8.6	$4.5

For the three months ended March 31, 2008, the Company did not make any contributions to the Company Plan. However, based upon the underlying value of the Company Plan’s assets and the amount of the Company Plan’s benefit obligation as of December 31, 2008, the Company made contributions of $41.0 during the three months ended March 31, 2009. The Company plans to contribute an additional $13.8 to the Company Plan during 2009.

Due to the stock market’s performance in 2008, the fair value of assets in the Company Plan decreased significantly from January 1, 2008 to December 31, 2008. As a result, the Company’s projected pension expense for the Company Plan and the nonqualified supplemental retirement plan will increase from $19.5 in 2008 to $34.2 in 2009.

The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended
	March 31,
	2009	2008
Service cost for benefits earned	$0.1	$0.1
Interest cost on benefit obligation	0.6	0.7
Net amortization and deferral	(0.4)	(0.4)

Postretirement benefit expense	$0.3	$0.4

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2009	2008

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$14.1	$16.9
Income taxes, net of refunds	7.6	6.3
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$—	$(3.0)
Purchase of equipment in accrued expenses	2.8	—

13. FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2009 and December 31, 2008 are as follows:

	Fair value	Fair Value Measurements as of
	as of	March 31, 2009
	March 31,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3

Noncontrolling interest put	$119.0	$—	$119.0	$—

Derivatives
Embedded derivatives related to the zero-coupon
subordinated notes	$—	$—	$—	$—
Interest rate swap liability	13.1	—	13.1	—
Total fair value of derivatives	$13.1	$—	$13.1	$—

	Fair value	Fair Value Measurements as of
	as of	December 31, 2008
	December 31,	Using Fair Value Hierarchy
	2008	Level 1	Level 2	Level 3

Noncontrolling interest put	$121.3	$—	$121.3	$—

Derivatives
Embedded derivatives related to the zero-coupon
subordinated notes	$—	$—	$—	$—
Interest rate swap liability	13.5	—	13.5	—
Total fair value of derivatives	$13.5	$—	$13.5	$—

The noncontrolling interest put is valued at its contractually determined value, which approximates fair value. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157, for the Company’s nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for the Company’s nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations; however, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event the Company completes an acquisition or incurs impairment of the Company’s assets in future periods.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS 161. As a result of adopting this standard the Company enhanced its disclosures for derivative instruments and hedging activities by providing additional information about the Company’s objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect the Company’s financial position and performance. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect the presentation of the Company’s financial position or results of operations.

The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as interest rate swap agreements (see Interest Rate Swap section below). Although the Company’s zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments (see Embedded Derivative section below), the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.

Interest Rate Swap

The Company has an interest rate swap agreement with a remaining term of two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $13.1 and $13.5 at March 31, 2009 and December 31, 2008, respectively, and is included in other liabilities in the condensed consolidated balance sheets. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation.

Embedded Derivatives Related to the Zero-Coupon Subordinated Notes

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

The Company believes these embedded derivatives had no fair value at March 31, 2009 and December 31, 2008. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under SFAS No. 133 as of March 31, 2009 and December 31, 2008, respectively:

	Interest Rate Swap
	Liability Derivative
Period	Balance Sheet Location	Fair Value
March 31, 2009	Other liabilities	$13.1
December 31, 2008	Other liabilities	$13.5

The following table summarizes the effect of derivative instruments on other comprehensive income for the three months ended March 31, 2009 and 2008:

Interest Rate Swap
Amount Recognized in Other Comprehensive
Income on Derivative Gain/(Loss)
(Effective
Period	Portion)
Three Months ended March 31, 2009	$0.4
Three Months ended March 31, 2008	$—

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

2.

adverse results from investigations or audits of clinical laboratories by the government, which may include significant monetary damages, refunds and/or exclusion from the Medicare and Medicaid programs;

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

5.

failure to comply with HIPAA, including changes to federal and state privacy and security obligations and changes to HIPAA, including those changes included within the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which could result in increased costs, denial of claims and/or significant penalties;

6.

failure of third-party payers to complete testing with the Company, or accept or remit transactions in HIPAA-required standard transaction and code set format, (including NPI), which could result in an interruption in the Company’s cash flow;

7.

failure of the Company, third party payors or physicians to comply with Version 5010 Transactions or the ICD-10-CM and ICD-10-PCS Code Sets issued by the Department of Health and Human Services and effective for claims submitted as of October 1, 2013;

8.	increased competition, including competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

9.	increased price competition, competitive bidding for laboratory tests and/or changes or reductions to fee schedules;

10.	changes in payer mix, including an increase in capitated managed-cost health care or the impact of a shift to consumer-driven health plans;

11.	failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

12.

failure to retain or attract managed care business as a result of changes in business models, including new risk based or network approaches, or other changes in strategy or business models by managed care companies;

13.	failure to effectively integrate and/or manage newly acquired businesses and the cost related to such integration;

14.	adverse results in litigation matters;

15.	inability to attract and retain experienced and qualified personnel;

16.	failure to maintain the Company’s days sales outstanding and/or bad debt expense levels;

17.	decrease in the Company’s credit ratings by Standard & Poor’s and/or Moody’s;

18.	discontinuation or recalls of existing testing products;

19.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

20.

inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

21.	changes in government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests;

22.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

23.

the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

24.

failure in the Company’s information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

25.	failure of the Company’s financial information systems resulting in failure to meet required financial reporting deadlines;

26.	failure of the Company’s disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

27.	business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters and terrorism or other criminal acts;

28.	liabilities that result from the inability to comply with corporate governance requirements;

29.

significant deterioration in the economy or financial markets which could negatively impact the Company’s testing volumes, cash collections and the availability of credit for general liquidity or other financing needs; and

30.	changes in reimbursement by foreign governments and foreign currency fluctuations.

GENERAL

During the first quarter of 2009, the Company continued to strengthen its financial performance through the implementation of the Company’s strategic plan and the expansion of its national platform. The Company has been successful in growing many of its focus areas, in such areas as esoteric testing, disease management and companion diagnostics.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Accession info)

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Net Sales

	Quarter Ended March 31,

	2009	2008	% Change

Net Sales
Routine Testing	$714.0	$685.5	4.2%
Genomic and Esoteric	386.1	353.6	9.2%
Ontario, Canada	55.6	64.1	(13.2%	)

Total	$1,155.7	$1,103.2	4.8%

	Number of Accessions Quarter Ended March 31,

	2009	2008	% Change

Volume
Routine Testing	21.5	21.4	0.9%
Genomic and Esoteric	6.2	5.6	9.0%
Ontario, Canada	2.2	1.8	23.6%

Total	29.9	28.8	3.9%

	Quarter Ended March 31,

	2009	2008	% Change

Revenue Per Accession
Routine Testing	$33.18	$32.13	3.3%
Genomic and Esoteric	62.67	62.55	0.2%
Ontario, Canada	24.50	34.90	(29.8%	)

Total	$38.59	$38.28	0.8%

The increase in net sales for the three months ended March 31, 2009 as compared with the corresponding 2008 period was driven primarily by growth in the Company’s Managed Care business and the Company’s continued shift in test mix to higher priced genomic and esoteric tests. Managed Care revenue as a percentage of net sales for routine testing and genomic and esoteric increased from 44.0% in 2008 to 44.8% in 2009. Genomic and esoteric volume as a percentage of volume for routine and genomic and esoteric increased from 21.0% in 2008 to 22.3% in 2009. Net sales of the Ontario joint venture were $55.6 for the three months ended March 31, 2009 compared to $64.1 in the corresponding 2008 period, a decrease of $8.5, or 13.2%. The decrease in net sales for the Ontario joint venture was due to the exchange rate impact of a stronger U.S. dollar in 2009 as compared with 2008.

Cost of Sales

	Quarter Ended March 31,

	2009	2008	% Change

Cost of sales	$666.3	$632.7	5.3%
Cost of sales as a % of sales	57.7%	57.4%

Cost of sales, which includes primarily laboratory and distribution costs, increased 5.3% in 2009 as compared with 2008 primarily due to increased volume and the continued shift in test mix to higher cost genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 57.7% in 2009 from 57.4% in 2008. The increase in cost of sales as a percentage of net sales is primarily due to increases in the cost of materials, which is caused by shifts in the Company’s test mix to higher cost genomic and esoteric tests.

Selling, General and Administrative Expenses

	Quarter Ended March 31,

	2009	2008	% Change

Selling, general and administrative expenses	$233.8	$215.6	8.4%
SG&A as a % of sales	20.2%	19.5%

Selling, general and administrative expenses increased 8.4% in 2009 as compared with 2008 primarily due to increases in bad debt expense, personnel costs (primarily employee benefit costs) and acquisition and legal costs.

Amortization of Intangibles and Other Assets

	Quarter Ended March 31,

	2009	2008	% Change

Amortization of intangibles and other assets	$15.1	$13.8	9.4%

The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2008.

Interest Expense

	Quarter Ended March 31,

	2009	2008	% Change

Interest expense	$17.0	$19.9	(14.6%	)

The decrease in interest expense was primarily driven by lower interest rates in connection with the Term Loan Facility as a result of the three-year interest rate swap agreement the Company entered into on March 31, 2008 to hedge variable interest rate risk on the Term Loan Facility.

Income from Joint Venture Partnerships

	Quarter Ended March 31,

	2009	2008	% Change

Income from joint venture partnerships	$2.8	$4.4	(36.4%	)

Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from the investment in Alberta, Canada, and is earned in Canadian dollars. As a result, the decrease in income from joint venture partnerships was primarily due to the exchange rate impact of a stronger U.S. dollar in 2009 as compared with 2008.

Income Tax Expense

	Quarter Ended March 31,

	2009	2008	% Change

Income tax expense	$90.4	$91.6	(1.3%)
Income tax expense as a % of income before tax	40.0%	40.6%

The decrease in the effective tax rate for 2009 as compared to 2008 was primarily the result of a lower rate of taxes on foreign related earnings.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company’s operations provided $208.9 and $176.5 of cash, net of $5.5 and $13.0 in transition payments to UnitedHealthcare, for the three months ended March 31, 2009 and 2008, respectively, and net of the $41.0 contribution to the Company’s defined benefit retirement plan (“Company Plan”) during the three months ended March 31, 2009. The increase in cash flows primarily resulted from improved cash collections and general working capital management.

For the three months ended March 31, 2008, the Company did not make any contributions to the Company Plan. However, based upon the underlying value of the Company Plan’s assets and the amount of the Company Plan’s benefit obligation as of December 31, 2008, the Company made contributions of $41.0 during the three months ended March 31, 2009. The Company plans to contribute an additional $13.8 to the Company Plan during 2009.

Due to the stock market’s performance in 2008, the fair value of assets in the Company Plan decreased significantly from January 1, 2008 to December 31, 2008. As a result, the Company’s projected pension expense for the Company Plan and the nonqualified supplemental retirement plan will increase from $19.5 in 2008 to $34.2 in 2009.

Capital expenditures were $30.7 and $37.9 for the three months ended March 31, 2009 and 2008, respectively. The Company expects capital expenditures of approximately $130.0 in 2009. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

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

The Company has an interest rate swap agreement with a remaining term of two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $13.1 and $13.5 at March 31, 2009 and December 31, 2008, respectively, and is included in other liabilities in the condensed consolidated balance sheets. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation.

At March 31, 2009, the Company provided letters of credit aggregating approximately $97.4, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s contract with UnitedHealthcare. Subsequent to March 31, 2009, UnitedHealthcare waived its requirement that the Company provide a $50.0 letter of credit, as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs during the first three years of the contract. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

During the three months ended March 31, 2009, the Company did not purchase any shares of its common stock. As of March 31, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

The Company had a $92.3 and $86.7 reserve for unrecognized income tax benefits, including interest and penalties, at March 31, 2009 and December 31, 2008, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, respectively.

Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

The Company’s common stock trading price conversion feature of its zero-coupon subordinated notes was not triggered by first quarter 2009 trading prices. As a result, the zero-coupon subordinated notes may not be converted during the period of April 1, 2009 through June 30, 2009 based on this conversion feature.

The Company’s common stock trading price contingent cash interest feature of its zero-coupon subordinated notes was not triggered by the average market price of the Company’s common stock for the five trading days ended March 9, 2009. As a result, the zero-coupon subordinated notes will not accrue contingent cash interest for the period of March 12, 2009 to September 11, 2009.

Noncontrolling Interest Put

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture, bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. The amended joint venture’s partnership agreement enables the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current noncontrolling interest of $23.5, totals $95.5 at March 31, 2009.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 to the Company's Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2009, which is incorporated by reference.

Item 1A Risk Factors

Information regarding risk factors appears in Part I-Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following risk factor is provided to supplement and update the risk factors contained in the Company’s Annual Report on Form 10-K:

Failure of the Company, third party payors or physicians to comply with Version 5010 Transactions or the ICD-10-CM and ICD-10-PCS Code Sets could adversely impact the Company’s reimbursement.

The Company is within the assessment and inventory phase to adopt Version 5010 Transactions and to adopt the ICD-10-CM and ICD-10-PCS Code Sets issued by the Department of Health and Human Services (“HHS”) on January 16, 2009. The compliance date for Version 5010 is January 1, 2012; the compliance date for ICD-10-CM and ICD-10-PCS Code Sets is October 1, 2013. The Company will continue its assessment of information systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third party payors or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2009, by or on behalf of the Company:

			Total Number	Maximum
		Average	of Shares	Dollar Value
	Total	Price	Repurchased as	of Shares
	Number	Paid	Part of Publicly	that May Yet Be
	of Shares	Per	Announced	Repurchased Under
	Repurchased	Share	Program	the Program
January 1 – January 31	—	$—	—	$95.2
February 1 – February 28	—	—	—	95.2
March 1 - March 31	—	—	—	95.2
	—	$—	—

At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. As of March 31, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

Item 6.	Exhibits

(a)	Exhibits
10.1*	-	Amended and Restated Master Senior Executive Severance Plan
10.2*	-	Master Senior Executive Change-in-Control Severance Plan
12.1*	-	Ratio of earnings to fixed charges
31.1*	-	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	-	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	-	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

April 30, 2009