Form 10-Q
period 2009-08-05
LABORATORY CORP OF AMERICA HOLDINGS
filed 2009-08-05
CIK 920148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number	1-11353

LABORATORY CORPORATION OF

AMERICA HOLDINGS

(Exact name of registrant as specified in its charter)

Delaware	13-3757370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

358 South Main Street,
Burlington, North Carolina	27215
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) 336-229-1127

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated Filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

The number of shares outstanding of the issuer's common stock is 108.3 million shares, net of treasury stock as of July 30, 2009.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

Condensed Consolidated Statements of Operations
Three and six month periods ended June 30, 2009 and 2008

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six months ended June 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2009 and 2008

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$226.6	$219.7
Accounts receivable, net of allowance for doubtful
accounts of $169.7 and $161.0 at June 30, 2009
and December 31, 2008, respectively	655.3	631.6
Supplies inventories	71.2	91.0
Prepaid expenses and other	68.3	83.8
Deferred income taxes	33.6	6.7
Total current assets	1,055.0	1,032.8

Property, plant and equipment, net	496.8	496.4
Goodwill, net	1,777.3	1,772.2
Intangible assets, net	1,234.0	1,222.6
Investments in joint venture partnerships	68.8	72.0
Other assets, net	81.3	73.5
Total assets	$4,713.2	$4,669.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160.6	$159.7
Accrued expenses and other	272.1	266.4
Short-term borrowings and current portion of long-term debt	120.8	120.8
Total current liabilities	553.5	546.9

Long-term debt, less current portion	1,291.1	1,600.5
Deferred income taxes and other tax liabilities	568.8	522.9
Other liabilities	161.4	189.6
Total liabilities	2,574.8	2,859.9

Commitments and contingent liabilities	—	—
Noncontrolling interest	129.1	121.3

Shareholders’ equity
Common stock, 108.8 and 108.2 shares outstanding at
June 30, 2009 and December 31, 2008, respectively	12.9	12.8
Additional paid-in capital	273.6	237.4
Retained earnings	2,653.8	2,384.6
Less common stock held in treasury	(932.5)	(929.8)
Accumulated other comprehensive income (loss)	1.5	(16.7)
Total shareholders’ equity	2,009.3	1,688.3
Total liabilities and shareholders’ equity	$4,713.2	$4,669.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$1,188.8	$1,147.8	$2,344.5	$2,251.0

Cost of sales	681.4	656.0	1,347.7	1,288.7

Gross profit	507.4	491.8	996.8	962.3

Selling, general and administrative expenses	237.3	266.0	471.1	481.6
Amortization of intangibles and other assets	15.2	14.6	30.3	28.4
Restructuring and other special charges	10.2	16.0	10.2	16.0

Operating income	244.7	195.2	485.2	436.3

Other income (expenses):
Interest expense	(16.2)	(17.3)	(33.2)	(37.2)
Income from joint venture partnerships, net	3.9	3.6	6.7	8.0
Investment income	0.4	0.6	0.8	1.1
Other, net	(0.7)	(0.7)	(1.2)	(1.3)

Earnings before income taxes	232.1	181.4	458.3	406.9

Provision for income taxes	92.7	73.6	183.1	165.2

Net earnings	139.4	107.8	275.2	241.7
Less: Net earnings attributable to the noncontrolling interest	(3.0)	(3.6)	(6.0)	(7.2)

Net earnings attributable to Laboratory Corporation of America Holdings	$136.4	$104.2	$269.2	$234.5

Basic earnings per common share	$1.26	$0.94	$2.49	$2.12

Diluted earnings per common share	$1.24	$0.92	$2.46	$2.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(in millions)

(unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	(Loss) Earnings	Equity
BALANCE AT DECEMBER 31, 2007	$13.2	$460.9	$2,028.3	$(897.1)	$120.0	$1,725.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	—	—	234.5	—	—	234.5
Other comprehensive earnings:
Foreign currency translation adjustments	—	—	—	—	(19.8)	(19.8)
Interest rate swap adjustments	—	—	—	—	9.1	9.1
Tax effect of other comprehensive
earnings adjustments	—	—	—	—	4.3	4.3
Comprehensive earnings						228.1
Issuance of common stock under
employee stock plans	0.1	36.1	—	—	—	36.2
Surrender of restricted stock awards
and performance shares	—	—	—	(32.7)	—	(32.7)
Conversion of zero-coupon convertible debt	—	0.1	—	—	—	0.1
Stock compensation	—	17.9	—	—	—	17.9
Value of noncontrolling interest put	—	(123.0)	—	—	—	(123.0)
Income tax benefit from stock
options exercised	—	16.3	—	—	—	16.3
Purchase of common stock	(0.1)	(66.4)	—	—	—	(66.5)
BALANCE AT JUNE 30, 2008	$13.2	$341.9	$2,262.8	$(929.8)	$113.6	$1,801.7
BALANCE AT DECEMBER 31, 2008	$12.8	$237.4	$2,384.6	$(929.8)	$(16.7)	$1,688.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	—	—	269.2	—	—	269.2
Other comprehensive earnings:
Foreign currency translation adjustments	—	—	—	—	28.1	28.1
Interest rate swap adjustments	—	—	—	—	1.8	1.8
Tax effect of other comprehensive
earnings adjustments	—	—	—	—	(11.7)	(11.7)
Comprehensive earnings						287.4
Issuance of common stock under
employee stock plans	—	8.2	—	—	—	8.2
Surrender of restricted stock awards	—	—	—	(2.7)	—	(2.7)
Conversion of zero-coupon convertible debt	0.1	11.3	—	—	—	11.4
Stock compensation	—	16.8	—	—	—	16.8
Income tax benefit adjustments related to
stock options exercised	—	(0.1)	—	—	—	(0.1)
BALANCE AT JUNE 30, 2009	$12.9	$273.6	$2,653.8	$(932.5)	$1.5	$2,009.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$275.2	$241.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	95.8	88.3
Stock compensation	16.8	17.9
Loss on sale of assets	0.6	0.5
Accreted interest on zero-coupon subordinated notes	5.4	5.6
Cumulative earnings less than (in excess of) distribution from joint venture partnerships	0.3	(0.9)
Deferred income taxes	8.3	16.6
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(22.2)	(11.3)
(Increase) decrease in inventories	11.9	(2.0)
Decrease in prepaid expenses and other	16.6	11.9
Increase in accounts payable	5.9	11.1
Decrease in accrued expenses and other	(23.3)	(8.2)
Net cash provided by operating activities	391.3	371.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54.4)	(78.9)
Proceeds from sale of assets	0.2	0.3
Deferred payments on acquisitions	(0.9)	(2.4)
Purchases of short-term investments	—	(72.8)
Proceeds from sale of short-term investments	—	182.7
Acquisition of licensing technology	—	(0.6)
Investment in equity affiliate	(4.3)	—
Acquisition of businesses, net of cash acquired	(7.5)	(265.8)
Net cash used for investing activities	(66.9)	(237.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	65.0
Payments on revolving credit facilities	—	(65.0)
Principal payments on term loan	(25.0)	(12.5)
Payments on zero-coupon subordinated notes	(289.4)	—
Payments on vendor-financed equipment	(1.5)	—
Decrease in bank overdraft	(5.0)	—
Noncontrolling interest distributions	(5.0)	(7.7)
Tax benefit adjustments related to stock based compensation	(0.3)	14.0
Net proceeds from issuance of stock to employees	8.2	36.2
Purchase of common stock	—	(65.0)
Net cash used for financing activities	(318.0)	(35.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.2
Net increase in cash and cash equivalents	6.9	98.9
Cash and cash equivalents at beginning of period	219.7	56.4
Cash and cash equivalents at end of period	$226.6	$155.3

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

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,

	2009			2008			2009			2008

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net earnings	$136.4	108.3	$1.26	$104.2	111.1	$0.94	$269.2	108.2	$2.49	$234.5	110.7	$2.12

Dilutive effect of employee stock plans and awards	--	0.5		--	0.8		--	0.5		--	1.3
Effect of convertible debt, net of tax	--	0.7		--	1.8		--	0.7		--	1.8

Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$136.4	109.5	$1.24	$104.2	113.7	$0.92	$269.2	109.4	$2.46	$234.5	113.8	$2.06

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Stock options	4.9	2.3	4.4	1.9

3. RESTRUCTURING CHARGES

During the second quarter of 2009, the Company recorded net restructuring charges of $10.2 primarily related to the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and other facility related costs. Of this amount, $6.6 related to severance and other employee costs for employees primarily in the affected facilities, and $12.3 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior restructuring accruals by $8.7, comprised of $6.5 of previously recorded facility costs and $2.2 of employee severance benefits as a result of incurring less cost than planned on those restructuring initiatives primarily resulting from favorable settlements on lease buyouts and severance payments that were not required to achieve the planned reduction in work force.

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

4. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance	Lease
	and Other	and Other
	Employee	Facility
	Costs	Costs	Total
Balance as of December 31, 2008	$11.3	$22.4	$33.7
Net restructuring charges	4.4	5.8	10.2
Cash payments and other adjustments	(7.0)	(3.8)	(10.8)
Balance as of June 30, 2009	$8.7	$24.4	$33.1

Current			$20.2
Non-current			12.9
			$33.1

5. BAD DEBT EXPENSE

During the three months ended June 30, 2008, the Company recorded a $45.0 increase in its provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased due to the impact of the economy, higher patient deductibles and co-payments, and acquisitions on the collectibility of accounts receivable balances.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

6. NONCONTROLLING INTEREST PUT

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture, bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. The amended joint venture’s partnership agreement enables the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current noncontrolling interest of $23.6, totals $105.5 at June 30, 2009.

Net sales of the Ontario joint venture for the six month and three month periods ended June 30, 2009 were $117.1 and $61.5, respectively (CN$140.9 and CN$71.7, respectively), and $131.1 and $67.0 for the six month and three month periods ended June 30, 2008, respectively (CN$131.7 and CN$67.4, respectively).

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2009 and for the year ended December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Balance as of January 1	$1,772.2	$1,639.5
Goodwill acquired during the period	5.6	135.4
Adjustments to goodwill	(0.5)	(2.7)

Balance at end of period	$1,777.3	$1,772.2

The components of identifiable intangible assets are as follows:

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$794.6	$(315.2)	$793.2	$(294.1)
Patents, licenses and technology	95.5	(57.9)	94.7	(54.2)
Non-compete agreements	37.4	(29.4)	37.0	(28.2)
Trade name	115.3	(37.7)	115.3	(33.4)
Canadian licenses	631.4	—	592.3	—

	$1,674.2	$(440.2)	$1,632.5	$(409.9)

Amortization of intangible assets for the six month and three month periods ended June 30, 2009 was $30.3 and $15.2, respectively, and $28.4 and $14.6 for the six month and three month periods ended June 30, 2008, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $30.3 for the remainder of fiscal 2009, $59.3 in fiscal 2010, $54.6 in fiscal 2011, $50.1 in fiscal 2012, $47.2 in fiscal 2013 and $361.1 thereafter.

The Ontario operation had $631.4 and $592.3 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of June 30, 2009 and December 31, 2008, respectively.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

8. DEBT

Short-term borrowings and the current portion of long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Term loan, current	$50.0	$50.0
Revolving credit facility	70.8	70.8
Total short-term borrowings and current portion of long-term debt	$120.8	$120.8

Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Senior notes due 2013	$351.5	$351.7
Senior notes due 2015	250.0	250.0
Term loan, non-current	400.0	425.0
Zero-coupon convertible subordinated notes	289.3	573.5
Other long-term debt	0.3	0.3
Total long-term debt	$1,291.1	$1,600.5

Zero-coupon Subordinated Notes

During the three months ended June 30, 2009, the Company redeemed approximately $369.5 principal amount at maturity of its zero-coupon subordinated notes, equaling approximately fifty percent of the principal amount at maturity outstanding of the zero-coupon subordinated notes. The total cash used for these redemptions was $289.4. As a result of certain holders of the zero-coupon subordinated notes electing to convert their notes, the Company also issued 0.4 additional shares of common stock and reversed approximately $11.3 of deferred tax liability to reflect the tax benefit realized upon issuance of these shares.

The Company’s common stock trading price conversion feature of its zero-coupon subordinated notes was not triggered by second quarter 2009 trading prices. As a result, the zero-coupon subordinated notes may not be converted during the period of July 1, 2009 through September 30, 2009 based on this conversion feature.

The Company’s common stock trading price contingent cash interest feature of its zero-coupon subordinated notes was not triggered by the average market price of the Company’s common stock for the five trading days ended March 9, 2009. As a result, the zero-coupon subordinated notes will not accrue contingent cash interest for the period of March 12, 2009 to September 11, 2009.

Credit Facilities

The balances outstanding on the Company’s Term Loan Facility at June 30, 2009 and December 31, 2008 were $450.0 and $475.0, respectively. The balance outstanding on the Company’s Revolving Facility at June 30, 2009 and December 31, 2008 was $70.8. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The Term Loan Facility and Revolving Facility contain certain debt covenants that require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of June 30, 2009.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”), whose subsidiaries have a $28.0 commitment in the Company’s Revolving Facility, filed for bankruptcy. Accordingly, the Company does not expect Lehman will fulfill its pro rata share of any future borrowing requests under the Revolving Facility. The Company is currently in discussions with another bank regarding the assumption of Lehman’s commitment in the Company’s Revolving Facility.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

As of June 30, 2009, the interest rates on the Term Loan Facility and Revolving Facility were 3.67% and 0.76%, respectively.

9. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2009.

The changes in common shares issued and held in treasury are summarized below:

		Held in
	Issued	Treasury	Outstanding
Common shares at December 31, 2008	130.3	(22.1)	108.2
Common stock issued under employee stock plans	0.2	—	0.2
Common stock issued upon conversion of zero-coupon subordinated notes	0.4	—	0.4

Common shares at June 30, 2009	130.9	(22.1)	108.8

Share Repurchase Program

During the six months ended June 30, 2009, the Company did not purchase any shares of its common stock. As of June 30, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

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

The gross unrecognized income tax benefits were $80.2 and $72.5 at June 30, 2009 and December 31, 2008, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of June 30, 2009 and December 31, 2008, $77.9 and $70.2, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $17.1 and $14.2 as of June 30, 2009 and December 31, 2008, respectively.

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

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company adopted this Statement as of January 1, 2009, and the Company began recording acquisitions in accordance with SFAS 141(R). As a result, acquisition related costs, primarily legal related, of $1.5 were included in selling, general and administrative expenses for the six months ended June 30, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Due to the fact that SFAS 141(R) is applicable to acquisitions completed after January 1, 2009 and the Company did not have any material business combinations with assets and liabilities arising from contingencies in the first six months of 2009, the adoption of FSP FAS 141(R)-1 did not impact the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is providing the additional disclosures in accordance with SFAS 161 (see note 16 to the notes to unaudited condensed consolidated financial statements).

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

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FAS 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. FAS 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s consolidated financial statements and related disclosures in the notes thereto.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FAS 107-1 and APB 28-1 amended SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of this staff position has resulted in the disclosure of the fair values attributable to our debt instruments within the Company’s interim report (see note 15 to the condensed consolidated financial statements). Since this staff position addresses disclosure requirements, the adoption of FAS 107-1 and APB 28-1 did not impact the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. SFAS 165 should not result in significant changes in the subsequent events that an entity reports – either through recognition or disclosure – in its financial statements. The adoption of this statement did not have a material impact on the Company’s recognition or disclosure of subsequent events. The Company has performed an evaluation of subsequent events through August 3, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this statement to have an impact on the consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

12. COMMITMENTS AND CONTINGENCIES

The Company was an appellant in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case ultimately to the United States Supreme Court. On June 22, 2006, the Supreme Court dismissed the Company’s appeal and the case was remanded to the District Court for further proceedings including resolution of a related declaratory judgment action initiated by the Company addressing the plaintiffs’ claims for post trial damages. On August 15, 2008, the District Court entered judgment in favor of the Company on all of the plaintiffs’ remaining claims. Metabolite Laboratories, Inc. has filed a notice of appeal. The Company does not expect the resolution of these issues to have a material adverse effect on its financial position, results of operations or liquidity.

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

As previously reported, on May 22, 2006 the Company received a subpoena from the California Attorney General seeking documents related to billing to the state’s Medicaid program. The Company subsequently reported during the third quarter of 2008 that it received a request from the California Attorney General for additional information. On March 20, 2009, a qui tam lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., which was joined by the California Attorney General and to which the previous subpoena related, was unsealed. The lawsuit was brought against the Company and several other major laboratories operating in California and alleges that the defendants improperly billed the state Medicaid program.

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

Several of these matters are in their early stages of development and management cannot predict the outcome of such matters. In the opinion of management, the ultimate disposition of such matters is not expected to have a material adverse effect on the financial position of the Company but may be material to the Company’s results of operations or cash flows in the period in which such matters are finally determined or resolved.

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

During the fourth quarter of 2008, the Company recorded a $7.5 cumulative revenue adjustment relating to certain historic overpayments made by Medicare for claims submitted by a subsidiary of the Company. The Company has forwarded a detailed claims file and refund payment to the Medicare carrier. The Company has not received a response from the carrier.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. Since the inception of this agreement, approximately $92.5 of such transition payments were billed to the Company by UnitedHealthcare and approximately $90.3 had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during the first half of 2009 and for 2008 and 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $125.6. The Company is amortizing the total estimated transition costs over the life of the contract.

Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure, as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At June 30, 2009 and December 31, 2008, the Company had provided letters of credit aggregating approximately $97.4, primarily in connection with certain insurance programs and as security for the Company’s contingent obligation to reimburse up to $200.0 in transition costs under the UnitedHealthcare contract. UnitedHealthcare has waived its requirement that the Company maintain a $50.0 letter of credit. The issuing bank is awaiting return of the original letter of credit in order to cancel the obligation. This is expected to occur in the third quarter of 2009. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

At June 30, 2009, the Company was a guarantor on approximately $4.6 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a remaining term of approximately three years.

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

The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost for benefits earned	$5.2	$5.1	$10.4	$10.2

Interest cost on benefit obligation	4.5	4.3	9.1	8.6
Expected return on plan assets	(4.3)	(5.6)	(8.6)	(11.1)
Net amortization and deferral	2.9	0.8	6.0	1.4

Defined benefit plan costs	$8.3	$4.6	$16.9	$9.1

For the six months ended June 30, 2008, the Company did not make any contributions to the Company Plan. However, based upon the underlying value of the Company Plan’s assets and the amount of the Company Plan’s benefit obligation as of December 31, 2008, the Company made contributions of $45.6 during the six months ended June 30, 2009. The Company plans to contribute an additional $9.2 to the Company Plan during 2009.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

Due to the stock market’s performance in 2008, the fair value of assets in the Company Plan decreased significantly from January 1, 2008 to December 31, 2008. As a result, the Company’s projected pension expense for the Company Plan and the nonqualified supplemental retirement plan will increase from $19.5 in 2008 to $33.8 in 2009.

The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost for benefits earned	$0.1	$0.1	$0.2	$0.2

Interest cost on benefit obligation	0.6	0.6	1.2	1.3
Net amortization and deferral	(0.5)	(0.4)	(0.9)	(0.8)

Postretirement benefit expense	$0.2	$0.3	$0.5	$0.7

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2009	2008
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$25.6	$28.6
Income taxes, net of refunds	134.9	80.6
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$—	$1.5
Purchase of equipment in accrued expenses	2.8	—

15. FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2009 and December 31, 2008 are as follows:

	Fair value	Fair Value Measurements as of
	as of	June 30, 2009
	June 30,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Noncontrolling interest put	$129.1	$—	$129.1	$—

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$—	$—	$—	$—
Interest rate swap liability	11.7	—	11.7	—
Total fair value of derivatives	$11.7	$—	$11.7	$—

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

	Fair value	Fair Value Measurements as of
	as of	December 31, 2008
	December 31,	Using Fair Value Hierarchy
	2008	Level 1	Level 2	Level 3
Noncontrolling interest put	$121.3	$—	$121.3	$—

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$—	$—	$—	$—
Interest rate swap liability	13.5	—	13.5	—
Total fair value of derivatives	$13.5	$—	$13.5	$—

The noncontrolling interest put is valued at its contractually determined value, which approximates fair value. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

During 2009, the Company implemented Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157, for the Company’s nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for the Company’s nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations; however, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event the Company completes an acquisition or incurs impairment of the Company’s assets in future periods.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $333.7 and $650.7 as of June 30, 2009 and December 31, 2008, respectively. The fair market value of the senior notes, based on market pricing, was approximately $590.8 and $539.7 as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the estimated fair market value of the Company’s variable rate debt of $468.1 and $491.1, respectively, was estimated by calculating the net present value of related cash flows, discounted at current market rates.

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Swap

The Company has an interest rate swap agreement with a remaining term of approximately two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share data)

term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $11.7 and $13.5 at June 30, 2009 and December 31, 2008, respectively, and is included in other liabilities in the condensed consolidated balance sheets. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation.

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

The Company believes these embedded derivatives had no fair value at June 30, 2009 and December 31, 2008. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the six months ended June 30, 2009 and 2008.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under SFAS No. 133 as of June 30, 2009 and December 31, 2008, respectively:

	Interest Rate Swap
	Liability Derivative
Period	Balance Sheet Location	Fair Value
June 30, 2009	Other liabilities	$11.7
December 31, 2008	Other liabilities	$13.5

The following table summarizes the effect of the interest rate swap on other comprehensive income for the six months ended June 30, 2009 and 2008:

Effective
Portion of
Derivative
Period	Gain
Six Months ended June 30, 2009	$1.8
Six Months ended June 30, 2008	$9.1

17. PROPOSED ACQUISITION

In June 2009, the Company and Monogram Biosciences, Inc. (“Monogram”) announced that they had entered into a definitive agreement and plan of merger under which the Company will acquire all of the outstanding shares of Monogram in a cash tender offer followed by a second-step merger for $4.55 per share for an implied total equity value of approximately $106.7, or a total enterprise value of approximately $155.0 at March 31, 2009, including net indebtedness. The tender offer and the merger are subject to customary closing conditions set forth in the agreement and plan of merger, including the acquisition in the tender offer of a majority of Monogram’s outstanding shares on a fully diluted basis (excluding out of the money options). The closing of the acquisition is expected in the third quarter of 2009.

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

GENERAL

During the first six months of 2009, the Company continued to strengthen its financial performance through the implementation of the Company’s strategic plan and the expansion of its national platform. The Company has been successful in growing many of its focus areas, in such areas as esoteric testing, outcome improvement and companion diagnostics.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Accession info)

Three months ended June 30, 2009 compared with three months ended June 30, 2008

Net Sales

	Quarter Ended June 30,

	2009	2008	% Change

Net Sales
Routine Testing	$725.6	$705.6	2.8%
Genomic and Esoteric Testing	401.7	375.2	7.1%
Ontario, Canada	61.5	67.0	(8.2%	)

Total	$1,188.8	$1,147.8	3.6%

	Number of Accessions Quarter Ended June 30,

	2009	2008	% Change

Volume
Routine Testing	21.7	21.8	(0.8%	)
Genomic and Esoteric Testing	6.5	6.0	10.8%
Ontario, Canada	2.4	2.1	12.6%

Total	30.6	29.9	2.4%

	Quarter Ended June 30,

	2009	2008	% Change

Revenue Per Accession
Routine Testing	$33.51	$32.31	3.7%
Genomic and Esoteric Testing	61.54	63.67	(3.3%	)
Ontario, Canada	26.04	31.92	(18.4%	)

Total	$38.92	$38.48	1.1%

The increase in net sales for the three months ended June 30, 2009 as compared with the corresponding 2008 period was driven primarily by growth in the Company’s Managed Care business, increased revenue from third parties (Medicare & Medicaid) and the Company’s continued shift in test mix to higher priced genomic and esoteric tests. Managed Care and third party revenue as a percentage of net sales for routine, genomic and esoteric testing increased from 63.6% in 2008 to 65.4% in 2009. Genomic and esoteric testing volume as a percentage of volume for routine, genomic and esoteric testing increased from 21.2% in 2008 to 23.2% in 2009. Net sales of the Ontario joint venture were $61.5 for the three months ended June 30, 2009 compared to $67.0 in the corresponding 2008 period, a decrease of $5.5, or 8.2%. The decrease in net sales for the Ontario joint venture was due to the exchange rate impact of a stronger U.S. dollar in 2009 as compared with 2008. In Canadian dollars, net sales of the Ontario joint venture increased by CN$4.3, or 6.4%.

Cost of Sales

	Quarter Ended June 30,

	2009	2008	% Change

Cost of sales	$681.4	$656.0	3.9%
Cost of sales as a % of sales	57.3%	57.1%

Cost of sales, which includes primarily laboratory and distribution costs, increased 3.9% in 2009 as compared with 2008 primarily due to increased volume and the continued shift in test mix to higher cost genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 57.3% in 2009 from 57.1% in 2008. The increase in cost of sales as a percentage of net sales is primarily due to increases in the cost of materials, which is caused by shifts in the Company’s test mix to higher cost genomic and esoteric tests.

Selling, General and Administrative Expenses

	Quarter Ended June 30,

	2009	2008	% Change

Selling, general and administrative expenses	$237.3	$266.0	(10.8%	)
SG&A as a % of sales	20.0%	23.2%

Selling, general and administrative expenses decreased 10.8% in 2009 as compared with 2008 primarily due to a decrease in bad debt expense. Bad debt expense decreased to 5.3% of net sales as compared with 8.9% in the comparable 2008 period due to an increase in 2008 of $45.0 in the Company’s provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased in 2008 due to the impact of the economy, higher patient deductibles and co-payments, and acquisitions on the collectibility of accounts receivable balances.

Amortization of Intangibles and Other Assets

	Quarter Ended June 30,

	2009	2008	% Change

Amortization of intangibles and other assets	$15.2	$14.6	4.1%

The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2008.

Restructuring and Other Special Charges

	Quarter Ended June 30,

	2009	2008	% Change

Restructuring and other special charges	$10.2	$16.0	(36.3%	)

During 2009, the Company recorded net restructuring charges of $10.2 primarily related to the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and other facility related costs. Of this amount, $6.6 related to severance and other employee costs for employees primarily in the affected facilities, and $12.3 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior restructuring accruals by $8.7, comprised of $6.5 of previously recorded facility costs and $2.2 of employee severance benefits as a result of incurring less cost than planned on those restructuring initiatives primarily resulting from favorable settlements on lease buyouts and severance payments that were not required to achieve the planned reduction in work force. These restructuring initiatives are expected to provide annualized cost savings of approximately $18.3.

During 2008, the Company recorded restructuring charges of $16.0 primarily related to the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and equipment. Of this amount, $6.5 related to severance and other employee costs for employees primarily in branch operations, divisional billing and management functions, and $9.5 related to contractual obligations associated with leased facilities and equipment.

Interest Expense

	Quarter Ended June 30,

	2009	2008	% Change

Interest expense	$16.2	$17.3	(6.4%	)

The decrease in interest expense was primarily driven by lower average borrowings outstanding in 2009 as compared with 2008 primarily due to principal payments on the Term Loan Facility and the redemption of approximately fifty percent of the zero-coupon subordinated notes in the second quarter of 2009. Also, the Company’s zero-coupon subordinated notes did not accrue contingent cash interest in the second quarter of 2009.

Income from Joint Venture Partnerships

	Quarter Ended June 30,

	2009	2008	% Change

Income from joint venture partnerships	$3.9	$3.6	8.3%

Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from the investment in Alberta, Canada, and is earned in Canadian dollars.

Income Tax Expense

	Quarter Ended June 30,

	2009	2008	% Change

Income tax expense	$92.7	$73.6	26.0%
Income tax expense as a % of income before tax	39.9%	40.6%

The decrease in the effective tax rate for 2009 as compared to 2008 was primarily the result of a lower rate of taxes on foreign related earnings due to a change in an existing tax treaty with Canada.

Six months ended June 30, 2009 compared with six months ended June 30, 2008

Net Sales

	Six Months Ended June 30,

	2009	2008	% Change

Net Sales
Routine Testing	$1,439.6	$1,391.1	3.5%
Genomic and Esoteric Testing	787.8	728.8	8.1%
Ontario, Canada	117.1	131.1	(10.6%	)

Total	$2,344.5	$2,251.0	4.2%

	Number of Accessions Six Months Ended June 30,

	2009	2008	% Change

Volume
Routine Testing	43.2	43.2	--%
Genomic and Esoteric Testing	12.7	11.6	9.9%
Ontario, Canada	4.6	3.9	17.7%

Total	60.5	58.7	3.1%

	Six Months Ended June 30,

	2009	2008	% Change

Revenue Per Accession
Routine Testing	$33.34	$32.22	3.5%
Genomic and Esoteric Testing	62.08	63.12	(1.6%	)
Ontario, Canada	25.29	33.31	(24.1%	)

Total	$38.75	$38.38	1.0%

The increase in net sales for the six months ended June 30, 2009 as compared with the corresponding 2008 period was driven primarily by growth in the Company’s Managed Care business, increased revenue from third parties (Medicare & Medicaid) and the Company’s continued shift in test mix to higher priced genomic and esoteric tests. Managed Care and third party revenue as a percentage of net sales for routine, genomic and esoteric testing increased from 63.4% in 2008 to 65.1% in 2009. Genomic and esoteric testing volume as a percentage of volume for routine, genomic and esoteric testing increased from 21.1% in 2008 to 22.7% in 2009. Net sales of the Ontario joint venture were $117.1 for the six months ended June 30, 2009 compared to $131.1 in the corresponding 2008 period, a decrease of $14.0, or 10.6%. The decrease in net sales for the Ontario joint venture was due to the exchange rate impact of a stronger U.S. dollar in 2009 as compared with 2008. In Canadian dollars, net sales of the Ontario joint venture increased by CN$9.2, or 7.0%.

Cost of Sales

	Six Months Ended June 30,

	2009	2008	% Change

Cost of sales	$1,347.7	$1,288.7	4.6%
Cost of sales as a % of sales	57.5%	57.3%

Cost of sales, which includes primarily laboratory and distribution costs, increased 4.6% in 2009 as compared with 2008 primarily due to increased volume and the continued shift in test mix to higher cost genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 57.5% in 2009 from 57.3% in 2008. The increase in cost of sales as a percentage of net sales is primarily due to increases in the cost of materials, which is caused by shifts in the Company’s test mix to higher cost genomic and esoteric tests.

Selling, General and Administrative Expenses

	Six Months Ended June 30,

	2009	2008	% Change

Selling, general and administrative expenses	$471.1	$481.6	(2.2%	)
SG&A as a % of sales	20.1%	21.4%

Selling, general and administrative expenses decreased 2.2% in 2009 as compared with 2008 primarily due to a decrease in bad debt expense. Bad debt expense decreased to 5.3% of net sales as compared with 7.0% in the comparable 2008 period due to the increase in the second quarter of 2008 of $45.0 in the Company’s provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased in 2008 due to the impact of the economy, higher patient deductibles and co-payments, and acquisitions on the collectibility of accounts receivable balances.

Amortization of Intangibles and Other Assets

	Six Months Ended June 30,

	2009	2008	% Change

Amortization of intangibles and other assets	$30.3	$28.4	6.7%

The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2008.

Interest Expense

	Six Months Ended June 30,

	2009	2008	% Change

Interest expense	$33.2	$37.2	(10.8%	)

The decrease in interest expense was primarily driven by lower average borrowings outstanding in 2009 as compared with 2008 primarily due to principal payments on the Term Loan Facility and the redemption of approximately fifty percent of the zero-coupon subordinated notes in the second quarter of 2009. Also, the Company’s zero-coupon subordinated notes did not accrue contingent cash interest for the period March 12, 2009 through June 30, 2009. Lower interest rates in connection with the Term Loan Facility also contributed to the decrease in interest expense as a result of the three-year interest rate swap agreement the Company entered into on March 31, 2008 to hedge variable interest rate risk on the Term Loan Facility.

Income from Joint Venture Partnerships

	Six Months Ended June 30,

	2009	2008	% Change

Income from joint venture partnerships	$6.7	$8.0	(16.3%	)

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

Income Tax Expense

	Six Months Ended June 30,

	2009	2008	% Change

Income tax expense	$183.1	$165.2	10.8%
Income tax expense as a % of income before tax	40.0%	40.6%

The decrease in the effective tax rate for 2009 as compared to 2008 was primarily the result of a lower rate of taxes on foreign related earnings due to a change in an existing tax treaty with Canada.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company’s operations provided $391.3 and $371.2 of cash, net of $16.0 and $21.5 in transition payments to UnitedHealthcare, for the six months ended June 30, 2009 and 2008, respectively, and net of the $45.6 contribution to the Company’s defined benefit retirement plan (“Company Plan”) during the six months ended June 30, 2009. The increase in cash flows primarily resulted from improved cash collections and general working capital management.

For the six months ended June 30, 2008, the Company did not make any contributions to the Company Plan. However, based upon the underlying value of the Company Plan’s assets and the amount of the Company Plan’s benefit obligation as of December 31, 2008, the Company made contributions of $45.6 during the six months ended June 30, 2009. The Company plans to contribute an additional $9.2 to the Company Plan during 2009.

Due to the stock market’s performance in 2008, the fair value of assets in the Company Plan decreased significantly from January 1, 2008 to December 31, 2008. As a result, the Company’s projected pension expense for the Company Plan and the nonqualified supplemental retirement plan will increase from $19.5 in 2008 to $33.8 in 2009.

Capital expenditures were $54.4 and $78.9 for the six months ended June 30, 2009 and 2008, respectively. The Company expects capital expenditures of approximately $130.0 in 2009. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”), whose subsidiaries have a $28.0 commitment in the Company’s Revolving Facility, filed for bankruptcy. Accordingly, the Company does not expect Lehman will fulfill its pro rata share of any future borrowing requests under the Revolving Facility. The Company is currently in discussions with another bank regarding the assumption of Lehman’s commitment in the Company’s Revolving Facility.

The Company has an interest rate swap agreement with a remaining term of approximately two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $11.7 and $13.5 at June 30, 2009 and December 31, 2008, respectively, and is included in other liabilities in the condensed consolidated balance sheets. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation.

At June 30, 2009, the Company provided letters of credit aggregating approximately $97.4, primarily in connection with certain insurance programs and contractual guarantees on obligations under the Company’s contract with UnitedHealthcare. UnitedHealthcare has waived its requirement that the Company maintain a $50.0 letter of credit. The issuing bank is awaiting return of the original letter of credit in order to cancel the obligation. This is expected to occur in the third quarter of 2009. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

During the six months ended June 30, 2009, the Company did not purchase any shares of its common stock. As of June 30, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

The Company had a $97.3 and $86.7 reserve for unrecognized income tax benefits, including interest and penalties, at June 30, 2009 and December 31, 2008, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively.

The Term Loan Facility and Revolving Facility contain certain debt covenants that require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of June 30, 2009. Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

During the three months ended June 30, 2009, the Company redeemed approximately $369.5 principal amount at maturity of its zero-coupon subordinated notes, equaling approximately fifty percent of the principal amount at maturity outstanding of the zero-coupon subordinated notes. The total cash used for these redemptions was $289.4. As a result of certain holders of the zero-coupon subordinated notes electing to convert their notes, the Company also issued 0.4 additional shares of common stock and reversed approximately $11.3 of deferred tax liability to reflect the tax benefit realized upon issuance of these shares.

The Company’s common stock trading price conversion feature of its zero-coupon subordinated notes was not triggered by second quarter 2009 trading prices. As a result, the zero-coupon subordinated notes may not be converted during the period of July 1, 2009 through September 30, 2009 based on this conversion feature.

The Company’s common stock trading price contingent cash interest feature of its zero-coupon subordinated notes was not triggered by the average market price of the Company’s common stock for the five trading days ended March 9, 2009. As a result, the zero-coupon subordinated notes will not accrue contingent cash interest for the period of March 12, 2009 to September 11, 2009.

Noncontrolling Interest Put

Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture, bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. The amended joint venture’s partnership agreement enables the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current noncontrolling interest of $23.6, totals $105.5 at June 30, 2009.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2009, which is incorporated by reference.

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

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended June 30, 2009, by or on behalf of the Company:

			Total Number	Maximum
		Average	of Shares	Dollar Value
	Total	Price	Repurchased as	of Shares
	Number	Paid	Part of Publicly	that May Yet Be
	of Shares	Per	Announced	Repurchased Under
	Repurchased	Share	Program	the Program
April 1 – April 30	—	$—	—	$95.2
May 1 – May 31	—	—	—	95.2
June 1 - June 30	—	—	—	95.2
	—	$—	—

At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. As of June 30, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $95.2 of Company common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information reflects voting activity for the Company’s Annual Meeting of Stockholders held on May 6, 2009:

Total outstanding shares of Laboratory Corporation of America Holdings:	108,334,588
(excludes 22,109,014 non-voting Treasury shares)
Total shares voted:	93,009,550

Election of the members of the Board of Directors:	Votes For	Votes Against	Votes Abstained
Thomas P. Mac Mahon	89,456,609	3,481,495	67,064
Kerrii B. Anderson	90,089,980	2,851,341	63,847
Jean-Luc Belingard	64,217,124	28,715,829	71,955
David P. King	89,683,249	3,261,345	60,574
Wendy E. Lane	87,878,405	5,060,667	66,097
Robert E. Mittelstaedt, Jr.	86,293,322	6,641,581	70,265
Arthur H. Rubenstein, MBBCh	90,104,232	2,839,453	61,484
M. Keith Weikel, Ph.D.	90,092,625	2,850,310	62,233
R. Sanders Williams, M.D.	90,141,281	2,799,632	64,256

Ratification of the Audit Committee’s appointment
of PricewaterhouseCoopers LLP as the Company’s
independent registered public accounting firm for	Votes For	Votes Against	Votes Abstained
the year ending December 31, 2009	92,514,097	456,874	38,579

Item 6.	Exhibits

(a)	Exhibits
12.1*	-	Ratio of earnings to fixed charges
31.1*	-	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	-	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	-	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

August 3, 2009