Form 10-Q
period 2009-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2009-10-29
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2009
OR
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

The number of shares outstanding of the issuer's common stock is 106.2 million shares, net of treasury stock as of October 22, 2009.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

Condensed Consolidated Statements of Operations
Three and nine month periods ended September 30, 2009 and 2008

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine months ended September 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2009 and 2008

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

INDEX

PART I                      –           FINANCIAL INFORMATION

Item 1.                 –      Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$126.8	$219.7
Accounts receivable, net of allowance for doubtful
accounts of $178.7 and $161.0 at September 30, 2009
and December 31, 2008, respectively	636.9	631.6
Supplies inventories	81.6	91.0
Prepaid expenses and other	96.3	83.8
Deferred income taxes	35.9	6.7
Total current assets	977.5	1,032.8

Property, plant and equipment, net	493.5	496.4
Goodwill, net	1,854.9	1,772.2
Intangible assets, net	1,342.1	1,222.6
Investments in joint venture partnerships	75.2	72.0
Other assets, net	86.9	73.5
Total assets	$4,830.1	$4,669.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174.6	$159.7
Accrued expenses and other	307.2	266.4
Short-term borrowings and current portion of long-term debt	120.8	120.8
Total current liabilities	602.6	546.9

Long-term debt, less current portion	1,280.0	1,600.5
Deferred income taxes and other tax liabilities	578.1	522.9
Other liabilities	200.2	189.6
Total liabilities	2,660.9	2,859.9

Commitments and contingent liabilities	--	--
Noncontrolling interest	140.4	121.3

Shareholders’ equity
Common stock, 106.5 and 108.2 shares outstanding at
September 30, 2009 and December 31, 2008, respectively	12.6	12.8
Additional paid-in capital	128.4	237.4
Retained earnings	2,785.2	2,384.6
Less common stock held in treasury	(932.5)	(929.8)
Accumulated other comprehensive income (loss)	35.1	(16.7)
Total shareholders’ equity	2,028.8	1,688.3
Total liabilities and shareholders’ equity	$4,830.1	$4,669.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$1,185.1	$1,135.1	$3,529.6	$3,386.1

Cost of sales	687.0	673.5	2,034.7	1,962.2

Gross profit	498.1	461.6	1,494.9	1,423.9

Selling, general and administrative expenses	247.3	227.1	718.4	708.7
Amortization of intangibles and other assets	15.9	14.6	46.2	43.0
Restructuring and other special charges	--	17.7	10.2	33.7

Operating income	234.9	202.2	720.1	638.5

Other income (expenses):
Interest expense	(15.0)	(16.8)	(48.2)	(54.0)
Income from joint venture partnerships, net	4.2	3.7	10.9	11.7
Investment income	0.3	1.0	1.1	2.1
Other, net	(1.3)	(0.2)	(2.5)	(1.5)

Earnings before income taxes	223.1	189.9	681.4	596.8

Provision for income taxes	88.5	75.0	271.6	240.2

Net earnings	134.6	114.9	409.8	356.6
Less: Net earnings attributable to the noncontrolling interest	(3.2)	(3.0)	(9.2)	(10.2)

Net earnings attributable to Laboratory Corporation of America Holdings	$131.4	$111.9	$400.6	$346.4

Basic earnings per common share	$1.22	$1.02	$3.71	$3.14

Diluted earnings per common share	$1.21	$1.00	$3.67	$3.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AT DECEMBER 31, 2007	$13.2	$460.9	$2,028.3	$(897.1)	$120.0	$1,725.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	346.4	--	--	346.4
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	(46.6)	(46.6)
Interest rate swap adjustments	--	--	--	--	6.4	6.4
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	15.4	15.4
Comprehensive earnings						321.6
Issuance of common stock under
employee stock plans	0.1	53.2	--	--	--	53.3
Surrender of restricted stock awards
and performance shares	--	--	--	(32.7)	--	(32.7)
Conversion of zero-coupon convertible debt	--	0.1	--	--	--	0.1
Stock compensation	--	27.0	--	--	--	27.0
Value of noncontrolling interest put	--	(123.0)	--	--	--	(123.0)
Income tax benefit from stock
options exercised	--	19.1	--	--	--	19.1
Purchase of common stock	(0.5)	(221.9)	(108.2)	--	--	(330.6)
BALANCE AT SEPTEMBER 30, 2008	$12.8	$215.4	$2,266.5	$(929.8)	$95.2	$1,660.1

BALANCE AT DECEMBER 31, 2008	$12.8	$237.4	$2,384.6	$(929.8)	$(16.7)	$1,688.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	400.6	--	--	400.6
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	83.7	83.7
Interest rate swap adjustments	--	--	--	--	1.1	1.1
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(33.0)	(33.0)
Comprehensive earnings						452.4
Issuance of common stock under
employee stock plans	--	18.1	--	--	--	18.1
Surrender of restricted stock awards	--	--	--	(2.7)	--	(2.7)
Conversion of zero-coupon convertible debt	0.1	11.3	--	--	--	11.4
Stock compensation	--	26.1	--	--	--	26.1
Income tax benefit from stock
options exercised	--	0.3	--	--	--	0.3
Purchase of common stock	(0.3)	(164.8)	--	--	--	(165.1)
BALANCE AT SEPTEMBER 30, 2009	$12.6	$128.4	$2,785.2	$(932.5)	$35.1	$2,028.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$409.8	$356.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	145.3	133.5
Stock compensation	26.1	27.0
Loss on sale of assets	1.5	0.7
Accreted interest on zero-coupon subordinated notes	6.8	8.5
Cumulative earnings in excess of distribution from joint venture partnerships	(0.2)	(0.9)
Deferred income taxes	9.9	28.6
Change in assets and liabilities (net of effects of acquisitions):
(Increase) decrease in accounts receivable (net)	14.0	(0.1)
(Increase) decrease in inventories	3.3	(4.8)
Decrease in prepaid expenses and other	11.4	6.4
Increase in accounts payable	14.4	10.6
Decrease in accrued expenses and other	(4.6)	(0.5)
Net cash provided by operating activities	637.7	565.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(77.1)	(120.4)
Proceeds from sale of assets	0.9	0.4
Deferred payments on acquisitions	(1.3)	(3.7)
Purchases of short-term investments	--	(72.8)
Proceeds from sale of short-term investments	--	182.7
Acquisition of licensing technology	--	(0.8)
Investment in equity affiliate	(4.3)	--
Acquisition of businesses, net of cash acquired	(168.0)	(336.6)
Net cash used for investing activities	(249.8)	(351.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	--	135.8
Payments on revolving credit facilities	--	(65.0)
Principal payments on term loan	(37.5)	(18.7)
Payments on zero-coupon subordinated notes	(289.4)	--
Payments on vendor-financed equipment	(1.5)	--
Increase (decrease) in bank overdraft	(5.0)	2.5
Payments on long-term debt	--	(0.1)
Noncontrolling interest distributions	(7.7)	(10.9)
Excess tax benefits from stock based compensation	--	15.7
Net proceeds from issuance of stock to employees	18.1	53.3
Purchase of common stock	(159.1)	(333.6)
Net cash used for financing activities	(482.1)	(221.0)
Effect of exchange rate changes on cash and cash equivalents	1.3	(0.4)
Net decrease in cash and cash equivalents	(92.9)	(7.0)
Cash and cash equivalents at beginning of period	219.7	56.4
Cash and cash equivalents at end of period	$126.8	$49.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

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

     The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in “Accumulated other comprehensive income.”

     The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The Company evaluated events occurring subsequent to September 30, 2009 for potential recognition or disclosure in the condensed consolidated financial statements through October 27, 2009.

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

     The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
		2009			2008			2009			2008
			Per			Per			Per			Per
			Share			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net earnings	$131.4	107.6	$1.22	$111.9	109.6	$1.02	$400.6	108.0	$3.71	$346.4	110.4	$3.14
Dilutive effect of
employee stock
plans and awards	--	0.7		--	0.7		--	0.6		--	1.1
Effect of convertible
debt, net of tax	--	0.5		--	1.7		--	0.5		--	1.7
Diluted earnings per share:
Net earnings
including impact of
dilutive adjustments	$131.4	108.8	$1.21	$111.9	112.0	$1.00	$400.6	109.1	$3.67	$346.4	113.2	$3.06

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	2.9	3.0	4.6	2.2

3.  RESTRUCTURING AND OTHER SPECIAL CHARGES

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

4.  RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance	Lease
	and Other	and Other
	Employee	Facility
	Costs	Costs	Total
Balance as of December 31, 2008	$11.3	$22.4	$33.7
Net restructuring charges	4.4	5.8	10.2
Cash payments and other adjustments	(10.2)	(6.2)	(16.4)
Balance as of September 30, 2009	$5.5	$22.0	$27.5

Current			$15.9
Non-current			11.6
			$27.5

INDEX

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

6. BUSINESS ACQUISITIONS

     During the nine months ended September 30 2009, the Company acquired various laboratories and related assets for approximately $168.0 in cash (net of cash acquired). The acquisition activity primarily included the acquisition of Monogram Biosciences, Inc. (“Monogram”) effective August 3, 2009 for approximately $160.0 in cash (net of cash acquired). The Monogram acquisition was made to enhance the Company’s scientific differentiation and esoteric testing capabilities and advance the Company’s personalized medicine strategy.

     The Monogram purchase consideration has been allocated to the estimated fair market value of the net assets acquired, including approximately $63.3 in identifiable intangible assets (primarily non-tax deductible customer list, patents and technology, and trade name) with weighted-average useful lives of approximately 15 years;  net operating loss tax assets of approximately $44.8, which are expected to be realized over a period of 18 years; and residual amount of non-tax deductible goodwill of approximately $76.2. The Company will finalize its determination of the fair market value of the net assets acquired during the fourth quarter of 2009.

     Monogram has an active research and development department, which is primarily focused on the development of companion diagnostics technology. As a result of this acquisition, the Company incurred approximately $2.5 of research and development expenses (included in selling, general and administrative expenses) for the three and nine months ended September 30, 2009.

     In connection with the Monogram acquisition, the Company incurred approximately $2.7 in transaction fees and expenses (included in selling, general and administrative expenses).

7.  NONCONTROLLING INTEREST PUT

     Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture, bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. The amended joint venture’s partnership agreement enables the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current noncontrolling interest of $24.1, totals $116.3 at September 30, 2009.

     Net sales of the Ontario joint venture for the nine month and three month periods ended September 30, 2009 were $180.5 and $63.4, respectively (CN$210.4 and CN$69.5, respectively), and $190.5 and $59.4 for the nine month and three month periods ended September 30, 2008, respectively (CN$193.5 and CN$61.8, respectively).

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

8.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2009 and for the year ended December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Balance as of January 1	$1,772.2	$1,639.5
Goodwill acquired during the period	82.1	135.4
Adjustments to goodwill	0.6	(2.7)

Balance at end of period	$1,854.9	$1,772.2

The components of identifiable intangible assets are as follows:

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$836.2	$(326.1)	$793.2	$(294.1)
Patents, licenses and technology	120.4	(59.8)	94.7	(54.2)
Non-compete agreements	37.4	(30.0)	37.0	(28.2)
Trade name	117.8	(39.7)	115.3	(33.4)
Canadian licenses	685.9	--	592.3	--

	$1,797.7	$(455.6)	$1,632.5	$(409.9)

     Amortization of intangible assets for the nine month and three month periods ended September 30, 2009 was $46.2 and $15.9, respectively, and $43.0 and $14.6 for the nine month and three month periods ended September 30, 2008, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $16.2 for the remainder of fiscal 2009, $65.0 in fiscal 2010, $60.3 in fiscal 2011, $55.8 in fiscal 2012, $52.8 in fiscal 2013 and $406.1 thereafter.

     The Ontario operation had $685.9 and $592.3 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of September 30, 2009 and December 31, 2008, respectively.

9.  DEBT

     Short-term borrowings and the current portion of long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Term loan, current	$50.0	$50.0
Revolving credit facility	70.8	70.8
Total short-term borrowings and current portion of long-term debt	$120.8	$120.8

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Senior notes due 2013	$351.4	$351.7
Senior notes due 2015	250.0	250.0
Term loan, non-current	387.5	425.0
Zero-coupon convertible subordinated notes	290.8	573.5
Other long-term debt	0.3	0.3
Total long-term debt	$1,280.0	$1,600.5

Zero-coupon Subordinated Notes

     During the second quarter of 2009, the Company redeemed approximately $369.5 principal amount at maturity of its zero-coupon subordinated notes, equaling approximately fifty percent of the principal amount at maturity outstanding of the zero-coupon subordinated notes. The total cash used for these redemptions was $289.4. As a result of certain holders of the zero-coupon subordinated notes electing to convert their notes, the Company also issued 0.4 additional shares of common stock and reversed approximately $11.3 of deferred tax liability to reflect the tax benefit realized upon issuance of these shares.

     The Company’s common stock trading price conversion feature of its zero-coupon subordinated notes was not triggered by third quarter 2009 trading prices. As a result, the zero-coupon subordinated notes may not be converted during the period of October 1, 2009 through December 31, 2009 based on this conversion feature.

     The Company’s common stock trading price contingent cash interest feature of its zero-coupon subordinated notes was not triggered by the average market price of the Company’s common stock for the five trading days ended September 9, 2009. As a result, the zero-coupon subordinated notes will not accrue contingent cash interest for the period of September 12, 2009 to March 11, 2010.

Credit Facilities

    The balances outstanding on the Company’s Term Loan Facility at September 30, 2009 and December 31, 2008 were $437.5 and $475.0, respectively. The balance outstanding on the Company’s Revolving Facility at September 30, 2009 and December 31, 2008 was $70.8. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The Term Loan Facility and Revolving Facility contain certain debt covenants that require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of September 30, 2009.

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

     As of September 30, 2009, the interest rates on the Term Loan Facility and Revolving Facility were 3.67% and 0.70%, respectively.

10. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2009.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The changes in common shares issued and held in treasury are summarized below:
		Held in
	Issued	Treasury	Outstanding
Common shares at December 31, 2008	130.3	(22.1)	108.2
Common stock issued under employee stock plans	0.3	--	0.3
Common stock issued upon conversion of zero-coupon subordinated notes	0.4	--	0.4
Retirement of common stock	(2.4)	--	(2.4)

Common shares at September 30, 2009	128.6	(22.1)	106.5

Share Repurchase Program

     During the nine months ended September 30, 2009, the Company purchased 2.4 shares of its common stock at a total cost of $165.1. As of September 30, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $180.2 of Company common stock.

11. INCOME TAXES

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

     The gross unrecognized income tax benefits were $81.2 and $72.5 at September 30, 2009 and December 31, 2008, respectively. It is reasonably possible the Company will reverse a significant amount of the unrecognized income tax benefits during the fourth quarter of 2009. The reversal relates to certain state income tax matters that are reasonably anticipated to be closed during the fourth quarter. The anticipated decrease in the reserve for gross unrecognized income tax benefits (including interest) is estimated to be approximately $27.7. The anticipated net of tax benefit to flow through the Company’s consolidated statement of operations for the fourth quarter of 2009 is estimated to be approximately $17.3.

     As of September 30, 2009 and December 31, 2008, $84.5 and $70.2, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

     The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $17.4 and $14.2 as of September 30, 2009 and December 31, 2008, respectively.

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

12. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2009, the Financial Accounting Standards Board (“FASB”) established authoritative United States generally accepted accounting principles (“GAAP”), codifying and superseding all pre-existing accounting standards and literature. This newly codified GAAP is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the guidance without any impact on the consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     In December 2007, the FASB issued authoritative guidance requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted the guidance as of January 1, 2009 and pursuant to the provisions of the literature, the presentation and disclosure requirements have been applied retrospectively for all periods presented. Due to the nature of the noncontrolling interest put, the Company has not included the noncontrolling interest in its Ontario joint venture in the equity section of the accompanying condensed consolidated balance sheets.

     In December 2007, the FASB issued authoritative guidance in connection with business combinations which was intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The guidance applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the literature as of January 1, 2009, and the Company began recording acquisitions in accordance with the authoritative guidance. As a result, acquisition related costs, primarily legal and other professional services, of $3.5 and $5.0 were included in selling, general and administrative expenses for the three months and nine months ended September 30, 2009.

     In April 2009, the FASB issued authoritative guidance in connection with accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Due to the fact that the literature is applicable to acquisitions completed after January 1, 2009 and the Company did not have any business combinations with assets and liabilities arising from contingencies in the first nine months of 2009, the adoption of the authoritative guidance did not impact the Company’s consolidated financial statements.

     In March 2008, the FASB issued authoritative guidance in connection with disclosures about derivative instruments and hedging activities. The guidance requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under this authoritative guidance, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. The literature also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is providing the additional disclosures in accordance with the authoritative guidance (see Note 17 to the notes to unaudited condensed consolidated financial statements).

     In May 2008, the FASB issued authoritative guidance in connection with accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The literature impacts the Company’s zero-coupon subordinated notes, and requires that additional interest expense essentially equivalent to the portion of issuance proceeds retroactively allocated to the instrument’s equity component be recognized over the period from the zero-coupon subordinated notes’ issuance in 2001 through September 2004 (the first date holders of these notes had the ability to put them back to the Company). As anticipated, the adoption of this authoritative guidance and its retrospective application did not have an impact on results of operations for periods following 2004, but it did result in an increase of $215.4 in opening additional paid-in capital and a corresponding decrease in opening retained earnings as of January 1, 2007, net of deferred tax impacts, on post-2004 consolidated balance sheets.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     In December 2008, the FASB issued authoritative guidance in connection with employers’ disclosures about postretirement benefit plan assets. The objectives of the disclosures about plan assets in an employers’ defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. An employer should consider those overall objectives in providing detailed disclosures about plan assets. The guidance is effective for years ending after December 15, 2009. Early application is permitted. Upon initial application, the provisions of the literature are not required for earlier periods that are presented for comparative periods. The Company is currently evaluating the impact the adoption of the authoritative guidance could have on its consolidated financial statements.

     In April 2009, the FASB issued authoritative guidance in connection with determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The literature provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. The guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The literature is effective for interim and annual periods ending after June 15, 2009. The adoption of the authoritative guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures in the notes thereto.

     In April 2009, the FASB issued authoritative guidance in connection with interim disclosures about fair value of financial instruments. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These disclosures are effective for interim periods ending after June 15, 2009. Note 16 to the condensed consolidated financial statements reflects these disclosure requirements.

     In May 2009, the FASB issued authoritative guidance in connection with subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The literature renames type one and type two subsequent events as “recognized” subsequent events and “non-recognized” subsequent events. For recognized subsequent events, an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. For unrecognized subsequent events, an entity shall not recognize subsequent events about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date. Adoption of the authoritative guidance had no impact on the consolidated financial statements as of and for the periods ended September 30, 2009.

     In June 2009, the FASB issued authoritative guidance in connection with adding qualified special purpose entities into the scope of guidance for consolidation of variable interest entities. This literature also modifies the analysis by which a controlling interest of a variable interest entity is determined thereby requiring the controlling interest to consolidate the variable interest entity. A controlling interest exists if a party to a variable interest entity has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of or receive benefits from the entity that could be potentially significant to the variable interest entity. The guidance becomes effective as of the beginning of the first annual reporting period beginning after November 15, 2009 and should be applied prospectively for interim and annual periods during that period going forward. The Company is currently evaluating the impact the adoption of the authoritative guidance could have on its consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     In August 2009, the FASB issued authoritative guidance in connection with measuring liabilities at fair value. The guidance addresses the impact of transfer restrictions on the fair value of a liability and the ability to use the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. The literature also clarifies the application of certain valuation techniques. Those clarifications include when to make adjustments to fair value. The guidance will be effective in the Company’s quarter ending December 31, 2009. The Company does not expect the adoption of the authoritative guidance to have an impact on the consolidated financial statements as the literature is broadly consistent with current practice in measuring the fair value of liabilities.

13. COMMITMENTS AND CONTINGENCIES

     The Company was a party in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case ultimately to the United States Supreme Court. On June 22, 2006, the Supreme Court dismissed the Company’s appeal and the case was remanded to the District Court for further proceedings including resolution of a related declaratory judgment action initiated by the Company addressing the plaintiffs’ claims for post trial damages. On August 15, 2008, the District Court entered judgment in favor of the Company on all of the plaintiffs’ remaining claims. Metabolite Laboratories, Inc. has filed a notice of appeal and the appeal is pending. The Company does not expect the resolution of these issues to have a material adverse effect on its financial position, results of operations or liquidity.

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other healthcare providers. The Company works cooperatively to respond to appropriate requests for information.

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

     During 2009, the Company received subpoenas from two state agencies requesting documents related to its billing to Medicaid in those states. The Company also responded to subpoenas from the Office of Inspector General's regional offices in New York and Massachusetts regarding certain of its billing practices. The Company is cooperating with the requests.

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

INDEX

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

     Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company has committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets. Since the inception of this agreement, approximately $102.0 of such transition payments were billed to the Company by UnitedHealthcare and approximately $98.9 had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during the nine months of 2009 and for 2008 and 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $125.6. The Company is amortizing the total estimated transition costs over the life of the contract.

     Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure, as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At September 30, 2009, the Company had provided letters of credit aggregating approximately $46.9, primarily in connection with certain insurance programs. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

  At September 30, 2009, the Company was a guarantor on approximately $4.6 of equipment leases. These leases were entered into by a joint venture in which the Company owns a fifty percent interest and have a remaining term of approximately three years.

14. PENSION AND POSTRETIREMENT PLANS

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

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost for benefits earned	$5.2	$4.9	$15.6	$15.1
Interest cost on benefit obligation	4.6	4.3	13.7	12.9
Expected return on plan assets	(4.3)	(5.5)	(12.9)	(16.6)
Net amortization and deferral	3.0	0.7	9.0	2.1

Defined benefit plan costs	$8.5	$4.4	$25.4	$13.5

     For the nine months ended September 30, 2008, the Company did not make any contributions to the Company Plan. However, based upon the underlying value of the Company Plan’s assets and the amount of the Company Plan’s benefit obligation as of December 31, 2008, the Company made contributions of $50.2 during the nine months ended September 30, 2009. The Company plans to contribute an additional $4.6 to the Company Plan during 2009.

     Due to the stock market’s performance in 2008, the fair value of assets in the Company Plan decreased significantly from January 1, 2008 to December 31, 2008. As a result, the Company’s projected pension expense for the Company Plan and the nonqualified supplemental retirement plan will increase from $19.5 in 2008 to $33.8 in 2009.

     On October 14, 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009, on the Company Plan and the PEP. Both plans will be closed to new entrants. Current participants in the Company Plan and the PEP will stop earning service-based credits, but will continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the Company's 401k plan will receive a 3% non-elective contribution ("NEC"). The NEC replaces the Company match, which will be discontinued. Employees are not required to make a contribution to the 401k plan in order to receive the NEC. The NEC will be non-forfeitable and vests immediately. The 401k plan will also provide discretionary service credits of 1% to 3% of pay for eligible long service employees.

     The Company believes these changes to the Company Plan, the PEP and its 401k plan will align the Company's retirement plan strategy with prevailing industry practices and reduce the future impact of market volatility on the Company Plan.

     The Company assumed obligations under a subsidiary’s postretirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the postretirement medical plan is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost for benefits earned	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	0.5	0.7	1.7	2.0
Net amortization and deferral	(0.4)	(0.4)	(1.3)	(1.2)

Postretirement benefit expense	$0.2	$0.4	$0.7	$1.1

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2009	2008

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$39.6	$42.9
Income taxes, net of refunds	214.9	153.6
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$6.0	$(3.0)
Purchase of equipment in accrued expenses	2.8	--

16. FAIR VALUE MEASUREMENTS

     The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2009 and December 31, 2008 are as follows:

	Fair value	Fair Value Measurements as of
	as of	September 30, 2009
	September 30,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3

Noncontrolling interest put	$140.4	$--	$140.4	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	12.4	--	12.4	--
Total fair value of derivatives	$12.4	$--	$12.4	$--

	Fair value	Fair Value Measurements as of
	as of	December 31, 2008
	December 31,	Using Fair Value Hierarchy
	2008	Level 1	Level 2	Level 3

Noncontrolling interest put	$121.3	$--	$121.3	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	13.5	--	13.5	--
Total fair value of derivatives	$13.5	$--	$13.5	$--

     The noncontrolling interest put is valued at its contractually determined value, which approximates fair value. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

     During 2009, the Company implemented authoritative guidance for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of the guidance did not impact the Company’s financial position or results of operations; however, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event the Company completes a significant acquisition or incurs impairment of the Company’s assets in future periods.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $335.0 and $650.7 as of September 30, 2009 and December 31, 2008, respectively. The fair market value of the senior notes, based on market pricing, was approximately $618.2 and $539.7 as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the estimated fair market value of the Company’s variable rate debt of $493.1 and $491.1, respectively, was estimated by calculating the net present value of related cash flows, discounted at current market rates.

17. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Swap

     The Company has an interest rate swap agreement with a remaining term of approximately two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $12.4 and $13.5 at September 30, 2009 and December 31, 2008, respectively, and is included in other liabilities in the condensed consolidated balance sheets. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation.

Embedded Derivatives Related to the Zero-Coupon Subordinated Notes

     The Company’s zero-coupon subordinated notes contain the following two features that are considered to be embedded derivative instruments under authoritative guidance in connection with accounting for derivative instruments and hedging activities:

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

     The Company believes these embedded derivatives had no fair value at September 30, 2009 and December 31, 2008. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the nine months ended September 30, 2009 and 2008.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments as of September 30, 2009 and December 31, 2008, respectively:

	Interest Rate Swap
	Liability Derivative
Period	Balance Sheet Location	Fair Value
September 30, 2009	Other liabilities	$12.4
December 31, 2008	Other liabilities	$13.5

     The following table summarizes the effect of the interest rate swap on other comprehensive income for the nine months ended September 30, 2009 and 2008:

Effective
Portion of
Derivative
Period	Gain
Nine Months ended September 30, 2009	$1.1
Nine Months ended September 30, 2008	$6.4

INDEX

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

1.
changes in federal, state, local and third party payer regulations or policies (or in the interpretation of current regulations), new insurance or payment systems, including state or regional insurance cooperatives, new public insurance programs or a single-payer system, affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

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

INDEX

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

26.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, terrorism or other criminal acts, and widespread outbreak of influenza or other pandemic;

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

INDEX

GENERAL

     During the first nine months of 2009, the Company continued to strengthen its financial performance through pricing discipline, continued growth of its esoteric testing, outcome improvement and companion diagnostics offerings, and expense control.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Accession info)

Three months ended September 30, 2009 compared with three months ended September 30, 2008

Net Sales

	Quarter ended September 30,
	2009	2008	% Change
Net sales
Routine Testing	$718.4	$697.4	3.0%
Genomic and Esoteric Testing	403.3	378.3	6.6%
Ontario, Canada	63.4	59.4	6.7%
Total	$1,185.1	$1,135.1	4.4%

	Number of Accessions
	Quarter ended September 30,
	2009	2008	% Change
Volume
Routine Testing	21.3	21.8	(2.5)%
Genomic and Esoteric Testing	6.5	6.0	9.2%
Ontario, Canada	2.2	2.0	9.9%
Total	30.0	29.8	0.7%

	Quarter ended September 30,
	2009	2008	% Change
Revenue Per Accession
Routine Testing	$33.77	$31.97	5.6%
Genomic and Esoteric Testing	61.55	63.06	(2.4)%
Ontario, Canada	28.51	29.36	(2.9)%
Total	$39.44	$38.04	3.7%

     The increase in net sales for the three months ended September 30, 2009 as compared with the corresponding 2008 period was driven primarily by growth in the Company’s Managed Care business, increased revenue from third parties (Medicare and Medicaid) and the Company’s continued shift in test mix to higher priced genomic and esoteric tests. Managed Care and third party revenue as a percentage of net sales for routine, genomic and esoteric testing increased from 62.9% in 2008 to 65.1% in 2009. Genomic and esoteric testing volume as a percentage of volume for routine, genomic and esoteric testing increased from 21.6% in 2008 to 23.6% in 2009. Net sales of the Ontario joint venture were $63.4 for the three months ended September 30, 2009 compared to $59.4 in the corresponding 2008 period, an increase of $4.0, or 6.7%. Net sales of the Ontario joint venture were impacted by a stronger U.S. dollar in 2009 as compared with 2008. In Canadian dollars, net sales of the Ontario joint venture increased by CN$7.7, or 12.5%.

Cost of Sales

	Quarter ended September 30,
	2009	2008	% Change
Cost of sales	$687.0	$673.5	2.0%
Cost of sales as a % of sales	58.0%	59.3%

     Cost of sales, which includes primarily laboratory and distribution costs, increased 2.0% in 2009 as compared with 2008 primarily due to the continued shift in test mix to higher cost genomic and esoteric testing. As a percentage of net sales, cost of sales decreased to 58.0% in 2009 from 59.3% in 2008. The decrease in cost of sales as a percentage of net sales is primarily due to effective expense control coupled with the growth of revenue per accession. Cost of sales as a percentage of net sales in 2008 was also higher due to the loss of revenue as a result of the severe weather experienced during the quarter.

INDEX

Selling, General and Administrative Expenses

	Quarter ended September 30,
	2009	2008	% Change
Selling, general and administrative expenses	$247.3	$227.1	8.9%
SG&A as a % of sales	20.9%	20.0%

     Selling, general and administrative (SG&A) expenses increased 8.9% in 2009 as compared with 2008 primarily due to Monogram’s incremental SG&A expenses (primarily personnel costs and research and development expenses) of $7.9 and acquisition related costs (primarily legal and other professional services) of $3.5, of which $2.7 related directly to the Monogram acquisition.

Amortization of Intangibles and Other Assets

	Quarter ended September 30,
	2009	2008	% Change
Amortization of intangibles and other assets	$15.9	$14.6	8.9%

     The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2009 and 2008.

Restructuring and Other Special Charges

	Quarter ended September 30,
	2009	2008	% Change
Restructuring and other special charges	$--	$17.7	(100.0)%

     During 2008, the Company recorded net restructuring charges of $12.2 primarily related to work force reductions and the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and equipment. Of this amount, $12.2 related to severance and other employee costs in connection with the general work force reductions and $1.9 related to contractual obligations associated with leased facilities and equipment. The Company also recorded a credit of $1.9, comprised of $1.2 of previously recorded facility costs and $0.7 of employee severance benefits.

     During 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

Interest Expense

	Quarter ended September 30,
	2009	2008	% Change
Interest expense	$15.0	$16.8	(10.7)%

     The decrease in interest expense was primarily driven by lower average borrowings outstanding in 2009 as compared with 2008 primarily due to principal payments on the Term Loan Facility and the redemption of approximately fifty percent of the zero-coupon subordinated notes in the second quarter of 2009. Also, the Company’s zero-coupon subordinated notes did not accrue contingent cash interest in the third quarter of 2009.

Income from Joint Venture Partnerships

	Quarter ended September 30,
	2009	2008	% Change
Income from joint venture partnerships	$4.2	$3.7	13.5%

     Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from the investment in Alberta, Canada, and is earned in Canadian dollars.

INDEX
Income Tax Expense

	Quarter ended September 30,
	2009	2008	% Change
Income tax expense	$88.5	$75.0	18.0%
Income tax expense as a % of income before tax	39.7%	39.5%

     The increase in the effective tax rate for 2009 as compared to 2008 was primarily the result of the non deductibility of certain fees and expenses, primarily associated with the acquisition of Monogram.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

Net Sales

	Nine Months Ended September 30,
	2009	2008	% Change
Net sales
Routine Testing	$2,158.0	$2,088.5	3.3%
Genomic and Esoteric Testing	1,191.1	1,107.1	7.6%
Ontario, Canada	180.5	190.5	(5.2)%
Total	$3,529.6	$3,386.1	4.2%

	Number of Accessions
	Nine Months Ended September 30,
	2009	2008	% Change
Volume
Routine Testing	64.5	65.0	(0.8)%
Genomic and Esoteric Testing	19.2	17.6	9.7%
Ontario, Canada	6.8	5.9	15.1%
Total	90.5	88.5	2.3%

	Nine Months Ended September 30,
	2009	2008	% Change
Revenue Per Accession
Routine Testing	$33.48	$32.14	4.2%
Genomic and Esoteric Testing	61.90	63.10	(1.9)%
Ontario, Canada	26.33	31.97	(17.6)%
Total	$38.98	$38.26	1.9%

     The increase in net sales for the nine months ended September 30, 2009 as compared with the corresponding 2008 period was driven primarily by growth in the Company’s Managed Care business, increased revenue from third parties (Medicare and Medicaid) and the Company’s continued shift in test mix to higher priced genomic and esoteric tests. Managed Care and third party revenue as a percentage of net sales for routine, genomic and esoteric testing increased from 63.2% in 2008 to 65.1% in 2009. Genomic and esoteric testing volume as a percentage of volume for routine, genomic and esoteric testing increased from 21.3% in 2008 to 23.0% in 2009. Net sales of the Ontario joint venture were $180.5 for the nine months ended September 30, 2009 compared to $190.5 in the corresponding 2008 period, a decrease of $10.0, or 5.2%. The decrease in net sales for the Ontario joint venture was due to the exchange rate impact of a stronger U.S. dollar in 2009 as compared with 2008. In Canadian dollars, net sales of the Ontario joint venture increased by CN$16.9, or 8.7%.

Cost of Sales

	Nine Months Ended September 30,
	2009	2008	% Change
Cost of sales	$2,034.7	$1,962.2	3.7%
Cost of sales as a % of sales	57.6%	57.9%

     Cost of sales, which includes primarily laboratory and distribution costs, increased 3.7% in 2009 as compared with 2008 primarily due to the continued shift in test mix to higher cost genomic and esoteric testing. As a percentage of net sales, cost of sales decreased to 57.6% in 2009 from 57.9% in 2008. The

INDEX

decrease in cost of sales as a percentage of net sales is primarily due to effective expense control coupled with the growth of revenue per accession.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2009	2008	% Change
Selling, general and administrative expenses	$718.4	$708.7	1.4%
SG&A as a % of sales	20.4%	20.9%

     Selling, general and administrative (SG&A) expenses increased 1.4% in 2009 as compared with 2008. As a percentage of net sales, SG&A expenses decreased to 20.4% in 2009 from 20.9% in 2008. The decrease in SG&A expenses as a percentage of net sales is primarily due to a decrease in bad debt expense. Bad debt expense decreased to 5.3% of net sales as compared with 6.4% in the comparable 2008 period due to the increase in the second quarter of 2008 of $45.0 in the Company’s provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased in 2008 due to the impact of the economy, higher patient deductibles and co-payments, and acquisitions on the collectibility of accounts receivable balances.

Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2009	2008	% Change
Amortization of intangibles and other assets	$46.2	$43.0	7.4%

     The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2009 and 2008.

Restructuring and Other Special Charges

	Nine Months ended September 30,
	2009	2008	% Change
Restructuring and other special charges	$10.2	$33.7	(69.7)%

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

     During 2008, the Company recorded net restructuring charges of $28.2 primarily related to work force reductions and the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and equipment. Of this amount, $18.7 related to severance and other employee costs in connection with the general work force reductions and $11.4 related to contractual obligations associated with leased facilities and equipment. The Company also recorded a credit of $1.9, comprised of $1.2 of previously recorded facility costs and $0.7 of employee severance benefits.

     During 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

INDEX

Interest Expense

	Nine Months Ended September 30,
	2009	2008	% Change
Interest expense	$48.2	$54.0	(10.7)%

     The decrease in interest expense was primarily driven by lower average borrowings outstanding in 2009 as compared with 2008 primarily due to principal payments on the Term Loan Facility and the redemption of approximately fifty percent of the zero-coupon subordinated notes in the second quarter of 2009. Also, the Company’s zero-coupon subordinated notes did not accrue contingent cash interest for the period March 12, 2009 through September 30, 2009. Lower interest rates in connection with the Term Loan Facility also contributed to the decrease in interest expense as a result of the three-year interest rate swap agreement the Company entered into on March 31, 2008 to hedge variable interest rate risk on the Term Loan Facility.

Income from Joint Venture Partnerships

	Nine Months Ended September 30,
	2009	2008	% Change
Income from joint venture partnerships	$10.9	$11.7	(6.8)%

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

Income Tax Expense

	Nine Months Ended September 30,
	2009	2008	% Change
Income tax expense	$271.6	$240.2	13.1%
Income tax expense as a % of income before tax	39.9%	40.2%

     The decrease in the effective tax rate for 2009 as compared to 2008 was primarily the result of a lower rate of taxes on foreign related earnings due to a change in an existing tax treaty with Canada.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

     The Company’s operations provided $637.7 and $565.6 of cash, net of $24.5 and $29.9 in transition payments to UnitedHealthcare, for the nine months ended September 30, 2009 and 2008, respectively, and net of the $50.2 contribution to the Company’s defined benefit retirement plan (“Company Plan”) during the nine months ended September 30, 2009. The increase in cash flows primarily resulted from improved cash collections and general working capital management.

     For the nine months ended September 30, 2008, the Company did not make any contributions to the Company Plan. However, based upon the underlying value of the Company Plan’s assets and the amount of the Company Plan’s benefit obligation as of December 31, 2008, the Company made contributions of $50.2 during the nine months ended September 30, 2009. The Company plans to contribute an additional $4.6 to the Company Plan during 2009.

     Due to the stock market’s performance in 2008, the fair value of assets in the Company Plan decreased significantly from January 1, 2008 to December 31, 2008. As a result, the Company’s projected pension expense for the Company Plan and the nonqualified supplemental retirement plan will increase from $19.5 in 2008 to $33.8 in 2009.

     Capital expenditures were $77.1 and $120.4 for the nine months ended September 30, 2009 and 2008, respectively. The Company expects capital expenditures of approximately $115.0 in 2009. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

INDEX

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

     The Company has an interest rate swap agreement with a remaining term of approximately two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $12.4 and $13.5 at September 30, 2009 and December 31, 2008, respectively, and is included in other liabilities in the condensed consolidated balance sheets. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap agreement. Management does not expect the counterparty to fail to meet its obligation.

     At September 30, 2009, the Company provided letters of credit aggregating approximately $46.9, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

     During the nine months ended September 30, 2009, the Company purchased 2.4 shares of its common stock at a total cost of $165.1. As of September 30, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $180.2 of Company common stock.

     The Company had a $98.6 and $86.7 reserve for unrecognized income tax benefits, including interest and penalties, at September 30, 2009 and December 31, 2008, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively.

     The Term Loan Facility and Revolving Facility contain certain debt covenants that require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of September 30, 2009. Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

     During the second quarter of 2009, the Company redeemed approximately $369.5 principal amount at maturity of its zero-coupon subordinated notes, equaling approximately fifty percent of the principal amount at maturity outstanding of the zero-coupon subordinated notes. The total cash used for these redemptions was $289.4. As a result of certain holders of the zero-coupon subordinated notes electing to convert their notes, the Company also issued 0.4 additional shares of common stock and reversed approximately $11.3 of deferred tax liability to reflect the tax benefit realized upon issuance of these shares.

     The Company’s common stock trading price conversion feature of its zero-coupon subordinated notes was not triggered by third quarter 2009 trading prices. As a result, the zero-coupon subordinated notes may not be converted during the period of October 1, 2009 through December 31, 2009 based on this conversion feature.

     The Company’s common stock trading price contingent cash interest feature of its zero-coupon subordinated notes was not triggered by the average market price of the Company’s common stock for the five trading days ended September 9, 2009. As a result, the zero-coupon subordinated notes will not accrue contingent cash interest for the period of September 12, 2009 to March 11, 2010.

INDEX

Noncontrolling Interest Put

     Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture, bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. The amended joint venture’s partnership agreement enables the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The contractual value of the put, in excess of the current noncontrolling interest of $24.1, totals $116.3 at September 30, 2009.

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

     The Company’s zero-coupon subordinated notes contain the following two features that are considered to be embedded derivative instruments under authoritative guidance in connection with accounting for derivative instruments and hedging activities:

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

ITEM 4. Controls and Procedures

     As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

See Note 13 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2009, which is incorporated by reference.

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

     The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended September 30, 2009, by or on behalf of the Company:

				Maximum
			Total Number	Dollar Value
		Average	of Shares	of Shares
	Total	Price	Repurchased as	that May Yet Be
	Number	Paid	Part of Publicly	Repurchased
	of Shares	Per	Announced	Under
	Repurchased	Share	Program	the Program
July 1 – July 31	0.7	$68.01	0.7	$45.4
August 1 – August 31	1.1	68.07	1.1	222.0
September 1 - September 30	0.6	67.03	0.6	180.2
	2.4	$67.78	2.4

     At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. On August 10, 2009, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock. As of September 30, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $180.2 of Company common stock.

INDEX

Item 6.	Exhibits

(a)	Exhibits

12.1*	Ratio of earnings to fixed charges
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

INDEX

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

October 27, 2009