Form 10-K
period 2009-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2010-02-24
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  December 31, 2009
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

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of Regulation S-K. Yes [X] No [  ].

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes [  ] No [X].

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ].

Index

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

As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7.4 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 104.7 million shares as of February 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2009 are incorporated by reference into Part III.

Index

Index

PART I

Item 1.   BUSINESS

     Laboratory Corporation of America Holdings and its subsidiaries (the “Company”), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2009 net revenues. Since the Company’s founding in 1971, it has grown into a national network of 38 primary laboratories and over 1,500 patient service centers along with a network of branches and STAT laboratories (which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately). Through its national network of laboratories, the Company offers a broad range of clinical laboratory tests that are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty testing operations, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical trials.

     With over 28,000 employees worldwide, the Company processes tests on more than 440,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico, Belgium and three provinces in Canada. Its clients include physicians, hospitals, managed care organizations, governmental agencies, employers, pharmaceutical companies and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company’s tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition. The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, Pap tests, HIV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours. In addition, the Company provides specialty testing services in the areas of allergy, clinical trials, diagnostic genetics, identity, forensics, infectious disease, oncology and occupational testing.

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

     The Company is committed to providing the highest quality laboratory services to its clients in full compliance with all federal, state and local laws and regulations. The Company’s Code of Business Conduct and Ethics outlines ethics and compliance policies adopted by the Company to meet this commitment. These policies apply to all employees of the Company as well as the Company’s Board of Directors. The Code of Business Conduct and Ethics, as well as the Charters for the Audit, Compensation, Ethics and Quality Assurance, Nominating and Corporate Governance Committees, and the Company’s Corporate Governance Guidelines, are posted on the Company’s website www.labcorp.com. The Company has established a Compliance Action hotline (1-800-801-1005), which provides a confidential and anonymous method to report a possible violation of a LabCorp compliance policy or procedure, or a federal or state law or regulation; a HIPAA Privacy hotline (1-877-234-4722), which provides a confidential and anonymous method to report a possible violation of a HIPAA privacy, security or billing policy or procedure; and an Accounting hotline (1-866-469-6893), which provides a confidential and anonymous method to report a possible violation of internal accounting controls or auditing matters.

The Clinical Laboratory Testing Industry and Competition

     Laboratory tests and procedures are used generally by hospitals, physicians and other health care providers and commercial clients to assist in the diagnosis, evaluation, detection, therapy selection, monitoring and treatment of diseases and other medical conditions through the examination of substances in the blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical pathology testing, which is performed on body fluids including blood, or anatomical pathology testing, which is performed on histologic or cytologic samples (e.g., tissue and other samples, including

Index

human cells). Clinical and anatomical pathology procedures are frequently ordered as part of regular physician office visits and hospital admissions in connection with the diagnosis and treatment of illnesses. Certain of these tests and procedures are used in the diagnosis and management of a wide variety of medical conditions such as cancer, infectious disease, endocrine disorders, cardiac disorders and genetic disease.

     The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company. The Company believes that in 2008 the entire United States clinical laboratory testing industry had revenues of approximately $55.1 billion based on the Washington G-2 reports (the latest available publications). The Centers for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services ("HHS") has estimated that in 2009 there were approximately 5,200 independent clinical laboratories in the United States.

     The clinical laboratory business is intensely competitive. There are presently two major national independent clinical laboratories: the Company and Quest Diagnostics Incorporated ("Quest"), which had approximately $6.8 billion in revenues from clinical laboratory testing in 2009. In addition, the Company competes with many smaller independent clinical and anatomical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that health care providers in selecting a laboratory often use the following factors, among others:

•	accuracy, timeliness and consistency in reporting test results;
•	reputation of the laboratory in the medical community or field of specialty;
•	contractual relationships with managed care companies;
•	service capability and convenience offered by the laboratory;
•	number and type of tests performed;
•	connectivity solutions offered; and
•	pricing of the laboratory’s services.

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

Effect of Market Changes on the Clinical Laboratory Business

     Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector and consolidation of managed care companies present various challenges and opportunities to the Company and other independent clinical laboratories. During 2006, the Company signed a ten-year agreement with UnitedHealthcare to become its exclusive national laboratory. This agreement represented an industry first in terms of its length and exclusivity at a national level. The various managed care organizations (“MCOs”) have different contracting philosophies.  Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified rates. The Company’s ability to attract and retain managed care clients is critical given these evolving models. In addition, some MCOs have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care

Index

organization agree to a per member, per month payment to pay for all authorized laboratory tests ordered during the month by the physician for the members, regardless of the number or cost of the tests actually performed. The Company makes significant efforts to ensure that its services are adequately compensated in its capitated arrangements, including in some instances provisions to reimburse esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) on a fee-for service basis, as an exclusion to the capitation payment. Capitated payment contracts shift the risks of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2009, such capitated contracts accounted for approximately $167.4 million, or 3.6%, of the Company’s net sales.

     In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally services low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules, and the Company believes that pressure to reduce reimbursement for Medicare services will continue, notwithstanding the increases in fee schedule payments in 2009. Similar pressure for reductions in the reimbursement rates of other third-party payers is likely to occur as well.

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

     The Company believes its enhanced esoteric menu and geographic footprint provide a strong platform for growth. Additional factors that may lead to future volume growth include an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies) for testing of cancer and infectious diseases and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payers, particularly managed care organizations. In addition, movement by patients into consumer driven health plans may have an impact on the utilization of laboratory testing.

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

     Scientific Differentiation

     The Company’s capabilities, resources, and expertise have been developed as part of the Company’s long-term commitment to scientific differentiation and are now supporting growth opportunities in the field of personalized medicine. One core attribute of personalized medicine is a model of care in which treatments and therapeutics are tailored to an individual, often based on their genetic signature (or that of their particular tumor/strain of virus). LabCorp was a leader in one of the first major advances in personalized medicine, which was HIV genotyping to test for resistance to specific drugs. The Company

Index

continues to build on this legacy through the development of new tests, the acquisition of new capabilities such as Monogram Biosciences, Inc. (“Monogram”) and by exploring additional disease management areas.

     Through its clinical trials division, the Company has taken a leadership role in working with pharmaceutical companies to develop companion diagnostics. The Company’s capabilities in assay development, its access to a broad spectrum of testing platforms, and its experience with clinical trials has positioned LabCorp as a market leader. The Company continues to add capabilities to strengthen this companion diagnostics offering, including the early 2008 acquisition of Tandem Labs, a premier contract research organization specializing in advanced mass spectrometry, immunoanalytical support, pharmacokinetics, and pharmacodynamics for early stage clinical trials. The Company also opened a new state-of-the-art biorepository for sample storage and retention in 2009.

     Beyond clinical trials, there are also many examples where companion diagnostics have moved into the commercial setting and are helping improve care by: (1) assisting in determining the efficacy of a drug for an individual (2) ensuring the correct dosage, and (3) reducing adverse events. The Company will continue to play an important role in both bringing new companion diagnostics to the market and making them commercially available once the drug has been approved.

    Managed Care

     The Company continues to strengthen its relationship with MCOs by providing value added capabilities and services. Through data sharing arrangements, health fairs, and targeted screening programs, the Company provides support to our managed care customers in their disease management programs and other initiatives focused on improving care and decreasing costs. The Company's comprehensive test menu, national infrastructure, logistics network, and standardized platforms provide our managed care customers with a high quality and cost-effective solution for delivering laboratory services to their members.

     These capabilities, as well as our specialized esoteric testing expertise, also position the Company well to play a key role in the new tools and capabilities being developed within the framework of personalized medicine.  By utilizing personalized medicine capabilities, managed care customers have the opportunity to enhance the quality of care and outcomes for their members.  For example, a number of such services are offered by the Company's Litholink subsidiary, which is focused on providing patient specific clinical guidance to physicians that in turn leads to improved care and decreased costs.  The initial program, which is focused on kidney stone management, has been very successful with managed care companies who have been able to increase enrollee satisfaction while at the same time decreasing the number of kidney stone related hospitalizations and other costs. During 2008, the Company developed and launched the next focus area for this program, which is chronic kidney disease (CKD).

     Customer Service

     The Company is committed to delivering the highest level of service to its customers and, over the past two years, introduced a number of tools and capabilities that will further improve the physician and patient experience. The Company launched a new web-site with updated tools and capabilities including customer focused tools such as a new patient service center locator, better patient-focused information about testing and testing services, and an improved bill pay application. On-line appointment scheduling has also been rolled out in over a third of the Company’s patient service centers and will be more broadly released in 2010. The Company also continued to roll-out new voice over internet protocol (VOIP) infrastructure that has improved customer service/call-center capabilities in many of its markets.

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

Index

Laboratory Testing Operations and Services

     The Company has a national network of primary testing laboratories, specialty testing laboratories, branches, patient service centers and STAT laboratories. A branch is a central facility that collects specimens in a region for shipment to one of the Company's laboratories for testing. A branch is also frequently used as a base for sales and distribution staff. Generally, a patient service center is a facility maintained by the Company to serve the patients of physicians in a medical professional building or other strategic location. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's primary testing facilities for testing. Some of the Company's patient service centers also function as STAT labs, which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. Patient specimens are typically delivered to the Company accompanied by a test request form (electronic or hard copy). These forms, which are completed by the client or transcribed by a Company patient service technician from a client order, indicate the tests to be performed and provide the necessary billing information.

     Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each specimen helps to ensure that the results are attributed to the correct patient. The test request forms are sent to a data entry operator who ensures that a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the software system, the tests are performed and the results are entered through an electronic data interchange interface or manually, depending upon the tests and the type of equipment involved. Most of the Company's automated testing equipment is connected to the Company's information systems. Most routine testing is completed by early the next morning and test results are in most cases electronically delivered to clients via smart printers, personal computer-based products or computer interfaces.

Testing Services

     Routine Testing

     The Company offers a broad range of clinical laboratory tests and procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or to search for an otherwise undiagnosed condition. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, Pap tests, HIV tests, microbiology cultures and procedures and alcohol and other substance-abuse tests. These routine procedures are most often used by physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish their own laboratory to perform some of the tests.

     The Company performs this core group of routine tests in each of its primary laboratories. This testing constitutes a majority of the tests performed by the Company. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

     Specialty Testing

     While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized. One of the growth strategies of the Company is the continued expansion of its specialty testing operations, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty testing operations serve two market segments: (i) markets that are not typically served by the standard clinical testing laboratory; and (ii) markets that are served by the clinical testing laboratory and offer the possibility of adding related services (such as clinical trials or occupational drug testing) from the same supplier. The Company’s research and development group continually seeks new and improved technologies for a variety of diagnostic and prognostic indications. For example, the Company’s Center for Molecular Biology and Pathology (“CMBP”) is a leader in molecular diagnostics, utilizing the polymerase chain reaction (“PCR”) as well as other molecular technologies, which are often able to provide earlier, more reliable

Index

and detailed information about cancer, genetic diseases, HIV and other viral and bacterial diseases. The Company’s subsidiary, National Genetics Institute, Inc. (“NGI”), is a leader in the development of PCR assays for Hepatitis C (“HCV”), and its Viro-Med Laboratories, Inc. subsidiary offers molecular microbial testing using real time PCR platforms. DIANON Systems, Inc. is a leader in anatomic pathology testing and US LABS is a leader in anatomic pathology and oncology testing services. The Company’s subsidiary, Esoterix, is a leading provider of specialty reference testing and Litholink Corporation (“Litholink”) is a nationally-recognized kidney stone analysis laboratory known for its extensive stone management program. Management believes these technologies represent potential significant savings to the healthcare system either by increasing the detection of early stage (treatable) diseases or by more effectively managing chronic disease conditions. In August 2009, the Company acquired Monogram, an industry leader in HIV resistance testing, which has developed new technologies in oncology such as the accurate measurement of proteins involved in cancer development and/or progression. The following are specialty testing operations in which the Company offers testing and related services:

Infectious Disease. The Company provides complete HIV testing services including viral load measurements, genotyping and phenotyping and host genetic factors (HLAB5701) that are all important tools in managing and treating HIV infections. The addition of the Monogram resistance tests, PhenoSense, PhenoSenseGT and Trofile, complement the existing HIV GenoSure™ assay and provide an industry leading, comprehensive portfolio of HIV resistance testing services. The Company also provides extensive testing services for HCV infections including both viral load determinations and strain genotyping at CMBP, NGI and Viro-Med. The Company continues to develop other molecular assays for influenza viruses including H1N1.

Diagnostic Genetics.  The Company offers cytogenetic, molecular cytogenetic, biochemical and molecular genetic tests. The biochemical genetics offerings include a variety of prenatal screening options including integrated and sequential prenatal assays for more sensitive assessment of Down syndrome risk. The Company has expanded its cytogenetics offerings through the use of whole genome SNP microarray technology, which provide enhanced detection of subtle chromosomal changes associated with the etiology of mental retardation, developmental delay and autism. The molecular genetics services have been expanded to include multiplex analyses of a variety of disorders and a focus on gene sequencing applications for both somatic and germ-line alterations.

Oncology Testing.  The Company offers an extensive series of testing technologies that aid in diagnosing and monitoring certain cancers and predicting the outcome of certain treatments. The acquisitions of Dianon, US LABS and Esoterix further expanded the Company’s capabilities in specialized pathology; including hematopathology, dermatopathology and uropathology. Applications for molecular diagnostics continue to increase in oncology for both the analysis of leukemia as well as the assessment of solid tumors. In cancers such as colon and lung cancer, assays such as K-ras, BRAF and EGFR mutation analysis are associated with appropriate therapy choices for a given patient.

Clinical Trials Testing.  The Company regularly performs clinical laboratory testing for pharmaceutical and diagnostics companies conducting clinical research trials on new drugs or diagnostic assays. This testing often involves periodic testing of patients participating in the trial over several years. In 2008, the Company acquired Tandem Labs, a leading bioanalytical and immunoanalytical clinical research testing laboratory supporting pharmaceutical and biotechnology companies with their discovery, preclinical and clinical drug development programs. The Company has made a concerted effort in companion diagnostics to translate predictive biomarkers used in clinical trials into clinical practice.

Identity Testing. The Company provides forensic identity testing used in connection with criminal proceedings and parentage evaluation services which are used to assist in determining parentage for child support enforcement proceedings and determining genetic relationships for immigration purposes. Parentage testing involves the evaluation of immunological and genetic markers in specimens obtained from the child, the mother and the alleged father. The Company also provides testing services in reconstruction cases, which assist in determining parentage without the presence of the parent in question. Management believes the Company is now the largest provider of identity

Index

testing services in the United States.

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

     The specialized testing services noted above, as well as other complex procedures, are sent to designated facilities where the Company has concentrated the resources for performing these procedures so that quality and efficiency can be most effectively monitored. CMBP, NGI, Viro-Med, Dianon, US LABS, Esoterix and Monogram also specialize in new test development and related education and training.

     Development of New Tests

     Advances in medicine continue to fundamentally change diagnostic testing, and new tests are allowing clinical laboratories to provide unprecedented amounts of health-related information to physicians and patients. New molecular diagnostic tests that have been introduced over the past several years, including a gene-based test for human papillomavirus, HIV drug resistance assays, and molecular genetic testing for cystic fibrosis, have now become part of standard clinical practice. The Company continued its industry leadership in gene-based and esoteric testing, generating $1.6 billion in revenue and growing this category of testing approximately 8% during 2009. As science continues to advance, the Company expects new testing technologies to emerge; therefore, it intends to continue to invest in advanced testing capabilities so that it can remain on the cutting edge of diagnostic laboratory testing. The Company has added, and expects to continue to add, new testing technologies and capabilities through a combination of internal development initiatives, technology licensing and partnership transactions and selected business acquisitions. Through its national sales force, the Company rapidly introduces new testing technologies to physician customers. This differentiation is important in the retention and growth of business.

     In 2009, the Company continued its focus on scientific vision and leadership with the introduction of more than 40 significant test menu and automation enhancements. The Company is focused on the expansion of existing programs in molecular diagnostics as well as the introduction of new assay and assay platforms through licensing partnerships, acquisitions and internal development. Evidence of the commitment to the development of new diagnostics and applications for those diagnostics was provided in the more than 60 scientific publications and 100 scientific meeting presentations authored by the Company’s scientific team.

•	The Company expanded its HIV resistance portfolio through the addition of genotyping and phenotyping assays for the HIV Integrase gene, a new target for a class of HIV antiviral therapies.

•
The Company introduced a combination of molecular diagnostics for respiratory pathogens that allowed for the rapid detection of influenza virus, including the H1N1 pandemic strain, to assist the healthcare community in the monitoring and surveillance of seasonal and pandemic flu.

•
The Company increased its molecular diagnostic portfolio in oncology by adding new tests (such as BRAF and JAK2) to aid in the diagnosis and treatment of a broad spectrum of cancers. Through the Monogram acquisition, the Company added the HerMark assay, which provides an accurate and highly quantitative assessment of the various forms of the HER-2 protein, an important therapeutic target in breast cancer.

•	In genetics, the Company expanded the nucleic acid sequencing technologies for applications in a variety of disorders including congenital hearing loss and specific forms of mental retardation.

     The Company has continued working with university and academic institutions such as National Jewish and Duke University to license and commercialize new diagnostic tests.

Index

Clients

     The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2009, no client or group of clients under the same contract accounted for more than approximately 9% of the Company’s consolidated net sales. The primary client groups serviced by the Company include:

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

     Hospitals

     The Company provides hospitals with services ranging from routine and specialty testing to contract management services. Hospitals generally maintain an on-site laboratory to perform immediately needed testing of patients receiving care. However, they also refer less time sensitive procedures, less frequently needed procedures and highly specialized procedures to outside facilities, including independent clinical laboratories and larger medical centers. The Company typically charges hospitals for any such tests on a fee-for-service basis which is derived from the Company’s customer fee schedule. Fees for management services are billed monthly at contractual rates.

     Managed Care Organizations

     The Company serves many MCOs. The various MCOs have different contracting philosophies.  Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified rates. The majority of the Company's managed care testing is negotiated on a fee-for-service basis. Testing is sometimes reimbursed on a capitated basis for MCOs. Under a capitated payment contract, the Company agrees to perform certain laboratory tests during a given month for which the MCO agrees to pay a flat monthly fee for each covered member. The tests covered under agreements of this type are negotiated for each contract. Many of the national and large regional MCOs prefer to use large independent clinical labs such as the Company because the MCOs can monitor service and performance on a national basis.

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

Index

Payers

     Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. For the year ended December 31, 2009, requisitions (based on the total volume of requisitions excluding the Ontario, Canada joint venture) and average revenue per requisition by payer are as follows:

	Requisition	Revenue
	Volume	per
	as a % of Total	Requisition
Private Patients	1.9%	$161.76
Medicare and Medicaid	17.8%	$45.63
Commercial Clients	31.5%	$34.69
Managed Care	48.8%	$37.23

     A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance.

Investments in Joint Venture Partnerships

     Effective January 1, 2008, the Company acquired additional partnership units in its Ontario, Canada joint venture, bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario, Canada joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying noncontrolling interest was recorded as additional noncontrolling interest liability and as a reduction to additional paid-in capital in the consolidated financial statements. The contractual value of the put, in excess of the current noncontrolling interest of $23.5, was $118.9 at December 31, 2009.

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intend to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for CN$147.8. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario Canada joint venture was amended and restated with substantially the same terms as the previous agreement.

     The Company also holds investments in three other joint venture partnerships, located in Milwaukee, Wisconsin, Alberta, Canada and Cincinnati, Ohio. These businesses represent partnership agreements between the Company and other independent diagnostic laboratory investors. Under these agreements, all partners share in the profits and losses of the businesses in proportion to their respective ownership percentages. All partners are actively involved in the major business decisions made by each joint venture.

     Each of the Canadian partnerships owns licenses to conduct diagnostic testing services in their respective provinces. Substantially all of their revenues are received as reimbursement from the provincial governments’ health care programs. While the Canadian licenses guarantee the joint ventures the ability to conduct diagnostic testing in their respective provinces, they do not guarantee that the provincial governments will continue to reimburse diagnostic laboratory testing in future years at current

Index

levels. If the provincial governments decide to limit or reduce their reimbursement of laboratory diagnostic services, it could have a negative impact on the profits and cash flows the Company derives from these Canadian joint ventures.

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

     The Company competes primarily on the basis of the quality and cost of its testing, innovation of its services, convenience of its comprehensive test menu, and access points throughout the nation.

Information Systems

     The Company has developed and implemented information management systems (“IS”) supporting its operations as well as positioning the Company for long-term growth. The Company has adopted a standardized system approach to delivering core business services including laboratory, data and billing platforms. With approximately 87.8% of the Company’s consolidated revenue processed through these systems, the Company’s centralized IS platforms provide tremendous operational efficiencies, enabling the Company to provide consistent, structured, and standardized laboratory results and superior patient care at a national level.

     In response to increased market demand around the need for electronic consumption of laboratory data and a commitment to improving the patient experience, the Company continues to extend its platforms with new capabilities and services. The Company continues to leverage information technology advancements to automate patient service center workflow and lab processing, as well as provide patient online appointments, patient health record integration and increased online access to information and services. Additionally, the Company will continue to improve client connectivity by integrating into electronic medical record/electronic health record solutions for streamlined lab order and results delivery.

     The focus on the advancement of health information technology is a reflection of the growing demand for integrated healthcare data and decision support capabilities. The Company’s centralized analytic platform is well positioned to deliver enhanced analytic services and decision support to physicians, local communities, state agencies and national networks. The Company believes that this standardized laboratory data will be even more important and valuable to its customers as the Company continues to develop and refine disease management programs that reduce costs and enable better patient care.

Billing

     Billing for laboratory services is a complicated process involving many payers such as MCOs, Medicare, Medicaid, doctors, patients and employer groups, all of which have different billing requirements. In addition, billing process arrangements with third-party administrators may further complicate the billing process.

     The Company utilizes a centralized billing system in the collection of substantially all of its accounts receivable. This system generates bills to customers based on the payer type. Client billing is typically generated monthly, whereas patient and third-party billing are typically generated daily. Agings of accounts receivable are then monitored by billing personnel and re-bills and follow-up activities are

Index

conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on the Company's experience with its accounts receivable. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, third party and managed care, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred and the account has been transferred to a third-party collection agency.

     A significant portion of the Company’s bad debt expense is related to accounts receivable from patients. This portion of the Company’s bad debt expense is from the patient’s unwillingness or inability to pay. In 2009, the Company continued its focus on process initiatives to reduce the negative impact of patient accounts receivable by collecting payment at the point of service and refining its internal patient collection cycle. The Company also provides ongoing training for billing personnel to improve collections during phone calls.

     Another component of the Company’s bad debt expense is the result of non-credit related issues that slow the billing process, such as missing or incorrect billing information on requisitions. The Company generally performs the requested tests and returns the test results regardless of whether billing information is incorrect or incomplete. The Company subsequently attempts to obtain any missing information or rectify any incorrect billing information received from the health care provider. The Company believes that this experience is similar to that of its primary competitors. The Company continues to focus on process initiatives aimed at reducing the impact of these non-credit related issues by reducing the number of requisitions received that are missing billing information or have incorrect information. This is accomplished through on-going identification of root-cause issues and training provided to internal and external resources involved in the patient data capture process.

Quality

     The Company has established a comprehensive quality assurance program for its laboratories and other facilities designed to assure accurate and timely test results. This includes licensing, credentialing, training and competency of professional and technical staff, and process audits. In addition to the compulsory external inspections and proficiency testing programs required by CMS and other regulatory agencies, systems and procedures are in place to emphasize and monitor quality. All of the Company’s regional laboratories are subject to on-site regulatory evaluations, the College of American Pathologists (“CAP”) proficiency testing program, state surveys and the Company's own quality control programs.

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

     In addition, the Company’s supply chain management department provides oversight to monitoring and controlling vendor products and performance, and plays an essential role in the Company’s approach to quality through improvements in automation.

     Customer Interaction.  Processes to continually improve the customers’ experience with the Company are essential. Use of technology and improvements in workflow within the Company’s patient service centers is helping to reduce patient wait times by expediting the patient registration process (LabCorp Patient Appointment Scheduling) and ensuring that appropriate specimens are obtained based upon requested test requirements (LabCorp AccuDraw).

     Specimen Management.  The use of logistics and specimen tracking technology (LabCorp Critical) allows the timely transportation, monitoring, validation and storage of specimens. The Company is continually improving its ability to timely collect, transport and track specimens from clients and between LabCorp locations.

Index

     Quality Control.  The Company regularly performs quality control testing by running quality control samples with known values at the same time patient samples are tested. Quality control sample test results are entered into the Company's computerized quality control database. This allows for real-time monitoring for any statistically and clinically significant analytical differences, and enables technologists and technicians to take immediate and appropriate corrective action prior to release of patient results.

     Internal Proficiency Testing.  The Company has an extensive voluntary proficiency testing program in which each laboratory receives samples to test. This internal proficiency program serves to test the Company’s analytical and post analytical phases of laboratory testing service including order entry, requisitioning systems, accuracy, precision of its testing protocols, and technologist/technician performance. This program supplements the external proficiency programs required by the laboratory accrediting agencies.

     Accreditation.  The Company participates in numerous externally-administered quality surveillance programs, including the CAP program. CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which laboratories voluntarily subscribe.  CAP has been accredited by CMS to inspect clinical laboratories to determine adherence to the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) standards. The CAP program involves both on-site inspections of the laboratory and participation in CAP's proficiency testing program for all categories in which the laboratory is accredited. All of the Company's major laboratories are accredited by CAP. A laboratory’s receipt of accreditation by CAP satisfies the CMS requirement for certification.

     The Company's forensic crime laboratory, located at Research Triangle Park, NC, is accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board (“ASCLD/LAB”) under the International program in the category of Biology and subcategories of nuclear DNA, mitochondrial DNA and Serology testing. Under the International Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant, and security and personnel safety procedures meet stringent quality standards. The Company is one of 102 ASCLD-International accredited crime laboratories worldwide and is one of only 9 private crime laboratories holding the accreditation.

     The Company’s Tampa primary testing laboratory received ISO 15189:2007 accreditation in January 2010. ISO 15189:2007 standard recognizes the technical competence of medical laboratories, thus providing a ready means for customers to find reliable testing and calibration services. This location is one of only 4 laboratories in the United States and the only national clinical laboratory to receive this accreditation.

Employees

     As of January 31, 2010, the Company had over 28,000 full-time equivalent employees worldwide. Subsidiaries of the Company have three collective bargaining agreements (“CBA”), which cover approximately 650 employees. The Company’s success is highly dependent on its ability to attract and retain qualified employees, and the Company believes that it has good overall relationships with its employees.

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

Index

     Regulation of Clinical Laboratories

     CLIA extended federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

     Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as "high complexity," "moderate complexity," or "waived." Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the Food and Drug Administration to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. All major and many smaller Company facilities hold CLIA certificates to perform high complexity testing. The Company's remaining smaller testing sites hold CLIA certificates to perform moderate complexity testing or a certificate of waiver. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory's approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on the Company.

     On July 26, 2007, the Food and Drug Administration (“FDA”) issued Draft Guidance for Industry, Clinical Laboratories, and FDA Staff: In Vitro Diagnostic Multivariate Index Assays (“the Draft Guidance”). The Draft Guidance announced that devices deemed In Vitro Diagnostic Multivariate Index Assays (“IVDMIAs”) are Class II or Class III devices requiring, among other things, pre-market notification clearance or pre-market approval from FDA. This guidance would change the agency’s historical practice regarding regulation of certain laboratory-developed tests. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and laboratory-developed tests. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time.

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

     The Company believes that it is in compliance with all applicable laboratory requirements. The Company's laboratories have continuing programs to ensure that their operations meet all such regulatory requirements, but no assurances can be given that the Company's laboratories will pass all future licensure or certification inspections.

     Payment for Clinical Laboratory Services

     In 2009, the Company derived approximately 19.1% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs and in other government healthcare programs, because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

     Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule that sets the maximum amount payable in each Medicare carrier's jurisdiction. This clinical laboratory fee schedule is updated annually. Laboratories bill the program directly for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Approximately 14.3% of the Company's revenue is reimbursed under

Index

the clinical laboratory fee schedule.

     Payment under the fee schedule has been limited from year to year by Congressional action, including imposition of national limitation amounts and freezes on the otherwise applicable annual Consumer Price Index ("CPI") updates. For most diagnostic lab tests, the national limitation is now 74.0% of the national median of all local fee schedules established for each test. Under a provision of the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), the cap is set at 100.0% of the median for tests performed after January 1, 2001 that the Secretary determines are new tests for which  no limitation amount has previously been established.

     Following a five year freeze on CPI updates to the clinical lab fee schedule, there was a 1.2% increase in the fee schedule in 2003. In late 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) again imposed a freeze in the CPI update of the clinical lab fee schedule from 2004 through 2008. The MMA freeze expired December 31, 2008. Pursuant to the Medicare Improvements for Patients and Providers Act of 2008, the CPI update for labs for the years 2009 through 2013 will be reduced by 0.5%. After such reduction, the 2009 CPI update to the clinical laboratory fee schedule was an increase of 4.5% and the 2010 CPI update is a reduction of 1.9%.

     Separate from clinical laboratory services, which generally are reimbursed under the Medicare laboratory fee schedule, many pathology services are reimbursed under the Medicare physician fee schedule. The physician fee schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The physician fee schedule is also subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor would have resulted in significant decreases in payment for most physician services for each year since 2003.  However, since that time Congress has intervened repeatedly to prevent these payment reductions, and the conversion factor has been increased or frozen for the subsequent year. Decreases would continue in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to mandate freezes or increases each year. In late 2008, Congress acted to provide a 1.1% increase in physician fee schedule payments in 2009. The calendar year 2010 update to the conversion factor for the physician fee schedule, based on the statutory formula, is a reduction of 21.2%. To temporarily prevent this reduction to the physician fee schedule, an extension of the 2009 conversion factor through February 28, 2010 was included in the Department of Defense Appropriations Act of 2010 (H.R. 3326), which was passed on December 19, 2009. If further legislation is not enacted by March 1, 2010, the conversion factor will be reduced by 21.2% on that date. Approximately 2.3% of the Company's revenue is reimbursed under the physician fee schedule.

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

     Because a significant portion of the Company's costs are relatively fixed, Medicare, Medicaid and other government program payment reductions could have a direct adverse effect on the Company's net earnings and cash flows, the Company cannot predict whether changes that will result in such reductions will be implemented.

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

Index

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

Standard Electronic Transactions, Security and Confidentiality of Health Information

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was designed to address issues related to the security and confidentiality of health insurance information. In an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, new regulations were promulgated to  protect the privacy and security of certain information. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses (“covered entities”). Five such regulations have been finalized: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; and (v) the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions.

     The Company’s HIPAA project plan has three phases: (i) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance; (ii) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance; and (iii) testing and validation.

     The Privacy Rule regulates the use and disclosure of protected health information (“PHI”) by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to PHI. Additionally, it requires covered entities to implement certain administrative requirements, such as designating a privacy officer, drafting and implementing privacy policies and procedures, and training workforce members. The Company believes that it is in compliance with the HIPAA Privacy Rule in all material respects.

     The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. Covered entities were required to be in compliance with the HIPAA Security Standard as of April 21, 2005. The rule establishes 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the rule. Some of the Security Standards are technical in nature and are addressed through policies and procedures for using information systems. Twenty two of the specifications are “addressable”  meaning that covered entities must assess whether each specification is a reasonable and appropriate safeguard within its environment for protection of electronic protected health information (ePHI) and implement if reasonable and appropriate or document why implementation would not be reasonable and appropriate. The Company believes that it is in compliance with the HIPAA Security Standards in all material respects.

     The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company is within the assessment and inventory phase to adopt Version 5010 Transactions and to adopt the ICD-10-CM Code Set issued by HHS on January 16, 2009. The compliance date for Version 5010 is January 1, 2012; the compliance date for ICD-10-CM is October 1, 2013. The Company will continue its assessment of computer systems, applications and processes for compliance with these requirements.

Index

     The federal Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and its restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, restrictions on marketing to individuals and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. HITECH also fundamentally changes a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, the Department of Health and Human Services (HHS), and, as applicable, the media when unsecured protected health information is breached, as that term is defined by HITECH. Business associates are similary required to notify covered entities of a breach. Most of the HITECH provisions are effective February 17, 2010 and it is expected that HHS will issue regulations to clarify many of the new provisions. HHS has already issued regulations governing breach notification, which were effective in September 2009. The Company has revised its policies and procedures and our business associate agreements to comply with the new HITECH Act requirements.

     The standard unique employer identifier regulations require that employers have standard national numbers that identify them on standard transactions. The Employer Identification Number ("EIN") also known as a Federal Tax Identification Number, issued by the Internal Revenue Service ("IRS"), was selected as the identifier for employers and was adopted effective July 30, 2002. The Company believes it is in compliance with these requirements.

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

     The total cost associated with the requirements of HIPAA is not expected to be material to the Company’s operations or cash flows. There are, however, many unresolved issues in these areas and future interpretations of HIPAA and HITECH could impose significant costs on the Company.

     In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical and financial information. In some cases, state laws are more restrictive than HIPAA and, therefore, are not preempted by HIPAA. Additionally, numerous other countries have or are developing laws governing the collection, use, disclosure and transmission of personal or patient information. Penalties for violation of these laws may include sanctions against a laboratory's state licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions after the applicable compliance dates could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement. It increased the civil penalty amounts that may be imposed, requires HHS to conduct periodic audits to confirm compliance and also authorized state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents.

     Fraud and Abuse Laws and Regulations

     Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS’ Office of Inspector General ("OIG"), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government's enforcement efforts have been increasing over the past decade, in part as a result of the enactment of HIPAA, which

Index

included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Recent amendments to the federal False Claims Act, as well as other changes under consideration by Congress, are widely expected to further increase fraud and abuse enforcement efforts.

     The federal health care program’s anti-kickback law (the "Anti-Kickback Law") prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare, Medicaid or other federal health care program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. The OIG has published “safe harbor” regulations which specify certain arrangements that are protected from prosecution under the Anti-Kickback law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case by case basis. Many states have their own Medicaid anti-kickback laws and several states also have anti-kickback laws that apply to all payers (i.e., not just government health care programs).

     From time to time, the OIG issues alerts and other guidance on certain practices in the health care industry that implicate the Anti-Kickback Law or other federal fraud and abuse laws. Examples of such guidance documents particularly relevant to the Company and its operations follow.

     In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the federal fraud and abuse laws, including the Anti-Kickback Law. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering certain laboratory services at prices below fair market value in return for referrals of other tests which are billed to Medicare at higher rates; (iii) providing free testing to physicians’ managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; and (vi) providing free testing for health care providers, their families and their employees (i.e., so-called “professional courtesy” testing). The OIG emphasized in the Special Fraud Alert that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the Anti-Kickback Law, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

     Another issue the OIG has expressed concern about involves the provision of discounts on laboratory services billed to customers in return for the referral of federal health care program business. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on non-federal health care program laboratory tests might violate the Anti-Kickback Law. The OIG reasoned that the laboratory could be viewed as providing such discounts to the physician in exchange for referrals by the physician of business to be billed by the laboratory to Medicare at non-discounted rates. The OIG indicated that the arrangement would not qualify for protection under the discount safe harbor to the Anti-Kickback Law because Medicare and Medicaid would not get the benefit of the discount. Similarly, in a 1999 correspondence, the OIG stated that if any direct or indirect link exists between a discount that a laboratory offers to a skilled nursing facility ("SNF") for tests covered under Medicare’s payments to the SNF and the referral of tests billable by the laboratory under Medicare Part B, then the Anti-Kickback Law would be implicated.

     The OIG also has issued guidance regarding joint venture arrangements that may be viewed as suspect under the Anti-Kickback Law. These documents have relevance to clinical laboratories that are part of (or are considering establishing) joint ventures with potential sources of federal health care program business. The first guidance document, which focused on investor referrals to such ventures was issued in 1989 and another concerning contractual joint ventures was issued in April 2003. Some of the elements of joint ventures that the OIG identified as “suspect” include: arrangements in which the capital invested by the physicians is disproportionately small and the return on investment is disproportionately large when

Index

compared to a typical investment; specific selection of investors who are in a position to make referrals to the venture; and arrangements in which one of the parties to the joint venture expands into a line of business that is dependent on referrals from the other party (sometimes called "shell" joint ventures). In a 2004 advisory opinion, the OIG expressed concern about a proposed joint venture in which a laboratory company would assist physician groups in establishing off-site pathology laboratories. The OIG indicated that the physicians' financial and business risk in the venture was minimal and that the physicians would contract out substantially all laboratory operations, committing very little in the way of financial, capital, or human resources. The OIG was unable to exclude the possibility that the arrangement was designed to permit the laboratory to pay the physician groups for their referrals, and therefore was unwilling to find that the arrangement fell within a safe harbor or had sufficient safeguards to protect against fraud or abuse.

     Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity’s submission of claims to Medicare or Medicaid that are substantially in excess of that individual or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms "usual charges" and “substantially in excess” in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fisc,” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers.”  Thus, although the OIG did not proceed with its rulemaking, an enforcement action under this statutory exclusion basis is possible and, if pursued, could have an adverse effect on the Company. The enforcement by Medicaid officials of similar state law restrictions also could have an adverse effect on the Company.

     Under another federal statute, known as the "Stark Law” or "self-referral" prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or any other party for services furnished pursuant to a prohibited self-referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services;  3) an exception for certain ancillary services (including laboratory services) provided within the referring physician's own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met to take advantage of the exception. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just Medicare.

     There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company seeks to conduct its business in compliance with all federal and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal health care programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal health care program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company's business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company's business.

Index

     Environmental, Health and Safety

     The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety and laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. All Company laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company generally utilizes outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

     On November 6, 2000, Congress passed the Needlestick Safety and Prevention Act, which required, among other things, that companies include in their safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. The Company has implemented the use of safety needles at all of its service locations.

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

Index

Item 1A. Risk Factors

Risks Associated with the Company’s Business

Changes in federal, state, local and third-party payer regulations or policies (or in the interpretation of current regulations or policies), insurance regulation or approvals or changes in other laws, regulations or policies may adversely affect governmental and third-party coverage and reimbursement for clinical laboratory testing and may have a material adverse effect upon the Company’s business.

     Government payers, such as Medicare and Medicaid, as well as insurers, including MCOs, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services or changes in policy regarding coverage of tests may be implemented from time to time. Reimbursement for the pathology services component of the Company’s business is also subject to statutory and regulatory reduction. Reductions in the reimbursement rates of other third-party payers may occur as well. Such changes in the past have resulted in reduced prices as well as added costs and have decreased test utilization for the clinical laboratory industry by adding more complex new regulatory and administrative requirements. Further changes in federal, state, local and third-party payer regulations or policies may have a material adverse impact on the Company’s business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect upon the Company’s business.

The Company could face significant monetary damages and penalties and/or exclusion from the Medicare and Medicaid programs if we violate health care anti-fraud and abuse laws.

     The Company is subject to extensive government regulation at the federal, state and local levels. The Company’s failure to meet governmental requirements under these regulations, including those relating to billing practices and financial relationships with physicians and hospitals, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of its laboratories. While the Company believes that it meets all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships it has with third parties.

The Company’s business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 or those of Medicare, Medicaid or other federal, state or local agencies.

     The clinical laboratory testing industry is subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, the Company is subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records.

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

Index

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

     Pursuant to HIPAA, the Secretary of the Department of Health and Human Services, or HHS, has issued regulations designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged.

     The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require the Company to provide certain types of information, including demographic information not usually provided to the Company by physicians. As a result of inconsistent application of transaction standards by payers or the Company’s inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments, Version 5010 of the HIPAA Transaction Standards and the ICD-10-CM Code Set, could prove technically difficult, time-consuming or expensive to implement. The Company is working closely with its payers to establish acceptable protocols for claim submission and with its trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

Failure to maintain the security of customer-related information could damage the Company's reputation with customers, cause it to incur substantial additional costs and become subject to litigation.

     The Company receives certain personal information about its customers. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise in the Company's security systems that results in customer personal information being obtained by unauthorized persons could adversely affect the Company's reputation with its customers and others, as well as the Company's results of operations, financial condition and liquidity. It could also result in litigation against the Company or the imposition of penalties.

Index

Failure of the Company, third party payers or physicians to comply with Version 5010 Transactions or the ICD-10-CM  Code Set could adversely impact the Company’s reimbursement.

     The Company is within the assessment and inventory phase to adopt Version 5010 Transactions and to adopt the ICD-10-CM Code Set issued by HHS on January 16, 2009. The compliance date for Version 5010 is January 1, 2012; the compliance date for ICD-10-CM Code Set is October 1, 2013. The Company will continue its assessment of information systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payers. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections.

Compliance with the HIPAA security regulations and privacy regulations may increase the Company’s costs.

     The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and availability of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

•
the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company’s services, and its healthcare operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of protected health information;

•	the content of notices of privacy practices for protected health information;

•	administrative, technical and physical safeguards required of entities that use or receive protected health information; and

•	the protection of computing systems maintaining ePHI.

     The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company must comply with the laws of those other countries. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the very recent enactment of HITECH, it is not possible to predict what the extent of the impact on business will be; however, if the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information it could be subject to monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information.

Index

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

     The clinical laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by health care providers and third-party payers in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. The Company may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition.  The Company may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry.  Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

     Additional competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability.

Discontinuation or recalls of existing testing products; failure to develop, or acquire, licenses for new or improved testing technologies; or the Company’s customers using new technologies to perform their own tests could adversely affect the Company’s business.

     From time to time, manufacturers discontinue or recall reagents, test kits or instruments used by the Company to perform laboratory testing. Such discontinuations or recalls could adversely affect the Company’s costs, testing volume and revenue.

     The clinical laboratory industry is subject to changing technology and new product introductions. The Company’s success in maintaining a leadership position in genomic and other advanced testing technologies will depend, in part, on its ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. The Company may not be able to negotiate acceptable licensing arrangements and it cannot be certain that such arrangements will yield commercially successful diagnostic tests. If the Company is unable to license these testing methods at competitive rates, its research and development costs may increase as a result. In addition, if the Company is unable to license new or improved technologies to expand its esoteric testing operations, its testing methods may become outdated when compared with the Company’s competition and testing volume and revenue may be materially and adversely affected.

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

     Currently, most clinical laboratory testing is categorized as “high” or “moderate” complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility

Index

from the Centers for Disease Control for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.

Health care reform or changes in payer mix, including an increase in capitated managed-cost health care or new national or network managed care purchasing models, could have a material adverse impact on the Company’s net revenues and profitability.

     Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person that ordered the test. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company’s net revenues. For the year ended December 31, 2009, requisitions (based on the total volume of requisitions excluding the Ontario, Canada joint venture) by payer were:

•	private patients – 1.9%

•	Medicare and Medicaid – 17.8%,

•	commercial clients – 31.5% and

•	managed care – 48.8%.

     MCOs have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories.  Other MCOs allow any willing provider to be contracted at specified rates. The majority of the Company’s managed care testing is negotiated on a fee-for-service basis at a discount from its patient prices. Such discounts have historically resulted in price erosion and have negatively impacted the Company’s operating margins. In addition, MCOs have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and MCO agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts shift the risk of additional testing beyond that covered by the capitated payment to the clinical laboratory. For the year ended December 31, 2009, capitated contracts accounted for approximately $167.4 million, or 3.6%, of the Company’s net sales.

     A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance.

     Recently, certain managed care companies have adopted or expressed interest in adopting new national or laboratory network purchasing models. If the Company is unable to participate in these new models, or if the Company loses a material contract, it could have a material adverse impact on the Company’s net revenues and profitability.

     In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. Pursuant to legislation passed in late 2003, the percentage of Medicare beneficiaries enrolled in Medicare managed care plans has increased. Health care reform currently under consideration by Congress could also affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements.

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

Index

A failure to obtain and retain new customers and alliance partners, a loss of existing customers or material contracts, or a reduction in tests ordered or specimens submitted by existing customers, could impact the Company’s ability to successfully grow its business.

     To offset efforts by payers to reduce the cost and utilization of clinical laboratory services, the Company needs to obtain and retain new customers and alliance partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in its customer base, could impact the Company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. The Company competes primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of  services and ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base.

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

     The successful integration of any business that the Company may acquire entails numerous risks, including, among others:

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

Index

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

A significant increase in the Company’s days sales outstanding could increase bad debt expense and have an adverse effect on the Company’s business.

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

     The Company’s laboratory operations depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions the Company has taken, its information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, the Company is in the process of integrating the information technology systems of its recently acquired subsidiaries, and the Company may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of the Company’s systems in one or more of its laboratory operations could disrupt the Company’s ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Failure of the Company’s information technology systems could adversely affect the Company’s business, profitability and financial condition.

Operations may be disrupted and adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, or acts of terrorism, or other criminal activities, or disease pandemics.

     The Company’s operations may be adversely impacted by the effects of natural disasters such as hurricanes, earthquakes, blizzards and floods, or acts of terrorism or other criminal activities or disease pandemics. Such events may result in a temporary decline in the number of patients who seek laboratory testing services. In addition, such events may temporarily interrupt the Company’s ability to transport specimens, the Company’s information technology systems, the Company’s ability to utilize certain laboratories or to receive material from its suppliers.

Index

Reimbursement for services may be adversely impacted due to the failure of the Company or covered health plans to satisfy HIPAA standard transaction and code set requirements, including NPI.

     The Administrative Simplification provisions of HIPAA have required the Department of Health and Human Services to establish national standards for electronic health care transactions and NPI. CMS requires the NPI on Part B professional claims after March 1, 2008. The failure of the Company or third parties to meet the NPI requirements for Medicare claims or other covered health plans could have a material adverse impact on the Company’s reimbursement and profitability.

A significant deterioration in the economy could negatively impact testing volumes, cash collections and the availability of credit.

     The Company’s operations are dependent upon ongoing demand for diagnostic testing services by patients, physicians, hospitals, MCOs, and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing as well as the ability of patients and other payers to pay for services ordered. In addition, the ongoing uncertainty in the credit markets could reduce the availability of credit and impact the Company’s ability to meet its financing needs in the future.

Changes in reimbursement by foreign governments and foreign currency exchange fluctuations could have an adverse impact on the Company’s business.

     The Company has business and operations outside the United States. Changes by foreign governments in reimbursement for the Company’s services and foreign currency fluctuations could have an adverse impact on the Company’s business.

Item 1B. Unresolved Staff Comments

None

Index

Item 2.   PROPERTIES

     The Company operates through a national network of primary laboratories, branches, patient service centers and STAT laboratories. The table below summarizes certain information as to the Company’s principal operating and administrative facilities as of December 31, 2009.
Nature of
Location	Occupancy
Primary Laboratories:
Birmingham, Alabama	Leased
Phoenix, Arizona	Leased
Calabasas, California	Leased
Irvine, California	Leased
Los Angeles, California	Leased
San Diego, California	Leased
San Francisco, California	Leased
Aurora, Colorado	Leased
Denver, Colorado	Leased
Shelton, Connecticut	Leased
Ft. Myers, Florida	Owned
Tampa, Florida	Leased
Chicago, Illinois	Leased
Eden Prairie, Minnesota	Leased
Kansas City, Missouri	Owned
Cranford, New Jersey	Leased
Raritan, New Jersey	Owned
New Hartford, New York	Leased
Burlington, North Carolina	Owned
Research Triangle Park, North Carolina	Leased
Dublin, Ohio	Owned
Oklahoma City, Oklahoma	Leased
Brentwood, Tennessee	Leased
Knoxville, Tennessee	Leased
Memphis, Tennessee	Owned
Austin, Texas	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
San Antonio, Texas	Leased
Salt Lake City, Utah	Leased
Seattle, Washington	Leased
Milwaukee, Wisconsin	Leased
Charleston, West Virginia	Leased
Mechelen, Belgium	Leased
Ontario, Canada	Owned

Corporate Headquarters Facilities:
Burlington, North Carolina	Owned
Burlington, North Carolina	Leased

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

Index

Item 3.   LEGAL PROCEEDINGS

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

     A subsidiary of the Company, DIANON Systems, Inc. (“DIANON”), is the appellant in a wrongful termination lawsuit originally filed by G. Berry Schumann in Superior Court in the State of Connecticut.  After a jury trial, the state court entered judgment against DIANON, with total damages, attorney’s fees, and pre-judgment interest payable by DIANON, of approximately $10.0 million. DIANON filed a notice of appeal in December 2009 and is awaiting a briefing schedule. DIANON has disputed liability and intends to contest the case vigorously on appeal.

     The Company is involved in various claims and legal actions, including arbitrations, class actions, and other litigation, arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other healthcare providers. The Company works cooperatively to respond to appropriate requests for information.

     As previously reported on May 22, 2006, the Company received a subpoena from the California Attorney General seeking documents related to billing to the state’s Medicaid program. The Company subsequently reported during the third quarter of 2008, that it received a request from the California Attorney General for additional information. On March 20, 2009, a qui tam lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., which was joined by the California Attorney General and to which the previous subpoena related, was unsealed. The lawsuit was brought against the Company and several other major laboratories operating in California and alleges that the defendants improperly billed the state Medicaid program.

     During 2009, the Company received subpoenas from two state agencies requesting documents related to its billing to Medicaid in those states. The Company also responded to subpoenas from the United States Office of Inspector General’s regional offices in New York and Massachusetts regarding certain of its billing practices. The Company is cooperating with the requests.

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

Index

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

     The Company believes that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and the courts have not interpreted many of these statutes and regulations. There can be no assurance therefore that those applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Index

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     The Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LH”.  The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock reported on the NYSE Composite Tape.
	High	Low
Year Ended December 31, 2008
First Quarter	80.77	70.46
Second Quarter	77.95	68.89
Third Quarter	78.29	65.00
Fourth Quarter	71.27	52.93
Year Ended December 31, 2009
First Quarter	65.90	53.25
Second Quarter	68.09	57.08
Third Quarter	71.29	62.06
Fourth Quarter	76.74	63.81

Holders

     On February 19, 2010 there were 428 holders of record of the Common Stock.

Dividends

     The Company has not historically paid dividends on its common stock. In addition, the Company’s senior credit facilities place certain limits on the payment of dividends.

Index

Common Stock Performance

     The Company’s common stock is traded on the NYSE. The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2004 in each of the Company’s common stock, the Standard & Poor’s (the “S&P”) Composite-500 Stock Index and the S&P 400 Health Care Index (the “Peer Group”) and assuming that all dividends were reinvested.

Comparison of Five Year Cumulative Total Return

	12/2004	12/2005	12/2006	12/2007	12/2008	12/2009
Laboratory Corporation of America Holdings	$100	$108	$147	$152	$129	$150
S&P 500 Index	$100	$105	$121	$128	$81	$102
S&P 400 Health Care Index	$100	$118	$117	$132	$88	$119

Index

Issuer Purchases of Equity Securities

     The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 31, 2009, by or on behalf of the Company (dollar amounts in millions):

				Maximum
			Total Number	Dollar Value
		Average	of Shares	of Shares
	Total	Price	Repurchased as	that May Yet Be
	Number	Paid	Part of Publicly	Repurchased
	of Shares	Per	Announced	Under
	Repurchased	Share	Program	the Program
October 1 – October 31	0.6	$68.10	0.6	$136.2
November 1 – November 30	0.6	72.82	0.6	96.3
December 1 - December 31	0.3	73.86	0.3	71.8
	1.5	$71.05	1.5

     At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. On August 10, 2009, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock. As of December 31, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $71.8 of Company common stock.

     On February 11, 2010, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock.

Index

Item 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the five-year period ended December 31, 2009 are derived from consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

	Year Ended December 31,
	(a)	(b)	(c)	(d)(e)	(f)
	2009	2008	2007	2006	2005
	(In millions, except per share amounts)
Statement of Operations Data:
Net sales	$4,694.7	$4,505.2	$4,068.2	$3,590.8	$3,327.6
Gross profit	1,970.9	1,873.8	1,691.2	1,529.4	1,390.3
Operating income	935.9	842.9	777.0	697.1	618.1
Net earnings attributable to Laboratory
Corporation of America Holdings	543.3	464.5	476.8	431.6	386.2

Basic earnings per common share	$5.06	$4.23	$4.08	$3.48	$2.89
Diluted earnings per common share	$4.98	$4.16	$3.93	$3.24	$2.71

Basic weighted average common shares outstanding	107.4	109.7	116.8	124.1	133.5
Diluted weighted average common shares outstanding	109.1	111.8	121.3	134.7	144.9

Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$148.5	$219.7	$166.3	$186.9	$63.1
Goodwill and intangible assets, net	3,239.3	2,994.8	2,252.9	2,094.2	2,122.7
Total assets	4,837.8	4,669.5	4,368.2	4,000.8	3,875.8
Long-term obligations (g)	1,394.4	1,721.3	1,667.0	1,157.4	1,148.9
Total shareholders' equity	2,106.1	1,688.3	1,725.3	1,977.1	1,885.7

(a)      During 2009, the Company recorded net restructuring charges of $13.5 primarily related to the closing of redundant and underutilized facilities.

In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the defined benefit retirement plan (the “Company Plan”) and the nonqualified supplemental retirement plan (the “PEP”). As a result of the changes to the Company Plan and PEP, which were adopted in the fourth quarter of 2009, the Company recognized a net curtailment charge of $2.8 due to remeasurement of the PEP obligation at December 31, 2009 and the acceleration of unrecognized prior service for that plan. In addition, the Company recorded favorable adjustments of $21.5 to its tax provision relating to the resolution of certain state income tax issues under audit, as well as the realization of foreign tax credits.

In connection with the Monogram Biosciences, Inc. acquisition, the Company incurred $2.7 in transaction fees and expenses in the third quarter of 2009.

(b)     During 2008, the Company recorded net restructuring charges of $32.4 primarily related to work force reductions and the closing of redundant and underutilized facilities. During the third quarter of 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

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

(c)      During 2007, the Company recorded net restructuring charges of $50.6 related to reductions in work force and consolidation of redundant and underutilized facilities.

(d)      Effective January 1, 2006, the Company adopted authoritative guidance in connection with share-based payments, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. As a result of adopting the guidance, the Company recorded approximately $23.3 in stock compensation expense relating to its stock option and employee stock purchase plans for the year ended December 31, 2006. Net earnings for the year ended December 31, 2006, were reduced by $13.9, net of tax.

(e)      During the second half of 2006, the Company recorded charges of approximately $12.3, primarily related to the acceleration of the recognition of stock compensation due to the announced retirement of the Company’s Chief Executive Officer, effective December 31, 2006. The Company also recorded net restructuring charges of $1.0 in the third quarter of 2006, relating to certain expense-reduction initiatives undertaken across the Company’s corporate and divisional operations.

(f)       During the third and fourth quarters of 2005, the Company began to implement its plan related to the integration of Esoterix and US LABS operations into the Company’s service delivery network. The plan was directed at reducing redundant facilities while maintaining excellent customer service. The Company recorded $11.9 of costs associated with the execution of the integration plan. The Company also recorded a special charge of $5.0 related to forgiveness of amounts owed by patients and clients as well as other costs associated with the areas of the Gulf Coast severely impacted by hurricanes Katrina and Rita.

(g)      Long-term obligations primarily include the Company’s zero-coupon convertible subordinated notes, 5 1/2% senior notes due 2013, 5 5/8% senior notes due 2015, term loan, revolving credit facility and other long-term obligations. The accreted balance of the zero-coupon convertible subordinated notes was $292.2, $573.5, $564.4, $554.4, and $544.4, at December 31, 2009, 2008, 2007, 2006 and 2005, respectively. The balance of the 5 1/2% senior notes, including principal and unamortized portion of a deferred gain on an interest rate swap agreement, was $351.3, $351.7, $352.2, $352.6, and $353.0, at December 31, 2009, 2008, 2007, 2006, and 2005, respectively. The principal balance of the 5 5/8% senior notes was $250.0 at December 31, 2009, 2008, 2007, 2006 and 2005. The term loan was $425.0, $475.0 and $500.0 at December 31, 2009, 2008 and 2007, respectively, and $0 for all other years presented. The revolving credit facility was $75.0 and $70.8 at December 31, 2009 and 2008, respectively, and $0 for all other years presented. The remainder of other long-term obligations consisted primarily of mortgages payable with balances of $0.9, $0.3, $0.4, $0.4, and $1.5, at December 31, 2009, 2008, 2007, 2006, and 2005, respectively. Long-term obligations exclude amounts due to affiliates.

Index

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in millions)

     General

     During 2009, the Company continued to strengthen its financial performance through pricing discipline, continued growth of its esoteric testing, outcome improvement and companion diagnostics offerings, and expense control.

     Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets during the first three years of the agreement. Since the inception of this agreement, approximately $108.7 of such transition payments were billed to the Company by UnitedHealthcare and approximately $102.8 had been remitted by the Company. Based on trend rates of the transition payment amounts billed by UnitedHealthcare during 2009, 2008 and 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $125.6 and that the final invoices for these payments will be processed over the first two quarters of 2010. The Company is amortizing the total estimated transition costs over the life of the contract.

     Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intend to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for CN$147.8. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario Canada joint venture was amended and restated with substantially the same terms as the previous agreement. The contractual value of the put, in excess of the current noncontrolling interest of $23.5, totaled $118.9 at December 31, 2009.

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

Results of Operations (amounts in millions except Revenue Per Requsition info)

Years ended December 31, 2009, 2008, and 2007

Net Sales

	Years Ended December 31,			% Change
Net sales	2009	2008	2007	2009	2008
Routine Testing	$2,845.6	$2,777.9	$2,671.9	2.4%	4.0%
Genomic and Esoteric Testing	1,601.6	1,478.3	1,396.3	8.3%	5.9%
Ontario, Canada	247.5	249.0	--	(0.6)%	N/A
Total	$4,694.7	$4,505.2	$4,068.2	4.2%	10.7%

Index

	Years Ended December 31,			% Change
Volume	2009	2008	2007	2009	2008
Routine Testing	84.6	86.0	85.4	(1.6)%	0.7%
Genomic and Esoteric Testing	25.8	23.7	21.9	8.9%	8.2%
Ontario, Canada	9.1	8.0	--	12.9%	N/A
Total	119.5	117.7	107.3	1.5%	9.7%

	Years Ended December 31,			% Change
Revenue Per Requisition	2009	2008	2007	2009	2008
Routine Testing	$33.62	$32.30	$31.29	4.1%	3.2%
Genomic and Esoteric Testing	$62.14	$62.49	$63.76	(0.6)%	(2.0)%
Ontario, Canada	$27.24	$30.92	$--	(11.9)%	N/A
Total	$39.29	$38.28	$37.92	2.6%	0.9%

     The increase in net sales for the three years ended December 31, 2009 has been driven primarily by growth in the Company’s managed care business, increased revenue from third parties (Medicare and Medicaid), the Company’s continued shift in test mix to higher priced genomic and esoteric tests and the impact of acquisitions. Managed care and third party revenue as a percentage of net sales for routine, genomic and estoteric testing increased from 64.4% in 2007 to 65.3% in 2009. Genomic and esoteric testing volume as a percentage of volume for routine, genomic and esoteric testing increased from 20.4% in 2007 to 23.3% in 2009. During the fourth quarter of 2008, the Company recorded a $7.5 cumulative revenue adjustment relating to certain historic overpayments made by Medicare for claims submitted by a subsidiary of the Company. Net sales of the Ontario joint venture were $247.5 for the twelve months ended December 31, 2009 compared to $249.0 in the corresponding 2008 period, a decrease of $1.5, or 0.6%. The decrease in net sales for the Ontario joint venture was due to the exchange rate impact of a stronger U.S. dollar in 2009 as compared with 2008. In Canadian dollars, net sales of the Ontario joint venture increased by CN$16.9, or 6.4%.

Cost of Sales	Years Ended December 31,			% Change
	2009	2008	2007	2009	2008
Cost of sales	$2,723.8	$2,631.4	$2,377.0	3.5%	10.7%
Cost of sales as a % of sales	58.0%	58.4%	58.4%

     Cost of sales (primarily laboratory and distribution costs) has increased over the three year period ended December 31, 2009 primarily due to growth in the Company’s Managed Care and third party (Medicare and Medicaid) business, the continued shift in test mix to higher cost genomic and esoteric testing and the impact of acquisitions. As a percentage of sales, cost of sales has decreased during the three year period ended December 31, 2009 from 58.4% in 2008 and 2007 to 58.0% in 2009. The decrease in cost of sales from 2008 to 2009 as a percentage of net sales is primarily due to operating efficiencies and effective expense controls coupled with the growth of revenue per requisition. The increase in cost of sales from 2007 to 2008 is primarily related to the consolidation of the Ontario joint venture effective January 1, 2008. Labor and testing supplies comprise over 75% of the Company’s cost of sales.

Selling, General and Adminstrative Expenses
	Years Ended December 31,			% Change
	2009	2008	2007	2009	2008
Selling, general and administrative expenses	$958.9	$935.1	$808.7	2.5%	15.6%
SG&A as a % of sales	20.4%	20.8%	19.9%

     Total selling, general and administrative expenses (“SG&A”) as a percentage of sales over the three year period ended December 31, 2009 have ranged from 19.9% to 20.8%. Bad debt expense decreased to 5.3% of  net sales in 2009 as compared with 6.2% in 2008 primarily due to the increase in the second quarter of 2008 of $45.0 in the Company’s provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased in 2008 due to the impact of the economy, higher

Index

patient deductibles and copayments, and acquisitions on the collectibility of accounts receivable balances. In 2009, SG&A includes acquisition related costs (primarily legal and other professional services) of $7.7, of which $2.7 relates directly to the Monogram acquisition. Monogram’s incremental SG&A (primarily personnel costs and research and development expenses) totaled $15.7 in 2009. As a result of changes to the Company’s defined benefit retirement plan and its PEP which were adopted in the fourth quarter of 2009, the Company recognized a net curtailment charge of $2.8 due to remeasurement of the PEP obligation at December 31, 2009 and the acceleration of unrecognized prior service for that plan.

     From 2007 to 2008, the increase in SG&A as a percentage of net sales was primarly due to the increase in the second quarter of 2008 of $45.0 in the Company’s provision for doubtful accounts. During the fourth quarter of 2008, the Company also recorded charges of $3.7 related to the acceleration of the recognition of stock compensation and certain defined benefit plan obligations due to the retirement of the Company’s Executive Vice President of Corporate Affairs which was effective December 31, 2008. The remaining increase in SG&A from 2007 to 2008 was primarily related to the consolidation of the Ontario joint venture effective January 1, 2008.

Amortization of Intangibles and Other Assets
	Years Ended December 31,			% Change
	2009	2008	2007	2009	2008
Amortization of intangibles and other assets	$62.6	$57.9	$54.9	8.1%	5.5%

     The increase in amortization of intangibles and other assets over the three year period ended December 31, 2009 primarily reflects certain acquisitions closed during 2009 and 2008.

Restructuring and Other Special Charges
	Years Ended December 31,
	2009	2008	2007

Restructuring and other special charges	$13.5	$37.9	$50.6

     During 2009, the Company recorded net restructuring charges of $13.5 primarily related to the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and other facility related costs. Of this amount, $10.5 related to severance and other employee costs for employees primarily in the affected facilities, and $12.5 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior restructuring accruals by $9.5, comprised of $7.3 of previously recorded facility costs and $2.2 of employee severance benefits as a result of incurring less cost than planned on those restructuring initiatives primarily resulting from favorable settlements on lease buyouts and severance payments that were not required to achieve the planned reduction in work force. These restructuring initiatives are expected to provide annualized cost savings of approximately $24.0.

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

     During 2007, the Company recorded net restructuring charges of $50.6 primarily related to reductions in work force and consolidation of redundant and underutilized facilities. Of this amount, $24.8 related to employee severance benefits for employees primarily in management, administrative, technical, service

Index

and support functions and $19.4 related to contractual obligations and other costs associated with the closure of facilities. The charges also included a write-off of approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the year and $0.9 related to settlement of a preacquisition employment liability. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

Interest Expense	Years Ended December 31,			% Change
	2009	2008	2007	2009	2008
Interest expense	$62.9	$72.0	$56.6	(12.6)%	27.2%

     The decrease in interest expense for 2009 as compared to 2008 was primarily driven by lower average borrowings outstanding in 2009 due to principal payments on the Term Loan Facility and the redemption of approximately 50% of the zero-coupon subordinated notes in the second quarter of 2009. Also, the Company’s zero-coupon subordinated notes did not accrue contingent cash interest for the period March 12, 2009 through December 31, 2009. The increase in interest expense for 2008 as compared to 2007 was primarily due to borrowings outstanding under the Term Loan Facility since October 2007 and the Revolving Facility that totaled $475.0 and $70.8, respectively, at December 31, 2008.

Income from Joint Venture Partnerships
	Years Ended December 31,			% Change
	2009	2008	2007	2009	2008
Income from joint venture partnerships	$13.8	$14.4	$77.9	(4.2)%	(81.5)%

     Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships. During 2007, a significant portion of this income was derived from investments in Ontario and Alberta, Canada, and was earned in Canadian dollars. Effective January 1, 2008, the income from the Ontario operation is included in the consolidated operating results of the Company, which is the primary reason for the lower income from investments in joint venture partnerships in 2009 and 2008 as compared with 2007.

Income Tax Expense	Years Ended December 31,
	2009	2008	2007
Income tax expense	$329.0	$307.9	$325.5
Income tax expense as a % of income before tax	37.2%	39.2%	40.6%

     The effective tax rate for 2009 was favorably impacted by adjustments of $21.5 relating to the resolution of certain state tax issues under audit, as well as the realization of foreign tax credits. The effective tax rate for 2008 was favorably impacted by the fifth protocol amending the existing tax treaty with Canada entered into force December 15, 2008. A net reduction of $7.1 of the Company’s income tax expense was recorded to reflect the impact of amending prior period income tax returns as a result of this treaty change.

Liquidity, Capital Resources and Financial Position

     The Company’s strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company’s principal source of liquidity is operating cash flow. This cash-generating capability is one of the Company’s fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. In addition, the Company has senior unsecured credit facilities that are further discussed in "Note 11 to Consolidated Financial Statements."

Operating Activities

     In 2009, the Company’s operations provided $862.4 of cash, net of $28.4 in transition payments to UnitedHeathcare and $54.8 in contributions to the Company’s defined benefit retirement plan (the “Company Plan”), reflecting the Company’s solid business results. The increase in the Company’s cash flow from operations primarily resulted from improved cash collections. The Company continued

Index

to focus on efforts to increase cash collections from all payers, as well as on-going improvements to the claim submission processes.

     The Company made contributions to the Company Plan of $54.8, $0.0 and $0.0 in 2009, 2008 and 2007, respectively. In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the Company Plan and the PEP. Both plans will be closed to new entrants. Current participants in the Company Plan and the PEP will no longer earn service-based credits, but will continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the defined contribution retirement plan (the “401K Plan”) will receive a minimum 3% non-elective contribution (“NEC”). The NEC replaces the Company match, which will be discontinued. Employees are not required to make a contribution to the 401K Plan to receive the NEC. The NEC will be non-forfeitable and vests immediately. The 401K Plan also provides discretionary contributions of 1% to 3% of pay for eligible employees based on service.

     As a result of the changes to the Company Plan and PEP, which were adopted in the fourth quarter of 2009, projected pension expense for these plans is expected to decrease from $36.6 in 2009 to $10.4 in 2010. In addition, the Company does not plan to make contributions to the Company Plan during 2010. The implementation of the NEC is expected to increase the Company’s 401K costs and contributions by an additional $22.5 in 2010. See “Note 16 to the Consolidated Financial Statements” for a further discussion of the Company’s pension and postretirement plans.

Investing Activities

     Capital expenditures were $114.7, $156.7 and $142.6 for 2009, 2008 and 2007, respectively. The Company expects capital expenditures of approximately $135.0 in 2010. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

     The Company remains committed to growing its business through strategic acquisitions and licensing agreements. The Company has invested a total of $779.7 over the past three years in strategic business acquisitions. These acquisitions have helped strengthen the Company’s geographic presence along with expanding capabilities in the specialty testing operations. The Company believes the acquisition market remains attractive, especially in light of recent credit market corrections, with a number of opportunities to strengthen its scientific capabilities, grow esoteric testing capabilities and increase presence in key geographic areas.

     The Company has invested a total of $25.8 over the past three years in licensing new testing technologies (including approximately $24.3 estimated fair market value of technology acquired with the purchase of Monogram) and had $56.8 net book value of capitalized patents, licenses and technology at December 31, 2009. While the Company continues to believe its strategy of entering into licensing and technology distribution agreements with the developers of leading-edge technologies will provide future growth in revenues, there are certain risks associated with these investments. These risks include, but are not limited to, the failure of the licensed technology to gain broad acceptance in the marketplace and/or that insurance companies, managed care organizations, or Medicare and Medicaid will not approve reimbursement for these tests at a level commensurate with the costs of running the tests. Any or all of these circumstances could result in impairment in the value of the related capitalized licensing costs.

Financing Activities

     On October 26, 2007, the Company entered into senior unsecured credit facilities totaling $1,000.0.  The credit facilities consist of a five-year Revolving Facility in the principal amount of $500.0 and a five-year, $500.0 Term Loan Facility. The balances outstanding on the Company’s Term Loan Facility at December 31, 2009 and 2008 were $425.0 and $475.0, respectively. The balances outstanding on the Company’s Revolving Facility at December 31, 2009 and 2008 were $75.0 and $70.8, respectively.  The senior unsecured credit facilities bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services.

Index

     The senior credit facilities contain certain debt covenants, which require that the Company maintain a leverage ratio of no more than 2.5 to 1.0 and an interest coverage ratio of at least 5.0 to 1.0.  Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The credit agreement allows payment of dividends provided that the Company is not in default (as defined in the agreement) and its leverage ratio is less than 2.0 to 1.0. The Company is in compliance with all covenants at December 31, 2009.

     On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”), whose subsidiaries had a $28.0 commitment in the Company’s Revolving Facility, filed for bankruptcy. During the fourth quarter of 2009, another bank assumed Lehman’s commitment in the Company’s Revolving Facility.

     On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. Under the swap the Company will, on a quarterly basis, pay a fixed rate of interest (2.92%) and receive a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge.  Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $10.6 and $13.5 at December 31, 2009 and 2008, respectively, and is included in other liabilities in the consolidated balance sheets.

     As of December 31, 2009, the interest rates on the Term Loan Facility and the Revolving Facility were 3.67% and 0.58%, respectively.

     During 2009, the Company repurchased $273.5 of stock representing 3.9 shares. As of December 31, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $71.8 of Company common stock. On February 11, 2010, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock.

     During the second quarter of 2009, the Company redeemed approximately $369.5 principal amount at maturity of its zero-coupon subordinated notes, equaling approximately 50% of the principal amount at maturity outstanding of the zero-coupon subordinated notes. The total cash used for these redemptions was $289.4. As a result of certain holders of the zero-coupon subordinated notes electing to convert their notes, the Company also issued 0.4 additional shares of common stock and reversed approximately $11.3 of deferred tax liability to reflect the tax benefit realized upon issuance of these shares.

     Credit Ratings

     The Company’s debt ratings of Baa3 from Moody’s and BBB+ from Standard and Poor’s contribute to its ability to access capital markets.

Contractual Cash Obligations	Payments Due by Period
			2011-	2013-	2015 and
	Total	2010	2012	2014	thereafter
Operating lease obligations	$366.6	$100.4	$134.9	$69.2	$62.1
Contingent future licensing payments (a)	38.4	0.5	6.6	13.2	18.1
Minimum royalty payments	19.8	5.8	5.0	5.3	3.7
Zero-coupon subordinated notes (b)	292.2	292.2	--	--	--
Scheduled interest payments on Senior Notes	151.8	33.3	66.6	37.8	14.1
Term loan and revolving credit facility	500.0	125.0	375.0	--	--
Long-term debt, other than term loan,
revolving credit facility and zero-coupon
subordinated notes	602.2	0.7	1.5	350.0	250.0
Total contractual cash obligations (c)(d)(e)	$1,971.0	$557.9	$589.6	$475.5	$348.0

Index

(a)
Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)
Holders of the zero-coupon subordinated notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2011 at $819.54 per note ($302.2 in the aggregate). Should the holders put the notes to the Company on that date, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary. As announced by the Company on January 5, 2010, holders of the zero-coupon subordinated notes may choose to convert their notes during the first quarter of 2010 subject to terms as defined in the note agreement. See “Note 11 to Consolidated Financial Statements” for further information regarding the Company’s zero-coupon subordinated notes.

(c)
The table does not include obligations under the Company’s pension and postretirement benefit plans, which are included in "Note 16 to Consolidated Financial Statements." Benefits under the Company's postretirement medical plan are made when claims are submitted for payment, the timing of which is not practicable to estimate.

(d)
The table does not include the Company’s contingent obligation to reimburse up to $200.0 in transition costs incurred during the first three years of the UnitedHealthcare contract. The Company anticipates that it has approximately $22.8 remaining to be paid out on this contingent obligation.

(e)
The table does not include the Company’s reserves for unrecognized tax benefits. The Company had a $73.7 and $86.7 reserve for unrecognized tax benefits, including interest and penalties, at December 31, 2009 and 2008, respectively, which is included in “Note 13 to Consolidated Financial Statements.” Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Consolidated Balance Sheets at December 31, 2009 and 2008.

Off-Balance Sheet Arrangements

     The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off balance sheet financing other than normal operating leases.

Other Commercial Commitments

     At December 31, 2009, the Company provided letters of credit aggregating approximately $39.5, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

     Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended.  Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying noncontrolling interest was recorded as additional noncontrolling interest liability and as a reduction to additional paid-in capital in the consolidated financial statements. The contractual value of the put, in excess of the current noncontrolling interest of $23.5, totals $118.9 at December 31, 2009.

Index

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intend to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for CN$147.8. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario Canada joint venture was amended and restated with substantially the same terms as the previous agreement.

     At December 31, 2009, the Company was a guarantor on approximately $2.5 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately three years.

     Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

New Accounting Pronouncements

     In June 2009, the FASB established authoritative United States generally accepted accounting principles (“GAAP”), codifying and superseding all pre-existing accounting standards and literature. This newly codified GAAP is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the guidance without any impact on the consolidated financial statements.

     In December 2007, the FASB issued authoritative guidance requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted the guidance as of January 1, 2009 and pursuant to the provisions of the literature, the presentation and disclosure requirements have been applied retrospectively for all periods presented. Due to the nature of the noncontrolling interest put, the Company has not included the noncontrolling interest in its Ontario joint venture in the equity section of the accompanying consolidated balance sheets.

     In December 2007, the FASB issued authoritative guidance in connection with business combinations which was intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The guidance applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the literature as of January 1, 2009, and the Company began recording acquisitions in accordance with the authoritative guidance. As a result, acquisition related costs, primarily legal and other professional services, of $7.7 were included in selling, general and administrative expenses for the year ended December 31, 2009.

     In April 2009, the FASB issued authoritative guidance in connection with accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Due to the fact that the literature is applicable to acquisitions completed after January 1, 2009 and the Company did not have any business combinations with assets and liabilities arising from contingencies in 2009, the adoption of the authoritative guidance did not impact the Company’s consolidated financial statements.

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

Index

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

     In December 2008, the FASB issued authoritative guidance in connection with employers’ disclosures about postretirement benefit plan assets. The objectives of the disclosures about plan assets in an employers’ defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. The guidance is effective for years ending after December 15, 2009. Upon initial application, the provisions of the literature are not required for earlier periods that are presented for comparative periods. The Company is providing the additional disclosures in accordance with the authoritative guidance (see Note 16 to the notes to consolidated financial statements).

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

     In May 2009, the FASB issued authoritative guidance related to the accounting for and disclosure of subsequent events, which is effective for interim and annual periods ending after June 15, 2009. This new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance introduces new terminology but is based on the same principles that previously existed in the auditing standards. Under this new guidance, the Company is required to provide disclosure of the date through which it has evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued. For the financial statements related to the years ended December 31, 2009, 2008 and 2007 contained herein, the Company has evaluated subsequent events through February 24, 2010 representing the date these financial statements were issued.

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

Index

beginning after November 15, 2009 and should be applied prospectively for interim and annual periods during that period going forward. The Company is currently evaluating the impact the adoption of the authoritative guidance could have on its consolidated financial statements.

     In August 2009, the FASB issued authoritative guidance in connection with measuring liabilities at fair value. The guidance addresses the impact of transfer restrictions on the fair value of a liability and the ability to use the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. The literature also clarifies the application of certain valuation techniques. Those clarifications include when to make adjustments to fair value. The guidance became effective in the Company’s quarter ended December 31, 2009. The adoption of the authoritative guidance did not have an impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2009.

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

Revenue recognition and allowance for doubtful accounts

     Revenue is recognized for services rendered when the testing process is complete and test results are reported to the ordering physician. The Company’s sales are generally billed to three types of payers – clients, patients and third parties such as managed care companies, Medicare and Medicaid.  For clients, sales are recorded on a fee-for-service basis at the Company’s client list price, less any negotiated discount. Patient sales are recorded at the Company’s patient fee schedule, net of any discounts negotiated with physicians on behalf of their patients. The Company bills third-party payers in two ways – fee-for-service and capitated agreements. Fee-for-service third-party payers are billed at the Company's patient fee schedule amount, and third-party revenue is recorded net of contractual discounts. These discounts are recorded at the transaction level at the time of sale based on a fee schedule that is maintained for each third-party payer. The majority of the Company’s third-party sales are recorded using an actual or contracted fee schedule at the time of sale. For the remaining third-party sales, estimated fee schedules are maintained for each payer. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to revenue. These adjustments are not material to the Company’s results of operations in any period presented. The Company periodically adjusts these estimated fee schedules based upon historical payment trends. Under capitated agreements with managed care companies, the Company recognizes revenue based on a negotiated monthly contractual rate for each member of the managed care plan regardless of the number or cost of services performed.

     The Company has a formal process to estimate and review the collectibility of its receivables based on the period of time they have been outstanding. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level. The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectibility of its receivables. Accounts are written off against the allowance for

Index

doubtful accounts based on the Company’s write-off policy (e.g., when they are deemed to be uncollectible).  In the determination of the appropriate level of the allowance, accounts are progressively reserved based on the historical timing of cash collections relative to their respective aging categories within the Company’s receivables. These collection and reserve processes, along with the close monitoring of the billing process, help reduce the risks of material revisions to reserve estimates resulting from adverse changes in collection or reimbursement experience. The following table presents the percentage of the Company’s net accounts receivable outstanding by aging category at December 31, 2009 and 2008:

Days Outstanding	2009	2008
0 – 30	47.7%	43.6%
31 – 60	16.8%	19.2%
61 – 90	10.5%	11.3%
91 – 120	6.8%	7.4%
121 – 150	4.4%	4.4%
151 – 180	4.0%	4.1%
181 – 270	7.8%	8.2%
271 – 360	1.7%	1.5%
Over 360	0.3%	0.3%

     The above table excludes the Ontario operation’s percentage of net accounts receivable outstanding by aging category. The provincial government is the primary customer of the Ontario operation. The Company believes that including the aging for Ontario would not be representative of the majority of the accounts receivable by aging category for the Company.

Pension Expense

     Substantially all employees of the Company are covered by the Company Plan. The benefits to be paid under the Company Plan are based on years of credited service and compensation earned while an employee of LabCorp. The Company also has the PEP which covers its senior management group and provides for additional benefits, due in part to limitations on benefits and pay imposed on the Company Plan under the Employee Retirement Income Security Act of 1974.

     In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the Company Plan and the PEP. Both plans will be closed to new entrants. Current participants in the Company Plan and the PEP will no longer earn service-based credits, but will continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the defined contribution retirement plan (the “401K Plan”) will receive a 3% non-elective contribution (“NEC”) concurrent with each payroll period. The 401K Plan also provides discretionary contributions of 1% to 3% of pay for eligible employees based on service.

     The Company's net pension cost is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined benefit retirement plans were a 5.8% discount rate and an 7.5% expected long-term rate of return on plan assets as of December 31, 2009.

Discount Rate

     The Company evaluates several approaches toward setting the discount rate assumption that is used to value the benefit obligations of its retirement plans. At year-end, priority was given to use of the Citigroup Pension Discount Curve and anticipated cash outflows of each retirement plan were discounted with the spot yields from the Citigroup Pension Discount Curve. A single-effective discount rate assumption was then determined for each retirement plan based on this analysis. A one percentage point reduction in the discount rate would have resulted in an increase in 2009 retirement plan expense of $3.3.

Index

Return on Plan Assets

     In establishing its expected return on plan assets assumption, the Company reviews its asset allocation and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2009 pension expense of $2.0.

     Net pension cost for 2009 was $36.6 (including the impact of the $2.8 non-recurring net curtailment charge) as compared with $19.5 in 2008. As a result of the changes to the Company Plan and PEP, projected pension expense for the Company Plan and the PEP is expected to decrease from $36.6 in 2009 to $10.4 in 2010. The implementation of the NEC is expected to increase the Company’s 401K costs and contributions by an additional $22.5 in 2010.

     Further information on the Company’s defined benefit retirement plan is provided in Note 16 to the consolidated financial statements.

Accruals for Self-insurance Reserves

     Accruals for self-insurance reserves (including workers’ compensation, auto and employee medical) are determined based on a number of assumptions and factors, including historical payment trends and claims history, actuarial assumptions and current and estimated future economic conditions. These estimated liabilities are not discounted.

     The Company is self-insured (up to certain limits) for professional liability claims arising in the normal course of business, generally related to the testing and reporting of laboratory test results. The Company maintains excess insurance which limits the Company's maximum exposure on individual claims. The Company estimates a liability that represents the ultimate exposure for aggregate losses below those limits. The liability is discounted and is based on a number of assumptions and factors for known and incurred but not reported claims based on an actuarial assessment of the accrual driven by frequency and amount of claims.

    If actual trends differ from these estimates, the financial results could be impacted. Actual trends have not differed materially from these estimates.

 Income Taxes

     The Company accounts for income taxes utilizing the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50% likely to be realized.  The Company records interest and penalties in income tax expense.

Index

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

1.
changes in federal, state, local and third-party payer regulations or policies (or in the interpretation of current regulations), new insurance or payment systems, including state or regional insurance cooperatives, new public insurance programs or a single-payer system, affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

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

5.
failure to comply with HIPAA, including changes to federal and state privacy and security obligations and changes to HIPAA, including those changes included within HITECH, which could result in increased costs, denial of claims and/or significant penalties;

6.	failure to maintain the security of customer-related information could damage the Company's reputation with customers, cause it to incur substantial additional costs and become subject to litigation;

7.
failure of the Company, third party payers or physicians to comply with Version 5010 Transactions by January 2012 or the ICD-10-CM Code Set issued by the Department of Health and Human Services and effective for claims submitted as of October 1, 2013;

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

Index

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

25.	failure of the Company’s financial information systems resulting in failure to meet required financial reporting deadlines;

26.	failure of the Company's disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

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

Index

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

     The Company’s zero-coupon subordinated notes contain the following two features that are considered to be embedded derivative instruments under authoritative guidance in connection with accouting for derivative instruments and hedging activities:

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

     The Company’s Ontario, Canada consolidated joint venture operates in Canada and, accordingly, the earnings and cash flow generated from the Ontario operation are subject to foreign currency exchange risk.

     The Alberta, Canada joint venture partnership operates in Canada and remits the Company’s share of partnership income in Canadian Dollars. Accordingly, the cash flow received from this affiliate is subject to foreign currency exchange risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on Page F-1 of the Financial Report included herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Index

Item 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

     The Company excluded its Monogram operations from its assessment of internal control over financial reporting as of December 31, 2009 because its control over this operation was acquired by the Company in a purchase business combination during 2009. The total assets and total revenues of the Monogram operations represented 3.9% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

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

Report of Management on Internal Control Over Financial Reporting

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

     The internal control over financial reporting at the Company was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that:

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

     The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, the Company's management determined that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Index

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this annual report, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 as stated in its report, which is included herein immediately preceding the Company’s audited financial statements.

Item 9B.                      OTHER INFORMATION

Not Applicable.

PART III

Item 10.                  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

     The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2010 (the "2010 Proxy Statement") under the caption "Election of Directors." Information regarding executive officers is incorporated by reference to the Company’s 2010 Proxy Statement under the caption "Executive Officers."

     Information concerning the Company’s Audit Committee and regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated by reference to the Company’s 2010 Proxy Statement under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and its Committees – Audit Committee.”

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

     In December 2003, the Board adopted the Company’s updated Code of Business Conduct and Ethics (the “Code”). The Code defines standards of business conduct and ethics applicable to all directors, officers and employees of the Company, including its Chief Executive Officer and its Chief Financial Officer, Controller and other senior financial officers (collectively, “Senior Officers”). The Code sets forth Company policies and expectations on a number of topics, including but not limited to, conflicts of interest, confidentiality, compliance with laws (including insider trading laws), preservation and use of Company assets, and business ethics. The Code also sets forth procedures for communicating and handling any potential conflict of interest (or the appearance of any conflict of interest) involving directors or executive officers, and for the confidential communication and handling of issues regarding accounting, internal controls and auditing matters. The Company annually reviews the Code and proposed additions or amendments are considered and subject to approval by the Board.

     The Guidelines and the Code adopted by the Board of Directors are posted on the Company’s website at www.labcorp.com. In addition, any waivers for Senior Officers or amendments to the Code will be posted on the Company’s website.

     The Audit Committee of the Board of Directors further concluded that Wendy E. Lane and Kerrii B. Anderson have been identified as “audit committee financial experts” as defined by Commission rules and have the “accounting or related financial management expertise” required by the Listing Standards.

Item 11.                  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the 2010 Proxy Statement under the captions "Executive Compensation” and “Director Compensation”.

Index

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     See “Note 14 to the Consolidated Financial Statements” for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference to information in the 2010 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management”  and “Equity Compensation Plan Information”.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The information required by this item is incorporated by reference to information in the 2010 Proxy Statement under the captions “Election of Directors” and “Related Party Transactions”.

Item 14                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the 2010 Proxy Statement under the caption "Principal Accountant Fees and Services."

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

Exhibits:

Exhibits 10.1 through 10.7, 10.10 through 10.22, 10.24 through 10.28, and 10.31 through 10.38 are management contracts or compensatory plans or arrangements.

3.1
Amended and Restated Certificate of Incorporation of the Company dated May 24, 2001 (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

3.2	Amended and Restated By-Laws of the Company dated March 25, 2008 (incorporated herein by reference to the Company’s current report on Form 8-K, filed with the Commission on March 31, 2008).
4.1	Specimen of the Company’s Common Stock Certificate (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Index

4.2
Rights Agreement dated December 13, 2001 between the Company and American Stock Transfer & Trust Company, as rights Agent (incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Commission on December 21, 2001, File No. 001-11353).

4.3
Indenture dated as of January 31, 2003 between the Company and Wachovia Bank, National Association, as trustee (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

4.4
Registration Rights Agreement, dated as of January 28, 2003 between the Company and the Initial Purchasers (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

4.5
Indenture dated as of December 5, 2005, between the Company and The Bank of New York, as trustee (Senior Debt Securities) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 14, 2005).

4.6
Indenture, dated as of October 23, 2006, between the Company and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2006).

10.1	National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.2
Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan (incorporated herein by reference to the Company's Quarterly Report for the period ended September 30, 2004).

10.3
First Amendment to the Laboratory Corporation of America Holdings amended and restated new Pension Equalization Plan (incorporated herein by reference to the Company's Quarterly Report for the period ended September 30, 2004).

10.4
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

10.7	Laboratory Corporation of America Holdings Senior Executive Transition Policy (incorporated herein by reference to the Company's Quarterly Report for the period ended June 30, 2004).
10.8	Exchange Agent Agreement dated as of April 28, 1995 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the May 12, 1995 Form 8-K).
10.9
$350 Million Credit Agreement dated January 13, 2005 among the Company, the lenders named therein and Credit Suisse First Boston and UBS Securities LLC, as Co-Lead Arrangers (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.10
Laboratory Corporation of America Holdings 1995 Stock Plan for Non-Employee Directors dated September 26, 1995 (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on September 26, 1995, File No. 33-62913).

10.11	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to the Company’s 1997 Annual Proxy Statement, filed with the Commission on June 6, 1997).
10.12	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to Annex I of the Company’s 2001 Annual Proxy Statement, filed with the Commission on April 25, 2001).

Index

10.13
Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Annex I of the Company’s Registration Statement on Form S-8 filed with the Commission on December 13, 1996, File No. 333-17793).

10.14
Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on January 10, 2000, File No. 333-94331).

10.15
Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on May 26, 2004, File No. 333-115905).

10.16
Laboratory Corporation of America Holdings Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company’s 1999 Annual Proxy Statement filed with the Commission of May 3, 1999).

10.17
Laboratory Corporation of America Holdings 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 5, 2000, File No. 333-38608).

10.18	Amendments to the 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 19, 2002, File No. 333-90764).
10.19
Dynacare Inc., Amended and Restated Employee Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on August 7, 2002, File No. 333-97745).

10.20
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

10.21	Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.22
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

10.24
Third Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan  (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

10.25	Second Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).
10.26	First Amendment to the Performance Award Agreement dated March 1, 2005 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.27
Third Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.28	Consulting Agreement between Thomas P. Mac Mahon and the Company dated July 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2006).
10.29
Amendment No. 1, dated as of September 21, 2006, to the Company's Credit Agreement dated January 13, 2005 among the Company, the Lenders, and Credit Suisse, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

Index

10.30
$1 Billion Credit Agreement dated as of October 26, 2007, among the Company, the lenders named therein and Credit Suisse, as Administrative Agent, and Credit Suisse Securities (USA) LLC, as Bookrunner and Lead Arranger (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.31
Fourth Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.32	Laboratory Corporation of America Holdings 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2008).
10.33	Consulting Agreement between Bradford T. Smith and the Company dated October 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2008).
10.34
Consulting Agreement between Myla P. Lai-Goldman, M.D. and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009).

10.35
Employment Separation Agreement between the Company and William B. Haas effective as of May 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2009).

10.36
Laboratory Corporation of America Holdings Amended and Restated Master Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.37
Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.38*	Employment Separation Agreement between the Company and Don M. Hardison effective as of December 31, 2009.
12.1*	Ratio of earnings to fixed charges

21*	List of Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1*	Power of Attorney of Thomas P. Mac Mahon
24.2*	Power of Attorney of Kerrii B. Anderson
24.3*	Power of Attorney of Jean-Luc Bélingard
24.4*	Power of Attorney of Wendy E. Lane
24.5*	Power of Attorney of Robert E. Mittelstaedt, Jr.
24.6*	Power of Attorney of Arthur H. Rubenstein, MBBCh
24.7*	Power of Attorney of M. Keith Weikel, Ph.D.
24.8*	Power of Attorney of R. Sanders Williams, M.D.
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

	By:	/s/ DAVID P. KING
David P. King
Chairman of the Board, President
and Chief Executive Officer
Dated: February 24, 2010

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 24, 2010 in the capacities indicated.

Signature	Title

/s/ DAVID P. KING	Chairman of the Board, President and Chief
David P. King	Executive Officer (Principal Executive Officer)

/s/ WILLIAM B. HAYES	Executive Vice President, Chief Financial
William B. Hayes	Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

/s/ THOMAS P. MAC MAHON*	Director
Thomas P. Mac Mahon

/s/ KERRII B. ANDERSON*	Director
Kerrii B. Anderson

/s/ JEAN-LUC BÉLINGARD*	Director
Jean-Luc Bélingard

/s/ WENDY E. LANE*	Director
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*	Director
Robert E. Mittelstaedt, Jr.

/s/ ARTHUR H. RUBENSTEIN, MBBCH*	Director
Arthur H. Rubenstein, MBBCh

/s/ M. KEITH WEIKEL, PH.D.*	Director
M. Keith Weikel, Ph.D.

/s/ R. SANDERS WILLIAMS, M.D.*	Director
R. Sanders Williams, M.D.

*  F. Samuel Eberts III, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:	/s/ F. SAMUEL EBERTS III
F. Samuel Eberts III
Attorney-in-fact

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE

Index to Consolidated Financial Statements and Schedule
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Laboratory Corporation of America Holdings:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

     As described in the Report of Management on Internal Controls over Financial Reporting appearing under Item 9A, management has excluded Monogram Biosciences, Inc. from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009. We have also excluded Monogram Biosciences, Inc. from our audit of internal control over financial reporting. Monogram Biosciences, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 3.9% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 24, 2010

Index to Consolidated Financial Statements and Schedule
PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$148.5	$219.7
Accounts receivable, net of allowance for doubtful
accounts of $173.1 and $161.0 at December 31,
2009 and 2008, respectively	574.2	631.6
Supplies inventories	90.0	91.0
Prepaid expenses and other	80.1	83.8
Deferred income taxes	42.8	6.7
Total current assets	935.6	1,032.8

Property, plant and equipment, net	500.8	496.4
Goodwill, net	1,897.1	1,772.2
Intangible assets, net	1,342.2	1,222.6
Investments in joint venture partnerships	71.4	72.0
Other assets, net	90.7	73.5
Total assets	$4,837.8	$4,669.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183.1	$159.7
Accrued expenses and other	275.7	266.4
Noncontrolling interest	142.4	--
Short-term borrowings and current portion of long-term debt	417.2	120.8
Total current liabilities	1,018.4	546.9

Long-term debt, less current portion	977.2	1,600.5
Deferred income taxes and other tax liabilities	577.7	522.9
Other liabilities	158.4	189.6
Total liabilities	2,731.7	2,859.9

Commitments and contingent liabilities	--	--
Noncontrolling interest	--	121.3

Shareholders’ equity
Common stock, 105.3 and 108.2 shares outstanding at
December 31, 2009 and 2008, respectively	12.5	12.8
Additional paid-in capital	36.7	237.4
Retained earnings	2,927.9	2,384.6
Less common stock held in treasury	(932.5)	(929.8)
Accumulated other comprehensive income (loss)	61.5	(16.7)
Total shareholders’ equity	2,106.1	1,688.3
Total liabilities and shareholders’ equity	$4,837.8	$4,669.5

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements and Schedule

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2009	2008	2007

Net sales	$4,694.7	$4,505.2	$4,068.2

Cost of sales	2,723.8	2,631.4	2,377.0

Gross profit	1,970.9	1,873.8	1,691.2

Selling, general and administrative expenses	958.9	935.1	808.7
Amortization of intangibles and other assets	62.6	57.9	54.9
Restructuring and other special charges	13.5	37.9	50.6

Operating income	935.9	842.9	777.0

Other income (expenses):
Interest expense	(62.9)	(72.0)	(56.6)
Income from joint venture partnerships, net	13.8	14.4	77.9
Investment income	1.6	2.5	5.4
Other, net	(3.8)	(2.1)	(1.4)

Earnings before income taxes	884.6	785.7	802.3

Provision for income taxes	329.0	307.9	325.5

Net earnings	555.6	477.8	476.8
Less: Net earnings attributable to the noncontrolling interest	(12.3)	(13.3)	--

Net earnings attributable to Laboratory Corporation of America Holdings	$543.3	$464.5	$476.8

Basic earnings per common share	$5.06	$4.23	$4.08

Diluted earnings per common share	$4.98	$4.16	$3.93

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)
					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2006	$14.4	$1,027.7	$1,767.9	$(891.6)	$58.7	$1,977.1
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	476.8	--	--	476.8
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	96.9	96.9
Net benefit plan adjustments	--	--	--	--	4.0	4.0
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(39.6)	(39.6)
Comprehensive earnings						538.1
Issuance of common stock under
employee stock plans	0.1	77.5	--	--	--	77.6
Surrender of restricted stock awards	--	--	--	(5.5)	--	(5.5)
Adoption of authoritative guidance in connec-
tion with convertible debt instruments that
may be settled in cash upon conversion	--	215.4	(215.4)	--	--	--
Adoption of authoritative guidance in
connection with uncertain tax positions	--	0.5	(1.0)	--	--	(0.5)
Conversion of zero-coupon convertible debt	--	0.7	--	--	--	0.7
Stock compensation	--	35.4	--	--	--	35.4
Income tax benefit from stock options exercised	--	26.6	--	--	--	26.6
Purchase of common stock	(1.3)	(922.9)	--	--	--	(924.2)
BALANCE AT DECEMBER 31, 2007	$13.2	$460.9	$2,028.3	$(897.1)	$120.0	$1,725.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	464.5	--	--	464.5
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	(129.6)	(129.6)
Interest rate swap adjustments	--	--	--	--	(13.5)	(13.5)
Net benefit plan adjustments	--	--	--	--	(81.0)	(81.0)
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	87.4	87.4
Comprehensive earnings						327.8
Issuance of common stock under
employee stock plans	0.1	64.3	--	--	--	64.4
Surrender of restricted stock awards
and performance shares	--	--	--	(32.7)	--	(32.7)
Conversion of zero-coupon convertible debt	--	0.1	--	--	--	0.1
Stock compensation	--	36.2	--	--	--	36.2
Value of noncontrolling interest put	--	(123.0)	--	--	--	(123.0)
Income tax benefit from stock options exercised	--	20.8	--	--	--	20.8
Purchase of common stock	(0.5)	(221.9)	(108.2)	--	--	(330.6)
BALANCE AT DECEMBER 31, 2008	$12.8	$237.4	$2,384.6	$(929.8)	$(16.7)	$1,688.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	543.3	--	--	543.3
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	93.3	93.3
Interest rate swap adjustments	--	--	--	--	2.9	2.9
Net benefit plan adjustments	--	--	--	--	31.5	31.5
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(49.5)	(49.5)
Comprehensive earnings						621.5
Issuance of common stock under
employee stock plans	--	24.8	--	--	--	24.8
Surrender of restricted stock awards	--	--	--	(2.7)	--	(2.7)
Conversion of zero-coupon convertible debt	0.1	11.3	--	--	--	11.4
Stock compensation	--	36.4	--	--	--	36.4
Income tax benefit adjustments related to
stock options exercised	--	(0.1)	--	--	--	(0.1)
Purchase of common stock	(0.4)	(273.1)	--	--	--	(273.5)
BALANCE AT DECEMBER 31, 2009	$12.5	$36.7	$2,927.9	$(932.5)	$61.5	$2,106.1

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$555.6	$477.8	$476.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	195.1	179.7	162.8
Stock compensation	36.4	36.2	35.4
Loss on sale of assets	2.6	1.1	0.2
Accreted interest on zero-coupon subordinated notes	8.3	11.3	11.1
Cumulative earnings less than (in excess of) distribution from joint venture partnerships	2.2	(0.6)	(8.6)
Deferred income taxes	9.6	69.6	26.5
Change in assets and liabilities (net of effects of acquisitions):
(Increase) decrease in accounts receivable (net)	74.0	28.0	(78.7)
(Increase) decrease in inventories	(4.3)	(8.6)	4.8
(Increase) decrease in prepaid expenses and other	5.9	(15.1)	(16.3)
Increase in accounts payable	22.8	15.9	33.9
Increase (decrease) in accrued expenses and other	(45.8)	(14.4)	61.8
Net cash provided by operating activities	862.4	780.9	709.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(114.7)	(156.7)	(142.6)
Proceeds from sale of assets	0.9	0.5	1.4
Deferred payments on acquisitions	(3.3)	(4.1)	(2.8)
Purchases of short-term investments	--	(72.8)	(1,777.9)
Proceeds from sale of short-term investments	--	182.7	1,803.4
Acquisition of licensing technology	--	(0.8)	(0.7)
Investment in equity affiliate	(4.3)	--	--
Acquisition of businesses, net of cash acquired	(212.6)	(344.8)	(222.3)
Net cash used for investing activities	(334.0)	(396.0)	(341.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	--	--	500.0
Proceeds from revolving credit facilities	4.2	145.2	240.0
Payments on revolving credit facilities	--	(74.4)	(240.0)
Principal payments on term loan	(50.0)	(25.0)	--
Payments on zero-coupon subordinated notes	(289.4)	(2.1)	--
Payments on vendor-financed equipment	(1.5)	--	--
Increase (decrease) in bank overdraft	(5.0)	5.0	(34.9)
Payments on long-term debt	(0.1)	(0.1)	(0.1)
Payment of debt issuance costs	(0.1)	(0.1)	(5.8)
Noncontrolling interest distributions	(11.3)	(14.0)	--
Excess tax benefits from stock based compensation	0.5	16.2	20.7
Net proceeds from issuance of stock to employees	24.8	64.4	77.6
Purchase of common stock	(273.0)	(333.6)	(921.2)
Net cash used for financing activities	(600.9)	(218.5)	(363.7)
Effect of exchange rate changes on cash and cash equivalents	1.3	(3.1)	0.4
Net increase (decrease) in cash and cash equivalents	(71.2)	163.3	4.9
Cash and cash equivalents at beginning of period	219.7	56.4	51.5
Cash and cash equivalents at end of period	$148.5	$219.7	$56.4

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

     Laboratory Corporation of America Holdings with its subsidiaries (the “Company”) is the second largest independent clinical laboratory company in the United States based on 2009 net revenues.  Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche operations based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

     Since its founding in 1971, the Company has grown into a network of 38 primary laboratories and over 1,500 patient service centers along with a network of branches and STAT laboratories. With over 28,000 employees, the Company processes tests on more than 440,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico, Belgium and three provinces in Canada. The Company's operating segments are aggregated within one reportable segment based on the way the Company manages its business. The Company's divisions exhibit similar long-term economic characteristics, process similar transactions and provide their testing services to similar classes of customers.

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee's board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the consolidated financial statements.

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency.  Assets and liabilities are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average monthly exchange rates prevailing during the year.  Resulting translation adjustments are included in "Accumulated other comprehensive income”.

     The Company evaluated events occurring subsequent to December 31, 2009 for potential recognition or disclosure in the consolidated financial statements through February 24, 2010.

Revenue Recognition:

     Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs.  Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2009, 2008 and 2007, approximately 19.1%, 17.7% and 18.3%, respectively, of the Company's revenues were derived directly from the Medicare and Medicaid programs. The Company has capitated agreements with certain managed care customers and recognizes related revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. In 2009, 2008 and 2007, approximately 4% of the Company's revenues were derived from such capitated agreements.

     In connection with revenue arrangements with multiple deliverables, revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

Index to Consolidated Financial Statements and Schedule
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

     The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., were approximately $26.7 at December 31, 2009. Cash equivalents at December 31, 2009, totaled $131.0, which includes amounts invested in money market funds, time deposits, municipal, treasury and government funds.

     Substantially all of the Company’s accounts receivable are with companies in the health care industry and individuals. However, concentrations of credit risk are limited due to the number of the Company’s clients as well as their dispersion across many different geographic regions.

     Accounts receivable balances (gross) from Medicare and Medicaid were $106.4 and $115.7 at December 31, 2009 and 2008, respectively.

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

     The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	2009			2008			2007
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share	$543.3	107.4	$5.06	$464.5	109.7	$4.23	$476.8	116.8	$4.08
Stock options	--	0.5		--	0.7		--	1.2
Restricted stock awards and other	--	0.2		--	0.3		--	0.8
Effect of convertible debt, net of tax	--	1.0		--	1.1		--	2.5
Diluted earnings per share	$543.3	109.1	$4.98	$464.5	111.8	$4.16	$476.8	121.3	$3.93

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,
	2009	2008	2007
Stock options	4.6	2.4	1.2

Stock Compensation Plans:

     The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock awards and performance shares is determined based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as expense over the

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

service period, net of estimated forfeitures. The estimation of equity awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from the Company’s current estimates.

     The following table summarizes the components of the Company’s stock-based compensation expense for the years ended December 31, 2009, 2008, and 2007:

	2009			2008			2007
	Pre-tax	Tax		Pre-tax	Tax		Pre-tax	Tax
	Expense	Benefit	Net	Expense	Benefit	Net	Expense	Benefit	Net

Stock option and stock purchase plans	$21.9	$(8.8)	$13.1	$20.0	$(8.0)	$12.0	$18.0	$(7.2)	$10.8
Restricted stock and
performance share awards	14.5	(5.8)	8.7	14.2	(5.7)	8.5	17.4	(7.0)	10.4
Executive retirement charge	--	--	--	2.0	(0.8)	1.2	--	--	--
Total share based compensation	$36.4	$(14.6)	$21.8	$36.2	$(14.5)	$21.7	$35.4	$(14.2)	$21.2

     During the fourth quarter of 2008, the Company recorded charges of approximately $2.0, related to the acceleration of the recognition of stock compensation due to the retirement of the Company’s Executive Vice President of Corporate Affairs, effective December 31, 2008.

     See note 14 for assumptions used in calculating compensation expense for the Company’s stock compensation plans.

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

Index to Consolidated Financial Statements and Schedule
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

     The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no instances of impairment as of December 31, 2009.

Intangible Assets:

     Intangible assets (patents and technology, customer relationships and non-compete agreements), are amortized on a straight-line basis over the expected periods to be benefited, such as legal life for patents and technology, 10 to 25 years for customer lists and contractual lives for non-compete agreements.

Debt Issuance Costs:

     The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt.

Professional Liability:

     The Company is self-insured (up to certain limits) for professional liability claims arising in the normal course of business, generally related to the testing and reporting of laboratory test results. The Company estimates a liability that represents the ultimate exposure for aggregate losses below those limits. The liability is discounted and is based on a number of assumptions and factors for known and incurred but not reported claims based on actuarial assessment of the accrual driven by frequency and amount of claims.

Income Taxes:

     The Company accounts for income taxes utilizing the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position.  If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50% likely to be realized. The Company records interest and penalties in income tax expense.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Derivative Financial Instruments:

     Interest rate swap agreements, which are currently being used by the Company in the management of interest rate exposure, are accounted for at fair value. The Company’s zero-coupon subordinated notes contain two features that are considered to be embedded derivative instruments under authoritative guidance in connection with accounting for derivative instruments and hedging activities. The Company believes these embedded derivatives had no fair value at December 31, 2009 and 2008.

     See note 18 for the Company’s objectives in using derivative instruments and the effect of derivative instruments and related hedged items on the Company’s financial position, financial performance and cash flows.

Fair Value of Financial Instruments:

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $374.6 and $650.7 as of December 31, 2009 and 2008, respectively. The fair market value of the senior notes, based on market pricing, was approximately $645.2 and $539.7 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the estimated fair market value of the Company’s variable rate debt of $486.4 and $491.1, respectively, was estimated by calculating the net present value of related cash flows, discounted at current market rates.

     Effective January 1, 2008, the Company adopted authoritative guidance in connection with fair value measurements for financial assets and liabilities. The guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

Research and Development:

     The Company expenses research and development costs as incurred.

New Accounting Pronouncements:

     In June 2009, the FASB established authoritative United States generally accepted accounting principles (“GAAP”), codifying and superseding all pre-existing accounting standards and literature. This newly codified GAAP is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the guidance without any impact on the consolidated financial statements.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     In December 2007, the FASB issued authoritative guidance requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted the guidance as of January 1, 2009 and pursuant to the provisions of the literature, the presentation and disclosure requirements have been applied retrospectively for all periods presented. Due to the nature of the noncontrolling interest put, the Company has not included the noncontrolling interest in its Ontario joint venture in the equity section of the accompanying consolidated balance sheets.

     In December 2007, the FASB issued authoritative guidance in connection with business combinations which was intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The guidance applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the literature as of January 1, 2009, and the Company began recording acquisitions in accordance with the authoritative guidance. As a result, acquisition related costs, primarily legal and other professional services, of $7.7 were included in selling, general and administrative expenses for the year ended December 31, 2009.

     In April 2009, the FASB issued authoritative guidance in connection with accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Due to the fact that the literature is applicable to acquisitions completed after January 1, 2009 and the Company did not have any business combinations with assets and liabilities arising from contingencies in 2009, the adoption of the authoritative guidance did not impact the Company’s consolidated financial statements.

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

     In December 2008, the FASB issued authoritative guidance in connection with employers’ disclosures about postretirement benefit plan assets. The objectives of the disclosures about plan assets in an employers’ defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. The guidance is effective for years ending after December 15, 2009. Upon initial application, the provisions of the literature are not required for earlier periods that are presented for comparative periods. The Company is providing the additional disclosures in accordance with the authoritative guidance (see Note 16 to the notes to consolidated financial statements).

Index to Consolidated Financial Statements and Schedule
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

     In May 2009, the FASB issued authoritative guidance related to the accounting for and disclosure of subsequent events, which is effective for interim and annual periods ending after June 15, 2009. This new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance introduces new terminology but is based on the same principles that previously existed in the auditing standards. Under this new guidance, the Company is required to provide disclosure of the date through which it has evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued. For the financial statements related to the years ended December 31, 2009, 2008 and 2007 contained herein, the Company has evaluated subsequent events through February 24, 2010 representing the date these financial statements were issued.

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

     In August 2009, the FASB issued authoritative guidance in connection with measuring liabilities at fair value. The guidance addresses the impact of transfer restrictions on the fair value of a liability and the ability to use the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. The literature also clarifies the application of certain valuation techniques. Those clarifications include when to make adjustments to fair value. The guidance became effective in the Company’s quarter ended December 31, 2009. The adoption of the authoritative guidance did not have an impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2009.

2.   BUSINESS ACQUISITIONS

     During the year ended December 31 2009, the Company acquired various laboratories and related assets for approximately $212.6 in cash (net of cash acquired). The acquisition activity primarily included the acquisition of Monogram Biosciences, Inc. (“Monogram”) effective August 3, 2009 for approximately $160.0 in cash (net of cash acquired). The Monogram acquisition was made to enhance the Company’s scientific differentiation and esoteric testing capabilities and advance the Company’s personalized medicine strategy.

     The Monogram purchase consideration has been allocated to the estimated fair market value of the net assets acquired, including approximately $63.5 in identifiable intangible assets (primarily non-tax deductible customer relationships, patents and technology, and trade name) with weighted-average useful lives of approximately 15 years;  net operating loss tax assets of approximately $44.8, which are expected to be realized over a period of 18 years; and residual amount of non-tax deductible goodwill of approximately $83.6.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     Monogram has an active research and development department, which is primarily focused on the development of companion diagnostics technology. As a result of this acquisition, the Company incurred approximately $5.2 of research and development expenses (included in selling, general and administrative expenses) for the year ended December 31, 2009.

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

     Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enables the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying noncontrolling interest was recorded as additional noncontrolling interest liability and as a reduction to additional paid-in capital in the consolidated financial statements. The contractual value of the put, in excess of the current noncontrolling interest of $23.5, totals $118.9 at December 31, 2009.

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intend to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for CN$147.8. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario Canada joint venture was amended and restated with substantially the same terms as the previous agreement.

     Net sales of the Ontario joint venture were $247.5 (CN$281.3) and $249.0 (CN$264.4) for the twelve months ended December 31, 2009 and 2008, respectively.

     During the year ended December 31, 2007, the Company acquired various medical reference laboratories and related assets for approximately $222.3 in cash.  These acquisitions were primarily done to extend the Company’s geographic reach in important market areas or acquire scientific differentiation and esoteric testing capabilities.

3. RESTRUCTURING AND OTHER SPECIAL CHARGES

     During 2009, the Company recorded net restructuring charges of $13.5 primarily related to the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and other facility related costs. Of this amount, $10.5 related to severance and other employee costs for employees primarily in the affected facilities, and $12.5 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior restructuring accruals by $9.5, comprised of $7.3 of previously recorded facility costs and $2.2 of employee severance benefits as a result of incurring less cost than planned on those restructuring initiatives primarily resulting from favorable settlements on lease buyouts and severance payments that were not required to achieve the planned reduction in work force.

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

Index to Consolidated Financial Statements and Schedule
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

     During 2007, the Company recorded net restructuring charges of $50.6 primarily related to reductions in work force and consolidation of redundant and underutilized facilities. Of this amount, $24.8 related to employee severance benefits for employees primarily in management, administrative, technical, service and support functions and $19.4 related to contractual obligations and other costs associated with the closure of facilities. The charges also included a write-off of approximately $6.5 of accounts receivable balances remaining on a subsidiary’s billing system that was abandoned during the year and $0.9 related to settlement of a preacquisition employment liability. The Company also recorded a credit of $1.0, comprised of $0.7 of previously recorded facility costs and $0.3 of employee severance benefits.

4. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance	Lease
	and Other	and Other
	Employee	Facility
	Costs	Costs	Total
Balance as of January 1, 2009	$11.3	$22.4	$33.7
Net restructuring charges	8.3	5.2	13.5
Cash payments and other adjustments	(13.0)	(8.6)	(21.6)
Balance as of December 31, 2009	$6.6	$19.0	$25.6

Current			$15.2
Non-current			10.4
			$25.6

5.   INVESTMENTS IN JOINT VENTURE PARTNERSHIPS

     As disclosed in note 2 (Business Acquisitions), effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada joint venture bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. As a result, the below disclosures in connection with investments in joint venture partnerships do not include the Ontario joint venture as of and for the years ended December 31, 2009 and 2008.

     At December 31, 2009 the Company had investments in the following unconsolidated joint venture partnerships:

	Net	Percentage
Location	Investment	Interest Owned
Milwaukee, Wisconsin	$10.4	50.00%
Alberta, Canada	59.7	43.37%
Cincinnati, Ohio	1.3	50.00%

     The joint venture agreements that govern the conduct of business of these partnerships mandates unanimous agreement between partners on all major business decisions as well as providing other participating rights to each partner. The partnerships are accounted for under the equity method of accounting as the Company does not have control of these partnerships. The Company has no material obligations or guarantees to, or in support of, these unconsolidated joint ventures and their operations.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     Condensed unconsolidated financial information for joint venture partnerships is shown in the following table (the Ontario, Canada joint venture information included for the 2007 information only).

As of December 31:	2009	2008
Current assets	$35.3	$28.5
Other assets	41.4	31.4
Total assets	$76.7	$59.9

Current liabilities	$28.0	$18.7
Other liabilities	2.3	2.5
Total liabilities	30.3	21.2

Partners' equity	46.4	38.7
Total liabilities and partners’ equity	$76.7	$59.9

For the period January 1 - December 31:	2009	2008	2007
Net sales	$212.4	$182.0	$403.4
Gross profit	69.6	69.0	190.9
Net earnings	33.3	34.3	120.9

     The Company’s recorded investment in the Alberta joint venture partnership at December 31, 2009 includes $48.4 of value assigned to the partnership’s Canadian licenses (with an indefinite life and deductible for tax) to conduct diagnostic testing services in the province.

6.  ACCOUNTS RECEIVABLE, NET

	December 31,	December 31,
	2009	2008
Gross accounts receivable	$747.3	$792.6
Less allowance for doubtful accounts	(173.1)	(161.0)
	$574.2	$631.6

     The provision for doubtful accounts was $248.9, $232.8 and $196.2 in 2009, 2008 and 2007 respectively. In addition, in the second quarter of 2008 the Company recorded a $45.0 increase in its provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased due to the impact of the economy, higher patient deductibles and copayments, and acquisitions on the collectibility of accounts receivable balances.

     During the third quarter of 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

7.   PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2009	2008
Land	$23.4	$20.6
Buildings and building improvements	116.7	115.2
Machinery and equipment	584.8	558.9
Software	289.6	278.9
Leasehold improvements	147.0	127.9
Furniture and fixtures	48.4	44.6
Construction in progress	49.8	57.1
Equipment under capital leases	3.5	3.5
	1,263.2	1,206.7
Less accumulated depreciation and amortization of capital lease assets	(762.4)	(710.3)
	$500.8	$496.4

     Depreciation expense and amortization of capital lease assets was $130.7, $120.1 and $106.5 for 2009, 2008 and 2007, respectively, including software depreciation of $34.8, $33.7, and $34.8 for 2009, 2008 and 2007, respectively.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

8.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill (net of accumulated amortization) for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance as of January 1	$1,772.2	$1,639.5
Goodwill acquired during the year	124.1	135.4
Adjustments to goodwill	0.8	(2.7)
Goodwill, net	$1,897.1	$1,772.2

     The components of identifiable intangible assets are as follows:

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$839.8	$(337.1)	$793.2	$(294.1)
Patents, licenses and technology	119.2	(62.4)	94.7	(54.2)
Non-compete agreements	39.4	(30.7)	37.0	(28.2)
Trade name	117.7	(41.8)	115.3	(33.4)
Canadian licenses	698.1	--	592.3	--
	$1,814.2	$(472.0)	$1,632.5	$(409.9)

     A summary of amortizable intangible assets acquired during 2009, and their respective weighted average amortization periods are as follows:

		Weighted Average
	Amount	Amortization Period

Customer relationships	$46.5	11.9
Patents, licenses and technology	25.3	2.3
Non-compete agreements	2.4	0.2
Trade name	2.4	0.3
	$76.6	14.7

   Amortization of intangible assets was $62.6, $57.9 and $54.9 in 2009, 2008 and 2007, respectively.  Amortization expense of intangible assets is estimated to be $65.6 in fiscal 2010, $60.8 in fiscal 2011, $56.4 in fiscal 2012, $53.4 in fiscal 2013, $50.5 in fiscal 2014, and $357.4 thereafter.

     The Company paid $0.0, $0.8 and $0.7 in 2009, 2008 and 2007 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. These amounts are being amortized over the life of the licensing agreements.

     As of December 31, 2009, the Ontario operation has $698.1 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

9.  ACCRUED EXPENSES AND OTHER

	December 31,	December 31,
	2009	2008

Employee compensation and benefits	$143.4	$140.7
Self-insurance reserves	56.2	48.0
Accrued taxes payable	19.0	10.5
Royalty and license fees payable	6.9	7.7
Accrued repurchases of common stock	0.5	--
Restructuring reserves	15.2	24.3
Acquisition related reserves	5.6	8.1
Interest payable	8.6	8.6
Other	20.3	18.5
	$275.7	$266.4

10.  OTHER LIABILITIES

	December 31,	December 31,
	2009	2008

Post-retirement benefit obligation	$39.7	$36.7
Defined benefit plan obligation	41.4	94.8
Restructuring reserves	10.4	9.4
Self-insurance reserves	12.1	12.1
Interest rate swap liability	10.6	13.5
Acquisition related reserves	1.1	1.2
Deferred revenue	22.5	6.9
Other	20.6	15.0
	$158.4	$189.6

11.  DEBT

     Short-term borrowings and current portion of long-term debt at December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008
Zero-coupon convertible subordinated notes	$292.2	$--
Term loan, current	50.0	50.0
Revolving credit facility	75.0	70.8
Total short-term borrowings and current portion of long-term debt	$417.2	$120.8

     Long-term debt at December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008

Senior notes due 2013	$351.3	$351.7
Senior notes due 2015	250.0	250.0
Term loan, non-current	375.0	425.0
Zero-coupon convertible subordinated notes	--	573.5
Other long-term debt	0.9	0.3
Total long-term debt	$977.2	$1,600.5

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Credit Facilities

     On October 26, 2007, the Company entered into senior unsecured credit facilities with Credit Suisse, acting as Administrative Agent, and a group of financial institutions totaling $1,000.0. The credit facilities consist of a five-year Revolving Facility in the principal amount of $500.0 and a five-year, $500.0 Term Loan Facility. The balances outstanding on the Company’s Term Loan Facility at December 31, 2009 and 2008 were $425.0 and $475.0, respectively. The balances outstanding on the Company’s Revolving Facility at December 31, 2009 and 2008 were $75.0 and $70.8, respectively. The senior unsecured credit facilities bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor's Ratings Services. The remaining quarterly principal repayments of the Term Loan Facility range from $12.5 to $18.8 from March 31, 2010 to September 30, 2012 with $243.8 due on the maturity date of October 26, 2012. At December 31, 2009, future principal repayments under the Term Loan facility are as follows: 2010 - $50.0, 2011 - $75.0 and 2012 - $300.0.

     The senior credit facilities are available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other payments. The agreement contains certain debt covenants which require that the Company maintain a leverage ratio of no more than 2.5 to 1.0 and an interest coverage ratio of at least 5.0 to 1.0. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The credit agreement allows payment of dividends provided that the Company is not in default (as defined in the agreement) and its leverage ratio is less than 2.0 to 1.0. The Company is in compliance with all covenants at December 31, 2009.

     On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”), whose subsidiaries had a $28.0 commitment in the Company’s Revolving Facility, filed for bankruptcy. During the fourth quarter of 2009, another bank assumed Lehman’s commitment in the Company’s Revolving Facility.

     On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. Under the swap the Company will, on a quarterly basis, pay a fixed rate of interest (2.92%) and receive a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $10.6 and $13.5 at December 31, 2009 and 2008, respectively, and is included in other liabilities in the consolidated balance sheets.

     As of December 31, 2009, the effective interest rates on the Term Loan Facility and Revolving Facility were 3.67% and 0.58%, respectively.

Zero-Coupon Convertible Subordinated Notes

     The Company had $368.8 and $738.3 aggregate principal amount at maturity of zero-coupon convertible subordinated notes (the “notes”) due 2021 outstanding at December 31, 2009 and 2008, respectively. The notes, which are subordinate to the Company’s bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 13.4108 shares of the Company’s common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

1)
If the sales price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter reaches specified thresholds (beginning at 120% and declining 0.1282% per quarter until it reaches approximately 110% for the quarter beginning July 1, 2021 of the accreted conversion price per share of common stock on the last day of the preceding quarter). The accreted conversion price per share will equal the issue price of a note plus the accrued original issue discount and any accrued contingent additional principal, divided by the number of shares of common stock issuable upon conversion of a note on that day. The conversion trigger price for the fourth quarter of 2009 was $68.21.

Index to Consolidated Financial Statements and Schedule
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

     During the second quarter of 2009, the Company redeemed approximately $369.5 principal amount at maturity of its zero-coupon subordinated notes, equaling approximately 50% of the principal amount at maturity outstanding of the zero-coupon subordinated notes. The total cash used for these redemptions was $289.4. As a result of certain holders of the zero-coupon subordinated notes electing to convert their notes, the Company also issued 0.4 additional shares of common stock and reversed approximately $11.3 of deferred tax liability to reflect the tax benefit realized upon issuance of these shares.

     The Company’s common stock trading price contingent cash interest feature of its zero-coupon subordinated notes was not triggered by the average market price of the Company’s common stock for the five trading days ended September 9, 2009. As a result, the zero-coupon subordinated notes will not accrue contingent cash interest for the period of September 12, 2009 to March 11, 2010.

     On January 5, 2010, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning January 1, 2010, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Wednesday, March 31, 2010.

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

12. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. Common shares issued and outstanding are summarized in the following table:

	2009	2008

Issued	127.4	130.3
In treasury	(22.1)	(22.1)
Outstanding	105.3	108.2

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of December 31, 2009.

     The changes in common shares issued and held in treasury are summarized below:

Common shares issued
	2009	2008	2007
Common stock issued at January 1	130.3	132.7	143.8
Common stock issued under employee stock plans	0.6	2.2	2.0
Common stock issued upon conversion of zero-coupon subordinated notes	0.4	--	--
Retirement of common stock	(3.9)	(4.6)	(13.1)
Common stock issued at December 31	127.4	130.3	132.7

Common shares held in treasury
	2009	2008	2007
Common shares held in treasury at January 1	22.1	21.7	21.6
Surrender of restricted stock and performance share awards	--	0.4	0.1
Common shares held in treasury at December 31	22.1	22.1	21.7

Share Repurchase Program

     During fiscal 2009, the Company purchased 3.9 shares of its common stock at a total cost of $273.5. As of December 31, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $71.8 of Company common stock. On February 11, 2010, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock.

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

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign	Net	Interest	Accumulated
	Currency	Benefit	Rate	Other
	Translation	Plan	Swap	Comprehensive
	Adjustments	Adjustments	Adjustments	Earnings

Balance at December 31, 2006	$89.2	$(30.5)	$--	$58.7
Current year adjustments	96.9	4.0	--	100.9
Tax effect of adjustments	(38.0)	(1.6)	--	(39.6)
Balance at December 31, 2007	148.1	(28.1)	--	120.0
Current year adjustments	(129.6)	(81.0)	(13.5)	(224.1)
Tax effect of adjustments	50.1	32.0	5.3	87.4
Balance at December 31, 2008	68.6	(77.1)	(8.2)	(16.7)
Current year adjustments	93.3	31.5	2.9	127.7
Tax effect of adjustments	(36.1)	(12.2)	(1.2)	(49.5)
Balance at December 31, 2009	$125.8	$(57.8)	$(6.5)	$61.5

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

13.  INCOME TAXES

The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income	2009	2008	2007

Domestic	$848.0	$747.8	$786.5
Foreign	36.6	37.9	15.8
Total pre-tax income	$884.6	$785.7	$802.3

     The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$266.2	$188.1	$238.9
State	41.0	39.8	49.9
Foreign	12.2	10.4	10.2
	$319.4	$238.3	$299.0
Deferred:
Federal	$25.3	$54.0	$18.8
State	(15.5)	12.8	4.2
Foreign	(0.2)	2.8	3.5
	9.6	69.6	26.5
	$329.0	$307.9	$325.5

    The tax benefit associated with option exercises from stock plans reduced taxes currently payable by approximately $1.1, $20.9 and $26.2 in 2009, 2008 and 2007, respectively.  Such benefits are recorded as additional paid-in-capital.

     The effective tax rates on earnings before income taxes are reconciled to statutory federal income tax rates as follows:
	Years Ended December 31,
	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	1.9	4.3	4.0
Other	0.3	(0.1)	1.6
Effective rate	37.2%	39.2%	40.6%

     In 2009, the Company recorded favorable adjustments of $21.5 to its tax provision relating to the resolution of certain state tax issues under audit, as well as the realization of foreign tax credits.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable	$12.1	$--
Employee compensation and benefits	72.0	66.9
Self insurance reserves	20.2	21.7
Postretirement benefit obligation	15.4	14.5
Acquisition and restructuring reserves	11.6	15.7
Tax loss carryforwards	45.9	5.3
Other	--	7.8
	177.2	131.9
Less: valuation allowance	(3.9)	(3.9)
Net deferred tax assets	$173.3	$128.0

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Deferred tax liabilities:
Accounts receivable	--	(1.7)
Deferred earnings	(23.1)	(23.6)
Intangible assets	(336.7)	(304.0)
Property, plant and equipment	(58.5)	(51.1)
Zero-coupon subordinated notes	(136.5)	(137.7)
Currency translation adjustment	(78.0)	(39.7)
Other	(2.2)	--
Total gross deferred tax liabilities	(635.0)	(557.8)
Net deferred tax liabilities	$(461.7)	$(429.8)

     The Company has state tax loss carryovers of approximately $0.6, which expire in 2010 through 2024. In addition, the Company has federal tax loss carryovers of approximately $45.3 expiring periodically through 2028. The utilization of these tax loss carryovers is limited due to change of ownership rules. However, at this time the Company expects to fully utilize substantially all federal tax loss carryovers.

     The Company adopted authoritative guidance in connection with accounting for uncertainty in income taxes on January 1, 2007. As a result of the implementation of the authoritative guidance, the Company recognized approximately $0.5 as an increase to its reserve for uncertain tax positions and a reduction of the beginning shareholders’ equity.

     At the adoption date of January 1, 2007 the Company had approximately $56.8 of total gross unrecognized income tax benefits, which included interest and penalties of $7.5.

     The gross unrecognized income tax benefits were $59.0 and $72.5 at December 31, 2009 and 2008, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

     The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $14.7 and $14.2 as of December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Company recognized $5.4 and $4.5, respectively, in interest and penalties expense, which was offset by a benefit of $4.9 and $1.4, respectively.

     The following table shows a reconciliation of the unrecognized income tax benefits from uncertain tax positions for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Balance as of January 1	$72.5	$55.7	$49.3
Increase in reserve for tax positions taken in the current year	10.9	13.4	11.2
Increase (decrease) in reserve for tax positions taken in a prior period	(4.2)	5.2	--
Decrease in reserve as a result of settlements reached with tax authorities	(15.7)	(0.6)	(2.1)
Decrease in reserve as a result of lapses in the statute of limitations	(4.5)	(1.2)	(2.7)
Balance as of December 31	$59.0	$72.5	$55.7

     As of December 31, 2009 and 2008, $60.3 and $70.2, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

     The Company has substantially concluded all U.S. federal income tax matters for years through 2005.  Substantially all material state and local, and foreign income tax matters have been concluded through 2004 and 2001, respectively.

     The Company’s 2006 U.S. federal income tax return is currently under examination by the Internal Revenue Service. In addition, the Company has various state income tax examinations ongoing throughout the year. Management believes adequate provisions have been recorded related to all open tax years.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     The Company provided for taxes on undistributed earnings of foreign subsidiaries.

14.  STOCK COMPENSATION PLANS

Stock Incentive Plans

     There are currently 23.8 million shares authorized for issuance under the 2008 Stock Incentive Plan and the 2000 Stock Incentive Plan. Each of these plans was approved by shareholders. At December 31, 2009, there were 5.8 million additional shares available for grant under the Company’s stock option plans.

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

     Changes in options outstanding under the plans for the periods indicated were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Options	per Option	Term	Value
Outstanding at December 31, 2008	4.9	$65.59
Granted	2.1	60.27
Exercised	(0.3)	47.00
Cancelled	(0.4)	68.71
Outstanding at December 31, 2009	6.3	$64.52	7.4	$72.7

Vested and expected to vest at December 31, 2009	6.1	$64.49	7.4	$69.8
Exercisable at December 31, 2009	3.0	$61.57	6.0	$44.4

   The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

     Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007

Cash received by the Company	$14.3	$53.6	$67.4
Tax benefits realized	$2.7	$14.3	$25.7
Aggregate intrinsic value	$7.0	$35.5	$63.6

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     The following table summarizes information concerning currently outstanding and exercisable options.

Options Outstanding				Options Exercisable
		Weighted Average			Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$6.80 - 59.37	1.7	4.8	$49.09	1.7	$49.09
$60.04 - 67.60	1.9	9.1	$60.29	--	$--
$75.63 - 75.63	1.6	8.4	$75.63	0.6	$75.63
$77.58 - 80.37	1.1	7.2	$80.30	0.7	$80.32
	6.3	7.4	$64.52	3.0	$61.57

    The following table shows the weighted average grant-date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates:

	2009	2008	2007

Fair value per option	$10.85	$13.25	$14.84
Valuation assumptions
Weighted average expected life (in years)	3.0	3.2	3.1
Risk free interest rate	1.1%	2.7%	4.7%
Expected volatility	0.2	0.2	0.2
Expected dividend yield	0.0%	0.0%	0.0%

     The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company uses historical data to calculate the expected life of the option. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2009, 2008 and 2007, expense related to the Company’s stock option plan totaled $18.7, $17.3 and $14.5, respectively. The 2008 expense amount includes $0.8 related to the acceleration of the recognition of stock compensation as a result of EVP retirement.

Restricted Stock and Performance Shares

     The Company grants restricted stock and performance shares (“nonvested shares”) to officers, key employees, and non-employee directors under all plans. Restricted stock becomes vested annually in equal one third increments beginning on the first anniversary of the grant. The performance share awards represented a three year award opportunity for the period 2005-2007 and became vested in 2008. A performance share grant in 2008 represents a three year award opportunity for the period 2008-2010 and becomes vested in the first quarter of 2011. A performance share grant in 2009 represents a three year award opportunity for the period of 2009-2011 and becomes vested in the first quarter of 2012. Performance share awards are subject to certain earnings per share and revenue targets, the achievement of which may increase or decrease the number of shares which the grantee receives upon vesting. The unearned restricted stock and performance share compensation is being amortized to expense over the applicable vesting periods. For 2009, 2008 and 2007, total restricted stock and performance share compensation expense was $13.6, $14.0 and $16.7, respectively. The 2008 expense amount includes $1.2 related to the acceleration of the recognition of stock compensation as a result of EVP retirement.

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

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     The following table shows a summary of nonvested shares for the year ended December 31, 2009:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	0.4	$76.04
Granted	0.3	60.48
Vested	(0.1)	69.23
Adjustments	(0.1)	67.99
Nonvested at December 31, 2009	0.5	69.43

    As of December 31, 2009, there was $19.9 of total unrecognized compensation cost related to nonvested restricted stock and performance share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

     The Company has an employee stock purchase plan, begun in 1997 and amended in 1999, 2004 and 2008, with 4.5 million shares of common stock authorized for issuance. The plan permits substantially all employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 193, 173, and 174 thousand shares were purchased by eligible employees in 2009, 2008 and 2007 respectively. For 2009, 2008 and 2007, expense related to the Company’s employee stock purchase plan was $2.7, $2.9 and $2.8, respectively.

     The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:
	2009	2008	2007

Fair value of the employee’s purchase right	$14.28	$16.10	$16.98
Valuation assumptions
Risk free interest rate	0.2%	1.2%	4.1%
Expected volatility	0.2	0.3	0.3
Expected dividend yield	0.0%	0.0%	0.0%

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

     A subsidiary of the Company, DIANON Systems, Inc. (“DIANON”), is the appellant in a wrongful termination lawsuit originally filed by G. Berry Schumann in Superior Court in the State of Connecticut.  After a jury trial, the state court entered judgment against DIANON, with total damages, attorney’s fees, and pre-judgment interest payable by DIANON, of approximately $10.0. DIANON filed a notice of appeal in December 2009 and is awaiting a briefing schedule. DIANON has disputed liability and intends to contest the case vigorously on appeal.

     The Company is involved in various claims and legal actions, including arbitrations, class actions, and other litigation, arising in the ordinary course of business. Some of these actions involve claims that are

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

substantial in amount. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business.  Such inquiries can relate to the Company or other healthcare providers. The Company works cooperatively to respond to appropriate requests for information.

     As previously reported on May 22, 2006, the Company received a subpoena from the California Attorney General seeking documents related to billing to the state’s Medicaid program. The Company subsequently reported during the third quarter of 2008, that it received a request from the California Attorney General for additional information. On March 20, 2009, a qui tam lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., which was joined by the California Attorney General and to which the previous subpoena related, was unsealed. The lawsuit was brought against the Company and several other major laboratories operating in California and alleges that the defendants improperly billed the state Medicaid program.

     During 2009, the Company received subpoenas from two state agencies requesting documents related to its billing to Medicaid in those states. The Company also responded to subpoenas from the United States Office of Inspector General’s regional offices in New York and Massachusetts regarding certain of its billing practices. The Company is cooperating with the requests.

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

     The Company believes that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and the courts have not interpreted many of these statutes and regulations. There can be no assurance therefore that those applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations.

     During the fourth quarter of 2008, the Company recorded a $7.5 cumulative revenue adjustment relating to certain historic overpayments made by Medicare for claims submitted by a subsidiary of the Company. The Company has forwarded a detailed claims file and refund payment to the Medicare carrier. No additional requests for information have been received from the carrier.

     Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets during the first three years of the agreement. Since the inception of this agreement, approximately $108.7 of such transition payments were billed to the Company by UnitedHealthcare and approximately $102.8 had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during 2009, 2008 and 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $125.6 and that the final invoices for these payments will be processed over the first two quarters of 2010. The Company is amortizing the total estimated transition costs over the life of the contract.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 2009, the Company had provided letters of credit aggregating approximately $39.5, primarily in connection with certain insurance programs. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

     The Company leases various facilities and equipment under non-cancelable lease arrangements.  Future minimum rental commitments for leases with non-cancelable terms of one year or more at December 31, 2009 are as follows:
Operating
2010	$106.1
2011	82.8
2012	56.8
2013	40.5
2014	29.5
Thereafter	64.3
Total minimum lease payments	380.0
Less:
Amounts included in restructuring and acquisition related accruals	(12.8)
Non-cancelable sub-lease income	(0.6)
Total minimum operating lease payments	$366.6

     Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $182.9, $175.1 and $158.9 for the years ended December 31, 2009, 2008 and 2007, respectively.

     At December 31, 2009, the Company was a guarantor on approximately $2.5 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately three years.

16.  PENSION AND POSTRETIREMENT PLANS

Pension Plans

     The Company maintains a defined contribution retirement plan (the “401K Plan”) for substantially all employees. Company contributions to the plan are based on a percentage of employee contributions. The cost of this plan was $15.2, $15.5 and $14.8 in 2009, 2008 and 2007, respectively.

     In addition, substantially all employees of the Company are covered by a defined benefit retirement plan (the "Company Plan"). The benefits to be paid under the Company Plan are based on years of credited service and average compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations. The Company made contributions to the Company Plan of $54.8, $0.0 and $0.0 in 2009, 2008 and 2007, respectively.

     The Company’s nonqualified supplemental retirement plan (the “PEP”) covers its senior management group and provides for the payment of the difference, if any, between the amount of any maximum limitation on annual benefit payments under the Employee Retirement Income Security Act of 1974 and the annual benefit that would be payable under the Company Plan but for such limitation. The PEP is an unfunded plan.

     In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the Company Plan and the PEP. Both plans will be closed to new entrants. Current participants in the Company Plan and the PEP will no longer earn service-based credits, but will continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the 401K Plan will receive a minimum 3% non-elective contribution (“NEC”) concurrent with each payroll period. The NEC replaces the Company match, which will be discontinued. Employees are not required to make a contribution to the 401K Plan to receive the NEC.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The NEC will be non-forfeitable and vests immediately. The 401K Plan also provides discretionary contributions of 1% to 3% of pay for eligible employees based on service.

     The Company believes these changes to the Company Plan, the PEP and the 401K Plan will align the Company’s retirement plan strategy with prevailing industry practices and reduce the future impact of market volatility on the Company Plan.

     As a result of the changes to the Company Plan and PEP which were adopted in the fourth quarter of 2009, the Company recognized a net curtailment charge of $2.8 due to remeasurement of the PEP obligation at December 31, 2009 and the acceleration of unrecognized prior service for that plan. Projected pension expense for the Company Plan and the PEP is expected to decrease from $36.6 in 2009 to $10.4 in 2010. In addition, the Company does not plan to make contributions to the Company Plan during 2010. The implementation of the NEC is expected to increase the Company’s 401K costs and contributions by an additional $22.5 in 2010.

    The effect on operations for both the Company Plan and the PEP are summarized as follows:

	Year ended December 31,
	2009	2008	2007
Service cost for benefits earned	$20.8	$20.0	$19.1
Interest cost on benefit obligation	18.3	17.2	16.0
Expected return on plan assets	(17.3)	(22.2)	(22.7)
Net amortization and deferral	12.0	2.8	2.1
Curtailment cost	2.8	--	--
Executive retirement charge	--	1.7	--
Defined benefit plan costs	$36.6	$19.5	$14.5

     Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $102.6. The accumulated other comprehensive earnings that are expected to be recognized as components of the defined benefit plan costs during 2010 are $7.5 related to amortization of net loss.

     A summary of the changes in the projected benefit obligations of the Company Plan and the PEP are summarized as follows:

	2009	2008
Balance at January 1	$292.7	$287.2
Service cost	20.8	20.0
Interest cost	18.3	17.2
Actuarial loss (gain)	24.1	(11.8)
Amendments	0.9	4.6
Benefits and administrative expenses paid	(24.1)	(26.2)
Plan curtailment	(4.7)	--
Executive retirement charge	--	1.7
Balance at December 31	$328.0	$292.7

     The Accumulated Benefit Obligation was $328.0 and $288.6 at December 31, 2009 and 2008, respectively.

     A summary of the changes in the fair value of plan assets follows:

	2009	2008
Fair value of plan assets at beginning of year	$170.1	$270.7
Actual return on plan assets	57.4	(75.1)
Employer contributions	55.9	0.7
Benefits and administrative expenses paid	(24.1)	(26.2)
Fair value of plan assets at end of year	$259.3	$170.1

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     Weighted average assumptions used in the accounting for the Company Plan and the PEP are summarized as follows:

	2009	2008	2007
Discount rate	5.8%	6.5%	6.1%
Compensation increases	3.5%	3.5%	3.5%
Expected long term rate of return	7.5%	8.5%	8.5%

     The Company maintains an investment policy for the management of the Company Plan’s assets. The objective of this policy is to build a portfolio designed to achieve a balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. The target allocations for plan assets are 60% equity securities and 40% fixed income securities. Equity securities primarily include investments in large-cap and small-cap companies located in the United States and to a lesser extent international equities in developed and emerging countries. Fixed income securities primarily include U.S. Treasury securities, mortgage-backed bonds and corporate bonds of companies from diversified industries. The weighted average expected long-term rate of return for the Company Plan’s assets is as follows:

		Weighted
		Average
		Expected
	Target	Long-Term Rate
	Allocation	of Return
Equity securities	60.0%	5.5%
Fixed income securities	40.0%	2.0%

     The fair values of the Company Plan’s assets at December 31, 2009, by asset category are as follows:

	Fair value	Fair Value Measurements as of
	as of	December 31, 2009
	December 31,	Using Fair Value Hierarchy
Asset Category	2009	Level 1	Level 2	Level 3

Cash	$13.8	$13.8	$--	$--
Equity securities:
U.S. large cap - blend (a)	80.5	--	80.5	--
U.S. small cap - blend (b)	23.3	--	23.3	--
International - developed	32.5	--	32.5	--
International - emerging	7.1	--	7.1	--
Fixed income securities:
U.S. fixed income (c)	102.1	--	102.1	--
Total fair value of the Company Plan’s assets	$259.3	$13.8	$245.5	$--

a)	This category represents an equity index fund not actively managed that tracks the S&P 500.
b)	This category represents an equity index fund not actively managed that tracks the Russell 2000.
c)	This category represents a bond index fund not actively managed that tracks the Barclays Capital U.S. Aggregate Index.

     The following assumed benefit payments under the Company's defined benefit and nonqualified supplemental retirement plans, which reflect expected future service, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2010	$23.1
2011	22.0
2012	22.0
2013	22.5
2014	22.5
Years 2015-2019	119.0

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Post-retirement Medical Plan

     The Company assumed obligations under a subsidiary's post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Year ended December 31,
	2009	2008	2007
Service cost for benefits earned	$0.3	$0.4	$0.5
Interest cost on benefit obligation	2.3	2.7	2.7
Net amortization and deferral	(1.7)	(1.7)	(2.1)
Post-retirement medical plan costs	$0.9	$1.4	$1.1

     Amounts included in accumulated other comprehensive earnings consist of unamortized net gain of $5.2 and unrecognized prior service credit of $0.7. The accumulated other comprehensive earnings that are expected to be recognized as components of the post-retirement medical plan costs during 2010 are ($0.1) related to amortization of net gain and ($0.7) related to recognition of prior service credits.

     A summary of the changes in the accumulated post-retirement benefit obligation follows:

	2009	2008
Balance at January 1	$36.7	$42.8
Service cost for benefits earned	0.3	0.4
Interest cost on benefit obligation	2.3	2.7
Participants contributions	0.4	0.3
Actuarial loss (gain)	1.4	(7.9)
Benefits paid	(1.5)	(1.6)
Balance at December 31	$39.6	$36.7

     The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation was 6.0% and 6.5% as of December 31, 2009 and 2008, respectively. The health care cost trend rate was assumed to be 8.0% and 9.0% as of December 31, 2009 and 2008, respectively, declining gradually to 5.0% in the year 2016. The health care cost trend rate has a significant effect on the amounts reported. The impact of a percentage point change each year in the assumed health care cost trend rates would change the accumulated post-retirement benefit obligation as of December 31, 2009 by an increase of $5.9 or a decrease of $4.9. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the 2009 post-retirement benefit costs results in an increase of $0.4 or decrease of $0.3.

     The following assumed benefit payments under the Company's post-retirement benefit plan, which reflect expected future service, as appropriate, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2010	$1.6
2011	1.7
2012	1.7
2013	1.8
2014	2.0
Years 2015-2019	12.3

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

17.   FAIR VALUE MEASUREMENTS

     The Company’s population of financial assets and liabilities subject to fair value measurements as of December 31, 2009 and 2008 are as follows:

	Fair value	Fair Value Measurements as of
	as of	December 31, 2009
	December 31,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3

Noncontrolling interest put	$142.4	$--	$142.4	$--

Derivatives
Embedded derivatives realted to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	10.6	--	10.6	--
Total fair value of derivatives	$10.6	$--	$10.6	$--

	Fair value	Fair Value Measurements as of
	as of	December 31, 2008
	December 31,	Using Fair Value Hierarchy
	2008	Level 1	Level 2	Level 3

Noncontrolling interest put	$121.3	$--	$121.3	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	13.5	--	13.5	--
Total fair value of derivatives	$13.5	$--	$13.5	$--

     The noncontrolling interest put is valued at its contractually determined value, which approximates fair value. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

18.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Swap

     The Company has an interest rate swap agreement with a remaining term of approximately two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $10.6 and $13.5 at December 31, 2009 and 2008, respectively, and is included in other liabilities in the consolidated balance sheets.

Index to Consolidated Financial Statements and Schedule
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

     The Company believes these embedded derivatives had no fair value at December 31, 2009 and 2008. These embedded derivatives also had no impact on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007.

     The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments as of December 31, 2009 and 2008, respectively:

	Interest Rate Swap
	Liability Derivative
	Fair Value as of
	December 31,
Balance Sheet Location	2009	2008
Other liabilities	$ 10.6	$ 13.5

     The following table summarizes the effect of the interest rate swap on other comprehensive income (loss) for the years ended December 31, 2009 and 2008:

	2009	2008
Effective Portion of Derivative Gain (Loss)	$2.9	$(13.5)

19.   EXECUTIVE RETIREMENT

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

     Following the announcement of his retirement as EVP, Mr. Smith entered into a consulting agreement with the Company effective January 1, 2009. The agreement provided for additional services to be provided by Mr. Smith following the termination of his employment as EVP to assist the Company during a transition period. Mr. Smith was Vice Chairman of the Board through the annual meeting of shareholders in May 2009. For purposes of calculating pension benefits, the agreement provided for an unreduced pension benefit, starting at age 55.

Index to Consolidated Financial Statements and Schedule
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

20.  SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2009	2008	2007

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$50.7	$56.1	$40.4
Income taxes, net of refunds	304.1	211.8	272.4
Disclosure of non-cash financing and investing activities:
Issuance of restricted stock awards and performance shares	18.5	20.3	11.9
Surrender of restricted stock awards and performance shares	2.7	32.7	5.5
Accrued repurchases of common stock	0.5	(3.0)	3.0
Purchase of equipment in accrued expenses	2.8	--	--

21.  QUARTERLY DATA (UNAUDITED)

     The following is a summary of unaudited quarterly data:

	Year ended December 31, 2009
	1st	2nd	3rd	4th	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$1,155.7	$1,188.8	$1,185.1	$1,165.1	$4,694.7
Gross profit	489.4	507.4	498.1	476.0	1,970.9
Net earnings attributable to Laboratory Corporation of America Holdings	132.8	136.4	131.4	142.7	543.3

Basic earnings per common share	1.23	1.26	1.22	1.35	5.06
Diluted earnings per common share	1.22	1.24	1.21	1.33	4.98

	Year ended December 31, 2008
	1st	2nd	3rd	4th	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$1,103.2	$1,147.8	$1,135.1	$1,119.1	$4,505.2
Gross profit	470.5	491.8	461.6	449.9	1,873.8
Net earnings attributable to Laboratory Corporation of America Holdings	130.3	104.2	111.9	118.1	464.5

Basic earnings per common share	1.18	0.94	1.02	1.09	4.23
Diluted earnings per common share	1.14	0.92	1.00	1.08	4.16

Index to Consolidated Financial Statements and Schedule

 Schedule II

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2009, 2008 and 2007
(Dollars in millions)

		Additions
	Balance	Charged	Additions	(1)
	at	to	as a	Other	Balance
	beginning	Costs and	Result of	(Deductions)	at end
	of year	Expense	Acquisitions	Additions	of year

Year ended December 31, 2009:
Applied against asset accounts:

Allowance for doubtful accounts	$161.0	$248.9	$4.8	$(241.6)	$173.1

Valuation allowance-deferred tax assets	$3.9	$--	$--	$--	$3.9

Year ended December 31, 2008:
Applied against asset accounts:

Allowance for doubtful accounts	$92.5	$283.3	$5.9	$(220.7)	$161.0

Valuation allowance-deferred tax assets	$3.9	$--	$--	$--	$3.9

Year ended December 31, 2007:
Applied against asset accounts:

Allowance for doubtful accounts	$102.3	$196.2	$0.5	$(206.5)	$92.5

Valuation allowance-deferred tax assets	$3.9	$--	$--	$--	$3.9

(1) Other (Deductions) Additions consists primarily of write-offs of accounts receivable amounts.