Form 10-Q
period 2010-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2010-04-28
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2010
OR
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

The number of shares outstanding of the issuer's common stock is 104.0 million shares, net of treasury stock as of April 22, 2010.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

Condensed Consolidated Statements of Operations
Three month periods ended March 31, 2010 and 2009

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three months ended March 31, 2010 and 2009

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$172.2	$148.5
Accounts receivable, net of allowance for doubtful
accounts of $169.9 and $173.1 at March 31, 2010
and December 31, 2009, respectively	614.3	574.2
Supplies inventories	82.5	90.0
Prepaid expenses and other	74.3	80.1
Deferred income taxes	37.7	42.8
Total current assets	981.0	935.6

Property, plant and equipment, net	488.4	500.8
Goodwill, net	1,911.1	1,897.1
Intangible assets, net	1,382.1	1,342.2
Investments in joint venture partnerships	69.2	71.4
Other assets, net	102.4	90.7
Total assets	$4,934.2	$4,837.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169.3	$183.1
Accrued expenses and other	347.1	275.7
Noncontrolling interest	--	142.4
Short-term borrowings and current portion of long-term debt	370.0	417.2
Total current liabilities	886.4	1,018.4

Long-term debt, less current portion	958.3	977.2
Deferred income taxes and other tax liabilities	604.0	577.7
Noncontrolling interest	145.6	--
Other liabilities	161.3	158.4
Total liabilities	2,755.6	2,731.7

Commitments and contingent liabilities	--	--
Noncontrolling interest	20.2	--

Shareholders’ equity
Common stock, 104.2 and 105.3 shares outstanding at
March 31, 2010 and December 31, 2009, respectively	12.4	12.5
Additional paid-in capital	--	36.7
Retained earnings	3,002.7	2,927.9
Less common stock held in treasury	(934.9)	(932.5)
Accumulated other comprehensive income	78.2	61.5
Total shareholders’ equity	2,158.4	2,106.1
Total liabilities and shareholders’ equity	$4,934.2	$4,837.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$1,193.6	$1,155.7

Cost of sales	686.7	666.3

Gross profit	506.9	489.4

Selling, general and administrative expenses	246.0	233.8
Amortization of intangibles and other assets	17.4	15.1
Restructuring and other special charges	9.3	--

Operating income	234.2	240.5

Other income (expenses):
Interest expense	(14.6)	(17.0)
Income from joint venture partnerships, net	3.8	2.8
Investment income	0.3	0.4
Other, net	(0.6)	(0.5)

Earnings before income taxes	223.1	226.2

Provision for income taxes	86.9	90.4

Net earnings	136.2	135.8
Less: Net earnings attributable to the noncontrolling interest	(3.5)	(3.0)

Net earnings attributable to Laboratory Corporation of America Holdings	$132.7	$132.8

Basic earnings per common share	$1.27	$1.23

Diluted earnings per common share	$1.25	$1.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AT DECEMBER 31, 2008	$12.8	$237.4	$2,384.6	$(929.8)	$(16.7)	$1,688.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	132.8	--	--	132.8
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	(21.1)	(21.1)
Interest rate swap adjustments	--	--	--	--	0.4	0.4
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	7.8	7.8
Comprehensive earnings						119.9
Issuance of common stock under
employee stock plans	--	5.7	--	--	--	5.7
Surrender of restricted stock awards	--	--	--	(2.7)	--	(2.7)
Stock compensation	--	7.2	--	--	--	7.2
Income tax benefit adjustments related to
stock options exercised	--	(0.4)	--	--	--	(0.4)
BALANCE AT MARCH 31, 2009	$12.8	$249.9	$2,517.4	$(932.5)	$(29.6)	$1,818.0

BALANCE AT DECEMBER 31, 2009	$12.5	$36.7	$2,927.9	$(932.5)	$61.5	$2,106.1
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	132.7	--	--	132.7
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	25.5	25.5
Interest rate swap adjustments	--	--	--	--	1.1	1.1
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(9.9)	(9.9)
Comprehensive earnings						149.4
Issuance of common stock under
employee stock plans	--	18.1	--	--	--	18.1
Surrender of restricted stock awards	--	--	--	(2.4)	--	(2.4)
Stock compensation	--	8.7	--	--	--	8.7
Value of noncontrolling interest put	--	(17.2)	--	--	--	(17.2)
Income tax benefit from stock
options exercised	--	1.4	--	--	--	1.4
Purchase of common stock	(0.1)	(47.7)	(57.9)	--	--	(105.7)
BALANCE AT MARCH 31, 2010	$12.4	$--	$3,002.7	$(934.9)	$78.2	$2,158.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$136.2	$135.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50.0	47.3
Stock compensation	8.7	7.2
Loss on sale of assets	0.5	0.3
Accreted interest on zero-coupon subordinated notes	1.5	2.8
Cumulative earnings less than distribution
from joint venture partnerships	0.4	0.6
Deferred income taxes	10.0	10.3
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(38.4)	(38.4)
Decrease in inventories	7.7	7.7
Decrease in prepaid expenses and other	5.0	13.7
Increase (decrease) in accounts payable	(14.8)	15.1
Increase in accrued expenses and other	65.2	6.5
Net cash provided by operating activities	232.0	208.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24.5)	(30.7)
Proceeds from sale of assets	1.6	--
Deferred payments on acquisitions	(1.4)	(0.4)
Investment in equity affiliate	--	(4.3)
Acquisition of businesses, net of cash acquired	(32.2)	(5.9)
Net cash used for investing activities	(56.5)	(41.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	65.0	--
Payments on revolving credit facilities	(120.0)	--
Principal payments on term loan	(12.5)	(12.5)
Payments on vendor-financed equipment	(1.3)	--
Decrease in bank overdraft	--	(3.9)
Proceeds from sale of interest in consolidated subsidiary	137.5	--
Cash paid to acquire an interest in a consolidated subsidiary	(137.5)	--
Noncontrolling interest distributions	(2.8)	(2.0)
Tax benefit adjustments related to stock based compensation	0.9	(0.4)
Net proceeds from issuance of stock to employees	18.1	5.7
Purchase of common stock	(100.3)	--
Net cash used for financing activities	(152.9)	(13.1)
Effect of exchange rate changes on cash and cash equivalents	1.1	(1.0)
Net increase in cash and cash equivalents	23.7	153.5
Cash and cash equivalents at beginning of period	148.5	219.7
Cash and cash equivalents at end of period	$172.2	$373.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings (the “Company”) and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee’s board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.

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

     The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2009 annual report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

2.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, performance share awards, and shares issuable upon conversion of zero-coupon subordinated notes.

     The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended			Three months ended
	March 31, 2010			March 31, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net earnings	$132.7	104.6	$1.27	$132.8	108.1	$1.23
Dilutive effect of employee
stock options and awards	--	0.8		--	0.6
Effect of convertible debt,
net of tax	--	1.1		--	0.1
Diluted earnings per share:
Net earnings including impact
of dilutive adjustments	$132.7	106.5	$1.25	$132.8	108.8	$1.22

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended
	March 31,
	2010	2009
Stock options	3.6	4.0

3. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2009, the FASB issued authoritative guidance in connection with adding qualified special purpose entities into the scope of guidance for consolidation of variable interest entities. This literature also modifies the analysis by which a controlling interest of a variable interest entity is determined thereby requiring the controlling interest to consolidate the variable interest entity. A controlling interest exists if a party to a variable interest entity has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of or receive benefits from the entity that could be potentially significant to the variable interest entity. The guidance became effective in the first quarter of 2010. The adoption of the authoritative guidance did not have an impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2010.

4. BUSINESS ACQUISITIONS

     During the three months ended March 31 2010, the Company acquired various laboratories and related assets for approximately $32.2 in cash (net of cash acquired). These acquisitions were made primarily to enhance the Company’s scientific differentiation and esoteric testing capabilities.

     Monogram Biosciences, Inc. (acquired by the Company in August 2009) has an active research and development department, which is primarily focused on the development of oncology and infectious disease technology. As a result of this acquisition, the Company incurred approximately $3.4 of research and development expenses (included in selling, general and administrative expenses) for the three months ended March 31, 2010.

5.  NONCONTROLLING INTEREST PUT

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

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intended to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $24.8, totals $141.0 at March 31, 2010.

     Net sales of the Ontario joint venture were $68.9 (CN$71.7) and $55.6 (CN$69.2) for the three months ended March 31, 2010 and 2009, respectively.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

6.  RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the first quarter of 2010, the Company recorded net restructuring charges of $3.1 related to severance payments and the closing of redundant and underutilized facilities. Of this amount, $3.9 related to severance and other employee costs for employees primarily in the affected facilities, and $0.6 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior facility related restructuring accruals by $1.4 as a result of incurring less cost than planned on those restructuring initiatives primarily due to favorable settlements on lease buyouts. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the quarter.

7.  RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance	Lease
	and Other	and Other
	Employee	Facility
	Costs	Costs	Total
Balance as of December 31, 2009	$6.6	$19.0	$25.6
Net restructuring charges	3.9	(0.8)	3.1
Cash payments and other adjustments	(2.6)	(1.1)	(3.7)
Balance as of March 31, 2010	$7.9	$17.1	$25.0

Current			$15.5
Non-current			9.5
			$25.0

8.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the three-month period ended March 31, 2010 and for the year ended December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Balance as of January 1	$1,897.1	$1,772.2
Goodwill acquired during the period	14.1	124.1
Adjustments to goodwill	(0.1)	0.8

Balance at end of period	$1,911.1	$1,897.1

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The components of identifiable intangible assets are as follows:

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$827.1	$(334.6)	$839.8	$(337.1)
Patents, licenses and technology	144.1	(65.7)	119.2	(62.4)
Non-compete agreements	15.4	(5.9)	39.4	(30.7)
Trade name	117.7	(43.9)	117.7	(41.8)
Canadian licenses	727.9	--	698.1	--

	$1,832.2	$(450.1)	$1,814.2	$(472.0)

     Amortization of intangible assets for the three month periods ended March 31, 2010 and 2009 was $17.4 and $15.1, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $51.5 for the remainder of fiscal 2010, $64.2 in fiscal 2011, $59.7 in fiscal 2012, $56.7 in fiscal 2013, $53.9 in fiscal 2014 and $368.2 thereafter.

     The Ontario operation had $727.9 and $698.1 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of March 31, 2010 and December 31, 2009, respectively.

9.  DEBT

     Short-term borrowings and the current portion of long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Zero-coupon convertible subordinated notes	$293.7	$292.2
Term loan, current	56.3	50.0
Revolving credit facility	20.0	75.0
Total short-term borrowings and current portion
of long-term debt	$370.0	$417.2

     Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Senior notes due 2013	$351.2	$351.3
Senior notes due 2015	250.0	250.0
Term loan, non-current	356.2	375.0
Other long-term debt	0.9	0.9
Total long-term debt	$958.3	$977.2

Zero-coupon Subordinated Notes

     On March 26, 2010, the Company announced that for the period of March 12, 2010 to September 11, 2010, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 9, 2010, in addition to the continued accrual of the original issue discount.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     On April 6, 2010, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2010, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Wednesday, June 30, 2010.

Credit Facilities

    The balances outstanding on the Company’s Term Loan Facility at March 31, 2010 and December 31, 2009 were $412.5 and $425.0, respectively. The balance outstanding on the Company’s Revolving Facility at March 31, 2010 and December 31, 2009 was $20.0 and $75.0, respectively. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The Term Loan Facility and Revolving Facility contain certain debt covenants which require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 31, 2010.

     As of March 31, 2010, the effective interest rates on the Term Loan Facility and Revolving Facility were 3.67% and 0.58%, respectively.

10. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2010.

     The changes in common shares issued and held in treasury are summarized below:

		Held in
	Issued	Treasury	Outstanding
Common shares at December 31, 2009	127.4	(22.1)	105.3
Common stock issued under employee stock plans	0.4	--	0.4
Retirement of common stock	(1.5)	--	(1.5)

Common shares at March 31, 2010	126.3	(22.1)	104.2

Share Repurchase Program

     As of December 31, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $71.8 of Company common stock. On February 11, 2010, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock. During the three months ended March 31, 2010, the Company purchased approximately 1.5 shares of its common stock at a total cost of approximately $105.7. As of March 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $216.1 of Company common stock.

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

     The gross unrecognized income tax benefits were $61.5 and $59.0 at March 31, 2010 and December 31, 2009, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     As of March 31, 2010 and December 31, 2009, $62.8 and $60.3, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

     The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $13.6 and $14.7 as of March 31, 2010 and December 31, 2009, respectively.

     During the first quarter of 2010, the Company closed its 2006 Internal Revenue Service examination. As a result, the Company has substantially concluded all U.S. federal income tax matters for years through 2006. Substantially all material state and local, and foreign income tax matters have been concluded through 2004 and 2001, respectively.

     The Company has various state income tax examinations ongoing throughout the year. Management believes adequate provisions have been recorded related to all open tax years.

12. COMMITMENTS AND CONTINGENCIES

     The Company was a party in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case ultimately to the United States Supreme Court. On June 22, 2006, the Supreme Court dismissed the Company’s appeal and the case was remanded to the District Court for further proceedings, including resolution of a related declaratory judgment action initiated by the Company addressing the plaintiffs’ claims for post trial damages. On August 15, 2008, the District Court entered judgment in favor of the Company on all of the plaintiffs’ remaining claims. Metabolite Laboratories, Inc. filed an appeal to the Federal Circuit. After briefing and oral argument, the Federal Circuit determined that it did not have jurisdiction over the appeal. Accordingly, the Federal Circuit issued a decision transferring the appeal to the Tenth Circuit. The Company does not expect the resolution of these issues to have a material adverse effect on its financial position, results of operations or liquidity.

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

     The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation, arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other healthcare providers. The Company works cooperatively to respond to appropriate requests for information.

     As previously reported on May 22, 2006, the Company received a subpoena from the California Attorney General seeking documents related to billing to the state’s Medicaid program. The Company subsequently reported during the third quarter of 2008, that it received a request from the California Attorney General for additional information. On March 20, 2009, a qui tam lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., which was joined by the California Attorney General and to which the previous subpoena related, was unsealed. The lawsuit was brought against the Company and several other major laboratories operating in California and alleges that the defendants improperly billed the state Medicaid program. The Company's motion to dismiss the original complaint on the basis of (i) misjoinder and (ii) lack of particularity in the Fifth Amended

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Complaint was successful. As a result, the California Attorney General and qui tam relator filed a separate amended complaint against the Company on December 14, 2009. The Company filed an answer to the new Complaint on February 5, 2010.

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

     Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets during the first three years of the agreement. Since the inception of this agreement, approximately $118.8 of such transition payments were billed to the Company by UnitedHealthcare and approximately $117.3 had been remitted by the Company. Based on the trend rates of the transition payment amounts billed by UnitedHealthcare during the three months of 2010 and for 2009, 2008 and 2007, the Company believes that its total reimbursement commitment under this agreement will be approximately $125.6 and that the final invoices for these payments will be processed during the second quarter of 2010. The Company is amortizing the total estimated transition costs over the life of the contract.

     Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At March 31, 2010, the Company had provided letters of credit aggregating approximately $39.1, primarily in connection with certain insurance programs. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     At March 31, 2010, the Company was a guarantor on approximately $2.5 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately three years.

13. PENSION AND POSTRETIREMENT PLANS

     In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the defined benefit retirement plan (the “Company Plan”) and the non-qualified supplemental retirement plan (the “PEP”). Both plans have been closed to new participants. Employees participating in the Company Plan and the PEP no longer earn service-based credits, but continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the defined contribution retirement plan (the “401K Plan”) receive a minimum 3% non-elective contribution (“NEC”) concurrent with each payroll period. The NEC replaces the Company match, which has been discontinued. Employees are not required to make a contribution to the 401K Plan to receive the NEC. The NEC is non-forfeitable and vests immediately. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service.

     The Company believes these changes to the Company Plan, the PEP and its 401K plan align the Company’s retirement plan strategy with prevailing industry practices and reduce the impact of market volatility on the Company Plan.

     As a result of the changes to the Company Plan and PEP, projected pension expense for the Company Plan and the PEP will decrease from $36.6 in 2009 to $10.4 in 2010. In addition, the Company does not plan to make contributions to the Company Plan during 2010. The implementation of the NEC will increase the Company’s 401K costs and contributions by an estimated $22.5 in 2010.

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Service cost for benefits earned	$0.7	$5.2
Interest cost on benefit obligation	4.6	4.6
Expected return on plan assets	(4.7)	(4.3)
Net amortization and deferral	2.0	3.1

Defined benefit plan costs	$2.6	$8.6

     The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended
	March 31,
	2010	2009
Service cost for benefits earned	$0.1	$0.1
Interest cost on benefit obligation	0.6	0.6
Net amortization and deferral	(0.2)	(0.4)

Post-retirement medical plan costs	$0.5	$0.3

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

14. FAIR VALUE MEASUREMENTS

     The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2010 and December 31, 2009 are as follows:

	Fair value	Fair Value Measurements as of
	as of	March 31, 2010
	March 31,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3

Noncontrolling interest puts	$165.8	$--	$165.8	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	9.5	--	9.5	--
Total fair value of derivatives	$9.5	$--	$9.5	$--

	Fair value	Fair Value Measurements as of
	as of	December 31, 2009
	December 31,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3

Noncontrolling interest put	$142.4	$--	$142.4	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	10.6	--	10.6	--
Total fair value of derivatives	$10.6	$--	$10.6	$--

     The noncontrolling interest puts are valued at their contractually determined values, which approximate fair values. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $374.4 and $374.6 as of March 31, 2010 and December 31, 2009, respectively. The fair market value of the senior notes, based on market pricing, was approximately $642.1 and $645.2 as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, the estimated fair market value of the Company’s variable rate debt of $422.4 and $486.4, respectively, was estimated by calculating the net present value of related cash flows, discounted at current market rates.

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Swap

     The Company has an interest rate swap agreement with a remaining term of approximately two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $9.5 and $10.6 at March 31, 2010 and December 31, 2009, respectively, and is included in other liabilities in the condensed consolidated balance sheets.

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

     The Company believes these embedded derivatives had no fair value at March 31, 2010 and December 31, 2009. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009.

     The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments (interest rate swap liability derivative) as of March 31, 2010 and December 31, 2009, respectively:

	Fair Value as of
	March 31,	December 31,
Balance Sheet Location	2010	2009
Other liabilities	$9.5	$10.6

     The following table summarizes the effect of the interest rate swap on other comprehensive income for the three months ended March 31, 2010 and 2009:

	2010	2009
Effective portion of derivative gain	$1.1	$0.4

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2010	2009

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$13.5	$14.1
Income taxes, net of refunds	10.6	7.6
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$5.4	$--
Purchase of equipment in accrued expenses	--	2.8

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

1.
changes in federal, state, local and third party payer regulations or policies or other future reforms in the health care system (or in the interpretation of current regulations), new insurance or payment systems, including state or regional insurance cooperatives, new public insurance programs or a single-payer system, affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

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

6.	failure to maintain the security of customer-related information could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation;

7.
failure of the Company, third party payers or physicians to comply with Version 5010 Transactions by January 1, 2012 or the ICD-10-CM Code Set issued by the Department of Health and Human Services and effective for claims submitted as of October 1, 2013;

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

INDEX

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

27.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, terrorism or other criminal acts, and for widespread outbreak of influenza or other pandemic;

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

INDEX
GENERAL

     During the first three months of 2010, the Company continued to strengthen its financial performance through pricing discipline, continued growth of its esoteric testing, outcome improvement and companion diagnostics offerings, and expense control.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

     Operating results for the three months ended March 31, 2010 were negatively impacted by severe winter weather primarily in the eastern and middle sections of the country. The Company’s testing facilities were not damaged by the severe winter weather; however, specimen volume was negatively impacted due to patients’ inability to visit doctors’ offices and patient service centers – the sources of the majority of testing volume.  During the quarter ended March 31, 2010 inclement weather had a significant impact on the Company’s results, reducing volumes by an estimated 1.3%, and revenue by an estimated $23.0.

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Net Sales	Quarter ended March 31,
	2010	2009	% Change
Net sales
Routine Testing	$718.3	$714.0	0.6%
Genomic and Esoteric Testing	406.4	386.1	5.2%
Ontario, Canada	68.9	55.6	24.0%
Total	$1,193.6	$1,155.7	3.3%

	Number of Requisitions
	Quarter ended March 31,
	2010	2009	% Change
Volume
Routine Testing	20.3	21.5	(5.7)%
Genomic and Esoteric Testing	6.5	6.2	5.3%
Ontario, Canada	2.3	2.2	0.8%
Total	29.1	29.9	(3.0)%

	Quarter ended March 31,
	2010	2009	% Change
Revenue Per Requisition
Routine Testing	$35.40	$33.18	6.7%
Genomic and Esoteric Testing	62.64	62.67	--%
Ontario, Canada	30.14	24.50	23.0%
Total	$41.07	$38.59	6.4%

     The increase in net sales for the three months ended March 31, 2010 as compared with the corresponding 2009 period was driven primarily by the Company’s continued shift in test mix to higher priced genomic and esoteric tests along with an increase in the Canadian exchange rate. Genomic and esoteric testing volume as a percentage of volume for routine, genomic and esoteric testing increased from 22.3% in 2009 to 24.2% in 2010. Net sales of the Ontario joint venture were $68.9 for the three months ended March 31, 2010 compared to $55.6 in the corresponding 2009 period, an increase of $13.3, or 24.0%. Net sales of the Ontario joint venture were impacted by a weaker U.S. dollar in 2010 as compared with 2009. In Canadian dollars, net sales of the Ontario joint venture increased by CN$2.5, or 3.6%.

Cost of Sales	Quarter ended March 31,
	2010	2009	% Change
Cost of sales	$686.7	$666.3	3.1%
Cost of sales as a % of sales	57.5%	57.7%

     Cost of sales (primarily laboratory and distribution costs) increased 3.1% in the 2010 period as compared with the 2009 period primarily due to increases in labor and the continued shift in test mix to genomic and esoteric testing. As a percentage of net sales, cost of sales decreased to 57.5% in 2010 from

INDEX

57.7% in 2009. The decrease in cost of sales as a percentage of net sales is primarily due to effective expense controls resulting from lab and patient service center automation, coupled with the growth of revenue per requisition. The lower percentage of cost of sales was achieved even though the Company experienced the loss of revenue as a result of the severe winter weather during the quarter.

Selling, General and Administrative Expenses

	Quarter ended March 31,
	2010	2009	% Change
Selling, general and administrative
expenses	$246.0	$233.8	5.2%
SG&A as a % of sales	20.6%	20.2%

     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased to 20.6% in the first quarter of 2010 compared to 20.2% in 2009. The increase in SG&A as a percentage of net sales is primarily due to Monogram Biosciences, Inc.’s incremental SG&A expenses (primarily personnel costs and research and development expenses) of $8.4 and the loss of revenue as a result of the severe winter weather experienced during the quarter. As an offset to the increase in SG&A as a percentage of net sales, bad debt expense decreased to 5.1% of net sales in 2010 as compared with 5.3% in 2009 primarily due to improved collection trends resulting from process improvement programs within the Company's billing department.

Amortization of Intangibles and Other Assets

	Quarter ended March 31,
	2010	2009	% Change
Amortization of intangibles and
other assets	$17.4	$15.1	15.2%

     The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2010 and 2009.

Restructuring and Other Special Charges

	Quarter ended March 31,
	2010	2009	% Change
Restructuring and other special charges	$9.3	$--	N/A

     During the first quarter of 2010, the Company recorded net restructuring charges of $3.1 related to severance payments and the closing of redundant and underutilized facilities. Of this amount, $3.9 related to severance and other employee costs for employees primarily in the affected facilities, and $0.6 related to contractual obligations associated with leased facilities and other facility related costs. These restructuring initiatives are expected to provide annualized cost savings of approximately $15.4. The Company also reduced its prior facility related restructuring accruals by $1.4 as a result of incurring less cost than planned on those restructuring initiatives primarily due to favorable settlements on lease buyouts. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the quarter.

Interest Expense	Quarter ended March 31,
	2010	2009	% Change
Interest expense	$14.6	$17.0	(14.1)%

     The decrease in interest expense was primarily driven by lower average borrowings outstanding in the first quarter of 2010 as compared with the 2009 period primarily due to principal payments on the Term Loan Facility and the redemption of approximately 50% of the zero-coupon subordinated notes in the second quarter of 2009.

Income from Joint Venture Partnerships

	Quarter ended March 31,
	2010	2009	% Change
Income from joint venture partnerships	$3.8	$2.8	35.7%

INDEX

     Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from the investment in Alberta, Canada, and is earned in Canadian dollars. As a result, the increase in income from joint venture partnerships was primarily due to the exchange rate impact of a weaker U.S. dollar in the first quarter of 2010 as compared with the 2009 period.

Income Tax Expense	Quarter ended March 31,
	2010	2009	% Change
Income tax expense	$86.9	$90.4	(3.9)%
Income tax expense as a %
of income before tax	39.0%	40.0%

     The decrease in the effective tax rate for 2010 as compared to 2009 was primarily the result of increased tax benefits associated with foreign sourced income.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

     The Company’s operations provided $232.0 and $208.9 of cash, net of $14.5 and $5.5 in transition payments to UnitedHealthcare, for the three months ended March 31, 2010 and 2009, respectively. In addition, the Company’s contributions to its defined benefit retirement plan (“Company Plan”) were $0.0 and $41.0 during the three months ended March 31, 2010 and 2009, respectively. The increase in cash flows in the first quarter of 2010 primarily resulted from the decrease in contributions to the Company Plan.

     For the three months ended March 31 2010 and 2009, the Company made contributions to the Company Plan of $0.0 and $41.0, respectively. In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the Company Plan and the non-qualified supplemental retirement plan (the “PEP”). Both plans have been closed to new participants. Employees participating in the Company Plan and the PEP no longer earn service-based credits, but continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the defined contribution retirement plan (the “401K Plan”) receive a minimum 3% non-elective contribution (“NEC”) concurrent with each payroll period. The NEC replaces the Company match, which has been discontinued. Employees are not required to make a contribution to the 401K Plan to receive the NEC. The NEC is non-forfeitable and vests immediately. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service.

     As a result of the changes to the Company Plan and PEP, projected pension expense for the Company Plan and the PEP will decrease from $36.6 in 2009 to $10.4 in 2010. In addition, the Company does not plan to make contributions to the Company Plan during 2010. The implementation of the NEC will increase the Company’s 401K costs and contributions by an estimated $22.5 in 2010.

     Capital expenditures were $24.5 and $30.7 for the three months ended March 31, 2010 and 2009, respectively. The Company expects capital expenditures of approximately $135.0 in 2010. The Company intends to continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

     The Company has an interest rate swap agreement with a remaining term of approximately two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $9.5 and $10.6 at March 31, 2010 and December 31, 2009, respectively, and is included in other liabilities in the condensed consolidated balance sheets.

     At March 31, 2010, the Company provided letters of credit aggregating approximately $39.1, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

INDEX

     As of December 31, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $71.8 of Company common stock. On February 11, 2010, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock. During the three months ended March 31, 2010, the Company purchased approximately 1.5 shares of its common stock at a total cost of approximately $105.7. As of March 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $216.1 of Company common stock.

     The Company had a $75.1 and $73.7 reserve for unrecognized income tax benefits, including interest and penalties, at March 31, 2010 and December 31, 2009, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively.

     The Term Loan Facility and Revolving Facility contain certain debt covenants that require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 31, 2010. Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

     On March 26, 2010, the Company announced that for the period of March 12, 2010 to September 11, 2010, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 9, 2010, in addition to the continued accrual of the original issue discount.

     On April 6, 2010, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2010, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Wednesday, June 30, 2010.

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

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intended to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $24.8, totals $141.0 at March 31, 2010.

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

INDEX

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

ITEM 4. Controls and Procedures

     As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2010, which is incorporated by reference.

Item 1A	Risk Factors

There have been no material changes in the risk factors that appear in Part I-Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

     The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2010, by or on behalf of the Company:

				Maximum
			Total Number	Dollar Value
		Average	of Shares	of Shares
	Total	Price	Repurchased as	that May Yet Be
	Number	Paid	Part of Publicly	Repurchased
	of Shares	Per	Announced	Under
	Repurchased	Share	Program	the Program
January 1 – January 31	0.4	$73.46	0.4	$46.5
February 1 – February 28	0.5	72.09	0.5	258.6
March 1 - March 31	0.6	74.44	0.6	216.1
	1.5	$73.35	1.5

     At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On August 10, 2009, the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On February 11, 2010, the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. As of March 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately up to $216.1 of Company common stock.

INDEX

Item 6.	Exhibits

(a)	Exhibits

10.1*	First Amendment to the Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan
10.2*	Second Amendment to the Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan
12.1*	Ratio of earnings to fixed charges
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

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

April 26, 2010