Form 10-Q/A
period 2010-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2010-08-20
CIK 920148

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

EXPLANATORY NOTE

     The sole purpose of this Amendment No. 1 on Form 10-Q/A to Laboratory Corporation of America Holdings’ Form 10-Q for the quarterly period ended June 30, 2010 (the “Form 10-Q”) is to furnish the interactive data files as Exhibit 101. Exhibit 101 to this report provides the following items from the Company’s Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to unaudited Condensed Consolidated Financial Statements.

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

Exhibit Index

Exhibit
Number	Description
12.1*	Ratio of earnings to fixed charges
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	previously filed
**	filed herewith

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

August 20, 2010