Form 10-Q
period 2010-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2010-11-01
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2010
OR
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

The number of shares outstanding of the issuer's common stock is 101.7 million shares, net of treasury stock as of October 21, 2010.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

Condensed Consolidated Statements of Operations
Three and nine month periods ended September 30, 2010 and 2009

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine months ended September 30, 2010 and 2009

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2010 and 2009

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$96.9	$148.5
Accounts receivable, net of allowance for doubtful
accounts of $162.2 and $173.1 at September 30, 2010
and December 31, 2009, respectively	631.0	574.2
Supplies inventories	88.2	90.0
Prepaid expenses and other	68.7	80.1
Deferred income taxes	63.9	42.8
Total current assets	948.7	935.6

Property, plant and equipment, net	504.6	500.8
Goodwill, net	2,034.7	1,897.1
Intangible assets, net	1,382.2	1,342.2
Investments in joint venture partnerships	79.9	71.4
Other assets, net	97.5	90.7
Total assets	$5,047.6	$4,837.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177.1	$183.1
Accrued expenses and other	348.8	275.7
Noncontrolling interest	--	142.4
Short-term borrowings and current portion of long-term debt	425.4	417.2
Total current liabilities	951.3	1,018.4

Long-term debt, less current portion	920.6	977.2
Deferred income taxes and other tax liabilities	599.4	577.7
Noncontrolling interest	143.6	--
Other liabilities	142.5	158.4
Total liabilities	2,757.4	2,731.7

Commitments and contingent liabilities	--	--
Noncontrolling interest	20.0	--

Shareholders’ equity
Common stock, 101.7 and 105.3 shares outstanding at
September 30, 2010 and December 31, 2009, respectively	12.1	12.5
Additional paid-in capital	--	36.7
Retained earnings	3,114.8	2,927.9
Less common stock held in treasury	(934.9)	(932.5)
Accumulated other comprehensive income	78.2	61.5
Total shareholders’ equity	2,270.2	2,106.1
Total liabilities and shareholders’ equity	$5,047.6	$4,837.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$1,276.5	$1,185.1	$3,708.5	$3,529.6

Cost of sales	748.8	687.0	2,140.3	2,034.7

Gross profit	527.7	498.1	1,568.2	1,494.9

Selling, general and administrative expenses	270.5	247.3	761.9	718.4
Amortization of intangibles and other assets	18.0	15.9	53.1	46.2
Restructuring and other special charges	3.9	--	13.2	10.2

Operating income	235.3	234.9	740.0	720.1

Other income (expenses):
Interest expense	(21.6)	(15.0)	(50.7)	(48.2)
Income from joint venture partnerships, net	4.2	4.2	12.6	10.9
Investment income	0.3	0.3	0.8	1.1
Other, net	(1.6)	(1.3)	(3.0)	(2.5)

Earnings before income taxes	216.6	223.1	699.7	681.4

Provision for income taxes	73.5	88.5	263.2	271.6

Net earnings	143.1	134.6	436.5	409.8
Less: Net earnings attributable to the noncontrolling interest	(3.1)	(3.2)	(10.1)	(9.2)

Net earnings attributable to Laboratory Corporation of America Holdings	$140.0	$131.4	$426.4	$400.6

Basic earnings per common share	$1.37	$1.22	$4.12	$3.71

Diluted earnings per common share	$1.34	$1.21	$4.05	$3.67

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AT DECEMBER 31, 2008	$12.8	$237.4	$2,384.6	$(929.8)	$(16.7)	$1,688.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	400.6	--	--	400.6
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	83.7	83.7
Interest rate swap adjustments	--	--	--	--	1.1	1.1
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(33.0)	(33.0)
Comprehensive earnings						452.4
Issuance of common stock under
employee stock plans	--	18.1	--	--	--	18.1
Surrender of restricted stock awards	--	--	--	(2.7)	--	(2.7)
Conversion of zero-coupon convertible debt	0.1	11.3	--	--	--	11.4
Stock compensation	--	26.1	--	--	--	26.1
Income tax benefit from stock
options exercised	--	0.3	--	--	--	0.3
Purchase of common stock	(0.3)	(164.8)	--	--	--	(165.1)
BALANCE AT SEPTEMBER 30, 2009	$12.6	$128.4	$2,785.2	$(932.5)	$35.1	$2,028.8

BALANCE AT DECEMBER 31, 2009	$12.5	$36.7	$2,927.9	$(932.5)	$61.5	$2,106.1
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	426.4	--	--	426.4
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	19.4	19.4
Interest rate swap adjustments	--	--	--	--	5.7	5.7
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(8.4)	(8.4)
Comprehensive earnings						443.1
Issuance of common stock under
employee stock plans	0.1	44.3	--	--	--	44.4
Surrender of restricted stock awards	--	--	--	(2.4)	--	(2.4)
Stock compensation	--	29.5	--	--	--	29.5
Value of noncontrolling interest put	--	(17.2)	--	--	--	(17.2)
Income tax benefit from stock
options exercised	--	4.2	--	--	--	4.2
Purchase of common stock	(0.5)	(97.5)	(239.5)	--	--	(337.5)
BALANCE AT SEPTEMBER 30, 2010	$12.1	$--	$3,114.8	$(934.9)	$78.2	$2,270.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$436.5	$409.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	150.7	145.3
Stock compensation	29.5	26.1
Loss on sale of assets	2.4	1.5
Accreted interest on zero-coupon subordinated notes	4.4	6.8
Cumulative earnings less than (in excess of) distribution
from joint venture partnerships	0.6	(0.2)
Deferred income taxes	(2.1)	9.9
Change in assets and liabilities (net of effects of acquisitions):
(Increase) decrease in accounts receivable (net)	(49.0)	14.0
Decrease in inventories	2.3	3.3
Decrease in prepaid expenses and other	11.4	11.4
Increase (decrease) in accounts payable	(8.9)	14.4
Increase (decrease) in accrued expenses and other	46.6	(4.6)
Net cash provided by operating activities	624.4	637.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(93.3)	(77.1)
Proceeds from sale of assets	3.9	0.9
Deferred payments on acquisitions	(3.0)	(1.3)
Acquisition of licensing technology	(0.4)	--
Investments in equity affiliates	(10.0)	(4.3)
Acquisition of businesses, net of cash acquired	(219.7)	(168.0)
Net cash used for investing activities	(322.5)	(249.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	160.0	--
Payments on revolving credit facilities	(170.0)	--
Principal payments on term loan	(37.5)	(37.5)
Payments on zero-coupon subordinated notes	(5.0)	(289.4)
Payments on vendor-financed equipment	(1.3)	(1.5)
Decrease in bank overdraft	--	(5.0)
Proceeds from sale of interest in consolidated subsidiary	137.5	--
Cash paid to acquire an interest in a consolidated subsidiary	(137.5)	--
Noncontrolling interest distributions	(8.5)	(7.7)
Excess tax benefits from stock based compensation	2.4	--
Net proceeds from issuance of stock to employees	44.4	18.1
Purchase of common stock	(338.1)	(159.1)
Net cash used for financing activities	(353.6)	(482.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	1.3
Net decrease in cash and cash equivalents	(51.6)	(92.9)
Cash and cash equivalents at beginning of period	148.5	219.7
Cash and cash equivalents at end of period	$96.9	$126.8

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

     The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
		2010			2009			2010			2009
			Per			Per			Per			Per
			Share			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic earnings
per share:
Net earnings	$140.0	102.1	$1.37	$131.4	107.6	$1.22	$426.4	103.4	$4.12	$400.6	108.0	$3.71
Dilutive effect of
employee stock
plans and awards	--	0.8		--	0.7		--	0.8		--	0.6
Effect of convertible
debt, net of tax	--	1.2		--	0.5		--	1.2		--	0.5
Diluted earnings
per share:
Net earnings
including impact of
dilutive adjustments	$140.0	104.1	$1.34	$131.4	108.8	$1.21	$426.4	105.4	$4.05	$400.6	109.1	$3.67

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	4.3	2.9	4.1	4.6

3. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2009, the FASB issued authoritative guidance in connection with adding qualified special purpose entities into the scope of guidance for consolidation of variable interest entities. This literature also modifies the analysis by which a controlling interest of a variable interest entity is determined thereby requiring the controlling interest to consolidate the variable interest entity. A controlling interest exists if a party to a variable interest entity has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of or receive benefits from the entity that could be potentially significant to the variable interest entity. The guidance became effective in 2010. The adoption of the authoritative guidance did not have an impact on the Company’s consolidated financial statements as of and for the nine months ended September 30, 2010.

4. BUSINESS ACQUISITIONS

     During the nine months ended September 30, 2010, the Company acquired various laboratories and related assets for approximately $219.7 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company’s geographic reach in important market areas and/or enhance the Company’s scientific differentiation and esoteric testing capabilities.

     In September 2010, the Company announced that it has entered into a definitive agreement under which the Company will acquire Genzyme Genetics, a business unit of Genzyme Corp., in an all cash transaction valued at $925.0. The transaction is subject to the satisfaction of customary closing conditions set forth in the agreement, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with the goal of closing before the end of the year. The Company has obtained a financing commitment from an investment bank to provide debt financing for the transaction and on October 28, 2010 entered into a bridge term loan credit agreement with aggregate availability of up to $925.0. As of September 30, 2010 the Company incurred $7.0 of investment banking fees, which is included in interest expense for the three and nine months ended September 30, 2010.

     The Company incurred approximately $10.9 in professional fees and expenses in connection with the proposed acquisition of Genzyme Genetics and other acquisition activity, including significant costs associated with the Federal Trade Commission’s review of the Company’s purchase of specified net assets of Westcliff Medical Laboratories, Inc. These fees and expenses are included in selling, general and administrative expenses for the three and nine months ended September 30, 2010.

     Monogram Biosciences, Inc. (acquired by the Company in August 2009) has an active research and development department, which is primarily focused on the development of oncology and infectious disease technology. As a result of this acquisition, the Company incurred research and development expenses (included in selling, general and administrative expenses) of approximately $9.4 and $3.0 for the nine month and three month periods ended September 30, 2010, respectively, and approximately $2.5 for both the nine month and three month periods ended September 30, 2009.

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

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intended to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $25.3, totals $138.3 at September 30, 2010.

     Net sales of the Ontario joint venture for the nine month and three month periods ended September 30, 2010 were $207.6 (CN$215.1) and $67.6 (CN$70.3), respectively, and $180.5 (CN$210.4) and $63.4 (CN$69.5) for the nine month and three month periods ended September 30, 2009, respectively.

6.  RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the first and third quarters of 2010, the Company recorded charges primarily related to work force reductions and the closing of redundant and underutilized facilities. For the third quarter of 2010, the Company recorded net restructuring charges of $3.9. Of this amount, $4.1 related to severance and other employee costs in connection with certain work force reductions and $2.6 related to contractual obligations associated with leased facilities. The Company also reduced its prior facility related restructuring accruals by $2.8 as a result of changes in cost estimates on the restructuring initiatives.

     For the first quarter of 2010, the Company recorded net restructuring charges of $3.1 related to severance payments and the closing of redundant and underutilized facilities. Of this amount, $3.9 related to severance and other employee costs for employees primarily in the affected facilities, and $0.6 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior facility related restructuring accruals by $1.4 as a result of incurring less cost than planned on those restructuring initiatives primarily due to favorable settlements on lease buyouts. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the quarter.

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

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

7.  RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance	Lease
	and Other	and Other
	Employee	Facility
	Costs	Costs	Total
Balance as of December 31, 2009	$6.6	$19.0	$25.6
Net restructuring charges	8.0	(1.0)	7.0
Cash payments and other adjustments	(6.6)	(3.2)	(9.8)
Balance as of September 30, 2010	$8.0	$14.8	$22.8

Current	$15.3
Non-current	7.5
$22.8

8.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine month period ended September 30, 2010 and for the year ended December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Balance as of January 1	$1,897.1	$1,772.2
Goodwill acquired during the period	138.3	124.1
Adjustments to goodwill	(0.7)	0.8

Balance at end of period	$2,034.7	$1,897.1

The components of identifiable intangible assets are as follows:

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$864.2	$(357.4)	$839.8	$(337.1)
Patents, licenses and technology	144.7	(72.4)	119.2	(62.4)
Non-compete agreements	24.7	(8.0)	39.4	(30.7)
Trade name	117.7	(48.0)	117.7	(41.8)
Canadian licenses	716.7	--	698.1	--

	$1,868.0	$(485.8)	$1,814.2	$(472.0)

     Amortization of intangible assets for the nine month and three month periods ended September 30, 2010 was $53.1 and $18.0, respectively, and $46.2 and $15.9 for the nine month and three month periods ended September 30, 2009, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $17.9 for the remainder of fiscal 2010, $68.6 in fiscal 2011, $64.2 in fiscal 2012, $61.1 in fiscal 2013, $58.3 in fiscal 2014 and $395.4 thereafter.

     The Ontario operation had $716.7 and $698.1 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of September 30, 2010 and December 31, 2009, respectively.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

9.  DEBT

     Short-term borrowings and the current portion of long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Zero-coupon convertible subordinated notes	$291.6	$292.2
Term loan, current	68.8	50.0
Revolving credit facility	65.0	75.0
Total short-term borrowings and current portion of long-term debt	$425.4	$417.2

     Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Senior notes due 2013	$351.0	$351.3
Senior notes due 2015	250.0	250.0
Term loan, non-current	318.7	375.0
Other long-term debt	0.9	0.9
Total long-term debt	$920.6	$977.2

Zero-coupon Subordinated Notes

     On September 13, 2010, the Company announced that for the period of September 12, 2010 to March 11, 2011, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 8, 2010, in addition to the continued accrual of the original issue discount.

     On October 4, 2010, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2010, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, December 31, 2010.

Credit Facilities

    The balances outstanding on the Company’s Term Loan Facility at September 30, 2010 and December 31, 2009 were $387.5 and $425.0, respectively. The balance outstanding on the Company’s Revolving Facility at September 30, 2010 and December 31, 2009 was $65.0 and $75.0, respectively. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The Term Loan Facility and Revolving Facility contain certain debt covenants which require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of September 30, 2010.

     As of September 30, 2010, the effective interest rates on the Term Loan Facility and Revolving Facility were 3.67% and 0.61%, respectively.

Bridge Term Loan Credit Agreement

     Pursuant to the terms of the Company’s acquisition agreement to acquire Genzyme Genetics, the total consideration to be paid by the Company is $925.0 in cash, subject to a limited purchase price adjustment related to the acquired working capital. In connection with entering into the acquisition agreement, the

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Company obtained a financing commitment for a 364-day bridge financing debt facility from an investment bank to provide debt financing for the transaction, subject to customary conditions.

     On October 28, 2010, the Company entered into a Bridge Term Loan Credit Agreement dated as of October 28, 2010, among the Company, the lenders named therein and Citibank, N.A., as administrative agent (the “Bridge Facility”). The Company will consider opportunities to replace the Bridge Facility either before or after the closing of the acquisition, which could include an offering in the debt capital markets.

     Under the Bridge Facility, the Company may borrow up to $925.0 to fund the acquisition of Genzyme Genetics and pay related fees and expenses. The ability to draw funds under the Bridge Facility is conditioned on (i) the closing of the acquisition of Genzyme Genetics, (ii) the closing of the acquisition occurring on or prior to June 13, 2011 and (iii) customary closing conditions, including, subject to certain exceptions, the absence of any event, change or effect that is, or would reasonably be expected to be, materially adverse to the Company and Genzyme Genetics and their subsidiaries, taken as a whole. If the Company borrows any funds under the Bridge Facility, the loans will mature 364-days following the closing of the acquisition of Genzyme Genetics.

     If the Company draws funds under the Bridge Facility, the Bridge Facility will bear interest at either a base rate or LIBOR rate plus, in each case, an applicable margin that is determined according to the number of days that have elapsed from the closing of the acquisition and the debt rating of the Company’s long-term senior unsecured non-credit enhanced debt. The applicable margin will be between 0.50% and 3.00%, in the case of base rate loans, and between 1.50% and 4.00%, in the case of LIBOR rate loans.  The base rate is the higher of Citibank’s prime rate, the federal funds rate plus 0.50% or the LIBOR rate plus 1.00%.

     In addition to other customary fees, the Company is required to pay a commitment fee of 0.25% on the amount of the unused commitment from October 28, 2010, until termination of the Bridge Facility or the date on which the Company draws funds under the Bridge Facility. The Company is also required to pay a duration fee in an amount equal to (i) 0.75% of the aggregate principal amount of the loans outstanding on the date which is 90 days after the closing of the acquisition; (ii) 1.25% of the aggregate principal amount of the loans outstanding on the date which is 180 days after the closing of the acquisition; and (iii) 1.75% of the aggregate principal amount of the loans outstanding on the date which is 270 days after the closing of the acquisition.

     The Bridge Facility contains certain debt covenants consistent with those under the Company’s existing senior unsecured credit facilities. The Bridge Facility further requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to incurring indebtedness and liens, making investments and acquisitions and effecting mergers and asset sales. The Bridge Facility does not permit the Company to pay dividends or repurchase shares of the Company’s common stock, subject to certain exceptions, including repurchases prior to the closing of the acquisition that are pursuant to the Company’s previously announced stock repurchase program prior to the closing of the acquisition.

     The Bridge Facility includes events of default relating to customary matters, including, among other things: nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default and cross acceleration with respect to indebtedness in an aggregate principal amount of $50.0 or more; bankruptcy; judgments involving liability of $50.0 or more individually or $75.0 or more in the aggregate that are not paid; ERISA events; and the change of control of the Company.

     The Company may prepay borrowings under the Bridge Facility, in whole or in part, in minimum amounts and subject to other conditions set forth in the Bridge Facility. The Company is required to make mandatory prepayments with:

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

•	100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries, subject to certain exceptions;
•	100% of the net cash proceeds of all issuance of equity by the Company’s subsidiaries;
•	100% of the net cash proceeds of all insurance proceeds or other compensation from any loss, damage or taking of property and assets of the Company and its subsidiaries;
•
100% of the net cash proceeds of all issuances of funded debt of the Company and its subsidiaries (including a notes offering in the capital markets), subject to certain exceptions, including indebtedness incurred in an aggregate principal amount up to $50.0 and borrowings under the Company’s existing senior unsecured credit facilities; and

•	100% of the net cash proceeds of all issuance of equity in a public offering or private placement by the Company.

     Furthermore, the commitment under the Bridge Facility will be reduced upon the occurrence of the above listed events, in each case with such reduction being in an amount equivalent to the proceeds.

10. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2010.

     The changes in common shares issued and held in treasury are summarized below:

		Held in
	Issued	Treasury	Outstanding
Common shares at December 31, 2009	127.4	(22.1)	105.3
Common stock issued under employee stock plans	0.9	--	0.9
Retirement of common stock	(4.5)	--	(4.5)

Common shares at September 30, 2010	123.8	(22.1)	101.7

Share Repurchase Program

     As of December 31, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $71.8 of Company common stock. On February 11, 2010, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock. On August 9, 2010, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock. During the nine months ended September 30, 2010, the Company purchased approximately 4.5 shares of its common stock at a total cost of approximately $337.5. As of September 30, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $234.3 of Company common stock.

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

     The gross unrecognized income tax benefits were $59.6 and $59.0 at September 30, 2010 and December 31, 2009, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

     As of September 30, 2010 and December 31, 2009, $60.7 and $60.3, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $13.2 and $14.7 as of September 30, 2010 and December 31, 2009, respectively.

     The Company has substantially concluded all U.S. federal income tax matters for years through 2006. Substantially all material state and local, and foreign income tax matters have been concluded through 2005 and 2001, respectively.

     The Company has various state income tax examinations ongoing throughout the year. Management believes adequate provisions have been recorded related to all open tax years.

12. COMMITMENTS AND CONTINGENCIES

     The Company was a party in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case ultimately to the United States Supreme Court. On June 22, 2006, the Supreme Court dismissed the Company’s appeal and the case was remanded to the District Court for further proceedings, including resolution of a related declaratory judgment action initiated by the Company addressing the plaintiffs’ claims for post trial damages. On August 15, 2008, the District Court entered judgment in favor of the Company on all of the plaintiffs’ remaining claims. Metabolite Laboratories, Inc. filed an appeal to the Federal Circuit. The Federal Circuit transferred the appeal to the Tenth Circuit Court of Appeals and oral argument is scheduled for November 17, 2010. The Company does not expect the resolution of these issues to have a material adverse effect on its financial position, results of operations or liquidity.

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

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     As previously reported on May 22, 2006, the Company received a subpoena from the California Attorney General seeking documents related to billing to the state’s Medicaid program. During the third quarter of 2008, the Company received a request from the California Attorney General for additional information. On March 20, 2009, a qui tam lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., which was joined by the California Attorney General and to which the previous subpoena related, was unsealed. The lawsuit was brought against the Company and several other major laboratories operating in California and alleges that the defendants improperly billed the state Medicaid program and, therefore, violated the California False Claims Act. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and expenses. The original complaint was dismissed on the basis of (i) misjoinder and (ii) lack of particularity in the claims and a separate amended complaint was filed against the Company on December 14, 2009. The Company filed an answer to the new Complaint on February 5, 2010. The case is currently scheduled for trial on September 6, 2011.

     During the third quarter, the Company responded to an audit from the California Department of Health Care Services (“DHCS”) of one of the Company’s California laboratories for the period of January 1, 2010 through June 30, 2010. DHCS subsequently indicated that this laboratory charged the Medi-Cal program more than what was charged to other payers for some lab services and that this is inconsistent with DHCS’s current interpretation of California regulations. DHCS provided the Company with a proposed agreement related to the Company’s billing to the Medi-Cal program, including a requirement that the Company charge Medi-Cal the "lowest price” it charges others for a particular laboratory test.  The Company disagrees with DHCS’ contentions and interpretation of its regulations and believes that it has properly charged the Medi-Cal program under all applicable laws and regulations. The Company is continuing to cooperate with DHCS with respect to the audit.

     In addition, the Company has received three other subpoenas since 2007 related to Medicaid billing. In June 2010, the Company received a subpoena from the State of Florida requesting documents related to its billing to Florida Medicaid. In February 2009, the Company received a subpoena from the Commonwealth of Virginia seeking documents related to the Company’s billing for state Medicaid. In October 2009, the Company received a subpoena from the State of Michigan seeking documents related to its billing to Michigan Medicaid. The Company also responded to an October 2007 subpoena from the United States Office of Inspector General’s regional office in New York and a September 2009 subpoena from the United States Office of Inspector General's regional office in Massachusetts regarding certain of its billing practices. The Company is cooperating with the requests.

     On August 19, 2010, Aetna, Inc., Aetna Health Holdings, LLC and Aetna Health Management, LLC filed a lawsuit against Laboratory Corporation of America Holdings in the United States District Court for the Eastern District of Pennsylvania, alleging unfair competition, misrepresentation, interference and breach of contract, and violation of trade secret laws. Aetna is seeking unspecified monetary damages and equitable relief.  The Company intends to vigorously defend the lawsuit.

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

     Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets during the first three years of the agreement. At the end of the reimbursement period, approximately $119.6 of such transition payments have been billed to the

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Company by UnitedHealthcare and approximately $119.6 has been remitted by the Company. UnitedHealthcare has indicated that there will be no further billings. The Company is amortizing the total transition costs over the life of the contract.

     Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At September 30, 2010, the Company had provided letters of credit aggregating approximately $39.3, primarily in connection with certain insurance programs. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

  At September 30, 2010, the Company was a guarantor on approximately $1.9 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately two years.

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

     As a result of the changes to the Company Plan and PEP, projected pension expense for the Company Plan and the PEP will decrease from $36.6 in 2009 to $9.6 in 2010. In addition, the Company does not plan to make contributions to the Company Plan during 2010. The implementation of the NEC will increase the Company’s 401K costs and contributions by an estimated $22.5 in 2010.

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost for benefits earned	$0.6	$5.2	$1.9	$15.6
Interest cost on benefit obligation	4.4	4.6	13.6	13.7
Expected return on plan assets	(4.6)	(4.3)	(13.9)	(12.9)
Net amortization and deferral	1.7	3.0	5.7	9.0

Defined benefit plan costs	$2.1	$8.5	$7.3	$25.4

     The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost for benefits earned	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	0.5	0.5	1.7	1.7
Net amortization and deferral	(0.3)	(0.4)	(0.6)	(1.3)

Postretirement medical plan costs	$0.3	$0.2	$1.4	$0.7

14. FAIR VALUE MEASUREMENTS

     The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2010 and December 31, 2009 are as follows:

	Fair value	Fair Value Measurements as of
	as of	September 30, 2010
	September 30,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3

Noncontrolling interest puts	$163.6	$--	$163.6	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	4.9	--	4.9	--
Total fair value of derivatives	$4.9	$--	$4.9	$--

	Fair value	Fair Value Measurements as of
	as of	December 31, 2009
	December 31,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3

Noncontrolling interest put	$142.4	$--	$142.4	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	10.6	--	10.6	--
Total fair value of derivatives	$10.6	$--	$10.6	$--

     The noncontrolling interest puts are valued at their contractually determined values, which approximate fair values. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $381.0 and $374.6 as of September 30, 2010 and December 31, 2009, respectively. The fair market value of the senior notes, based on market pricing, was approximately $661.1 and $645.2 as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, the estimated fair market value of the Company’s variable rate debt of $445.2 and $486.4, respectively, was estimated by calculating the net present value of related cash flows, discounted at current market rates.

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

Interest Rate Swap

     The Company has an interest rate swap agreement with a remaining term of approximately two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $4.9 and $10.6 at September 30, 2010 and December 31, 2009, respectively, and is included in other liabilities in the condensed consolidated balance sheets.

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

     The Company believes these embedded derivatives had no fair value at September 30, 2010 and December 31, 2009. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009.

     The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments (interest rate swap liability derivative) as of September 30, 2010 and December 31, 2009, respectively:

	Fair Value as of
	September 30,	December 31,
Balance Sheet Location	2010	2009
Other liabilities	$4.9	$10.6

     The following table summarizes the effect of the interest rate swap on other comprehensive income for the nine months ended September 30, 2010 and 2009:

	2010	2009
Effective portion of derivative gain	$5.7	$1.1

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2010	2009

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$37.5	$39.6
Income taxes, net of refunds	265.2	214.9
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$(0.6)	$6.0
Purchase of equipment in accrued expenses	--	2.8

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

INDEX

13.	failure to effectively integrate and/or manage newly acquired businesses, including Genzyme Genetics if it closes, and the cost related to such integrations;

14.	the inability to close the acquisition of Genzyme Genetics or the effects of the acquisition on the Company’s cash position and levels of indebtedness;

15.	adverse results in litigation matters;

16.	inability to attract and retain experienced and qualified personnel;

17.	failure to maintain the Company’s days sales outstanding and/or bad debt expense levels;

18.	decrease in the Company’s credit ratings by Standard & Poor’s and/or Moody’s;

19.	discontinuation or recalls of existing testing products;

20.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

21.
inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

22.
changes in government regulations or policies, including regulations and policies of the Food and Drug Administration, affecting the approval, availability of, and the selling and marketing of diagnostic tests;

23.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company’s products and services and successfully enforce the Company’s proprietary rights;

24.
the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company’s ability to develop, perform, or market the Company’s tests or operate its business;

25.
failure in the Company’s information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

26.	failure of the Company’s financial information systems resulting in failure to meet required financial reporting deadlines;

27.	failure of the Company's disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

28.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

29.	liabilities that result from the inability to comply with corporate governance requirements;

30.
significant deterioration in the economy or financial markets which could negatively impact the Company’s testing volumes, cash collections and the availability of credit for general liquidity or other financing needs; and

31.	changes in reimbursement by foreign governments and foreign currency fluctuations.

INDEX

GENERAL (amounts in millions)

     During the first nine months of 2010, the Company continued to strengthen its financial performance through pricing discipline, continued growth of its esoteric testing, outcome improvement and companion diagnostics offerings, and expense control.

     On September 13, 2010, the Company entered into an acquisition agreement with Genzyme Corporation (“Genzyme”) pursuant to which the Company will purchase substantially all of the assets and assume substantially all of the liabilities of Genzyme Genetics, a business unit of Genzyme. Genzyme Genetics is a leading provider of complex reproductive and oncology testing services, including genetic counseling. Pursuant to the terms of the acquisition agreement, the total consideration to be paid by the Company is $925.0 in cash, subject to a limited purchase price adjustment related to the acquired working capital.

     Consummation of the acquisition of Genzyme Genetics is subject to customary closing conditions, including, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Under the terms of the acquisition agreement, each party has agreed to use its commercially reasonable efforts to obtain the necessary governmental approvals for consummation of the acquisition and has made customary representations and warranties in the agreement. Transition arrangements between the parties will be the subject of a separate transition services agreement intended to provide for an orderly transition of the business to the Company after closing.

     In connection with signing the acquisition agreement, the Company obtained a commitment for a 364-day bridge financing debt facility in an amount sufficient to consummate the acquisition, subject to customary conditions. On October 28, 2010, the Company entered into a $925.0 bridge term loan credit agreement and will consider opportunities to replace that facility either before or after the closing of the acquisition, which could include an offering in the debt capital markets.

     The acquisition agreement may be terminated if the acquisition fails to close by June 13, 2011 (the “Drop Dead Date”), subject to a 90 day extension upon mutual agreement by the Company and Genzyme if all conditions to closing are satisfied other than the condition to closing related to the expiration or termination of the applicable waiting period under the HSR Act (the “Extended Drop Dead Date”).

     The acquisition agreement further provides that in the event (i) the closing has not occurred prior to the Drop Dead Date and the acquisition agreement is terminated due to the failure to satisfy the condition to closing related to the expiration or termination of the applicable waiting period under the HSR Act, (ii) all other conditions are satisfied at the time of such termination, (iii) Genzyme complied with the covenants related to antitrust review, and (iv) the Company timely requested that Genzyme agree to the Extended Drop Dead Date and (a) Genzyme agreed to the Extended Drop Dead Date or (b) Genzyme did not agree, but its refusal to agree was after the Company was unable to demonstrate that it had sufficient financing or cash available to consummate the acquisition, then the Company will pay Genzyme a termination fee.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

Three months ended September 30, 2010 compared with three months ended September 30, 2009

Net Sales

	Quarter ended September 30,
	2010	2009	% Change
Net sales
Routine Testing	$764.9	$718.4	6.5%
Genomic and Esoteric Testing	444.0	403.3	10.1%
Ontario, Canada	67.6	63.4	6.6%
Total	$1,276.5	$1,185.1	7.7%

INDEX

	Number of Requisitions
	Quarter ended September 30,
	2010	2009	% Change
Volume
Routine Testing	21.4	21.3	0.5%
Genomic and Esoteric Testing	7.0	6.5	6.9%
Ontario, Canada	2.2	2.2	0.7%
Total	30.6	30.0	1.9%

	Quarter ended September 30,
	2010	2009	% Change
Revenue Per Requisition
Routine Testing	$35.76	$33.77	5.9%
Genomic and Esoteric Testing	63.36	61.55	2.9%
Ontario, Canada	30.23	28.51	6.0%
Total	$41.67	$39.44	5.7%

     The increase in net sales for the three months ended September 30, 2010 as compared with the corresponding 2009 period was driven by growth in revenue per requisition in the Company’s routine testing, the Company’s continued shift in test mix to higher priced genomic and esoteric tests, increases in the Canadian exchange rate and incremental revenue from recent acquisitions. Genomic and esoteric testing volume as a percentage of total volume increased from 21.8% in 2009 to 22.9% in 2010. The continuing impact of government contracts terminated during 2009 reduced routine testing volume by 1.4% in the quarter. Revenue per requisition growth was impacted by lost contracts and the recognition of deferred revenue resulting from an amendment to a customer contract, which together improved revenue per requisition by approximately 2.5%. Net sales of the Ontario joint venture were $67.6 for the three months ended September 30, 2010 compared to $63.4 in the corresponding 2009 period, an increase of $4.2, or 6.6%. Net sales of the Ontario joint venture were impacted by a weaker U.S. dollar in 2010 as compared with 2009. In Canadian dollars, net sales of the Ontario joint venture increased by CN$0.8, or 1.2%.

Cost of Sales	Quarter ended September 30,
	2010	2009	% Change
Cost of sales	$748.8	$687.0	9.0%
Cost of sales as a % of sales	58.7%	58.0%

     Cost of sales (primarily laboratory and distribution costs) increased 9.0% in the 2010 period as compared with the 2009 period primarily due to increases in labor, the continued shift in test mix to genomic and esoteric testing and incremental costs from recent acquisitions. As a percentage of net sales, cost of sales increased to 58.7% in 2010 from 58.0% in 2009. The increase in cost of sales as a percentage of net sales is primarily due to lower margins on recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of September 30, 2010.

Selling, General and Administrative Expenses

	Quarter ended September 30,
	2010	2009	% Change
Selling, general and administrative
expenses	$270.5	$247.3	9.4%
SG&A as a % of sales	21.2%	20.9%

     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased to 21.2% in the third quarter of 2010 compared to 20.9% in 2009, primarily due to acquisition related costs of $10.9 (the 2009 period included $2.7 of such costs related to the acquisition of Monogram) as well as costs from recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of September 30, 2010. Bad debt expense decreased to 4.8% of net sales in 2010 as compared with 5.3% in 2009. Process improvement programs within the Company’s billing department resulted in improved collection trends and lower bad debt experience.

INDEX

Amortization of Intangibles and Other Assets

	Quarter ended September 30,
	2010	2009	% Change
Amortization of intangibles and
other assets	$18.0	$15.9	13.2%

     The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2010 and 2009.

Restructuring and Other Special Charges

	Quarter ended September 30,
	2010	2009	% Change
Restructuring and other special charges	$3.9	$--	N/A

     During the third quarter of 2010, the Company recorded net restructuring charges of $3.9 primarily related to work force reductions and the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and other facility related costs. Of this amount, $4.1 related to severance and other employee costs in connection with certain work force reductions and $2.6 related to contractual obligations associated with leased facilities. The Company also reduced its prior facility related restructuring accruals by $2.8 as a result of changes in cost estimates on the restructuring initiatives. These restructuring initiatives are expected to provide annualized cost savings of approximately $19.3.

Interest Expense	Quarter ended September 30,
	2010	2009	% Change
Interest expense	$21.6	$15.0	44.0%

     The increase in interest expense was primarily due to the Company incurring $7.0 of bridge financing fees related to the signing of the definitive agreement to acquire Genzyme Genetics during the quarter ended September 30, 2010.

Income from Joint Venture Partnerships

	Quarter ended September 30,
	2010	2009	% Change
Income from joint venture partnerships	$4.2	$4.2	--%

     Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from the investment in Alberta, Canada, and is earned in Canadian dollars.

Income Tax Expense	Quarter ended September 30,
	2010	2009	% Change
Income tax expense	$73.5	$88.5	(16.9)%
Income tax expense as a %
of income before tax	33.9%	39.7%

     The decrease in the effective tax rate for 2010 as compared to 2009 was primarily the result of the reversal of certain unrecognized income tax benefits. The reversal was the result of the resolution of certain foreign tax matters under audit as well as reversing reserves where the statute of limitations lapsed.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

     Operating results for the nine months ended September 30, 2010 were negatively impacted by severe winter weather primarily in the eastern and middle sections of the country during the first quarter of 2010. The Company’s testing facilities were not damaged by the severe winter weather; however, specimen volume was negatively impacted due to patients’ inability to visit doctors’ offices and patient service centers – the sources of the majority of testing volume.  During the nine months ended September 30, 2010 inclement weather had an impact on the Company’s results, reducing volumes by an estimated 0.4%, and revenue by an estimated $23.0.

INDEX

Net Sales	Nine Months Ended September 30,
	2010	2009	% Change
Net sales
Routine Testing	$2,228.7	$2,158.0	3.3%
Genomic and Esoteric Testing	1,272.2	1,191.1	6.8%
Ontario, Canada	207.6	180.5	15.0%
Total	$3,708.5	$3,529.6	5.1%

	Number of Requisitions
	Nine Months Ended September 30,
	2010	2009	% Change
Volume
Routine Testing	62.5	64.5	(3.1)%
Genomic and Esoteric Testing	20.3	19.2	5.7%
Ontario, Canada	6.8	6.8	0.3%
Total	89.6	90.5	(1.0)%

	Nine Months Ended September 30,
	2010	2009	% Change
Revenue Per Requisition
Routine Testing	$35.70	$33.48	6.6%
Genomic and Esoteric Testing	62.55	61.90	1.1%
Ontario, Canada	30.21	26.33	14.7%
Total	$41.37	$38.98	6.1%

     The increase in net sales for the nine months ended September 30, 2010 as compared with the corresponding 2009 period was driven by growth in revenue per requisition in the Company’s routine testing, the Company’s continued shift in test mix to higher priced genomic and esoteric tests, increases in the Canadian exchange rate and incremental revenue from recent acquisitions. Genomic and esoteric testing volume as a percentage of total volume increased from 21.3% in 2009 to 22.7% in 2010. The continuing impact of government contracts terminated during 2009 reduced routine testing volume by 1.9% for the nine months ended September 30, 2010. Revenue per requisition growth was impacted by lost contracts and the recognition of deferred revenue resulting from an amendment to a customer contract, which together improved revenue per requisition by approximately 2.0%. Net sales of the Ontario joint venture were $207.6 for the nine months ended September 30, 2010 compared to $180.5 in the corresponding 2009 period, an increase of $27.1, or 15.0%. Net sales of the Ontario joint venture were impacted by a weaker U.S. dollar in 2010 as compared with 2009. In Canadian dollars, net sales of the Ontario joint venture increased by CN$4.7, or 2.2%.

Cost of Sales	Nine Months Ended September 30,
	2010	2009	% Change
Cost of sales	$2,140.3	$2,034.7	5.2%
Cost of sales as a % of sales	57.7%	57.6%

     Cost of sales (primarily laboratory and distribution costs) increased 5.2% in the 2010 period as compared with the 2009 period primarily due to increases in labor, the continued shift in test mix to genomic and esoteric testing and incremental costs from recent acquisitions. Cost of sales as a percentage of net sales was comparable for the respective periods. The Company’s improved efficiency resulting from lab and patient service center automation was offset by lower margins on recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of September 30, 2010. The percentage of cost of sales was maintained even though the Company experienced the loss of revenue as a result of the severe winter weather during the first quarter of 2010.

Selling, General and Administrative Expenses	Nine Months Ended September 30,
	2010	2009	% Change
Selling, general and administrative expenses	$761.9	$718.4	6.1%
SG&A as a % of sales	20.5%	20.4%

INDEX

     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased to 20.5% in the nine month period of 2010 compared to 20.4% in 2009. The increase in SG&A as a percentage of net sales is primarily due to increases in acquisition related costs of $10.9 in the third quarter of 2010 (the third quarter of 2009 included $2.7 of such costs related to the acquisition of Monogram), costs from recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of September 30, 2010 and the loss of revenue as a result of the severe winter weather experienced during the first quarter of 2010. As an offset to the increase in SG&A as a percentage of net sales, bad debt expense decreased to 4.9% of net sales in 2010 as compared with 5.3% in 2009 primarily due to improved collection trends resulting from process improvement programs within the Company’s billing department.

Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2010	2009	% Change
Amortization of intangibles and
other assets	$53.1	$46.2	14.9%

     The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2010 and 2009.

Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2010	2009	% Change
Restructuring and other special charges	$13.2	$10.2	29.4%

     During the first and third quarters of 2010, the Company recorded charges primarily related to work force reductions and the closing of redundant and underutilized facilities. For the first and third quarters of 2010, the Company recorded net restructuring charges of $7.0. Of this amount, $8.0 related to severance and other employee costs in connection with certain work force reductions and $3.2 related to contractual obligations associated with leased facilities and other facility related costs. These restructuring initiatives are expected to provide annualized cost savings of approximately $34.7. The Company also reduced its prior facility related restructuring accruals by $4.2 as a result of changes in cost estimates on the restructuring initiatives. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the first quarter.

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

Interest Expense	Nine Months Ended September 30,
	2010	2009	% Change
Interest expense	$50.7	$48.2	5.2%

     The increase in interest expense was primarily due to the Company incurring $7.0 of bridge financing fees related to the signing of the definitive agreement to acquire Genzyme Genetics during the third quarter of 2010. Other interest related costs decreased due to lower average borrowings outstanding in the nine month period of 2010 as compared with the 2009 period primarily due to principal payments on the Term Loan Facility and the redemption of approximately 50% of the zero-coupon subordinated notes in the second quarter of 2009.

INDEX

Income from Joint Venture Partnerships

	Nine Months Ended September 30,
	2010	2009	% Change
Income from joint venture partnerships	$12.6	$10.9	15.6%

     Income from investments in joint venture partnerships represents the Company’s ownership share in joint venture partnerships. A significant portion of this income is derived from the investment in Alberta, Canada, and is earned in Canadian dollars. As a result, the increase in income from joint venture partnerships was primarily due to the exchange rate impact of a weaker U.S. dollar in the nine month period of 2010 as compared with the 2009 period.

Income Tax Expense	Nine Months ended September 30,
	2010	2009	% Change
Income tax expense	$263.2	$271.6	(3.1)%
Income tax expense as a %
of income before tax	37.6%	39.9%

     The decrease in the effective tax rate for 2010 as compared to 2009 was primarily the result of the reversal of certain unrecognized income tax benefits. The reversal was the result of the resolution of certain foreign tax matters under audit as well as reversing reserves where the statute of limitations lapsed.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

     The Company’s operations provided $624.4 and $637.7 of cash, net of $16.8 and $24.5 in transition payments to UnitedHealthcare, for the nine months ended September 30, 2010 and 2009, respectively. In addition, the Company’s contributions to its defined benefit retirement plan (“Company Plan”) were $0.0 and $50.2 during the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash flows in the nine month period of 2010 primarily resulted from the increase in cash paid for income taxes of $50.3.

     For the nine months ended September 30, 2010 and 2009, the Company made contributions to the Company Plan of $0.0 and $50.2, respectively. In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the Company Plan and the non-qualified supplemental retirement plan (the “PEP”). Both plans have been closed to new participants. Employees participating in the Company Plan and the PEP no longer earn service-based credits, but continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the defined contribution retirement plan (the “401K Plan”) receive a minimum 3% non-elective contribution (“NEC”) concurrent with each payroll period. The NEC replaces the Company match, which has been discontinued. Employees are not required to make a contribution to the 401K Plan to receive the NEC. The NEC is non-forfeitable and vests immediately. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service. Contributions to the NEC are approximately $13.7 higher in 2010 than the Company’s contributions to its 401K Plan in 2009.

     As a result of the changes to the Company Plan and PEP, projected pension expense for the Company Plan and the PEP will decrease from $36.6 in 2009 to $9.6 in 2010. In addition, the Company does not plan to make contributions to the Company Plan during 2010. The implementation of the NEC will increase the Company’s 401K costs and contributions by an estimated $22.5 in 2010.

     Capital expenditures were $93.3 and $77.1 for the nine months ended September 30, 2010 and 2009, respectively. The Company expects capital expenditures of approximately $135.0 in 2010. The Company intends to continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

     Pursuant to the terms of the Company’s acquisition agreement to acquire Genzyme Genetics, the total consideration to be paid by the Company is $925.0 in cash, subject to a limited purchase price adjustment related to the acquired working capital. In connection with entering into the acquisition agreement, the Company obtained a financing commitment for a 364-day bridge financing debt facility from an investment bank to provide debt financing for the transaction, subject to customary conditions.

INDEX

     On October 28, 2010, the Company entered into a Bridge Term Loan Credit Agreement dated as of October 28, 2010, among the Company, the lenders named therein and Citibank, N.A., as administrative agent (the “Bridge Facility”). The Company will consider opportunities to replace the Bridge Facility either before or after the closing of the acquisition, which could include an offering in the debt capital markets.

     Under the Bridge Facility, the Company may borrow up to $925.0 to fund the acquisition of Genzyme Genetics and pay related fees and expenses. The ability to draw funds under the Bridge Facility is conditioned on (i) the closing of the acquisition of Genzyme Genetics, (ii) the closing of the acquisition occurring on or prior to June 13, 2011 and (iii) customary closing conditions, including, subject to certain exceptions, the absence of any event, change or effect that is, or would reasonably be expected to be, materially adverse to the Company and Genzyme Genetics and their subsidiaries, taken as a whole. If the Company borrows any funds under the Bridge Facility, the loans will mature 364-days following the closing of the acquisition of Genzyme Genetics.

     If the Company draws funds under the Bridge Facility, the Bridge Facility will bear interest at either a base rate or LIBOR rate plus, in each case, an applicable margin that is determined according to the number of days that have elapsed from the closing of the acquisition and the debt rating of the Company’s long-term senior unsecured non-credit enhanced debt. The applicable margin will be between 0.50% and 3.00%, in the case of base rate loans, and between 1.50% and 4.00%, in the case of LIBOR rate loans.  The base rate is the higher of Citibank’s prime rate, the federal funds rate plus 0.50% or the LIBOR rate plus 1.00%.

     In addition to other customary fees, the Company is required to pay a commitment fee of 0.25% on the amount of the unused commitment from October 28, 2010, until termination of the Bridge Facility or the date on which the Company draws funds under the Bridge Facility. The Company is also required to pay a duration fee in an amount equal to (i) 0.75% of the aggregate principal amount of the loans outstanding on the date which is 90 days after the closing of the acquisition; (ii) 1.25% of the aggregate principal amount of the loans outstanding on the date which is 180 days after the closing of the acquisition; and (iii) 1.75% of the aggregate principal amount of the loans outstanding on the date which is 270 days after the closing of the acquisition.

     The Bridge Facility contains certain debt covenants consistent with those under the Company’s existing senior unsecured credit facilities. The Bridge Facility further requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to incurring indebtedness and liens, making investments and acquisitions and effecting mergers and asset sales. The Bridge Facility does not permit the Company to pay dividends or repurchase shares of the Company’s common stock, subject to certain exceptions, including repurchases prior to the closing of the acquisition that are pursuant to the Company’s previously announced stock repurchase program prior to the closing of the acquisition.

     The Bridge Facility includes events of default relating to customary matters, including, among other things: nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default and cross acceleration with respect to indebtedness in an aggregate principal amount of $50.0 or more; bankruptcy; judgments involving liability of $50.0 or more individually or $75.0 or more in the aggregate that are not paid; ERISA events; and the change of control of the Company.

     The Company may prepay borrowings under the Bridge Facility, in whole or in part, in minimum amounts and subject to other conditions set forth in the Bridge Facility. The Company is required to make mandatory prepayments with:

•	100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries, subject to certain exceptions;
•	100% of the net cash proceeds of all issuance of equity by the Company’s subsidiaries;
•	100% of the net cash proceeds of all insurance proceeds or other compensation from any loss, damage or taking of property and assets of the Company and its subsidiaries;
•
100% of the net cash proceeds of all issuances of funded debt of the Company and its subsidiaries (including a notes offering in the capital markets), subject to certain exceptions, including indebtedness incurred in an aggregate principal amount up to $50.0 and borrowings under the Company’s existing senior unsecured credit facilities; and

•	100% of the net cash proceeds of all issuance of equity in a public offering or private placement by the Company.

     Furthermore, the commitment under the Bridge Facility will be reduced upon the occurrence of the above listed events, in each case with such reduction being in an amount equivalent to the proceeds.

     The Company has an interest rate swap agreement with a remaining term of approximately two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $4.9 and $10.6 at September 30, 2010 and December 31, 2009, respectively, and is included in other liabilities in the condensed consolidated balance sheets.

     At September 30, 2010, the Company provided letters of credit aggregating approximately $39.3, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

     As of December 31, 2009, the Company had outstanding authorization from the Board of Directors to purchase approximately $71.8 of Company common stock. On February 11, 2010, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock. On August 9, 2010, the Board of Directors authorized the purchase of $250.0 of additional shares of the Company’s common stock. During the nine months ended September 30, 2010, the Company purchased approximately 4.5 shares of its common stock at a total cost of approximately $337.5. As of September 30, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $234.3 of Company common stock.

     The Company had a $72.8 and $73.7 reserve for unrecognized income tax benefits, including interest and penalties, at September 30, 2010 and December 31, 2009, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively.

     The Term Loan Facility and Revolving Facility contain certain debt covenants that require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of September 30, 2010. Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

     On September 13, 2010, the Company announced that for the period of September 12, 2010 to March 11, 2011, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 8, 2010, in addition to the continued accrual of the original issue discount.

     On October 4, 2010, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2010, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, December 31, 2010.

Noncontrolling Interest Put

     Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture, bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. The amended joint

INDEX

venture’s partnership agreement enabled the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement.

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intended to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $25.3, totals $138.3 at September 30, 2010.

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

ITEM 4. Controls and Procedures

     As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2010, which is incorporated by reference.

Item 1A	Risk Factors

The following risk factors are provided to supplement the Risk Factors that appear in Part I-Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Risks relating to the Company’s pending acquisition of Genzyme Genetics, a business unit of Genzyme Corporation.

The pending transaction may not be completed, may be delayed or may result in the imposition of conditions that could have an adverse effect on the Company’s operations or the operations of the acquired business following completion of the transaction.

     In addition to other customary closing conditions, completion of the pending transaction is conditioned upon the receipt of certain governmental clearances or approvals that have not yet been obtained, including, without limitation, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  There can be no assurance that these clearances and approvals will be obtained or, if obtained, will not be later challenged by governmental entities. Third parties could also petition to have governmental entities reconsider previously granted clearances and approvals. In addition, the governmental entities from which clearances and approvals are required may impose conditions on the completion of the transaction, require changes to the terms of the transaction or impose restrictions on the Company’s business following completion of the transaction. If the transaction is not completed, completion is delayed or the Company becomes subject to any significant conditions in order to obtain any clearances or approvals required to complete the transaction, its business and results of operations may be adversely affected and its stock price may suffer. Under certain circumstances a delay in obtaining required approvals beyond the date provided for in the acquisition agreement could result in the Company having to pay a termination fee to Genzyme.

The Company may fail to realize the anticipated revenue growth expected from the transaction, which could adversely affect its operating results and the market price of its common stock.

     The success of the proposed transaction will depend, in significant part, on the Company’s ability to successfully integrate the acquired business and realize the anticipated benefits to be derived from incorporating Genzyme Genetics into its operations. The Company believes that the acquisition will provide an opportunity for revenue growth in the areas of esoteric testing and personalized medicine. Actual revenue growth, if achieved at all, may be lower than the Company expects and may take longer to achieve than anticipated. If the Company is not able to achieve the anticipated benefits of the pending acquisition, the value of its common stock may be adversely affected.

The integration of the acquired assets will be complex and involve a number of risks. Failure to successfully integrate the respective operations could significantly harm the Company’s business and results of operations.

     Because of the structure of the transaction, as an asset carve out from Genzyme Corporation, the Company will not be integrating a stand-alone enterprise when the Company completes this transaction. Integrating the operations will be complex and there is no assurance that the Company will not encounter material delays or unanticipated costs that could adversely affect its business and results of operations.

INDEX

As a consequence of the proposed acquisition, the Company may materially reduce its cash balance and take on substantial additional indebtedness.

     Pursuant to the terms of the Company’s acquisition agreement to acquire Genzyme Genetics, the total consideration to be paid by the Company is $925.0 in cash, subject to a limited purchase price adjustment related to the acquired working capital. The Company has entered into a 364-day bridge term loan credit agreement to provide debt financing for the transaction, subject to customary conditions. The Company expects to consider opportunities to replace that facility either before or after the closing of the acquisition, which could include replacing that debt financing through an offering in the debt capital markets. However, the Company may not be able to replace or refinance the bridge facility in a timely manner, or at all. The Company’s potential lower cash balance and increased indebtedness resulting from the proposed acquisition financing could adversely affect its business. In particular, it could increase the Company’s vulnerability to sustained, adverse macroeconomic weakness, limit its ability to obtain further financing and limit its ability to pursue certain operational and strategic opportunities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

     The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended September 30, 2010, by or on behalf of the Company:

				Maximum
			Total Number	Dollar Value
		Average	of Shares	of Shares
	Total	Price	Repurchased as	that May Yet Be
	Number	Paid	Part of Publicly	Repurchased
	of Shares	Per	Announced	Under
	Repurchased	Share	Program	the Program
July 1 – July 31	0.6	$74.48	0.6	$54.0
August 1 – August 31	0.6	75.23	0.6	259.5
September 1 - September 30	0.3	74.70	0.3	234.3
	1.5	$74.81	1.5

     At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On August 10, 2009, the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On February 11, 2010, the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On August 9, 2010, the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock.  As of September 30, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately up to $234.3 of Company common stock.

INDEX

Item 6.	Exhibits

(a)	Exhibits

2.1
Asset Purchase Agreement by and among Genzyme Corporation and Laboratory Corporation of America Holdings dated as of September 13, 2010 (incorporated by reference to the Company’s Form 8-K filed on September 16, 2010 (file no. 001-11353))

10.1*	Bridge Term Loan Agreement dated as of October 28, 2010, among Laboratory Corporation of America Holdings, the Lenders named therein and Citibank, N.A., as Administrative Agent
12.1*	Ratio of earnings to fixed charges
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

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

November 1, 2010