Form 10-K
period 2010-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2011-03-01
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  December 31, 2010
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

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7.8 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 100.0 million shares as of February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2010 are incorporated by reference into Part III.

PART I

Item 1.   BUSINESS

     Laboratory Corporation of America Holdings and its subsidiaries (the “Company”), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2010 net revenues. Since the Company’s founding in 1971, it has grown into a national network of 51 primary laboratories and over 1,700 patient service centers (“PSCs”) along with a network of branches and STAT laboratories (which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately). Through its national network of laboratories, the Company offers a broad range of clinical laboratory tests that are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty testing operations, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical trials.

     With over 31,000 employees worldwide, the Company processes tests on more than 440,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico, Belgium and three provinces in Canada. Its clients include physicians, hospitals, managed care organizations, governmental agencies, employers, pharmaceutical companies and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company’s tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition. The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, Pap tests, HIV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours. In addition, the Company provides specialty testing services in the areas of allergy, clinical trials, diagnostic genetics, identity, forensics, infectious disease, oncology and occupational testing.

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

     The Company is committed to providing the highest quality laboratory services to its clients in full compliance with all federal, state and local laws and regulations. The Company’s Code of Business Conduct and Ethics outlines ethics and compliance policies adopted by the Company to meet this commitment. These policies apply to all employees of the Company as well as the Company’s Board of Directors. The Code of Business Conduct and Ethics, as well as the Charters for the Audit, Compensation, Quality and Compliance, and Nominating and Corporate Governance Committees, and the Company’s Corporate Governance Guidelines, are posted on the Company’s website www.labcorp.com. The Company has established a Compliance Action hotline (1-800-801-1005), which provides a confidential and anonymous method to report a possible violation of a LabCorp compliance policy or procedure, or a federal or state law or regulation; a HIPAA Privacy hotline (1-877-234-4722), which provides a confidential and anonymous method to report a possible violation of a HIPAA privacy, security or billing policy or procedure; and an Accounting hotline (1-866-469-6893), which provides a confidential and anonymous method to report a possible violation of internal accounting controls or auditing matters.

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

     The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company. The Company believes that in 2010, the United States clinical laboratory testing industry generated revenues of approximately $55 billion based on Washington G-2 reports and other industry publications. The Centers for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services ("HHS") has estimated that in 2010 there were approximately 5,400 independent clinical laboratories in the United States.

     The clinical laboratory business is intensely competitive. There are presently two major national independent clinical laboratories: the Company and Quest Diagnostics Incorporated ("Quest"), which had approximately $6.7 billion in revenues from clinical laboratory testing in 2010. In addition, the Company competes with many smaller independent clinical and anatomical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that health care providers in selecting a laboratory often consider the following factors, among others:

•	accuracy, timeliness and consistency in reporting test results;
•	reputation of the laboratory in the medical community or field of specialty;
•	contractual relationships with managed care companies;
•	service capability and convenience offered by the laboratory;
•	number and type of tests performed;
•	connectivity solutions offered; and
•	pricing of the laboratory’s services.

     The Company believes that consolidation will continue in the clinical laboratory testing business. In addition, the Company believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of external factors including cost efficiencies afforded by large-scale automated testing, reimbursement reductions and managed health care entities that require cost efficient testing services and large service networks. In addition, legal restrictions on physician referrals and their ownership of laboratories as well as increased regulation of laboratories are expected to contribute to the continuing consolidation of the industry.

Effect of Market Changes on the Clinical Laboratory Business

     Many market-based changes in the clinical laboratory business have occurred over the past ten years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector and consolidation of managed care companies present various challenges and opportunities to the Company and other independent clinical laboratories. During 2006, the Company signed a ten-year agreement with UnitedHealthcare to become its exclusive national laboratory. This agreement represented an industry first in terms of its length and exclusivity at a national level. The various managed care organizations (“MCOs”) have different contracting philosophies.  Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified rates. The Company’s ability to attract and retain managed care clients is critical given these evolving models. In addition, some MCOs have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to pay for all authorized laboratory tests ordered during the month by the physician for the members, regardless of the number or cost of the tests actually performed. The Company makes significant efforts to ensure that its services are adequately compensated in its capitated arrangements, including in some instances provisions to reimburse esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) on a fee-for service basis, as an exclusion to the capitation payment. Capitated payment contracts shift the risks of increased test utilization to the clinical laboratory. For the year ended December 31, 2010, such capitated contracts accounted for approximately $155.1 million, or 3.1%, of the Company’s net sales.

     In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally services low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules, and the Company believes that pressure to reduce reimbursement for Medicare services will continue. In March 2010 comprehensive health care reform legislation, the Patient Protection and Affordable Care Act (“ACA”), was enacted, and among its provisions were reductions in the Medicare clinical laboratory fee schedule updates, one of which is a permanent reduction and the other to be applied in 2011 through 2015. Similar pressure for reductions in the reimbursement rates of other third-party payers is likely to occur as well.

     Despite the potential market changes discussed above, the Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including an expanded insured population under ACA, increased knowledge of the human genome leading to an enhanced appreciation of the value of gene-based diagnostic assays and the development of new therapeutics that have a “companion diagnostic” to help identify the sub-set of the population for whom it is effective or that may suffer adverse events.

     The Company believes its enhanced esoteric menu and geographic footprint provide a strong platform for growth. Additional factors that may lead to future volume growth include an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies) for testing and diagnosis of disease and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payers, particularly MCOs. In addition, movement by patients into consumer driven health plans may have an impact on the utilization of laboratory testing.

Company Strategy

     The Company’s strategic plan continues to focus on three critical priorities: scientific differentiation, managed care, and customer service. While these pillars remain the same, the activities and initiatives within each area are increasingly being focused on strengthening LabCorp’s leadership role in personalized medicine.

     Personalized medicine is a new growth area for health care in which care is tailored (or “personalized”) to each individual. The Company is playing an important role in many aspects of this emerging model including the development of new companion diagnostics to help identify appropriate applications for new and existing drugs, as well as providing services such as those offered by Litholink Corporation (“Litholink”) a subsidiary of the Company that helps physicians better utilize lab information to tailor care for their patients.

     Scientific Differentiation

     The Company’s capabilities, resources, and expertise have been developed as part of the Company’s long-term commitment to scientific differentiation and are now supporting growth opportunities in the field of personalized medicine. One core attribute of personalized medicine is a model of care in which treatments and therapeutics are tailored to an individual, often based on his or her genetic signature (or that of a particular tumor/strain of virus). LabCorp was a leader in one of the first major advances in personalized medicine, which was HIV genotyping to test for resistance to specific drugs. The Company continues to build on this legacy through the development of new tests and/or resources such as the January 2011 release of the Virology Report on the Company’s research web page, the acquisition of new and/or expanded capabilities such as the 2010 and 2009 acquisitions of Genzyme Genetics and Monogram Biosciences, Inc. (“Monogram”), respectively, and by exploring additional disease management areas.

     Through its clinical trials division, the Company has taken a leadership role in working with pharmaceutical companies to develop companion diagnostics. The Company’s capabilities in assay development, its access to a broad spectrum of testing platforms, and its experience with clinical trials has positioned LabCorp as a market leader. The Company continues to add capabilities to strengthen this companion diagnostics offering, including the 2008 acquisition of Tandem Labs, a premier contract research organization specializing in advanced mass spectrometry, immunoanalytical support, pharmacokinetics, and pharmacodynamics for early stage clinical trials. The Company also opened a new state-of-the-art biorepository for sample storage and retention in 2009. In 2010, the Company announced a collaboration between the Company and Clearstone Central Laboratories, a global central laboratory specializing in drug development and pharmaceutical services. The collaboration provides the Company with access to Clearstone’s global network of labs, including China, France, Singapore and Canada. The pharmaceutical industry is increasingly conducting work outside of North America and the Company is now able to perform work internationally.

     Beyond clinical trials, there are also many examples where companion diagnostics have moved into the commercial setting and are helping improve care by: (1) assisting in determining the efficacy of a drug for an individual; (2) ensuring the correct dosage; and (3) reducing adverse events. The Company will continue to play an important role in both bringing new companion diagnostics to the market and making them commercially available once the drug has been approved.

    Managed Care

     The Company continues to strengthen its relationship with MCOs by providing value added capabilities and services. Through data sharing arrangements, health fairs, and targeted screening programs, the Company provides support to our managed care customers in their disease management programs, pay for performance programs and other initiatives focused on improving care and decreasing costs.

     The Company's comprehensive test menu, national infrastructure, logistics network, and standardized platforms and robust connectivity solutions, provide our managed care customers with a high quality and cost-effective solution for delivering laboratory services to their members. These assets also position the Company to directly support the success of Patient Centered Medical Homes (“PCMH”) and Accountable Care Organizations.

     Additionally, the Company’s specialized esoteric testing expertise, including a national network of over 160 genetic counselors (enhanced with the acquisition of Genzyme Genetics), also position the Company well to play a key role in the new tools and capabilities being developed within the framework of personalized medicine. By utilizing personalized medicine capabilities, managed care customers have the opportunity to enhance the quality of care and outcomes for their members. For example, a number of such services are offered by the Company's Litholink subsidiary, which is focused on providing patient specific clinical guidance to physicians that in turn leads to improved care, increased enrollee satisfaction and decreased costs. The current programs target kidney stone management for recurring kidney stones and chronic kidney disease (“CKD”), which affects over 30 million Americans. Litholink is the market leader in testing for recurrent kidney stones and health plans and a growing number of physician groups are now using or implementing the CKD system.

     Customer Service

     The Company is committed to delivering the highest level of service to its customers and as such has introduced a number of tools and capabilities that will further improve the physician and patient experience. The Company launched new online services and capabilities including an improved PSC locator, patient appointment scheduling at most PSCs and workflow automation tools in more than 400 PSCs. The Touch PSC workflow automation tool will be deployed more broadly throughout 2011.

     The Company offers a variety of connectivity solutions including web based pathology workflow tools, convenient access to results for providers and LabCorp Beacon to early adopter clients in 2010. LabCorp Beacon is the Company’s new online gateway for client lab connectivity, including results, orders, trending and the ability to easily share information within a provider practice and with other providers. LabCorp Beacon and LabCorp Beacon Mobile will be deployed broadly throughout 2011. The Company also introduced a co-branded Electronic Health Records (“EHR”) Lite solution for physician practices that is certified to meet Stage 1 Certification Criteria for Meaningful Use. Meeting Meaningful Use of EHR Technology criteria allows providers to receive incentives and avoid penalties in payments from Medicare and Medicaid. The Company’s open platform integrates easily with a wide variety of existing electronic medical records and practice management systems, enabling physician access to testing services without changing the software systems they use for the rest of their practice needs.

Laboratory Testing Operations and Services

     The Company has a national network of primary testing laboratories, specialty testing laboratories, branches, PSCs and STAT laboratories. A branch is a central facility that collects specimens in a region for shipment to one of the Company's laboratories for testing. A branch is also frequently used as a base for sales and distribution staff. Generally, a PSC is a facility maintained by the Company to serve the patients of physicians in a medical professional building or other strategic location. The PSC collects the specimens for testing as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's primary testing facilities for testing. Some of the Company's PSCs also function as STAT labs, which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. Patient specimens are typically delivered to the Company accompanied by a test request form (electronic or hard copy). These forms, which are completed by the client or transcribed by a Company patient service technician from a client order, indicate the tests to be performed and provide the necessary billing information.

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

Testing Services

     Routine Testing

     The Company offers a broad range of clinical laboratory tests and procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or to search for an otherwise undiagnosed condition. The most frequently requested tests include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, Pap tests, microbiology cultures and procedures and alcohol and other substance-abuse tests. These routine procedures are most often used by physicians in their outpatient office practices. Physicians may elect to send such procedures to an independent laboratory or they may choose to establish their own laboratory to perform some of the tests.

     The Company performs this core group of routine tests in each of its primary laboratories. This testing constitutes a majority of the tests performed by the Company. The Company generally performs and reports most routine procedures within 24 hours, utilizing a variety of sophisticated and computerized laboratory testing instruments.

     Specialty Testing

     While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized. One of the growth strategies of the Company is the continued expansion of its specialty testing operations, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty testing operations serve two market segments: (i) markets that are not typically served by the standard clinical testing laboratory; and (ii) markets that are served by the clinical testing laboratory and offer the possibility of adding related services (such as clinical trials or occupational drug testing) from the same supplier. The Company’s research and development group continually seeks new and improved technologies for a variety of diagnostic and prognostic indications. For example, the Company’s Center for Molecular Biology and Pathology (“CMBP”) is a leader in molecular diagnostics, utilizing the polymerase chain reaction (“PCR”) as well as other molecular technologies, which are often able to provide earlier, more reliable and detailed information about cancer, genetic diseases, HIV and other viral and bacterial diseases. The Company’s subsidiary, National Genetics Institute, Inc. (“NGI”), is a leader in the development of PCR assays for detection of pathogens in biologic products, and its Viro-Med Laboratories, Inc. subsidiary offers molecular microbial testing using real time PCR platforms. DIANON Systems, Inc. is a leader in anatomic pathology testing and US LABS is a leader in anatomic pathology and oncology testing services. The Company’s subsidiary, Esoterix, is a leading provider of specialty reference testing and Litholink is a nationally-recognized kidney stone analysis laboratory known for its extensive stone management program. Management believes these technologies represent potential significant savings to the healthcare system either by increasing the detection of early stage (treatable) diseases or by more effectively managing chronic disease conditions. In August 2009, the Company acquired Monogram, an industry leader in HIV resistance testing, which has developed new technologies in oncology such as the accurate measurement of proteins involved in cancer development and/or progression. In December 2010, the Company acquired Genzyme Genetics, a leading provider of complex reproductive and oncology testing services and the preferred provider for such services to maternal fetal medicine specialists and obstetrician/gynecologists nationally. The expansive menu of complex tests offered include technologies that span the continuum of care, ranging from maternal serum screening and prenatal diagnostics to carrier screening and postnatal testing services.  Genzyme Genetics also has a broad network of board-certified geneticists and genetic counselors, offering infertility and prenatal genetic counseling expertise to physicians and patients. The following are specialty testing operations in which the Company offers testing and related services:

Infectious Disease. The Company provides complete HIV testing services including viral load measurements, genotyping and phenotyping and host genetic factors (HLAB5701 and IL-28B) that are all important tools in managing and treating HIV infections. The addition of the Monogram resistance tests, PhenoSense, PhenoSenseGT and Trofile, complement the existing HIV GenoSure™ assay and provide an industry leading, comprehensive portfolio of HIV resistance testing services. The Company also provides extensive testing services for HCV infections including both viral load determinations and strain genotyping at CMBP, NGI and Viro-Med. The Company continues to develop other molecular assays for influenza viruses including H1N1. In January 2011, the Company published on its website a comprehensive virology report that detailed the results from hundreds of thousands of infectious disease tests performed every year. The report analyzes the vast amount of data gathered at the Company to inform clinicians, public health authorities and other laboratory scientists regarding viral frequencies, distributions, trends, genotypes and associations.

Diagnostic Genetics.  The Company offers cytogenetic, molecular cytogenetic, biochemical and molecular genetic tests. The biochemical genetics offerings include a variety of prenatal screening options including integrated and sequential prenatal assays for more sensitive assessment of Down syndrome risk. The Company has expanded its cytogenetics offerings through the use of whole genome SNP microarray technology, which provides enhanced detection of subtle chromosomal changes associated with the etiology of mental retardation, developmental delay and autism. The molecular genetics services have been expanded to include multiplex analyses of a variety of disorders and a focus on gene sequencing applications for both somatic and germ-line alterations. The addition of Genzyme Genetics in December 2010 provides the Company with the most comprehensive genetic test menu in the industry as well as a complement of over 160 genetic counselors to work with the Company’s physician clients in optimizing patient outcomes.

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

Clinical Trials Testing.  The Company regularly performs clinical laboratory testing for pharmaceutical and diagnostics companies conducting clinical research trials on new drugs or diagnostic assays. This testing often involves periodic testing of patients participating in the trial over several years. In 2008, the Company acquired Tandem Labs, a leading bioanalytical and immunoanalytical clinical research testing laboratory supporting pharmaceutical and biotechnology companies with their discovery, preclinical and clinical drug development programs. In 2010, the Company announced a collaboration between the Company and Clearstone Central Laboratories, a global central laboratory specializing in drug development and pharmaceutical services. The Company has made a concerted effort in companion diagnostics to translate predictive biomarkers used in clinical trials into clinical practice.

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

     The specialized testing services noted above, as well as other complex procedures, are sent to designated facilities where the Company has concentrated the resources for performing these procedures so that quality and efficiency can be most effectively monitored. CMBP, NGI, Viro-Med, Dianon, US LABS, Esoterix, Monogram and Genzyme Genetics also specialize in new test development and related education and training.

     Development of New Tests

     Advances in medicine continue to fundamentally change diagnostic testing, and new tests are allowing clinical laboratories to provide unprecedented amounts of health-related information to physicians and patients. New molecular diagnostic tests that have been introduced over the past several years, including a gene-based test for human papillomavirus, HIV drug resistance assays, and molecular genetic testing for cystic fibrosis, have now become part of standard clinical practice. The Company continued its industry leadership in gene-based and esoteric testing, generating $1.7 billion in revenue and growing this category of testing approximately 8% during 2010. As science continues to advance, the Company expects new testing technologies to emerge; therefore, it intends to continue to invest in advanced testing capabilities so that it can remain on the cutting edge of diagnostic laboratory testing. The Company has added, and expects to continue to add, new testing technologies and capabilities through a combination of internal development initiatives, technology licensing and partnership transactions and selected business acquisitions. Through its national sales force, the Company rapidly introduces new testing technologies to physician customers. This differentiation is important in the retention and growth of business.

     In 2010, the Company continued its emphasis on scientific vision and leadership with the introduction of approximately 130 significant test menu and automation enhancements. The Company is focused on the expansion of existing programs in molecular diagnostics as well as the introduction of new assay and assay platforms through licensing partnerships, acquisitions and internal development. Evidence of the commitment to the development of new diagnostics and applications for those diagnostics was provided in the more than 50 scientific publications and 100 scientific meeting presentations authored by the Company’s scientific team in 2010. Examples of new tests introduced in 2010 include a genomic test for IL28-B that will help physicians predict the rate of response for their patients infected with Hepatitis C; Galectin-3 for use in conjunction with clinical evaluation as an aid in assessing the prognosis of patients with chronic heart failure; and the Company has expanded its next generation sequencing capabilities.

     The Company has continued working with university, hospital and academic institutions such as Duke University, The Johns Hopkins University, the University of Minnesota and Yale University to license and commercialize new diagnostic tests.

Clients

     The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2010, no client or group of clients under the same contract accounted for more than approximately 9% of the Company’s consolidated net sales. The primary client groups serviced by the Company include:

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

     Managed Care Organizations

     The Company serves many MCOs. The various MCOs have different contracting philosophies.  Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified rates. The majority of the Company's managed care testing is negotiated on a fee-for-service basis. Testing is sometimes reimbursed on a capitated basis for MCOs. Under a capitated payment contract, the Company agrees to be paid a flat monthly fee for each covered member for certain laboratory tests performed for covered members during that month. The tests covered under agreements of this type are negotiated for each contract. Many of the national and large regional MCOs prefer to use large independent clinical labs such as the Company because the MCOs can monitor service and performance on a national basis.

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

Payers

     Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. For the year ended December 31, 2010, requisitions (based on the total volume of requisitions excluding the Ontario, Canada joint venture) and average revenue per requisition by payer are as follows:

	Requisition	Revenue
	Volume	per
	as a % of Total	Requisition
Private Patients	1.9%	$166.92
Medicare and Medicaid	18.1%	$48.46
Commercial Clients	31.1%	$37.68
Managed Care	48.9%	$39.06

     A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance.

Investments in Joint Venture Partnerships

     Effective January 1, 2008, the Company acquired additional partnership units in its Ontario, Canada joint venture, bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario, Canada joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enabled the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying noncontrolling interest was recorded as additional noncontrolling interest liability and as a reduction to additional paid-in capital in the consolidated financial statements.

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intended to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $25.2, totals $143.5 at December 31, 2010. At December 31, 2010, $148.1 has been classified as a current liability in the Company’s consolidated balance sheet as the noncontrolling interest that acquired these units has the ability to put its units in the partnership to the Company on December 31, 2011.

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

     Each of the Canadian partnerships owns licenses to conduct diagnostic testing services in its respective provinces. Substantially all of their revenues are received as reimbursement from the provincial governments’ health care programs. While the Canadian licenses guarantee the joint ventures the ability to conduct diagnostic testing in their respective provinces, they do not guarantee that the provincial governments will continue to reimburse diagnostic laboratory testing in future years at current levels. If the provincial governments decide to limit or reduce their reimbursement of laboratory diagnostic services, it could have a negative impact on the profits and cash flows the Company derives from these Canadian joint ventures.

Sales, Marketing and Client Service

     The Company offers its services through a sales force focused on serving the specific needs of customers in different market segments. These market segments generally include Primary Care Obstetrics-Gynecology, Specialty Medicine (e.g. Infectious Disease, Endocrinology, Gastroenterology and Rheumatology), Oncology and Hospitals.

     The Company’s sales force is compensated through a combination of salaries, commissions and bonuses at levels commensurate with each individual’s qualifications, performance and responsibilities. The general sales force is responsible for both new sales and customer retention. This general sales force is also supported by a team of Clinical Specialists who focus on selling esoteric testing and meeting the unique needs of the specialty medicine markets.

     The Company competes primarily on the basis of quality of testing, breadth of menu, price, innovation of services, convenience and access points throughout the nation.

Information Systems

     The Company has developed and implemented information management systems (“IS”) supporting its operations as well as positioning the Company for long-term growth. The Company has implemented standard platforms for its core business services including laboratory, billing, financial and reporting systems. These standard systems ensure consistency and availability on a national scale. With approximately 82% of the Company’s consolidated revenue processed through these systems, the Company’s centralized IS platforms provide tremendous operational efficiencies, enabling the Company to provide consistent, structured, and standardized laboratory results and superior patient care at a national level.

     In response to increased market demand around the need for electronic consumption of laboratory data and a commitment to improving the patient experience, the Company continues to extend its platforms with new capabilities and services. The Company continues to leverage information technology advancements to automate PSC workflow and lab processing, as well as provide patient online appointments, patient health record (“PHR”) integration and increased online access including mobile device access to information and services. Additionally, the Company will continue to improve client connectivity through a new client platform designed to improve lab related workflow such as ordering tests and sharing, viewing and analyzing lab results. The new client product is also available in a mobile edition accessible via iPhone and iPad. This product is a key component of the Company’s connectivity portfolio, whereby the Company provides physicians a choice of tailored solutions that also include robust integration with electronic medical records/electronic health records and PHR applications.

     The focus on the advancement of health information technology is a reflection of the growing demand for self-service, integrated healthcare data and decision support capabilities. The Company’s centralized analytic platform is well positioned to deliver enhanced analytic services and decision support to physicians, hospitals, local communities, state agencies and national networks. The Company believes that this standardized laboratory data will be even more important and valuable to its customers as the Company continues to develop and refine disease management programs that reduce costs and enable better patient care.

Billing

     Billing for laboratory services is a complicated process involving many payers such as MCOs, Medicare, Medicaid, doctors, patients and employer groups, all of which have different billing requirements. In addition, billing process arrangements with third-party administrators may further complicate the billing process.

     The Company utilizes a centralized billing system in the collection of approximately 82% of its accounts receivable. This system generates bills to customers based on the payer type. Client billing is typically generated monthly, whereas patient and third-party billing are typically generated daily. Agings of accounts receivable are then monitored by billing personnel and re-bills and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on the Company's experience with its accounts receivable. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, third party and managed care, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred and the account has been transferred to a third-party collection agency.

     A significant portion of the Company’s bad debt expense is related to accounts receivable from patients. This portion of the Company’s bad debt expense is from the patient’s unwillingness or inability to pay. In 2010, the Company continued its focus on process initiatives to reduce the negative impact of patient accounts receivable by collecting payment at the point of service and refining its internal patient collection cycle. The Company also provides ongoing training for billing personnel to improve collections during phone calls.

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

Quality

     The Company has established a comprehensive quality management program for its laboratories and other facilities designed to assure quality systems and processes are in place to facilitate accurate and timely test results. This includes licensing, credentialing, training and competency of professional and technical staff, and process audits. In addition to the external inspections and proficiency testing programs required by CMS and other regulatory agencies, systems and procedures are in place to emphasize and monitor quality. All of the Company’s regional laboratories are subject to on-site regulatory evaluations, external proficiency testing programs (e.g., the College of American Pathologists - “CAP”), state surveys and the Company's own quality control programs.

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

     Customer Interaction.  Processes to continually improve the customers’ experience with the Company are essential. Use of technology and improvements in workflow within the Company’s PSCs is helping to reduce patient wait times by expediting the patient registration process (LabCorp Patient Appointment Scheduling) and ensuring that appropriate specimens are obtained based upon requested test requirements (LabCorp AccuDraw).

     Specimen Management.  The use of logistics and specimen tracking technology allows the timely transportation, monitoring, validation and storage of specimens. The Company is continually improving its ability to timely collect, transport and track specimens from clients and between LabCorp locations.

     Quality Control.  The Company regularly performs quality control testing by running quality control samples with known values at the same time patient samples are tested. Quality control test results are entered into the Company's computerized quality control database. This allows for real-time monitoring for any statistically and clinically significant analytical differences, and enables technologists and technicians to take immediate and appropriate corrective action prior to release of patient results.

     Internal Proficiency Testing.  The Company has an extensive internal proficiency testing program in which each laboratory receives samples to test. This internal proficiency program serves to test the Company’s analytical and post-analytical phases of laboratory testing service including order entry, requisitioning systems, accuracy, precision of its testing protocols, and technologist/technician performance. This program supplements the external proficiency programs required by the laboratory accrediting agencies.

     Accreditation.  The Company participates in numerous externally-administered quality surveillance programs, including the CAP program. CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which laboratories voluntarily subscribe.  CAP has been granted deemed status authority by CMS to inspect clinical laboratories to determine adherence to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) standards. The CAP program involves both on-site inspections of the laboratory and participation in CAP's proficiency testing program for all categories in which the laboratory is accredited. All of the Company's major laboratories are accredited by CAP. A laboratory’s receipt of accreditation by CAP satisfies the CMS requirement for certification.

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

     The Company’s Tampa, Florida primary testing laboratory and CMBP received ISO 15189:2007 accreditation in January 2010 and February 2011, respectively. The Genzyme Genetics’ laboratories in Phoenix, Arizona and Temple Terrace, Florida are also ISO 15189:2007 accredited. ISO 15189:2007 standard recognizes the technical competence of medical laboratories, thus providing a ready means for customers to find reliable testing and calibration services.

Intellectual Property Rights

     The Company relies on a combination of patents, trademarks, copyrights, trade secrets and nondisclosure and non-competition agreements to establish and protect its proprietary technology. The Company has filed and obtained numerous patents in the U.S. and abroad, and regularly files patent applications, when appropriate, to establish and protect its proprietary technology. From time to time, the Company also licenses U.S. and non-U.S. patents, patent applications, technology, trade secrets, know-how, copyrights or trademarks owned by others. The Company believes, however, that no single patent, technology, trademark, intellectual property asset or license is material to its business as a whole.

Employees

     As of January 31, 2011, the Company had over 31,000 full-time equivalent employees worldwide. Subsidiaries of the Company have three collective bargaining agreements, which cover approximately 600 employees. The Company’s success is highly dependent on its ability to attract and retain qualified employees, and the Company believes that it has good overall relationships with its employees.

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

     On July 26, 2007, the Food and Drug Administration (“FDA”) issued Draft Guidance for Industry, Clinical Laboratories, and FDA Staff: In Vitro Diagnostic Multivariate Index Assays (“the Draft Guidance”). The Draft Guidance announced that devices deemed In Vitro Diagnostic Multivariate Index Assays (“IVDMIAs”) are Class II or Class III devices requiring, among other things, pre-market notification clearance or pre-market approval from FDA. This guidance would change the agency’s historical practice regarding regulation of certain laboratory-developed tests. While the Draft Guidance is still in place, FDA indicated in June 2010 that they would not be issuing final guidance at this time but would, instead, consider exercising greater oversight of laboratory developed test using a risk-based approach. In July 2010 FDA held a series of public meetings regarding issues and stakeholder concerns related to lab developed tests but has taken no further action and issued no further guidance at this time.

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

     Payment for Clinical Laboratory Services

     In 2010, the Company derived approximately 19.4% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs and in other government healthcare programs, in part because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

     Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule that sets the maximum amount payable in each Medicare carrier's jurisdiction. This clinical laboratory fee schedule is updated annually. Laboratories bill the program directly for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Approximately 14.0% of the Company’s revenue is reimbursed under the Medicare clinical laboratory fee schedule.

     Payment under the Medicare fee schedule has been limited from year to year by Congressional action, including imposition of national limitation amounts and freezes on the otherwise applicable annual Consumer Price Index ("CPI") updates. For most diagnostic lab tests, the national limitation is now 74.0% of the national median of all local fee schedules established for each test. Under a provision of the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), the cap is set at 100.0% of the median for tests performed after January 1, 2001 that the Secretary of Health and Human Services determines are new tests for which  no limitation amount has previously been established.

     Following a five year freeze on CPI updates to the clinical lab fee schedule, there was a 1.2% increase in the fee schedule in 2003. In late 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) again imposed a freeze in the CPI update of the clinical lab fee schedule from 2004 through 2008. The MMA freeze expired December 31, 2008. Pursuant to the Medicare Improvements for Patients and Providers Act of 2008, the CPI update for labs for the years 2009 through 2013 would have been reduced by 0.5%. After such reduction, the 2009 CPI update to the clinical laboratory fee schedule was an increase of 4.5% and the 2010 CPI update was a reduction of 1.9%. The comprehensive health care reform legislation enacted in 2010, the ACA included numerous provisions that may fundamentally change the health care delivery system in the United States.  Many of the most significant changes will not take effect until 2014, and their details will be shaped by regulatory efforts that have not yet been proposed. However, the ACA did include provisions that impose Medicare payment reductions on most health care providers, including clinical laboratories. Beginning in 2011, the annual CPI update to the lab fee schedule will be reduced by a “productivity adjustment” that is estimated to be 1.1% to 1.4% each year. In addition, the CPI update will be further reduced by 1.75% in each of 2011 through 2015.

     When Medicare issued its final Physician Fee Schedule rule for 2011, it included a new requirement that all requisitions for tests paid under the Clinical Laboratory Fee Schedule include a physician or qualified non-physician practitioner's signature. Previously, such signatures were not required by Medicare on test requisitions. This new requirement does not apply to tests paid under the Medicare physician fee schedule, such as pathology services, or tests not separately billable. Although the rule was scheduled to go into effect January 1, 2011, CMS announced in December 2010 that because of concerns that some laboratories, physicians and other practitioners were not aware of the requirement or did not understand the new policy, CMS would focus their efforts during the first calendar quarter of 2011 on developing educational and outreach materials to educate those affected by the policy. CMS stated that once its first quarter educational efforts are fully underway, it will expect requisitions to be signed. CMS has recently indicated that it is reconsidering the signature requirement.

     Separate from clinical laboratory services, which generally are reimbursed under the Medicare laboratory fee schedule, many pathology services are reimbursed under the Medicare physician fee schedule. The physician fee schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The physician fee schedule is also subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor would have resulted in significant decreases in payment for most physician services for each year since 2003.  However, since that time Congress has intervened repeatedly to prevent these payment reductions, and the conversion factor has been increased or frozen for the subsequent year. Decreases would continue in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to mandate freezes or increases each year. In late 2008, Congress acted to provide a 1.1% increase in physician fee schedule payments in 2009. The calendar year 2010 update to the conversion factor for the physician fee schedule, based on the statutory formula, was a reduction of 21.2%. To temporarily prevent this reduction to the physician fee schedule, an extension of the 2009 conversion factor through February 28, 2010 was included in the Department of Defense Appropriations Act of 2010 (H.R. 3326), which was passed on December 19, 2009. Most recently, Congress again took action to avert significant physician payment reductions in December 2010, and extended existing Medicare physician rates through the end of 2011. It is not clear when or how Congress will address this issue in the long term. If Congress does not continue to block payment reductions under the statutory formula, significant reductions in the physician fee schedule rates could have an adverse effect on the Company. Approximately 2.1% of the Company’s revenue is reimbursed under the physician fee schedule.

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

     The federal Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and its restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, restrictions on marketing to individuals and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. HITECH also fundamentally changes a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured protected health information is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach. Most of the HITECH provisions were effective February 17, 2010 and it is expected that HHS will issue regulations to clarify many of the new provisions. HHS has already issued regulations governing breach notification, which were effective in September 2009. The Company has revised its policies and procedures and our business associate agreements to comply with the new HITECH Act requirements.

     The standard unique employer identifier regulations require that employers have standard national numbers that identify them on standard transactions. The Employer Identification Number also known as a Federal Tax Identification Number, issued by the Internal Revenue Service, was selected as the identifier for employers and was adopted effective July 30, 2002. The Company believes it is in compliance with these requirements.

     The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for health care providers. The intent of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. The National Provider Identification rule requires that all HIPAA-covered health care providers, whether they are individuals or organizations, must obtain a National Provider Identifier (“NPI”) for use to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number - as well as other provider numbers previously assigned by payers and other entities - for the purpose of identifying providers in standard electronic transactions. The Company believes that it is in compliance with the HIPAA National Provider Identification Rule in all material respects.

     The total cost associated with the requirements of HIPAA is not expected to be material to the Company’s operations or cash flows. There are, however, many unresolved issues in these areas and future interpretations of HIPAA and HITECH could impose significant costs on the Company.

     In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical and financial information. In some cases, state laws are more restrictive than HIPAA and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions after the applicable compliance dates could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement. It increased the civil penalty amounts that may be imposed, required HHS to conduct periodic audits to confirm compliance and also authorized state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. Additionally, numerous other countries have or are developing similar laws governing the collection, use, disclosure and transmission of personal or patient information.

     Fraud and Abuse Laws and Regulations

     Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS’ Office of Inspector General ("OIG"), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government's enforcement efforts have been increasing over the past decade, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Recent amendments to the False Claims Act, as well as other enhancements to the federal fraud and abuse laws enacted as part of the ACA, are widely expected to further increase fraud and abuse enforcement efforts.

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

     Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity’s submission of claims to Medicare or Medicaid that are substantially in excess of that individual or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms "usual charges" and “substantially in excess” in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fisc,” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers.”  Thus, although the OIG did not proceed with its rulemaking, an enforcement action under this statutory exclusion basis is possible and, if pursued, could have an adverse effect on the Company. The enforcement by Medicaid officials of similar state law restrictions also could have a material adverse effect on the Company.

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

     Government payers, such as Medicare and Medicaid, as well as insurers, including MCOs, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services or changes in policy regarding coverage of tests or other requirements for payment, such as a physician or qualified practitioner’s signature on test requisitions, may be implemented from time to time. Reimbursement for the pathology services component of the Company’s business is also subject to statutory and regulatory reduction. Reductions in the reimbursement rates of other third-party payers may occur as well. Such changes in the past have resulted in reduced prices as well as added costs and have decreased test utilization for the clinical laboratory industry by adding more complex new regulatory and administrative requirements. Further changes in federal, state, local and third-party payer regulations or policies may have a material adverse impact on the Company’s business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect upon the Company’s business.

The Company could face significant monetary damages and penalties and/or exclusion from the Medicare and Medicaid programs if it violates health care anti-fraud and abuse laws.

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

     The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. All of the Company’s laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and they utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that the Company include in its safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

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

     Pursuant to HIPAA, the Secretary of HHS has issued regulations designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged.

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

Failure to maintain the security of customer-related information or compliance with security requirements could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation.

     The Company receives certain personal and financial information about its customers. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise in the Company’s security systems that results in customer personal information being obtained by unauthorized persons or the Company’s failure to comply with security requirements for financial transactions could adversely affect the Company’s reputation with its customers and others, as well as the Company’s results of operations, financial condition and liquidity. It could also result in litigation against the Company or the imposition of penalties.

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

     The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company must comply with the laws of those other countries. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the recent enactment of HITECH, it is not possible to predict what the extent of the impact on business will be; however, if the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information it could be subject to monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information.

      HITECH may impose additional obligations on health care entities with respect to data privacy and security.  The Company is unable to predict the extent to which these new obligations may prove technically difficult, time-consuming or expensive to implement.

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

Health care reform changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms or new national or network managed care purchasing models, could have a material adverse impact on the Company’s net revenues and profitability.

     Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person that ordered the test. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company’s net revenues. For the year ended December 31, 2010, requisitions (based on the total volume of requisitions excluding the Ontario, Canada joint venture) by payer were:

•	private patients – 1.9%

•	Medicare and Medicaid – 18.1%,

•	commercial clients – 31.1% and

•	managed care – 48.9%.

     MCOs have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories.  Other MCOs allow any willing provider to be contracted at specified rates. The majority of the Company’s managed care testing is negotiated on a fee-for-service basis at a discount from its patient prices. Such discounts have historically resulted in price erosion and have negatively impacted the Company’s operating margins. In addition, MCOs have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and MCO agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts shift the risk of increased test utilization to the clinical laboratory. For the year ended December 31, 2010, capitated contracts accounted for approximately $155.1 million, or 3.1%, of the Company’s net sales.

     A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance. As patient cost-sharing increases, collectibility may be impacted.

     Recently, certain managed care companies have adopted or expressed interest in adopting new national or laboratory network purchasing models. If the Company is unable to participate in these new models, or if the Company loses a material contract, it could have a material adverse impact on the Company’s net revenues and profitability.

     In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. Pursuant to legislation passed in late 2003, the percentage of Medicare beneficiaries enrolled in Medicare managed care plans has increased. Implementation of the ACA, the health care reform legislation passed last year, also may affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements.

     The Company expects efforts to impose reduced reimbursement and more stringent cost controls by government and other payers to continue. If the Company cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on the Company’s net revenues and profitability.

     As an employer, health care reform legislation also contains numerous regulations that will require the Company to implement significant process and record keeping changes to be in compliance. These changes increase the cost of providing healthcare coverage to employees and their families. Given the uncertainty of the evolving legislation, lack of clarity on the status of reforms, and limited release of regulations to guide compliance, the exact impact to employers including the Company is uncertain.

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

The Company may fail to realize the anticipated revenue growth expected from the acquisition of Genzyme Genetics, which could adversely affect its operating results and the market price of its common stock.

     The success of the acquisition of Genzyme Genetics will depend, in significant part, on the Company’s ability to successfully integrate the acquired business and realize the anticipated benefits to be derived from incorporating Genzyme Genetics into its operations. The Company believes that the acquisition will provide an opportunity for revenue growth in the areas of esoteric testing and personalized medicine. Actual revenue growth, if achieved at all, may be lower than the Company expects and may take longer to achieve than anticipated. If the Company is not able to achieve the anticipated benefits of the acquisition, the value of its common stock may be adversely affected.

The integration of the acquired assets of Genzyme Genetics will be complex and involve a number of risks, and failure to successfully integrate the respective operations could significantly harm the Company’s business and results of operations.

     Because of the structure of the transaction, as an asset carve out from Genzyme Corporation, the Company will not be integrating a stand-alone enterprise with the back-office systems and processes to support the operation of the business. The Company is currently relying upon Genzyme Corporation to provide critical business support services for a transition period and will ultimately have to transfer these activities to internal or third party resources and/or acquire new resources and increase its organizational capacity. Relying upon Genzyme Corporation to perform critical operations and services during this transition period raises a number of significant business and operational risks and there is no assurance that the transition services provided by Genzyme Corporation will be efficient or effective. As a result, integrating the operations of Genzyme Genetics will be complex and there is no assurance that the Company will not encounter material delays or unanticipated costs that could adversely affect its business and results of operations. Successful integration involves numerous risks, including:

•	Maintaining and transitioning relationships with key payers and other customers;
•	Retaining and attracting customers following a period of significant uncertainty associated with the acquired business;
•	Diversion of management attention from business and operational matters;
•	Integrating accounting, information technology, enterprise management and administrative systems which may be difficult or costly;
•	Making significant cash expenditures that may be required to retain personnel or eliminate unnecessary resources; and
•	Maintaining uniform standards, procedures and policies to ensure efficient and compliant administration of the organization.

     The Company could also encounter unanticipated or additional integration-related costs or fail to realize all of the benefits of the acquisition that are included in the Company’s financial model and that drive expectations for future growth and profitability.

A failure to integrate newly acquired businesses and the costs related to such integration could have a material adverse impact on the Company’s net revenues and profitability.

     The successful integration of any business that the Company may acquire entails numerous risks, including, among others:

•	issues related to revenue recognition and/or cash collections;

•	loss of key customers or employees;

•	difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;

•	failure to maintain the quality of services that such companies have historically provided;

•	coordination of geographically-separated facilities and workforces; and

•	diversion of management’s attention from the day-to-day business of the Company.

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

     The Company’s operations may be adversely impacted by the effects of natural disasters such as hurricanes, earthquakes, blizzards and floods, or acts of terrorism or other criminal activities or disease pandemics. Such events may result in a temporary decline in the number of patients who seek laboratory testing services. In addition, such events may temporarily interrupt the Company’s ability to transport specimens, the Company’s information technology systems, the Company’s ability to utilize certain laboratories, and/or the Company’s ability to receive material from its suppliers.

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

     The Company’s operations are dependent upon ongoing demand for diagnostic testing services by patients, physicians, hospitals, MCOs, and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing as well as the ability of patients and other payers to pay for services ordered. In addition, uncertainty in the credit markets could reduce the availability of credit and impact the Company’s ability to meet its financing needs in the future.

Changes in reimbursement by foreign governments and foreign currency exchange fluctuations could have an adverse impact on the Company’s business.

     The Company has business and operations outside the United States. Changes by foreign governments in reimbursement for the Company’s services and foreign currency fluctuations could have an adverse impact on the Company’s business.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2.   PROPERTIES

     The Company operates through a national network of primary laboratories, branches, PSCs and STAT laboratories. The table below summarizes certain information as to the Company’s principal operating and administrative facilities as of December 31, 2010.
Nature of
Location	Occupancy
Primary Laboratories:
Birmingham, Alabama	Leased
Phoenix, Arizona	Leased
Calabasas, California	Leased
Irvine, California	Leased
Los Angeles, California	Leased
Monrovia, California	Leased
Orange, California	Leased
San Diego, California	Leased
San Francisco, California	Leased
Santa Ana, California	Leased
Aurora, Colorado	Leased
Denver, Colorado	Leased
Shelton, Connecticut	Leased
Waltham, Connecticut	Leased
Ft. Myers, Florida	Owned
Tampa, Florida	Leased
Temple Terrace, Florida	Leased
Chicago, Illinois	Leased
Indianapolis, Indiana	Leased
Westborough, Massachusetts	Leased
Eden Prairie, Minnesota	Leased
Southaven, Mississippi	Owned
Kansas City, Missouri	Owned
Cranford, New Jersey	Leased
Raritan, New Jersey	Owned
Santa Fe, New Mexico	Owned
New Hartford, New York	Leased
New York, New York	Leased
Burlington, North Carolina	Owned
Research Triangle Park, North Carolina	Leased
Dublin, Ohio	Owned
Oklahoma City, Oklahoma	Leased
Brentwood, Tennessee	Leased
Knoxville, Tennessee	Leased
Austin, Texas	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
San Antonio, Texas	Leased
Salt Lake City, Utah	Leased
Seattle, Washington	Leased
Milwaukee, Wisconsin	Leased
Charleston, West Virginia	Leased
Mechelen, Belgium	Leased
Edmonton, Canada	Leased
Ontario, Canada	Owned

Corporate Headquarters Facilities:
Burlington, North Carolina	Owned
Burlington, North Carolina	Leased

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

Item 3.   LEGAL PROCEEDINGS

     The Company was a party in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8 million. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case ultimately to the United States Supreme Court. On June 22, 2006, the Supreme Court dismissed the Company’s appeal and the case was remanded to the District Court for further proceedings including resolution of a related declaratory judgment action initiated by the Company addressing the plaintiffs’ claims for post trial damages. On August 15, 2008, the District Court entered judgment in favor of the Company on all of the plaintiffs’ remaining claims. Metabolite Laboratories, Inc. filed an appeal to the Federal Circuit. The Federal Circuit transferred the appeal to the Tenth Circuit Court of Appeals and oral argument was heard on November 17, 2010. On February 2, 2011, the Tenth Circuit Court of Appeals affirmed the District Court judgment in favor of the Company.

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

     As previously reported on May 22, 2006, the Company received a subpoena from the California Attorney General seeking documents related to billing to the state’s Medicaid program. During the third quarter of 2008, the Company received a request from the California Attorney General for additional information. On March 20, 2009, a qui tam lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., which was joined by the California Attorney General and to which the previous subpoena related, was unsealed. The lawsuit was brought against the Company and several other major laboratories operating in California and alleges that the defendants improperly billed the state Medicaid program and, therefore, violated the California False Claims Act. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and expenses. The original complaint was dismissed on the basis of (i) misjoinder and (ii) lack of particularity in the claims and a separate amended complaint was filed against the Company on December 14, 2009. The Company filed an answer to the new complaint on February 5, 2010. The Company participated in mediation on December 6, 2010 and February 10, 2011. The case is currently scheduled for trial on January 30, 2012.

     During the third quarter of 2010, the Company responded to an audit from the California Department of Health Care Services (“DHCS”) of one of the Company’s California laboratories for the period of January 1, 2010 through June 30, 2010. DHCS subsequently indicated that this laboratory charged the Medi-Cal program more than what was charged to other payers for some lab services and that this is inconsistent with DHCS’s current interpretation of California regulations. DHCS provided the Company with a proposed agreement related to the Company’s billing to the Medi-Cal program, including a requirement that the Company charge Medi-Cal the “lowest price” it charges others for a particular laboratory test.  The Company disagrees with DHCS’ contentions and interpretation of its regulations and believes that it has properly charged the Medi-Cal program under all applicable laws and regulations. The Company has subsequently received a self-audit letter and a similar audit request relating to another Company laboratory. The Company is continuing to cooperate with DHCS with respect to the audits.

     In addition, the Company has received three other subpoenas since 2007 related to Medicaid billing. In June 2010, the Company received a subpoena from the State of Florida requesting documents related to its billing to Florida Medicaid. In February 2009, the Company received a subpoena from the Commonwealth of Virginia seeking documents related to the Company’s billing for state Medicaid. In October 2009, the Company received a subpoena from the State of Michigan seeking documents related to its billing to Michigan Medicaid. The Company also responded to an October 2007 subpoena from the United States Office of Inspector General’s regional office in New York and a September 2009 subpoena from the United States Office of Inspector General’s regional office in Massachusetts regarding certain of its billing practices. The Company is cooperating with the requests.

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

     The Company acquired certain assets of Westcliff Medical Laboratories (“Westcliff”) on June 16, 2010. On June 25, 2010, the Company and the Federal Trade Commission (“FTC”) entered into a letter agreement (“Agreement”) whereby the Company agreed to hold the Westcliff business separate and independent of the Company from the date the Company acquired the Westcliff assets until the Agreement was set to terminate on December 3, 2010. The Company subsequently responded to a subpoena and Civil Investigative Demand from the FTC regarding the acquisition. On December 1, 2010, the FTC issued an administrative complaint challenging the Westcliff acquisition (“Administrative Proceeding”). A hearing in the Administrative Proceeding before an FTC administrative law judge is scheduled to begin on May 2, 2011, in Washington, DC and the Company intends to vigorously defend itself in that proceeding. On December 1, 2010, the FTC also filed an action in federal court in the District of Columbia seeking a temporary restraining order and preliminary injunction to prevent the Company from integrating the Westcliff assets upon the expiration of the Agreement. The Company successfully moved for transfer of the federal district court matter to the United States District Court for the Central District of California, and the Company voluntarily agreed to extend the Agreement until the federal district court ruled on the FTC’s request for a preliminary injunction.  On February 22, 2011 the federal district court denied the preliminary injunction and dissolved the temporary restraining order, allowing the Company to integrate the Westcliff assets into its business operations. On February 23, 2011 the FTC filed a notice of appeal to the Ninth Circuit Court of Appeals and a motion with the federal district court requesting a preliminary injunction maintaining the Agreement pending a decision from that appeal. The Company will vigorously defend itself in those proceedings.

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

Item 4.   (REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     The Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LH”.  The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock reported on the NYSE Composite Tape.
	High	Low
Year Ended December 31, 2009
First Quarter	65.90	53.25
Second Quarter	68.09	57.08
Third Quarter	71.29	62.06
Fourth Quarter	76.74	63.81
Year Ended December 31, 2010
First Quarter	77.09	69.49
Second Quarter	83.00	73.12
Third Quarter	78.94	71.58
Fourth Quarter	89.48	75.75

Holders

     On February 18, 2011 there were 401 holders of record of the Common Stock.

Dividends

     The Company has not historically paid dividends on its common stock and does not presently anticipate paying any dividends on its common stock in the foreseeable future. In addition, the Company’s senior credit facilities place certain limits on the payment of dividends. For further information on these limits, please refer to “Financing Activities” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 11 to Consolidated Financial Statements.”

Common Stock Performance

     The Company’s common stock is traded on the NYSE. The graph below shows the cumulative total return assuming an investment of $100 on December 30, 2005 in each of the Company’s common stock, the Standard & Poor’s (the “S&P”) Composite-500 Stock Index and the S&P 400 Health Care Index (the “Peer Group”) and assuming that all dividends were reinvested.

Comparison of Five Year Cumulative Total Return

	12/2005	12/2006	12/2007	12/2008	12/2009	12/2010
Laboratory Corporation of America Holdings	$100	$136	$140	$120	$139	$163
S&P 500 Index	$100	$116	$122	$77	$97	$112
S&P 400 Health Care Index	$100	$99	$112	$75	$101	$124

Issuer Purchases of Equity Securities

     The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 31, 2010, by or on behalf of the Company (dollar amounts in millions):

Maximum
			Total Number	Dollar Value
		Average	of Shares	of Shares
	Total	Price	Repurchased as	that May Yet Be
	Number	Paid	Part of Publicly	Repurchased
	of Shares	Per	Announced	Under
	Repurchased	Share	Program	the Program
October 1 – October 31	--	$--	--	$234.3
November 1 – November 30	--	--	--	234.3
December 1 - December 31	--	--	--	234.3
	--	$--	--

     At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On August 10, 2009, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On February 11, 2010, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On August 9, 2010, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. As of December 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately up to $234.3 of Company common stock. During January 2011, the Company completed its repurchase authorization, representing approximately 2.6 shares of its common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock.

Item 6.	SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the five-year period ended December 31, 2010 are derived from consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

	Year Ended December 31,
	(a)	(b)	(c)	(d)	(e)(f)
	2010	2009	2008	2007	2006
	(In millions, except per share amounts)
Statement of Operations Data:
Net sales	$5,003.9	$4,694.7	$4,505.2	$4,068.2	$3,590.8
Gross profit	2,097.8	1,970.9	1,873.8	1,691.2	1,529.4
Operating income	978.8	935.9	842.9	777.0	697.1
Net earnings attributable to Laboratory
Corporation of America Holdings	558.2	543.3	464.5	476.8	431.6

Basic earnings per common share	$5.42	$5.06	$4.23	$4.08	$3.48
Diluted earnings per common share	$5.29	$4.98	$4.16	$3.93	$3.24

Basic weighted average common
shares outstanding	103.0	107.4	109.7	116.8	124.1
Diluted weighted average common
shares outstanding	105.4	109.1	111.8	121.3	134.7

Balance Sheet Data:
Cash and cash equivalents, and
short-term investments	$230.7	$148.5	$219.7	$166.3	$186.9
Goodwill and intangible assets, net	4,275.4	3,239.3	2,994.8	2,252.9	2,094.2
Total assets	6,187.8	4,837.8	4,669.5	4,368.2	4,000.8
Long-term obligations (g)	2,188.4	1,394.4	1,721.3	1,667.0	1,157.4
Total shareholders' equity	2,466.3	2,106.1	1,688.3	1,725.3	1,977.1

(a)
During 2010, the Company recorded net restructuring charges of $5.8 primarily related to work force reductions and the closing of redundant and underutilized facilities. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the year.

The Company incurred approximately $25.7 in professional fees and expenses in connection with the acquisition of Genzyme Genetics and other acquisition activity, including significant costs associated with the Federal Trade Commission’s review of the Company’s purchase of specified net assets of Westcliff Medical Laboratories, Inc. These fees and expenses are included in selling, general and administrative expenses for the year ended December 31, 2010.

The Company also incurred $7.0 of financing commitment fees (included in interest expense for the year ended December 31, 2010) in connection with the acquisition of Genzyme Genetics.

(b)	During 2009, the Company recorded net restructuring charges of $13.5 primarily related to the closing of redundant and underutilized facilities.

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

(c)
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

(d)	During 2007, the Company recorded net restructuring charges of $50.6 related to reductions in work force and consolidation of redundant and underutilized facilities.

(e)
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

(f)
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

(g)
Long-term obligations primarily include the Company’s zero-coupon convertible subordinated notes, 5 1/2% senior notes due 2013, 5 5/8% senior notes due 2015, 3.125% senior notes due 2016, 4.625% senior notes due 2020, term loan, revolving credit facility and other long-term obligations. The accreted balance of the zero-coupon convertible subordinated notes was $286.7, $292.2, $573.5, $564.4, and $554.4, at December 31, 2010, 2009, 2008, 2007 and 2006, respectively. The balance of the 5 1/2% senior notes, including principal and unamortized portion of a deferred gain on an interest rate swap agreement, was $350.9, $351.3, $351.7, $352.2, and $352.6, at December 31, 2010, 2009, 2008, 2007, and 2006, respectively. The principal balance of the 5 5/8% senior notes was $250.0 at December 31, 2010, 2009, 2008, 2007 and 2006. The principal balance of the 3.125% senior notes was $325.0 at December 31, 2010 and $0 for all other years presented. The principal balance of the 4.625% senior notes was $600.0 at December 31, 2010 and $0 for all other years presented. The term loan was $375.0, $425.0, $475.0, $500.0 and $0 at December 31, 2010, 2009, 2008, 2007 and 2006, respectively. The revolving credit facility was $75.0 and $70.8 at December 31, 2009 and 2008, respectively, and $0 for all other years presented. The remainder of other long-term obligations consisted primarily of mortgages payable with balances of $0.8, $0.9, $0.3, $0.4, and $0.4, at December 31, 2010, 2009, 2008, 2007, and 2006, respectively. Long-term obligations exclude amounts due to affiliates.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in millions)

     General

     During 2010, the Company continued to strengthen its financial performance through pricing discipline, continued growth of its esoteric testing, outcome improvement and companion diagnostics offerings, and expense control.

     On December 1, 2010, the Company acquired Genzyme Genetics, a business unit of Genzyme Corporation, for approximately $925.2 in cash (net of cash acquired). The Genzyme Genetics acquisition was made to expand the Company’s capabilities in reproductive, genetic, hematology-oncology and clinical trials central laboratory testing, enhance the Company’s esoteric testing capabilities and advance the Company’s personalized medicine strategy.

     On October 28, 2010, in conjunction with the acquisition of Genzyme Genetics, the Company entered into a $925.0 bridge term loan credit agreement. The Company replaced and terminated the bridge term loan credit agreement in November 2010 by making an offering in the debt capital markets. On November 19, 2010, the Company sold $925.0 in debt securities, consisting of $325.0 aggregate principal amount of 3.125% Senior Notes due May 15, 2016 and $600.0 aggregate principal amount of 4.625% Senior Notes due November 15, 2020. As of December 31, 2010 the Company incurred $7.0 of financing commitment fees, which is included in interest expense for the year ended December 31, 2010.

     The Company incurred approximately $25.7 in professional fees and expenses in connection with the acquisition of Genzyme Genetics and other acquisition activity, including significant costs associated with the Federal Trade Commission’s review of the Company’s purchase of specified net assets of Westcliff Medical Laboratories, Inc. These fees and expenses are included in selling, general and administrative expenses for the year ended December 31, 2010.

     Due to the normal post-acquisition enrollment process for government payers and contract assignment process for managed care payers, the Company will experience delays in billing for services rendered by Genzyme Genetics. Cash collections, receivable agings and DSO in the first quarter of 2011 will be negatively impacted by these delays. The Company expects the delays to be resolved in due course and the related billings and collections will be brought up-to-date during the second quarter of 2011. The acquisition of Genzyme Genetics is expected to be approximately $0.25 to $0.35 dilutive to the Company’s earnings per share in 2011.

     Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended. Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enabled the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intended to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The contractual value of these puts, in excess of the current noncontrolling interest of $25.2, totaled $143.5 at December 31, 2010. At December 31, 2010, $148.1

has been classified as a current liability in the Company’s consolidated balance sheet as the noncontrolling interest that acquired these units has the ability to put its units in the partnership to the Company on December 31, 2011.

     Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets during the first three years of the agreement. At the end of the reimbursement period, approximately $119.6 of such transition payments have been billed to the Company by UnitedHealthcare and approximately $119.6 has been remitted by the Company. UnitedHealthcare has indicated that there will be no further billings. The Company is amortizing the total transition costs over the life of the contract.

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

Results of Operations (amounts in millions except Revenue Per Requisition info)

Years ended December 31, 2010, 2009, and 2008

     Operating results for the year ended December 31, 2010 were negatively impacted by severe winter weather primarily in the eastern and middle sections of the country during the first quarter of 2010. The Company’s testing facilities were not damaged by the severe winter weather; however, specimen volume was negatively impacted due to patients’ inability to visit doctors’ offices and PSCs – the sources of the majority of testing volume. During the year ended December 31, 2010 inclement weather had an impact on the Company’s results, reducing volumes by an estimated 0.3%, and revenue by an estimated $23.0.

Net Sales

	Years Ended December 31,			% Change
Net sales	2010	2009	2008	2010	2009
Routine Testing	$2,995.4	$2,845.6	$2,777.9	5.3%	2.4%
Genomic and Esoteric Testing	1,728.5	1,601.6	1,478.3	7.9%	8.3%
Ontario, Canada	280.0	247.5	249.0	13.1%	(0.6)%
Total	$5,003.9	$4,694.7	$4,505.2	6.6%	4.2%

	Years Ended December 31,			% Change
Volume	2010	2009	2008	2010	2009
Routine Testing	83.3	84.6	86.0	(1.6)%	(1.6)%
Genomic and Esoteric Testing	27.2	25.8	23.7	5.7%	8.9%
Ontario, Canada	9.1	9.1	8.0	0.4%	12.9%
Total	119.6	119.5	117.7	0.1%	1.5%

	Years Ended December 31,			% Change
Revenue Per Requisition	2010	2009	2008	2010	2009
Routine Testing	$35.96	$33.62	$32.30	7.0%	4.1%
Genomic and Esoteric Testing	$63.48	$62.14	$62.49	2.2%	(0.6)%
Ontario, Canada	$30.68	$27.24	$30.92	12.6%	(11.9)%
Total	$41.82	$39.29	$38.28	6.4%	2.6%

     The increase in net sales for the three years ended December 31, 2010 has been driven primarily by growth in the Company’s managed care business, increased revenue from third parties (Medicare and Medicaid), the Company’s continued shift in test mix to higher-priced genomic and esoteric tests, growth in revenue per requisition in the Company’s routine testing and the impact of acquisitions. Managed care and third party revenue as a percentage of net sales  increased from 59.7% in 2008 to 61.5% in 2010. Genomic and esoteric testing volume as a percentage of total volume increased from 20.1% in 2008 to 22.8% in 2010. The continuing impact of government contracts terminated during 2009 reduced routine testing volume by 1.8% for the year ended December 31, 2010. Revenue per requisition growth was impacted by lost contracts and the recognition of deferred revenue resulting from an amendment to a customer contract, which together improved revenue per requisition by approximately 1.6% in 2010. During the fourth quarter of 2008, the Company recorded a $7.5 cumulative revenue adjustment relating to certain historic overpayments made by Medicare for claims submitted by a subsidiary of the Company that was acquired in 2005. Net sales of the Ontario joint venture were $280.0, $247.5 and $249.0 for the twelve months ended December 31, 2010, 2009 and 2008, respectively, an increase of $32.5 or 13.1% in 2010 and a decrease of $1.5 or 0.6% in 2009. Net sales for the Ontario joint venture were impacted by a weaker U.S. dollar in 2010 and a stronger U.S. dollar in 2009. In Canadian dollars, net sales of the Ontario joint venture increased by CN$7.2 or 2.6% in 2010 and CN$16.9 or 6.4% in 2009.

Cost of Sales	Years Ended December 31,			% Change
	2010	2009	2008	2010	2009
Cost of sales	$2,906.1	$2,723.8	$2,631.4	6.7%	3.5%
Cost of sales as a % of sales	58.1%	58.0%	58.4%

     Cost of sales (primarily laboratory and distribution costs) has increased over the three year period ended December 31, 2010 primarily due to increases in labor, growth in the Company’s Managed Care and third party (Medicare and Medicaid) business, the continued shift in test mix to higher cost genomic and esoteric testing and the impact of acquisitions. As a percentage of sales, cost of sales has decreased during the three year period ended December 31, 2010 from 58.4% in 2008 to 58.1% in 2010. Cost of sales as a percentage of net sales was comparable for 2010 and 2009. The Company’s improved efficiency resulting from lab and PSC automation was offset by lower margins on recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of December 31, 2010. The percentage of cost of sales was maintained even though the Company experienced the loss of revenue as a result of the severe winter weather during the first quarter of 2010. The decrease in cost of sales from 2008 to 2009 as a percentage of net sales was primarily due to operating efficiencies and effective expense controls coupled with the growth of revenue per requisition. Labor and testing supplies comprise over 75% of the Company’s cost of sales.

Selling, General and Administrative Expenses
	Years Ended December 31,			% Change
	2010	2009	2008	2010	2009
Selling, general and administrative
expenses	$1,034.3	$958.9	$935.1	7.9%	2.5%
SG&A as a % of sales	20.7%	20.4%	20.8%

     Total selling, general and administrative expenses (“SG&A”) as a percentage of sales over the three year period ended December 31, 2010 have ranged from 20.4% to 20.8%. Bad debt expense decreased to 4.8% of  net sales in 2010 as compared with 5.3% and 6.2% in 2009 and 2008, respectively. The lower bad debt expense as a percentage of net sales in 2010 and 2009 is primarily due to improved collection trends resulting from process improvement programs within the Company’s billing department and field operations. The higher level of bad debt expense in 2008 was primarily due to the increase in the second quarter of 2008 of $45.0 in the Company’s provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased in 2008 due to the impact of the economy, higher patient deductibles and copayments, and acquisitions on the collectibility of accounts receivable balances.

     The increase in SG&A as a percentage of net sales in 2010 as compared with 2009 is primarily due to acquisition related transaction costs of $25.7 in 2010, expenses from recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of December 31, 2010 and the loss of revenue as a result of the severe winter weather experienced during the first quarter of 2010. In 2009, SG&A included Monogram’s incremental SG&A beginning in August 2009 and acquisition related costs of $2.7 in connection with the Monogram acquisition. As a result of changes to the Company’s defined benefit retirement plan and its PEP which were adopted in the fourth quarter of 2009, the Company recognized a net curtailment charge of $2.8 due to remeasurement of the PEP obligation at December 31, 2009 and the acceleration of unrecognized prior service for that plan. During the fourth quarter of 2008, the Company recorded charges of $3.7 related to the acceleration of the recognition of stock compensation and certain defined benefit plan obligations due to the retirement of the Company’s Executive Vice President of Corporate Affairs which was effective December 31, 2008.

Amortization of Intangibles and Other Assets
	Years Ended December 31,			% Change
	2010	2009	2008	2010	2009
Amortization of intangibles and other
assets	$72.7	$62.6	$57.9	16.1%	8.1%

     The increase in amortization of intangibles and other assets over the three year period ended December 31, 2010 primarily reflects certain acquisitions closed during 2010 and 2009.

Restructuring and Other Special Charges
	Years Ended December 31,
	2010	2009	2008

Restructuring and other special charges	$12.0	$13.5	$37.9

     During 2010, the Company recorded net restructuring charges of $5.8 primarily related to work force reductions and the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and other facility related costs. Of this amount, $8.0 related to severance and other employee costs in connection with certain work force reductions and $3.1 related to contractual obligations associated with leased facilities and other facility related costs. These restructuring initiatives are expected to provide annualized cost savings of approximately $34.7. The Company also reduced its prior restructuring accruals by $5.3, comprised of $4.7 of previously recorded facility costs and $0.6 of employee severance benefits as a result of changes in cost estimates on the restructuring initiatives. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the year.

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

Interest Expense	Years Ended December 31,			% Change
	2010	2009	2008	2010	2009
Interest expense	$70.0	$62.9	$72.0	11.3%	(12.6)%

     The increase in interest expense for 2010 as compared to 2009 was primarily due to the Company incurring $7.0 of bridge financing fees related to the acquisition of Genzyme Genetics and interest incurred since November 2010 on proceeds from the senior notes offerings of $925.0. Other interest related costs decreased due to lower average borrowings outstanding in 2010 as compared with 2009 primarily due to principal payments on the Term Loan Facility. The decrease in interest expense for 2009 as compared to 2008 was primarily driven by lower average borrowings outstanding in 2009 due to principal payments on the Term Loan Facility and the redemption of approximately 50% of the zero-coupon subordinated notes in the second quarter of 2009. Also, the Company’s zero-coupon subordinated notes did not accrue contingent cash interest for the period March 12, 2009 through December 31, 2009.

Equity Method Income
	Years Ended December 31,			% Change
	2010	2009	2008	2010	2009
Equity method income	$10.6	$13.8	$14.4	(23.2)%	(4.2)%

     Equity method income represents the Company’s ownership share in joint venture partnerships along with stock investments in other companies in the clinical diagnostic industry. The decrease in income since 2008 is primarily due to the Company’s share of losses in the Cincinnati, Ohio joint venture and the Canada, China and Western Europe equity method investment.

Income Tax Expense	Years Ended December 31,
	2010	2009	2008
Income tax expense	$344.0	$329.0	$307.9
Income tax expense as a %
of income before tax	37.6%	37.2%	39.2%

     The effective tax rate for 2010 was favorably impacted by a benefit relating to the net decrease in unrecognized income tax benefits. The effective tax rate for 2009 was favorably impacted by adjustments of $21.5 relating to the resolution of certain state tax issues under audit, as well as the realization of foreign tax credits.

Liquidity, Capital Resources and Financial Position

     The Company’s strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company’s principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. This cash-generating capability is one of the Company’s fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. The Company’s senior unsecured credit facilities are further discussed in "Note 11 to Consolidated Financial Statements."

Operating Activities

     In 2010, the Company’s operations provided $883.6 of cash, net of $16.8 in transition payments to UnitedHealthcare, reflecting the Company’s solid business results. The increase in the Company’s cash flow from operations primarily resulted from lower transition payments to UnitedHealthcare. The Company continued to focus on efforts to increase cash collections from all payers and to generate on-going improvements to the claim submission processes.

     The Company made contributions to the defined benefit retirement plan (“Company Plan”) of $0.0, $54.8 and $0.0 in 2010, 2009 and 2008, respectively. In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the Company Plan and the PEP. Both plans have been closed to new participants. Employees participating in the Company Plan and the PEP no longer earn service-based credits, but continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the defined contribution retirement plan (the “401K Plan”) receive a minimum 3% non-elective contribution (“NEC”) concurrent with each payroll period. The NEC replaces the Company match, which has been discontinued. Employees are not required to make a contribution to the 401K Plan to receive the NEC. The NEC is non-forfeitable and vests immediately. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service. Non-elective and discretionary contributions are approximately $25.4 higher in 2010 than the Company’s contributions to its 401K Plan in 2009.

     Projected pension expense for the Company Plan and PEP is expected to decrease from $9.6 in 2010 to $8.9 in 2011. In addition, the Company does not plan to make contributions to the Company Plan during 2011. See “Note 16 to the Consolidated Financial Statements” for a further discussion of the Company’s pension and postretirement plans.

Investing Activities

     Capital expenditures were $126.1, $114.7 and $156.7 for 2010, 2009 and 2008, respectively. The Company expects capital expenditures of approximately $140.0 to $150.0 in 2011. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

     The Company remains committed to growing its business through strategic acquisitions and licensing agreements. The Company has invested a total of $1,738.7 over the past three years in strategic business acquisitions. These acquisitions have helped strengthen the Company’s geographic presence along with expanding capabilities in the specialty testing operations. The Company believes the acquisition market remains attractive with a number of opportunities to strengthen its scientific capabilities, grow esoteric testing capabilities and increase presence in key geographic areas.

     The Company has invested a total of $50.6 over the past three years in licensing new testing technologies (including approximately $49.4 estimated fair market value of technology acquired in certain acquisitions in 2010 and 2009) and had $69.0 net book value of capitalized patents, licenses and technology at December 31, 2010. While the Company continues to believe its strategy of entering into licensing and technology distribution agreements with the developers of leading-edge technologies will provide future growth in revenues, there are certain risks associated with these investments. These risks include, but are not limited to, the failure of the licensed technology to gain broad acceptance in the marketplace and/or that insurance companies, managed care organizations, or Medicare and Medicaid will not approve reimbursement for these tests at a level commensurate with the costs of running the tests. Any or all of these circumstances could result in impairment in the value of the related capitalized licensing costs.

Financing Activities

     On October 26, 2007, the Company entered into senior unsecured credit facilities totaling $1,000.0.  The credit facilities consist of a five-year Revolving Facility in the principal amount of $500.0 and a five-year, $500.0 Term Loan Facility. The balances outstanding on the Company’s Term Loan Facility at December 31, 2010 and 2009 were $375.0 and $425.0, respectively. The balances outstanding on the Company’s Revolving Facility at December 31, 2010 and 2009 were $0.0 and $75.0, respectively.  The senior unsecured credit facilities bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services.

     The senior credit facilities contain certain debt covenants, which require that the Company maintain a leverage ratio of no more than 2.5 to 1.0 and an interest coverage ratio of at least 5.0 to 1.0. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The credit agreement allows payment of dividends provided that the Company is not in default (as defined in the agreement) and its leverage ratio is less than 2.0 to 1.0. The Company is in compliance with all covenants at December 31, 2010.

     On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge.  Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $2.4 and $10.6 at December 31, 2010 and 2009, respectively, and is included in other liabilities in the consolidated balance sheets.

     As of December 31, 2010, the interest rates on the Term Loan Facility and the Revolving Facility were 3.67% and 0.61%, respectively.

     On October 28, 2010, in conjunction with the acquisition of Genzyme Genetics, the Company entered into a $925.0 Bridge Term Loan Credit Agreement, among the Company, the lenders named therein and Citibank, N.A., as administrative agent (the “Bridge Facility”). The Company replaced and terminated the Bridge Facility in November 2010 by making an offering in the debt capital markets. On November 19, 2010, the Company sold $925.0 in debt securities, consisting of $325.0 aggregate principal amount of 3.125% Senior Notes due May 15, 2016 and $600.0 aggregate principal amount of 4.625% Senior Notes due November 15, 2020. Beginning on May 15, 2011, interest on the Senior Notes due 2016 and 2020 is payable semi-annually on May 15 and November 15. On December 1, 2010, the acquisition of Genzyme Genetics was funded by the proceeds from the issuance of these Notes ($915.4) and with cash on hand.

     During 2010, the Company repurchased $337.5 of stock representing 4.5 shares. As of December 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $234.3 of Company common stock. During January 2011, the Company completed its repurchase authorization, representing approximately 2.6 shares of its common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock.

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

     Credit Ratings

     The Company’s debt ratings of Baa2 from Moody’s and BBB+ from Standard and Poor’s contribute to its ability to access capital markets.

Contractual Cash Obligations	Payments Due by Period
			2012-	2014-	2016 and
	Total	2011	2013	2015	thereafter
Operating lease obligations	$480.8	$145.5	$184.1	$78.7	$72.5
Contingent future licensing payments (a)	74.8	7.7	18.0	26.9	22.2
Minimum royalty payments	21.9	2.4	5.9	6.6	7.0
Zero-coupon subordinated notes (b)	286.7	286.7	--	--	--
Scheduled interest payments on Senior Notes	451.8	71.2	132.8	104.0	143.8
Term loan and revolving credit facility	375.0	75.0	300.0	--	--
Long-term debt, other than term loan,
revolving credit facility and zero-coupon
subordinated notes	1,526.7	--	351.7	250.0	925.0
Total contractual cash obligations (c)(d)	$3,217.7	$588.5	$992.5	$466.2	$1,170.5

(a)
Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)
Holders of the zero-coupon subordinated notes may require the Company to purchase in cash all or a portion of their notes on September 11, 2011 at $819.54 per note ($290.6 in the aggregate). Should the holders put the notes to the Company on that date, the Company believes that it will be able to satisfy this contingent obligation with cash on hand, borrowings on the revolving credit facility, and additional financing if necessary. As announced by the Company on January 3, 2011, holders of the zero-coupon subordinated notes may choose to convert their notes during the first quarter of 2011 subject to terms as defined in the note agreement. See “Note 11 to Consolidated Financial Statements” for further information regarding the Company’s zero-coupon subordinated notes.

(c)
The table does not include obligations under the Company’s pension and postretirement benefit plans, which are included in "Note 16 to Consolidated Financial Statements." Benefits under the Company's postretirement medical plan are made when claims are submitted for payment, the timing of which is not practicable to estimate.

(d)
The table does not include the Company’s reserves for unrecognized tax benefits. The Company had a $65.8 and $73.7 reserve for unrecognized tax benefits, including interest and penalties, at December 31, 2010 and 2009, respectively, which is included in “Note 13 to Consolidated Financial Statements.” Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Consolidated Balance Sheets at December 31, 2010 and 2009.

Off-Balance Sheet Arrangements

     The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off balance sheet financing other than normal operating leases.

Other Commercial Commitments

     At December 31, 2010, the Company provided letters of credit aggregating approximately $37.4, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

     Effective January 1, 2008 the Company acquired additional partnership units in its Ontario, Canada (“Ontario”) joint venture for approximately $140.9 in cash (net of cash acquired), bringing the Company’s percentage interest owned to 85.6%. Concurrent with this acquisition, the terms of the joint venture’s partnership agreement were amended.  Based upon the amended terms of this agreement, the Company began including the consolidated operating results, financial position and cash flows of the Ontario joint venture in the Company’s consolidated financial statements on January 1, 2008. The amended joint venture’s partnership agreement also enabled the holders of the noncontrolling interest to put the remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by the Company in 2008, and subject to adjustment based on market value formulas contained in the agreement. The initial difference of $123.0 between the value of the put and the underlying noncontrolling interest was recorded as additional noncontrolling interest liability and as a reduction to additional paid-in capital in the consolidated financial statements.

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intended to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $25.2, totals $143.5 at December 31, 2010. At December 31, 2010, $148.1 has been classified as a current liability in the Company’s consolidated balance sheet as the noncontrolling interest that acquired these units has the ability to put its units in the partnership to the Company on December 31, 2011.

     At December 31, 2010, the Company was a guarantor on approximately $1.6 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately two years.

     Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

New Accounting Pronouncements

     In June 2009, the FASB issued authoritative guidance in connection with adding qualified special purpose entities into the scope of guidance for consolidation of variable interest entities. This literature also modifies the analysis by which a controlling interest of a variable interest entity is determined thereby requiring the controlling interest to consolidate the variable interest entity. A controlling interest exists if a party to a variable interest entity has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of or receive benefits from the entity that could be potentially significant to the variable interest entity. The guidance became effective in 2010. The adoption of the authoritative guidance did not have an impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2010.

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

     The Company has a formal process to estimate and review the collectibility of its receivables based on the period of time they have been outstanding. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level. The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectibility of its receivables. Accounts are written off against the allowance for doubtful accounts based on the Company’s write-off policy (e.g., when they are deemed to be uncollectible).  In the determination of the appropriate level of the allowance, accounts are progressively reserved based on the historical timing of cash collections relative to their respective aging categories within the Company’s receivables. These collection and reserve processes, along with the close monitoring of the billing process, help reduce the risks of material revisions to reserve estimates resulting from adverse changes in collection or reimbursement experience. The following table presents the percentage of the Company’s net accounts receivable outstanding by aging category at December 31, 2010 and 2009:

Days Outstanding	2010	2009
0 – 30	51.1%	47.7%
31 – 60	17.5%	16.8%
61 – 90	9.7%	10.5%
91 – 120	7.2%	6.8%
121 – 150	4.0%	4.4%
151 – 180	3.7%	4.0%
181 – 270	5.8%	7.8%
271 – 360	0.9%	1.7%
Over 360	0.1%	0.3%

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

     The Company Plan covers substantially all employees hired prior to December 31, 2009. The benefits to be paid under the Company Plan are based on years of credited service through December 31, 2009, interest credits and average compensation. The Company also has the PEP which covers its senior management group. Prior to 2010, the PEP provided for the payment of the difference, if any, between the amount of any maximum limitation on annual benefit payments under the Employee Retirement Income Security Act of 1974 and the annual benefit that would be payable under the Company Plan but for such limitation.

     The Company's net pension cost is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined benefit retirement plans were a 5.1% discount rate and a 7.5% expected long-term rate of return on plan assets as of December 31, 2010.

Discount Rate

     The Company evaluates several approaches toward setting the discount rate assumption that is used to value the benefit obligations of its retirement plans. At year-end, priority was given to use of the Citigroup Pension Discount Curve and anticipated cash outflows of each retirement plan were discounted with the spot yields from the Citigroup Pension Discount Curve. A single-effective discount rate assumption was then determined for each retirement plan based on this analysis. A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2010 retirement plan expense of $1.5.

Return on Plan Assets

     In establishing its expected return on plan assets assumption, the Company reviews its asset allocation and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2010 pension expense of $2.5.

     Net pension cost for 2010 was $9.6 as compared with $36.6 in 2009 (including the impact of the $2.8 non-recurring net curtailment charge). The decrease in pension expense in 2010 was due to the changes to the Company Plan and PEP. Projected pension expense for the Company Plan and the PEP is expected to decrease from $9.6 in 2010 to $8.9 in 2011.

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

     The Company is self-insured (up to certain limits) for professional liability claims arising in the normal course of business, generally related to the testing and reporting of laboratory test results. The Company maintains excess insurance which limits the Company’s maximum exposure on individual claims. The Company estimates a liability that represents the ultimate exposure for aggregate losses below those limits. The liability is discounted and is based on a number of assumptions and factors for known and incurred but not reported claims based on an actuarial assessment of the accrual driven by frequency and amount of claims.

    If actual trends differ from these estimates, the financial results could be impacted. Historical trends have not differed materially from these estimates.

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

6.
failure to maintain the security of customer-related information or compliance with security requirements could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation;

7.
failure of the Company, third party payers or physicians to comply with Version 5010 Transactions by January 1, 2012 or the ICD-10-CM Code Set issued by the Department of Health and Human Services and effective for claims submitted as of October 1, 2013;

8.	increased competition, including competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

9.	increased price competition, competitive bidding for laboratory tests and/or changes or reductions to fee schedules;

10.	changes in payer mix, including an increase in capitated reimbursement mechanisms or the impact of a shift to consumer-driven health plans;

11.	failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers;

12.
failure to retain or attract managed care business as a result of changes in business models, including new risk based or network approaches, or other changes in strategy or business models by managed care companies;

13.	failure to effectively integrate and/or manage newly acquired businesses, including Genzyme Genetics, and the cost related to such integrations;

14.	the effects of the acquisition of Genzyme Genetics on the Company’s cash position and levels of indebtedness;

15.	adverse results in litigation matters;

16.	inability to attract and retain experienced and qualified personnel;

17.	failure to maintain the Company’s days sales outstanding and/or bad debt expense levels;

18.	decrease in the Company’s credit ratings by Standard & Poor’s and/or Moody’s;

19.	discontinuation or recalls of existing testing products;

20.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

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

Report of Management on Internal Control Over Financial Reporting

     The Company excluded its wholly-owned subsidiary, Esoterix Genetic Laboratories, LLC (dba Genzyme Genetics), from its assessment of internal control over financial reporting as of December 31, 2010 because its control over this operation was acquired by the Company in a purchase business combination during 2010. The total assets and total revenues of Esoterix Genetic Laboratories, LLC (dba Genzyme Genetics) represented 15.5% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

     The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, the Company's management determined that, as of December 31, 2010, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this annual report, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 as stated in its report, which is included herein immediately preceding the Company’s audited financial statements.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

     The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2011 (the "2011 Proxy Statement") under the caption "Election of Directors." Information regarding executive officers is incorporated by reference to the Company’s 2011 Proxy Statement under the caption "Executive Officers."

     Information concerning the Company’s Audit Committee and regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated by reference to the Company’s 2011 Proxy Statement under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and its Committees – Audit Committee.”

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

     The Audit Committee of the Board of Directors further concluded that Wendy E. Lane and Kerrii B. Anderson have been identified as “audit committee financial experts” as defined by Commission rules and have the “accounting or related financial management expertise” required by the NYSE listing standards.

Item 11.	EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the 2011 Proxy Statement under the captions "Executive Compensation” and “Director Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     See “Note 14 to the Consolidated Financial Statements” for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference to information in the 2011 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management”  and “Equity Compensation Plan Information”.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The information required by this item is incorporated by reference to information in the 2011 Proxy Statement under the captions “Election of Directors” and “Related Party Transactions”.

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the 2011 Proxy Statement under the caption "Principal Accountant Fees and Services."

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

Exhibits:

     Exhibits 10.1 through 10.24 and 10.26 through 10.31 are management contracts or compensatory plans or arrangements.

1.1
Underwriting Agreement, dated November 16, 2010 between Laboratory Corporation of America Holdings and Citigroup Global Markets Inc. as representative of the several Underwriters trustee (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 19, 2010).

2.1
Asset Purchase Agreement by and among Genzyme Corporation and Laboratory Corporation of America Holdings dated as of September 13, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 16, 2010).

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

4.7
Indenture, dated as of November 19, 2010, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 19, 2010).

4.8
First Supplemental Indenture, dated as of November 19, 2010, between the Company and U.S. Bank National Association, as trustee, including the form of the 2016 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 19, 2010).

4.9
Second Supplemental Indenture, dated as of November 19, 2010, between the Company and U.S. Bank National Association, as trustee, including the form of the 2020 Notes (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 19, 2010).

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

10.9	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to the Company’s 1997 Annual Proxy Statement, filed with the Commission on June 6, 1997).
10.10	Amendment to the 1995 Stock Plan for Non-Employee Directors (incorporated herein by reference to Annex I of the Company’s 2001 Annual Proxy Statement, filed with the Commission on April 25, 2001).
10.11
Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Annex I of the Company’s Registration Statement on Form S-8 filed with the Commission on December 13, 1996, File No. 333-17793).

10.12
Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on January 10, 2000, File No. 333-94331).

10.13
Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on May 26, 2004, File No. 333-115905).

10.14
Laboratory Corporation of America Holdings Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Annex I of the Company’s 1999 Annual Proxy Statement filed with the Commission of May 3, 1999).

10.15
Laboratory Corporation of America Holdings 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 5, 2000, File No. 333-38608).

10.16	Amendments to the 2000 Stock Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on June 19, 2002, File No. 333-90764).
10.17
Dynacare Inc., Amended and Restated Employee Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the Commission on August 7, 2002, File No. 333-97745).

10.18
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

10.19	Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.20
First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.21
Third Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan  (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

10.22	Second Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report for the period ended June 30, 2005).

10.23
Third Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.24	Consulting Agreement between Thomas P. Mac Mahon and the Company dated July 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2006).
10.25
$1 Billion Credit Agreement dated as of October 26, 2007, among the Company, the lenders named therein and Credit Suisse, as Administrative Agent, and Credit Suisse Securities (USA) LLC, as Bookrunner and Lead Arranger (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.26
Fourth Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.27	Laboratory Corporation of America Holdings 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2008).
10.28
Laboratory Corporation of America Holdings Amended and Restated Master Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.29
Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.30
First Amendment to the Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.31
Second Amendment to the Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

12.1*	Ratio of earnings to fixed charges

21*	List of Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1*	Power of Attorney of Thomas P. Mac Mahon
24.2*	Power of Attorney of Kerrii B. Anderson
24.3*	Power of Attorney of Jean-Luc Bélingard
24.4*	Power of Attorney of N. Anthony Coles, M.D.
24.5*	Power of Attorney of Wendy E. Lane
24.6*	Power of Attorney of Robert E. Mittelstaedt, Jr.
24.7*	Power of Attorney of Arthur H. Rubenstein, MBBCh
24.8*	Power of Attorney of M. Keith Weikel, Ph.D.
24.9*	Power of Attorney of R. Sanders Williams, M.D.
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101**	Interactive Data File

*	Filed herewith
**	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

	By:	/s/ DAVID P. KING
David P. King
Chairman of the Board, President
and Chief Executive Officer
Dated: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 1, 2011 in the capacities indicated.

Signature	Title

/s/ DAVID P. KING	Chairman of the Board, President and Chief
David P. King	Executive Officer (Principal Executive Officer)

/s/ WILLIAM B. HAYES	Executive Vice President, Chief Financial
William B. Hayes	Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

/s/ THOMAS P. MAC MAHON*	Director
Thomas P. Mac Mahon

/s/ KERRII B. ANDERSON*	Director
Kerrii B. Anderson

/s/ JEAN-LUC BÉLINGARD*	Director
Jean-Luc Bélingard

/s/ N. ANTHONY COLES, M.D.*	Director
N. Anthony Coles, M.D.

/s/ WENDY E. LANE*	Director
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*	Director
Robert E. Mittelstaedt, Jr.

/s/ ARTHUR H. RUBENSTEIN, MBBCH*	Director
Arthur H. Rubenstein, MBBCh

/s/ M. KEITH WEIKEL, PH.D.*	Director
M. Keith Weikel, Ph.D.

/s/ R. SANDERS WILLIAMS, M.D.*	Director
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

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

     As described in the Report of Management on Internal Controls over Financial Reporting appearing under Item 9A, management has excluded Genzyme Genetics from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded Genzyme Genetics from our audit of internal control over financial reporting. Genzyme Genetics is a wholly-owned subsidiary whose total assets and total revenues represent 15.5% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 1, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$230.7	$148.5
Accounts receivable, net of allowance for doubtful
accounts of $149.2 and $173.1 at December 31,
2010 and 2009, respectively	655.6	574.2
Supplies inventories	103.4	90.0
Prepaid expenses and other	95.7	80.1
Deferred income taxes	58.4	42.8
Total current assets	1,143.8	935.6

Property, plant and equipment, net	586.9	500.8
Goodwill, net	2,601.3	1,897.1
Intangible assets, net	1,674.1	1,342.2
Joint venture partnerships and equity method investments	78.5	71.4
Other assets, net	103.2	90.7
Total assets	$6,187.8	$4,837.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257.8	$183.1
Accrued expenses and other	352.9	275.7
Noncontrolling interest	148.1	142.4
Short-term borrowings and current portion of long-term debt	361.7	417.2
Total current liabilities	1,120.5	1,018.4

Long-term debt, less current portion	1,826.7	977.2
Deferred income taxes and other tax liabilities	602.3	577.7
Other liabilities	151.4	158.4
Total liabilities	3,700.9	2,731.7

Commitments and contingent liabilities	--	--
Noncontrolling interest	20.6	--

Shareholders’ equity
Common stock, 102.4 and 105.3 shares outstanding at
December 31, 2010 and 2009, respectively	12.2	12.5
Additional paid-in capital	53.9	36.7
Retained earnings	3,246.6	2,927.9
Less common stock held in treasury	(934.9)	(932.5)
Accumulated other comprehensive income	88.5	61.5
Total shareholders’ equity	2,466.3	2,106.1
Total liabilities and shareholders’ equity	$6,187.8	$4,837.8

The accompanying notes are an integral part of these consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2010	2009	2008

Net sales	$5,003.9	$4,694.7	$4,505.2

Cost of sales	2,906.1	2,723.8	2,631.4

Gross profit	2,097.8	1,970.9	1,873.8

Selling, general and administrative expenses	1,034.3	958.9	935.1
Amortization of intangibles and other assets	72.7	62.6	57.9
Restructuring and other special charges	12.0	13.5	37.9

Operating income	978.8	935.9	842.9

Other income (expenses):
Interest expense	(70.0)	(62.9)	(72.0)
Equity method income, net	10.6	13.8	14.4
Investment income	1.1	1.6	2.5
Other, net	(4.9)	(3.8)	(2.1)

Earnings before income taxes	915.6	884.6	785.7

Provision for income taxes	344.0	329.0	307.9

Net earnings	571.6	555.6	477.8
Less: Net earnings attributable to the
noncontrolling interest	(13.4)	(12.3)	(13.3)

Net earnings attributable to Laboratory
Corporation of America Holdings	$558.2	$543.3	$464.5

Basic earnings per common share	$5.42	$5.06	$4.23

Diluted earnings per common share	$5.29	$4.98	$4.16

The accompanying notes are an integral part of these consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)
					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2007	$13.2	$460.9	$2,028.3	$(897.1)	$120.0	$1,725.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	464.5	--	--	464.5
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	(129.6)	(129.6)
Interest rate swap adjustments	--	--	--	--	(13.5)	(13.5)
Net benefit plan adjustments	--	--	--	--	(81.0)	(81.0)
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	87.4	87.4
Comprehensive earnings						327.8
Issuance of common stock under
employee stock plans	0.1	64.3	--	--	--	64.4
Surrender of restricted stock awards
and performance shares	--	--	--	(32.7)	--	(32.7)
Conversion of zero-coupon convertible debt	--	0.1	--	--	--	0.1
Stock compensation	--	36.2	--	--	--	36.2
Value of noncontrolling interest put	--	(123.0)	--	--	--	(123.0)
Income tax benefit from stock
options exercised	--	20.8	--	--	--	20.8
Purchase of common stock	(0.5)	(221.9)	(108.2)	--	--	(330.6)
BALANCE AT DECEMBER 31, 2008	$12.8	$237.4	$2,384.6	$(929.8)	$(16.7)	$1,688.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	543.3	--	--	543.3
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	93.3	93.3
Interest rate swap adjustments	--	--	--	--	2.9	2.9
Net benefit plan adjustments	--	--	--	--	31.5	31.5
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(49.5)	(49.5)
Comprehensive earnings						621.5
Issuance of common stock under
employee stock plans	--	24.8	--	--	--	24.8
Surrender of restricted stock awards	--	--	--	(2.7)	--	(2.7)
Conversion of zero-coupon convertible debt	0.1	11.3	--	--	--	11.4
Stock compensation	--	36.4	--	--	--	36.4
Income tax benefit adjustments related to
stock options exercised	--	(0.1)	--	--	--	(0.1)
Purchase of common stock	(0.4)	(273.1)	--	--	--	(273.5)
BALANCE AT DECEMBER 31, 2009	$12.5	$36.7	$2,927.9	$(932.5)	$61.5	$2,106.1
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	558.2	--	--	558.2
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	41.3	41.3
Interest rate swap adjustments	--	--	--	--	8.2	8.2
Net benefit plan adjustments	--	--	--	--	(8.3)	(8.3)
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(14.2)	(14.2)
Comprehensive earnings						585.2
Issuance of common stock under
employee stock plans	0.2	83.2	--	--	--	83.4
Surrender of restricted stock awards	--	--	--	(2.4)	--	(2.4)
Conversion of zero-coupon convertible debt	--	1.1	--	--	--	1.1
Stock compensation	--	40.0	--	--	--	40.0
Value of noncontrolling interest put	--	(17.2)	--	--	--	(17.2)
Income tax benefit from stock
options exercised	--	7.6	--	--	--	7.6
Purchase of common stock	(0.5)	(97.5)	(239.5)	--	--	(337.5)
BALANCE AT DECEMBER 31, 2010	$12.2	$53.9	$3,246.6	$(934.9)	$88.5	$2,466.3

The accompanying notes are an integral part of these consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$571.6	$555.6	$477.8
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	203.6	195.1	179.7
Stock compensation	40.0	36.4	36.2
Loss on sale of assets	4.1	2.6	1.1
Accreted interest on zero-coupon subordinated notes	5.8	8.3	11.3
Cumulative earnings less than (in excess of)
distribution from equity method investments	6.3	2.2	(0.6)
Deferred income taxes	12.9	9.6	69.6
Change in assets and liabilities (net of effects
of acquisitions):
(Increase) decrease in accounts receivable (net)	(25.3)	74.0	28.0
Increase in inventories	(5.8)	(4.3)	(8.6)
(Increase) decrease in prepaid expenses and other	(13.5)	5.9	(15.1)
Increase in accounts payable	50.1	22.8	15.9
Increase (decrease) in accrued expenses and other	33.8	(45.8)	(14.4)
Net cash provided by operating activities	883.6	862.4	780.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(126.1)	(114.7)	(156.7)
Proceeds from sale of assets	4.8	0.9	0.5
Deferred payments on acquisitions	(4.5)	(3.3)	(4.1)
Purchases of short-term investments	--	--	(72.8)
Proceeds from sale of short-term investments	--	--	182.7
Acquisition of licensing technology	(0.4)	--	(0.8)
Investments in equity affiliates	(10.0)	(4.3)	--
Acquisition of businesses, net of cash acquired	(1,181.3)	(212.6)	(344.8)
Net cash used for investing activities	(1,317.5)	(334.0)	(396.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes offerings	925.0	--	--
Proceeds from revolving credit facilities	160.0	4.2	145.2
Payments on revolving credit facilities	(235.0)	--	(74.4)
Principal payments on term loan	(50.0)	(50.0)	(25.0)
Payments on zero-coupon subordinated notes	(11.4)	(289.4)	(2.1)
Payments on vendor-financed equipment	(1.3)	(1.5)	--
Increase (decrease) in bank overdraft	--	(5.0)	5.0
Payments on long-term debt	(0.1)	(0.1)	(0.1)
Payment of debt issuance costs	(9.7)	(0.1)	(0.1)
Proceeds from sale of interest in a consolidated subsidiary	137.5	--	--
Cash paid to acquire an interest in a consolidated subsidiary	(137.5)	--	--
Noncontrolling interest distributions	(12.6)	(11.3)	(14.0)
Excess tax benefits from stock based compensation	5.1	0.5	16.2
Net proceeds from issuance of stock to employees	83.4	24.8	64.4
Purchase of common stock	(338.1)	(273.0)	(333.6)
Net cash provided by (used for) financing activities	515.3	(600.9)	(218.5)
Effect of exchange rate changes on cash and cash equivalents	0.8	1.3	(3.1)
Net increase (decrease) in cash and cash equivalents	82.2	(71.2)	163.3
Cash and cash equivalents at beginning of period	148.5	219.7	56.4
Cash and cash equivalents at end of period	$230.7	$148.5	$219.7
The accompanying notes are an integral part of these consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

     Laboratory Corporation of America Holdings with its subsidiaries (the “Company”) is the second largest independent clinical laboratory company in the United States based on 2010 net revenues.  Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche operations based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

     Since its founding in 1971, the Company has grown into a network of 51 primary laboratories and over 1,700 patient service centers along with a network of branches and STAT laboratories. With over 31,000 employees, the Company processes tests on more than 440,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico, Belgium and three provinces in Canada. The Company operates within one reportable segment based on the way the Company manages its business.

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

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency.  Assets and liabilities are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average monthly exchange rates prevailing during the year.  Resulting translation adjustments are included in "Accumulated other comprehensive income.”

Revenue Recognition:

     Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs.  Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2010, 2009 and 2008, approximately 19.4%, 19.1% and 17.7%, respectively, of the Company's revenues were derived directly from the Medicare and Medicaid programs. The Company has capitated agreements with certain managed care customers and recognizes related revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. In 2010, 2009 and 2008, approximately 3.1%, 3.6% and 4.0%, respectively, of the Company's revenues were derived from such capitated agreements.

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

     The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., were approximately $52.2 at December 31, 2010. Cash equivalents at December 31, 2010, totaled $177.4, which includes amounts invested in money market funds, time deposits, municipal, treasury and government funds.

     Substantially all of the Company’s accounts receivable are with companies in the health care industry and individuals. However, concentrations of credit risk are limited due to the number of the Company’s clients as well as their dispersion across many different geographic regions.

     Accounts receivable balances (gross) from Medicare and Medicaid were $125.0 and $106.4 at December 31, 2010 and 2009, respectively.

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

     The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	2010			2009			2008
			Per Share			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$558.2	103.0	$5.42	$543.3	107.4	$5.06	$464.5	109.7	$4.23
Stock options	--	0.6		--	0.5		--	0.7
Restricted stock awards and other	--	0.3		--	0.2		--	0.3
Effect of convertible debt, net of tax	--	1.5		--	1.0		--	1.1
Diluted earnings per share	$558.2	105.4	$5.29	$543.3	109.1	$4.98	$464.5	111.8	$4.16

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,
	2010	2009	2008
Stock options	2.7	4.6	2.4

Stock Compensation Plans:

     The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock awards and performance shares is determined based on the number of shares granted and the quoted price of the Company’s common stock on grant date. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of equity awards that will ultimately vest requires judgment and the Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The cumulative effect on current

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. Actual results and future estimates may differ substantially from the Company’s current estimates.

     See note 14 for assumptions used in calculating compensation expense for the Company’s stock compensation plans.

Cash Equivalents:

     Cash equivalents (primarily investments in money market funds, time deposits, municipal, treasury and government funds which have original maturities of three months or less at the date of purchase) are carried at cost which approximates market.

Inventories:

     Inventories, consisting primarily of purchased laboratory and client supplies, are stated at the lower of cost (first-in, first-out) or market.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no instances of impairment as of December 31, 2010.

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

Derivative Financial Instruments:

     Interest rate swap agreements, which are currently being used by the Company in the management of interest rate exposure, are accounted for at fair value. The Company’s zero-coupon subordinated notes contain two features that are considered to be embedded derivative instruments under authoritative guidance in connection with accounting for derivative instruments and hedging activities. The Company believes these embedded derivatives had no fair value at December 31, 2010 and 2009.

     See note 18 for the Company’s objectives in using derivative instruments and the effect of derivative instruments and related hedged items on the Company’s financial position, financial performance and cash flows.

Fair Value of Financial Instruments:

     Fair value measurements for financial assets and liabilities are determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered fair value hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

     On January 1, 2009, the Company adopted, on a prospective basis, authoritative guidance related to fair value measurements pertaining to nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. This guidance established the authoritative definition of fair value, set out a

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

framework for measuring fair value and expanded the required disclosures about fair value measurement. For more information, see note 17.

Research and Development:

     The Company expenses research and development costs as incurred.

New Accounting Pronouncements:

     In June 2009, the FASB issued authoritative guidance in connection with adding qualified special purpose entities into the scope of guidance for consolidation of variable interest entities. This literature also modifies the analysis by which a controlling interest of a variable interest entity is determined thereby requiring the controlling interest to consolidate the variable interest entity. A controlling interest exists if a party to a variable interest entity has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of or receive benefits from the entity that could be potentially significant to the variable interest entity. The guidance became effective in 2010. The adoption of the authoritative guidance did not have an impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2010.

2.   BUSINESS ACQUISITIONS

     On December 1, 2010, the Company acquired Genzyme Genetics, a business unit of Genzyme Corporation, for approximately $925.2 in cash (net of cash acquired). The Genzyme Genetics acquisition was made to expand the Company’s capabilities in reproductive, genetic, hematology-oncology and clinical trials central laboratory testing, enhance the Company’s esoteric testing capabilities and advance the Company’s personalized medicine strategy.

     The Genzyme Genetics purchase consideration has been allocated to the estimated fair market value of the net assets acquired, including approximately $279.6 in identifiable intangible assets (primarily customer relationships and trade name) with weighted-average useful lives of approximately 23 years; and residual amount of goodwill of approximately $537.8. Approximately $810.5 of the total intangible value will be amortizable for tax purposes over 15 years.

     On October 28, 2010, in conjunction with the acquisition of Genzyme Genetics, the Company entered into a $925.0 bridge term loan credit agreement. The Company replaced and terminated the bridge term loan credit agreement in November 2010 by making an offering in the debt capital markets. On November 19, 2010, the Company sold $925.0 in debt securities, consisting of $325.0 aggregate principal amount of 3.125% Senior Notes due May 15, 2016 and $600.0 aggregate principal amount of 4.625% Senior Notes due November 15, 2020. As of December 31, 2010 the Company incurred $7.0 of financing commitment fees, which is included in interest expense for the year ended December 31, 2010.

     The Company incurred approximately $25.7 in professional fees and expenses in connection with the acquisition of Genzyme Genetics and other acquisition activity, including significant costs associated with the Federal Trade Commission’s review of the Company’s purchase of specified net assets of Westcliff Medical Laboratories, Inc. These fees and expenses are included in selling, general and administrative expenses for the year ended December 31, 2010.

     During the year ended December 31, 2010, the Company also acquired various laboratories and related assets for approximately $256.1 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company’s geographic reach in important market areas and/or enhance the Company’s scientific differentiation and esoteric testing capabilities.

     During the year ended December 31 2009, the Company acquired various other laboratories and related assets for approximately $212.6 in cash (net of cash acquired). The acquisition activity primarily included the acquisition of Monogram Biosciences, Inc. (“Monogram”) effective August 3, 2009 for approximately $160.0 in cash (net of cash acquired). The Monogram acquisition was made to enhance the Company’s scientific differentiation and esoteric testing capabilities and advance the Company’s personalized medicine strategy.

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

     Monogram has an active research and development department, which is primarily focused on the development of oncology and infectious disease technology. As a result of this acquisition, the Company incurred approximately $12.1 and $5.2 of research and development expenses (included in selling, general and administrative expenses) for the years ended December 31, 2010 and 2009, respectively.

     In connection with the Monogram acquisition, the Company incurred approximately $2.7 in transaction fees and expenses (included in selling, general and administrative expenses) for the year ended December 31, 2009.

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

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intended to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $25.2, totals $143.5 at December 31, 2010. At December 31, 2010, $148.1 has been classified as a current liability in the Company’s consolidated balance sheet as the noncontrolling interest that acquired these units has the ability to put its units in the partnership to the Company on December 31, 2011.

     Net sales of the Ontario joint venture were $280.0 (CN$288.5), $247.5 (CN$281.3) and $249.0 (CN$264.4) for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

3. RESTRUCTURING AND OTHER SPECIAL CHARGES

     During 2010, the Company recorded net restructuring charges of $5.8 primarily related to work force reductions and the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and other facility related costs. Of this amount, $8.0 related to severance and other employee costs in connection with certain work force reductions and $3.1 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior restructuring accruals by $5.3, comprised of $4.7 of previously recorded facility costs and $0.6 of employee severance benefits as a result of changes in cost estimates on the restructuring initiatives. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the year.

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

4. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:
	Severance	Lease
	and Other	and Other
	Employee	Facility
	Costs	Costs	Total
Balance as of December 31, 2009	$6.6	$19.0	$25.6
Restructuring charges	8.0	3.1	11.1
Reduction of prior restructuring accruals	(0.6)	(4.7)	(5.3)
Cash payments and other adjustments	(9.1)	(4.5)	(13.6)
Balance as of December 31, 2010	$4.9	$12.9	$17.8

Current			$11.4
Non-current			6.4
			$17.8

5.   JOINT VENTURE PARTNERSHIPS AND EQUITY METHOD INVESTMENTS

     At December 31, 2010 the Company had investments in the following unconsolidated joint venture partnerships and equity method investments:

	Net	Percentage
Locations	Investment	Interest Owned
Joint Venture Partnerships:
Milwaukee, Wisconsin	$9.2	50.00%
Alberta, Canada	60.9	43.37%
Cincinnati, Ohio	0.0	50.00%
Equity Method Investments:
Canada, China and Western Europe	5.4	17.50%
Charlotte, North Carolina	3.0	50.00%

     The joint venture agreements that govern the conduct of business of these partnerships mandates unanimous agreement between partners on all major business decisions as well as providing other participating rights to each partner. The equity method investments represent the Company’s purchase of shares in clinical diagnostic companies. The investments are accounted for under the equity method of

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

accounting as the Company does not have control of these investments. The Company has no material obligations or guarantees to, or in support of, these unconsolidated investments and their operations.

     Condensed unconsolidated financial information for joint venture partnerships and equity method investments is shown in the following table.

As of December 31:	2010	2009
Current assets	$61.9	$35.3
Other assets	48.4	41.4
Total assets	110.3	76.7
Current liabilities	55.6	28.0
Other liabilities	17.9	2.3
Total liabilities	73.5	30.3
Partners' equity	36.8	46.4
Total liabilities and partners’ equity	$110.3	$76.7

For the period January 1 - December 31:	2010	2009	2008
Net sales	$255.5	$212.4	$182.0
Gross profit	73.9	69.6	69.0
Net earnings	20.0	33.3	34.3

     The Company’s recorded investment in the Alberta joint venture partnership at December 31, 2010 includes $48.9 of value assigned to the partnership’s Canadian licenses (with an indefinite life and deductible for tax) to conduct diagnostic testing services in the province.

6.  ACCOUNTS RECEIVABLE, NET
	December 31,	December 31,
	2010	2009
Gross accounts receivable	$804.8	$747.3
Less allowance for doubtful accounts	(149.2)	(173.1)
	$655.6	$574.2

     The provision for doubtful accounts was $241.5, $248.9 and $232.8 in 2010, 2009 and 2008 respectively. In addition, in the second quarter of 2008 the Company recorded a $45.0 increase in its provision for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts was increased due to the impact of the economy, higher patient deductibles and copayments, and acquisitions on the collectibility of accounts receivable balances.

     During the third quarter of 2008, the Company also recorded a special charge of $5.5 related to estimated uncollectible amounts primarily owed by patients in the areas of the Gulf Coast severely impacted by hurricanes similar to losses incurred during the 2005 hurricane season.

7.   PROPERTY, PLANT AND EQUIPMENT, NET
	December 31,	December 31,
	2010	2009
Land	$25.8	$23.4
Buildings and building improvements	125.4	116.7
Machinery and equipment	615.7	584.8
Software	299.2	289.6
Leasehold improvements	171.6	147.0
Furniture and fixtures	51.2	48.4
Construction in progress	95.6	49.8
Equipment under capital leases	3.5	3.5
	1,388.0	1,263.2
Less accumulated depreciation and amortization of capital lease assets	(801.1)	(762.4)
	$586.9	$500.8

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     Depreciation expense and amortization of capital lease assets was $129.1, $130.7 and $120.1 for 2010, 2009 and 2008, respectively, including software depreciation of $32.0, $34.8, and $33.7 for 2010, 2009 and 2008, respectively.

8.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill (net of accumulated amortization) for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance as of January 1	$1,897.1	$1,772.2
Goodwill acquired during the year	704.4	124.1
Adjustments to goodwill	(0.2)	0.8
Goodwill, net	$2,601.3	$1,897.1

     The components of identifiable intangible assets are as follows:

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$1,146.0	$(370.0)	$839.8	$(337.1)
Patents, licenses and technology	144.7	(75.7)	119.2	(62.4)
Non-compete agreements	26.6	(9.4)	39.4	(30.7)
Trade name	123.3	(50.3)	117.7	(41.8)
Canadian licenses	738.9	--	698.1	--
	$2,179.5	$(505.4)	$1,814.2	$(472.0)

     A summary of amortizable intangible assets acquired during 2010, and their respective weighted average amortization periods are as follows:

		Weighted
		Average
		Amortization
	Amount	Period

Customer relationships	$319.9	19.2
Patents, licenses and technology	25.5	0.6
Non-compete agreements	12.8	0.2
Trade name	5.6	--
	$363.8	20.0

   Amortization of intangible assets was $72.7, $62.6 and $57.9 in 2010, 2009 and 2008, respectively.  Amortization expense of intangible assets is estimated to be $85.1 in fiscal 2011, $80.4 in fiscal 2012, $74.7 in fiscal 2013, $71.9 in fiscal 2014, $68.3 in fiscal 2015, and $554.8 thereafter.

     The Company paid $0.4, $0.0 and $0.8 in 2010, 2009 and 2008 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. These amounts are being amortized over the life of the licensing agreements.

     As of December 31, 2010, the Ontario operation has $738.9 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

9.  ACCRUED EXPENSES AND OTHER
	December 31,	December 31,
	2010	2009
Employee compensation and benefits	$188.0	$143.4
Self-insurance reserves	70.8	56.2
Accrued taxes payable	13.8	19.0
Royalty and license fees payable	12.6	6.9
Accrued repurchases of common stock	--	0.5
Restructuring reserves	11.4	15.2
Acquisition related reserves	18.4	5.6
Interest payable	13.0	8.6
Other	24.9	20.3
	$352.9	$275.7

10.  OTHER LIABILITIES
	December 31,	December 31,
	2010	2009
Post-retirement benefit obligation	$42.0	$39.6
Defined benefit plan obligation	52.8	41.4
Restructuring reserves	6.4	10.4
Self-insurance reserves	12.1	12.1
Interest rate swap liability	2.4	10.6
Acquisition related reserves	0.6	1.1
Deferred revenue	7.2	22.5
Other	27.9	20.7
	$151.4	$158.4

11.  DEBT

     Short-term borrowings and current portion of long-term debt at December 31, 2010 and 2009 consisted of the following:
	December 31,	December 31,
	2010	2009
Zero-coupon convertible subordinated notes	$286.7	$292.2
Term loan, current	75.0	50.0
Revolving credit facility	--	75.0
Total short-term borrowings and current portion of long-term debt	$361.7	$417.2

     Long-term debt at December 31, 2010 and 2009 consisted of the following:
	December 31,	December 31,
	2010	2009
Senior notes due 2013	$350.9	$351.3
Senior notes due 2015	250.0	250.0
Senior notes due 2016	325.0	--
Senior notes due 2020	600.0	--
Term loan, non-current	300.0	375.0
Other long-term debt	0.8	0.9
Total long-term debt	$1,826.7	$977.2

Credit Facilities

     On October 26, 2007, the Company entered into senior unsecured credit facilities with Credit Suisse, acting as Administrative Agent, and a group of financial institutions totaling $1,000.0. The credit facilities consist of a five-year Revolving Facility in the principal amount of $500.0 and a five-year, $500.0 Term Loan Facility. The balances outstanding on the Company’s Term Loan Facility at December 31, 2010 and 2009 were $375.0 and $425.0, respectively. The balances outstanding on the Company’s Revolving

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Facility at December 31, 2010 and 2009 were $0.0 and $75.0, respectively. The senior unsecured credit facilities bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor's Ratings Services. The remaining quarterly principal repayments of the Term Loan Facility are $18.8 from March 31, 2011 to September 30, 2012 with $243.8 due on the maturity date of October 26, 2012. At December 31, 2010, future principal repayments under the Term Loan facility are as follows: 2011 - $75.0 and 2012 - $300.0.

     The senior credit facilities are available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other payments. The agreement contains certain debt covenants which require that the Company maintain a leverage ratio of no more than 2.5 to 1.0 and an interest coverage ratio of at least 5.0 to 1.0. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The credit agreement allows payment of dividends provided that the Company is not in default (as defined in the agreement) and its leverage ratio is less than 2.0 to 1.0. The Company is in compliance with all covenants at December 31, 2010.

     On March 31, 2008, the Company entered into a three-year interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $2.4 and $10.6 at December 31, 2010 and 2009, respectively, and is included in other liabilities in the consolidated balance sheets.

     As of December 31, 2010, the effective interest rates on the Term Loan Facility and Revolving Facility were 3.67% and 0.61%, respectively.

Zero-Coupon Convertible Subordinated Notes

     The Company had $354.6 and $368.8 aggregate principal amount at maturity of zero-coupon convertible subordinated notes (the “notes”) due 2021 outstanding at December 31, 2010 and 2009, respectively. The notes, which are subordinate to the Company’s bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 13.4108 shares of the Company’s common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

1)
If the sales price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter reaches specified thresholds (beginning at 120% and declining 0.1282% per quarter until it reaches approximately 110% for the quarter beginning July 1, 2021 of the accreted conversion price per share of common stock on the last day of the preceding quarter). The accreted conversion price per share will equal the issue price of a note plus the accrued original issue discount and any accrued contingent additional principal, divided by the number of shares of common stock issuable upon conversion of a note on that day. The conversion trigger price for the fourth quarter of 2010 was $69.27.

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

     On January 3, 2011, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning January 1, 2011, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Thursday, March 31, 2011.

Senior Notes

     On October 28, 2010, in conjunction with the acquisition of Genzyme Genetics, the Company entered into a $925.0 Bridge Term Loan Credit Agreement, among the Company, the lenders named therein and Citibank, N.A., as administrative agent (the “Bridge Facility”). The Company replaced and terminated the Bridge Facility in November 2010 by making an offering in the debt capital markets. On November 19, 2010, the Company sold $925.0 in debt securities, consisting of $325.0 aggregate principal amount of 3.125% Senior Notes due May 15, 2016 and $600.0 aggregate principal amount of 4.625% Senior Notes due November 15, 2020. Beginning on May 15, 2011, interest on the Senior Notes due 2016 and 2020 is payable semi-annually on May 15 and November 15. On December 1, 2010, the acquisition of Genzyme Genetics was funded by the net proceeds from the issuance of these Notes ($915.4) and with cash on hand.

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

12. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. Common shares issued and outstanding are summarized in the following table:

	2010	2009

Issued	124.5	127.4
In treasury	(22.1)	(22.1)
Outstanding	102.4	105.3

     The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of December 31, 2010.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

      The changes in common shares issued and held in treasury are summarized below:

Common shares issued
	2010	2009	2008
Common stock issued at January 1	127.4	130.3	132.7
Common stock issued under employee stock plans	1.6	0.6	2.2
Common stock issued upon conversion of zero-coupon
subordinated notes	--	0.4	--
Retirement of common stock	(4.5)	(3.9)	(4.6)
Common stock issued at December 31	124.5	127.4	130.3

Common shares held in treasury
	2010	2009	2008
Common shares held in treasury at January 1	22.1	22.1	21.7
Surrender of restricted stock and performance share awards	--	--	0.4
Common shares held in treasury at December 31	22.1	22.1	22.1

Share Repurchase Program

     During fiscal 2010, the Company purchased 4.5 shares of its common stock at a total cost of $337.5. As of December 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $234.3 of Company common stock. During January 2011, the Company completed its repurchase authorization, representing approximately 2.6 shares of its common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock.

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

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign	Net	Interest	Accumulated
	Currency	Benefit	Rate	Other
	Translation	Plan	Swap	Comprehensive
	Adjustments	Adjustments	Adjustments	Earnings
Balance at December 31, 2007	$148.1	$(28.1)	$--	$120.0
Current year adjustments	(129.6)	(81.0)	(13.5)	(224.1)
Tax effect of adjustments	50.1	32.0	5.3	87.4
Balance at December 31, 2008	68.6	(77.1)	(8.2)	(16.7)
Current year adjustments	93.3	31.5	2.9	127.7
Tax effect of adjustments	(36.1)	(12.2)	(1.2)	(49.5)
Balance at December 31, 2009	125.8	(57.8)	(6.5)	61.5
Current year adjustments	41.3	(8.3)	8.2	41.2
Tax effect of adjustments	(14.3)	3.2	(3.1)	(14.2)
Balance at December 31, 2010	$152.8	$(62.9)	$(1.4)	$88.5

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

13.  INCOME TAXES

The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income	2010	2009	2008

Domestic	$876.1	$848.0	$747.8
Foreign	39.5	36.6	37.9
Total pre-tax income	$915.6	$884.6	$785.7

     The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:
	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$269.9	$266.2	$188.1
State	50.4	41.0	39.8
Foreign	10.8	12.2	10.4
	$331.1	$319.4	$238.3
Deferred:
Federal	$12.2	$25.3	$54.0
State	(0.5)	(15.5)	12.8
Foreign	1.2	(0.2)	2.8
	12.9	9.6	69.6
	$344.0	$329.0	$307.9

    The tax benefit associated with option exercises from stock plans reduced taxes currently payable by approximately $7.8, $1.1 and $20.9 in 2010, 2009 and 2008, respectively.  Such benefits are recorded as additional paid-in-capital.

     The effective tax rates on earnings before income taxes are reconciled to statutory federal income tax rates as follows:
	Years Ended December 31,
	2010	2009	2008
Statutory federal rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	3.5	1.9	4.3
Other	(0.9)	0.3	(0.1)
Effective rate	37.6%	37.2%	39.2%

     The effective tax rate for 2010 was favorably impacted by a benefit relating to the net decrease in unrecognized income tax benefits. In 2009, the Company recorded favorable adjustments of $21.5 to its tax provision relating to the resolution of certain state tax issues under audit, as well as the realization of foreign tax credits.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
	December 31,	December 31,
	2010	2009
Deferred tax assets:
Accounts receivable	$2.6	$12.1
Employee compensation and benefits	96.3	72.0
Self insurance reserves	27.1	20.2
Postretirement benefit obligation	16.3	15.4
Acquisition and restructuring reserves	10.2	11.6
Tax loss carryforwards	50.1	45.9
	202.6	177.2
Less: valuation allowance	(11.4)	(3.9)
Net deferred tax assets	$191.2	$173.3

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Deferred tax liabilities:
Deferred earnings	(18.0)	(23.1)
Intangible assets	(343.8)	(336.7)
Property, plant and equipment	(63.3)	(58.5)
Zero-coupon subordinated notes	(145.2)	(136.5)
Currency translation adjustment	(94.3)	(78.0)
Other	(5.1)	(2.2)
Total gross deferred tax liabilities	(669.7)	(635.0)
Net deferred tax liabilities	$(478.5)	$(461.7)

     The Company has state tax loss carryovers of approximately $0.3, which expire in 2010 through 2024. During 2010, $0.2 of state net operating losses expired and such losses had a full valuation allowance. The Company has foreign tax loss carryovers of $7.7 having an indefinite carryover. The foreign tax loss carryovers have a full valuation allowance provided. In addition, the Company has federal tax loss carryovers of approximately $42.1 expiring periodically through 2028. The utilization of these tax loss carryovers is limited due to change of ownership rules. However, at this time the Company expects to fully utilize substantially all federal tax loss carryovers.

     The gross unrecognized income tax benefits were $53.6 and $59.0 at December 31, 2010 and 2009, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

     The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $12.2 and $14.7 as of December 31, 2010 and 2009, respectively. During the years ended December 31, 2010, 2009 and 2008, the Company recognized $4.5, $5.4 and $4.5, respectively, in interest and penalties expense, which was offset by a benefit of $5.4, $4.9 and $1.4, respectively.

     The following table shows a reconciliation of the unrecognized income tax benefits from uncertain tax positions for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance as of January 1	$59.0	$72.5	$55.7
Increase in reserve for tax positions taken in the current year	9.1	10.9	13.4
Increase (decrease) in reserve for tax positions taken in a
prior period	(0.6)	(4.2)	5.2
Decrease in reserve as a result of settlements reached with
tax authorities	(1.3)	(15.7)	(0.6)
Decrease in reserve as a result of lapses in the statute of
limitations	(12.6)	(4.5)	(1.2)
Balance as of December 31	$53.6	$59.0	$72.5

     As of December 31, 2010 and 2009, $54.6 and $60.3, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

14.  STOCK COMPENSATION PLANS

Stock Incentive Plans

     There are currently 23.8 shares authorized for issuance under the 2008 Stock Incentive Plan and the 2000 Stock Incentive Plan. Each of these plans was approved by shareholders. At December 31, 2010, there were 4.0 additional shares available for grant under the Company’s stock option plans.

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

     Changes in options outstanding under the plans for the periods indicated were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Options	per Option	Term	Value
Outstanding at December 31, 2009	6.3	$64.52
Granted	1.8	70.47
Exercised	(1.3)	55.12
Cancelled	(0.2)	71.51
Outstanding at December 31, 2010	6.6	$67.84	7.4	$132.3
Vested and expected to vest
at December 31, 2010	6.5	$67.84	7.4	$130.2
Exercisable at December 31, 2010	3.2	$68.09	6.2	$62.9

   The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

     Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008

Cash received by the Company	$73.7	$14.3	$53.6
Tax benefits realized	$13.2	$2.7	$14.3
Aggregate intrinsic value	$33.4	$7.0	$35.5

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     The following table summarizes information concerning currently outstanding and exercisable options.

Options Outstanding				Options Exercisable
		Weighted Average			Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 6.80 - 59.37	0.9	4.3	$51.41	0.9	$51.41
$59.38 - 67.60	1.7	8.1	$60.33	0.4	$60.42
$67.61 - 75.63	3.0	8.3	$72.67	0.9	$75.63
$75.64 - 80.37	1.0	6.3	$80.17	1.0	$80.31
	6.6	7.4	$67.84	3.2	$68.09

    The following table shows the weighted average grant-date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates:

	2010	2009	2008

Fair value per option	$14.12	$10.85	$13.25
Valuation assumptions
Weighted average expected life (in years)	3.1	3.0	3.2
Risk free interest rate	1.5%	1.1%	2.7%
Expected volatility	0.3	0.2	0.2
Expected dividend yield	0.0%	0.0%	0.0%

     The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company uses historical data to calculate the expected life of the option. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2010, 2009 and 2008, expense related to the Company’s stock option plan totaled $20.7, $18.7 and $17.3, respectively. The 2008 expense amount includes $0.8 related to the acceleration of the recognition of stock compensation as a result of the retirement of an Executive Vice President.

Restricted Stock and Performance Shares

     The Company grants restricted stock and performance shares (“nonvested shares”) to officers, key employees, and non-employee directors under all plans. Restricted stock becomes vested annually in equal one third increments beginning on the first anniversary of the grant. The performance share awards represented a three year award opportunity for the period 2005-2007 and became vested in 2008. A performance share grant in 2008 represents a three year award opportunity for the period 2008-2010 and becomes vested in the first quarter of 2011. A performance share grant in 2009 represents a three year award opportunity for the period of 2009-2011 and becomes vested in the first quarter of 2012. A performance share grant in 2010 represents a three year award opportunity for the period of 2010-2012 and becomes vested in the first quarter of 2013. Performance share awards are subject to certain earnings per share and revenue targets, the achievement of which may increase or decrease the number of shares which the grantee receives upon vesting. The unearned restricted stock and performance share compensation is being amortized to expense over the applicable vesting periods. For 2010, 2009 and 2008, total restricted stock and performance share compensation expense was $16.1, $13.6 and $14.0, respectively. The 2008 expense amount includes $1.2 related to the acceleration of the recognition of stock compensation as a result of the retirement of an Executive Vice President.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     The following table shows a summary of nonvested shares for the year ended December 31, 2010:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	0.5	$69.43
Granted	0.2	70.60
Vested	(0.1)	72.52
Nonvested at December 31, 2010	0.6	68.26

    As of December 31, 2010, there was $20.8 of total unrecognized compensation cost related to nonvested restricted stock and performance share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

     The Company has an employee stock purchase plan, begun in 1997 and amended in 1999, 2004 and 2008, with 4.5 shares of common stock authorized for issuance. The plan permits substantially all employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 0.2 shares were purchased by eligible employees in 2010, 2009 and 2008, respectively. For 2010, 2009 and 2008, expense related to the Company’s employee stock purchase plan was $2.6, $2.7 and $2.9, respectively.

     The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:
	2010	2009	2008

Fair value of the employee’s purchase right	$15.39	$14.28	$16.10
Valuation assumptions
Risk free interest rate	0.2%	0.2%	1.2%
Expected volatility	0.2	0.2	0.3
Expected dividend yield	0.0%	0.0%	0.0%

15.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company was a party in a patent case originally filed by Competitive Technologies, Inc. and Metabolite Laboratories, Inc. in the United States District Court for the District of Colorado. After a jury trial, the district court entered judgment against the Company for patent infringement, with total damages and attorney’s fees payable by the Company of approximately $7.8. The underlying judgment has been paid. The Company vigorously contested the judgment and appealed the case ultimately to the United States Supreme Court. On June 22, 2006, the Supreme Court dismissed the Company’s appeal and the case was remanded to the District Court for further proceedings including resolution of a related declaratory judgment action initiated by the Company addressing the plaintiffs’ claims for post trial damages. On August 15, 2008, the District Court entered judgment in favor of the Company on all of the plaintiffs’ remaining claims. Metabolite Laboratories, Inc. filed an appeal to the Federal Circuit. The Federal Circuit transferred the appeal to the Tenth Circuit Court of Appeals and oral argument was heard on November 17, 2010. On February 2, 2011, the Tenth Circuit Court of Appeals affirmed the District Court judgment in favor of the Company.

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

     As previously reported on May 22, 2006, the Company received a subpoena from the California Attorney General seeking documents related to billing to the state’s Medicaid program. During the third quarter of 2008, the Company received a request from the California Attorney General for additional

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

information. On March 20, 2009, a qui tam lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., which was joined by the California Attorney General and to which the previous subpoena related, was unsealed. The lawsuit was brought against the Company and several other major laboratories operating in California and alleges that the defendants improperly billed the state Medicaid program and, therefore, violated the California False Claims Act. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and expenses. The original complaint was dismissed on the basis of (i) misjoinder and (ii) lack of particularity in the claims and a separate amended complaint was filed against the Company on December 14, 2009. The Company filed an answer to the new complaint on February 5, 2010. The Company participated in mediation on December 6, 2010 and February 10, 2011. The case is currently scheduled for trial on January 30, 2012.

     During the third quarter of 2010, the Company responded to an audit from the California Department of Health Care Services (“DHCS”) of one of the Company’s California laboratories for the period of January 1, 2010 through June 30, 2010. DHCS subsequently indicated that this laboratory charged the Medi-Cal program more than what was charged to other payers for some lab services and that this is inconsistent with DHCS’s current interpretation of California regulations. DHCS provided the Company with a proposed agreement related to the Company’s billing to the Medi-Cal program, including a requirement that the Company charge Medi-Cal the “lowest price” it charges others for a particular laboratory test.  The Company disagrees with DHCS’ contentions and interpretation of its regulations and believes that it has properly charged the Medi-Cal program under all applicable laws and regulations. The Company has subsequently received a self-audit letter and a similar audit request relating to another Company laboratory. The Company is continuing to cooperate with DHCS with respect to the audits.

     In addition, the Company has received three other subpoenas since 2007 related to Medicaid billing. In June 2010, the Company received a subpoena from the State of Florida requesting documents related to its billing to Florida Medicaid. In February 2009, the Company received a subpoena from the Commonwealth of Virginia seeking documents related to the Company’s billing for state Medicaid. In October 2009, the Company received a subpoena from the State of Michigan seeking documents related to its billing to Michigan Medicaid. The Company also responded to an October 2007 subpoena from the United States Office of Inspector General’s regional office in New York and a September 2009 subpoena from the United States Office of Inspector General’s regional office in Massachusetts regarding certain of its billing practices. The Company is cooperating with the requests.

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

     The Company acquired certain assets of Westcliff Medical Laboratories (“Westcliff”) on June 16, 2010. On June 25, 2010, the Company and the Federal Trade Commission (“FTC”) entered into a letter agreement (“Agreement”) whereby the Company agreed to hold the Westcliff business separate and independent of the Company from the date the Company acquired the Westcliff assets until the Agreement was set to terminate on December 3, 2010. The Company subsequently responded to a subpoena and Civil Investigative Demand from the FTC regarding the acquisition. On December 1, 2010, the FTC issued an administrative complaint challenging the Westcliff acquisition (“Administrative Proceeding”). A hearing in the Administrative Proceeding before an FTC administrative law judge is scheduled to begin on May 2, 2011, in Washington, DC and the Company intends to vigorously defend itself in that proceeding. On December 1, 2010, the FTC also filed an action in federal court in the District of Columbia seeking a temporary restraining order and preliminary injunction to prevent the Company from integrating the Westcliff assets upon the expiration of the Agreement. The Company successfully moved for transfer of the federal district court matter to the United States District Court for the Central District of California, and the Company voluntarily agreed to extend the Agreement until the federal district court ruled on the FTC’s request for a preliminary injunction.  On February 22, 2011 the federal district court denied the preliminary injunction and dissolved the temporary restraining order, allowing the Company to integrate the Westcliff assets into its business operations. On February 23, 2011 the FTC filed a notice of appeal to the Ninth Circuit Court of Appeals and a motion with the federal district court requesting a preliminary injunction maintaining the Agreement pending a decision from that appeal. The Company will vigorously defend itself in those proceedings.

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

     Effective January 1, 2007, the Company commenced its successful implementation of its ten-year agreement with United Healthcare Insurance Company (“UnitedHealthcare”) and became its exclusive national laboratory provider. During the first three years of the ten-year agreement, the Company committed to reimburse UnitedHealthcare up to $200.0 for transition costs related to developing expanded networks in defined markets during the first three years of the agreement. At the end of the reimbursement period, approximately $119.6 of such transition payments have been billed to the Company by UnitedHealthcare and approximately $119.6 has been remitted by the Company. UnitedHealthcare has indicated that there will be no further billings. The Company is amortizing the total transition costs over the life of the contract.

     Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 2010, the Company had provided letters of credit aggregating approximately $37.4, primarily in connection with certain insurance programs. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

     The Company leases various facilities and equipment under non-cancelable lease arrangements.  Future minimum rental commitments for leases with non-cancelable terms of one year or more at December 31, 2010 are as follows:

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Operating
2011	$148.4
2012	112.1
2013	73.6
2014	50.6
2015	29.0
Thereafter	74.2
Total minimum lease payments	487.9
Less:
Amounts included in restructuring and acquisition related accruals	(6.9)
Non-cancelable sub-lease income	(0.2)
Total minimum operating lease payments	$480.8

     Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $202.1, $182.9 and $175.1 for the years ended December 31, 2010, 2009 and 2008, respectively.

     At December 31, 2010, the Company was a guarantor on approximately $1.6 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately two years.

16.  PENSION AND POSTRETIREMENT PLANS

Pension Plans

     In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the defined benefit retirement plan (the "Company Plan") and the nonqualified supplemental retirement plan (the “PEP”). Both plans have been closed to new participants. Employees participating in the Company Plan and the PEP no longer earn service-based credits, but continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the defined contribution retirement plan (the “401K Plan”) receive a minimum 3% non-elective contribution (“NEC”) concurrent with each payroll period. The NEC replaces the Company match, which has been discontinued. Employees are not required to make a contribution to the 401K Plan to receive the NEC. The NEC is non-forfeitable and vests immediately. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service.

     The Company believes these changes to the Company Plan, the PEP and its 401K Plan align the Company’s retirement plan strategy with prevailing industry practices and reduce the impact of market volatility on the Company Plan.

     The Company’s 401K Plan covers substantially all employees. Prior to 2010, Company contributions to the plan were based on a percentage of employee contributions. In 2010, the Company made non-elective and discretionary contributions to the plan. The cost of this plan was $40.6, $15.2 and $15.5 in 2010, 2009 and 2008, respectively. The increase in 401K costs and contributions was due to the non-elective and discretionary contributions made by the Company in 2010.

     In addition, the Company Plan covers substantially all employees hired prior to December 31, 2009. The benefits to be paid under the Company Plan are based on years of credited service through December 31, 2009, interest credits and average compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations. The Company made contributions to the Company Plan of $0.0, $54.8 and $0.0 in 2010, 2009 and 2008, respectively.

     The PEP covers the Company’s senior management group. Prior to 2010, the PEP provided for the payment of the difference, if any, between the amount of any maximum limitation on annual benefit payments under the Employee Retirement Income Security Act of 1974 and the annual benefit that would be payable under the Company Plan but for such limitation. Effective January 1, 2010, employees participating in the PEP no longer earn service-based credits. The PEP is an unfunded plan.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Projected pension expense for the Company Plan and the PEP is expected to decrease from $9.6 in 2010 to $8.9 in 2011. In addition, the Company does not plan to make contributions to the Company Plan during 2011.

     The effect on operations for both the Company Plan and the PEP are summarized as follows:

	Year ended December 31,
	2010	2009	2008
Service cost for benefits earned	$2.6	$20.8	$20.0
Interest cost on benefit obligation	18.1	18.3	17.2
Expected return on plan assets	(18.5)	(17.3)	(22.2)
Net amortization and deferral	7.4	12.0	2.8
Curtailment cost	--	2.8	--
Executive retirement charge	--	--	1.7
Defined benefit plan costs	$9.6	$36.6	$19.5

     Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $109.3. The accumulated other comprehensive earnings that are expected to be recognized as components of the defined benefit plan costs during 2011 are $7.8 related to amortization of net loss.

     A summary of the changes in the projected benefit obligations of the Company Plan and the PEP are summarized as follows:

	2010	2009
Balance at January 1	$328.0	$292.7
Service cost	2.6	20.8
Interest cost	18.1	18.3
Actuarial loss	24.8	24.1
Amendments	--	0.9
Benefits and administrative expenses paid	(25.3)	(24.1)
Plan curtailment	--	(4.7)
Balance at December 31	$348.2	$328.0

     The Accumulated Benefit Obligation was $348.2 and $328.0 at December 31, 2010 and 2009, respectively.

     A summary of the changes in the fair value of plan assets follows:

	2010	2009
Fair value of plan assets at beginning of year	$259.3	$170.1
Actual return on plan assets	29.3	57.4
Employer contributions	1.1	55.9
Benefits and administrative expenses paid	(25.3)	(24.1)
Fair value of plan assets at end of year	$264.4	$259.3

     Weighted average assumptions used in the accounting for the Company Plan and the PEP are summarized as follows:

	2010	2009	2008
Discount rate	5.1%	5.8%	6.5%
Compensation increases	--%	--%	3.5%
Expected long term rate of return	7.5%	7.5%	8.5%

     The Company maintains an investment policy for the management of the Company Plan’s assets. The objective of this policy is to build a portfolio designed to achieve a balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. The target allocations for plan assets are 55% equity securities, 40% fixed income securities and 5% in other assets. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies located in the United States and to a lesser extent international equities in developed and emerging countries. Fixed income securities primarily include U.S. Treasury securities, mortgage-backed bonds and corporate bonds of companies

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

from diversified industries. Other assets include investments in commodities. The weighted average expected long-term rate of return for the Company Plan’s assets is as follows:
		Weighted
		Average
		Expected
		Long-Term
	Target	Rate
	Allocation	of Return
Equity securities	55.0%	5.0%
Fixed income securities	40.0%	2.0%
Other assets	5.0%	0.5%

     The fair values of the Company Plan’s assets at December 31, 2010 and 2009, by asset category are as follows:

	Fair value	Fair Value Measurements as of
	as of	December 31, 2010
	December 31,	Using Fair Value Hierarchy
Asset Category	2010	Level 1	Level 2	Level 3

Cash	$2.3	$2.3	$--	$--
Equity securities:
U.S. large cap - blend (a)	62.7	--	62.7	--
U.S. mid cap - blend (b)	26.7	--	26.7	--
U.S. small cap - blend (c)	9.8	--	9.8	--
International - developed	37.5	--	37.5	--
International - emerging	8.2	--	8.2	--
Commodities index (d)	15.0	--	15.0	--
Fixed income securities:
U.S. fixed income (e)	102.2	--	102.2	--
Total fair value of the Company Plan’s assets	$264.4	$2.3	$262.1	$--

	Fair value	Fair Value Measurements as of
	as of	December 31, 2009
	December 31,	Using Fair Value Hierarchy
Asset Category	2009	Level 1	Level 2	Level 3

Cash	$13.8	$13.8	$--	$--
Equity securities:
U.S. large cap - blend (a)	80.5	--	80.5	--
U.S. small cap - blend (c)	23.3	--	23.3	--
International - developed	32.5	--	32.5	--
International - emerging	7.1	--	7.1	--
Fixed income securities:
U.S. fixed income (e)	102.1	--	102.1	--
Total fair value of the Company Plan’s assets	$259.3	$13.8	$245.5	$--

a)	This category represents an equity index fund not actively managed that tracks the S&P 500.
b)	This category represents an equity index fund not actively managed that tracks the S&P mid-cap 400.
c)	This category represents an equity index fund not actively managed that tracks the Russell 2000.
d)	This category represents a commodities index fund not actively managed that tracks the Dow Jones - UBS Commodity Index.
e)	This category primarily represents a bond index fund not actively managed that tracks the Barclays Capital U.S. Aggregate Index.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

     The following assumed benefit payments under the Company Plan and PEP, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2011	$23.2
2012	22.6
2013	22.9
2014	22.7
2015	23.3
Years 2016-2020	119.7

Post-retirement Medical Plan

     The Company assumed obligations under a subsidiary's post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Year ended December 31,
	2010	2009	2008
Service cost for benefits earned	$0.3	$0.3	$0.4
Interest cost on benefit obligation	2.3	2.3	2.7
Net amortization and deferral	(0.9)	(1.7)	(1.7)
Post-retirement medical plan costs	$1.7	$0.9	$1.4

     Amounts included in accumulated other comprehensive earnings consist of unamortized net gain of $4.3. The accumulated other comprehensive earnings that are expected to be recognized as components of the post-retirement medical plan costs during 2011 are ($0.1) related to amortization of net gain.

     A summary of the changes in the accumulated post-retirement benefit obligation follows:

	2010	2009
Balance at January 1	$39.6	$36.7
Service cost for benefits earned	0.3	0.3
Interest cost on benefit obligation	2.3	2.3
Participants contributions	0.4	0.4
Actuarial loss	0.8	1.4
Benefits paid	(1.4)	(1.5)
Balance at December 31	$42.0	$39.6

     The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation was 5.4% and 6.0% as of December 31, 2010 and 2009, respectively. The health care cost trend rate was assumed to be 7.5% and 8.0% as of December 31, 2010 and 2009, respectively, declining gradually to 5.0% in the year 2016. The health care cost trend rate has a significant effect on the amounts reported. The impact of a percentage point change each year in the assumed health care cost trend rates would change the accumulated post-retirement benefit obligation as of December 31, 2010 by an increase of $5.9 or a decrease of $4.9. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the 2010 post-retirement benefit costs results in an increase of $0.4 or decrease of $0.3.

     The following assumed benefit payments under the Company's post-retirement benefit plan, which reflect expected future service, as appropriate, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2011	$1.7
2012	1.7
2013	1.8
2014	1.9
2015	2.1
Years 2016-2020	12.3

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

17.   FAIR VALUE MEASUREMENTS

     The Company’s population of financial assets and liabilities subject to fair value measurements as of December 31, 2010 and 2009 are as follows:

	Fair value	Fair Value Measurements as of
	as of	December 31, 2010
	December 31,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Noncontrolling interest puts	$168.7	$--	$168.7	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	2.4	--	2.4	--
Total fair value of derivatives	$2.4	$--	$2.4	$--

	Fair value	Fair Value Measurements as of
	as of	December 31, 2009
	December 31,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Noncontrolling interest put	$142.4	$--	$142.4	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	10.6	--	10.6	--
Total fair value of derivatives	$10.6	$--	$10.6	$--

     The noncontrolling interest puts are valued at their contractually determined values, which approximate fair values. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $419.5 and $374.6 as of December 31, 2010 and 2009, respectively. The fair market value of the senior notes, based on market pricing, was approximately $1,549.8 and $645.2 as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the estimated fair market value of the Company’s variable rate debt of $370.1 and $486.4, respectively, was estimated by calculating the net present value of related cash flows, discounted at current market rates.

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

Interest Rate Swap

     The Company has an interest rate swap agreement with a remaining term of approximately two years to hedge variable interest rate risk on the Company’s variable interest rate term loan. On a quarterly basis under the swap, the Company pays a fixed rate of interest (2.92%) and receives a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

term loan balance outstanding. The swap has been designated as a cash flow hedge. Accordingly, the Company recognizes the fair value of the swap in the consolidated balance sheets and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $2.4 and $10.6 at December 31, 2010 and 2009, respectively, and is included in other liabilities in the consolidated balance sheets.

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

     The Company believes these embedded derivatives had no fair value at December 31, 2010 and 2009. These embedded derivatives also had no impact on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.

     The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments (interest rate swap liability derivative) as of December 31, 2010 and 2009, respectively:

	Fair Value as of
	December 31,
Balance Sheet Location	2010	2009
Other liabilities	$2.4	$10.6

     The following table summarizes the effect of the interest rate swap on other comprehensive income for the years ended December 31, 2010 and 2009:

	2010	2009
Effective portion of derivative gain	$8.2	$2.9

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

20.  SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2010	2009	2008

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$55.5	$50.7	$56.1
Income taxes, net of refunds	355.0	304.1	211.8
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance shares	2.4	2.7	32.7
Accrued repurchases of common stock	(0.5)	0.5	(3.0)
Purchase of equipment in accrued expenses	--	2.8	--

21.  QUARTERLY DATA (UNAUDITED)

     The following is a summary of unaudited quarterly data:

	Year ended December 31, 2010
	1st	2nd	3rd	4th	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$1,193.6	$1,238.4	$1,276.5	$1,295.4	$5,003.9
Gross profit	506.9	533.6	527.7	529.6	2,097.8
Net earnings attributable to Laboratory
Corporation of America Holdings	132.7	153.7	140.0	131.8	558.2

Basic earnings per common share	1.27	1.48	1.37	1.29	5.42
Diluted earnings per common share	1.25	1.46	1.34	1.26	5.29

	Year ended December 31, 2009
	1st	2nd	3rd	4th	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$1,155.7	$1,188.8	$1,185.1	$1,165.1	$4,694.7
Gross profit	489.4	507.4	498.1	476.0	1,970.9
Net earnings attributable to Laboratory
Corporation of America Holdings	132.8	136.4	131.4	142.7	543.3

Basic earnings per common share	1.23	1.26	1.22	1.35	5.06
Diluted earnings per common share	1.22	1.24	1.21	1.33	4.98

 Schedule II

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2010, 2009 and 2008
(Dollars in millions)

		Additions
	Balance	Charged	Additions	(1)
	at	to	as a	Other	Balance
	beginning	Costs and	Result of	(Deductions)	at end
	of year	Expense	Acquisitions	Additions	of year

Year ended December 31, 2010:
Applied against asset accounts:

Allowance for
doubtful accounts	$173.1	$241.5	$--	$(265.4)	$149.2

Valuation allowance-
deferred tax assets	$3.9	$7.7	$--	$(0.2)	$11.4

Year ended December 31, 2009:
Applied against asset accounts:

Allowance for
doubtful accounts	$161.0	$248.9	$4.8	$(241.6)	$173.1

Valuation allowance-
deferred tax assets	$3.9	$--	$--	$--	$3.9

Year ended December 31, 2008:
Applied against asset accounts:

Allowance for
doubtful accounts	$92.5	$283.3	$5.9	$(220.7)	$161.0

Valuation allowance-
deferred tax assets	$3.9	$--	$--	$--	$3.9

(1) Other (Deductions) Additions consists primarily of write-offs of accounts receivable amounts.