Form 10-K/A
period 2010-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2011-03-07
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

     The sole purpose of this Amendment No. 1 on Form 10-K/A to Laboratory Corporation of America Holdings' Form 10-K for the fiscal year ended December 31, 2010 (the "Form 10-K") is to update Exhibit 15 to furnish the interactive data files as Exhibit 101. Exhibit 101 to this report provides the following items from the Company's Form 10-K formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements and (vi) the Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves.

     Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those Sections. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this amendment

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

12.1*	Ratio of earnings to fixed charges

21*	List of Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1*	Power of Attorney of Thomas P. Mac Mahon
24.2*	Power of Attorney of Kerrii B. Anderson
24.3*	Power of Attorney of Jean-Luc Bélingard
24.4*	Power of Attorney of N. Anthony Coles, M.D.
24.5*	Power of Attorney of Wendy E. Lane
24.6*	Power of Attorney of Robert E. Mittelstaedt, Jr.
24.7*	Power of Attorney of Arthur H. Rubenstein, MBBCh
24.8*	Power of Attorney of M. Keith Weikel, Ph.D.
24.9*	Power of Attorney of R. Sanders Williams, M.D.
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definiton Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

	By:	/s/ DAVID P. KING
David P. King
Chairman of the Board, President
and Chief Executive Officer
Dated: March 7, 2011