Form 10-Q
period 2011-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2011-05-04
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2011
OR
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

The number of shares outstanding of the issuer's common stock is 100.2 million shares, net of treasury stock as of April 26, 2011.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

Condensed Consolidated Statements of Operations
Three month periods ended March 31, 2011 and 2010

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three months ended March 31, 2011 and 2010

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2011 and 2010

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$195.4	$230.7
Accounts receivable, net of allowance for doubtful
accounts of $172.7 and $149.2 at March 31, 2011
and December 31, 2010, respectively	717.3	655.6
Supplies inventories	98.0	103.4
Prepaid expenses and other	71.8	95.7
Deferred income taxes	65.1	58.4
Total current assets	1,147.6	1,143.8

Property, plant and equipment, net	579.5	586.9
Goodwill, net	2,613.0	2,601.3
Intangible assets, net	1,676.7	1,674.1
Joint venture partnerships and equity method investments	82.6	78.5
Other assets, net	102.2	103.2
Total assets	$6,201.6	$6,187.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215.4	$257.8
Accrued expenses and other	435.2	352.9
Noncontrolling interest	152.3	148.1
Short-term borrowings and current portion of long-term debt	396.8	361.7
Total current liabilities	1,199.7	1,120.5

Long-term debt, less current portion	1,807.9	1,826.7
Deferred income taxes and other tax liabilities	617.2	602.3
Other liabilities	155.2	151.4
Total liabilities	3,780.0	3,700.9

Commitments and contingent liabilities	--	--
Noncontrolling interest	21.2	20.6

Shareholders’ equity
Common stock, 100.2 and 102.4 shares outstanding at
March 31, 2011 and December 31, 2010, respectively	12.0	12.2
Additional paid-in capital	17.7	53.9
Retained earnings	3,203.7	3,246.6
Less common stock held in treasury	(937.6)	(934.9)
Accumulated other comprehensive income	104.6	88.5
Total shareholders’ equity	2,400.4	2,466.3
Total liabilities and shareholders’ equity	$6,201.6	$6,187.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$1,368.4	$1,193.6

Cost of sales	800.0	686.7

Gross profit	568.4	506.9

Selling, general and administrative expenses	282.8	246.0
Amortization of intangibles and other assets	21.9	17.4
Restructuring and other special charges	27.9	9.3

Operating income	235.8	234.2

Other income (expenses):
Interest expense	(24.0)	(14.6)
Equity method income, net	1.5	3.8
Investment income	0.3	0.3
Other, net	0.1	(0.6)

Earnings before income taxes	213.7	223.1

Provision for income taxes	83.1	86.9

Net earnings	130.6	136.2
Less: Net earnings attributable to the noncontrolling interest	(3.5)	(3.5)

Net earnings attributable to Laboratory Corporation of America Holdings	$127.1	$132.7

Basic earnings per common share	$1.27	$1.27

Diluted earnings per common share	$1.23	$1.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AT DECEMBER 31, 2009	$12.5	$36.7	$2,927.9	$(932.5)	$61.5	$2,106.1
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	132.7	--	--	132.7
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	25.5	25.5
Interest rate swap adjustments	--	--	--	--	1.1	1.1
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(9.9)	(9.9)
Comprehensive earnings						149.4
Issuance of common stock under
employee stock plans	--	18.1	--	--	--	18.1
Surrender of restricted stock awards	--	--	--	(2.4)	--	(2.4)
Stock compensation	--	8.7	--	--	--	8.7
Value of noncontrolling interest put	--	(17.2)	--	--	--	(17.2)
Income tax benefit from stock
options exercised	--	1.4	--	--	--	1.4
Purchase of common stock	(0.1)	(47.7)	(57.9)	--	--	(105.7)
BALANCE AT MARCH 31, 2010	$12.4	$--	$3,002.7	$(934.9)	$78.2	$2,158.4

BALANCE AT DECEMBER 31, 2010	$12.2	$53.9	$3,246.6	$(934.9)	$88.5	$2,466.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	127.1	--	--	127.1
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	23.1	23.1
Interest rate swap adjustments	--	--	--	--	2.4	2.4
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(9.4)	(9.4)
Comprehensive earnings						143.2
Issuance of common stock under
employee stock plans	0.1	38.6	--	--	--	38.7
Surrender of restricted stock awards	--	--	--	(2.7)	--	(2.7)
Conversion of zero-coupon convertible debt	--	3.1	--	--	--	3.1
Stock compensation	--	13.1	--	--	--	13.1
Income tax benefit from stock
options exercised	--	4.0	--	--	--	4.0
Purchase of common stock	(0.3)	(95.0)	(170.0)	--	--	(265.3)
BALANCE AT MARCH 31, 2011	$12.0	$17.7	$3,203.7	$(937.6)	$104.6	$2,400.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$130.6	$136.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58.1	50.0
Stock compensation	13.1	8.7
(Gain) loss on sale of assets	(0.4)	0.5
Accreted interest on zero-coupon subordinated notes	1.4	1.5
Cumulative earnings less than (in excess of) distribution
from equity method investments	(0.4)	0.4
Deferred income taxes	(1.0)	10.0
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(68.5)	(38.4)
Decrease in inventories	5.6	7.7
Decrease in prepaid expenses and other	16.7	5.0
Decrease in accounts payable	(42.6)	(14.8)
Increase in accrued expenses and other	102.7	65.2
Net cash provided by operating activities	215.3	232.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29.4)	(24.5)
Proceeds from sale of assets	0.4	1.6
Deferred payments on acquisitions	(0.1)	(1.4)
Acquisition of businesses, net of cash acquired	(15.4)	(32.2)
Net cash used for investing activities	(44.5)	(56.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	85.0	65.0
Payments on revolving credit facilities	(45.0)	(120.0)
Principal payments on term loan	(18.7)	(12.5)
Payments on zero-coupon subordinated notes	(6.3)	--
Payments on vendor-financed equipment	--	(1.3)
Payment of debt issuance costs	(0.5)	--
Proceeds from sale of interest in a consolidated subsidiary	--	137.5
Cash paid to acquire an interest in a consolidated subsidiary	--	(137.5)
Noncontrolling interest distributions	(1.8)	(2.8)
Excess tax benefits from stock based compensation	3.8	0.9
Net proceeds from issuance of stock to employees	38.7	18.1
Purchase of common stock	(262.3)	(100.3)
Net cash used for financing activities	(207.1)	(152.9)
Effect of exchange rate changes on cash and cash equivalents	1.0	1.1
Net increase (decrease) in cash and cash equivalents	(35.3)	23.7
Cash and cash equivalents at beginning of period	230.7	148.5
Cash and cash equivalents at end of period	$195.4	$172.2

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

     The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2010 Annual Report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

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

     The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended			Three months ended
	March 31, 2011			March 31, 2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net earnings	$127.1	100.3	$1.27	$132.7	104.6	$1.27
Dilutive effect of employee
stock options and awards	--	1.3		--	0.8
Effect of convertible debt,
net of tax	--	1.6		--	1.1
Diluted earnings per share:
Net earnings including impact
of dilutive adjustments	$127.1	103.2	$1.23	$132.7	106.5	$1.25

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended
	March 31,
	2011	2010
Stock options	0.9	3.6

3.  NONCONTROLLING INTEREST PUTS

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

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intended to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $27.6, totals $145.9 at March 31, 2011. At March 31, 2011, $152.3 has been classified as a current liability in the Company’s condensed consolidated balance sheet as the noncontrolling interest that acquired these units has the ability to put its units in the partnership to the Company on December 31, 2011.

     Net sales of the Ontario joint venture were $74.1 (CN$73.1) and $68.9 (CN$71.7) for the three months ended March 31, 2011 and 2010, respectively.

4.  RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the first quarter of 2011, the Company recorded net restructuring charges of $13.1. Of this amount, $4.0 related to severance and other personnel costs, and $9.8 related to facility-related costs associated with the integration of Genzyme Genetics*. These charges were offset by a restructuring credit of $0.7 resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded a special charge of $14.8 related to a write-off of certain assets and liabilities related to an investment made in a prior year.

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

* Genzyme Genetics and its logo are trademarks of Genzyme Corporation and used by Esoterix Genetic Laboratories, LLC (“EGL”), a wholly-owned subsidiary of the Company, under license. EGL and the Company are operated independently from Genzyme Corporation.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

5.  RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance	Lease
	and Other	and Other
	Employee	Facility
	Costs	Costs	Total
Balance as of December 31, 2010	$4.9	$12.9	$17.8
Restructuring charges	4.0	9.8	13.8
Reduction of prior restructuring accruals	(0.6)	(0.1)	(0.7)
Cash payments and other adjustments	(2.7)	(2.6)	(5.3)
Balance as of March 31, 2011	$5.6	$20.0	$25.6

Current			$13.3
Non-current			12.3
			$25.6

6.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the three-month period ended March 31, 2011 and for the year ended December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Balance as of January 1	$2,601.3	$1,897.1
Goodwill acquired during the period	11.2	704.4
Adjustments to goodwill	0.5	(0.2)

Balance at end of period	$2,613.0	$2,601.3

The components of identifiable intangible assets are as follows:

	March 31, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$1,149.0	$(384.9)	$1,146.0	$(370.0)
Patents, licenses and technology	144.7	(78.8)	144.7	(75.7)
Non-compete agreements	27.4	(10.7)	26.6	(9.4)
Trade name	123.3	(52.9)	123.3	(50.3)
Canadian licenses	759.6	--	738.9	--

	$2,204.0	$(527.3)	$2,179.5	$(505.4)

     Amortization of intangible assets for the three month periods ended March 31, 2011 and 2010 was $21.9 and $17.4, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $64.4 for the remainder of fiscal 2011, $81.9 in fiscal 2012, $76.4 in fiscal 2013, $73.5 in fiscal 2014, $69.9 in fiscal 2015 and $551.0 thereafter.

     The Ontario operation had $759.6 and $738.9 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of March 31, 2011 and December 31, 2010, respectively.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

7.  DEBT

     Short-term borrowings and the current portion of long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Zero-coupon convertible subordinated notes	$281.8	$286.7
Term loan, current	75.0	75.0
Revolving credit facility	40.0	--
Total short-term borrowings and current portion
of long-term debt	$396.8	$361.7

     Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Senior notes due 2013	$350.8	$350.9
Senior notes due 2015	250.0	250.0
Senior notes due 2016	325.0	325.0
Senior notes due 2020	600.0	600.0
Term loan, non-current	281.3	300.0
Other long-term debt	0.8	0.8
Total long-term debt	$1,807.9	$1,826.7

Zero-coupon Subordinated Notes

     On March 14, 2011, the Company announced that for the period of March 12, 2011 to September 11, 2011, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 9, 2011, in addition to the continued accrual of the original issue discount.

     On April 4, 2011, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2011, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Thursday, June 30, 2011. In April 2011, the Company settled notices to convert approximately $42.0 aggregate principal amount at maturity of the notes into cash and common stock with a total conversion value of approximately $53.8.

Credit Facilities

    The balances outstanding on the Company’s Term Loan Facility at March 31, 2011 and December 31, 2010 were $356.3 and $375.0, respectively. The balance outstanding on the Company’s Revolving Facility at March 31, 2011 and December 31, 2010 was $40.0 and $0.0, respectively. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The Term Loan Facility and Revolving Facility contain certain debt covenants which require that the Company maintain a leverage ratio of no more than 2.5 to 1.0 and an interest coverage ratio of at least 5.0 to 1.0. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The credit agreement allows payment of dividends provided that the Company is not in default (as defined in the agreement) and its leverage ratio is less than 2.0 to 1.0. The Company was in compliance with all covenants as of March 31, 2011. As of March 31, 2011, the leverage and interest coverage ratios were 1.8 to 1.0 and 15.9 to 1.0, respectively.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     As of March 31, 2011, the effective interest rates on the Term Loan Facility and Revolving Facility were 0.93% and 0.61%, respectively.

8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2011.

     The changes in common shares issued and held in treasury are summarized below:

		Held in
	Issued	Treasury	Outstanding
Common shares at December 31, 2010	124.5	(22.1)	102.4
Common stock issued under employee stock plans	0.8	--	0.8
Surrender of restricted stock and performance share awards	--	(0.1)	(0.1)
Retirement of common stock	(2.9)	--	(2.9)

Common shares at March 31, 2011	122.4	(22.2)	100.2

Share Repurchase Program

     As of December 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $234.3 of Company common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. During the three months ended March 31, 2011, the Company purchased approximately 2.9 shares of its common stock at a total cost of approximately $265.3. As of March 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately $469.0 of Company common stock.

9. INCOME TAXES

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

     The gross unrecognized income tax benefits were $55.7 and $53.6 at March 31, 2011 and December 31, 2010, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

     As of March 31, 2011 and December 31, 2010, $56.6 and $54.6, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

     The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $13.0 and $12.2 as of March 31, 2011 and December 31, 2010, respectively.

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

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

10. COMMITMENTS AND CONTINGENCIES

     The Company is involved in a number of judicial, regulatory, and arbitration proceedings (including those described below) concerning matters arising in connection with the conduct of the Company’s business activities. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.

     The Company records an aggregate legal reserve, which is determined using actuarial calculations around historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with ASC 450 “Contingencies”, the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and estimable and would exceed the aggregate legal reserve.  When loss contingencies are not both probable and estimable, the Company does not establish separate reserves.

     Management is unable to estimate a range of reasonably possible loss for cases described below in which damages either have not been specified or, in Management’s judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

     A subsidiary of the Company, DIANON Systems, Inc. (“DIANON”), is the appellant in a wrongful termination lawsuit originally filed by G. Berry Schumann in Superior Court in the State of Connecticut.  After a jury trial, the state court entered judgment against DIANON, with total damages, attorney’s fees, and pre-judgment interest payable by DIANON, of approximately $10.0. DIANON filed a notice of appeal in December 2009, and the case has been transferred to the Connecticut Supreme Court. If reached by the Connecticut Supreme Court, the appeal is subject to assignment for oral argument from May 16 through May 20, 2011. DIANON has disputed liability and intends to contest the case vigorously on appeal.

     As previously reported on May 22, 2006, the Company received a subpoena from the California Attorney General seeking documents related to billing to the state’s Medicaid program. During the third quarter of 2008, the Company received a request from the California Attorney General for additional information. On March 20, 2009, a qui tam lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., which was joined by the California Attorney General and to which the previous subpoena related, was unsealed. The lawsuit was brought against the Company and several other major laboratories operating in California and alleges that the defendants improperly billed the state Medicaid program and, therefore, violated the California False Claims Act. The original complaint was dismissed on the basis of (i) misjoinder and (ii) lack of particularity in the claims and a separate amended complaint was filed against the Company on December 14, 2009. The complaint against the Company seeks refund of alleged overpayments made to the Company from November 7, 1995 through November 2009, plus simple interest of 7% per year, calculated as of the filing date to total $97.5. In addition, the suit seeks continuing damages past November 2009 plus treble damages, civil penalties of $0.01 per each alleged false claim, recovery of costs, attorney’s fees, and legal expenses, and pre- and post-judgment interest. The Company filed an answer to the new Complaint on February 5, 2010. The Company participated in mediation on December 6, 2010, February 10, 2011 and April 7, 2011. Another mediation session is scheduled for June 9, 2011. The case is currently scheduled for trial on January 30, 2012.

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

     On August 19, 2010, Aetna, Inc., Aetna Health Holdings, LLC and Aetna Health Management, LLC filed a lawsuit against Laboratory Corporation of America Holdings in the United States District Court for the Eastern District of Pennsylvania, alleging unfair competition, misrepresentation, interference and breach of contract, and violation of trade secret laws. Aetna is seeking unspecified monetary damages and equitable relief. The Company has filed a motion to dismiss the complaint and the proceeding remains at a preliminary stage. The Company intends to vigorously defend the lawsuit.

     The Company acquired certain assets of Westcliff Medical Laboratories (“Westcliff”) on June 16, 2010. On June 25, 2010, the Company and the Federal Trade Commission (“FTC”) entered into a letter agreement (“Agreement”) whereby the Company agreed to hold the Westcliff business separate and independent of the Company from the date the Company acquired the Westcliff assets until the Agreement was set to terminate on December 3, 2010. The Company subsequently responded to a subpoena and Civil Investigative Demand from the FTC and on December 1, 2010, the FTC issued an administrative complaint challenging the Westcliff acquisition (“Administrative Proceeding”). The FTC initiated an action in federal court seeking a preliminary injunction to prevent the Company from integrating the Westcliff assets upon the expiration of the Agreement. The federal district court denied the FTC's request and ruled in favor of the Company. The FTC's subsequent appeal to the Ninth Circuit Court of Appeals was denied, whereupon the FTC dismissed the Administrative Proceeding on April 21, 2011. The matter has resolved in the Company’s favor.

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

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At March 31, 2011, the Company had provided letters of credit aggregating approximately $37.3, primarily in connection with certain insurance programs. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

     At March 31, 2011, the Company was a guarantor on approximately $1.3 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately one year.

11. PENSION AND POSTRETIREMENT PLANS

     The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service. The cost of this plan was $11.7 and $10.0 for the three months ended March 31, 2011 and 2010, respectively.

     The Company also maintains a frozen defined benefit retirement plan (the “Company Plan”), that as of December 31, 2009, covered substantially all employees. The benefits to be paid under the Company Plan are based on years of credited service through December 31, 2009 and ongoing interest credits. Effective January 1, 2010, the Company Plan was closed to new participants. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations.

     The Company maintains a second unfunded, non-contributory, non-qualified defined benefit retirement plan (the “PEP”), that as of December 31, 2009, covered substantially all of its senior management group. The PEP supplements the Company Plan and was closed to new participants effective January 1, 2010.

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
Service cost for benefits earned	$0.6	$0.7
Interest cost on benefit obligation	4.4	4.6
Expected return on plan assets	(4.5)	(4.7)
Net amortization and deferral	1.7	2.0

Defined benefit plan costs	$2.2	$2.6

     For the three months ended March 31, 2011 and 2010, the Company made no contributions to its defined benefit retirement plan.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended
	March 31,
	2011	2010
Service cost for benefits earned	$0.1	$0.1
Interest cost on benefit obligation	0.6	0.6
Net amortization and deferral	--	(0.2)

Post-retirement medical plan costs	$0.7	$0.5

12. FAIR VALUE MEASUREMENTS

     The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2011 and December 31, 2010 are as follows:

	Fair value	Fair Value Measurements as of
	as of	March 31, 2011
	March 31,	Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Noncontrolling interest puts	$173.5	$--	$173.5	$--

Derivatives
Embedded derivatives related to the zero-coupon
subordinated notes	$--	$--	$--	$--
Interest rate swap liability	--	--	--	--
Total fair value of derivatives	$--	$--	$--	$--

	Fair value	Fair Value Measurements as of
	as of	December 31, 2010
	December 31,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Noncontrolling interest puts	$168.7	$--	$168.7	$--

Derivatives
Embedded derivatives related to the zero-coupon
subordinated notes	$--	$--	$--	$--
Interest rate swap liability	2.4	--	2.4	--
Total fair value of derivatives	$2.4	$--	$2.4	$--

     The noncontrolling interest puts are valued at their contractually determined values, which approximate fair values. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $420.2 and $419.5 as of March 31, 2011 and December 31, 2010, respectively. The fair market value of the senior notes, based on market pricing, was approximately $1,568.5 and $1,549.8 as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, the estimated fair market value of the Company’s variable rate debt of $394.3 and $370.1, respectively, was estimated by calculating the net present value of related cash flows, discounted at current market rates.

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

Interest Rate Swap

     The interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan expired on March 31, 2011. On a quarterly basis under the swap, the Company paid a fixed rate of interest (2.92%) and received a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap was designated as a cash flow hedge. Accordingly, the Company recognized the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value were recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement was the estimated amount that the Company would have paid or received to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $2.4 at December 31, 2010 and was included in other liabilities in the respective condensed consolidated balance sheet.

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

     The Company believes these embedded derivatives had no fair value at March 31, 2011 and December 31, 2010. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010.

     The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments (interest rate swap liability derivative) as of March 31, 2011 and December 31, 2010, respectively:

	Fair Value as of
	March 31,	December 31,
Balance Sheet Location	2011	2010
Other liabilities	$--	$2.4

     The following table summarizes the effect of the interest rate swap on other comprehensive income for the three months ended March 31, 2011 and 2010:

	2011	2010
Effective portion of derivative gain	$2.4	$1.1

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2011	2010

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$13.0	$13.5
Income taxes, net of refunds	7.5	10.6
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$3.0	$5.4

15. PROPOSED ACQUISITION

     In April 2011, the Company and Orchid Cellmark Inc. (“Orchid”) announced that they had entered into a definitive agreement and plan of merger under which the Company will acquire all of the outstanding shares of Orchid in a cash tender offer for $2.80 per share for a total purchase price to stockholders and optionholders of approximately $85.4. The tender offer and the merger are subject to customary closing conditions set forth in the agreement and plan of merger, including the acquisition in the tender offer of a majority of Orchid’s fully diluted shares and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The closing of the acquisition is expected in the second quarter of 2011. The Company has received lawsuits filed by putative classes of shareholders of Orchid in New Jersey and Delaware state courts alleging breaches of fiduciary duty and/or other violations of state law arising out of the proposed acquisition of Orchid. Both Orchid and the Company are named in the lawsuits, which will be vigorously defended.

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

31.	changes in reimbursement by foreign governments and foreign currency fluctuations; and

32.
expenses and risks associated with international operations, including compliance with laws and regulations that differ from the United States, and economic, political, legal, operational and other risks associated with foreign markets.

INDEX

GENERAL (dollars in millions, except per share data)

     During the first three months of 2011, the Company continued to strengthen its financial performance through volume growth in its core and esoteric testing, pricing discipline and expense control.

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

     Due to the normal post-acquisition enrollment process for government payers and contract assignment process for managed care payers, the Company has experienced delays in billing for services rendered by Genzyme Genetics. Cash collections, receivable agings and DSO in the first quarter of 2011 were negatively impacted by these delays. The Company expects the delays to be resolved in due course and the related billings and collections to be brought up-to-date during the second quarter of 2011. The acquisition of Genzyme Genetics is expected to be approximately $0.25 to $0.35 dilutive to the Company’s earnings per share in fiscal year 2011.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

     Operating results for the three months ended March 31, 2011 and 2010 were negatively impacted by severe winter weather primarily in the eastern and middle sections of the country. The Company’s testing facilities were not damaged by the severe winter weather; however, specimen volume was negatively impacted due to patients’ inability to visit doctors’ offices and patient service centers – the sources of the majority of testing volume.  During the quarters ended March 31, 2011 and 2010 inclement weather had a significant impact on the Company’s results, reducing volume by an estimated 0.5 and 0.6, respectively, and reducing revenue by an estimated $22.0 and $23.0, respectively.

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Net Sales

	Quarter ended March 31,
	2011	2010	% Change
Net sales
Routine Testing	$776.0	$718.3	8.0%
Genomic and Esoteric Testing	518.3	406.4	27.6%
Ontario, Canada	74.1	68.9	7.5%
Total	$1,368.4	$1,193.6	14.6%

	Number of Requisitions
	Quarter ended March 31,
	2011	2010	% Change
Volume
Routine Testing	21.3	20.3	5.0%
Genomic and Esoteric Testing	7.2	6.5	11.2%
Ontario, Canada	2.3	2.3	(0.4)%
Total	30.8	29.1	5.9%

INDEX

	Quarter ended March 31,
	2011	2010	% Change
Revenue Per Requisition
Routine Testing	$36.44	$35.40	2.9%
Genomic and Esoteric Testing	71.83	62.64	14.7%
Ontario, Canada	32.55	30.14	8.0%
Total	$44.44	$41.07	8.2%

     The increase in net sales for the three months ended March 31, 2011 as compared with the corresponding 2010 period was driven primarily by incremental revenue from recent acquisitions including Genzyme Genetics (8% of growth) and Westcliff (1.9% of growth), the Company’s continued shift in test mix to higher priced genomic and esoteric tests along with growth in revenue per requisition for such testing, and increases in the Canadian exchange rate. Genomic and esoteric testing volume as a percentage of total volume increased from 22.3% in 2010 to 23.4% in 2011. Revenue per requisition and volume growth for genomic and esoteric testing was primarily due to the incremental revenue and volume from Genzyme Genetics. Net sales of the Ontario joint venture were $74.1 for the three months ended March 31, 2011 compared to $68.9 in the corresponding 2010 period, an increase of $5.2, or 7.5%. Net sales of the Ontario joint venture were impacted by a weaker U.S. dollar in 2011 as compared with 2010. In Canadian dollars, net sales of the Ontario joint venture increased by CN$1.4, or 2.0%.

Cost of Sales	Quarter ended March 31,
	2011	2010	% Change
Cost of sales	$800.0	$686.7	16.5%
Cost of sales as a % of sales	58.5%	57.5%

     Cost of sales (primarily laboratory and distribution costs) increased 16.5% in the 2011 period as compared with the 2010 period primarily due to incremental costs from recent acquisitions including Genzyme Genetics and Westcliff, increases in labor, and the continued shift in test mix to genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 58.5% in 2011 from 57.5% in 2010. The increase in cost of sales as a percentage of net sales is primarily due to lower margins on recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of March 31, 2011.

Selling, General and Administrative Expenses

	Quarter ended March 31,
	2011	2010	% Change
Selling, general and administrative
expenses	$282.8	$246.0	15.0%
SG&A as a % of sales	20.7%	20.6%

     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased to 20.7% in the first quarter of 2011 compared to 20.6% in 2010. The increase in SG&A as a percentage of net sales is primarily due to expenses from recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of March 31, 2011. As an offset to the increase in SG&A as a percentage of net sales, bad debt expense decreased to 4.7% of net sales in 2011 as compared with 5.1% in 2010 primarily due to improved collection trends resulting from process improvement programs within the Company’s billing department and field operations.

Amortization of Intangibles and Other Assets

	Quarter ended March 31,
	2011	2010	% Change
Amortization of intangibles and
other assets	$21.9	$17.4	25.9%

     The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2011 and 2010.

INDEX

Restructuring and Other Special Charges

	Quarter ended March 31,
	2011	2010	% Change
Restructuring and other special charges	$27.9	$9.3	N/A

     During the first quarter of 2011, the Company recorded net restructuring charges of $13.1. Of this amount, $4.0 related to severance and other personnel costs, and $9.8 related to facility-related costs associated with the integration of Genzyme Genetics. These charges were offset by a restructuring credit of $0.7 resulting from the reversal of unused severance and facility closure liabilities. These restructuring initiatives are expected to provide annualized cost savings of approximately $13.3. In addition, the Company recorded a special charge of $14.8 related to a write-off of an investment made in a prior year.

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

Interest Expense	Quarter ended March 31,
	2011	2010	% Change
Interest expense	$24.0	$14.6	64.4%

     The increase in interest expense was primarily due to interest incurred during 2011 in connection with proceeds from the senior notes offering of $925.0 in November 2010. Other interest related costs decreased due to lower average borrowings outstanding in the first quarter of 2011 as compared with the 2010 period primarily due to principal payments on the Term Loan Facility.

Equity Method Income

	Quarter ended March 31,
	2011	2010	% Change
Equity method income	$1.5	$3.8	(60.5)%

     Equity method income represents the Company’s ownership share in joint venture partnerships along with stock investments in other companies in the clinical diagnostic industry. The decrease in income in the first quarter of 2011 as compared with the 2010 period is primarily due to the Company’s share of losses in the Cincinnati, Ohio joint venture and the Canada, China and Western Europe equity method investment.

Income Tax Expense	Quarter ended March 31,
	2011	2010	% Change
Income tax expense	$83.1	$86.9	(4.4)%
Income tax expense as a %
of income before tax	38.9%	39.0%

     The effective tax rate for 2011 is comparable with 2010.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

     The Company’s operations provided $215.3 and $232.0 of cash, net of $0.0 and $14.5 in transition payments to UnitedHealthcare, for the three months ended March 31, 2011 and 2010, respectively. The decrease in cash flows in the first quarter of 2011 is primarily due to the Company experiencing delays in billing for services rendered by Genzyme Genetics as a result of the normal post-acquisition enrollment process for government payers and the contract assignment process for managed care payers. Cash collections, receivable agings and DSO in the first quarter of 2011 were negatively impacted by these delays. The Company expects the delays to be resolved in due course and the related billings and collections to be brought up-to-date during the second quarter of 2011.

INDEX

     Capital expenditures were $29.4 and $24.5 for the three months ended March 31, 2011 and 2010, respectively. The Company expects capital expenditures of approximately $140.0 to $150.0 in 2011. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

     The interest rate swap agreement to hedge variable interest rate risk on the Company’s variable interest rate term loan expired on March 31, 2011. On a quarterly basis under the swap, the Company paid a fixed rate of interest (2.92%) and received a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap was designated as a cash flow hedge. Accordingly, the Company recognized the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value were recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement was the estimated amount that the Company would have paid or received to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $2.4 at December 31, 2010 and was included in other liabilities in the respective condensed consolidated balance sheet.

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

     At March 31, 2011, the Company provided letters of credit aggregating approximately $37.3, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

     As of December 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $234.3 of Company common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. During the three months ended March 31, 2011, the Company purchased approximately 2.9 shares of its common stock at a total cost of approximately $265.3. As of March 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately $469.0 of Company common stock.

     The Company had a $68.7 and $65.8 reserve for unrecognized income tax benefits, including interest and penalties, at March 31, 2011 and December 31, 2010, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively.

     The Term Loan Facility and Revolving Facility contain certain debt covenants which require that the Company maintain a leverage ratio of no more than 2.5 to 1.0 and an interest coverage ratio of at least 5.0 to 1.0. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The credit agreement allows payment of dividends provided that the Company is not in default (as defined in the agreement) and its leverage ratio is less than 2.0 to 1.0. The Company was in compliance with all covenants as of March 31, 2011. As of March 31, 2011, the leverage and interest coverage ratios were 1.8 to 1.0 and 15.9 to 1.0, respectively. Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

     On March 14, 2011, the Company announced that for the period of March 12, 2011 to September 11, 2011, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 9, 2011, in addition to the continued accrual of the original issue discount.

INDEX

     On April 4, 2011, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2011, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Thursday, June 30, 2011.

     In April 2011, the Company settled notices to convert approximately $42.0 aggregate principal amount at maturity of the notes into cash and common stock with a total conversion value of approximately $53.8. The final put date for the zero-coupon subordinated notes is September 11, 2011, and the Company could receive additional notices of conversion prior to that date. If such notices are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

Noncontrolling Interest Puts

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

     In December 2009, the Company received notification from the holders of the noncontrolling interest in the Ontario joint venture that they intended to put their remaining partnership units to the Company in accordance with the terms of the joint venture’s partnership agreement. These units were acquired on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $27.6, totals $145.9 at March 31, 2011. At March 31, 2011, $152.3 has been classified as a current liability in the Company’s condensed consolidated balance sheet as the noncontrolling interest that acquired these units has the ability to put its units in the partnership to the Company on December 31, 2011.

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

INDEX

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

ITEM 4. Controls and Procedures

     As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2011, which is incorporated by reference.

Item 1A	Risk Factors

The following risk factor is added to those that appear in Part I-Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company’s growing international operations could subject it to additional expenses and risks that could adversely impact the business or results of operations.

     The expansion of the Company’s international operations could subject it to additional expenses that the Company may not fully anticipate. The Company operates in a heavily regulated industry, and these expenses could include those related to enhanced time and resources necessary to comply with foreign laws and regulations that differ from those in the United States. International operations also expose the Company to additional risks, including:

•	failure to comply with foreign laws and regulations that differ from those under which the Company operates in the United States;
•	restrictions on currency repatriation;
•	greater difficulty in collecting accounts receivable and longer collection periods;
•	difficulties and costs of staffing and managing foreign operations;
•	adverse changes in tax policies and other laws;
•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;
•	less protection for intellectual property rights in some countries;
•	judicial systems that less strictly enforce contractual rights;
•	export controls and trade regulations; and
•	natural disasters, epidemics, political instability and acts of war or terrorism.

     In some countries, the Company’s success will depend in part on its ability to form relationships with local partners. The Company’s inability to identify appropriate partners or reach mutually satisfactory arrangements could adversely affect the business and operations. International operations may result in increased expense and risk to the Company’s business and could give rise to unanticipated liabilities or difficulties that could adversely affect its operations and financial results.

INDEX

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

     The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2011, by or on behalf of the Company:

				Maximum
			Total Number	Dollar Value
		Average	of Shares	of Shares
	Total	Price	Repurchased as	that May Yet Be
	Number	Paid	Part of Publicly	Repurchased
	of Shares	Per	Announced	Under
	Repurchased	Share	Program	the Program
January 1 – January 31	2.6	$90.49	2.6	$--
February 1 – February 28	0.1	88.75	0.1	492.0
March 1 - March 31	0.2	89.47	0.2	469.0
	2.9	$90.35	2.9

     At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On August 10, 2009, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On February 11, 2010, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On August 9, 2010, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. As of March 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately up to $469.0 of Company common stock. The repurchase authorization has no expiration date.

INDEX

Item 6.	Exhibits

(a)	Exhibits

10.25*
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

May 2, 2011