Form 10-Q
period 2011-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2011-08-02
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2011
OR
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

The number of shares outstanding of the issuer's common stock is 101.4 million shares, net of treasury stock as of July 21, 2011.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

Condensed Consolidated Statements of Operations
Three and six month periods ended June 30, 2011 and 2010

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six months ended June 30, 2011 and 2010

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2011 and 2010

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$118.9	$230.7
Accounts receivable, net of allowance for doubtful
accounts of $185.5 and $149.2 at June 30, 2011
and December 31, 2010, respectively	714.8	655.6
Supplies inventories	106.8	103.4
Prepaid expenses and other	64.4	95.7
Deferred income taxes	78.7	58.4
Total current assets	1,083.6	1,143.8

Property, plant and equipment, net	586.4	586.9
Goodwill, net	2,644.3	2,601.3
Intangible assets, net	1,676.0	1,674.1
Joint venture partnerships and equity method investments	79.4	78.5
Other assets, net	98.6	103.2
Total assets	$6,168.3	$6,187.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212.5	$257.8
Accrued expenses and other	444.7	352.9
Noncontrolling interest	153.4	148.1
Short-term borrowings and current portion of long-term debt	215.1	361.7
Total current liabilities	1,025.7	1,120.5

Long-term debt, less current portion	1,788.2	1,826.7
Deferred income taxes and other tax liabilities	586.8	602.3
Other liabilities	166.4	151.4
Total liabilities	3,567.1	3,700.9

Commitments and contingent liabilities	--	--
Noncontrolling interest	21.4	20.6

Shareholders’ equity
Common stock, 101.4 and 102.4 shares outstanding at
June 30, 2011 and December 31, 2010, respectively	12.1	12.2
Additional paid-in capital	72.7	53.9
Retained earnings	3,326.6	3,246.6
Less common stock held in treasury	(940.9)	(934.9)
Accumulated other comprehensive income	109.3	88.5
Total shareholders’ equity	2,579.8	2,466.3
Total liabilities and shareholders’ equity	$6,168.3	$6,187.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$1,403.3	$1,238.4	$2,771.7	$2,432.0

Cost of sales	815.1	704.8	1,615.1	1,391.5

Gross profit	588.2	533.6	1,156.6	1,040.5

Selling, general and administrative
expenses	322.7	245.4	605.5	491.4
Amortization of intangibles and other assets	21.5	17.7	43.4	35.1
Restructuring and other special charges	18.3	--	46.2	9.3

Operating income	225.7	270.5	461.5	504.7

Other income (expenses):
Interest expense	(21.0)	(14.5)	(45.0)	(29.1)
Equity method income, net	2.6	4.6	4.1	8.4
Investment income	0.2	0.2	0.5	0.5
Other, net	(0.2)	(0.8)	(0.1)	(1.4)

Earnings before income taxes	207.3	260.0	421.0	483.1

Provision for income taxes	80.6	102.8	163.7	189.7

Net earnings	126.7	157.2	257.3	293.4
Less: Net earnings attributable to the
noncontrolling interest	(3.8)	(3.5)	(7.3)	(7.0)

Net earnings attributable to Laboratory
Corporation of America Holdings	$122.9	$153.7	$250.0	$286.4

Basic earnings per common share	$1.22	$1.48	$2.49	$2.75

Diluted earnings per common share	$1.20	$1.46	$2.44	$2.70

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AT DECEMBER 31, 2009	$12.5	$36.7	$2,927.9	$(932.5)	$61.5	$2,106.1
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	286.4	--	--	286.4
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	(7.9)	(7.9)
Interest rate swap adjustments	--	--	--	--	4.0	4.0
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	1.4	1.4
Comprehensive earnings						283.9
Issuance of common stock under
employee stock plans	0.1	36.6	--	--	--	36.7
Surrender of restricted stock awards	--	--	--	(2.4)	--	(2.4)
Stock compensation	--	19.4	--	--	--	19.4
Value of noncontrolling interest put	--	(17.2)	--	--	--	(17.2)
Income tax benefit from stock
options exercised	--	4.2	--	--	--	4.2
Purchase of common stock	(0.3)	(79.7)	(141.7)	--	--	(221.7)
BALANCE AT JUNE 30, 2010	$12.3	$--	$3,072.6	$(934.9)	$59.0	$2,209.0

BALANCE AT DECEMBER 31, 2010	$12.2	$53.9	$3,246.6	$(934.9)	$88.5	$2,466.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	250.0	--	--	250.0
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	30.7	30.7
Interest rate swap adjustments	--	--	--	--	2.4	2.4
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(12.3)	(12.3)
Comprehensive earnings						270.8
Issuance of common stock under
employee stock plans	0.1	102.8	--	--	--	102.9
Surrender of restricted stock and
performance share awards	--	--	--	(6.0)	--	(6.0)
Conversion of zero-coupon convertible debt	0.1	36.1	--	--	--	36.2
Stock compensation	--	25.5	--	--	--	25.5
Income tax benefit from stock
options exercised	--	9.9	--	--	--	9.9
Purchase of common stock	(0.3)	(155.5)	(170.0)	--	--	(325.8)
BALANCE AT JUNE 30, 2011	$12.1	$72.7	$3,326.6	$(940.9)	$109.3	$2,579.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$257.3	$293.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	115.9	100.1
Stock compensation	25.5	19.4
Loss on sale of assets	0.4	1.3
Accreted interest on zero-coupon subordinated notes	2.5	2.9
Cumulative earnings less than distribution
from equity method investments	0.4	--
Deferred income taxes	(19.5)	3.5
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(58.4)	(37.0)
(Increase) decrease in inventories	(2.7)	3.8
Decrease in prepaid expenses and other	24.7	11.0
Increase (decrease) in accounts payable	(57.3)	9.1
Increase in accrued expenses and other	111.4	40.7
Net cash provided by operating activities	400.2	448.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75.2)	(59.0)
Proceeds from sale of assets	3.1	2.4
Deferred payments on acquisitions	(0.2)	(2.0)
Acquisition of licensing technology	--	(0.4)
Acquisition of businesses, net of cash acquired	(45.0)	(174.9)
Net cash used for investing activities	(117.3)	(233.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	85.0	95.0
Payments on revolving credit facilities	(85.0)	(140.0)
Principal payments on term loan	(37.5)	(25.0)
Payments on zero-coupon subordinated notes	(149.1)	(4.3)
Payments on vendor-financed equipment	--	(1.3)
Increase in bank overdraft	6.0	--
Payments on long-term debt	(0.8)	--
Payment of debt issuance costs	(0.5)	--
Proceeds from sale of interest in a consolidated subsidiary	--	137.5
Cash paid to acquire an interest in a consolidated subsidiary	--	(137.5)
Noncontrolling interest distributions	(2.7)	(5.8)
Excess tax benefits from stock based compensation	9.6	2.5
Net proceeds from issuance of stock to employees	102.9	36.7
Purchase of common stock	(322.8)	(216.2)
Net cash used for financing activities	(394.9)	(258.4)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.6)
Net decrease in cash and cash equivalents	(111.8)	(44.7)
Cash and cash equivalents at beginning of period	230.7	148.5
Cash and cash equivalents at end of period	$118.9	$103.8

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

     The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,
		2011			2010			2011			2010
			Per			Per			Per			Per
			Share			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic earnings
per share:
Net earnings	$122.9	100.6	$1.22	$153.7	103.5	$1.48	$250.0	100.4	$2.49	$286.4	104.0	$2.75
Dilutive effect of
employee stock
options and awards	--	1.3		--	0.9		--	1.3		--	0.9
Effect of convertible
debt, net of tax	--	0.9		--	1.0		--	0.9		--	1.0
Diluted earnings
per share:
Net earnings
including impact of
dilutive adjustments	$122.9	102.8	$1.20	$153.7	105.4	$1.46	$250.0	102.6	$2.44	$286.4	105.9	$2.70

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	1.4	2.8	1.2	4.0

3. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the presentation of comprehensive income. Specifically, this literature allows an entity to present components of net earnings and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The authoritative guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. While the authoritative guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net earnings or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the authoritative guidance in the first quarter of fiscal 2012 will have an impact on its consolidated financial position, results of operations or cash flows.

     In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. This new literature amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the authoritative guidance in the first quarter of fiscal 2012 will have an impact on its consolidated financial statements.

4.  NONCONTROLLING INTEREST PUTS

     The partnership units of the holders of the noncontrolling interest in the Ontario, Canada ("Ontario") joint venture were acquired by the Company on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $30.7, totals $144.1 at June 30, 2011. At June 30, 2011, $153.4 has been classified as a current liability in the Company’s condensed consolidated balance sheet as the noncontrolling interest that acquired these units has the ability to put its units in the partnership to the Company on December 31, 2011.

     Net sales of the Ontario joint venture for the six month and three month periods ended June 30, 2011 were $154.9 (CN$151.2) and $80.8 (CN$78.1), respectively, and $140.0 (CN$144.8) and $71.1 (CN$73.1) for the six month and three month periods ended June 30, 2010, respectively.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

5.  RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the first six months of 2011, the Company recorded net restructuring charges of $24.2. Of this amount, $13.3 related to severance and other personnel costs, and $13.8 primarily related to facility-related costs associated with the ongoing integration of the Genzyme Genetics* and Westcliff acquisitions. These charges were offset by restructuring credits of $2.9 resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded fixed assets impairment charges of $7.2 primarily related to equipment and leasehold improvements in closed facilities. The Company also recorded a special charge of $14.8 related to a write-off of certain assets and liabilities related to an investment made in a prior year.

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

6.  RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance	Lease
	and Other	and Other
	Employee	Facility
	Costs	Costs	Total
Balance as of December 31, 2010	$4.9	$12.9	$17.8
Restructuring charges	13.3	13.8	27.1
Reduction of prior restructuring accruals	(2.4)	(0.5)	(2.9)
Cash payments and other adjustments	(6.4)	(3.9)	(10.3)
Balance as of June 30, 2011	$9.4	$22.3	$31.7

Current			$19.0
Non-current			12.7
			$31.7

7.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the six-month period ended June 30, 2011 and for the year ended December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Balance as of January 1	$2,601.3	$1,897.1
Goodwill acquired during the period	44.2	704.4
Adjustments to goodwill	(1.2)	(0.2)

Balance at end of period	$2,644.3	$2,601.3

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The components of identifiable intangible assets are as follows:

	June 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$1,163.3	$(399.1)	$1,146.0	$(370.0)
Patents, licenses and technology	144.7	(82.0)	144.7	(75.7)
Non-compete agreements	28.0	(12.1)	26.6	(9.4)
Trade name	123.5	(55.6)	123.3	(50.3)
Canadian licenses	765.3	--	738.9	--

	$2,224.8	$(548.8)	$2,179.5	$(505.4)

     Amortization of intangible assets for the six month and three month periods ended June 30, 2011 was $43.4 and $21.5, respectively, and $35.1 and $17.7 for the six month and three month periods ended June 30, 2010, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $42.7 for the remainder of fiscal 2011, $81.8 in fiscal 2012, $76.2 in fiscal 2013, $73.4 in fiscal 2014, $69.8 in fiscal 2015 and $566.8 thereafter.

     The Ontario operation had $765.3 and $738.9 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of June 30, 2011 and December 31, 2010, respectively.

8.  DEBT

     Short-term borrowings and the current portion of long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Zero-coupon convertible subordinated notes	$140.1	$286.7
Term loan, current	75.0	75.0
Total short-term borrowings and current portion
of long-term debt	$215.1	$361.7

     Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Senior notes due 2013	$350.7	$350.9
Senior notes due 2015	250.0	250.0
Senior notes due 2016	325.0	325.0
Senior notes due 2020	600.0	600.0
Term loan, non-current	262.5	300.0
Other long-term debt	--	0.8
Total long-term debt	$1,788.2	$1,826.7

Zero-coupon Subordinated Notes

     During the six months ended June 30, 2011, the Company settled notices to convert approximately $183.2 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $240.7. The total cash used for these settlements was $149.1 and the Company also issued 0.9 additional shares of common stock. As a result of these conversions, the Company also reversed approximately $36.1 of deferred tax liability to reflect the tax benefit realized upon issuance of the shares. The Company's zero-coupon subordinated notes are considered common stock equivalents and are included in the potentially diluted shares as disclosed in footnote 2. Earnings Per Share.

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

     On July 1, 2011, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2011, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, September 30, 2011.

Credit Facilities

    The balances outstanding on the Company’s Term Loan Facility at June 30, 2011 and December 31, 2010 were $337.5 and $375.0, respectively. There were no balances outstanding on the Company’s Revolving Facility at June 30, 2011 and December 31, 2010. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The Term Loan Facility and Revolving Facility contain certain debt covenants which require that the Company maintain a leverage ratio of no more than 2.5 to 1.0 and an interest coverage ratio of at least 5.0 to 1.0. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The credit agreement allows payment of dividends provided that the Company is not in default (as defined in the agreement) and its leverage ratio is less than 2.0 to 1.0. The Company was in compliance with all covenants as of June 30, 2011. As of June 30, 2011, the leverage and interest coverage ratios were 1.6 to 1.0 and 14.9 to 1.0, respectively.

     As of June 30, 2011, the effective interest rates on the Term Loan Facility and Revolving Facility were 0.87% and 0.54%, respectively.

9. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2011.

     The changes in common shares issued and held in treasury are summarized below:

		Held in
	Issued	Treasury	Outstanding
Common shares at December 31, 2010	124.5	(22.1)	102.4
Common stock issued under employee stock plans	1.7	--	1.7
Common stock issued upon conversion of zero-coupon
subordinated notes	0.9	--	0.9
Surrender of restricted stock and performance share awards	--	(0.1)	(0.1)
Retirement of common stock	(3.5)	--	(3.5)

Common shares at June 30, 2011	123.6	(22.2)	101.4

Share Repurchase Program

     As of December 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $234.3 of Company common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. During the six months ended June 30, 2011, the Company purchased approximately 3.5 shares of its common stock at a total cost of approximately $325.8. As of June 30, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately $408.5 of Company common stock.

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

     The gross unrecognized income tax benefits were $57.9 and $53.6 at June 30, 2011 and December 31, 2010, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

     As of June 30, 2011 and December 31, 2010, $58.9 and $54.6, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

     The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $13.9 and $12.2 as of June 30, 2011 and December 31, 2010, respectively.

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

11. COMMITMENTS AND CONTINGENCIES

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

     A subsidiary of the Company, DIANON Systems, Inc. (“DIANON”), is the appellant in a wrongful termination lawsuit originally filed by G. Berry Schumann in Superior Court in the State of Connecticut.  After a jury trial, the state court entered judgment against DIANON, with total damages, attorney’s fees, and pre-judgment interest payable by DIANON, of approximately $10.0. DIANON filed a notice of appeal in December 2009, and the case has been transferred to the Connecticut Supreme Court. The Court heard oral argument on May 18, 2011 and the parties await the Court's decision on DIANON's appeal.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     As previously reported on July 14, 2011, the Company reached an agreement in principle to settle the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., to avoid the uncertainty and costs associated with prolonged litigation. The original lawsuit was brought against the Company and several other major laboratories operating in California and alleged that the defendants improperly billed the state Medicaid program and, therefore, violated the California False Claims Act. The original complaint was dismissed on the basis of (i) misjoinder and (ii) lack of particularity in the claims and a separate amended complaint was filed against the Company on December 14, 2009. The complaint against the Company sought a refund of alleged overpayments made to the Company from November 7, 1995 through November 2009, plus simple interest of 7% per year, calculated as of the filing date to total $97.5. In addition, the suit sought continuing damages past November 2009 plus treble damages, civil penalties of $0.01 per each alleged false claim, recovery of costs, attorney’s fees, and legal expenses, and pre- and post-judgment interest. The Company filed an answer to the new Complaint on February 5, 2010. Pursuant to the settlement in principle, the Company will pay $49.5 to resolve all claims brought against the Company in the lawsuit without any admission of liability. As a result of the settlement in principle, the Company recorded litigation settlement expense of $34.5 (net of a previously recorded reserve of $15.0) in the second quarter of 2011. The settlement is subject to the negotiation and execution of a Settlement Agreement and Release.

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

     On August 19, 2010, Aetna, Inc., Aetna Health Holdings, LLC and Aetna Health Management, LLC filed a lawsuit against Laboratory Corporation of America Holdings in the United States District Court for the Eastern District of Pennsylvania, alleging unfair competition, misrepresentation, interference and breach of contract, and violation of trade secret laws. Aetna is seeking unspecified monetary damages and equitable relief. The Company filed a motion to dismiss the complaint and the Court issued an order dismissing the case on May 26, 2011. On June 6, 2011, the Plaintiffs filed a motion for reconsideration of the Court's ruling, and on July 18, 2011, the Court issued an order denying the motion.

     The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation, arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company works cooperatively to respond to appropriate requests for information.

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

     Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At June 30, 2011, the Company had provided letters of credit aggregating approximately $37.3, primarily in connection with certain insurance programs. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

  At June 30, 2011, the Company was a guarantor on approximately $1.0 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately one year.

12. PENSION AND POSTRETIREMENT PLANS

     The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service. The cost of this plan was $22.4 and $19.8 for the six months ended June 30, 2011 and 2010, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost for benefits earned	$0.7	$0.6	$1.3	$1.3
Interest cost on benefit obligation	4.2	4.6	8.6	9.2
Expected return on plan assets	(4.8)	(4.6)	(9.3)	(9.3)
Net amortization and deferral	2.0	2.0	3.7	4.0

Defined benefit plan costs	$2.1	$2.6	$4.3	$5.2

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     For the six months ended June 30, 2011 and 2010, the Company made no contributions to its defined benefit retirement plan.

     The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost for benefits earned	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	0.5	0.6	1.1	1.2
Net amortization and deferral	--	(0.1)	--	(0.3)

Postretirement medical plan costs	$0.6	$0.6	$1.3	$1.1

13. FAIR VALUE MEASUREMENTS

     The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2011 and December 31, 2010 are as follows:

	Fair value	Fair Value Measurements as of
	as of	June 30, 2011
	June 30,	Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Noncontrolling interest puts	$174.8	$--	$174.8	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	--	--	--	--
Total fair value of derivatives	$--	$--	$--	$--

	Fair value	Fair Value Measurements as of
	as of	December 31, 2010
	December 31,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Noncontrolling interest puts	$168.7	$--	$168.7	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	2.4	--	2.4	--
Total fair value of derivatives	$2.4	$--	$2.4	$--

     The noncontrolling interest puts are valued at their contractually determined values, which approximate fair values. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $222.6 and $419.5 as of June 30, 2011 and December 31, 2010, respectively. The fair market value of the senior notes, based on market pricing, was approximately $1,594.8 and $1,549.8 as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, the estimated fair market value of the Company’s variable rate debt of $336.1 and $370.1, respectively, was estimated by calculating the net present value of related cash flows, discounted at current market rates.

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

     The Company believes these embedded derivatives had no fair value at June 30, 2011 and December 31, 2010. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010.

     The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments (interest rate swap liability derivative) as of June 30, 2011 and December 31, 2010, respectively:

	Fair Value as of
	June 30,	December 31,
Balance Sheet Location	2011	2010
Other liabilities	$--	$2.4

     The following table summarizes the effect of the interest rate swap on other comprehensive income for the six months ended June 30, 2011 and 2010:

	2011	2010
Effective portion of derivative gain	$2.4	$4.0

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2011	2010
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$39.4	$24.2
Income taxes, net of refunds	148.4	155.7
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$3.0	$5.5

16. BUSINESS ACQUISITIONS

     During the six months ended June 30, 2011, the Company acquired various laboratories and related assets for approximately $45.0 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.

     In April 2011, the Company and Orchid Cellmark Inc. (“Orchid”) announced that they had entered into a definitive agreement and plan of merger under which the Company will acquire all of the outstanding shares of Orchid in a cash tender offer for $2.80 per share for a total purchase price to stockholders and optionholders of approximately $85.4. The tender offer and the merger are subject to customary closing conditions set forth in the agreement and plan of merger, including the acquisition in the tender offer of a majority of Orchid’s fully diluted shares and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). The closing of the acquisition is expected in the third quarter of 2011. The Company has received lawsuits filed by putative classes of shareholders of Orchid in New Jersey and Delaware state courts and federal court in New Jersey alleging breaches of fiduciary duty and/or other violations of state law arising out of the proposed acquisition of Orchid. Both Orchid and the Company are named in the lawsuits. The federal court lawsuit was subsequently dismissed and the New Jersey state court actions have been stayed. The remaining Delaware lawsuits have been consolidated and will be vigorously defended.

     In addition, the Company has received a request for additional information (commonly referred to as a "Second Request") from the Federal Trade Commission ("FTC") in connection with the Company's proposed acquisition of Orchid. The Company is cooperating with FTC staff since the Company originally filed its required notification pursuant to the HSR Act on April 18, 2011. The Company intends to continue to cooperate with the FTC to obtain clearance as promptly as possible. The issuance of the Second Request extends the HSR Act waiting period to ten days after the Company has substantially complied with the request, unless that period is terminated earlier by the FTC.

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

INDEX

13.	failure to effectively integrate and/or manage newly acquired businesses, including Genzyme Genetics, and the cost related to such integrations;

14.	the effects of the acquisition of Genzyme Genetics on the Company’s cash position and levels of indebtedness;

15.	adverse results in litigation matters;

16.	inability to attract and retain experienced and qualified personnel;

17.	failure to maintain the Company’s days sales outstanding and/or bad debt expense levels;

18.	decrease in the Company’s credit ratings by Standard & Poor’s and/or Moody’s;

19.	discontinuation or recalls of existing testing products;

20.	failure to develop or acquire licenses for new or improved technologies, or customers using new technologies to perform their own tests;

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

INDEX

GENERAL (dollars in millions, except per share data)

     During the first six months of 2011, the Company continued to strengthen its financial performance through volume growth in its core and esoteric testing, pricing discipline and expense control.

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

     Due to the normal post-acquisition enrollment process for government payers and contract assignment process for managed care payers, the Company has experienced delays in billing for services rendered by Genzyme Genetics. Cash collections, receivable agings and DSO in the first six months of 2011 were negatively impacted by these delays. The Company expects the delays to be resolved in due course and the related billings and collections to be brought up-to-date during the third quarter of 2011.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

     Operating results for the six months ended June 30, 2011 and 2010 were negatively impacted by severe winter weather primarily in the eastern and middle sections of the country during the first quarters of 2011 and 2010. The Company’s testing facilities were not damaged by the severe winter weather; however, specimen volume was negatively impacted due to patients’ inability to visit doctors’ offices and patient service centers – the sources of the majority of testing volume.  During the six months ended June 30, 2011 and 2010 inclement weather had an impact on the Company’s results, reducing volume by an estimated 0.5 and 0.6, respectively, and reducing revenue by an estimated $22.0 and $23.0, respectively.

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Net Sales

	Quarter ended June 30,
	2011	2010	% Change
Net sales
Routine Testing	$790.5	$745.5	6.0%
Genomic and Esoteric Testing	532.0	421.8	26.1%
Ontario, Canada	80.8	71.1	13.6%
Total	$1,403.3	$1,238.4	13.3%

	Number of Requisitions
	Quarter ended June 30,
	2011	2010	% Change
Volume
Routine Testing	21.5	20.8	3.6%
Genomic and Esoteric Testing	7.5	6.8	9.6%
Ontario, Canada	2.4	2.3	1.7%
Total	31.4	29.9	4.8%

INDEX

	Quarter ended June 30,
	2011	2010	% Change
Revenue Per Requisition
Routine Testing	$36.76	$35.92	2.3%
Genomic and Esoteric Testing	70.91	61.64	15.0%
Ontario, Canada	33.80	30.26	11.7%
Total	$44.70	$41.35	8.1%

     The increase in net sales for the three months ended June 30, 2011 as compared with the corresponding 2010 period was driven primarily by incremental revenue from recent acquisitions including Genzyme Genetics (8% of growth in revenue and 6.4% of growth in revenue per requisition), the Company’s organic volume growth and continued shift in test mix to higher priced genomic and esoteric tests along with growth in revenue per requisition for such testing, and increases in the Canadian exchange rate. Genomic and esoteric testing volume as a percentage of total volume increased from 22.9% in 2010 to 23.9% in 2011. Revenue per requisition and volume growth for genomic and esoteric testing was primarily due to the incremental revenue and volume from Genzyme Genetics. Net sales of the Ontario joint venture were $80.8 for the three months ended June 30, 2011 compared to $71.1 in the corresponding 2010 period, an increase of $9.7, or 13.6%. Net sales of the Ontario joint venture were impacted by a weaker U.S. dollar in 2011 as compared with 2010. In Canadian dollars, net sales of the Ontario joint venture increased by CN$5.0, or 6.8%.

Cost of Sales	Quarter ended June 30,
	2011	2010	% Change
Cost of sales	$815.1	$704.8	15.6%
Cost of sales as a % of sales	58.1%	56.9%

     Cost of sales (primarily laboratory and distribution costs) increased 15.6% in the 2011 period as compared with the 2010 period primarily due to incremental costs from recent acquisitions including Genzyme Genetics, increases in labor, and the continued shift in test mix to genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 58.1% in 2011 from 56.9% in 2010. The increase in cost of sales as a percentage of net sales is primarily due to lower margins on recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of June 30, 2011.

Selling, General and Administrative Expenses

	Quarter ended June 30,
	2011	2010	% Change
Selling, general and administrative
expenses	$322.7	$245.4	31.5%
SG&A as a % of sales	23.0%	19.8%

     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased to 23.0% in the second quarter of 2011 compared to 19.8% in 2010. The increase in SG&A as a percentage of net sales is primarily due to the recently announced settlement of the Hunter Labs litigation in California for $34.5 ($49.5 settlement less previously recorded reserves of $15.0), $1.1 in legal costs associated with the planned acquisition of Orchid Cellmark, and expenses from recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of June 30, 2011. As an offset to the increase in SG&A as a percentage of net sales, bad debt expense decreased to 4.7% of net sales in 2011 as compared with 4.8% in 2010 primarily due to improved collection trends resulting from process improvement programs within the Company’s billing department and field operations.

Amortization of Intangibles and Other Assets

	Quarter ended June 30,
	2011	2010	% Change
Amortization of intangibles and
other assets	$21.5	$17.7	21.5%

     The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2011 and 2010.

INDEX

Restructuring and Other Special Charges

	Quarter ended June 30,
	2011	2010	% Change
Restructuring and other special charges	$18.3	$--	N/A

     During the second quarter of 2011, the Company recorded net restructuring charges of $11.1. Of this amount, $9.3 related to severance and other personnel costs, and $4.0 primarily related to facility-related costs associated with the ongoing integration of the Genzyme Genetics andWestcliff acquisitions. These charges were offset by a restructuring credit of $2.2 resulting from the reversal of unused severance and facility closure liabilities. These restructuring initiatives are expected to provide annualized cost savings of approximately $35.2. In addition, the Company recorded fixed assets impairment charges of $7.2 primarily related to equipment and leasehold improvements in closed facilities.

Interest Expense	Quarter ended June 30,
	2011	2010	% Change
Interest expense	$21.0	$14.5	44.8%

     The increase in interest expense was primarily due to interest incurred during 2011 in connection with proceeds from the senior notes offering of $925.0 in November 2010. Other interest related costs decreased due to lower average borrowings outstanding in the second quarter of 2011 as compared with the 2010 period primarily due to principal payments on the Term Loan Facility and the settlement of approximately $149.1 of the zero-coupon subordinated notes in the first six months of 2011. In addition, the effective interest rate on the Term Loan Facility was lower in 2011 as compared with the 2010 period due to the expiration of the interest rate swap on March 31, 2011.

Equity Method Income

	Quarter ended June 30,
	2011	2010	% Change
Equity method income	$2.6	$4.6	(43.5)%

      Equity method income represents the Company’s ownership share in joint venture partnerships along with stock investments in other companies in the clinical diagnostic industry. The decrease in income in the second quarter of 2011 as compared with the 2010 period is primarily due to the Company’s share of losses in the Cincinnati, Ohio joint venture and the Canada, China and Western Europe equity method investment.

Income Tax Expense	Quarter ended June 30,
	2011	2010	% Change
Income tax expense	$80.6	$102.8	(21.6)%
Income tax expense as a %
of income before tax	38.9%	39.5%

     The decrease in the effective tax rate for 2011 as compared to 2010 was primarily the result of lower taxes on foreign earnings.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

Net Sales

	Six Months Ended June 30,
	2011	2010	% Change
Net sales
Routine Testing	$1,566.5	$1,463.8	7.0%
Genomic and Esoteric Testing	1,050.3	828.2	26.8%
Ontario, Canada	154.9	140.0	10.6%
Total	$2,771.7	$2,432.0	14.0%

INDEX

	Number of Requisitions
	Six Months Ended June 30,
	2011	2010	% Change
Volume
Routine Testing	42.8	41.1	4.3%
Genomic and Esoteric Testing	14.7	13.3	10.4%
Ontario, Canada	4.7	4.6	0.7%
Total	62.2	59.0	5.4%

	Six Months Ended June 30,
	2011	2010	% Change
Revenue Per Requisition
Routine Testing	$36.60	$35.66	2.6%
Genomic and Esoteric Testing	71.36	62.13	14.9%
Ontario, Canada	33.19	30.20	9.9%
Total	$44.57	$41.21	8.2%

     The increase in net sales for the six months ended June 30, 2011 as compared with the corresponding 2010 period was driven primarily by incremental revenue from recent acquisitions including Genzyme Genetics (8% of growth in revenue and 6.5% of growth in revenue per requisition), the Company’s organic volume growth and continued shift in test mix to higher priced genomic and esoteric tests along with growth in revenue per requisition for such testing, and increases in the Canadian exchange rate. Genomic and esoteric testing volume as a percentage of total volume increased from 22.6% in 2010 to 23.7% in 2011. Revenue per requisition and volume growth for genomic and esoteric testing was primarily due to the incremental revenue and volume from Genzyme Genetics. Net sales of the Ontario joint venture were $154.9 for the six months ended June 30, 2011 compared to $140.0 in the corresponding 2010 period, an increase of $14.9, or 10.6%. Net sales of the Ontario joint venture were impacted by a weaker U.S. dollar in 2011 as compared with 2010. In Canadian dollars, net sales of the Ontario joint venture increased by CN$6.4, or 4.4%.

Cost of Sales	Six Months Ended June 30,
	2011	2010	% Change
Cost of sales	$1,615.1	$1,391.5	16.1%
Cost of sales as a % of sales	58.3%	57.2%

     Cost of sales (primarily laboratory and distribution costs) increased 16.1% in the 2011 period as compared with the 2010 period primarily due to incremental costs from recent acquisitions including Genzyme Genetics, increases in labor, and the continued shift in test mix to genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 58.3% in 2011 from 57.2% in 2010. The increase in cost of sales as a percentage of net sales is primarily due to lower margins on recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of June 30, 2011.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2011	2010	% Change
Selling, general and administrative
expenses	$605.5	$491.4	23.2%
SG&A as a % of sales	21.8%	20.2%

     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased to 21.8% in the six month period of 2011 compared to 20.2% in 2010. The increase in SG&A as a percentage of net sales is primarily due to the recently announced settlement of the Hunter Labs litigation in California for $34.5 ($49.5 settlement less previously recorded reserves of $15.0), $1.1 in legal costs associated with the planned acquisition of Orchid Cellmark, and expenses from recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of June 30, 2011. As an offset to the increase in SG&A as a percentage of net sales, bad debt expense decreased to 4.7% of net sales in 2011 as compared with 4.9% in 2010 primarily due to improved collection trends resulting from process improvement programs within the Company’s billing department and field operations.

INDEX

Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2011	2010	% Change
Amortization of intangibles and
other assets	$43.4	$35.1	23.6%

     The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2011 and 2010.

Restructuring and Other Special Charges

	Six Months Ended June 30,
	2011	2010	% Change
Restructuring and other special charges	$46.2	$9.3	N/A

     During the first six months of 2011, the Company recorded net restructuring charges of $24.2. Of this amount, $13.3 related to severance and other personnel costs, and $13.8 primarily related to facility-related costs associated with the ongoing integration of the Genzyme Genetics and Westcliff acquisitions. These charges were offset by restructuring credits of $2.9 resulting from the reversal of unused severance and facility closure liabilities. These restructuring initiatives are expected to provide annualized cost savings of approximately $48.5. In addition, the Company recorded fixed assets impairment charges of $7.2 primarily related to equipment and leasehold improvements in closed facilities. The Company also recorded a special charge of $14.8 related to a write-off of certain assets and liabilities related to an investment made in a prior year.

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

Interest Expense	Six Months Ended June 30,
	2011	2010	% Change
Interest expense	$45.0	$29.1	54.6%

     The increase in interest expense was primarily due to interest incurred during 2011 in connection with proceeds from the senior notes offering of $925.0 in November 2010. Other interest related costs decreased due to lower average borrowings outstanding in the first six months of 2011 as compared with the 2010 period primarily due to principal payments on the Term Loan Facility and the settlement of approximately $149.1 of the zero-coupon subordinated notes in the first six months of 2011. In addition, the effective interest rate on the Term Loan Facility was lower in 2011 as compared with the 2010 period due to the expiration of the interest rate swap on March 31, 2011.

Equity Method Income	Six Months Ended June 30,
	2011	2010	% Change
Equity method income	$4.1	$8.4	(51.2)%

      Equity method income represents the Company’s ownership share in joint venture partnerships along with stock investments in other companies in the clinical diagnostic industry. The decrease in income in the first six months of 2011 as compared with the 2010 period is primarily due to the Company’s share of losses in the Cincinnati, Ohio joint venture and the Canada, China and Western Europe equity method investment.

Income Tax Expense	Six Months Ended June 30,
	2011	2010	% Change
Income tax expense	$163.7	$189.7	(13.7)%
Income tax expense as a %
of income before tax	38.9%	39.3%

INDEX

     The decrease in the effective tax rate for 2011 as compared to 2010 was primarily the result of lower taxes on foreign earnings.

 LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

     The Company’s operations provided $400.2 and $448.2 of cash, net of $0.0 and $16.6 in transition payments to UnitedHealthcare, for the six months ended June 30, 2011 and 2010, respectively. The decrease in cash flows in the first six months of 2011 is primarily due to the Company experiencing delays in billing for services rendered by Genzyme Genetics as a result of the normal post-acquisition enrollment process for government payers and the contract assignment process for managed care payers, along with the timing of vendor payments. Cash collections, receivable agings and DSO in the first six months of 2011 were negatively impacted by these delays. The Company expects the delays to be resolved in due course and the related billings and collections to be brought up-to-date during the third quarter of 2011. The Company's interest payments (primarily related to borrowings to fund the purchase of Genzyme Genetics) increased $15.2 during the first six months of 2011, compared to the first six months of 2010.

     Capital expenditures were $75.2 and $59.0 for the six months ended June 30, 2011 and 2010, respectively. The Company expects capital expenditures of approximately $150.0 in 2011. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

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

     At June 30, 2011, the Company provided letters of credit aggregating approximately $37.3, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

     As of December 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $234.3 of Company common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. During the six months ended June 30, 2011, the Company purchased approximately 3.5 shares of its common stock at a total cost of approximately $325.8. As of June 30, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately $408.5 of Company common stock.

     The Company had a $71.8 and $65.8 reserve for unrecognized income tax benefits, including interest and penalties, at June 30, 2011 and December 31, 2010, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, respectively.

     The Term Loan Facility and Revolving Facility contain certain debt covenants which require that the Company maintain a leverage ratio of no more than 2.5 to 1.0 and an interest coverage ratio of at least 5.0

INDEX

to 1.0. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The credit agreement allows payment of dividends provided that the Company is not in default (as defined in the agreement) and its leverage ratio is less than 2.0 to 1.0. The Company was in compliance with all covenants as of June 30, 2011. As of June 30, 2011, the leverage and interest coverage ratios were 1.6 to 1.0 and 14.9 to 1.0, respectively. Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

     During the six months ended June 30, 2011, the Company settled notices to convert approximately $183.2 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $240.7. The total cash used for these settlements was $149.1 and the Company also issued 0.9 additional shares of common stock. As a result of these conversions, the Company also reversed approximately $36.1 of deferred tax liability to reflect the tax benefit realized upon issuance of the shares. The zero-coupon subordinated notes are considered common stock equivalents and are included in the potentially diluted shares as disclosed in note 2 (Earnings Per Share) to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010.

     On March 14, 2011, the Company announced that for the period of March 12, 2011 to September 11, 2011, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 9, 2011, in addition to the continued accrual of the original issue discount.

     On July 1, 2011, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2011, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, September 30, 2011.

     The Company is required to offer to repurchase the zero-coupon subordinated notes on September 12, 2011, which is the last date on which the Company is currently obligated to make such an offer. The Company could receive additional notices of conversion prior to that date. If such notices are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

Noncontrolling Interest Puts

     The partnership units of the holders of the noncontrolling interest in the Ontario, Canada (“Ontario”) joint venture were acquired by the Company on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $30.7, totals $144.1 at June 30, 2011. At June 30, 2011, $153.4 has been classified as a current liability in the Company’s condensed consolidated balance sheet as the noncontrolling interest that acquired these units has the ability to put its units in the partnership to the Company on December 31, 2011.

INDEX

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 4. Controls and Procedures

     As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011, which is incorporated by reference.

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

      The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended June 30, 2011, by or on behalf of the Company:

				Maximum
			Total Number	Dollar Value
		Average	of Shares	of Shares
	Total	Price	Repurchased as	that May Yet Be
	Number	Paid	Part of Publicly	Repurchased
	of Shares	Per	Announced	Under
	Repurchased	Share	Program	the Program
April 1 – April 30	0.2	$94.71	0.2	$449.0
May 1 – May 31	0.2	98.43	0.2	430.5
June 1 - June 30	0.2	96.41	0.2	408.5
	0.6	$96.44	0.6

     At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On August 10, 2009, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On February 11, 2010, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On August 9, 2010, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. As of June 30, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately up to $408.5 of Company common stock. The repurchase authorization has no expiration date.

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

July 29, 2011