Form 10-Q
period 2011-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2011-10-31
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2011
OR
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

The number of shares outstanding of the issuer's common stock is 99.1 million shares, net of treasury stock as of October 24, 2011.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

Condensed Consolidated Statements of Operations
Three and nine month periods ended September 30, 2011 and 2010

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine months ended September 30, 2011 and 2010

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2011 and 2010

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

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$85.8	$230.7
Accounts receivable, net of allowance for doubtful
accounts of $192.4 and $149.2 at September 30,
2011 and December 31, 2010, respectively	718.7	655.6
Supplies inventories	103.8	103.4
Prepaid expenses and other	78.4	95.7
Deferred income taxes	85.9	58.4
Total current assets	1,072.6	1,143.8

Property, plant and equipment, net	577.4	586.9
Goodwill, net	2,641.4	2,601.3
Intangible assets, net	1,592.7	1,674.1
Joint venture partnerships and equity method investments	75.4	78.5
Other assets, net	93.7	103.2
Total assets	$6,053.2	$6,187.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.9	$257.8
Accrued expenses and other	404.3	352.9
Noncontrolling interest	140.7	148.1
Short-term borrowings and current portion of long-term debt	214.3	361.7
Total current liabilities	982.2	1,120.5

Long-term debt, less current portion	1,769.3	1,826.7
Deferred income taxes and other tax liabilities	569.8	602.3
Other liabilities	169.0	151.4
Total liabilities	3,490.3	3,700.9

Commitments and contingent liabilities	--	--
Noncontrolling interest	19.6	20.6

Shareholders’ equity
Common stock, 99.7 and 102.4 shares outstanding at
September 30, 2011 and December 31, 2010, respectively	11.9	12.2
Additional paid-in capital	--	53.9
Retained earnings	3,402.2	3,246.6
Less common stock held in treasury	(940.9)	(934.9)
Accumulated other comprehensive income	70.1	88.5
Total shareholders’ equity	2,543.3	2,466.3
Total liabilities and shareholders’ equity	$6,053.2	$6,187.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$1,404.5	$1,276.5	$4,176.2	$3,708.5

Cost of sales	836.0	748.8	2,451.1	2,140.3

Gross profit	568.5	527.7	1,725.1	1,568.2

Selling, general and administrative
expenses	283.8	270.5	889.3	761.9
Amortization of intangibles and other assets	21.2	18.0	64.6	53.1
Restructuring and other special charges	24.1	3.9	70.3	13.2

Operating income	239.4	235.3	700.9	740.0

Other income (expenses):
Interest expense	(20.3)	(21.6)	(65.3)	(50.7)
Equity method income, net	2.5	4.2	6.6	12.6
Investment income	0.2	0.3	0.7	0.8
Other, net	(1.7)	(1.6)	(1.8)	(3.0)

Earnings before income taxes	220.1	216.6	641.1	699.7

Provision for income taxes	82.5	73.5	246.2	263.2

Net earnings	137.6	143.1	394.9	436.5
Less: Net earnings attributable to the
noncontrolling interest	(3.3)	(3.1)	(10.6)	(10.1)

Net earnings attributable to Laboratory
Corporation of America Holdings	$134.3	$140.0	$384.3	$426.4

Basic earnings per common share	$1.34	$1.37	$3.82	$4.12

Diluted earnings per common share	$1.31	$1.34	$3.76	$4.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income	Equity
BALANCE AT DECEMBER 31, 2009	$12.5	$36.7	$2,927.9	$(932.5)	$61.5	$2,106.1
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	426.4	--	--	426.4
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	19.4	19.4
Interest rate swap adjustments	--	--	--	--	5.7	5.7
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	(8.4)	(8.4)
Comprehensive earnings						443.1
Issuance of common stock under
employee stock plans	0.1	44.3	--	--	--	44.4
Surrender of restricted stock awards	--	--	--	(2.4)	--	(2.4)
Stock compensation	--	29.5	--	--	--	29.5
Value of noncontrolling interest put	--	(17.2)	--	--	--	(17.2)
Income tax benefit from stock
options exercised	--	4.2	--	--	--	4.2
Purchase of common stock	(0.5)	(97.5)	(239.5)	--	--	(337.5)
BALANCE AT SEPTEMBER 30, 2010	$12.1	$--	$3,114.8	$(934.9)	$78.2	$2,270.2

BALANCE AT DECEMBER 31, 2010	$12.2	$53.9	$3,246.6	$(934.9)	$88.5	$2,466.3
Comprehensive earnings:
Net earnings attributable to Laboratory
Corporation of America Holdings	--	--	384.3	--	--	384.3
Other comprehensive earnings:
Foreign currency translation adjustments	--	--	--	--	(32.6)	(32.6)
Interest rate swap adjustments	--	--	--	--	2.4	2.4
Tax effect of other comprehensive
earnings adjustments	--	--	--	--	11.8	11.8
Comprehensive earnings						365.9
Issuance of common stock under
employee stock plans	0.1	111.2	--	--	--	111.3
Surrender of restricted stock and
performance share awards	--	--	--	(6.0)	--	(6.0)
Conversion of zero-coupon convertible debt	0.1	36.1	--	--	--	36.2
Stock compensation	--	37.2	--	--	--	37.2
Income tax benefit from stock
options exercised	--	10.2	--	--	--	10.2
Purchase of common stock	(0.5)	(248.6)	(228.7)	--	--	(477.8)
BALANCE AT SEPTEMBER 30, 2011	$11.9	$--	$3,402.2	$(940.9)	$70.1	$2,543.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$394.9	$436.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	173.6	150.7
Stock compensation	37.2	29.5
Loss on sale of assets	1.2	2.4
Accreted interest on zero-coupon subordinated notes	3.2	4.4
Cumulative earnings less than (in excess of) distribution
from equity method investments	(0.3)	0.6
Deferred income taxes	(11.0)	(2.1)
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(65.9)	(49.0)
(Increase) decrease in inventories	(0.9)	2.3
Decrease in prepaid expenses and other	10.5	11.4
Decrease in accounts payable	(40.8)	(8.9)
Increase in accrued expenses and other	75.3	46.6
Net cash provided by operating activities	577.0	624.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(115.6)	(93.3)
Proceeds from sale of assets	3.6	3.9
Deferred payments on acquisitions	(0.7)	(3.0)
Acquisition of licensing technology	--	(0.4)
Investments in equity affiliates	--	(10.0)
Acquisition of businesses, net of cash acquired	(46.3)	(219.7)
Net cash used for investing activities	(159.0)	(322.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	85.0	160.0
Payments on revolving credit facilities	(85.0)	(170.0)
Principal payments on term loan	(56.2)	(37.5)
Payments on zero-coupon subordinated notes	(150.6)	(5.0)
Payments on vendor-financed equipment	--	(1.3)
Payments on long-term debt	(0.8)	--
Payment of debt issuance costs	(0.5)	--
Proceeds from sale of interest in a consolidated subsidiary	--	137.5
Cash paid to acquire an interest in a consolidated subsidiary	--	(137.5)
Noncontrolling interest distributions	(5.8)	(8.5)
Excess tax benefits from stock based compensation	9.8	2.4
Net proceeds from issuance of stock to employees	111.3	44.4
Purchase of common stock	(468.8)	(338.1)
Net cash used for financing activities	(561.6)	(353.6)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.1
Net decrease in cash and cash equivalents	(144.9)	(51.6)
Cash and cash equivalents at beginning of period	230.7	148.5
Cash and cash equivalents at end of period	$85.8	$96.9

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

     The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
		2011			2010			2011			2010
			Per			Per			Per			Per
			Share			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic earnings
per share:
Net earnings	$134.3	100.6	$1.34	$140.0	102.1	$1.37	$384.3	100.5	$3.82	$426.4	103.4	$4.12
Dilutive effect of
employee stock
options and awards	--	1.1		--	0.8		--	1.3		--	0.8
Effect of convertible
debt, net of tax	--	0.5		--	1.2		--	0.5		--	1.2
Diluted earnings
per share:
Net earnings
including impact of
dilutive adjustments	$134.3	102.2	$1.31	$140.0	104.1	$1.34	$384.3	102.3	$3.76	$426.4	105.4	$4.05

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	1.5	4.3	1.3	4.1

3. NEW ACCOUNTING PRONOUNCEMENTS

     In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in connection with disclosures about an employer’s participation in a multiemployer plan. This literature requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For employers that participate in multiemployer pension plans, the amendments in this guidance require an employer to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The new guidance is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company does not believe the adoption of the authoritative guidance for the year ending December 31, 2011 will have an impact on its consolidated financial statements other than potentially adding the new disclosures required by the guidance.

     In September 2011, the FASB issued authoritative guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating whether to adopt this guidance early for its fiscal year 2011 annual impairment test. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

     In July 2011, the FASB issued authoritative guidance on the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain health care entities. This literature was issued to provide greater transparency about a health care entity’s net patient service revenue and the related allowance for doubtful accounts. Specifically, this literature requires the provision for bad debts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue for health care entities that provide services regardless of a patient's ability to pay. The guidance also requires enhanced disclosures of significant changes in estimates in the provision for bad debts relating to patient services when an entity recognizes revenue regardless of a patient's ability to pay. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company does not believe the adoption of the authoritative guidance in the first quarter of 2012 will have an impact on its consolidated financial statements.

     In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. Specifically, this literature allows an entity to present components of net earnings and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The authoritative guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. While the authoritative guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net earnings or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the authoritative guidance in the first quarter of fiscal 2012 will have an impact on its consolidated financial position, results of operations or cash flows.

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

4. BUSINESS ACQUISITIONS

     During the nine months ended September 30, 2011, the Company acquired various laboratories and related assets for approximately $46.3 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company’s geographic reach in important market areas and/or enhance the Company’s scientific differentiation and esoteric testing capabilities.

     In April 2011, the Company and Orchid Cellmark Inc. (“Orchid”) announced that they had entered into a definitive agreement and plan of merger under which the Company will acquire all of the outstanding shares of Orchid in a cash tender offer for $2.80 per share for a total purchase price to stockholders and optionholders of approximately $85.4. The tender offer and the merger are subject to customary closing conditions set forth in the agreement and plan of merger, including the acquisition in the tender offer of a majority of Orchid’s fully diluted shares and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). The closing of the acquisition is expected in the fourth quarter of 2011. The Company has received lawsuits filed by putative classes of shareholders of Orchid in New Jersey and Delaware state courts and federal court in New Jersey alleging breaches of fiduciary duty and/or other violations of state law arising out of the proposed acquisition of Orchid. Both Orchid and the Company are named in the lawsuits. The federal court lawsuit was subsequently dismissed and the New Jersey state court actions have been stayed. The remaining Delaware lawsuits have been consolidated and will be vigorously defended.

     In addition, the Company has received a request for additional information (commonly referred to as a "Second Request") from the Federal Trade Commission ("FTC") in connection with the Company's proposed acquisition of Orchid. The Company has been cooperating with FTC staff since April 18, 2011, when the Company originally filed its required notification pursuant to the HSR Act. The Company intends to continue to cooperate with the FTC to obtain clearance as promptly as possible.

5.  NONCONTROLLING INTEREST PUTS

     The partnership units of the holders of the noncontrolling interest in the Ontario, Canada (“Ontario”) joint venture were acquired by the Company on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $28.4, totals $131.9 at September 30, 2011. At September 30, 2011, $140.7 has been classified as a current liability in the Company’s condensed consolidated balance sheet as the noncontrolling interest that acquired these units has the ability to put its units in the partnership to the Company on December 31, 2011.

     On October 14, 2011, the Company issued notice to a noncontrolling interest holder in the Ontario joint venture of its intent to purchase the holder's partnership units in accordance with the terms of the joint venture's partnership agreement. The purchase price as outlined in the partnership agreement is C$147.8 plus certain adjustments relating to cash distribution hold backs made to finance recent business acquisitions and capital expenditures. The Company anticipates that the transaction will close on November 28, 2011 and once completed will bring the Company's percentage interest owned to 98.2%.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     Net sales of the Ontario joint venture for the nine month and three month periods ended September 30, 2011 were $230.7 (CN$225.4) and $75.8 (CN$74.2), respectively, and $207.6 (CN$215.1) and $67.6 (CN$70.3) for the nine month and three month periods ended September 30, 2010, respectively.

6.  RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the first nine months of 2011, the Company recorded net restructuring charges of $39.1. Of this amount, $21.1 related to severance and other personnel costs, and $21.3 primarily related to facility-related costs associated with the ongoing integration of certain acquisitions including Genzyme Genetics* and Westcliff. These charges were offset by restructuring credits of $3.3 resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded fixed assets impairment charges of $16.4 primarily related to equipment and leasehold improvements in closed facilities. The Company also recorded a special charge of $14.8 related to a write-off of certain assets and liabilities related to an investment made in a prior year.

     During the first nine months of 2010, the Company recorded net restructuring charges of $7.0 primarily related to work force reductions and the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and other facility related costs. Of this amount, $8.0 related to severance and other employee costs in connection with certain work force reductions and $3.2 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior facility related restructuring accruals by $4.2 as a result of changes in cost estimates on the restructuring initiatives. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the first nine months of 2010.

* Genzyme Genetics and its logo are trademarks of Genzyme Corporation and used by Esoterix Genetic Laboratories, LLC (“EGL”), a wholly-owned subsidiary of the Company, under license. EGL and the Company are operated independently from Genzyme Corporation.

7.  RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance	Lease
	and Other	and Other
	Employee	Facility
	Costs	Costs	Total
Balance as of December 31, 2010	$4.9	$12.9	$17.8
Restructuring charges	21.1	21.3	42.4
Reduction of prior restructuring accruals	(2.4)	(0.9)	(3.3)
Cash payments and other adjustments	(12.0)	(6.0)	(18.0)
Balance as of September 30, 2011	$11.6	$27.3	$38.9

Current			$24.0
Non-current			14.9
			$38.9

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

8.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2011 and for the year ended December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Balance as of January 1	$2,601.3	$1,897.1
Goodwill acquired during the period	46.0	704.4
Adjustments to goodwill	(5.9)	(0.2)

Balance at end of period	$2,641.4	$2,601.3

The components of identifiable intangible assets are as follows:

	September 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$1,163.9	$(412.9)	$1,146.0	$(370.0)
Patents, licenses and technology	144.7	(85.1)	144.7	(75.7)
Non-compete agreements	28.1	(13.5)	26.6	(9.4)
Trade name	123.5	(58.5)	123.3	(50.3)
Canadian licenses	702.5	--	738.9	--
	$2,162.7	$(570.0)	$2,179.5	$(505.4)

     Amortization of intangible assets for the nine month and three month periods ended September 30, 2011 was $64.6 and $21.2, respectively, and $53.1 and $18.0 for the nine month and three month periods ended September 30, 2010, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $21.4 for the remainder of fiscal 2011, $81.6 in fiscal 2012, $75.8 in fiscal 2013, $73.0 in fiscal 2014, $69.4 in fiscal 2015 and $569.0 thereafter.

     The Ontario operation had $702.5 and $738.9 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of September 30, 2011 and December 31, 2010, respectively.

9.  DEBT

     Short-term borrowings and the current portion of long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Zero-coupon convertible subordinated notes	$139.3	$286.7
Term loan, current	75.0	75.0
Total short-term borrowings and current portion of long-term debt	$214.3	$361.7

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Senior notes due 2013	$350.5	$350.9
Senior notes due 2015	250.0	250.0
Senior notes due 2016	325.0	325.0
Senior notes due 2020	600.0	600.0
Term loan, non-current	243.8	300.0
Other long-term debt	--	0.8
Total long-term debt	$1,769.3	$1,826.7

Zero-coupon Subordinated Notes

     During the nine months ended September 30, 2011, the Company settled notices to convert approximately $185.1 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $242.8. The total cash used for these settlements was $150.6 and the Company also issued 0.9 additional shares of common stock. As a result of these conversions, the Company also reversed approximately $36.1 of deferred tax liability to reflect the tax benefit realized upon issuance of the shares. The zero-coupon subordinated notes are considered common stock equivalents and are included in the potentially diluted shares as disclosed in note 2 (Earnings Per Share) to the Company's condensed consolidated financial statements.

     On September 13, 2011, the Company announced that for the period of September 12, 2011 to March 11, 2012, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 7, 2011, in addition to the continued accrual of the original issue discount.

     On October 6, 2011, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2011, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, December 30, 2011.

     On August 11, 2011, the Company notified holders of the zero-coupon subordinated notes that pursuant to the Indenture for the notes they have the right to require the Company to purchase in cash all or a portion of their zero-coupon subordinated notes on September 12, 2011 at $819.54 per note, plus any accrued contingent additional principal and any accrued contingent interest thereon. On September 12, 2011, the Company announced that none of the zero-coupon subordinated notes were tendered by holders for purchase by the Company.

Credit Facilities

    The balances outstanding on the Company’s Term Loan Facility at September 30, 2011 and December 31, 2010 were $318.8 and $375.0, respectively. There were no balances outstanding on the Company’s Revolving Facility at September 30, 2011 and December 31, 2010. The Term Loan Facility and Revolving Facility bear interest at varying rates based upon LIBOR plus a percentage based on the Company’s credit rating with Standard & Poor’s Ratings Services. The Term Loan Facility and Revolving Facility contain certain debt covenants which require that the Company maintain a leverage ratio of no more than 2.5 to 1.0 and an interest coverage ratio of at least 5.0 to 1.0. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The credit agreement allows payment of dividends provided that the Company is not in default (as defined in the agreement) and its leverage ratio is less than 2.0 to 1.0. The Company was in compliance with all covenants as of September 30, 2011. As of September 30, 2011, the leverage and interest coverage ratios were 1.6 to 1.0 and 15.3 to 1.0, respectively.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     As of September 30, 2011, the effective interest rates on the Term Loan Facility and Revolving Facility were 0.99% and 0.59%, respectively.

10. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2011.

     The changes in common shares issued and held in treasury are summarized below:

		Held in
	Issued	Treasury	Outstanding
Common shares at December 31, 2010	124.5	(22.1)	102.4
Common stock issued under employee stock plans	1.9	--	1.9
Common stock issued upon conversion of zero-coupon
subordinated notes	0.9	--	0.9
Surrender of restricted stock and performance share awards	--	(0.1)	(0.1)
Retirement of common stock	(5.4)	--	(5.4)

Common shares at September 30, 2011	121.9	(22.2)	99.7

Share Repurchase Program

     As of December 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $234.3 of Company common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. During the nine months ended September 30, 2011, the Company purchased approximately 5.4 shares of its common stock at a total cost of approximately $477.8. As of September 30, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately $256.5 of Company common stock.

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

     The gross unrecognized income tax benefits were $54.5 and $53.6 at September 30, 2011 and December 31, 2010, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

     As of September 30, 2011 and December 31, 2010, $55.3 and $54.6, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

     The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $11.3 and $12.2 as of September 30, 2011 and December 31, 2010, respectively.

     The valuation allowance provided as a reserve against certain deferred tax assets is $14.1 and $11.4 at September 30, 2011 and December 31, 2010, respectively. The increase in the valuation allowance during 2011 is due to current year-to-date foreign losses whereby a full valuation allowance has been provided.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     The Company has substantially concluded all U.S. federal income tax matters for years through 2007. Substantially all material state and local, and foreign income tax matters have been concluded through 2006 and 2001, respectively.

     The Company has various state income tax examinations ongoing throughout the year. In October 2011, Canada Revenue Agency initiated an examination of the Company's Canadian income tax returns for 2010 and 2009. Management believes adequate provisions have been recorded related to all open tax years.

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

     As previously reported on July 14, 2011, the Company reached an agreement in principle to settle the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., to avoid the uncertainty and costs associated with prolonged litigation. The original lawsuit was brought against the Company and several other major laboratories operating in California and alleged that the defendants improperly billed the state Medicaid program and, therefore, violated the California False Claims Act. The complaint against the Company sought a refund of alleged overpayments made to the Company from November 7, 1995 through November 2009, plus simple interest of 7% per year, calculated as of the filing date to total $97.5. In addition, the suit sought continuing damages past November 2009 plus treble damages, civil penalties of $0.01 per each alleged false claim, recovery of costs, attorney’s fees, and legal expenses, and pre- and post-judgment interest. Pursuant to the executed settlement agreement, the Company paid $49.5 in the third quarter of 2011 to resolve all claims brought against the Company in the lawsuit without any admission of liability. In connection with the settlement, the Company recorded litigation settlement expense of $34.5 (net of a previously recorded reserve of $15.0) in the second quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from November 1, 2011 through October 31, 2012. The Medi-Cal discount is not expected to have a material impact on the Company's consolidated revenues or results of operations.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     As previously reported, the Company responded to an October 2007 subpoena from the United States Office of Inspector General’s regional office in New York. On August 17, 2011, the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and expenses. The United States government has not intervened in the lawsuit. The Company will vigorously defend the lawsuit.

     In addition, the Company has received three other subpoenas since 2007 related to Medicaid billing. In June 2010, the Company received a subpoena from the State of Florida requesting documents related to its billing to Florida Medicaid. In February 2009, the Company received a subpoena from the Commonwealth of Virginia seeking documents related to the Company’s billing for state Medicaid. In October 2009, the Company received a subpoena from the State of Michigan seeking documents related to its billing to Michigan Medicaid. The Company also responded to a September 2009 subpoena from the United States Office of Inspector General’s regional office in Massachusetts regarding certain of its billing practices. The Company is cooperating with the requests.

     On August 19, 2010, Aetna, Inc., Aetna Health Holdings, LLC and Aetna Health Management, LLC filed a lawsuit against Laboratory Corporation of America Holdings in the United States District Court for the Eastern District of Pennsylvania, alleging unfair competition, misrepresentation, interference and breach of contract, and violation of trade secret laws. Aetna sought unspecified monetary damages and equitable relief. The Company filed a motion to dismiss the complaint and the Court issued an order dismissing the case on May 26, 2011. On June 6, 2011, the Plaintiffs filed a motion for reconsideration of the Court's ruling, and on July 18, 2011, the Court issued an order denying the motion. Aetna did not appeal the Court’s ruling.

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

     Under the Company’s present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred. At September 30, 2011, the Company had provided letters of credit aggregating approximately $37.3, primarily in connection with certain insurance programs. The Company’s availability under its Revolving Facility is reduced by the amount of these letters of credit.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

     At September 30, 2011, the Company was a guarantor on approximately $0.7 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately six months.

13. PENSION AND POSTRETIREMENT PLANS

     The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service. The cost of this plan was $33.5 and $30.2 for the nine months ended September 30, 2011 and 2010, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost for benefits earned	$0.7	$0.6	$2.0	$1.9
Interest cost on benefit obligation	4.2	4.4	12.8	13.6
Expected return on plan assets	(4.8)	(4.6)	(14.1)	(13.9)
Net amortization and deferral	2.0	1.7	5.7	5.7

Defined benefit plan costs	$2.1	$2.1	$6.4	$7.3

     For the nine months ended September 30, 2011 and 2010, the Company made no contributions to its defined benefit retirement plan.

     The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost for benefits earned	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	0.5	0.5	1.6	1.7
Net amortization and deferral	--	(0.3)	--	(0.6)

Postretirement medical plan costs	$0.6	$0.3	$1.9	$1.4

INDEX

 LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

14. FAIR VALUE MEASUREMENTS

     The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2011 and December 31, 2010 are as follows:

	Fair value	Fair Value Measurements as of
	as of	September 30, 2011
	September 30,	Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Noncontrolling interest puts	$160.3	$--	$160.3	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	--	--	--	--
Total fair value of derivatives	$--	$--	$--	$--

	Fair value	Fair Value Measurements as of
	as of	December 31, 2010
	December 31,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Noncontrolling interest puts	$168.7	$--	$168.7	$--

Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$--	$--	$--	$--
Interest rate swap liability	2.4	--	2.4	--
Total fair value of derivatives	$2.4	$--	$2.4	$--

     The noncontrolling interest puts are valued at their contractually determined values, which approximate fair values. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

     The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $190.4 and $419.5 as of September 30, 2011 and December 31, 2010, respectively. The fair market value of the senior notes, based on market pricing, was approximately $1,616.3 and $1,549.8 as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, the estimated fair market value of the Company’s variable rate debt of $317.7 and $370.1, respectively, was estimated by calculating the net present value of related cash flows, discounted at current market rates.

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

     The Company believes these embedded derivatives had no fair value at September 30, 2011 and December 31, 2010. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010.

     The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments (interest rate swap liability derivative) as of September 30, 2011 and December 31, 2010, respectively:

	Fair Value as of
	September 30,	December 31,
Balance Sheet Location	2011	2010
Other liabilities	$--	$2.4

     The following table summarizes the effect of the interest rate swap on other comprehensive income for the nine months ended September 30, 2011 and 2010:

	2011	2010
Effective portion of derivative gain	$2.4	$5.7

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2011	2010

Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$49.8	$37.5
Income taxes, net of refunds	225.4	265.2
Disclosure of non-cash financing and investing activities:
Accrued repurchases of common stock	$9.0	$(0.6)

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

6.	failure to maintain the security of business information systems could damage the Company’s reputation, cause it to incur substantial additional costs and become subject to litigation;

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

28.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, labor unrest, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

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

INDEX

GENERAL (dollars in millions, except per share data)

     During the first nine months of 2011, the Company continued to strengthen its financial performance through volume growth in its core and esoteric testing, pricing discipline and expense control.

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

     Due to the normal post-acquisition enrollment process and billing system conversion, the Company has experienced delays in billing for services rendered by Genzyme Genetics. Cash collections, receivable agings and DSO in the first nine months of 2011 were negatively impacted by these delays. The Company expects the delays to be resolved in due course and the related billings and collections to be brought up-to-date.

     On September 8, 2011, the Company announced that it has extended the term of its agreement with UnitedHealthcare Insurance Company (“UnitedHealthcare”), an affiliate of UnitedHealth Group Incorporated, for an additional two years. The agreement, which was effective January 1, 2007, will now continue through the end of 2018.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

     Operating results for the nine months ended September 30, 2011 and 2010 were negatively impacted by severe winter weather primarily in the eastern and middle sections of the country during the first quarters of 2011 and 2010. The Company’s testing facilities were not damaged by the severe winter weather; however, specimen volume was negatively impacted due to patients’ inability to visit doctors’ offices and patient service centers – the sources of the majority of testing volume.  During the nine months ended September 30, 2011 and 2010 inclement weather had an impact on the Company’s results, reducing volume by an estimated 0.5 and 0.6, respectively, and reducing revenue by an estimated $22.0 and $23.0, respectively.

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Net Sales

	Quarter ended September 30,
	2011	2010	% Change
Net sales
Routine Testing	$806.2	$764.9	5.4%
Genomic and Esoteric Testing	522.5	444.0	17.7%
Ontario, Canada	75.8	67.6	12.1%
Total	$1,404.5	$1,276.5	10.0%

	Number of Requisitions
	Quarter ended September 30,
	2011	2010	% Change
Volume
Routine Testing	21.5	21.4	0.5%
Genomic and Esoteric Testing	7.5	7.0	6.8%
Ontario, Canada	2.3	2.2	2.3%
Total	31.3	30.6	2.1%

INDEX

	Quarter ended September 30,
	2011	2010	% Change
Revenue Per Requisition
Routine Testing	$37.50	$35.76	4.9%
Genomic and Esoteric Testing	69.78	63.36	10.1%
Ontario, Canada	33.12	30.23	9.6%
Total	$44.90	$41.67	7.8%

     The increase in net sales for the three months ended September 30, 2011 as compared with the corresponding 2010 period was driven primarily by incremental revenue from recent acquisitions including Genzyme Genetics (7.0% of growth in revenue and 6.0% of growth in revenue per requisition), the Company’s organic volume growth and continued shift in test mix to higher priced genomic and esoteric tests along with growth in revenue per requisition for such testing, and increases in the Canadian exchange rate. Genomic and esoteric testing volume as a percentage of total volume increased from 22.9% in 2010 to 23.9% in 2011. Revenue per requisition and volume growth for genomic and esoteric testing was primarily due to the incremental revenue and volume from Genzyme Genetics. In 2010, revenue per requisition was impacted by the recognition of deferred revenue resulting from an amendment to a customer contract, which improved the 2010 revenue per requisition by approximately $0.50. Net sales of the Ontario joint venture were $75.8 for the three months ended September 30, 2011 compared to $67.6 in the corresponding 2010 period, an increase of $8.2, or 12.1%. Net sales of the Ontario joint venture were impacted by a weaker U.S. dollar in 2011 as compared with 2010. In Canadian dollars, net sales of the Ontario joint venture increased by CN$3.9, or 5.5%.

Cost of Sales	Quarter ended September 30,
	2011	2010	% Change
Cost of sales	$836.0	$748.8	11.6%
Cost of sales as a % of sales	59.5%	58.7%

     Cost of sales (primarily laboratory and distribution costs) increased 11.6% in the 2011 period as compared with the 2010 period primarily due to incremental costs from recent acquisitions including Genzyme Genetics, increases in labor, and the continued shift in test mix to genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 59.5% in 2011 from 58.7% in 2010. The increase in cost of sales as a percentage of net sales is primarily due to lower margins on recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of September 30, 2011.

Selling, General and Administrative Expenses

	Quarter ended September 30,
	2011	2010	% Change
Selling, general and administrative
expenses	$283.8	$270.5	4.9%
SG&A as a % of sales	20.2%	21.2%

     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased to 20.2% in the third quarter of 2011 compared to 21.2% in 2010. The decrease in SG&A as a percentage of net sales is primarily due to 2010 including acquisition related costs of $10.9. In addition, bad debt expense decreased to 4.5% of net sales in 2011 as compared with 4.8% in 2010 primarily due to improved collection trends resulting from process improvement programs within the Company’s billing department and field operations.

Amortization of Intangibles and Other Assets

	Quarter ended September 30,
	2011	2010	% Change
Amortization of intangibles and
other assets	$21.2	$18.0	17.8%

     The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2011 and 2010.

INDEX

Restructuring and Other Special Charges

	Quarter ended September 30,
	2011	2010	% Change
Restructuring and other special charges	$24.1	$3.9	N/A

     During the third quarter of 2011, the Company recorded net restructuring charges of $14.9. Of this amount, $7.8 related to severance and other personnel costs, and $7.5 primarily related to facility-related costs associated with the ongoing integration of certain acquisitions including Genzyme Genetics and Westcliff. These charges were offset by a restructuring credit of $0.4 resulting from the reversal of unused facility closure liabilities. These restructuring initiatives are expected to provide annualized cost savings of approximately $23.7. In addition, the Company recorded fixed assets impairment charges of $9.2 primarily related to equipment and leasehold improvements in closed facilities.

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

Interest Expense	Quarter ended September 30,
	2011	2010	% Change
Interest expense	$20.3	$21.6	(6.0)%

     The decrease in interest expense was primarily due to $7.0 of bridge financing fees in the 2010 period related to the signing of the definitive agreement to acquire Genzyme Genetics in September 2010. Certain interest related costs also decreased due to lower average borrowings outstanding in the third quarter of 2011 as compared with the 2010 period primarily due to principal payments on the Term Loan Facility and the settlement of approximately $150.6 of the zero-coupon subordinated notes in the first nine months of 2011. In addition, the effective interest rate on the Term Loan Facility was lower in 2011 as compared with the 2010 period due to the expiration of the interest rate swap on March 31, 2011. As an offset to the aforementioned decreases, interest expense increased due to interest incurred during 2011 in connection with proceeds from the senior notes offering of $925.0 in November 2010.

Equity Method Income

	Quarter ended September 30,
	2011	2010	% Change
Equity method income	$2.5	$4.2	(40.5)%

     Equity method income represents the Company’s ownership share in joint venture partnerships along with stock investments in other companies in the clinical diagnostic industry. The decrease in income in the third quarter of 2011 as compared with the 2010 period is primarily due to the Company’s share of losses in the Cincinnati, Ohio joint venture.

Income Tax Expense	Quarter ended September 30,
	2011	2010	% Change
Income tax expense	$82.5	$73.5	12.2%
Income tax expense as a %
of income before tax	37.5%	33.9%

     The increase in the effective tax rate for 2011 as compared to 2010 was primarily the result of the reversal of a higher level of unrecognized income tax benefits in 2010. The reversal was the result of the resolution of certain foreign tax matters under audit as well as reversing reserves where the statute of limitations lapsed.

INDEX

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Net Sales

	Nine Months Ended September 30,
	2011	2010	% Change
Net sales
Routine Testing	$2,372.7	$2,228.7	6.5%
Genomic and Esoteric Testing	1,572.8	1,272.2	23.6%
Ontario, Canada	230.7	207.6	11.1%
Total	$4,176.2	$3,708.5	12.6%

	Number of Requisitions
	Nine Months Ended September 30,
	2011	2010	% Change
Volume
Routine Testing	64.3	62.5	3.0%
Genomic and Esoteric Testing	22.2	20.3	9.2%
Ontario, Canada	7.0	6.8	1.2%
Total	93.5	89.6	4.3%

	Nine Months Ended September 30,
	2011	2010	% Change
Revenue Per Requisition
Routine Testing	$36.90	$35.70	3.4%
Genomic and Esoteric Testing	70.83	62.55	13.2%
Ontario, Canada	33.17	30.21	9.8%
Total	$44.68	$41.37	8.0%

     The increase in net sales for the nine months ended September 30, 2011 as compared with the corresponding 2010 period was driven primarily by incremental revenue from recent acquisitions including Genzyme Genetics (7.5% of growth in revenue and 6.3% of growth in revenue per requisition), the Company’s organic volume growth and continued shift in test mix to higher priced genomic and esoteric tests along with growth in revenue per requisition for such testing, and increases in the Canadian exchange rate. Genomic and esoteric testing volume as a percentage of total volume increased from 22.7% in 2010 to 23.8% in 2011. Revenue per requisition and volume growth for genomic and esoteric testing was primarily due to the incremental revenue and volume from Genzyme Genetics. In 2010, revenue per requisition was impacted by the recognition of deferred revenue resulting from an amendment to a customer contract, which improved the 2010 revenue per requisition by approximately $0.17. Net sales of the Ontario joint venture were $230.7 for the nine months ended September 30, 2011 compared to $207.6 in the corresponding 2010 period, an increase of $23.1, or 11.1%. Net sales of the Ontario joint venture were impacted by a weaker U.S. dollar in 2011 as compared with 2010. In Canadian dollars, net sales of the Ontario joint venture increased by CN$10.3, or 4.8%.

Cost of Sales	Nine Months Ended September 30,
	2011	2010	% Change
Cost of sales	$2,451.1	$2,140.3	14.5%
Cost of sales as a % of sales	58.7%	57.7%

     Cost of sales (primarily laboratory and distribution costs) increased 14.5% in the 2011 period as compared with the 2010 period primarily due to incremental costs from recent acquisitions including Genzyme Genetics, increases in labor, and the continued shift in test mix to genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 58.7% in 2011 from 57.7% in 2010. The increase in cost of sales as a percentage of net sales is primarily due to lower margins on recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of September 30, 2011.

INDEX

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2011	2010	% Change
Selling, general and administrative
expenses	$889.3	$761.9	16.7%
SG&A as a % of sales	21.3%	20.5%

     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased to 21.3% in the nine month period of 2011 compared to 20.5% in 2010. The increase in SG&A as a percentage of net sales is primarily due to the settlement of the Hunter Labs litigation in California for $34.5 ($49.5 settlement less previously recorded reserves of $15.0), $1.1 in legal costs associated with the planned acquisition of Orchid Cellmark (2010 included $10.9 of acquisition related costs), and expenses from recently acquired operations that have not been fully integrated into the Company’s operating cost structure as of September 30, 2011. As an offset to the increase in SG&A as a percentage of net sales, bad debt expense decreased to 4.6% of net sales in 2011 as compared with 4.9% in 2010 primarily due to improved collection trends resulting from process improvement programs within the Company’s billing department and field operations.

Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2011	2010	% Change
Amortization of intangibles and
other assets	$64.6	$53.1	21.7%

     The increase in amortization of intangibles and other assets primarily reflects certain acquisitions closed during 2011 and 2010.

Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2011	2010	% Change
Restructuring and other special charges	$70.3	$13.2	N/A

     During the first nine months of 2011, the Company recorded net restructuring charges of $39.1. Of this amount, $21.1 related to severance and other personnel costs, and $21.3 primarily related to facility-related costs associated with the ongoing integration of certain acquisitions including Genzyme Genetics and Westcliff. These charges were offset by restructuring credits of $3.3 resulting from the reversal of unused severance and facility closure liabilities. These restructuring initiatives are expected to provide annualized cost savings of approximately $72.2. In addition, the Company recorded fixed assets impairment charges of $16.4 primarily related to equipment and leasehold improvements in closed facilities. The Company also recorded a special charge of $14.8 related to a write-off of certain assets and liabilities related to an investment made in a prior year.

     During the first nine months of 2010, the Company recorded net restructuring charges of $7.0 primarily related to work force reductions and the closing of redundant and underutilized facilities. The majority of these costs related to severance and other employee costs and contractual obligations associated with leased facilities and other facility related costs. Of this amount, $8.0 related to severance and other employee costs in connection with certain work force reductions and $3.2 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior facility related restructuring accruals by $4.2 as a result of changes in cost estimates on the restructuring initiatives. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the first nine months of 2010.

Interest Expense	Nine Months Ended September 30,
	2011	2010	% Change
Interest expense	$65.3	$50.7	28.8%

INDEX

     The increase in interest expense was primarily due to interest incurred during 2011 in connection with proceeds from the senior notes offering of $925.0 in November 2010. Other interest related costs decreased due to lower average borrowings outstanding in the first nine months of 2011 as compared with the 2010 period primarily due to principal payments on the Term Loan Facility and the settlement of approximately $150.6 of the zero-coupon subordinated notes in the first nine months of 2011. In addition, the effective interest rate on the Term Loan Facility was lower in 2011 as compared with the 2010 period due to the expiration of the interest rate swap on March 31, 2011. The 2010 period included $7.0 of bridge financing fees related to the signing of the definitive agreement to acquire Genzyme Genetics in September 2010.

Equity Method Income	Nine Months Ended September 30,
	2011	2010	% Change
Equity method income	$6.6	$12.6	(47.6)%

     Equity method income represents the Company’s ownership share in joint venture partnerships along with stock investments in other companies in the clinical diagnostic industry. The decrease in income in the first nine months of 2011 as compared with the 2010 period is primarily due to the Company’s share of losses in the Cincinnati, Ohio joint venture and the Canada, China and Western Europe equity method investment.

Income Tax Expense	Nine Months Ended September 30,
	2011	2010	% Change
Income tax expense	$246.2	$263.2	(6.5)%
Income tax expense as a %
of income before tax	38.4%	37.6%

     The increase in the effective tax rate for 2011 as compared to 2010 was primarily the result of the reversal of a higher level of unrecognized income tax benefits in 2010. The reversal was the result of the resolution of certain foreign tax matters under audit as well as reversing reserves where the statute of limitations lapsed.

 LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

     The Company’s operations provided $577.0 and $624.4 of cash, net of $0.0 and $16.8 in transition payments to UnitedHealthcare, for the nine months ended September 30, 2011 and 2010, respectively. The net decrease in cash flows in the first nine months of 2011 is primarily due to the payment of $49.5 related to the settlement of the Hunter Labs litigation in California, the timing of vendor payments, the increase in interest payments of $12.3 primarily related to borrowings to fund the purchase of Genzyme Genetics, and the Company experiencing delays in billing for services rendered by Genzyme Genetics as a result of the normal post-acquisition enrollment process and billing system conversion, offset by a decrease in income taxes paid of $39.8. Cash collections, receivable agings and DSO in the first nine months of 2011 were negatively impacted by these delays. The Company expects the delays to be resolved in due course and the related billings and collections to be brought up-to-date. The Company continues to improve its collection trends in its core receivables resulting from process improvement programs within its billing department and field operations.

     Capital expenditures were $115.6 and $93.3 for the nine months ended September 30, 2011 and 2010, respectively. The Company expects capital expenditures of approximately $150.0 in 2011. The Company will continue to make important investments in its business, including information technology and the integration of its recent business acquisitions. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

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

INDEX

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

     At September 30, 2011, the Company provided letters of credit aggregating approximately $37.3, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company’s senior credit facilities and are renewed annually, around mid-year.

      As of December 31, 2010, the Company had outstanding authorization from the Board of Directors to purchase approximately $234.3 of Company common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. During the nine months ended September 30, 2011, the Company purchased approximately 5.4 shares of its common stock at a total cost of approximately $477.8. As of September 30, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately $256.5 of Company common stock.

     The Company had a $65.8 reserve for unrecognized income tax benefits, including interest and penalties, at September 30, 2011 and December 31, 2010. Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, respectively.

     The Term Loan Facility and Revolving Facility contain certain debt covenants which require that the Company maintain a leverage ratio of no more than 2.5 to 1.0 and an interest coverage ratio of at least 5.0 to 1.0. Both ratios are calculated in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). The credit agreement allows payment of dividends provided that the Company is not in default (as defined in the agreement) and its leverage ratio is less than 2.0 to 1.0. The Company was in compliance with all covenants as of September 30, 2011. As of September 30, 2011, the leverage and interest coverage ratios were 1.6 to 1.0 and 15.3 to 1.0, respectively. Based on current and projected levels of operations, coupled with availability under its senior credit facilities, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Zero-coupon Subordinated Notes

     During the nine months ended September 30, 2011, the Company settled notices to convert approximately $185.1 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $242.8. The total cash used for these settlements was $150.6 and the Company also issued 0.9 additional shares of common stock. As a result of these conversions, the Company also reversed approximately $36.1 of deferred tax liability to reflect the tax benefit realized upon issuance of the shares. The zero-coupon subordinated notes are considered common stock equivalents and are included in the potentially diluted shares as disclosed in note 2 (Earnings Per Share) to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010.

     On September 13, 2011, the Company announced that for the period of September 12, 2011 to March 11, 2012, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 7, 2011, in addition to the continued accrual of the original issue discount.

     On October 6, 2011, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon

INDEX

subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2011, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, December 30, 2011. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

     On August 11, 2011, the Company notified holders of the zero-coupon subordinated notes that pursuant to the Indenture for the notes they have the right to require the Company to purchase in cash all or a portion of their zero-coupon subordinated notes on September 12, 2011 at $819.54 per note, plus any accrued contingent additional principal and any accrued contingent interest thereon. On September 12, 2011, the Company announced that none of the zero-coupon subordinated notes were tendered by holders for purchase by the Company.

Noncontrolling Interest Puts

     The partnership units of the holders of the noncontrolling interest in the Ontario, Canada (“Ontario”) joint venture were acquired by the Company on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company’s financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement. The combined contractual value of these puts, in excess of the current noncontrolling interest of $28.4, totals $131.9 at September 30, 2011. At September 30, 2011, $140.7 has been classified as a current liability in the Company’s condensed consolidated balance sheet as the noncontrolling interest that acquired these units has the ability to put its units in the partnership to the Company on December 31, 2011.

     On October 14, 2011, the Company issued notice to a noncontrolling interest holder in the Ontario joint venture of its intent to purchase the holder’s partnership units in accordance with the terms of the joint venture’s partnership agreement. The purchase price as outlined in the partnership agreement is C$147.8 plus certain adjustments relating to cash distribution hold backs made to finance recent business acquisitions and capital expenditures. The Company anticipates that the transaction will close on November 28, 2011 and once completed will bring the Company’s percentage interest owned to 98.2%.

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

INDEX

     The Alberta, Canada joint venture partnership operates in Canada and remits the Company’s share of partnership income in Canadian dollars. Accordingly, the cash flow received from this affiliate is subject to foreign currency exchange risk.

ITEM 4. Controls and Procedures

     As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011, which is incorporated by reference.

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

     The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended September 30, 2011, by or on behalf of the Company:

			Total Number	Maximum
		Average	of Shares	Dollar Value
	Total	Price	Repurchased as	of Shares
	Number	Paid	Part of Publicly	that May Yet Be
	of Shares	Per	Announced	Repurchased Under
	Repurchased	Share	Program	the Program
July 1 – July 31	0.3	$94.33	0.3	$383.5
August 1 – August 31	0.8	82.59	0.8	317.5
September 1 - September 30	0.7	81.96	0.7	256.5
	1.8	$84.05	1.8

     At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On August 10, 2009, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On February 11, 2010, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On August 9, 2010, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. As of September 30, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately up to $256.5 of Company common stock. The repurchase authorization has no expiration date.

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

October 31, 2011