Form 10-K
period 2011-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2012-02-24
CIK 920148

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended  December 31, 2011
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

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ].

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

Index

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X].

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9.8 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 97.2 million shares as of February 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2011 are incorporated by reference into Part III.

Index

Index

PART I

Item 1.	BUSINESS

Laboratory Corporation of America Holdings and its subsidiaries (the “Company”), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2011 net revenues. Since the Company’s founding in 1971 as a Delaware corporation, it has grown into a national network of 54 primary laboratories and over 1,700 patient service centers (“PSCs”) along with a network of branches and STAT laboratories (which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately). Through its national network of laboratories, the Company offers a broad range of clinical laboratory tests that are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty testing operations, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical trials.

With over 31,000 employees worldwide, the Company processes tests on more than 450,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico, Belgium, Japan, the United Kingdom, China, Singapore and three provinces in Canada. Its clients include physicians, hospitals, managed care organizations, governmental agencies, employers, pharmaceutical companies and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company’s tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition. The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, Pap tests, HIV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours. In addition, the Company provides specialty testing services in the areas of allergy, clinical trials, diagnostic genetics, identity, forensics, infectious disease, oncology and occupational testing.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s internet website at www.labcorp.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The matters discussed in this "Business" section should be read in conjunction with the Consolidated Financial Statements found under Item 8 of Part II of this annual report, which include additional financial information about the Company's total assets, revenue, measures of profit and loss, and other important financial information.

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

Index

and other industry publications. The Centers for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services ("HHS") has estimated that in 2010 there were approximately 5,400 independent clinical laboratories in the United States.

The clinical laboratory business is intensely competitive. There are presently two major national independent clinical laboratories: the Company and Quest Diagnostics Incorporated ("Quest"), which had approximately $7.5 billion in revenues in 2011. In addition, the Company competes with many smaller independent clinical and anatomical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that health care providers in selecting a laboratory often consider the following factors, among others:

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

Effect of Market Changes on the Clinical Laboratory Business

Many market-based changes in the clinical laboratory business have occurred over the past several years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed-cost health care. The growth of the managed care sector and consolidation of managed care companies present various challenges and opportunities to the Company and other independent clinical laboratories. During 2006, the Company signed a ten-year agreement with UnitedHealthcare to become its exclusive national laboratory. This agreement represented an industry first in terms of its length and exclusivity at a national level. In September of 2011, the Company extended this agreement for an additional two years through the end of 2018. The various managed care organizations (“MCOs”) have different contracting philosophies.  Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified rates. The Company’s ability to attract and retain managed care clients is critical given these evolving models. In addition, some MCOs have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to pay for all authorized laboratory tests ordered during the month by the physician for the members, regardless of the number or cost of the tests actually performed. The Company makes significant efforts to ensure that its services are adequately compensated in its capitated arrangements, including in some instances provisions to reimburse esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) on a fee-for service basis, as an exclusion to the capitated payment. Capitated payment contracts shift the risks of increased test utilization to the clinical laboratory. For the year ended December 31, 2011, such capitated contracts accounted for approximately $163.4 million, or 2.9%, of the Company’s net sales.

In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally services low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules, and the Company believes that pressure to reduce reimbursement for Medicare services will continue. In March 2010 comprehensive health care reform legislation, the Patient Protection and Affordable Care Act (“ACA”), was enacted, and among its provisions were reductions in the Medicare clinical laboratory fee schedule updates, one of which is a permanent reduction and the other to be applied in 2011 through 2015. On February 17, 2012, Congress passed legislation that will reduce payment rates under the Medicare clinical laboratory fee schedule by 2% effective January 1, 2013. This reduction will apply after adjustment of the fee schedule by the annual CPI update as reduced by the productivity adjustment (1.1-1.3%) and the 1.75% reduction under the ACA, and before the

Index

scheduled 2% sequestration reduction mandated by the Budget Control Act of 2011, which is also effective January 1, 2013. Similar pressure for reductions in the reimbursement rates of other third-party payers is likely to occur as well.

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

Company Strategy

The Company's strategic plan focuses on the disciplined execution of a five-pillar strategy to grow the business and increase shareholder value. These five strategic pillars are:

•	Deploy capital first to acquisitions that enhance the Company's footprint and test menu, then to repurchase shares,

•	Enhance IT capabilities to improve the physician and patient experience,

•	Continue to improve efficiency to remain the most efficient and highest value provider of laboratory services,

•	Continue scientific innovation to offer new tests at reasonable and appropriate pricing, and

•	Participate in the development of alternative delivery models to improve patient outcomes and reduce the cost of care.

The Company believes that the successful execution of this five-pillar strategy will allow it to fulfill its core mission - to offer the highest quality laboratory testing and most compelling value to its customers.

Pillar One: Deploy capital first to acquisitions that enhance the Company's footprint and test menu, then to repurchase shares

The Company remains committed to growing its business through strategic acquisitions and licensing agreements. The Company has invested a total of $1,531.2 million over the past three years in strategic business acquisitions. These acquisitions have helped strengthen the Company's geographic presence along with expanding capabilities in the specialty testing operations. The Company believes the acquisition market remains attractive with a number of opportunities to strengthen its scientific capabilities, grow esoteric testing capabilities and increase presence in key geographic areas.

The Company believes that its acquisition of Genzyme Genetics1 in December of 2010, combined with its existing genomic capabilities, created one of the premier genetics and oncology businesses in the laboratory industry. The acquisition allowed the Company to offer significant customer benefits in areas such as prenatal genetic tests, which are performed during pregnancy to screen for birth defects. The acquisition also provided its customers with broad access to novel testing technologies such as the SMA molecular genetics assay and the entire Reveal family of SNP Microarrays. As market demand for prenatal genetics increases, the Company believes it is well positioned to provide the broadest range of offerings, including the services of approximately 150 genetic counselors. In oncology, the Company's broad molecular oncology test menu and specialized sales force complemented the strong pathology expertise of Genzyme Genetics.

In 2011, the Company continued to deploy cash and return value to shareholders through share repurchase. During the year, the Company acquired approximately 7.4 million LabCorp shares for $643.9 million. Since 2004, the Company has repurchased more than $3.9 billion in shares at an average price of approximately $65 per share.

1. Genzyme Genetics and its logo are trademarks of Genzyme Corporation and used by Esoterix Genetic Laboratories, LLC, a wholly-owned subsidiary of LabCorp, under license. Esoterix Genetic Laboratories and LabCorp are operated independently from Genzyme Corporation.

Index

Pillar Two: Enhance IT capabilities to improve the physician and patient experience

The Company introduced LabCorpBeacon order entry nationally in the third quarter, which enables customers to place electronic orders for essentially all of its brands and services. Combined with Beacon results delivery capability, customers can now place orders and receive results through a simple, customer-friendly portal. There has been significant growth in adoption of Beacon in 2011, making it the Company's fastest growing external software offering. With the addition of Apple and Android versions, Beacon capabilities are being introduced to the fast growing mobile device customer base.

Additionally, the Company completed development of the Beacon Patient Portal. This portal is a secure and easy-to-use online solution that enables patients to receive and share lab results, make lab appointments, pay bills, set up automatic alerts and notifications and manage health information for the entire family. The Company currently has active pilot participation and plans to launch nationwide during 2012.

The Company continues to improve its Electronic Medical Record (“EMR”) connectivity with more than 500 current EMR connections. The Company is working closely with leading EMR partners to streamline connectivity and enhance lab workflow, ensuring that clients can take advantage of these solutions. Over 6,000 new client EMR interfaces were added during 2011 - a 71% increase over 2010.

For 2012, the Company will continue its efforts to enhance the physician and patient experience by enhancing Beacon, Patient Portal, EMR connectivity and mobile solutions. Key enhancements will include decision support, enhanced results reporting and services aimed at speeding up the lab ordering and resulting process.

Pillar Three: Continue to improve efficiency to remain the most efficient and highest value provider of laboratory services

The Company's emphasis on continually improving productivity extends throughout all phases of its operations - from specimen collection to processing and testing, result reporting and billing. LabCorp TouchTM accessioning provides leading-edge automation at the Company's patient service center ("PSC") locations. LabCorp Touch allows the Company to deploy personnel more productively, and it is now installed in more than 1,100 sites, representing approximately 75 percent of the Company's PSC volume.

The Company's automation initiatives, improvements to its logistics network, and enhancements to its supply chain operations have increased its per-employee throughput in core laboratories by 40 percent since 2007. The Company has also improved its call center operations by improving call response time while reducing the number of facilities by over 65%. Further, the Company's service metrics, customer satisfaction ratings, and turnaround times are at historically high levels.

The Company's expansion of the Powell Center for Esoteric Testing in Burlington, North Carolina leverages LEAN principles to conduct testing more efficiently and consolidate satellite locations. LEAN strategies have also proven effective in creating process improvements in the Company's billing and collection operations.

Pillar Four: Continue scientific innovation to offer new tests at reasonable and appropriate pricing

Innovative tests continue to be an important growth driver for the Company. In 2011, the Company introduced a total of 104 new assays, collaborating with leading companies and academic institutions to provide physicians and patients with the most scientifically advanced testing in the industry.

The Company is playing an important role in many aspects of this emerging model of care in which treatments and therapeutics are tailored to an individual, often based on his or her genetic signature (or that of a particular tumor/strain of virus). LabCorp was a leader in HIV genotyping, one of the first major advances in personalized medicine, which was used to test for resistance to specific drugs. The Company continues to build on this legacy through the development of new tests and/or resources such as the January 2011 release of the Virology Report on the Company's research web page, the acquisition of new and/or expanded capabilities such as the 2010 and 2009 acquisitions of Genzyme Genetics and Monogram Biosciences, Inc. (“Monogram”), respectively.

In 2011, the Company added to its industry-leading suite of companion diagnostic testing by being the first national lab to introduce assays that can help physicians appropriately prescribe the drugs Zelboraf™ and XALKORI® in the treatment of certain types of cancer. The FDA recently approved Zelboraf for use with patients with metastatic melanoma that carry the BRAF V600E gene mutation. The companion diagnostic test the Company provides is essential for identifying patients who have this mutation and may benefit from this therapy. Also in 2011, XALKORI received FDA approval for use in a subset of non-small cell lung

Index

cancer patients classified as ALK-positive. The Company's clinically validated companion diagnostic identifies these ALK-positive patients that should benefit from XALKORI.

In 2011, the Company launched a series of hepatitis C ("HCV") drug resistance assays developed to support the clinical evaluation of anti-viral agents and their effective use in the management of HCV infection. These tests add to the Company's industry leading suite of HCV testing.

Through its clinical trials division, the Company has taken a leadership role in working with pharmaceutical companies to develop companion diagnostics. The Company's capabilities in assay development, its access to a broad spectrum of testing platforms, and its experience with clinical trials has positioned LabCorp as a market leader. The Company continues to add capabilities to strengthen this companion diagnostics offering. The Company opened a new state-of-the-art biorepository for sample storage and retention in 2009. In 2011, the Company acquired Clearstone Central Laboratories, a global central laboratory specializing in drug development and pharmaceutical services. This acquisition provides the Company with access to Clearstone's global network of labs, including China, Europe, Singapore and Canada. The pharmaceutical industry is increasingly conducting work outside of North America and the Company is expanding its ability to perform work internationally.

Beyond clinical trials, there are also many examples where companion diagnostics have moved into the commercial setting and are helping improve care, such as: (1) assisting in determining the efficacy of a drug for an individual; (2) helping the physician select the correct dosage; and (3) reducing adverse events. The Company will continue to play an important role in both bringing new companion diagnostics to the market and making them commercially available once the drug has been approved.

Pillar Five: Participate in the development of alternative delivery models to improve patient outcomes and reduce the cost of care

With new health policy mandates and a need to control costs, the Company believes the healthcare system will continue to move away from traditional fee-for-service payment models. As the most efficient, highest value provider of laboratory services, the Company believes it is positioned to prosper in a market environment increasingly focused on the efficient delivery of quality services.

Laboratory Testing Operations and Services

The Company has a national network of primary testing laboratories, specialty testing laboratories, branches, PSCs and STAT laboratories. A branch is a central facility that collects specimens in a region for shipment to one of the Company's laboratories for testing. A branch is also frequently used as a base for sales and distribution staff. Generally, a PSC is a facility maintained by the Company to serve the patients of physicians in a medical professional building or other strategic location. The PSC collects the specimens for testing if requested by the physician. The specimens are collected from physicians offices and PSCs and sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's primary testing facilities for testing. Some of the Company's PSCs also function as STAT labs, which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. Patient specimens are typically delivered to the Company accompanied by a test request form (electronic or hard copy). These forms, which are completed by the client or transcribed by a Company patient service technician from a client order, indicate the tests to be performed and provide the necessary billing information.

Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each specimen helps to ensure that the results are attributed to the correct patient. The test request forms are sent to a data entry operator who ensures that a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the software system, the tests are performed and the results are entered through an electronic data interchange interface or manually, depending upon the tests and the type of equipment involved. Most of the Company's automated testing equipment is connected to the Company's information systems. Most routine testing is completed by early the next morning and test results are in most cases electronically delivered to clients via LabCorp Beacon, smart printers, personal computer-based products or computer interfaces.

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

Index

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

Specialty Testing

While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized. One of the growth strategies of the Company is the continued expansion of its specialty testing operations, which involve certain types of unique testing capabilities and/or client requirements. In general, the specialty testing operations serve two market segments: (i) markets that are not typically served by the standard clinical testing laboratory; and (ii) markets that are served by the clinical testing laboratory and offer the possibility of adding related services (such as clinical trials or occupational drug testing) from the same supplier. The Company's research and development group continually seeks new and improved technologies for a variety of diagnostic and prognostic indications. For example, the Company's Center for Molecular Biology and Pathology (“CMBP”) is a leader in molecular diagnostics, utilizing the polymerase chain reaction (“PCR”) as well as other molecular technologies, which are often able to provide earlier, more reliable and detailed information about cancer, genetic diseases, HIV and other viral and bacterial diseases. The Company's subsidiary, National Genetics Institute, Inc. (“NGI”), is a leader in the development of PCR assays for detection of pathogens in biologic products, and its Viro-Med Laboratories, Inc. subsidiary offers molecular microbial testing using real time PCR platforms. DIANON Systems, Inc. is a leader in anatomic pathology testing and US LABS is a leader in anatomic pathology and oncology testing services. The Company's subsidiary, Esoterix, is a leading provider of specialty reference testing and Litholink is a nationally-recognized kidney stone analysis laboratory known for its extensive stone management program. The Company believes these technologies represent potential significant savings to the healthcare system either by increasing the detection of early stage (treatable) diseases or by more effectively managing chronic disease conditions. In August 2009, the Company acquired Monogram, an industry leader in HIV resistance testing, which has developed new technologies in oncology such as the accurate measurement of proteins involved in cancer development and/or progression. In December 2010, the Company acquired Genzyme Genetics, a leading provider of complex reproductive and oncology testing services and the preferred provider for such services to maternal fetal medicine specialists and obstetrician/gynecologists nationally. The Company now provides reproductive genetic testing services under the name Integrated Genetics, and oncology genetic testing services under the name Integrated Oncology. The Company's expansive menu of complex tests offered includes technologies that span the continuum of care, ranging from maternal serum screening and prenatal diagnostics to carrier screening and postnatal testing services. Integrated Genetics also has a broad network of board-certified geneticists and genetic counselors, offering infertility and prenatal genetic counseling expertise to physicians and patients.

The following are some of the specific areas of specialty testing provided by the Company.

Infectious Disease. The Company provides complete HIV testing services including viral load measurements, genotyping and phenotyping and host genetic factors (e.g., such as its HLAB5701 test) that are all important tools in managing and treating HIV infections. The addition of the Monogram resistance tests, PhenoSense, PhenoSenseGT and Trofile, complement the existing HIV GenoSure assay and provide an industry leading, comprehensive portfolio of HIV resistance testing services. The Company also provides extensive testing services for HCV infections including both viral load determinations and strain genotyping and host genetic factors (e.g., such as its IL-28B test) at CMBP, NGI and ViroMed. The Company continues to develop other molecular assays for influenza viruses including H1N1. In January 2011, the Company published on its website a comprehensive virology report that detailed the results from hundreds of thousands of infectious disease tests performed every year. The report analyzes the vast amount of data gathered at the Company to inform clinicians, public health authorities and other laboratory scientists regarding viral frequencies, distributions, trends, genotypes and associations.

Endocrinology.  The Company has emerged as a leading provider of advanced hormone/steroid testing including comprehensive services for the Endocrine specialist. The Company has expanded its menu in esoteric endocrine testing and has launched a companywide initiative to develop steroid testing utilizing Mass Spectrometry technology. Mass Spectrometry is quickly becoming the gold standard for detection of low levels of small molecule steroids including testosterone in women, children and Hypogonadal men. The Company additionally offers several endocrine related genetic tests that include CYP21 mutation for Congenital Adrenal Hyperplasia, SHOX gene for short stature, as well as the RET mutation for thyroid cancer.

Diagnostic Genetics.  The Company offers cytogenetic, molecular cytogenetic, biochemical and molecular genetic tests. The biochemical genetics offerings include a variety of prenatal screening options including integrated and sequential prenatal assays for more sensitive assessment of Down syndrome risk. The Company has expanded its cytogenetics offerings through

Index

the use of whole genome SNP microarray technology, which provides enhanced detection of subtle chromosomal changes associated with the etiology of mental retardation, developmental delay and autism. The molecular genetics services have been expanded to include multiplex analyses of a variety of disorders and a focus on gene sequencing applications for both somatic and germ-line alterations. The addition of Genzyme Genetics in December 2010 provides the Company with the most comprehensive genetic test menu in the industry as well as a complement of approximately 150 genetic counselors to work with the Company's physician clients in optimizing patient outcomes.

Oncology Testing.  The Company offers an extensive series of testing technologies that aid in diagnosing and monitoring certain cancers and predicting the outcome of certain treatments, including hematopathology, dermatopathology and uropathology. Applications for molecular diagnostics continue to increase in oncology for both the analysis of leukemia as well as the assessment of solid tumors. In cancers such as colon and lung cancer, assays such as K-ras, BRAF and EGFR mutation analysis are associated with appropriate therapy choices for a given patient.

Clinical Trials Testing.  The Company regularly performs clinical laboratory testing for pharmaceutical and diagnostics companies conducting clinical research trials on new drugs or diagnostic assays. This testing often involves periodic testing of patients participating in the trial over several years. In 2011, the Company acquired Clearstone Central Laboratories, a global central laboratory specializing in drug development and pharmaceutical services. The Company has made a concerted effort in companion diagnostics to translate predictive biomarkers used in clinical trials into clinical practice.

Identity Testing.  The Company provides forensic identity testing used in connection with criminal proceedings and parentage evaluation services which are used to assist in determining parentage for child support enforcement proceedings and determining genetic relationships for immigration purposes. Parentage testing involves the evaluation of immunological and genetic markers in specimens obtained from the child, the mother and the alleged father. The Company also provides testing services in reconstruction cases, which assist in determining parentage without the presence of the parent in question. In 2011, the Company acquired Orchid Cellmark, Inc. ("Orchid"), a leader in the forensic and paternity testing business for over 30 years.

Occupational Testing Services.  The Company provides testing services for the detection of drug and alcohol abuse for private and government customers. These testing services are designed to produce forensic quality test results that satisfy the rigorous requirements for admissibility as evidence in legal proceedings. The Company also provides other analytical testing and a variety of management support services.

The specialized testing services noted above, as well as other complex procedures, are sent to designated facilities where the Company has concentrated the resources for performing these procedures so that quality and efficiency can be most effectively monitored. CMBP, NGI, ViroMed, Dianon, Integrated Oncology, Esoterix, Monogram and Integrated Genetics also specialize in new test development and related education and training.

     Development of New Tests

Advances in medicine continue to fundamentally change diagnostic testing, and new tests are allowing clinical laboratories to provide unprecedented amounts of health-related information to physicians and patients. New molecular diagnostic tests that have been introduced over the past several years, including a gene-based test for human papillomavirus, HIV drug resistance assays, and molecular genetic testing for cystic fibrosis, have now become part of standard clinical practice. The Company continued its industry leadership in gene-based and esoteric testing in 2011, generating $2.1 billion in revenue and growing this category of testing approximately 21%. As science continues to advance, the Company expects new testing technologies to emerge; therefore, it intends to continue to invest in advanced testing capabilities so that it can remain on the cutting edge of diagnostic laboratory testing. The Company has added, and expects to continue to add, new testing technologies and capabilities through a combination of internal development initiatives, technology licensing and partnership transactions and selected business acquisitions. Through its national sales force, the Company rapidly introduces new testing technologies to physician customers. This differentiation is important in the retention and growth of business.

In 2011, the Company continued its emphasis on scientific vision and leadership with the introduction of approximately 104 significant test menu and automation enhancements. The Company is focused on the expansion of existing programs in molecular diagnostics as well as the introduction of new assay and assay platforms through licensing partnerships, acquisitions and internal development. Evidence of the commitment to the development of new diagnostics and applications for those diagnostics was provided in the more than 135 scientific publications (articles, book chapters, books and abstracts) and presentations at scientific meetings authored by the Company's scientific team in 2011. Examples of new tests and services introduced in 2011 include:

Index

Enhanced cytogenetic microarrays. Microarrays have been shown to detect genetic changes in blood disorders that traditional technologies like cytogenetics and FISH may miss, including copy number alterations and copy neutral changes or acquired uniparentaldisomy. Pathologists can use the arrays to aid in the evaluation of leukemia and myelodysplastic syndrome cases as well as solid tumors.

Oncology companion diagnostics. Non-small cell lung cancer (Anaplastic Lymphoma Kinase - ALK Break Apart FISH Probe), for use in combination with targeted therapy  XALKORI ® (Crizotinib).

Melanoma ((BRAF V600 Mutation Test) identifies patients eligible for treatment with Zelboraf® (vemurafenib).

Infectious disease. NuSwabSM is a single-swab collection system that allows testing for bacterial vaginosis (Atopobiumvaginae, BVAB-2, Megashaera-1, C albicans, C glabrata, Trichomonas and/or sexually transmitted disease (Chlamydia, Gonorrhea, Trichomonas, HSV ½).

HCV Resistance testing - HCV GenoSure® NS3/4A, is a nucleic acid sequencing assay that reports NS3 and NS4A mutations and NS3 associated resistance to the recently approved HCV protease inhibitors INCIVEK™ (telaprevir) and Victrelis™ (boceprevir).

The Company continues its collaboration with university, hospital and academic institutions such as Duke University, The Johns Hopkins University, the University of Minnesota and Yale University to license and commercialize new diagnostic tests.

Clients

The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2011, no client or group of clients under the same contract accounted for more than 10% of the Company’s consolidated net sales. The primary client groups serviced by the Company include:

Independent Physicians and Physician Groups. Physicians requiring testing for their patients are one of the Company’s primary sources of testing services. Fees for clinical laboratory testing services rendered for these physicians are billed either to the physician, to the patient or the patient’s third-party payer such as an insurance company, Medicare or Medicaid. Billings are typically on a fee-for-service basis. If the billings are to the physician, they are based on a customer fee schedule and are subject to negotiation. Otherwise, the patient or third-party payer is billed at the laboratory’s patient fee schedule, subject to third-party payer limitations and negotiation by physicians on behalf of their patients. Revenues received from Medicare and Medicaid billings are based on government-set fee schedules and reimbursement rules.

Hospitals. The Company provides hospitals with services ranging from routine and specialty testing to contract management services. Hospitals generally maintain an on-site laboratory to perform immediately needed testing of patients receiving care. However, they also refer less time sensitive procedures, less frequently needed procedures and highly specialized procedures to outside facilities, including independent clinical laboratories and larger medical centers. The Company typically charges hospitals for any such tests on a fee-for-service basis which is derived from the Company’s customer fee schedule. Fees for management services are billed monthly at contractual rates.

Managed Care Organizations. The Company serves many MCOs. The various MCOs have different contracting philosophies.  Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories. Other MCOs allow any willing provider to be contracted at specified rates. The majority of the Company's managed care testing is negotiated on a fee-for-service basis. Testing is sometimes reimbursed on a capitated basis for MCOs. Under a capitated payment contract, the Company agrees to be paid a flat monthly fee for each covered member for certain laboratory tests performed for covered members during that month. The tests covered under agreements of this type are negotiated for each contract. Many of the national and large regional MCOs prefer to use large independent clinical labs such as the Company because the MCOs can monitor service and performance on a national basis.

Other Institutions. The Company serves other institutions, including government agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company’s testing capabilities. The institutions typically pay on a negotiated fee-for-service basis.

Index

Payers

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. For the year ended December 31, 2011, requisitions (based on the total volume of requisitions excluding the Ontario, Canada joint venture) and average revenue per requisition by payer are as follows:

	Requisition Volume as a % of Total	Revenue per Requisition
Private Patients	1.7%	$178.41
Medicare and Medicaid	17.6%	$52.27
Commercial Clients	31.1%	$39.52
Managed Care	49.6%	$42.69

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

In November 2011, the Company acquired an additional 12.6% ownership interest from the holders of the noncontrolling interest in the Ontario joint venture in accordance with the terms of the joint venture’s partnership agreement, bringing the Company's ownership interest to 98.2%. These units were acquired on November 28, 2011 for $147.9 million. The contractual value of the remaining put, in excess of the current noncontrolling interest of $3.6 million, totals $16.6 million at December 31, 2011.

The Company also holds investments in two other joint venture partnerships, located in Milwaukee, Wisconsin, and Alberta, Canada. These businesses represent partnership agreements between the Company and other independent diagnostic laboratory investors. Under these agreements, all partners share in the profits and losses of the businesses in proportion to their respective ownership percentages. All partners are actively involved in the major business decisions made by each joint venture.

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

Index

Sales, Marketing and Client Service

The Company offers its services through a sales force focused on serving the specific needs of customers in different market segments. These market segments generally include Primary Care, Obstetrics-Gynecology, Specialty Medicine (e.g. Infectious Disease, Endocrinology, Gastroenterology and Rheumatology), Oncology and Hospitals.

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

Information Systems

The Company has developed and implemented information management systems (“IS”) supporting its operations as well as positioning the Company for long-term growth. The Company has implemented standard platforms for its core business services including laboratory, billing, financial and reporting systems. These standard systems ensure consistency and availability on a national scale. Additionally, the Company continues to expand its core lab capabilities with services supporting digital pathology and enhanced specialty lab solutions. With approximately 86% of the Company's consolidated revenue processed through these systems, the Company's centralized IS platforms provide tremendous operational efficiencies, enabling the Company to provide consistent, structured, and standardized laboratory results and superior patient care at a national level.

In response to continued market demand around the need for electronic consumption of laboratory data and a commitment to improving the patient experience, the Company continues to expand its platforms with new capabilities and services. The Company continues to leverage information technology advancements to deliver enhanced services through its new patient portal product and expanded access to AccuDraw capabilities. Additionally, the Company will continue to improve client connectivity through its client platform designed to improve lab related workflow such as ordering tests and sharing, viewing and analyzing lab results. The client platform is also available in a mobile edition accessible via iPhone, iPad and Android. This product is a key component of the Company's connectivity portfolio, whereby the Company provides physicians a choice of tailored solutions that also include robust integration with electronic medical records/electronic health records and personal health records ("PHR") applications.

The focus on the advancement of health information technology is a reflection of the growing demand for self-service, integrated healthcare data and decision support capabilities. The Company's centralized analytic platform is well positioned to deliver enhanced analytic services and decision support to physicians, hospitals, local communities, state agencies and national networks. The Company believes that this standardized laboratory data will be even more important and valuable to its customers as the Company continues to develop and refine disease management programs that reduce costs and enable better patient care.

Billing

Billing for laboratory services is a complicated process involving many payers such as MCOs, Medicare, Medicaid, doctors, patients and employer groups, all of which have different billing requirements. In addition, billing process arrangements with third-party administrators may further complicate the billing process.

The Company utilizes a centralized billing system in the collection of approximately 93% of its domestic revenue (86% of consolidated revenue). This system generates bills to customers based on the payer type. Client billing is typically generated monthly, whereas patient and third-party billing are typically generated daily. Agings of accounts receivable are then monitored by billing personnel and re-bills and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on the Company's experience with its accounts receivable. The Company writes off accounts against the allowance for doubtful accounts when accounts receivable are deemed to be uncollectible. For client billing, third party and managed care, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred and the account has been transferred to a third-party collection agency.

A significant portion of the Company’s bad debt expense is related to accounts receivable from patients. This portion of the Company’s bad debt expense is from the patient’s unwillingness or inability to pay. In 2011, the Company continued its focus on

Index

process initiatives to reduce the negative impact of patient accounts receivable by collecting payment at the point of service and refining its internal patient collection cycle. The Company also provides ongoing training for billing personnel to improve collections during phone calls.

Another component of the Company’s bad debt expense is the result of non-credit related issues that slow the billing process, such as missing or incorrect billing information on requisitions. The Company vigorously attempts to obtain any missing information or rectify any incorrect billing information received from the health care provider. However, the Company does perform the requested tests and returns the test results regardless of whether billing information is incorrect or incomplete. The Company believes that this experience is similar to that of its primary competitors. The Company continues to focus on process initiatives aimed at reducing the impact of these non-credit related issues by reducing the number of requisitions received that are missing billing information or have incorrect information. This is accomplished through on-going identification of root-cause issues, training provided to internal and external resources involved in the patient data capture process, and an emphasis on the use of electronic requisitions.

Quality

The Company has established a comprehensive quality management program for its laboratories and other facilities designed to assure quality systems and processes are in place to facilitate accurate and timely test results. This includes licensing, credentialing, training and competency of professional and technical staff, and process audits. In addition to the external inspections and proficiency testing programs required by CMS and other regulatory agencies, systems and procedures are in place to emphasize and monitor quality. All of the Company’s regional laboratories are subject to on-site regulatory evaluations, external proficiency testing programs (e.g., the College of American Pathologists - “CAP”), state surveys and the Company's own quality audit programs.

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

     Customer Interaction.  Processes to continually improve the customers’ experience with the Company are essential. Use of technology and improvements in workflow within the Company’s PSCs are helping to reduce patient wait times by expediting the patient registration process (LabCorp Patient Appointment Scheduling) and ensuring that appropriate specimens are obtained based upon requested test requirements (LabCorp Touch).

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

Index

program for all categories in which the laboratory is accredited. All of the Company's major laboratories are accredited by CAP. A laboratory’s receipt of accreditation by CAP satisfies the CMS requirement for certification.

The Company's forensic crime laboratories, located in Research Triangle Park, NC and Dallas, TX, are accredited by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board (“ASCLD/LAB”) under the International program in the category of Biology and subcategories of nuclear DNA, mitochondrial DNA and Serology testing. Under the International Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant, and security and personnel safety procedures meet stringent quality standards. The Company is one of 102 ASCLD-International accredited crime laboratories worldwide and is one of only 9 private crime laboratories holding the accreditation.

The Company’s Tampa, Florida primary testing laboratory and CMBP received ISO 15189:2007 accreditation in January 2010 and February 2011, respectively. The Company's Integrated Genetics laboratory in Arizona is also ISO 15189:2007 accredited. ISO 15189:2007 standard recognizes the technical competence of medical laboratories, thus providing a ready means for customers to find reliable high quality testing.

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

Employees

As of January 31, 2012, the Company had over 31,000 full-time equivalent employees worldwide. Subsidiaries of the Company have three collective bargaining agreements, which cover approximately 620 employees. The Company’s success is highly dependent on its ability to attract and retain qualified employees, and the Company believes that it has good overall relationships with its employees.

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

Index

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

Payment for Clinical Laboratory Services

In 2011, the Company derived approximately 19.0% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs and in other government healthcare programs, in part because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule that sets the maximum amount payable in each Medicare carrier's jurisdiction. This clinical laboratory fee schedule is updated annually. Laboratories bill the program directly for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Approximately 14.7% of the Company’s revenue is reimbursed under the Medicare clinical laboratory fee schedule.

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

Following a five year freeze on CPI updates to the clinical lab fee schedule, there was a 1.2% increase in the fee schedule in 2003. In late 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) again imposed a freeze in the CPI update of the clinical lab fee schedule from 2004 through 2008. The MMA freeze expired December 31, 2008. Pursuant to the Medicare Improvements for Patients and Providers Act of 2008 ("MIPPA"), the CPI update for labs for the years 2009 through 2013 would have been reduced by 0.5%. After such reduction, the 2009 CPI update to the clinical laboratory fee schedule was an increase of 4.5% and the 2010 CPI update was a reduction of 1.9%. The comprehensive health care reform legislation enacted in 2010, the ACA included numerous provisions that may fundamentally change the health care delivery system in the United States.  Many of the most significant changes will not take effect until 2014, and their details will be shaped by regulatory efforts that have not yet been proposed. However, the ACA did include provisions that impose Medicare payment reductions on most health care providers, including clinical laboratories. The ACA replaced the MIPPA provisions that would have reduced the CPI update in 2011 to 2013 with a new provision. Beginning in 2011, the annual CPI update to the lab fee schedule will be reduced by a “productivity adjustment” that is estimated to be 1.1% to 1.4% each year. In addition, the CPI update will be further reduced by 1.75% in each of 2012 through 2015. On February 17, 2012, Congress passed legislation that will reduce payment rates under the clinical lab fee schedule by 2% effective January 1, 2013. This reduction will apply after the productivity adjustment and the 1.75% reduction, and before the scheduled 2% sequestration reduction mandated by the Budget Control Act of 2011, which is also effective January 1, 2013.

Index

Separate from clinical laboratory services, which generally are reimbursed under the Medicare laboratory fee schedule, many pathology services are reimbursed under the Medicare physician fee schedule. The physician fee schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The physician fee schedule is also subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor would have resulted in significant decreases in payment for most physician services for each year since 2003.  However, since that time Congress has intervened repeatedly to prevent these payment reductions, and the conversion factor has been increased or frozen for the subsequent year. Decreases would continue in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to mandate freezes or increases each year. In late 2008, Congress acted to provide a 1.1% increase in physician fee schedule payments in 2009. The calendar year 2010 update to the conversion factor for the physician fee schedule, based on the statutory formula, was a reduction of 21.2%. To temporarily prevent this reduction to the physician fee schedule, an extension of the 2009 conversion factor through February 28, 2010 was included in the Department of Defense Appropriations Act of 2010 (H.R. 3326), which was passed on December 19, 2009. On February 17, 2012, Congress passed legislation to avert significant payment reductions in March, and extended existing Medicare physician rates through December 31, 2012. It is not clear when or how Congress will address this issue in the long term. If Congress does not continue to block payment reductions under the statutory formula, significant reductions in the physician fee schedule rates could have an adverse effect on the Company. Approximately 2.1% of the Company’s revenue is reimbursed under the physician fee schedule.

In 1999, CMS announced a change in the requirements applicable to billing by independent laboratories for the Technical Component ("TC") of anatomic pathology services furnished to hospital inpatients and outpatients who are Medicare beneficiaries. That change would have required laboratories to bill the hospital, rather than Medicare, for the TC of pathology services provided to the hospital's Medicare inpatients and outpatients. However, the Benefits Improvement and Protection Act ("BIPA") enacted a special grandfather provision that exempted certain hospitals from this provision. The provision has been consistently extended but is now scheduled to permanently expire on June 30, 2012. At that time, independent laboratories will be required to bill the hospital, rather than Medicare, for the TC of physician pathology services performed for the hospital's Medicare inpatients and outpatients.

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

Index

The Privacy Rule regulates the use and disclosure of protected health information (“PHI”) by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to PHI. The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. The Company believes that it is in compliance with all HIPAA requirements of the Privacy and Security Rules.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company is within the testing and validation phase of Version 5010 Transactions and is moving to adopt the ICD-10-CM Code Set issued by HHS on January 16, 2009. The compliance date for Version 5010 is January 1, 2012 but CMS has delayed enforcement until March 31, 2012. The compliance date for ICD-10-CM is October 1, 2013, but on February 16, 2012, HHS announced that it will postpone compliance to a date not yet specified. The Company will continue its assessment of computer systems, applications and processes for compliance with these requirements.

The federal Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and its restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, restrictions on marketing to individuals and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. HITECH also fundamentally changes a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured protected health information is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach. Most of the HITECH provisions were effective February 17, 2010 and it is expected that HHS will issue regulations to clarify many of the new provisions. HHS has already issued regulations governing breach notification, which were effective in September 2009. The Company has revised its policies and procedures and its business associate agreements to comply with the new HITECH Act requirements.

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

The total cost associated with the requirements of HIPAA is not expected to be material to the Company’s operations or cash flows. There are, however, many unresolved issues in these areas and future regulations and interpretations of HIPAA and HITECH could impose significant costs on the Company.

In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical and financial information. In some cases, state laws are more restrictive than the HIPAA Privacy Rule and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions after the applicable compliance dates could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement. It increased the civil penalty amounts that may be imposed, required HHS to conduct periodic audits to confirm compliance and also authorized state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Additionally, numerous other countries have or are developing similar laws governing the collection, use, disclosure and transmission of personal or patient information.

Index

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

Index

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

Index

all of its service locations.

Although the Company is not aware of any current material non-compliance with such federal, state and local laws and regulations, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

     Drug Testing

Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration (“SAMHSA”) (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of federal government contractors and certain other entities. To the extent that the Company’s laboratories perform such testing, each must be certified as meeting SAMHSA standards. The Company’s laboratories in Research Triangle Park, North Carolina, Raritan, New Jersey, Houston, Texas, and Southaven, Mississippi laboratories are all SAMHSA certified.

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

Index

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

Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company's business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on the Company’s business. In addition, compliance with future legislation could impose additional requirements on the Company which may be costly.

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

Index

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

Failure to maintain the security of customer-related information or compliance with security requirements could damage the Company’s reputation with customers, cause it to incur substantial additional costs and to become subject to litigation.

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

Failure of the Company, third party payers or physicians to comply with Version 5010 Transactions by the CMS delayed enforcement date of March 31, 2012 or to comply with the ICD-10-CM Code Set by the compliance date to be determined by the Department of Health and Human Services which will be sometime after October 1, 2013, could negatively impact the Company's reimbursement and profitability.

The Company is within the testing and validation of phase of Version 5010 Transactions and is moving to adopt the ICD-10-CM Code Set issued by HHS on January 16, 2009. The compliance date for Version 5010 is January 1, 2012 although CMS announced an enforcement delay until March 31, 2012. The compliance date for ICD-10-CM Code Set is October 1, 2013, but on February 16, 2012, HHS announced that it will postpone compliance to a date not yet specified. The Company will continue its assessment of information systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payers. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections.

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

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

•
the circumstances under which the use and disclosure of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company’s services, and its healthcare operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of protected health information;

•	the content of notices of privacy practices for protected health information;

•	administrative, technical and physical safeguards required of entities that use or receive protected health information; and

•	the protection of computing systems maintaining ePHI.

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company must comply with the laws of those other countries. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined

Index

in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the enactment of HITECH, it is not possible to predict what the extent of the impact on business will be; however, if the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information it could be subject to monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information.

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

Index

physicians in their offices or by patients at home, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.

Health care reform, changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms or new national or network managed care purchasing models, could have a material adverse impact on the Company’s net revenues and profitability.

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person that ordered the test. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company’s net revenues. For the year ended December 31, 2011, requisitions (based on the total volume of requisitions excluding the Ontario, Canada joint venture) by payer were:

•	private patients – 1.7%

•	Medicare and Medicaid – 17.6%

•	commercial clients – 31.1%

•	managed care – 49.6%.

MCOs have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and negotiate fees charged by such laboratories.  Other MCOs allow any willing provider to be contracted at specified rates. The majority of the Company’s managed care testing is negotiated on a fee-for-service basis at a discount from its patient prices. Such discounts have historically resulted in price erosion and have negatively impacted the Company’s operating margins. In addition, MCOs have used capitated payment contracts in an attempt to fix the cost of laboratory testing services for their enrollees. Under a capitated payment contract, the clinical laboratory and MCO agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Such contracts shift the risk of increased test utilization to the clinical laboratory. For the year ended December 31, 2011, capitated contracts accounted for approximately $163.4 million, or 2.9%, of the Company’s net sales.

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

In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. Pursuant to legislation passed in late 2003, the percentage of Medicare beneficiaries enrolled in Medicare managed care plans has increased. The percentage of Medicaid beneficiaries enrolled in Medicaid managed care plans has also increased. Implementation of the ACA, the health care reform legislation passed last year, also may affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements.

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

Integrating the operations of Genzyme Genetics will be complex and there is no assurance that the Company will not encounter material delays or unanticipated costs that could adversely affect its business and results of operations. Successful integration involves numerous risks, including:

•	Maintaining and transitioning relationships with key payers and other customers;

•	Retaining and attracting customers following a period of significant uncertainty associated with the acquired business;

•	Diversion of management attention from business and operational matters;

•	Integrating information technology, enterprise management and administrative systems which may be difficult or costly;

•	Making significant cash expenditures that may be required to retain personnel or eliminate unnecessary resources; and

•	Maintaining uniform standards, procedures and policies to ensure efficient and compliant administration of the organization.

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

Index

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

Billing for laboratory services is a complex process. Laboratories bill many different payers including doctors, patients, hundreds of insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. In addition to billing complexities, the Company is experiencing more billing to patients as a result of the growth in billings to managed care fee-for-service plans which have patient copayments, coinsurance and deductibles and an increase in high deductible health plans. With these high deductible health plans, the patient is responsible for more payments prior to insurance covering the cost of care. A material increase in the Company’s days sales outstanding level (“DSO”) resulting in an increase in the Company’s bad debt expense could have an adverse effect on the Company’s business.

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

Operations may be disrupted and adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, or labor unrest or acts of terrorism, or other criminal activities, or disease pandemics.

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

Index

The Company's growing international operations could subject it to additional risks and expenses that could adversely impact the business or results of operations.
The expansion of the Company's international operations exposes it to risks from failure to comply with foreign laws and regulations that differ from those under which the Company operates in the United States. In addition, the Company may be adversely affected by other risks of expanded operations in foreign countries, including export controls and trade regulations, changes in tax policies or other foreign laws, restrictions on currency repatriation, judicial systems that less strictly enforce contractual rights, countries that provide less protection for intellectual property rights, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services. Further, international operations could subject the Company to additional expenses that the Company may not fully anticipate, including those related to enhanced time and resources necessary to comply with foreign laws and regulations, difficulty in collecting accounts receivable and longer collection periods, and difficulties and costs of staffing and managing foreign operations. In some countries, the Company's success will depend in part on its ability to form relationships with local partners. The Company's inability to identify appropriate partners or reach mutually satisfactory arrangements could adversely affect the business and operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Index

Item 2.       PROPERTIES

The Company operates through a national network of primary laboratories, branches, PSCs and STAT laboratories. The table below summarizes certain information as to the Company’s principal operating and administrative facilities as of December 31, 2011.

Location	Nature of Occupancy
Primary Laboratories:
Birmingham, Alabama	Leased
Phoenix, Arizona	Leased
Calabasas, California	Leased
Dayton, Ohio	Leased
Irvine, California	Leased
Los Angeles, California	Leased
Monrovia, California	Leased
San Diego, California	Leased
San Francisco, California	Leased
Denver, Colorado	Leased
Shelton, Connecticut	Leased
Waltham, Connecticut	Leased
Ft. Myers, Florida	Owned
Tampa, Florida	Leased
Temple Terrace, Florida	Leased
Chicago, Illinois	Leased
Indianapolis, Indiana	Leased
Westborough, Massachusetts	Leased
Eden Prairie, Minnesota	Leased
Southaven, Mississippi	Owned
Kansas City, Missouri	Owned
Cranford, New Jersey	Leased
Raritan, New Jersey	Owned
South Brunswick, New Jersey	Leased
Santa Fe, New Mexico	Owned
New Hartford, New York	Leased
New York, New York	Leased
Burlington, North Carolina	Owned
Research Triangle Park, North Carolina	Leased
Dublin, Ohio	Owned
Oklahoma City, Oklahoma	Leased
Brentwood, Tennessee	Leased
Knoxville, Tennessee	Leased
Austin, Texas	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
San Antonio, Texas	Leased
Salt Lake City, Utah	Leased
Seattle, Washington	Leased
Milwaukee, Wisconsin	Leased
Charleston, West Virginia	Leased
Mechelen, Belgium	Leased

Index

Edmonton, Canada	Leased
Ontario, Canada	Owned
Mississauga, Canada	Leased
Beijing, China	Leased
Singapore	Leased
Chorley, United Kingdom	Leased
Oxfordshire, United Kingdom	Leased
Corporate Headquarters Facilities:
Burlington, North Carolina	Owned
Burlington, North Carolina	Leased

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

The Company is involved in a number of judicial, regulatory, and arbitration proceedings (including those described below) concerning matters arising in connection with the conduct of the Company's business activities. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.
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

The Company is unable to estimate a range of reasonably possible loss for cases described below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these cases, however, the Company does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company's financial condition, though the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

A subsidiary of the Company, DIANON Systems, Inc. (“DIANON”), is the appellant in a wrongful termination lawsuit originally filed by G. Berry Schumann in Superior Court in the State of Connecticut. After a jury trial, the state court entered judgment against DIANON, with total damages, attorney's fees, and pre-judgment interest payable by DIANON, of approximately $10.0 million, plus post-judgment interest that continues to accrue since the entry of judgment. DIANON has disputed liability and has contested the case vigorously on appeal. DIANON filed a notice of appeal in December 2009, and the case was transferred to the Connecticut Supreme Court. The Court heard oral argument on May 18, 2011 and the parties await the Court's decision on DIANON's appeal.

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., to avoid the uncertainty and costs associated with prolonged litigation. The original lawsuit was brought against the Company and several other major laboratories operating in California and alleged that the defendants improperly billed the state Medicaid program and, therefore, violated the California False Claims Act. The complaint against the Company sought a refund of alleged overpayments made to the Company from November 7, 1995 through November 2009, plus simple interest of 7% per year, calculated as of the filing date to total $97.5. In addition, the suit sought continuing damages past November 2009, plus treble damages, civil penalties of $0.01 per each alleged false claim, recovery of costs, attorney's fees, and legal expenses, and pre- and post-judgment interest. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 (net of a previously recorded reserve of $15.0) in the second quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from November 1, 2011 through October 31, 2012. The Medi-Cal discount is not expected to have a material impact on the Company's consolidated revenues or results of

Index

operations.

As previously reported, the Company responded to an October 2007 subpoena from the United States Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The United States government has not intervened in the lawsuit. The Company will vigorously defend the lawsuit.

In addition, the Company has received three other subpoenas since 2007 related to Medicaid billing. In June 2010, the Company received a subpoena from the State of Florida Office of the Attorney General requesting documents related to its billing to Florida Medicaid. In February 2009, the Company received a subpoena from the Commonwealth of Virginia Office of the Attorney General seeking documents related to the Company's billing for state Medicaid. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. The Company also responded to a September 2009 subpoena from the United States Department of Health & Human Services Office of Inspector General's regional office in Massachusetts regarding certain of its billing practices. The Company is cooperating with these requests.

In April 2011, the Company and Orchid announced that they had entered into a definitive agreement and plan of merger under which the Company would acquire all of the outstanding shares of Orchid in a cash tender offer. The Company received a request for additional information (commonly referred to as a "Second Request") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act") from the Federal Trade Commission ("FTC") in connection with the proposed merger with Orchid. On December 8, 2011, the Company announced that it had reached an agreement with the FTC that allowed the Company to complete its acquisition of Orchid, which closed on December 15, 2011. Under the terms of the proposed consent decree that was accepted by the FTC for public comment, the Company is required to divest certain assets of Orchid's U.S. government paternity business. On December 16, 2011, the Company sold those assets to DNA Diagnostics Center ("DDC"), a privately held provider of DNA paternity testing. Subsequent to the closing of the Orchid transaction, the Company has received three notices of demand for appraisal rights for shares.

On April 11, 2011, a putative class action lawsuit, Ballard v. Orchid Cellmark, Inc., et al., was filed in the Superior Court of New Jersey Chancery Division, Mercer County against Orchid, individual members of Orchid's Board of Directors, the Company, and one of the Company's wholly-owned subsidiaries. This action challenged the Orchid acquisition on grounds of alleged breaches of fiduciary duty and/or other violations of state law. Two similar putative class action lawsuits, Kletzel v. Orchid Cellmark, Inc., et al. and Greenberg v. Orchid Cellmark Inc., et al., were subsequently filed in the same court. On August 15, 2011, all three actions were voluntarily dismissed.
On May 2, 2011, a putative class action lawsuit, Tsatsis v. Orchid Cellmark, Inc., et al. was filed in the United States District Court for the District of New Jersey against Orchid, individual members of Orchid's Board of Directors, the Company, and a subsidiary of the Company. This federal court action challenged the Orchid acquisition on grounds of alleged breaches of fiduciary duty and violations of the federal securities laws. On May 12, 2011, the plaintiff filed a motion for preliminary injunction seeking to enjoin the transaction. On May 13, 2011, the Court denied the plaintiff's request for an expedited hearing. On June 27, 2011, the action was voluntarily dismissed.
Three similar shareholder class actions, Silverberg v. Bologna, et al., Nannetti v. Bologna, and Locke v. Orchid Cellmark, Inc., et al., were filed in the Court of Chancery of the State of Delaware and subsequently consolidated into one action, In re Orchid Cellmark Shareholder Litig. On May 4, 2011, the plaintiffs in the consolidated action filed a motion for preliminary injunction seeking to enjoin the transaction. On May 12, 2011, the Court of Chancery denied the motion for preliminary injunction, and plaintiffs' motion for an expedited appeal was subsequently denied on May 16, 2011. Since that time, there has been no substantive activity in the Delaware litigation.
In October 2011, a putative stockholder of the Company made a letter demand through his counsel for inspection of documents related to policies and procedures concerning the Company's Board of Directors' oversight and monitoring of the Company's billing and claim submission process. The letter also seeks documents prepared for or by the Board regarding allegations from the California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., lawsuit and documents reviewed and relied upon by the Board in connection with the settlement of that lawsuit. The Company is responding to the request pursuant to applicable Delaware law.

On November 18, 2011, the Company received a letter from United States Senators Baucus and Grassley requesting information regarding the Company's relationships with its largest managed care customers. The letter requests information about the Company's

Index

contracts and financial data regarding its managed care customers. The Company is cooperating with the request.

The Company is a defendant in two putative class actions related to overtime pay. In September 2011, a putative class action, Peggy Bryant v. Laboratory Corporation of America Holdings, was filed against the Company in the United States District Court for the Southern District of West Virginia, alleging on behalf of employees similarly situated that the Company violated the Federal Fair Labor Standards Act and applicable state wage laws by failing to pay overtime. The complaint seeks monetary damages, liquidated damages equal to the alleged amount owed, costs, injunctive relief, and attorney's fees. In December 2011, a putative class action, Debra Rivera v. Laboratory Corporation of America Holdings, was filed against the Company in the United States District Court for the Middle District of Florida alleging on behalf of employees similarly situated that the Company violated the Federal Fair Labor Standards Act by failing to pay overtime. The complaint seeks monetary damages, liquidated damages equal to the alleged amount owed, costs, and attorney's fees. The Company intends to vigorously contest both cases.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LH”.  The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock reported on the NYSE Composite Tape.

	High	Low
Year Ended December 31, 2010
First Quarter	77.09	69.49
Second Quarter	83.00	73.12
Third Quarter	78.94	71.58
Fourth Quarter	89.48	75.75
Year Ended December 31, 2011
First Quarter	92.98	86.19
Second Quarter	100.94	92.09
Third Quarter	99.76	76.91
Fourth Quarter	88.15	74.57

Holders

On February 17, 2012 there were 367 holders of record of the Common Stock.

Dividends

The Company has not historically paid dividends on its common stock and does not presently anticipate paying any dividends on its common stock in the foreseeable future.

Index

Common Stock Performance

The Company’s common stock is traded on the NYSE. The graph below shows the cumulative total return assuming an investment of $100 on December 30, 2006 in each of the Company’s common stock, the Standard & Poor’s (the “S&P”) Composite-500 Stock Index and the S&P 400 Health Care Index (the “Peer Group”) and assuming that all dividends were reinvested.

Comparison of Five Year Cumulative Total Return

	12/2006	12/2007	12/2008	12/2009	12/2010	12/2011
Laboratory Corporation of America Holdings	$100	$103	$88	$102	$120	$117
S&P 500 Index	$100	$105	$66	$84	$97	$99
S&P 500 Health Care Index	$100	$107	$83	$99	$102	$115
S&P 400 Health Care Index	$100	$113	$75	$102	$125	$127

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Indexed Stock Price
$150
$100
$50
$0
12/2006
12/2007
12/2008
12/2009
12/2010
12/2011
Laboratory Corporation of America Holdings
S&P 500 Index
S&P 500 Health Care Index
S&P 400 Health Care Index

Index

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 31, 2011, by or on behalf of the Company (dollar amounts in millions):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
October 1 – October 31	0.7	$80.70	0.7	$197.9
November 1 – November 30	0.8	82.23	0.8	135.2
December 1 – December 31	0.6	84.33	0.6	84.4
	2.1	$82.30	2.1

At January 1, 2007, the Company had authorization to repurchase up to $350.0 of shares of the Company’s common stock ($100.0 authorized on April 21, 2005 and $250.0 authorized on October 20, 2006). On March 9, 2007, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On November 2, 2007, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. On August 10, 2009, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On February 11, 2010, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. On August 9, 2010, the Company announced the Board of Directors authorized the purchase of up to $250.0 of additional shares of the Company’s common stock. During January 2011, the Company completed its repurchase authorization, representing approximately 2.6 shares of its common stock. On February 10, 2011, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock. As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately up to $84.4 of Company common stock. The repurchase authorization has no expiration date. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company’s common stock.

Index

Item 6.	SELECTED FINANCIAL DATA

The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the five-year period ended December 31, 2011 are derived from consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

	Year Ended December 31,
	(a) (b) 2011	(c) 2010	(d) 2009	(e) 2008	(f) 2007
	(In millions, except per share amounts)
Statement of Operations Data:
Net sales	$5,542.3	$5,003.9	$4,694.7	$4,505.2	$4,068.2
Gross profit	2,274.7	2,097.8	1,970.9	1,873.8	1,691.2
Operating income	948.4	978.8	935.9	842.9	777.0
Net earnings attributable to Laboratory
Corporation of America Holdings	519.7	558.2	543.3	464.5	476.8
Basic earnings per common share	$5.20	$5.42	$5.06	$4.23	$4.08
Diluted earnings per common share	$5.11	$5.29	$4.98	$4.16	$3.93
Basic weighted average common
shares outstanding	100.0	103.0	107.4	109.7	116.8
Diluted weighted average common
shares outstanding	101.8	105.4	109.1	111.8	121.3
Balance Sheet Data:
Cash and cash equivalents, and
short-term investments	$159.3	$230.7	$148.5	$219.7	$166.3
Goodwill and intangible assets, net	4,302.5	4,275.4	3,239.3	2,994.8	2,252.9
Total assets	6,171.0	6,187.8	4,837.8	4,669.5	4,368.2
Long-term obligations (g)	2,221.0	2,188.4	1,394.4	1,721.3	1,667.0
Total shareholders' equity	2,503.5	2,466.3	2,106.1	1,688.3	1,725.3

(a)
During 2011, the Company recorded net restructuring charges of $44.6. Of this amount, $27.4 related to severance and other personnel costs, and $22.0 primarily related to facility-related costs associated with the ongoing integration of certain acquisitions including Genzyme Genetics and Westcliff Medical Laboratories, Inc. ("Westcliff"). These charges were offset by restructuring credits of $4.8 resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded fixed assets impairment charges of $18.9 primarily related to equipment, computer systems and leasehold improvements in closed facilities. The Company also recorded special charges of $14.8 related to the write-off of certain assets and liabilities related to an investment made in prior years, along with a $2.6 write-off of an uncollectible receivable from a past installment sale of one of the Company's lab operations.

(b)
Following the closing of its acquisition of Orchid Cellmark Inc. ("Orchid") in mid-December 2011, the Company recorded a net $2.8 loss on its divestiture of certain assets of Orchid's U.S. government paternity business, under the terms of the agreement reached with the U.S. Federal Trade Commission. This non-deductible loss on disposal was recorded in Other Income and Expense in the Company's Consolidated Statements of Operations and decreased net earnings for the twelve months ended December 31, 2011 by $2.8.

(c)
During 2010, the Company recorded net restructuring charges of $5.8 primarily related to work force reductions and the closing of redundant and underutilized facilities. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the year.

The Company incurred approximately $25.7 in professional fees and expenses in connection with the acquisition of Genzyme Genetics and other acquisition activity, including significant costs associated with the Federal Trade Commission’s review of the Company’s purchase of specified net assets of Westcliff. These fees and expenses are

Index

included in selling, general and administrative expenses for the year ended December 31, 2010.

The Company also incurred $7.0 of financing commitment fees (included in interest expense for the year ended December 31, 2010) in connection with the acquisition of Genzyme Genetics.

(d)	During 2009, the Company recorded net restructuring charges of $13.5 primarily related to the closing of redundant and underutilized facilities.

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

(e)
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

(f)	During 2007, the Company recorded net restructuring charges of $50.6 related to reductions in work force and consolidation of redundant and underutilized facilities.

(g)
Long-term obligations primarily include the Company’s zero-coupon convertible subordinated notes, 5 1/2% senior notes due 2013, 5 5/8% senior notes due 2015, 3.125% senior notes due 2016, 4.625% senior notes due 2020, term loan, revolving credit facility and other long-term obligations. The accreted balance of the zero-coupon convertible subordinated notes was $135.5, $286.7, $292.2, $573.5 and $564.4 at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. The balance of the 5 1/2% senior notes, including principal and unamortized portion of a deferred gain on an interest rate swap agreement, was $350.0, $350.9, $351.3, $351.7 and $352.2 at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. The principal balance of the 5 5/8% senior notes was $250.0 at December 31, 2011, 2010, 2009, 2008 and 2007. The principal balance of the 3.125% senior notes was $325.0 at December 31, 2011 and 2010, and $0 for all other years presented. The principal balance of the 4.625% senior notes was $600.0 at December 31, 2011 and 2010 and $0 for all other years presented. The term loan was $0.0, $375.0, $425.0, $475.0 and $500.0 at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. The revolving credit facility was $560.0, $75.0, $70.8 at December 31, 2011, 2009 and 2008, respectively, and $0 for all other years presented. The remainder of other long-term obligations consisted primarily of mortgages payable with balances of $0.0, $0.8, $0.9, $0.3 and $0.4 at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. Long-term obligations exclude amounts due to affiliates.

Index

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in millions)

General

During 2011, the Company continued to strengthen its financial performance through pricing discipline, continued growth of its esoteric testing, outcome improvement and companion diagnostics offerings, and expense control.

The Company's acquisition of Genzyme Genetics in December 2010 has helped to expand the Company’s capabilities in reproductive, genetic, hematology-oncology and clinical trials central laboratory testing, enhance the Company’s esoteric testing capabilities and advance the Company’s personalized medicine strategy. The Genzyme Genetics acquisition contributed approximately 6.8% to the Company's 10.8% growth in net sales experienced in 2011.

In July 2011, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company paid $49.5 in the third quarter of 2011 to resolve all claims brought against the Company in the lawsuit without any admission of liability. In connection with the settlement, the Company recorded litigation settlement expense of $34.5 ($49.5 settlement, net of previously recorded reserves of $15.0) in the second quarter of 2011. This expense was recorded in Selling, General and Administrative expense in the Company's Consolidated Statements of Operations.

In September 2011, the Company announced that it had extended the term of its agreement with UnitedHealthcare Insurance Company, an affiliate of UnitedHealth Group Incorporated, for an additional two years. The agreement, which was effective January 1, 2007, will now continue through the end of 2018.

Following the closing of its acquisition of Orchid Cellmark Inc. (“Orchid”) in mid-December, the Company recorded a net $2.8 loss on its divestiture of certain assets of Orchid's U.S. government paternity business, under the terms of the agreement reached with the U.S. Federal Trade Commission. This non-deductible loss on disposal was recorded in Other Income and Expense in the Company's Consolidated Statements of Operations.

In November 2011, the Company acquired an additional 12.6% ownership interest from the holders of the non-controlling interest in the Ontario joint venture in accordance with the terms of the joint venture's partnership agreement, bringing the Company's ownership interest to 98.2%.

On December 21, 2011, the Company entered into a new $1,000.0 revolving credit facility. As part of this new financing, the Company repaid all of the outstanding balances of $318.8 on its term loan and $235.0 on its previous revolving credit facility. In conjunction with the repayment and cancellation of its old credit agreement, the Company recorded approximately $1.0 of unamortized debt costs as interest expense in the Company's Consolidated Statements of Operations during the fourth quarter of 2011.

Seasonality

The majority of the Company’s testing volume is dependent on patient visits to physician offices and other providers of health care. Volume of testing generally declines during the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues and cash flows. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

Results of Operations (amounts in millions except Revenue Per Requisition info)

Years ended December 31, 2011, 2010, and 2009

Operating results for the year ended December 31, 2011 were impacted by a challenging economic climate, offset by growth resulting from the Company's 2010 acquisitions of Genzyme Genetics and Westcliff, along with organic growth within its core operations. Inclement weather reduced volumes by an estimated 0.1% and 0.3%, and revenue by an estimated $26.0 and $23.0 during the years ended December 31, 2011 and 2010, respectively.

Index

Net Sales

	Years Ended December 31,			% Change
Net sales	2011	2010	2009	2011	2010
Routine Testing	$3,143.9	$2,995.4	$2,845.6	5.0%	5.3%
Genomic and Esoteric Testing	2,089.0	1,728.5	1,601.6	20.9%	7.9%
Ontario, Canada	309.4	280.0	247.5	10.5%	13.1%
Total	$5,542.3	$5,003.9	$4,694.7	10.8%	6.6%

	Years Ended December 31,			% Change
Volume	2011	2010	2009	2011	2010
Routine Testing	85.2	83.3	84.6	2.3%	(1.6)%
Genomic and Esoteric Testing	29.3	27.2	25.8	7.8%	5.7%
Ontario, Canada	9.3	9.1	9.1	1.8%	0.4%
Total	123.8	119.6	119.5	3.5%	0.1%

	Years Ended December 31,			% Change
Revenue Per Requisition	2011	2010	2009	2011	2010
Routine Testing	$36.91	$35.96	$33.62	2.6%	7.0%
Genomic and Esoteric Testing	$71.19	$63.48	$62.14	12.1%	2.2%
Ontario, Canada	$33.29	$30.68	$27.24	8.5%	12.6%
Total	$44.76	$41.82	$39.29	7.0%	6.4%

The increase in net sales for the three years ended December 31, 2011 has been driven primarily by acquisitions made in all years (most significantly in the second half of 2010), along with growth in the Company's managed care business, increased revenue from third parties (Medicare and Medicaid), the Company's continued shift in test mix to higher-priced genomic and esoteric tests, and growth in revenue per requisition in the Company's routine testing. Managed care and third party revenue as a percentage of net sales increased from 61.8% in 2009 to 62.8% in 2011. Genomic and esoteric testing volume as a percentage of total volume increased from 21.6% in 2009 to 23.7% in 2011. The continuing impact of government contracts terminated during 2009 reduced routine testing volume by 0.1% and 1.8% for the years ended December 31, 2011 and 2010, respectively. Revenue per requisition growth was impacted in 2010 by lost contracts and the recognition of deferred revenue resulting from an amendment to a customer contract, which together improved revenue per requisition by approximately 1.6%. In 2011, the Company's 2010 acquisition of Genzyme Genetics contributed 6.8% to the overall 10.8% growth in revenue and 0.9% to the overall 3.5% growth in volume. Net sales of the Ontario joint venture were $309.4, $280.0 and $247.5 for the twelve months ended December 31, 2011, 2010 and 2009, respectively, an increase of $29.4 or 10.5%, and $32.5 or 13.1% in 2011 and 2010, respectively. Net sales for the Ontario joint venture were impacted by a weaker U.S. dollar in 2011 and a stronger U.S. dollar in 2010 and 2009. In Canadian dollars, net sales of the Ontario joint venture for the twelve months ended December 31, 2011, 2010 and 2009 were CN$ 306.0, CN$ 288.5 and CN$ 281.3, respectively.

Cost of Sales	Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
Cost of sales	$3,267.6	$2,906.1	$2,723.8	12.4%	6.7%
Cost of sales as a % of sales	59.0%	58.1%	58.0%

Cost of sales (primarily laboratory and distribution costs) has increased over the three year period ended December 31, 2011 primarily due to overall growth in the Company's volume, as well as increases in labor, the continued shift in test mix to higher cost genomic and esoteric testing and the impact of acquisitions. As a percentage of sales, cost of sales has increased during the three year period ended December 31, 2011 from 58.0% in 2009 to 59.0% in 2011. Cost of sales as a percentage of net sales was comparable for 2010 and 2009. The increase in 2011 cost of sales as a percentage of net sales is primarily attributable to recent acquisitions that have not been fully integrated into the Company's operating cost structure as of December 31, 2011. Labor and testing supplies comprise over 77% of the Company’s cost of sales.

Index

Selling, General and Administrative Expenses

	Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
Selling, general and administrative expenses	$1,159.6	$1,034.3	$958.9	12.1%	7.9%
SG&A as a % of sales	20.9%	20.7%	20.4%

Total selling, general and administrative expenses (“SG&A”) as a percentage of sales over the three year period ended December 31, 2011 have ranged from 20.4% to 20.9%. Bad debt expense decreased to 4.6% of  net sales in 2011 as compared with 4.8% and 5.3% in 2010 and 2009, respectively. The lower bad debt expense as a percentage of net sales in 2011 and 2010 is primarily due to improved collection trends resulting from process improvement programs within the Company’s billing department and field operations.

The increase in SG&A as a percentage of net sales in 2011 as compared with 2010 is primarily due to net litigation settlement expense of $34.5 recorded in 2011. The increase in SG&A as a percentage of net sales in 2010 as compared to 2009 is due to acquisition related costs of $25.7 in 2010, along with expenses from recently acquired operations that had not been fully integrated into the Company's operating cost structure.

Amortization of Intangibles and Other Assets

	Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
Amortization of intangibles and other assets	$85.8	$72.7	$62.6	18.0%	16.1%

The increase in amortization of intangibles and other assets over the three year period ended December 31, 2011 primarily reflects the impact of acquisitions closed during all three years.

Restructuring and Other Special Charges

	Years Ended December 31,
	2011	2010	2009
Restructuring and other special charges	$80.9	$12.0	$13.5

During 2011, the Company recorded net restructuring charges of $44.6. Of this amount, $27.4 related to severance and other personnel costs, and $22.0 primarily related to facility-related costs associated with the ongoing integration of certain acquisitions including Genzyme Genetics and Westcliff. These restructuring initiatives are expected to provide annualized cost savings of approximately $99.7. These charges were offset by restructuring credits of $4.8 resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded fixed assets impairment charges of $18.9 primarily related to equipment, computer systems and leasehold improvements in closed facilities. The Company also recorded special charges of $14.8 related to the write-off of certain assets and liabilities related to an investment made in prior years, along with a $2.6 write-off of an uncollectible receivable from a past installment sale of one of the Company's lab operations.

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

Index

severance benefits as a result of incurring less cost than planned on those restructuring initiatives primarily resulting from favorable settlements on lease buyouts and severance payments that were not required to achieve the planned reduction in work force.

Interest Expense	Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
Interest expense	$87.5	$70.0	$62.9	25.0%	11.3%

The increase in interest expense for 2011 as compared to 2010 is primarily due to interest incurred during 2011 in connection with the senior notes offering of $925.0 in November 2010, which was outstanding for all of 2011. Certain interest related costs decreased due to lower average borrowings outstanding during 2011 as compared with 2010 primarily due to principal payments on the prior Term Loan Facility and the settlement of approximately $155.1 of the zero-coupon subordinated notes during the year. In addition, the effective interest rate on the Term Loan Facility was lower in 2011 as compared with 2010 due to the expiration of the interest rate swap on March 31, 2011. In conjunction with the repayment and cancellation of its old credit agreement in December 2011, the Company recorded approximately $1.0 of unamortized debt costs as interest expense in the Company's Consolidated Statements of Operations. The Company recorded $7.0 of bridge financing fees in the 2010 period related to the signing of the definitive agreement to acquire Genzyme Genetics in September 2010.

Equity Method Income

	Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
Equity method income	$9.5	$10.6	$13.8	(10.4)%	(23.2)%

Equity method income represents the Company’s ownership share in joint venture partnerships along with stock investments in other companies in the clinical diagnostic industry. The decrease in income since 2009 is primarily due to the Company’s share of losses in the Cincinnati, Ohio joint venture and the Canada, China and Western Europe equity method investment.

Income Tax Expense	Years Ended December 31,
	2011	2010	2009
Income tax expense	$333.0	$344.0	$329.0
Income tax expense as a % of income before tax	38.4%	37.6%	37.2%

The effective tax rate for 2011 was negatively impacted by non-deductible losses incurred in certain subsidiaries of the Company. The effective tax rate for 2010 was favorably impacted by a benefit relating to the net decrease in unrecognized income tax benefits. The effective tax rate for 2009 was favorably impacted by adjustments of $21.5 relating to the resolution of certain state tax issues under audit, as well as the realization of foreign tax credits.

Liquidity, Capital Resources and Financial Position

The Company’s strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company’s principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. This cash-generating capability is one of the Company’s fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. The Company’s senior unsecured revolving credit facility is further discussed in "Note 11 to Consolidated Financial Statements."

Operating Activities

In 2011, the Company’s operations provided $855.6 of cash, reflecting the Company’s solid business results. The decrease in the Company’s cash flow from operations primarily resulted from a litigation settlement of $49.5 which was paid in September 2011. The Company continued to focus on efforts to increase cash collections from all payers and to generate on-going improvements to the claim submission processes.

The Company made contributions to the defined benefit retirement plan (“Company Plan”) of $0.0, $0.0 and $54.8 in 2011, 2010 and 2009, respectively. In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the Company Plan and the PEP. Both plans have been

Index

closed to new participants. Employees participating in the Company Plan and the PEP no longer earn service-based credits, but continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the defined contribution retirement plan (the “401K Plan”) receive a minimum 3% non-elective contribution (“NEC”) concurrent with each payroll period. The NEC replaces the Company match, which has been discontinued. Employees are not required to make a contribution to the 401K Plan to receive the NEC. The NEC is non-forfeitable and vests immediately. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on years of service. Non-elective and discretionary contributions were comparable in 2011, compared to 2010, but were approximately $25.4 higher in 2010 than the Company’s contributions to its 401K Plan in 2009.

Projected pension expense for the Company Plan and PEP is expected to increase from $8.6 in 2011 to $12.2 in 2012. The Company plans to make contributions of $14.6 to the Company Plan during 2012. See “Note 16 to the Consolidated Financial Statements” for a further discussion of the Company’s pension and postretirement plans.

Investing Activities

Capital expenditures were $145.7, $126.1 and $114.7 for 2011, 2010 and 2009, respectively. The Company expects capital expenditures of approximately $155.0 in 2012. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s revolving credit facilities as needed.

The Company remains committed to growing its business through strategic acquisitions and licensing agreements. The Company has invested a total of $1,531.2 over the past three years in strategic business acquisitions. These acquisitions have helped strengthen the Company’s geographic presence along with expanding capabilities in the specialty testing operations. The Company believes the acquisition market remains attractive with a number of opportunities to strengthen its scientific capabilities, grow esoteric testing capabilities and increase presence in key geographic areas.

The Company has invested a total of $50.8 over the past three years in licensing new testing technologies (including approximately $49.4 estimated fair market value of technology acquired in certain acquisitions in 2010 and 2009) and had $66.2 net book value of capitalized patents, licenses and technology as of December 31, 2011. While the Company continues to believe its strategy of entering into licensing and technology distribution agreements with the developers of leading-edge technologies will provide future growth in revenues, there are certain risks associated with these investments. These risks include, but are not limited to, the failure of the licensed technology to gain broad acceptance in the marketplace and/or that insurance companies, managed care organizations, or Medicare and Medicaid will not approve reimbursement for these tests at a level commensurate with the costs of running the tests. Any or all of these circumstances could result in impairment in the value of the related capitalized licensing costs.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. As part of the new Revolving Credit Facility, the Company repaid all of the outstanding balances of $318.8 on its existing term loan facility and $235.0 on its existing revolving credit facility. In conjunction with the repayment and cancellation of its old credit facility, the Company recorded approximately $1.0 of remaining unamortized debt costs as interest expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2011. The balances outstanding on the Company's Revolving Credit Facility at December 31, 2011 and December 31, 2010 were $560.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period for four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at December 31, 2011.

As of December 31, 2011, the effective interest rate on the Revolving Credit Facility was 1.26%.

The interest rate swap agreement to hedge variable interest rate risk on the Company's variable interest rate term loan expired

Index

on March 31, 2011. On a quarterly basis under the swap, the Company paid a fixed rate of interest (2.92%) and received a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap was designated as a cash flow hedge. Accordingly, the Company recognized the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value were recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement was the estimated amount that the Company would have paid or received to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $2.4 at December 31, 2010 and was included in other liabilities in the respective condensed consolidated balance sheet.

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

During 2011, the Company repurchased $643.9 of stock representing 7.4 shares. As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock.

During 2011, the Company settled notices to convert $190.6 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $248.9. The total cash used for these settlements was $155.1 and the Company also issued 1.0 additional shares of common stock. As a result of these conversions, the Company also reversed approximately $36.2 of deferred tax liability to reflect the tax benefit realized upon issuance of the shares.

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

On January 3, 2012, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning January 1, 2012, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, March 30, 2012. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

Credit Ratings

The Company’s debt ratings of Baa2 from Moody’s and BBB+ from Standard and Poor’s contribute to its ability to access capital markets.

Index

Contractual Cash Obligations	Payments Due by Period
			2013-	2015-	2017 and
	Total	2012	2014	2016	thereafter
Operating lease obligations	$602.7	$161.4	$237.2	$106.2	$97.9
Contingent future licensing payments (a)	43.7	9.8	18.9	12.9	2.1
Minimum royalty payments	16.5	1.9	4.5	5.1	5.0
Zero-coupon subordinated notes (b)	135.5	135.5	—	—	—
Scheduled interest payments on Senior Notes	380.6	71.2	113.6	84.8	111.0
Revolving credit facility	560.0	—	—	560.0	—
Long-term debt, other than revolving credit facility	1,525.5	—	350.5	575.0	600.0
Total contractual cash obligations (c)(d)(e)	$3,264.5	$379.8	$724.7	$1,344.0	$816.0

(a)
Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)
As announced by the Company on January 3, 2012, holders of the zero-coupon subordinated notes may choose to convert their notes during the first quarter of 2012 subject to terms as defined in the note agreement. See “Note 11 to Consolidated Financial Statements” and "Credit Ratings" above for further information regarding the Company’s zero-coupon subordinated notes.

(c)
The table does not include obligations under the Company’s pension and postretirement benefit plans, which are included in "Note 16 to Consolidated Financial Statements." Benefits under the Company's postretirement medical plan are made when claims are submitted for payment, the timing of which is not practicable to estimate.

(d)
The table does not include the Company’s reserves for unrecognized tax benefits. The Company had a $63.5 and $65.8 reserve for unrecognized tax benefits, including interest and penalties, at December 31, 2011 and 2010, respectively, which is included in “Note 13 to Consolidated Financial Statements.” Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010.

(e)	The table does not include interest on the Company's Revolving Credit Facility's outstanding balance of $560.0 at December 31, 2011, which bears interest at 1.26%.

Off-Balance Sheet Arrangements

The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off balance sheet financing other than normal operating leases.

Other Commercial Commitments

As of December 31, 2011, the Company provided letters of credit aggregating approximately $37.4, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company’s Revolving Credit Facility and are renewed annually, around mid-year.

The partnership units of the holders of the noncontrolling interest in the Ontario, Canada (“Ontario”) joint venture were acquired by the Company on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company's financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement.

On October 14, 2011, the Company issued notice to a noncontrolling interest holder in the Ontario joint venture of its intent to purchase the holder's partnership units in accordance with the terms of the joint venture's partnership agreement. On November 28, 2011, this purchase was completed for a total purchase price of CN$ 151.7 as outlined in the partnership agreement (CN$147.8 plus certain adjustments relating to cash distribution hold backs made to finance recent business acquisitions and capital expenditures). The purchase of these additional partnership units brings the Company's percentage interest owned to 98.2%.

The contractual value of the remaining noncontrolling interest put, in excess of the current noncontrolling interest of $3.6,

Index

totals $16.6 at December 31, 2011. At December 31, 2011 and 2010, $20.2 and $20.6, respectively, have been classified as mezzanine equity in the Company's condensed consolidated balance sheet.

At December 31, 2011, the Company was a guarantor on approximately $0.9 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately two years.

Based on current and projected levels of operations, coupled with availability under its Revolving Credit Facility, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

New Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In July 2011, the FASB issued authoritative guidance on the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain health care entities. This literature was issued to provide greater transparency about a health care entity's net patient service revenue and the related allowance for doubtful accounts. Specifically, this literature requires the provision for bad debts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue for health care entities that provide services regardless of a patient's ability to pay. The guidance also requires enhanced disclosures of significant changes in estimates in the provision for bad debts relating to patient services when an entity recognizes revenue regardless of a patient's ability to pay. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company does not believe the adoption of the authoritative guidance in the first quarter of 2012 will have an impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. Specifically, this literature allows an entity to present components of net earnings and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The authoritative guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders' equity. While the authoritative guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net earnings or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the authoritative guidance in the first quarter of fiscal 2012 will have an impact on its consolidated financial position, results of operations or cash flows.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While the Company believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company’s Audit Committee periodically reviews the Company’s significant accounting policies. The Company’s critical accounting policies arise in conjunction with the following:

•	Revenue recognition and allowances for doubtful accounts;

Index

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

The Company has a formal process to estimate and review the collectibility of its receivables based on the period of time they have been outstanding. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level. The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectibility of its receivables. Accounts are written off against the allowance for doubtful accounts based on the Company’s write-off policy (e.g., when they are deemed to be uncollectible).  In the determination of the appropriate level of the allowance, accounts are progressively reserved based on the historical timing of cash collections relative to their respective aging categories within the Company’s receivables. These collection and reserve processes, along with the close monitoring of the billing process, help reduce the risks of material revisions to reserve estimates resulting from adverse changes in collection or reimbursement experience. The following table presents the percentage of the Company’s net accounts receivable outstanding by aging category at December 31, 2011 and 2010:

Days Outstanding	2011	2010
0 – 30	51.2%	51.1%
31 – 60	17.2%	17.5%
61 – 90	10.2%	9.7%
91 – 120	7.7%	7.2%
121 – 150	4.2%	4.0%
151 – 180	3.1%	3.7%
181 – 270	5.3%	5.8%
271 – 360	0.8%	0.9%
Over 360	0.2%	0.1%

The above table excludes the percentage of net accounts receivable outstanding by aging category for the Ontario, Canada joint venture, Clearstone and Orchid. The Company believes that including the agings for these foreign operations would not be representative of the majority of the accounts receivable by aging category for the Company.

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

Index

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

The Company's net pension cost is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined benefit retirement plans were a 4.0% discount rate and a 7.25% expected long-term rate of return on plan assets as of December 31, 2011.

Discount Rate

The Company evaluates several approaches toward setting the discount rate assumption that is used to value the benefit obligations of its retirement plans. At year-end, priority was given to use of the Citigroup Pension Discount Curve and anticipated cash outflows of each retirement plan were discounted with the spot yields from the Citigroup Pension Discount Curve. A single-effective discount rate assumption was then determined for each retirement plan based on this analysis. A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2011 retirement plan expense of $1.8.

Return on Plan Assets

In establishing its expected return on plan assets assumption, the Company reviews its asset allocation and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2011 pension expense of $2.5.

Net pension cost for 2011 was $8.6 as compared with $9.6 in 2010 and $36.6 in 2009 (including the impact of the $2.8 non-recurring net curtailment charge). The decrease in pension expense in 2011 and 2010 was due to the changes to the Company Plan and PEP. Projected pension expense for the Company Plan and the PEP is expected to increase from $8.6 in 2011 to $12.2 in 2012.

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

Index

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

6.	failure to maintain the security of business information or systems could damage the Company’s reputation, cause it to incur substantial additional costs and to become subject to litigation;

7.
failure of the Company, third party payers or physicians to comply with Version 5010 Transactions by the CMS delayed enforcement date of March 31, 2012 or to comply with the ICD-10-CM Code Set by the compliance date to be determined by the Department of Health and Human Services which will be sometime after October 1, 2013, could negatively impact the Company's reimbursement and profitability;

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

Index

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

30.	changes in reimbursement by foreign governments and foreign currency fluctuations; and

31.
expenses and risks associated with international operations, including compliance with laws and regulations that differ from the United States, and economic, political, legal and other operational risks associated with foreign markets.

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

The Company’s Ontario, Canada consolidated joint venture operates in Canada and, accordingly, the earnings and cash flows generated from the Ontario operations are subject to foreign currency exchange risk.

The Company's wholly-owned subsidiary, Orchid, has operations in the United Kingdom and, accordingly the earnings and cash flows generated from Orchid's United Kingdom operation are subject to foreign currency risk.

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

The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, the Company's management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated

Index

financial statements of the Company included in this annual report, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 as stated in its report, which is included herein immediately preceding the Company’s audited financial statements.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2012 (the "2012 Proxy Statement") under the caption "Election of Directors." Information regarding executive officers is incorporated by reference to the Company’s 2012 Proxy Statement under the caption "Executive Officers."

Information concerning the Company’s Audit Committee, including the designation of audit committee financial experts and information regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated by reference to the Company’s 2012 Proxy Statement under the captions "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" respectively. Information concerning the Company's code of ethics is incorporated by reference to the Company's 2012 Proxy Statement under the caption "Corporate Governance Policies and Procedures."

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the captions "Executive Compensation” and “Director Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Note 14 to the Consolidated Financial Statements” for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference to information in the 2012 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management”  and “Equity Compensation Plan Information”.

Item 13.        CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information in the 2012 Proxy Statement under the captions “Director Independence” and “Related Party Transactions”.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the caption "Fees to Independent Registered Public Accounting Firm."

Index

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

Exhibits 10.1 through 10.30 are management contracts or compensatory plans or arrangements.

Index

2.1
Asset Purchase Agreement by and among Genzyme Corporation and Laboratory Corporation of America Holdings dated as of September 13, 2010 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 16, 2010).

3.1
Amended and Restated Certificate of Incorporation of the Company dated May 24, 2001 (incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Commission on October 19, 2001, File No. 333-71896).

3.2	Amended and Restated By-Laws of the Company dated March 25, 2008 (incorporated herein by reference to the Company's current report on Form 8-K, filed with the Commission on March 31, 2008).
4.1	Specimen of the Company's Common Stock Certificate (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.2
Indenture dated as of January 31, 2003 between the Company and Wachovia Bank, National Association, as trustee (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

4.3
Registration Rights Agreement, dated as of January 28, 2003 between the Company and the Initial Purchasers (incorporated herein by reference to the January 31, 2003 Form 8-K, filed with the Commission on February 3, 2003).

4.4
Indenture dated as of December 5, 2005, between the Company and The Bank of New York, as trustee (Senior Debt Securities) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 14, 2005).

4.5
Indenture, dated as of October 23, 2006, between the Company and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 24, 2006).

4.6
Indenture, dated as of November 19, 2010, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 19, 2010).

4.7
First Supplemental Indenture, dated as of November 19, 2010, between the Company and U.S. Bank National Association, as trustee, including the form of the 2016 Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 19, 2010).

4.8
Second Supplemental Indenture, dated as of November 19, 2010, between the Company and U.S. Bank National Association, as trustee, including the form of the 2020 Notes (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 19, 2010).

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

Index

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

10.13
Amendments to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the Commission on May 26, 2004, File No. 333-115905).

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

10.19	Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.20
First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.21
Third Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan (incorporated herein by reference to the Company's Quarterly Report for the period ended June 30, 2005).

10.22	Second Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company's Quarterly Report for the period ended June 30, 2005).

Index

10.23
Third Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.24	Consulting Agreement between Thomas P. Mac Mahon and the Company dated July 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2006).
10.25
Fourth Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.26	Laboratory Corporation of America Holdings 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 7, 2008).
10.27
Laboratory Corporation of America Holdings Amended and Restated Master Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.28
Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.29
First Amendment to the Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.30
Second Amendment to the Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.31*
$1 Billion Credit Agreement dated as of December 21, 2011, among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and Credit Suisse AG, Cayman Islands Branch as Documentation Agents, Barclays Capital as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC as Joint Lead Arrangers and Joint Book Managers, and the lenders named therein.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

		By:	/s/ DAVID P. KING
David P. King
Chairman of the Board, President
and Chief Executive Officer
Dated:	February 23, 2012

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 23, 2012 in the capacities indicated.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 23, 2012

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$159.3	$230.7
Accounts receivable, net of allowance for doubtful accounts of $197.6 and $149.2 at December 31, 2011 and 2010, respectively	699.8	655.6
Supplies inventories	110.8	103.4
Prepaid expenses and other	79.6	95.7
Deferred income taxes	35.3	58.4
Total current assets	1,084.8	1,143.8
Property, plant and equipment, net	578.3	586.9
Goodwill, net	2,681.8	2,601.3
Intangible assets, net	1,620.7	1,674.1
Joint venture partnerships and equity method investments	76.8	78.5
Other assets, net	94.2	103.2
Total assets	$6,136.6	$6,187.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257.8	$257.8
Accrued expenses and other	404.1	352.9
Noncontrolling interest	—	148.1
Short-term borrowings and current portion of long-term debt	135.5	361.7
Total current liabilities	797.4	1,120.5
Long-term debt, less current portion	2,085.5	1,826.7
Deferred income taxes and other tax liabilities	502.7	602.3
Other liabilities	227.3	151.4
Total liabilities	3,612.9	3,700.9
Commitments and contingent liabilities
Noncontrolling interest	20.2	20.6
Shareholders’ equity
Common stock, 97.8 and 102.4 shares outstanding at December 31, 2011 and 2010, respectively	11.7	12.2
Additional paid-in capital	—	53.9
Retained earnings	3,387.2	3,246.6
Less common stock held in treasury	(940.9)	(934.9)
Accumulated other comprehensive income	45.5	88.5
Total shareholders’ equity	2,503.5	2,466.3
Total liabilities and shareholders’ equity	$6,136.6	$6,187.8

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$5,542.3	$5,003.9	$4,694.7
Cost of sales	3,267.6	2,906.1	2,723.8
Gross profit	2,274.7	2,097.8	1,970.9
Selling, general and administrative expenses	1,159.6	1,034.3	958.9
Amortization of intangibles and other assets	85.8	72.7	62.6
Restructuring and other special charges	80.9	12.0	13.5
Operating income	948.4	978.8	935.9
Other income (expenses):
Interest expense	(87.5)	(70.0)	(62.9)
Equity method income, net	9.5	10.6	13.8
Investment income	1.3	1.1	1.6
Other, net	(5.6)	(4.9)	(3.8)
Earnings before income taxes	866.1	915.6	884.6
Provision for income taxes	333.0	344.0	329.0
Net earnings	533.1	571.6	555.6
Less: Net earnings attributable to the noncontrolling interest	(13.4)	(13.4)	(12.3)
Net earnings attributable to Laboratory Corporation of America Holdings	$519.7	$558.2	$543.3
Basic earnings per common share	$5.20	$5.42	$5.06
Diluted earnings per common share	$5.11	$5.29	$4.98

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2008	$12.8	$237.4	$2,384.6	$(929.8)	$(16.7)	$1,688.3
Comprehensive earnings:
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	543.3	—	—	543.3
Other comprehensive earnings:
Foreign currency translation adjustments	—	—	—	—	93.3	93.3
Interest rate swap adjustments	—	—	—	—	2.9	2.9
Net benefit plan adjustments	—	—	—	—	31.5	31.5
Tax effect of other comprehensive earnings adjustments	—	—	—	—	(49.5)	(49.5)
Comprehensive earnings						621.5
Issuance of common stock under employee stock plans	—	24.8	—	—	—	24.8
Surrender of restricted stock awards and performance shares	—	—	—	(2.7)	—	(2.7)
Conversion of zero-coupon convertible debt	0.1	11.3	—	—	—	11.4
Stock compensation	—	36.4	—	—	—	36.4
Income tax benefit from stock options exercised	—	(0.1)	—	—	—	(0.1)
Purchase of common stock	(0.4)	(273.1)	—	—	—	(273.5)
BALANCE AT DECEMBER 31, 2009	$12.5	$36.7	$2,927.9	$(932.5)	$61.5	$2,106.1
Comprehensive earnings:
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	558.2	—	—	558.2
Other comprehensive earnings:
Foreign currency translation adjustments	—	—	—	—	41.3	41.3
Interest rate swap adjustments	—	—	—	—	8.2	8.2
Net benefit plan adjustments	—	—	—	—	(8.3)	(8.3)
Tax effect of other comprehensive earnings adjustments	—	—	—	—	(14.2)	(14.2)
Comprehensive earnings						585.2
Issuance of common stock under employee stock plans	0.2	83.2	—	—	—	83.4
Surrender of restricted stock awards	—	—	—	(2.4)	—	(2.4)
Conversion of zero-coupon convertible debt	—	1.1	—	—	—	1.1
Stock compensation	—	40.0	—	—	—	40.0
Value of noncontrolling interest put	—	(17.2)	—	—	—	(17.2)
Income tax benefit adjustments related to stock options exercised	—	7.6	—	—	—	7.6
Purchase of common stock	(0.5)	(97.5)	(239.5)	—	—	(337.5)
BALANCE AT DECEMBER 31, 2010	$12.2	$53.9	$3,246.6	$(934.9)	$88.5	$2,466.3
Comprehensive earnings:
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	519.7	—	—	519.7
Other comprehensive earnings:
Foreign currency translation adjustments	—	—	—	—	(13.2)	(13.2)
Interest rate swap adjustments	—	—	—	—	2.4	2.4
Net benefit plan adjustments	—	—	—	—	(57.5)	(57.5)
Tax effect of other comprehensive earnings adjustments	—	—	—	—	25.3	25.3
Comprehensive earnings						476.7
Issuance of common stock under employee stock plans	0.1	118.4	—	—	—	118.5
Surrender of restricted stock awards	—	—	—	(6.0)	—	(6.0)
Conversion of zero-coupon convertible debt	0.1	36.1	—	—	—	36.2
Stock compensation	—	48.9	—	—	—	48.9
Purchase of noncontrolling interest	—	(3.7)	—	—	—	(3.7)
Income tax benefit from stock options exercised	—	10.5	—	—	—	10.5
Purchase of common stock	(0.7)	(264.1)	(379.1)	—	—	(643.9)
BALANCE AT DECEMBER 31, 2011	$11.7	$—	$3,387.2	$(940.9)	$45.5	$2,503.5

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$533.1	$571.6	$555.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	231.4	203.6	195.1
Stock compensation	48.9	40.0	36.4
Loss on sale of assets	7.2	4.1	2.6
Accrued interest on zero-coupon subordinated notes	3.9	5.8	8.3
Cumulative earnings less than distributions from equity method investments	1.4	6.3	2.2
Deferred income taxes	2.2	12.9	9.6
Change in assets and liabilities (net of effects of acquisitions):
(Increase) decrease in accounts receivable (net)	(37.1)	(25.3)	74.0
Increase in inventories	(6.1)	(5.8)	(4.3)
(Increase) decrease in prepaid expenses and other	9.8	(13.5)	5.9
Increase (decrease) in accounts payable	(8.7)	50.1	22.8
Increase (decrease) in accrued expenses and other	69.6	33.8	(45.8)
Net cash provided by operating activities	855.6	883.6	862.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(145.7)	(126.1)	(114.7)
Proceeds from sale of assets	3.7	4.8	0.9
Deferred payments on acquisitions	(1.0)	(4.5)	(3.3)
Acquisition of licensing technology	—	(0.4)	—
Investments in equity affiliates	—	(10.0)	(4.3)
Acquisition of businesses, net of cash acquired	(137.3)	(1,181.3)	(212.6)
Net cash used for investing activities	(280.3)	(1,317.5)	(334.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes offerings	—	925.0	—
Proceeds from revolving credit facilities	880.0	160.0	4.2
Payments on revolving credit facilities	(320.0)	(235.0)	—
Principal payments on term loan	(375.0)	(50.0)	(50.0)
Payments on zero-coupon subordinated notes	(155.1)	(11.4)	(289.4)
Payments on vendor-financed equipment	—	(1.3)	(1.5)
Decrease in bank overdraft	—	—	(5.0)
Payments on long-term debt	(0.9)	(0.1)	(0.1)
Payment of debt issuance costs	(3.6)	(9.7)	(0.1)
Proceeds from sale of interest in a consolidated subsidiary	—	137.5	—
Cash paid to acquire an interest in a consolidated subsidiary	(147.9)	(137.5)	—
Noncontrolling interest distributions	(7.4)	(12.6)	(11.3)
Excess tax benefits from stock based compensation	10.4	5.1	0.5
Net proceeds from issuance of stock to employees	118.4	83.4	24.8
Purchase of common stock	(643.9)	(338.1)	(273.0)
Net cash provided by (used for) financing activities	(645.0)	515.3	(600.9)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.8	1.3
Net increase (decrease) in cash and cash equivalents	(71.4)	82.2	(71.2)
Cash and cash equivalents at beginning of period	230.7	148.5	219.7
Cash and cash equivalents at end of period	$159.3	$230.7	$148.5

The accompanying notes are an integral part of these consolidated financial statements.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

Laboratory Corporation of America Holdings with its subsidiaries (the “Company”) is the second largest independent clinical laboratory company in the United States based on 2011 net revenues.  Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche operations based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

Since its founding in 1971, the Company has grown into a network of 54 primary laboratories and over 1,700 patient service centers along with a network of branches and STAT laboratories. With over 31,000 employees, the Company processes tests on more than 450,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico, Belgium, Japan, the United Kingdom, China, Singapore and three provinces in Canada. The Company operates within one reportable segment based on the way the Company manages its business.

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

Revenue Recognition:

Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs.  Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2011, 2010 and 2009, approximately 19.0%, 19.4% and 19.1%, respectively, of the Company's revenues were derived directly from the Medicare and Medicaid programs. The Company has capitated agreements with certain managed care customers and recognizes related revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. In 2011, 2010 and 2009, approximately 2.9%, 3.1% and 3.6%, respectively, of the Company's revenues were derived from such capitated agreements.

In connection with revenue arrangements with multiple deliverables, revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the allowances for doubtful accounts, deferred tax assets, fair values and amortization lives for intangible assets and accruals for self-insurance reserves and pensions. The allowance for doubtful accounts is determined based on historical collections trends, the aging of accounts, current economic conditions and regulatory changes. Actual results could differ from those estimates.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., were approximately $63.1 at December 31, 2011. Cash equivalents at December 31, 2011, totaled $48.5, which includes amounts invested in money market funds, time deposits, municipal, treasury and government funds.

Substantially all of the Company’s accounts receivable are with companies in the health care industry and individuals. However, concentrations of credit risk are limited due to the number of the Company’s clients as well as their dispersion across many different geographic regions.

Accounts receivable balances (gross) from Medicare and Medicaid were $138.3 and $125.0 at December 31, 2011 and 2010, respectively.

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

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	2011			2010			2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share	$519.7	100.0	$5.20	$558.2	103.0	$5.42	$543.3	107.4	$5.06
Stock options	—	0.9		—	0.6		—	0.5
Restricted stock awards and other	—	0.3		—	0.3		—	0.2
Effect of convertible debt, net of tax	—	0.6		—	1.5		—	1.0
Diluted earnings per share	$519.7	101.8	$5.11	$558.2	105.4	$5.29	$543.3	109.1	$4.98

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,
	2011	2010	2009
Stock options	1.3	2.7	4.6

Stock Compensation Plans:

The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock awards and performance shares is determined based on the number of shares granted and the quoted price of the Company’s common stock on grant date. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of equity awards that will ultimately vest requires judgment and the Company considers many factors when estimating expected forfeitures, including

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

types of awards, employee class, and historical experience. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. Actual results and future estimates may differ substantially from the Company’s current estimates.

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

Capitalized Software Costs:

The Company capitalizes purchased software which is ready for service and capitalizes software development costs incurred on significant projects starting from the time that the preliminary project stage is completed and the Company commits to funding a project until the project is substantially complete and the software is ready for its intended use. Capitalized costs include direct material and service costs and payroll and payroll-related costs. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system, generally five years.

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

The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

instances of impairment as of December 31, 2011.

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

Derivative Financial Instruments:

Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. The Company’s zero-coupon subordinated notes contain two features that are considered to be embedded derivative instruments under authoritative guidance in connection with accounting for derivative instruments and hedging activities. The Company believes these embedded derivatives had no fair value at December 31, 2011 and 2010.

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

Research and Development:

The Company expenses research and development costs as incurred.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

New Accounting Pronouncements:

In September 2011, the FASB issued authoritative guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In July 2011, the FASB issued authoritative guidance on the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain health care entities. This literature was issued to provide greater transparency about a health care entity's net patient service revenue and the related allowance for doubtful accounts. Specifically, this literature requires the provision for bad debts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue for health care entities that provide services regardless of a patient's ability to pay. The guidance also requires enhanced disclosures of significant changes in estimates in the provision for bad debts relating to patient services when an entity recognizes revenue regardless of a patient's ability to pay. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company does not believe the adoption of the authoritative guidance in the first quarter of 2012 will have an impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. Specifically, this literature allows an entity to present components of net earnings and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The authoritative guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders' equity. While the authoritative guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net earnings or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the authoritative guidance in the first quarter of fiscal 2012 will have an impact on its consolidated financial position, results of operations or cash flows.

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

2.   BUSINESS ACQUISITIONS

During the twelve months ended December 31, 2011, the Company acquired various laboratories and related assets for approximately $137.3 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.

In April 2011, the Company and Orchid Cellmark Inc. (“Orchid”) announced that they had entered into a definitive agreement and plan of merger under which the Company would acquire all of the outstanding shares of Orchid in a cash tender offer for $2.80 per share for a total purchase price to stockholders and optionholders of approximately $85.4. The tender offer and the merger were subject to customary closing conditions set forth in the agreement and plan of merger, including the acquisition in the tender offer of a majority of Orchid's fully diluted shares and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). The Company received lawsuits filed by putative classes of shareholders of Orchid in New Jersey and Delaware state courts and federal court in New Jersey alleging breaches of fiduciary duty and/or other violations of state law arising out of the proposed acquisition of Orchid. Both Orchid and the Company are named in the lawsuits. The federal court lawsuit was subsequently dismissed and the New Jersey state court actions have been stayed. The remaining Delaware lawsuits have been consolidated and will be vigorously defended.

On December 8, 2011, the Company announced that it had reached an agreement with the U.S. Federal Trade Commission allowing the Company to complete its acquisition of Orchid. Under the terms of the proposed consent decree that was accepted by the FTC for public comment, the Company is required to divest certain assets of Orchid's U.S. government paternity business

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

following closing of the acquisition. On December 16, 2011, the Company sold those assets to DNA Diagnostics Center, a privately held provider of DNA paternity testing. The Company completed its acquisition of Orchid on December 15, 2011. It has recorded a $2.8 non-deductible loss on the divestiture of Orchid's U.S. government paternity business in Other Income and Expense in the accompanying Consolidated Statements of Operations.

The Orchid purchase consideration has been allocated to the estimated fair market value of the net assets acquired, including approximately $28.8 in identifiable intangible assets (primarily non-tax deductible customer relationships, trade names and trademarks) with weighted-average useful lives of approximately 12 years; $9.1 in deferred tax liabilities (relating to identifiable intangible assets); net operating loss tax assets of approximately $20.2, which are expected to be realized over a period of 20 years; and a residual amount of non-tax deductible goodwill of approximately $27.2. The purchase price allocation for this acquisition is preliminary and subject to adjustment based on changes in the fair value of working capital and other assets and liabilities on the effective acquisition date and final valuation of intangible assets.

The partnership units of the holders of the noncontrolling interest in the Ontario, Canada (“Ontario”) joint venture were acquired by the Company on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity as the joint venture's partnership agreement enabled one of the holders of the noncontrolling interest to put its remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by that holder in 2010, and subject to adjustment based on market value formulas contained in the agreement. Upon the completion of these two transactions, the Company's financial ownership percentage in the joint venture partnership remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario joint venture was amended and restated with substantially the same terms as the previous agreement.

On October 14, 2011, the Company issued notice to a noncontrolling interest holder in the Ontario joint venture of its intent to purchase the holder's partnership units in accordance with the terms of the joint venture's partnership agreement. On November 28, 2011, this purchase was completed for a total purchase price of $147.9 (CN$ 151.7) as outlined in the partnership agreement (CN$147.8 plus certain adjustments relating to cash distribution hold backs made to finance recent business acquisitions and capital expenditures). The purchase of these additional partnership units brings the Company's percentage interest owned to 98.2%.

Net sales of the Ontario joint venture were $309.4 (CN$306.0), $280.0 (CN$288.5) and $247.5 (CN$281.3) for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

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

On October 28, 2010, in conjunction with the acquisition of Genzyme Genetics, the Company entered into a $925.0 bridge term loan credit agreement. The Company replaced and terminated the bridge term loan credit agreement in November 2010 by making an offering in the debt capital markets. On November 19, 2010, the Company sold $925.0 in debt securities, consisting of $325.0 aggregate principal amount of 3.125% Senior Notes due May 15, 2016 and $600.0 aggregate principal amount of 4.625% Senior Notes due November 15, 2020. As of December 31, 2010 the Company incurred $7.0 of financing commitment fees, which was included in interest expense for the year ended December 31, 2010.

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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

important market areas and/or enhance the Company’s scientific differentiation and esoteric testing capabilities.

During the year ended December 31, 2009, the Company acquired various laboratories and related assets for approximately $212.6 in cash (net of cash acquired). The acquisition activity primarily included the acquisition of Monogram Biosciences, Inc. (“Monogram”) effective August 3, 2009 for approximately $160.0 in cash (net of cash acquired). The Monogram acquisition was made to enhance the Company’s scientific differentiation and esoteric testing capabilities and advance the Company’s personalized medicine strategy.

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

Monogram has an active research and development department, which is primarily focused on the development of oncology and infectious disease technology. As a result of this acquisition, the Company incurred approximately $8.5, $12.1 and $5.2 of research and development expenses (included in selling, general and administrative expenses) for the years ended December 31, 2011, 2010 and 2009, respectively.

In connection with the Monogram acquisition, the Company incurred approximately $2.7 in transaction fees and expenses (included in selling, general and administrative expenses) for the year ended December 31, 2009.

3. RESTRUCTURING AND OTHER SPECIAL CHARGES

During 2011, the Company recorded net restructuring charges of $44.6. Of this amount, $27.4 related to severance and other personnel costs, and $22.0 primarily related to facility-related costs associated with the ongoing integration of certain acquisitions including Genzyme Genetics and Westcliff. These charges were offset by restructuring credits of $4.8 resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded fixed assets impairment charges of $18.9 primarily related to equipment, computer systems and leasehold improvements in closed facilities. The Company also recorded special charges of $14.8 related to the write-off of certain assets and liabilities related to an investment made in prior years, along with a $2.6 write-off of an uncollectible receivable from a past installment sale of one of the Company's lab operations.

During 2010, the Company recorded net restructuring charges of $5.8 primarily related to the closing of redundant and underutilized facilities. Of this amount, $8.0 related to severance and other employee costs for employees primarily in the affected facilities, and $3.1 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior restructuring accruals by $5.3, comprised of $4.7 of previously recorded facility costs and $0.6 of employee severance benefits as a result of changes in cost estimates on the restructuring initiatives. In addition, the Company recorded a special charge of $6.2 related to the write-off of development costs incurred on systems abandoned during the year.

During 2009, the Company recorded net restructuring charges of $13.5 primarily related to work force reductions and the closing of redundant and underutilized facilities. Of this amount, $10.5 related to severance and other employee costs for employees primarily in the affected facilities, and $12.5 related to contractual obligations associated with leased facilities and other facility related costs. The Company also reduced its prior restructuring accruals by $9.5, comprised of $7.3 of previously recorded facility costs and $2.2 of employee severance benefits as a result of incurring less cost than planned on those restructuring initiatives primarily resulting from favorable settlements on lease buy-outs and severance payments that were not required to achieve the planned reduction in work force.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

4. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2010	$4.9	$12.9	$17.8
Restructuring charges	27.4	22.0	49.4
Reduction of prior restructuring accruals	(2.3)	(2.5)	(4.8)
Cash payments and other adjustments	(21.6)	(9.8)	(31.4)
Balance as of December 31, 2011	$8.4	$22.6	$31.0
Current			$16.0
Non-current			15.0
			$31.0

5.   JOINT VENTURE PARTNERSHIPS AND EQUITY METHOD INVESTMENTS

At December 31, 2011 the Company had investments in the following unconsolidated joint venture partnerships and equity method investments:

Locations	Net Investment	Percentage Interest Owned
Joint Venture Partnerships:
Milwaukee, Wisconsin	$14.5	50.00%
Alberta, Canada	60.3	43.37%
Equity Method Investments:
Charlotte, North Carolina	2.0	50.00%

The joint venture agreements that govern the conduct of business of these partnerships mandates unanimous agreement between partners on all major business decisions as well as providing other participating rights to each partner. The equity method investments represent the Company’s purchase of shares in clinical diagnostic companies. The investments are accounted for under the equity method of accounting as the Company does not have control of these investments. The Company has no material obligations or guarantees to, or in support of, these unconsolidated investments and their operations.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Condensed unconsolidated financial information for joint venture partnerships and equity method investments is shown in the following table.

As of December 31:	2011	2010
Current assets	$39.5	$61.9
Other assets	39.1	48.4
Total assets	78.6	110.3
Current liabilities	19.6	55.6
Other liabilities	1.8	17.9
Total liabilities	21.4	73.5
Partners' equity	57.2	36.8
Total liabilities and partners’ equity	$78.6	$110.3

For the period January 1 - December 31:	2011	2010	2009
Net sales	$247.4	$255.5	$212.4
Gross profit	73.1	73.9	69.6
Net earnings	28.0	20.0	33.3

The Company’s recorded investment in the Alberta joint venture partnership at December 31, 2011 includes $47.6 of value assigned to the partnership’s Canadian licenses (with an indefinite life and deductible for tax) to conduct diagnostic testing services in the province.

6.  ACCOUNTS RECEIVABLE, NET

	December 31, 2011	December 31, 2010
Gross accounts receivable	$897.4	$804.8
Less allowance for doubtful accounts	(197.6)	(149.2)
	$699.8	$655.6

The provision for doubtful accounts was $255.1, $241.5 and $248.9 in 2011, 2010 and 2009 respectively.

7.   PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2011	December 31, 2010
Land	$24.8	$25.8
Buildings and building improvements	121.8	125.4
Machinery and equipment	616.9	615.7
Software	327.1	299.2
Leasehold improvements	182.5	171.6
Furniture and fixtures	53.5	51.2
Construction in progress	115.5	95.6
Equipment under capital leases	1.5	3.5
	1,443.6	1,388.0
Less accumulated depreciation and amortization of capital lease assets	(865.3)	(801.1)
	$578.3	$586.9

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Depreciation expense and amortization of capital lease assets was $141.5, $129.1 and $130.7 for 2011, 2010 and 2009, respectively, including software depreciation of $34.0, $32.0, and $34.8 for 2011, 2010 and 2009, respectively.

8.  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill (net of accumulated amortization) for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance as of January 1	$2,601.3	$1,897.1
Goodwill acquired during the year	86.2	704.4
Adjustments to goodwill	(5.7)	(0.2)
Goodwill, net	$2,681.8	$2,601.3

The components of identifiable intangible assets are as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,187.5	$(426.8)	$1,146.0	$(370.0)
Patents, licenses and technology	144.9	(88.3)	144.7	(75.7)
Non-compete agreements	28.1	(14.8)	26.6	(9.4)
Trade names	129.2	(61.3)	123.3	(50.3)
Canadian licenses	722.2	—	738.9	—
	$2,211.9	$(591.2)	$2,179.5	$(505.4)

A summary of amortizable intangible assets acquired during 2011, and their respective weighted average amortization periods are as follows:

	Amount	Weighted Average Amortization Period
Customer relationships	$41.6	13.9
Patents, licenses and technology	—	—
Non-compete agreements	1.7	5.0
Trade names	6.0	9.8
	$49.3	13.4

Amortization of intangible assets was $85.8, $72.7 and $62.6 in 2011, 2010 and 2009, respectively.  Amortization expense of intangible assets is estimated to be $83.9 in fiscal 2012, $78.3 in fiscal 2013, $75.5 in fiscal 2014, $72.0 in fiscal 2015, $66.8 in fiscal 2016, and $478.2 thereafter.

The Company paid $0.0, $0.4 and $0.0 in 2011, 2010 and 2009 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. These amounts are being amortized over the life of the licensing agreements.

As of December 31, 2011, the Ontario operation has $722.2 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

9.  ACCRUED EXPENSES AND OTHER

	December 31, 2011	December 31, 2010
Employee compensation and benefits	$207.5	$188.0
Self-insurance reserves	72.9	70.8
Accrued taxes payable	35.8	13.8
Royalty and license fees payable	14.3	12.6
Restructuring reserves	16.0	11.4
Acquisition related reserves	3.3	18.4
Interest payable	13.3	13.0
Other	41.0	24.9
	$404.1	$352.9

10.  OTHER LIABILITIES

	December 31, 2011	December 31, 2010
Post-retirement benefit obligation	$52.7	$42.0
Defined benefit plan obligation	102.7	52.8
Restructuring reserves	15.0	6.4
Self-insurance reserves	12.1	12.1
Interest rate swap liability	—	2.4
Acquisition related reserves	0.6	0.6
Deferred revenue	5.9	7.2
Other	38.3	27.9
	$227.3	$151.4

11.  DEBT

Short-term borrowings and current portion of long-term debt at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Zero-coupon convertible subordinated notes	$135.5	$286.7
Term loan, current	—	75.0
Total short-term borrowings and current portion of long-term debt	$135.5	$361.7

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Long-term debt at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Revolving credit facility	$560.0	$—
Senior notes due 2013	350.5	350.9
Senior notes due 2015	250.0	250.0
Senior notes due 2016	325.0	325.0
Senior notes due 2020	600.0	600.0
Term loan, non-current	—	300.0
Other long-term debt	—	0.8
Total long-term debt	$2,085.5	$1,826.7

Credit Facilities

On December 21, 2011, the Company entered into a Credit Agreement ("the "Credit Agreement") providing for a five-year$1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. As part of the new revolving credit facility, the Company repaid all of the outstanding principal balances of $318.8 on its existing term loan facility and $235.0 on its existing revolving credit facility. In conjunction with the repayment and cancellation of its old credit facility, the Company recorded approximately $1.0 of remaining unamortized debt costs as interest expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2011. The balances outstanding on the Company's Revolving Credit Facility at December 31, 2011 and December 31, 2010 were $560.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Rating Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at December 31, 2011.

As of December 31, 2011, the effective interest rate on the Revolving Credit Facility was 1.26%.

The interest rate swap agreement to hedge variable interest rate risk on the Company's variable interest rate term loan expired on March 31, 2011. On a quarterly basis under the swap, the Company paid a fixed rate of interest (2.92%) and received a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap was designated as a cash flow hedge. Accordingly, the Company recognized the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value were recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement was the estimated amount that the Company would have paid or received to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $2.4 at December 31, 2010 and was included in other liabilities in the Company's Consolidated Balance Sheets.

Zero-Coupon Convertible Subordinated Notes

The Company had $164.1 and $354.6 aggregate principal amount at maturity of zero-coupon convertible subordinated notes (the “notes”) due 2021 outstanding at December 31, 2011 and 2010, respectively. The notes, which are subordinate to the Company’s bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 13.4108 shares of the Company’s common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

1)	If the sales price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

days ending on the last trading day of the preceding quarter reaches specified thresholds (beginning at 120% and declining 0.1282% per quarter until it reaches approximately 110% for the quarter beginning July 1, 2021 of the accreted conversion price per share of common stock on the last day of the preceding quarter). The accreted conversion price per share will equal the issue price of a note plus the accrued original issue discount and any accrued contingent additional principal, divided by the number of shares of common stock issuable upon conversion of a note on that day. The conversion trigger price for the fourth quarter of 2011 was $70.35.

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

During 2011, the Company settled notices to convert $190.6 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $248.9. The total cash used for these settlements was $155.1 and the Company also issued 1.0 additional shares of common stock. As a result of these conversions, the Company also reversed approximately $36.2 of deferred tax liability to reflect the tax benefit realized upon issuance of the shares.

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

On January 3, 2012, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning January 1, 2012, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, March 30, 2012. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

Senior Notes

On October 28, 2010, in conjunction with the acquisition of Genzyme Genetics, the Company entered into a $925.0 Bridge Term Loan Credit Agreement, among the Company, the lenders named therein and Citibank, N.A., as administrative agent (the “Bridge Facility”). The Company replaced and terminated the Bridge Facility in November 2010 by making an offering in the debt capital markets. On November 19, 2010, the Company sold $925.0 in debt securities, consisting of $325.0 aggregate principal amount of 3.125% Senior Notes due May 15, 2016 and $600.0 aggregate principal amount of 4.625% Senior Notes due November 15, 2020. Beginning on May 15, 2011, interest on the Senior Notes due 2016 and 2020 is payable semi-annually on May 15, and November 15,. On December 1, 2010, the acquisition of Genzyme Genetics was funded by the net proceeds from the issuance of these Notes ($915.4) and with cash on hand.

The Senior Notes due January 31, 2013 bear interest at the rate of 5.5% per annum from February 1, 2003, payable semi-annually on February 1 and August 1. The Senior Notes due 2015 bear interest at the rate of 5.625% per annum from December 14,

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

2005, payable semi-annually on June 15 and December 15.

12. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. Common shares issued and outstanding are summarized in the following table:

	2011	2010
Issued	120.0	124.5
In treasury	(22.2)	(22.1)
Outstanding	97.8	102.4

The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of December 31, 2011 and 2010.

The changes in common shares issued and held in treasury are summarized below:

Common shares issued
	2011	2010	2009
Common stock issued at January 1	124.5	127.4	130.3
Common stock issued under employee stock plans	1.9	1.6	0.6
Common stock issued upon conversion of zero-coupon subordinated notes	1.0	—	0.4
Retirement of common stock	(7.4)	(4.5)	(3.9)
Common stock issued at December 31	120.0	124.5	127.4

Common shares held in treasury
	2011	2010	2009
Common shares held in treasury at January 1	22.1	22.1	22.1
Surrender of restricted stock and performance share awards	0.1	—	—
Common shares held in treasury at December 31	22.2	22.1	22.1

Share Repurchase Program

During fiscal 2011, the Company purchased 7.4 shares of its common stock at a total cost of $643.9. As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Interest Rate Swap Adjustments	Accumulated Other Comprehensive Earnings
Balance at December 31, 2008	$68.6	$(77.1)	$(8.2)	$(16.7)
Current year adjustments	93.3	31.5	2.9	127.7
Tax effect of adjustments	(36.1)	(12.2)	(1.2)	(49.5)
Balance at December 31, 2009	125.8	(57.8)	(6.5)	61.5
Current year adjustments	41.3	(8.3)	8.2	41.2
Tax effect of adjustments	(14.3)	3.2	(3.1)	(14.2)
Balance at December 31, 2010	152.8	(62.9)	(1.4)	88.5
Current year adjustments	(13.2)	(57.5)	2.4	(68.3)
Tax effect of adjustments	3.9	22.4	(1.0)	25.3
Balance at December 31, 2011	$143.5	$(98.0)	$—	$45.5

13.  INCOME TAXES

The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income	2011	2010	2009
Domestic	$834.0	$876.1	$848.0
Foreign	32.1	39.5	36.6
Total pre-tax income	$866.1	$915.6	$884.6

The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$269.7	$269.9	$266.2
State	54.3	50.4	41.0
Foreign	6.8	10.8	12.2
	$330.8	$331.1	$319.4
Deferred:
Federal	$5.0	$12.2	$25.3
State	(4.4)	(0.5)	(15.5)
Foreign	1.6	1.2	(0.2)
	2.2	12.9	9.6
	$333.0	$344.0	$329.0

A portion of the tax benefit associated with option exercises from stock plans reducing taxes currently payable are recorded through additional paid-in capital. The benefits recorded through additional paid-in capital are approximately $11.0, $7.8 and $1.1 in 2011, 2010 and 2009, respectively.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The effective tax rates on earnings before income taxes are reconciled to statutory federal income tax rates as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory federal rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	3.7	3.5	1.9
Other	(0.3)	(0.9)	0.3
Effective rate	38.4%	37.6%	37.2%

The effective tax rate for 2011 was negatively impacted by a decrease in unrecognized income tax benefits compared to 2010, the divestiture of certain Orchid paternity contracts, and foreign losses not tax effected. The effective tax rate for 2010 was favorably impacted by a benefit relating to the net decrease in unrecognized income tax benefits. In 2009, the Company recorded favorable adjustments of $21.5 to its tax provision relating to the resolution of certain state tax issues under audit, as well as the realization of foreign tax credits.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Accounts receivable	$27.1	$2.6
Employee compensation and benefits	123.9	96.3
Self insurance reserves	20.7	27.1
Postretirement benefit obligation	20.5	16.3
Acquisition and restructuring reserves	18.8	10.2
Tax loss carryforwards	68.5	50.1
	279.5	202.6
Less: valuation allowance	(14.4)	(11.4)
Net deferred tax assets	$265.1	$191.2

Deferred tax liabilities:
Deferred earnings	$(25.3)	$(18.0)
Intangible assets	(373.7)	(343.8)
Property, plant and equipment	(71.5)	(63.3)
Zero-coupon subordinated notes	(105.5)	(145.2)
Currency translation adjustment	(90.1)	(94.3)
Other	(3.6)	(5.1)
Total gross deferred tax liabilities	$(669.7)	$(669.7)
Net deferred tax liabilities	$(404.6)	$(478.5)

The Company has state tax loss carryovers of approximately $0.3, which expire in 2011 through 2024. The state tax loss carryovers have a full valuation allowance. The Company has foreign tax loss carryovers of $10.8 with a full valuation allowance. Most of the foreign losses have an indefinite carryover. In addition, the Company has federal tax loss carryovers of approximately $57.4 expiring periodically through 2030. The utilization of the tax loss carryovers is limited due to change of ownership rules. However, at this time the Company expects to fully utilize substantially all federal tax loss carryovers.

The gross unrecognized income tax benefits were $52.7 and $53.6 at December 31, 2011 and 2010, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.8 and $12.2 as of December 31, 2011 and 2010, respectively. During the years ended December 31, 2011, 2010 and 2009, the Company recognized $3.5, $4.5 and $5.4, respectively, in interest and penalties expense, which was offset by a benefit of $4.9, $5.4 and $4.9, respectively.

The following table shows a reconciliation of the unrecognized income tax benefits from uncertain tax positions for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance as of January 1	53.6	59.0	72.5
Increase in reserve for tax positions taken in the current year	8.6	9.1	10.9
Increase (decrease) in reserve for tax positions taken in a prior period	—	(0.6)	(4.2)
Decrease in reserve as a result of settlements reached with tax authorities	(0.2)	(1.3)	(15.7)
Decrease in reserve as a result of lapses in the statute of limitations	(9.3)	(12.6)	(4.5)
Balance as of December 31	52.7	53.6	59.0

As of December 31, 2011 and 2010, $53.3 and $54.6, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company has substantially concluded all U.S. federal income tax matters for years through 2007.  Substantially all material state and local, and foreign income tax matters have been concluded through 2006 and 2001, respectively.

The Company has various state income tax examinations ongoing throughout the year. Canada Revenue Agency is conducting an audit of the 2009 and 2010 Canadian income tax return. The Company believes adequate provisions have been recorded related to all open tax years.

The Company provided for taxes on substantially all undistributed earnings of foreign subsidiaries.

14.  STOCK COMPENSATION PLANS

Stock Incentive Plans

There are currently 23.8 shares authorized for issuance under the 2008 Stock Incentive Plan and the 2000 Stock Incentive Plan. Each of these plans was approved by shareholders. At December 31, 2011, there were 1.7 additional shares available for grant under the Company’s stock option plans.

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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Changes in options outstanding under the plans for the periods indicated were as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6.6	$67.84
Granted	1.5	90.86
Exercised	(1.6)	65.67
Cancelled	(0.2)	77.06
Outstanding at December 31, 2011	6.3	$73.66	7.2	$84.9
Vested and expected to vest at December 31, 2011	6.2	$73.52	7.2	$84.5
Exercisable at December 31, 2011	3.2	$69.44	6.0	$53.1

   The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Cash received by the Company	$106.1	$73.7	$14.3
Tax benefits realized	$17.8	$13.2	$2.7
Aggregate intrinsic value	$45.5	$33.4	$7.0

The following table summarizes information concerning currently outstanding and exercisable options.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average		Number Exercisable	Weighted Average Exercise Price
		Remaining Contractual Life	Average Exercise Price
$ 6.80 - 59.37	0.5	3.3	$50.89	0.5	$50.89
$59.38 - 67.60	1.2	7.1	$60.24	0.6	$60.17
$67.61 - 75.63	2.4	7.4	$72.44	1.4	$74.10
$75.64 - 98.49	2.2	7.8	$87.17	0.7	$80.29
	6.3	7.2	$73.66	3.2	$69.44

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates:

	2011	2010	2009
Fair value per option	$17.06	$14.12	$10.85
Valuation assumptions
Weighted average expected life (in years)	3.4	3.1	3.0
Risk free interest rate	1.0%	1.5%	1.1%
Expected volatility	0.2	0.3	0.2
Expected dividend yield	—	—	—

The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company uses historical data to calculate the expected life of the option. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2011, 2010 and 2009, expense related to the Company’s stock option plan totaled $24.9, $20.7 and $18.7, respectively.

Restricted Stock and Performance Shares

The Company grants restricted stock and performance shares (“nonvested shares”) to officers, key employees, and non-employee directors under all plans. Restricted stock becomes vested annually in equal one third increments beginning on the first anniversary of the grant. A performance share grant in 2009 represents a three year award opportunity for the period 2009-2011 and becomes vested in the first quarter of 2012. A performance share grant in 2010 represents a three year award opportunity for the period of 2010-2012 and becomes vested in the first quarter of 2013. A performance share grant in 2011 represents a three year award opportunity for the period of 2011-2013 and becomes vested in the first quarter of 2014. Performance share awards are subject to certain earnings per share and revenue targets, the achievement of which may increase or decrease the number of shares which the grantee receives upon vesting. The unearned restricted stock and performance share compensation is being amortized to expense over the applicable vesting periods. For 2011, 2010 and 2009, total restricted stock and performance share compensation expense was $21.3, $16.1 and $13.6, respectively.

The following table shows a summary of nonvested shares for the year ended December 31, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2011	0.6	$68.26
Granted	0.2	90.84
Vested	(0.2)	73.02
Nonvested at December 31, 2011	0.6	74.39

As of December 31, 2011, there was $19.6 of total unrecognized compensation cost related to nonvested restricted stock and performance share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan, begun in 1997 and amended in 1999, 2004 and 2008, with 4.5 shares of common stock authorized for issuance. The plan permits substantially all employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 0.2 shares were purchased by eligible employees in 2011, 2010 and 2009, respectively. For 2011, 2010 and 2009, expense related to the Company’s employee stock purchase plan was $2.7, $2.0 and $3.2, respectively.

The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	2011	2010	2009
Fair value of the employee’s purchase right	$15.58	$15.39	$14.28
Valuation assumptions
Risk free interest rate	0.1%	0.2%	0.2%
Expected volatility	0.2	0.2	0.2
Expected dividend yield	—	—	—

15.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in a number of judicial, regulatory, and arbitration proceedings (including those described below) concerning matters arising in connection with the conduct of the Company's business activities. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.
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

The Company is unable to estimate a range of reasonably possible loss for cases described below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these cases, however, the Company does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company's financial condition, though the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

A subsidiary of the Company, DIANON Systems, Inc. (“DIANON”), is the appellant in a wrongful termination lawsuit originally filed by G. Berry Schumann in Superior Court in the State of Connecticut. After a jury trial, the state court entered judgment against DIANON, with total damages, attorney's fees, and pre-judgment interest payable by DIANON, of approximately 10.0, plus post-judgment interest that continues to accrue since the entry of judgment. DIANON has disputed liability and has contested the case vigorously on appeal. DIANON filed a notice of appeal in December 2009, and the case was transferred to the Connecticut Supreme Court. The Court heard oral argument on May 18, 2011 and the parties await the Court's decision on DIANON's appeal.

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., to avoid the uncertainty and costs associated with prolonged litigation. The original lawsuit was brought against the Company and several other major laboratories operating in California and alleged that the defendants improperly billed the state Medicaid program and, therefore, violated the California False Claims Act. The complaint against the Company sought a refund of alleged overpayments made to the Company from November 7, 1995 through November 2009, plus simple interest of 7% per year, calculated as of the filing date to total $97.5. In addition, the suit sought continuing damages past November 2009, plus treble damages, civil penalties of $0.01 per each alleged false claim, recovery of costs, attorney's fees, and legal expenses, and pre- and post-judgment interest. Pursuant to the executed settlement agreement,

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

the Company recorded a litigation settlement expense of $34.5 (net of a previously recorded reserve of $15.0) in the second quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from November 1, 2011 through October 31, 2012. The Medi-Cal discount is not expected to have a material impact on the Company's consolidated revenues or results of operations.

As previously reported, the Company responded to an October 2007 subpoena from the United States Office Department of Health & Human Services of Inspector General's regional office in New York. On August 17, 2011, the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The United States government has not intervened in the lawsuit. The Company will vigorously defend the lawsuit.
In addition, the Company has received three other subpoenas since 2007 related to Medicaid billing. In June 2010, the Company received a subpoena from the State of Florida Office of the Attorney General requesting documents related to its billing to Florida Medicaid. In February 2009, the Company received a subpoena from the Commonwealth of Virginia Office of the Attorney General seeking documents related to the Company's billing for state Medicaid. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. The Company also responded to a September 2009 subpoena from the United States Department of Health & Human Services Office of Inspector General's regional office in Massachusetts regarding certain of its billing practices. The Company is cooperating with these requests.

In April 2011, the Company and Orchid Cellmark Inc. ("Orchid") announced that they had entered into a definitive agreement and plan of merger under which the Company would acquire all of the outstanding shares of Orchid in a cash tender offer. The Company received a request for additional information (commonly referred to as a "Second Request") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act) from the Federal Trade Commission ("FTC") in connection with the proposed merger with Orchid. On December 8, 2011, the Company announced that it had reached an agreement with the FTC that allowed the Company to complete its acquisition of Orchid which closed on December 15, 2011. Under the terms of the proposed consent decree that was accepted by the FTC for public comment, the Company is required to divest certain assets of Orchid's U.S. government paternity business. On December 16, 2011, the Company sold those assets to DNA Diagnostics Center (DDC), a privately held provider of DNA paternity testing. Subsequent to the closing of the Orchid transaction, the Company has received three notices of demand for appraisal rights for shares.

On April 11, 2011, a putative class action lawsuit, Ballard v. Orchid Cellmark, Inc., et al., was filed in the Superior Court of New Jersey Chancery Division, Mercer County against Orchid, individual members of Orchid's Board of Directors, the Company, and one of the Company's wholly-owned subsidiaries. This action challenged the Orchid acquisition on grounds of alleged breaches of fiduciary duty and/or other violations of state law. Two similar putative class action lawsuits, Kletzel v. Orchid Cellmark, Inc., et al. and Greenberg v. Orchid Cellmark Inc., et al., were subsequently filed in the same court. On August 15, 2011, all three actions were voluntarily dismissed.
On May 2, 2011, a putative class action lawsuit, Tsatsis v. Orchid Cellmark, Inc., et al. was filed in the United States District Court for the District of New Jersey against Orchid, individual members of Orchid's Board of Directors, the Company, and a subsidiary of the Company. This federal court action challenged the Orchid acquisition on grounds of alleged breaches of fiduciary duty and violations of the federal securities laws. On May 12, 2011, the plaintiff filed a motion for preliminary injunction seeking to enjoin the transaction. On May 13, 2011, the Court denied the plaintiff's request for an expedited hearing. On June 27, 2011, the action was voluntarily dismissed.
Three similar shareholder class actions, Silverberg v. Bologna, et al., Nannetti v. Bologna, and Locke v. Orchid Cellmark, Inc., et al., were filed in the Court of Chancery of the State of Delaware and subsequently consolidated into one action, In re Orchid Cellmark Shareholder Litig. On May 4, 2011, the plaintiffs in the consolidated action filed a motion for preliminary injunction seeking to enjoin the transaction. On May 12, 2011, the Court of Chancery denied the motion for preliminary injunction, and plaintiffs' motion for an expedited appeal was subsequently denied on May 16, 2011. Since that time, there has been no substantive activity in the Delaware litigation.
In October 2011, a putative stockholder of the Company made a letter demand through his counsel for inspection of documents related to policies and procedures concerning the Company's Board of Directors' oversight and monitoring of the Company's billing and claim submission process. The letter also seeks documents prepared for or by the Board regarding allegations from

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

the California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., lawsuit and documents reviewed and relied upon by the Board in connection with the settlement of that lawsuit. The Company is responding to the request pursuant to Delaware law.

On November 18, 2011, the Company received a letter from United States Senators Baucus and Grassley requesting information regarding the Company's relationships with its largest managed care customers. The letter requests information about the Company's contracts and financial data regarding its managed care customers. The Company is cooperating with the request.

The Company is a defendant in two putative class actions related to overtime pay. In September 2011, a putative class action, Peggy Bryant v. Laboratory Corporation of America Holdings, was filed against the Company in the United States District Court for the Southern District of West Virginia, alleging on behalf of employees similarly situated that the Company violated the Federal Fair Labor Standards Act and applicable state wage laws by failing to pay overtime. The complaint seeks monetary damages, liquidated damages equal to the alleged amount owed, costs, injunctive relief, and attorney's fees. In December 2011, a putative class action, Debra Rivera v. Laboratory Corporation of America Holdings, was filed against the Company in the United States District Court for the Middle District of Florida alleging on behalf of employees similarly situated that the Company violated the Federal Fair Labor Standards Act by failing to pay overtime. The complaint seeks monetary damages, liquidated damages equal to the alleged amount owed, costs, and attorney's fees. The Company intends to vigorously contest both cases.

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

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 2011, the Company had provided letters of credit aggregating approximately $37.4, primarily in connection with certain insurance programs. The Company’s availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The Company leases various facilities and equipment under non-cancelable lease arrangements.  Future minimum rental commitments for leases with non-cancelable terms of one year or more at December 31, 2011 are as follows:

Operating
2012	$161.4
2013	134.5
2014	102.7
2015	63.3
2016	42.9
Thereafter	97.9
Total minimum lease payments	602.7
Less:
Amounts included in restructuring and acquisition related accruals	(12.7)
Non-cancelable sub-lease income	—
Total minimum operating lease payments	$590.0

Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $220.2, $202.1 and $182.9 for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company was a guarantor on approximately $0.9 of equipment leases. These leases were entered into by a joint venture in which the Company owns a 50% interest and have a remaining term of approximately two years.

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

The Company’s 401K Plan covers substantially all employees. Prior to 2010, Company contributions to the plan were based on a percentage of employee contributions. In 2011 and 2010, the Company made non-elective and discretionary contributions to the plan. The cost of this plan was $44.3, $40.6 and $15.2 in 2011, 2010 and 2009, respectively. The increase in 401K costs and contributions was due to the non-elective and discretionary contributions made by the Company in 2011 and 2010.

In addition, the Company Plan covers substantially all employees hired prior to December 31, 2009. The benefits to be paid under the Company Plan are based on years of credited service through December 31, 2009, interest credits and average compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations. The Company made contributions to the Company Plan of $0.0, $0.0 and $54.8 in 2011, 2010 and 2009, respectively.

The PEP covers the Company’s senior management group. Prior to 2010, the PEP provided for the payment of the difference, if any, between the amount of any maximum limitation on annual benefit payments under the Employee Retirement Income Security Act of 1974 and the annual benefit that would be payable under the Company Plan but for such limitation. Effective

Index
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

Projected pension expense for the Company Plan and the PEP is expected to increase from $8.6 in 2011 to $12.2 in 2012. The Company plans to make contributions of $14.6 to the Company Plan during 2012.

The effect on operations for both the Company Plan and the PEP are summarized as follows:

	Year ended December 31,
	2011	2010	2009
Service cost for benefits earned	$2.6	$2.6	$20.8
Interest cost on benefit obligation	17.1	18.1	18.3
Expected return on plan assets	(18.9)	(18.5)	(17.3)
Net amortization and deferral	7.8	7.4	12.0
Curtailment cost	—	—	2.8
Defined benefit plan costs	$8.6	$9.6	$36.6

Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $156.9. The accumulated other comprehensive earnings that are expected to be recognized as components of the defined benefit plan costs during 2012 are $12.3 related to amortization of net loss.

A summary of the changes in the projected benefit obligations of the Company Plan and the PEP are summarized as follows:

	2011	2010
Balance at January 1	$348.2	$328.0
Service cost	2.6	2.6
Interest cost	17.1	18.1
Actuarial loss	39.8	24.8
Benefits and administrative expenses paid	(24.5)	(25.3)
Balance at December 31	$383.2	$348.2

The Accumulated Benefit Obligation was $383.2 and $348.2 at December 31, 2011 and 2010, respectively.

A summary of the changes in the fair value of plan assets follows:

	2011	2010
Fair value of plan assets at beginning of year	$264.4	$259.3
Actual return on plan assets	3.5	29.3
Employer contributions	1.1	1.1
Benefits and administrative expenses paid	(24.5)	(25.3)
Fair value of plan assets at end of year	$244.5	$264.4

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Weighted average assumptions used in the accounting for the Company Plan and the PEP are summarized as follows:

	2011	2010	2009
Discount rate	4.0%	5.1%	5.8%
Compensation increases	—	—	—%
Expected long term rate of return	7.3%	7.5%	7.5%

The Company maintains an investment policy for the management of the Company Plan’s assets. The objective of this policy is to build a portfolio designed to achieve a balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. The target allocations for plan assets are 50% equity securities, 45% fixed income securities and 5% in other assets. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies located in the United States and to a lesser extent international equities in developed and emerging countries. Fixed income securities primarily include U.S. Treasury securities, mortgage-backed bonds and corporate bonds of companies from diversified industries. Other assets include investments in commodities. The weighted average expected long-term rate of return for the Company Plan’s assets is as follows:

	Target Allocation	Weighted Average Expected Long-Term Rate of Return
Equity securities	50.0%	4.5%
Fixed income securities	45.0%	2.3%
Other assets	5.0%	0.5%

The fair values of the Company Plan’s assets at December 31, 2011 and 2010, by asset category are as follows:

	Fair value	Fair Value Measurements as of
	as of	December 31, 2011
	December 31, 2011	Using Fair Value Hierarchy
Asset Category		Level 1	Level 2	Level 3
Cash	$3.7	$3.7	$—	$—
Equity securities:
U.S. large cap - blend (a)	58.6	—	58.6	—
U.S. mid cap - blend (b)	21.9	—	21.9	—
U.S. small cap - blend (c)	7.2	—	7.2	—
International - developed	26.9	—	26.9	—
International - emerging	6.1	—	6.1	—
Commodities index (d)	10.2	—	10.2	—
Fixed income securities:
U.S. fixed income (e)	109.9	—	109.9	—
Total fair value of the Company Plan’s assets	$244.5	$3.7	$240.8	$—

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

	Fair value	Fair Value Measurements as of
	as of	December 31, 2010
	December 31, 2010	Using Fair Value Hierarchy
Asset Category		Level 1	Level 2	Level 3
Cash	$2.3	$2.3	$—	$—
Equity securities:
U.S. large cap - blend (a)	62.7	—	62.7	—
U.S. mid cap - blend (b)	26.7	—	26.7	—
U.S. small cap - blend (c)	9.8	—	9.8	—
International - developed	37.5	—	37.5	—
International - emerging	8.2	—	8.2	—
Commodities index (d)	15.0	—	15.0	—
Fixed income securities:
U.S. fixed income (e)	102.2	—	102.2	—
Total fair value of the Company Plan’s assets	$264.4	$2.3	$262.1	$—

a)	This category represents an equity index fund not actively managed that tracks the S&P 500.

b)	This category represents an equity index fund not actively managed that tracks the S&P mid-cap 400.

c)	This category represents an equity index fund not actively managed that tracks the Russell 2000.

d)	This category represents a commodities index fund not actively managed that tracks the Dow Jones - UBS Commodity Index.

e)	This category primarily represents a bond index fund not actively managed that tracks the Barclays Capital U.S. Aggregate Index.

The following assumed benefit payments under the Company Plan and PEP, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2012	$23.8
2013	23.2
2014	22.9
2015	23.2
2016	23.6
Years 2017-2021	119.3

Post-retirement Medical Plan

The Company assumed obligations under a subsidiary's post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Year ended December 31,
	2011	2010	2009
Service cost for benefits earned	$0.3	$0.3	$0.3
Interest cost on benefit obligation	2.2	2.3	2.3
Net amortization and deferral	(0.2)	(0.9)	(1.7)
Post-retirement medical plan costs	$2.3	$1.7	$0.9

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Amounts included in accumulated other comprehensive earnings consist of unamortized net gain of $5.6. The accumulated other comprehensive earnings that are expected to be recognized as components of the post-retirement medical plan costs during 2012 are $0.0 related to amortization of net gain.

A summary of the changes in the accumulated post-retirement benefit obligation follows:

	2011	2010
Balance at January 1	$42.0	$39.6
Service cost for benefits earned	0.3	0.3
Interest cost on benefit obligation	2.2	2.3
Participants contributions	0.4	0.4
Actuarial loss	9.8	0.8
Benefits paid	(2.0)	(1.4)
Balance at December 31	$52.7	$42.0

The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation were 4.3% and 5.4% as of December 31, 2011 and 2010, respectively. The health care cost trend rate was assumed to be 7.0% and 7.5% as of December 31, 2011 and 2010, respectively, declining gradually to 5.0% in the year 2017. The health care cost trend rate has a significant effect on the amounts reported. The impact of a percentage point change each year in the assumed health care cost trend rates would change the accumulated post-retirement benefit obligation as of December 31, 2011 by an increase of $9.4 or a decrease of $7.7. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the 2011 post-retirement benefit costs results in an increase of $0.4 or decrease of $0.3.

The following assumed benefit payments under the Company's post-retirement benefit plan, which reflect expected future service, as appropriate, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2012	$1.9
2013	1.9
2014	2.0
2015	2.2
2016	2.3
Years 2017-2021	13.4

17.   FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of December 31, 2011 and 2010 are as follows:

	Fair value	Fair Value Measurements as of
	as of	December 31, 2011
	December 31, 2011	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Noncontrolling interest puts	$20.2	$—	$20.2	$—
Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$—	$—	$—	$—
Total fair value of derivatives	$—	$—	$—	$—

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

	Fair value	Fair Value Measurements as of
	as of	December 31, 2010
	December 31, 2010	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Noncontrolling interest put	$168.7	$—	$168.7	$—
Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$—	$—	$—	$—
Interest rate swap liability	2.4	—	2.4	—
Total fair value of derivatives	$2.4	$—	$2.4	$—

The noncontrolling interest puts are valued at their contractually determined values, which approximate fair values. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $190.2 and $419.5 as of December 31, 2011 and 2010, respectively. The fair market value of the senior notes, based on market pricing, was approximately $1,624.4 and $1,549.8 as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the estimated fair market value of the Company’s variable rate debt of $0.0 and $370.1, respectively, was estimated by calculating the net present value of related cash flows, discounted at current market rates.

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

Interest Rate Swap

The interest rate swap agreement to hedge variable interest rate risk on the Company's variable interest rate term loan expired on March 31, 2011. On a quarterly basis under the swap, the Company paid a fixed rate of interest 2.92% and received a variable rate of interest based on the three-month LIBOR rate on an amortizing notional amount of indebtedness equivalent to the term loan balance outstanding. The swap was designated as a cash flow hedge. Accordingly, the Company recognized the fair value of the swap in the condensed consolidated balance sheets and any changes in the fair value were recorded as adjustments to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap agreement was the estimated amount that the Company would have paid or received to terminate the swap agreement at the reporting date. The fair value of the swap was a liability of $2.4 at December 31, 2010 and was included in other liabilities in the Company's Consolidated Balance Sheets.

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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The Company believes these embedded derivatives had no fair value at December 31, 2011 and 2010. These embedded derivatives also had no impact on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments (interest rate swap liability derivative) as of December 31, 2011 and 2010, respectively:

	Fair Value as of December 31,
Balance Sheet Location	2011	2010
Other liabilities	$—	$2.4

The following table summarizes the effect of the interest rate swap on other comprehensive income for the years ended December 31, 2011 and 2010:

	2011	2010
Effective portion of derivative gain	$2.4	$8.2

19.  SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2011	2010	2009
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$99.6	$55.5	$50.7
Income taxes, net of refunds	309.4	355.0	304.1
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance shares	6.0	2.4	2.7
Conversion of zero-coupon convertible debt	36.2	1.1	11.4
Accrued repurchases of common stock	—	(0.5)	0.5
Purchase of equipment in accrued expenses	—	—	2.8

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

20.  QUARTERLY DATA (UNAUDITED)

The following is a summary of unaudited quarterly data:

	Year ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$1,368.4	$1,403.3	$1,404.5	$1,366.1	$5,542.3
Gross profit	568.4	588.2	568.5	549.6	2,274.7
Net earnings attributable to Laboratory Corporation of America Holdings	127.1	122.9	134.3	135.4	519.7
Basic earnings per common share	1.27	1.22	1.34	1.36	5.20
Diluted earnings per common share	1.23	1.20	1.31	1.34	5.11

	Year ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$1,193.6	$1,238.4	$1,276.5	$1,295.4	$5,003.9
Gross profit	506.9	533.6	527.7	529.6	2,097.8
Net earnings attributable to Laboratory Corporation of America Holdings	132.7	153.7	140.0	131.8	558.2
Basic earnings per common share	1.27	1.48	1.37	1.29	5.42
Diluted earnings per common share	1.25	1.46	1.34	1.26	5.29

Index

Schedule II

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2011, 2010 and 2009
(Dollars in millions)

		Additions
	Balance at beginning of year	Charged to Costs and Expense	Additions as a Result of Acquisitions	(1) Other (Deductions)Additions	Balance at end of year
Year ended December 31, 2011:
Applied against asset accounts:
Allowance for doubtful accounts	$149.2	$255.1	$—	$(206.7)	$197.6
Valuation allowance-deferred tax assets	$11.4	$3.1	$—	$(0.1)	$14.4
Year ended December 31, 2010:
Applied against asset accounts:
Allowance for doubtful accounts	$173.1	$241.5	$—	$(265.4)	$149.2
Valuation allowance-deferred tax assets	$3.9	$7.7	$—	$(0.2)	$11.4
Year ended December 31, 2009:
Applied against asset accounts:
Allowance for doubtful accounts	$161.0	$248.9	$4.8	$(241.6)	$173.1
Valuation allowance-deferred tax assets	$3.9	$—	$—	$—	$3.9

(1) Other (Deductions) Additions consists primarily of write-offs of accounts receivable amounts.