Form 10-Q
period 2012-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2012-04-27
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2012
OR
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

The number of shares outstanding of the issuer's common stock is 96.8 million shares, net of treasury stock as of April 24, 2012.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6	Exhibits	26

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$129.9	$159.3
Accounts receivable, net of allowance for doubtful accounts of $205.3 and $197.6 at March 31, 2012 and December 31, 2011, respectively	751.7	699.8
Supplies inventories	107.0	110.8
Prepaid expenses and other	69.8	79.6
Deferred income taxes	23.5	35.3
Total current assets	1,081.9	1,084.8
Property, plant and equipment, net	577.2	578.3
Goodwill, net	2,680.3	2,681.8
Intangible assets, net	1,616.6	1,620.7
Joint venture partnerships and equity method investments	79.9	76.8
Other assets, net	94.7	94.2
Total assets	$6,130.6	$6,136.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225.7	$257.8
Accrued expenses and other	407.5	404.1
Short-term borrowings and current portion of long-term debt	136.0	135.5
Total current liabilities	769.2	797.4
Long-term debt, less current portion	1,985.4	2,085.5
Deferred income taxes and other tax liabilities	522.1	502.7
Other liabilities	235.7	227.3
Total liabilities	3,512.4	3,612.9
Commitments and contingent liabilities
Noncontrolling interest	20.6	20.2
Shareholders’ equity
Common stock, 97.1 and 97.8 shares outstanding at March 31, 2012 and December 31, 2011, respectively	11.6	11.7
Additional paid-in capital	—	—
Retained earnings	3,469.6	3,387.2
Less common stock held in treasury	(943.5)	(940.9)
Accumulated other comprehensive income	59.9	45.5
Total shareholders’ equity	2,597.6	2,503.5
Total liabilities and shareholders’ equity	$6,130.6	$6,136.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$1,423.3	$1,368.4
Cost of sales	847.2	800.0
Gross profit	576.1	568.4
Selling, general and administrative expenses	271.2	282.8
Amortization of intangibles and other assets	21.4	21.9
Restructuring and other special charges	(3.6)	27.9
Operating income	287.1	235.8
Other income (expenses):
Interest expense	(21.5)	(24.0)
Equity method income, net	4.3	1.5
Investment income	0.2	0.3
Other, net	(0.5)	0.1
Earnings before income taxes	269.6	213.7
Provision for income taxes	107.6	83.1
Net earnings	162.0	130.6
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(3.5)
Net earnings attributable to Laboratory Corporation of America Holdings	$161.6	$127.1

Basic earnings per common share	$1.66	$1.27
Diluted earnings per common share	$1.63	$1.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net earnings	$162.0	$130.6

Foreign currency translation adjustments	23.7	23.1
Interest rate swap adjustments	—	2.4
Other comprehensive earnings before tax	23.7	25.5
Provision for income tax related to items of comprehensive earnings	(9.3)	(9.4)
Other comprehensive earnings, net of tax	14.4	16.1
Comprehensive earnings	176.4	146.7
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(3.5)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$176.0	$143.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2010	$12.2	$53.9	$3,246.6	$(934.9)	$88.5	$2,466.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	127.1	—	—	127.1
Other comprehensive earnings, net of tax	—	—	—	—	16.1	16.1
Issuance of common stock under employee stock plans	0.1	38.6	—	—	—	38.7
Surrender of restricted stock awards	—	—	—	(2.7)	—	(2.7)
Conversion of zero-coupon convertible debt	—	3.1	—	—	—	3.1
Stock compensation	—	13.1	—	—	—	13.1
Income tax benefit from stock options exercised	—	4.0	—	—	—	4.0
Purchase of common stock	(0.3)	(95.0)	(170.0)	—	—	(265.3)
BALANCE AT MARCH 31, 2011	$12.0	$17.7	$3,203.7	$(937.6)	$104.6	$2,400.4

BALANCE AT DECEMBER 31, 2011	$11.7	$—	$3,387.2	$(940.9)	$45.5	$2,503.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	161.6	—	—	161.6
Other comprehensive earnings, net of tax	—	—	—	—	14.4	14.4
Issuance of common stock under employee stock plans	—	26.2	—	—	—	26.2
Surrender of restricted stock and performance share awards	—	—	—	(2.6)	—	(2.6)
Conversion of zero-coupon convertible debt	—	—	—	—	—	—
Stock compensation	—	11.8	—	—	—	11.8
Income tax benefit from stock options exercised	—	5.0	—	—	—	5.0
Purchase of common stock	(0.1)	(43.0)	(79.2)	—	—	(122.3)
BALANCE AT MARCH 31, 2012	$11.6	$—	$3,469.6	$(943.5)	$59.9	$2,597.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$162.0	$130.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56.7	58.1
Stock compensation	11.8	13.1
Loss (gain) on sale of assets	0.2	(0.4)
Accrued interest on zero-coupon subordinated notes	0.7	1.4
Cumulative earnings less than (in excess of) distributions from equity method investments	0.5	(0.4)
Deferred income taxes	20.6	(1.0)
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(50.5)	(68.5)
Decrease in inventories	3.9	5.6
Decrease in prepaid expenses and other	9.8	16.7
Decrease in accounts payable	(32.3)	(42.6)
Increase in accrued expenses and other	13.7	102.7
Net cash provided by operating activities	197.1	215.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34.2)	(29.4)
Proceeds from sale of assets	0.5	0.4
Deferred payments on acquisitions	(1.5)	(0.1)
Acquisition of licensing technology	(1.0)	—
Acquisition of businesses, net of cash acquired	—	(15.4)
Net cash used for investing activities	(36.2)	(44.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	85.0
Payments on revolving credit facilities	(100.0)	(45.0)
Principal payments on term loan	—	(18.7)
Payments on zero-coupon subordinated notes	(0.2)	(6.3)
Payment of debt issuance costs	—	(0.5)
Noncontrolling interest distributions	(0.3)	(1.8)
Excess tax benefits from stock based compensation	5.0	3.8
Net proceeds from issuance of stock to employees	26.2	38.7
Purchase of common stock	(122.3)	(262.3)
Net cash used for financing activities	(191.6)	(207.1)
Effect of exchange rate changes on cash and cash equivalents	1.3	1.0
Net decrease in cash and cash equivalents	(29.4)	(35.3)
Cash and cash equivalents at beginning of period	159.3	230.7
Cash and cash equivalents at end of period	$129.9	$195.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of Laboratory Corporation of America Holdings (the “Company”) and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20.0% and no representation on the investee’s board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.

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

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2011 Annual Report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

New Accounting Pronouncements:

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. Specifically, this literature allows an entity to present components of net earnings and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The authoritative guidance eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity. While the authoritative guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net earnings or other comprehensive income under current accounting guidance. The Company adopted this guidance during the first quarter of 2012 and elected to present comprehensive income in two separate, but consecutive statements and has applied the new presentation to the prior period presented. The adoption of this authoritative guidance in the first quarter of fiscal 2012 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to Laboratory Corporation of America Holdings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, performance share awards, and shares issuable upon conversion of zero-coupon subordinated notes.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$161.6	97.2	$1.66	$127.1	100.3	$1.27
Dilutive effect of employee stock options and awards	—	1.2		—	1.3
Effect of convertible debt, net of tax	—	0.7		—	1.6
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$161.6	99.1	$1.63	$127.1	103.2	$1.23

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended, March 31
	2012	2011
Stock options	1.4	0.9

3.	NONCONTROLLING INTEREST PUTS

On October 14, 2011, the Company issued notice to a noncontrolling interest holder in the Ontario joint venture of its intent to purchase the holder's partnership units in accordance with the terms of the joint venture's partnership agreement. On November 28, 2011, this purchase was completed for a total purchase price of $147.9 (CN151.7) as outlined in the partnership agreement (CN$147.8 plus certain adjustments relating to cash distribution hold backs made to finance recent business acquisitions and capital expenditures). The purchase of these additional partnership units brings the Company's percentage interest owned to 98.20%.

The contractual value of the remaining put totals $20.6 at March 31, 2012 and has been classified as mezzanine equity in the Company’s condensed consolidated balance sheet.

Net sales of the Ontario joint venture were $82.8 (CN$82.9) and $74.1 (CN$73.1) for the three months ended March 31, 2012 and 2011 respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first three months of 2012, the Company recorded a net credit of $3.6 in restructuring and other special charges. The Company reversed previously established reserves of $3.8 in unused severance and $2.4 in unused facility related costs. This net credit also includes charges of $1.7 related to severance and other personnel costs, and $0.9 primarily related to facility-related costs primarily related to ongoing integration activities for Orchid and the Integrated Genetics Division (formerly Genzyme Genetics*).

During the first three months of 2011, the Company recorded net restructuring charges of $13.1. Of this amount, $4.0 related to severance and other employee costs and $9.8 related to facility related costs associated with the integration of Genzyme Genetics. These charges were offset by a restructuring credit of $0.7 resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded a special charge of $14.8 related to the write-off of certain assets and liabilities related to an investment made in the prior year.

* Genzyme Genetics and its logo are trademarks of Genzyme Corporation and used by Esoterix Genetic Laboratories, LLC, a wholly-owned subsidiary of LabCorp, under license. Esoterix Genetic Laboratories and LabCorp are operated independently from Genzyme Corporation.

5.	RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2011	$8.4	$22.6	$31.0
Restructuring charges	1.7	0.9	2.6
Reduction of prior restructuring accruals	(3.8)	(2.4)	(6.2)
Cash payments and other adjustments	(2.3)	(0.4)	(2.7)
Balance as of March 31, 2012	$4.0	$20.7	$24.7
Current			$11.0
Non-current			13.7
			$24.7

6.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2012 and for the year ended December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Balance as of January 1	$2,681.8	$2,601.3
Goodwill acquired during the period	—	86.2
Adjustments to goodwill	(1.5)	(5.7)
Balance at end of period	$2,680.3	$2,681.8

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The components of identifiable intangible assets are as follows:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,187.7	$(441.0)	$1,187.5	$(426.8)
Patents, licenses and technology	145.7	(91.3)	144.9	(88.3)
Non-compete agreements	28.0	(16.0)	28.1	(14.8)
Trade names	129.4	(64.3)	129.2	(61.3)
Canadian licenses	738.4	—	722.2	—
	$2,229.2	$(612.6)	$2,211.9	$(591.2)

Amortization of intangible assets for the three month periods ended March 31, 2012 and 2011 was $21.4 and $21.9, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $62.8 for the remainder of fiscal 2012, $78.4 in fiscal 2013, $75.7 in fiscal 2014, $72.1 in fiscal 2015, $66.8 in fiscal 2016 and $522.4 thereafter.

The Ontario operation had $738.4 and $722.2 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of March 31, 2012 and December 31, 2011, respectively.

7.	DEBT

Short-term borrowings and the current portion of long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Zero-coupon convertible subordinated notes	$136.0	$135.5
Total short-term borrowings and current portion of long-term debt	$136.0	$135.5

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Revolving credit facility	$460.0	$560.0
Senior notes due 2013	350.4	350.5
Senior notes due 2015	250.0	250.0
Senior notes due 2016	325.0	325.0
Senior notes due 2020	600.0	600.0
Total long-term debt	$1,985.4	$2,085.5

Zero-coupon Subordinated Notes

During the first quarter of 2012, the Company settled notices to convert $0.3 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $0.3. The total cash used for these settlements was $0.2 and the Company also issued nine hundred ninety-four additional shares of common stock.

On March 13, 2012, the Company announced that for the period of March 12, 2012 to September 11, 2012, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

coupon subordinated note for the five trading days ended March 7, 2012, in addition to the continued accrual of the original issue discount.

On April 2, 2012, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2012, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, June 29, 2012. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

Credit Facilities

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at March 31, 2012.

     As of March 31, 2012, the effective interest rate on the Revolving Credit Facility was 1.22%.

8.	PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2012.

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2011	120.0	(22.2)	97.8
Common stock issued under employee stock plans	0.8	—	0.8
Common stock issued upon conversion of zero-coupon subordinated notes	—	—	—
Surrender of restricted stock and performance share awards	—	(0.1)	(0.1)
Retirement of common stock	(1.4)	—	(1.4)
Common shares at March 31, 2012	119.4	(22.3)	97.1

Share Repurchase Program

As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. During the three months ended March 31, 2012, the Company purchased 1.4 shares of its common stock at a total cost of $122.3. As of March 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase $462.1 of Company common stock.

9.	INCOME TAXES

The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50.0% likely to be realized.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The gross unrecognized income tax benefits were $55.4 and $52.7 at March 31, 2012 and December 31, 2011, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of March 31, 2012 and December 31, 2011, $56.1 and $53.3, respectively, are the approximate amounts of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $11.6 and $10.8 as of March 31, 2012 and December 31, 2011, respectively.

The valuation allowance provided as a reserve against certain deferred tax assets is $15.2 and $14.4 at March 31, 2012 and December 31, 2011, respectively. The increase in the valuation allowance during 2012 is due to current year-to-date foreign losses whereby a full valuation allowance has been provided.

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

10.	COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, professional liability, employee related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and managed care payers reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other healthcare providers. The Company works cooperatively to respond to appropriate requests for information.

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

Many of the claims and legal actions against the Company are at preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company records an aggregate legal reserve, which is determined using actuarial calculations around historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with ASC 450 “Contingencies”, the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and estimable and would exceed the aggregate legal reserve. When loss contingencies are not both probable and estimable, the Company does not establish separate reserves.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Company is unable to estimate a range of reasonably possible loss for cases described in more detail below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these cases, however, the Company does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company's financial condition, though the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

A subsidiary of the Company, DIANON Systems, Inc. (“DIANON”), was the appellant in a wrongful termination lawsuit originally filed by G. Berry Schumann in Superior Court in the State of Connecticut. After a jury trial, the state court entered judgment against DIANON, with total damages, attorney's fees, and pre-judgment interest payable by DIANON, of approximately $10.0 plus post-judgment interest. DIANON disputed liability and contested the case vigorously on appeal. DIANON filed a notice of appeal in December 2009, and the case was transferred to the Connecticut Supreme Court. The Court heard oral argument in May 2011. In April 2012, the Connecticut Supreme Court unanimously reversed the jury verdict and remanded the case to the trial court with direction to render judgment for DIANON on the appealed statutory claim and for a new trial limited to the plaintiff's common-law wrongful termination claim, which was not reached by the jury. DIANON will continue to vigorously defend the lawsuit.

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0). The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from November 1, 2011 through October 31, 2012. The Medi-Cal discount is not expected to have a material impact on the Company's consolidated revenues or results of operations.

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

On December 8, 2011, the Company announced that it had reached an agreement with the Federal Trade Commission (“FTC”) that allowed the Company to complete its acquisition of Orchid Cellmark Inc. ("Orchid"), which closed on December 15, 2011. Under the terms of the consent decree with the FTC, the Company was required to divest certain assets of Orchid's U.S. government paternity business. On December 16, 2011, the Company sold those assets to DNA Diagnostics Center (DDC), a privately held provider of DNA paternity testing. Subsequent to the closing of the Orchid transaction, the Company received three notices for appraisal rights for shares, and there are two pending petitions for appraisal of stock.
Three shareholder class actions, Silverberg v. Bologna, et al., Nannetti v. Bologna, and Locke v. Orchid Cellmark, Inc., et al., were filed in the Court of Chancery of the State of Delaware and subsequently consolidated into one action, In re Orchid Cellmark Shareholder Litig. The consolidated action challenges the Orchid acquisition on grounds of alleged breaches of fiduciary duty and/or other violations of state law. On May 4, 2011, the plaintiffs in the consolidated action filed a motion for preliminary injunction seeking to enjoin the transaction. On May 12, 2011, the Court of Chancery denied the motion for preliminary injunction, and plaintiffs' motion for an expedited appeal was subsequently denied on May 16, 2011. Since that time, there has been no

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

substantive activity in the Delaware litigation. Three similar putative class action lawsuits filed against Orchid in Superior Court of New Jersey Chancery Division, Mercer County and another similar case filed in the United States District Court for the District of New Jersey were voluntarily dismissed.

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

On November 18, 2011, the Company received a letter from United States Senators Baucus and Grassley requesting information regarding the Company's relationships with its largest managed care customers. The letter requests information about the Company's contracts and financial data regarding its managed care customers. Company representatives met with Senate Finance Committee staff after receiving the request and subsequently produced documents in response. The Company continues to cooperate with the request for information.

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

On February 27, 2012, the Company was served with a False Claims Act lawsuit, United States ex rel. Margaret Brown v. Laboratory Corporation of America Holdings and Tri-State Clinical Laboratory Services, LLC, filed in the United States District Court for the Southern District of Ohio, Western Division. The lawsuit alleges that the defendants submitted false claims for payment for laboratory testing services performed as a result of financial relationships that violated the federal Stark and anti-kickback laws. The Company owned 50% of Tri-State Clinical Laboratory Services, LLC, which was dissolved in June of 2011. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The United States government has not intervened in the lawsuit. The Company will vigorously defend the lawsuit.

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At March 31, 2012, the Company had provided letters of credit aggregating approximately $37.4, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

11.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $12.5 and $11.7 for the three months ended March 31, 2012 and 2011, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended, March 31
	2012	2011
Service cost for benefits earned	$0.6	$0.6
Interest cost on benefit obligation	3.7	4.4
Expected return on plan assets	(4.4)	(4.5)
Net amortization and deferral	3.1	1.7
Defined benefit plan costs	$3.0	$2.2

For the three months ended March 31, 2012, the Company contributed $1.2 to its defined benefit retirement plan.

The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended, March 31
	2012	2011
Service cost for benefits earned	$0.1	$0.1
Interest cost on benefit obligation	0.6	0.6
Net amortization and deferral	—	—
Postretirement medical plan costs	$0.7	$0.7

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

12.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2012 and December 31, 2011 are as follows:

Fair Value Measurements as of
	Fair Value as of	March 31, 2012
Using Fair Value Hierarchy
	March 31, 2012	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.6	$—	$20.6	$—
Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$—	$—	$—	$—
Interest rate swap liability	—	—	—	—
Total fair value of derivatives	$—	$—	$—	$—

Fair Value Measurements as of
	Fair Value as of	December 31, 2011
Using Fair Value Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.2	$—	$20.2	$—
Derivatives
Embedded derivatives related to the zero-coupon subordinated notes	$—	$—	$—	$—
Interest rate swap liability	—	—	—	—
Total fair value of derivatives	$—	$—	$—	$—

The noncontrolling interest put is valued at its contractually determined value, which approximates fair value. The fair values for the embedded derivatives and interest rate swap are based on observable inputs or quoted market prices from various banks for similar instruments.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $201.1 and $190.2 as of March 31, 2012 and December 31, 2011, respectively. The fair market value of the senior notes, based on market pricing, was approximately $1,621.1 and $1,624.4 as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the estimated fair market value of the Company’s variable rate debt approximated its book value of $460.0 and $560.0, respectively.

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

The Company believes these embedded derivatives had no fair value at March 31, 2012 and December 31, 2011. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011.

The following table summarizes the effect of the interest rate swap on other comprehensive income for the three months ended March 31, 2012 and 2011:

	2012	2011
Effective portion of derivative gain	$—	$2.4

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended, March 31
	2012	2011
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$11.4	$13.0
Income taxes, net of refunds	8.4	7.5
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	$—	$3.1
Accrued repurchases of common stock	—	3.0

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

6.	failure to maintain the security of business information or systems could damage the Company's reputation, cause it to incur substantial additional costs and to become subject to litigation;

7.
failure of the Company, third party payers or physicians to comply with Version 5010 Transactions by the CMS enforcement date of June 30, 2012 or to comply with the ICD-10-CM Code Set by the compliance date of October 1, 2014, could negatively impact the Company's reimbursement and profitability;

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

13.	failure to effectively integrate and/or manage newly acquired businesses, including Genzyme Genetics, and the cost related to such integrations;

14.	adverse results in litigation matters;

15.	inability to attract and retain experienced and qualified personnel;

16.	failure to maintain the Company's days sales outstanding and/or bad debt expense levels;

17.	decrease in the Company's credit ratings by Standard & Poor's and/or Moody's;

18.	discontinuation or recalls of existing testing products;

INDEX

19.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

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

22.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company's products and services and successfully enforce the Company's proprietary rights;

23.
the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company's ability to develop, perform, or market the Company's tests or operate its business;

24.
failure in the Company's information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

25.	failure of the Company's financial information systems resulting in failure to meet required financial reporting deadlines;

26.	failure of the Company's disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

27.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, labor unrest, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

28.	liabilities that result from the inability to comply with corporate governance requirements;

29.
significant deterioration in the economy or financial markets which could negatively impact the Company's testing volumes, cash collections and the availability of credit for general liquidity or other financing needs;

30.	changes in reimbursement by foreign governments and foreign currency fluctuations; and

31.
expenses and risks associated with international operations, including but not limited to compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, as well as laws and regulations that differ from those of the United States, and economic, political, legal and other operational risks associated with foreign markets.

GENERAL (dollars in millions, except per share data)

During the first quarter of 2012, the Company continued to strengthen its financial performance through pricing discipline, continued growth of its esoteric testing, outcome improvement and companion diagnostics offerings, and expense control.

The relatively mild winter weather experienced in most of the Continental United States favorably impacted the Company's first quarter 2012 revenue and volume by approximately 1.5% in comparison to the first quarter of 2011. The Company's acquisition of Orchid in December 2011 also boosted revenue and volume by 1.1% and 0.4%, respectively, in the first quarter of 2012 compared to 2011.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Net Sales

	Quarter ended March 31,
	2012	2011	% Change
Net sales
Routine Testing	$796.2	$776.0	2.6%
Genomic and Esoteric Testing	544.3	518.3	5.0%
Ontario, Canada	82.8	74.1	11.7%
Total	$1,423.3	$1,368.4	4.0%

INDEX

	Number of Requisitions Quarter ended March 31,
	2012	2011	% Change
Volume
Routine Testing	21.6	21.3	1.7%
Genomic and Esoteric Testing	7.6	7.2	4.8%
Ontario, Canada	2.4	2.3	6.5%
Total	31.6	30.8	2.8%

	Quarter ended March 31,
	2012	2011	% Change
Revenue Per Requisition
Routine Testing	$36.77	$36.44	0.9%
Genomic and Esoteric Testing	71.99	71.83	0.2%
Ontario, Canada	34.14	32.55	4.9%
Total	$44.98	$44.44	1.2%

The increase in net sales for the three months ended March 31, 2012 as compared with the corresponding 2011 period was driven primarily by the previously mentioned contributions from milder weather and the Orchid acquisition. Genomic and esoteric testing volume as a percentage of total volume increased from 23.4% in 2011 to 23.9% in 2012. Revenue per requisition and volume growth for genomic and esoteric testing was primarily due to the incremental revenue and volume from Orchid as well as growth in the recently launched NuSwabsm series of women's health tests. Net sales of the Ontario joint venture were $82.8 for the three months ended March 31, 2012 compared to $74.1 in the corresponding 2011 period, an increase of $8.7, or 11.7%. Net sales of the Ontario joint venture were impacted by a stronger U.S. dollar in 2012 as compared with 2011. In Canadian dollars, net sales of the Ontario joint venture increased by CN$9.8, or 13.4%.

Cost of Sales	Quarter ended March 31,
	2012	2011	% Change
Cost of sales	$847.2	$800.0	5.9%
Cost of sales as a % of sales	59.5%	58.5%

Cost of sales (primarily laboratory and distribution costs) increased 5.9% in the 2012 period as compared with the 2011 period primarily due to incremental costs from recent acquisitions including Orchid, increases in labor, and the continued shift in test mix to genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 59.5% in 2012 from 58.5% in 2011. The increase in cost of sales as a percentage of net sales is primarily due to lower margins on recently acquired operations.

Selling, General and Administrative Expenses

	Quarter ended March 31,
	2012	2011	% Change
Selling, general and administrative expenses	$271.2	$282.8	(4.1)%
SG&A as a % of sales	19.1%	20.7%

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased to 19.1% in the first quarter of 2012 compared to 20.7% in 2011. The decrease in SG&A as a percentage of net sales is primarily due to efficiencies from recently acquired operations that are being integrated into the Company's operating cost structure as of March 31, 2012. Additionally, bad debt expense decreased to 4.4% of net sales in 2012 as compared with 4.7% in 2011 primarily due to improved collection trends resulting from process improvement programs within the Company's billing department and field operations.

INDEX

Amortization of Intangibles and Other Assets

	Quarter ended March 31,
	2012	2011	% Change
Amortization of intangibles and other assets	$21.4	$21.9	(2.3)%

The decrease in amortization of intangibles and other assets primarily reflects certain intangible assets that became fully amortized during the first quarter of 2012, partially offset by an increase from certain acquisitions closed during 2011.

Restructuring and Other Special Charges

	Quarter ended March 31,
	2012	2011	% Change
Restructuring and other special charges	$(3.6)	$27.9	N/A

During the first three months of 2012, the Company recorded a net credit of $3.6 in restructuring and other special charges. The Company reversed previously established reserves of $3.8 in unused severance and $2.4 in unused facility related costs. This net credit also includes charges of $1.7 related to severance and other personnel costs, and $0.9 primarily related to facility-related costs primarily related to ongoing integration activities for Orchid and Genzyme Genetics.

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

Interest Expense	Quarter ended March 31,
	2012	2011	% Change
Interest expense	$21.5	$24.0	(10.4)%

The decrease in interest expense for 2012 as compared with 2011 is due to the settlement of approximately $155.1 of the zero-coupon subordinated notes during 2011. In addition, during December 2011, the Company replaced the Term Loan Facility with a new Revolving Credit Facility. The new Revolving Credit Facility had a lower effective interest rate during the first quarter of 2012 compared with the effective interest rate on the Term Loan Facility during the first quarter of 2011.

Equity Method Income

	Quarter ended March 31,
	2012	2011	% Change
Equity method income	$4.3	$1.5	286.7%

Equity method income represents the Company's ownership share in joint venture partnerships along with stock investments in other companies in the clinical diagnostic industry. The increase in income in the first quarter of 2012 compared with the 2011 period is primarily due to the Company's share of losses during the first quarter of 2011 in the Cincinnati, Ohio joint venture (liquidated in the second half of 2011) and the Canada, China and Western Europe equity method investments (acquired by the Company in the second half of 2011).

INDEX

Income Tax Expense	Quarter ended March 31,
	2012	2011	% Change
Income tax expense	$107.6	$83.1	29.5%
Income tax expense as a % of income before tax	39.9%	38.9%

The increase in the effective tax rate for 2012 compared with 2011 is due to higher losses from foreign operations in 2012 that currently are non-deductible, as well as increases in the amount of non-deductible employee stock purchase plan expenses.

 LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. This cash-generating capability is one of the Company's fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. The Company's senior unsecured revolving credit facility is further discussed in "Note 7 to Unaudited Condensed Consolidated Financial Statements."

Operating Activities

During the three months ended March 31, 2012 and 2011, the Company's operations provided $197.1 and $215.3 of cash, respectively, reflecting the Company's solid business results. The decrease in the Company's cash flow from operations primarily resulted from the timing of payments on accrued employee compensation and related benefits at the end of each quarter. The Company continues to focus on efforts to increase cash collections from all payers and to generate on-going improvements to the claim submission processes.

Investing Activities

Capital expenditures were $34.2 and $29.4 for the three months ended March 31, 2012 and 2011, respectively. The Company expects capital expenditures of approximately $155.0 in 2012. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility as needed.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at March 31, 2012 and December 31, 2011 were $460.0 and $560.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period for four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at March 31, 2012.

As of March 31, 2012, the effective interest rate on the Revolving Credit Facility was 1.22%.

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

INDEX

As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company's common stock. During the three months ended March 31, 2011, the Company repurchased $122.3 of stock representing 1.4 shares. As of March 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase $462.1 of Company common stock.

As of March 31, 2012, the Company provided letters of credit aggregating $37.4, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

The Company had a $67.0 and $63.5 reserve for unrecognized income tax benefits, including interest and penalties as of March 31, 2012 and December 31, 2011, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively.

Zero-coupon Subordinated Notes

On March 13, 2012, the Company announced that for the period of March 12, 2012 to September 11, 2012, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 7, 2012, in addition to the continued accrual of the original issue discount.

On April 2, 2012, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2012, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, June 29, 2012. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

Credit Ratings

The Company's debt ratings of Baa2 from Moody's and BBB+ from Standard and Poor's contribute to its ability to access capital markets.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as interest rate swap agreements. Although, as set forth below, the Company's zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments, the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company's financial position or results of operations.

The Company's zero-coupon subordinated notes contain the following two features that are considered to be embedded derivative instruments under authoritative guidance in connection with accounting for derivative instruments and hedging activities:

1)
The Company will pay contingent cash interest on the zero-coupon subordinated notes after September 11, 2006, if the average market price of the notes equals 120% or more of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for a specified measurement period.

2)
Holders may surrender zero-coupon subordinated notes for conversion during any period in which the rating assigned to the zero-coupon subordinated notes by Standard & Poor's Ratings Services is BB- or lower.

Borrowings under the Company's revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements.

The Company's Ontario, Canada consolidated joint venture operates in Canada and, accordingly, the earnings and cash flows generated from the Ontario operations are subject to foreign currency exchange risk.

INDEX

The Company's wholly-owned subsidiary, Orchid, has operations in the United Kingdom and, accordingly the earnings and cash flows generated from Orchid's United Kingdom operation are subject to foreign currency risk.

The Alberta, Canada joint venture partnership operates in Canada and remits the Company's share of partnership income in Canadian dollars. Accordingly, the cash flow received from this affiliate is subject to foreign currency exchange risk.

ITEM 4. Controls and Procedures

As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2012, which is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I-Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2012, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 – January 31	0.5	$88.57	0.5	$44.5
February 1 – February 29	0.4	89.93	0.4	504.6
March 1 - March 31	0.5	89.90	0.5	462.1
	1.4	$89.47	1.4

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007, including the Board of Director's authorization on February 10, 2011 to purchase up to $500.0 of additional shares of the Company's common stock. As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase up to $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company's common stock. As of March 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase $462.1 of Company common stock. The repurchase authorization has no expiration date.

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

April 27, 2012