Form 10-K/A
period 2011-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2012-08-02
CIK 920148

Index

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A to Laboratory Corporation of America Holdings' Form 10-K for the fiscal year ended December 31, 2011 (the "Form 10-K") is to provide the conformed signature of PricewaterhouseCoopers LLP which was inadvertently omitted from Exhibit 23.1 and the Report of Independent Registered Public Accounting Firm which appears at page F-2 of the Consolidated Financial Statements. The Company obtained manually-signed copies of both the signed consent and report of PricewaterhouseCoopers LLP on February 23, 2012 before filing its Form 10-K on February 24, 2012.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 on Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Form 10-K/A should be read in conjunction with the Form 10-K and with the Company's filings with the SEC subsequent to the Form 10-K.

Index

Index

PART II

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

Index

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

(3)	Index to and List of Exhibits

Number	Description

23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

		By:	/s/ DAVID P. KING
David P. King
Chairman of the Board, President
and Chief Executive Officer
Dated:	August 2, 2012

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on August 2, 2012 in the capacities indicated.

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

/s/ PricewaterhouseCoopers LLP
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