Form 10-Q
period 2012-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2012-08-02
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2012
OR
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

The number of shares outstanding of the issuer's common stock is 95.9 million shares, net of treasury stock as of July 26, 2012.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$124.4	$159.3
Accounts receivable, net of allowance for doubtful accounts of $202.3 and $197.6 at June 30, 2012 and December 31, 2011, respectively	735.8	699.8
Supplies inventories	114.0	110.8
Prepaid expenses and other	68.1	79.6
Deferred income taxes	21.0	35.3
Total current assets	1,063.3	1,084.8
Property, plant and equipment, net	576.2	578.3
Goodwill, net	2,694.4	2,681.8
Intangible assets, net	1,588.6	1,620.7
Joint venture partnerships and equity method investments	79.0	76.8
Other assets, net	96.8	94.2
Total assets	$6,098.3	$6,136.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234.5	$257.8
Accrued expenses and other	349.6	404.1
Short-term borrowings and current portion of long-term debt	134.4	135.5
Total current liabilities	718.5	797.4
Long-term debt, less current portion	1,975.2	2,085.5
Deferred income taxes and other tax liabilities	525.6	502.7
Other liabilities	227.0	227.3
Total liabilities	3,446.3	3,612.9
Commitments and contingent liabilities
Noncontrolling interest	20.2	20.2
Shareholders’ equity:
Common stock, 95.8 and 97.8 shares outstanding at June 30, 2012 and December 31, 2011, respectively	11.5	11.7
Additional paid-in capital	—	—
Retained earnings	3,522.7	3,387.2
Less common stock held in treasury	(951.8)	(940.9)
Accumulated other comprehensive income	49.4	45.5
Total shareholders’ equity	2,631.8	2,503.5
Total liabilities and shareholders’ equity	$6,098.3	$6,136.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,423.4	$1,403.3	$2,846.7	$2,771.7
Cost of sales	843.9	815.1	1,691.1	1,615.1
Gross profit	579.5	588.2	1,155.6	1,156.6
Selling, general and administrative expenses	279.5	322.7	550.7	605.5
Amortization of intangibles and other assets	20.6	21.5	42.0	43.4
Restructuring and other special charges	3.4	18.3	(0.2)	46.2
Operating income	276.0	225.7	563.1	461.5
Other income (expenses):
Interest expense	(21.3)	(21.0)	(42.8)	(45.0)
Equity method income, net	8.0	2.6	12.3	4.1
Investment income	0.2	0.2	0.4	0.5
Other, net	(6.7)	(0.2)	(7.2)	(0.1)
Earnings before income taxes	256.2	207.3	525.8	421.0
Provision for income taxes	102.4	80.6	210.0	163.7
Net earnings	153.8	126.7	315.8	257.3
Less: Net earnings attributable to the noncontrolling interest	(0.5)	(3.8)	(0.9)	(7.3)
Net earnings attributable to Laboratory Corporation of America Holdings	$153.3	$122.9	$314.9	$250.0

Basic earnings per common share	$1.59	$1.22	$3.25	$2.49
Diluted earnings per common share	$1.56	$1.20	$3.19	$2.44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings	$153.8	$126.7	$315.8	$257.3

Foreign currency translation adjustments	(17.3)	7.6	6.4	30.7
Interest rate swap adjustments	—	—	—	2.4
Other comprehensive earnings (loss) before tax	(17.3)	7.6	6.4	33.1
Provision for income tax related to items of comprehensive earnings	6.8	(2.9)	(2.5)	(12.3)
Other comprehensive earnings (loss), net of tax	(10.5)	4.7	3.9	20.8
Comprehensive earnings	143.3	131.4	319.7	278.1
Less: Net earnings attributable to the noncontrolling interest	(0.5)	(3.8)	(0.9)	(7.3)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$142.8	$127.6	$318.8	$270.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2010	$12.2	$53.9	$3,246.6	$(934.9)	$88.5	$2,466.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	250.0	—	—	250.0
Other comprehensive earnings, net of tax	—	—	—	—	20.8	20.8
Issuance of common stock under employee stock plans	0.1	102.8	—	—	—	102.9
Surrender of restricted stock and performance share awards	—	—	—	(6.0)	—	(6.0)
Conversion of zero-coupon convertible debt	0.1	36.1	—	—	—	36.2
Stock compensation	—	25.5	—	—	—	25.5
Income tax benefit from stock options exercised	—	9.9	—	—	—	9.9
Purchase of common stock	(0.3)	(155.5)	(170.0)	—	—	(325.8)
BALANCE AT JUNE 30, 2011	$12.1	$72.7	$3,326.6	$(940.9)	$109.3	$2,579.8

BALANCE AT DECEMBER 31, 2011	$11.7	$—	$3,387.2	$(940.9)	$45.5	$2,503.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	314.9	—	—	314.9
Other comprehensive earnings, net of tax	—	—	—	—	3.9	3.9
Issuance of common stock under employee stock plans	0.1	43.4	—	—	—	43.5
Surrender of restricted stock and performance share awards	—	—	—	(10.9)	—	(10.9)
Conversion of zero-coupon convertible debt	—	—	—	—	—	—
Stock compensation	—	23.7	—	—	—	23.7
Income tax benefit from stock options exercised	—	5.8	—	—	—	5.8
Purchase of common stock	(0.3)	(72.9)	(179.4)	—	—	(252.6)
BALANCE AT JUNE 30, 2012	$11.5	$—	$3,522.7	$(951.8)	$49.4	$2,631.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$315.8	$257.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	112.8	115.9
Stock compensation	23.7	25.5
Loss on sale of assets	6.4	0.4
Accrued interest on zero-coupon subordinated notes	1.3	2.5
Cumulative earnings less than (in excess of) distributions from equity method investments	(3.3)	0.4
Deferred income taxes	33.3	(19.5)
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(35.0)	(58.4)
Increase in inventories	(3.3)	(2.7)
Decrease in prepaid expenses and other	11.5	24.7
Decrease in accounts payable	(23.3)	(57.3)
Increase (decrease) in accrued expenses and other	(56.5)	111.4
Net cash provided by operating activities	383.4	400.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68.3)	(75.2)
Proceeds from sale of assets	1.5	3.1
Deferred payments on acquisitions	(2.7)	(0.2)
Acquisition of licensing technology	(2.0)	—
Investments in equity affiliates	(4.9)	—
Acquisition of businesses, net of cash acquired	(25.2)	(45.0)
Net cash used for investing activities	(101.6)	(117.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	85.0	85.0
Payments on revolving credit facilities	(195.0)	(85.0)
Principal payments on term loan	—	(37.5)
Payments on zero-coupon subordinated notes	(2.5)	(149.1)
Increase in bank overdraft	—	6.0
Payments on long-term debt	—	(0.8)
Payment of debt issuance costs	—	(0.5)
Noncontrolling interest distributions	(0.7)	(2.7)
Excess tax benefits from stock based compensation	5.7	9.6
Net proceeds from issuance of stock to employees	43.4	102.9
Purchase of common stock	(252.6)	(322.8)
Net cash used for financing activities	(316.7)	(394.9)
Effect of exchange rate changes on cash and cash equivalents	—	0.2
Net decrease in cash and cash equivalents	(34.9)	(111.8)
Cash and cash equivalents at beginning of period	159.3	230.7
Cash and cash equivalents at end of period	$124.4	$118.9

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

New Accounting Pronouncements:

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. Specifically, this literature requires an entity to present components of net earnings and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The authoritative guidance eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity. While the authoritative guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net earnings or other comprehensive income under current accounting guidance. The Company adopted this guidance during the first quarter of 2012 and elected to present comprehensive income in two separate, but consecutive statements and has applied the new presentation to the prior period presented. The adoption of this authoritative guidance in the first quarter of fiscal 2012 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$153.3	96.3	$1.59	$122.9	100.6	$1.22	$314.9	96.8	$3.25	$250.0	100.4	$2.49
Dilutive effect of employee stock options and awards	—	1.0		—	1.3		—	1.1		—	1.3
Effect of convertible debt, net of tax	—	0.7		—	0.9		—	0.7		—	0.9
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$153.3	98.0	$1.56	$122.9	102.8	$1.20	$314.9	98.6	$3.19	$250.0	102.6	$2.44

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	2.2	1.4	1.8	1.2

3.	NONCONTROLLING INTEREST PUTS

On October 14, 2011, the Company issued notice to a noncontrolling interest holder in the Ontario partnership of its intent to purchase the holder's partnership units in accordance with the terms of the partnership agreement. On November 28, 2011, this purchase was completed for a total purchase price of $147.9 (CN151.7) as outlined in the partnership agreement (CN$147.8 plus certain adjustments relating to cash distribution hold backs made to finance business acquisitions and capital expenditures). The purchase of these additional partnership units brings the Company's percentage interest owned to 98.20%.

The contractual value of the remaining put, in excess of the current noncontrolling interest of $4.0 totals $16.2 at June 30, 2012 and has been classified as mezzanine equity in the Company’s condensed consolidated balance sheet.

Net sales of the Ontario partnership were $83.8 (CN$84.6) and $80.8 (CN$78.1) for the three months ended June 30, 2012 and 2011 respectively, and $166.6 (CN$167.5) and $154.9 (CN$151.2) for the six months ended June 30, 2012 and 2011 respectively.

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first six months of 2012, the Company recorded a net credit of $0.2 in restructuring and other special charges. The Company reversed previously established reserves of $4.8 in unused severance and $2.9 in unused facility related costs. This net credit also includes charges of $6.2 related to severance and other personnel costs along with $1.3 in net facility-related costs primarily associated with the ongoing integration activities of Clearstone Central Laboratories, Orchid and the Integrated Genetics Division (formerly Genzyme Genetics*) and costs associated with the previously announced termination of an executive vice president.

As part of the Clearstone integration, the Company also recorded a $6.9 loss on the disposal of one of its European subsidiaries in Other, net under Other income (expenses) during the three months ended June 30, 2012.

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

5.	RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2011	$8.4	$22.6	$31.0
Restructuring charges	6.2	1.3	7.5
Reduction of prior restructuring accruals	(4.8)	(2.9)	(7.7)
Cash payments and other adjustments	(6.3)	(1.8)	(8.1)
Balance as of June 30, 2012	$3.5	$19.2	$22.7
Current			$9.4
Non-current			13.3
			$22.7

6.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2012 and for the year ended December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Balance as of January 1	$2,681.8	$2,601.3
Goodwill acquired during the period	15.4	86.2
Adjustments to goodwill	(2.8)	(5.7)
Balance at end of period	$2,694.4	$2,681.8

The components of identifiable intangible assets are as follows:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,191.5	$(454.5)	$1,187.5	$(426.8)
Patents, licenses and technology	146.6	(94.2)	144.9	(88.3)
Non-compete agreements	28.9	(17.2)	28.1	(14.8)
Trade names	129.3	(67.3)	129.2	(61.3)
Canadian licenses	725.5	—	722.2	—
	$2,221.8	$(633.2)	$2,211.9	$(591.2)

Amortization of intangible assets for the three and six months ended June 30, 2012 was $20.6 and $42.0, respectively, and $21.5 and $43.4 for the three and six months ended June 30, 2011, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $42.2 for the remainder of fiscal 2012, $78.9 in fiscal 2013, $76.1 in fiscal 2014, $72.6 in fiscal 2015, $67.2 in fiscal 2016 and $526.6 thereafter.

The Ontario operation had $725.5 and $722.2 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of June 30, 2012 and December 31, 2011, respectively.

7.	DEBT

Short-term borrowings and the current portion of long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Zero-coupon convertible subordinated notes	$134.4	$135.5
Total short-term borrowings and current portion of long-term debt	$134.4	$135.5

Long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Revolving credit facility	$450.0	$560.0
Senior notes due 2013	350.2	350.5
Senior notes due 2015	250.0	250.0
Senior notes due 2016	325.0	325.0
Senior notes due 2020	600.0	600.0
Total long-term debt	$1,975.2	$2,085.5

Zero-coupon Subordinated Notes

During the six months ended June 30, 2012, the Company settled notices to convert $3.0 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $3.6. The total cash used for these settlements was $2.5 and the Company also issued twelve thousand five hundred thirty-three additional shares of common stock.

On March 13, 2012, the Company announced that for the period of March 12, 2012 to September 11, 2012, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 7, 2012, in addition to the continued accrual of the original issue discount.

On July 2, 2012, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2012, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, September 28, 2012. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

Credit Facilities

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at June 30, 2012. As of June 30, 2012, the ratio of total debt to consolidated EBITDA was 1.6 to 1.0.

     As of June 30, 2012, the effective interest rate on the Revolving Credit Facility was 1.22%.

8.	PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2012.

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2011	120.0	(22.2)	97.8
Common stock issued under employee stock plans	1.0	—	1.0
Common stock issued upon conversion of zero-coupon subordinated notes	—	—	—
Surrender of restricted stock and performance share awards	—	(0.1)	(0.1)
Retirement of common stock	(2.9)	—	(2.9)
Common shares at June 30, 2012	118.1	(22.3)	95.8

Share Repurchase Program

As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. During the six months ended June 30, 2012, the Company purchased 2.9 shares of its common stock at a total cost of $252.6. As of June 30, 2012, the Company had outstanding authorization from the Board of Directors to purchase $331.9 of Company common stock.

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

The gross unrecognized income tax benefits were $55.8 and $52.7 at June 30, 2012 and December 31, 2011, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of June 30, 2012 and December 31, 2011, $56.4 and $53.3, respectively, are the approximate amounts of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.6 and $10.8 as of June 30, 2012 and December 31, 2011, respectively.

The valuation allowance provided as a reserve against certain deferred tax assets is $19.8 and $14.4 at June 30, 2012 and December 31, 2011, respectively. The increase in the valuation allowance during 2012 is primarily due to current year-to-date foreign losses whereby a full valuation allowance has been provided.

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

The Company is unable to estimate a range of reasonably probable loss for cases described in more detail below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these cases, however, the Company does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company's financial condition, though the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

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

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. ("Hunter Labs Settlement Agreement"), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0). The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011 through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payors. The details of the new reimbursement rate setting methodology will be determined by DHCS over the next year through a process that will include stakeholder input. The bill further provides that (1) until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10% payment reduction imposed by statute in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80% of the lowest maximum allowance established under the federal Medicare program, and (2) Section 51501(a) shall not apply for a period of 12 months following implementation of this 10% reduction, while the new rates are being developed. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this new California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.

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

In addition, the Company has received three other subpoenas since 2007 related to Medicaid billing. In June 2010, the Company received a subpoena from the State of Florida Office of the Attorney General requesting documents related to its billing to Florida Medicaid. In February 2009, the Company received a subpoena from the Commonwealth of Virginia Office of the Attorney General seeking documents related to the Company's billing to state Medicaid. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. The Company is cooperating with these requests.

The Company also responded to a September 2009 subpoena from the United States Department of Health & Human Services Office of Inspector General's regional office in Massachusetts regarding certain of its billing practices. The Company completed

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

its response to the subpoena and in April 2012 the matter was closed.

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

Three shareholder class actions, Silverberg v. Bologna, et al., Nannetti v. Bologna, and Locke v. Orchid Cellmark, Inc., et al., were filed in the Court of Chancery of the State of Delaware and subsequently consolidated into one action, In re Orchid Cellmark Shareholder Litig. The consolidated action challenges the Orchid acquisition on grounds of alleged breaches of fiduciary duty and/or other violations of state law. On May 4, 2011, the plaintiffs in the consolidated action filed a motion for preliminary injunction seeking to enjoin the transaction. On May 12, 2011, the Court of Chancery denied the motion for preliminary injunction, and plaintiffs' motion for an expedited appeal was subsequently denied on May 16, 2011. Since that time, there has been no substantive activity in the Delaware litigation. Three similar putative class action lawsuits filed against Orchid in the Superior Court of New Jersey Chancery Division, Mercer County and another similar case filed in the United States District Court for the District of New Jersey were voluntarily dismissed.

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

The Company is a defendant in two putative class actions related to overtime pay. In September 2011, a putative class action, Peggy Bryant v. Laboratory Corporation of America Holdings, was filed against the Company in the United States District Court for the Southern District of West Virginia, alleging on behalf of employees similarly situated that the Company violated the Federal Fair Labor Standards Act and applicable state wage laws by failing to pay overtime. The complaint seeks monetary damages, liquidated damages equal to the alleged amount owed, costs, injunctive relief, and attorney's fees. In April 2012, a putative class action, Beverly C. Plaza v. Laboratory Corporation of America Holdings, was filed against the Company in the United States District Court for the Western District of Tennessee, alleging on behalf of employees similarly situated that the Company violated the Federal Fair Labor Standards Act and applicable state wage laws by failing to pay overtime. The complaint seeks monetary damages, liquidated damages equal to the alleged amount owed, costs, injunctive relief, and attorney's fees. The Company intends to vigorously contest these cases. In December 2011, a putative class action, Debra Rivera v. Laboratory Corporation of America Holdings, was filed against the Company in the United States District Court for the Middle District of Florida alleging on behalf of employees similarly situated that the Company violated the Federal Fair Labor Standards Act by failing to pay overtime. The complaint sought monetary damages, liquidated damages equal to the alleged amount owed, costs, and attorney's fees. The case was dismissed with prejudice in July 2012.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

In June 2012, the Company and MEDTOX Scientific, Inc. ("MEDTOX") announced that they had entered into a definitive agreement and plan of merger under which the Company would acquire all the outstanding shares of MEDTOX in a cash tender offer. The review period under the Hart Scott-Rodino Antitrust Improvements Act of 1976 ("HSR") applicable to the acquisition of MEDTOX expired on July 12, 2012, and the transaction closed on July 31, 2012.

Three shareholder class actions, Carol A. Kiel v. Braun, et al, Louise Perlman v. MEDTOX Scientific, et al., and John Siciliano v. MEDTOX Scientific, Inc., et al., were filed in connection with the acquisition of MEDTOX in the County of Ramsey, Second Judicial District for the State of Minnesota. The lawsuits challenged the MEDTOX acquisition on grounds of alleged breaches of fiduciary duty and/or other violations of state law. The Company and its merger subsidiary were named only in the Kiel and Perlman cases. On July 20, 2012, the parties, through their counsel, executed a Memorandum of Understanding setting forth their agreement in principle to settle all three of the putative shareholder class actions. Under the terms of the proposed settlement, all claims asserted against all defendants will be dismissed with prejudice. The proposed settlement is subject to court approval. The Company also anticipates that counsel for the plaintiffs will seek an award of attorney's fees and expenses in an amount to be determined by the court.

On June 7, 2012, the Company was served with a putative class action lawsuit, Yvonne Jansky v. Laboratory Corporation of America, et al., filed in the Superior Court of the State of California, County of San Francisco. The lawsuit alleges that the defendants committed unlawful and unfair business practices, and violated various other state laws by changing screening codes to diagnostic codes on laboratory test orders, thereby resulting in customers being responsible for co-payments and other debts. The lawsuit seeks injunctive relief, actual and punitive damages, as well as recovery of attorney's fees, and legal expenses. The Company will vigorously defend the lawsuit.

On June 7, 2012, the Company was served with a putative class action lawsuit, Ann Baker Pepe v. Genzyme Corporation and Laboratory Corporation of America Holdings, filed in the United States District Court for the District of Massachusetts. The lawsuit alleges that the defendants failed to preserve DNA samples allegedly entrusted to the defendants and thereby breached a written agreement with plaintiff and violated state laws. The lawsuit seeks injunctive relief, actual, double and treble damages, as well as recovery of attorney's fees and legal expenses. The Company will vigorously defend the lawsuit.

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of June 30, 2012, the Company had provided letters of credit aggregating approximately $37.4, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

11.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $11.8 and $10.7 for the three months ended June 30, 2012 and 2011, respectively, and $24.3 and $22.4 for the six months ended June 30, 2012 and 2011, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost for benefits earned	$0.6	$0.7	$1.2	$1.3
Interest cost on benefit obligation	3.7	4.2	7.4	8.6
Expected return on plan assets	(4.2)	(4.8)	(8.6)	(9.3)
Net amortization and deferral	2.9	2.0	6.0	3.7
Defined benefit plan costs	$3.0	$2.1	$6.0	$4.3

During the six months ended June 30, 2012, the Company contributed $4.5 to its defined benefit retirement plan.

The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost for benefits earned	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	0.6	0.5	1.2	1.1
Net amortization and deferral	—	—	—	—
Postretirement medical plan costs	$0.7	$0.6	$1.4	$1.3

12.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2012 and December 31, 2011 is as follows:

		Fair Value Measurements as of
	Fair Value as of	June 30, 2012
		Using Fair Value Hierarchy
	June 30, 2012	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.2	$—	$20.2	$—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2011
		Using Fair Value Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.2	$—	$20.2	$—

The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $199.5 and $190.2 as of June 30, 2012 and December 31, 2011, respectively. The fair market value of the senior notes, based on market pricing, was approximately $1,645.6 and $1,624.4 as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the estimated fair market value of the Company’s variable rate debt approximated its book value of $450.0 and $560.0, respectively. The Company's note and debt instruments are considered level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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

The Company believes these embedded derivatives had no fair value at June 30, 2012 and December 31, 2011. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011.

The following table summarizes the effect of the interest rate swap on other comprehensive income for the six months ended June 30, 2012 and 2011:

	2012	2011
Effective portion of derivative gain	$—	$2.4

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2012	2011
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$39.8	$39.4
Income taxes, net of refunds	163.7	148.4
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	$—	$36.2
Accrued repurchases of common stock	—	3.0

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

15.	BUSINESS ACQUISITIONS

On June 4, 2012, the Company and MEDTOX, a provider of high quality specialized laboratory testing services and on-site/point-of-collection testing (POCT) devices, announced that they had entered into a definitive merger agreement under which the Company would acquire MEDTOX for a purchase price of $27.00 per share in cash, representing a total enterprise value of approximately $241.0.

The transaction was subject to customary closing conditions including the expiration or early termination of the HSR waiting period and approval by MEDTOX's stockholders. On July 12, 2012, the Federal Trade Commission granted early termination of the waiting period. On July 31, 2012, MEDTOX stockholders voted to approve the merger agreement. On July 31, 2012 the Company completed its acquisition of MEDTOX for $248.2 in cash, excluding transaction fees.

During the six months ended June 30, 2012, the Company acquired various laboratories and related assets for approximately $25.2 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.

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

7.
failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set by the proposed compliance date of October 1, 2014, could negatively impact the Company's reimbursement and profitability;

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

GENERAL (dollars in millions, except per share data)

During the second quarter of 2012 the Company was able to grow its revenue in a challenging economic environment. Net sales for the three months ended June 30, 2012 increased 1.4% in comparison to the same period in 2011 on essentially flat volume and a 1.5% increase in revenue per requisition. The Company's acquisition of Orchid in December 2011 increased revenue and volume by 1.1% and 0.4%, respectively, in the second quarter of 2012 compared to 2011.

INDEX

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Net Sales

	Three Months Ended June 30,
	2012	2011	% Change
Net sales
Routine Testing	$814.4	$790.5	3.0%
Genomic and Esoteric Testing	525.2	532.0	(1.3)%
Ontario, Canada	83.8	80.8	3.7%
Total	$1,423.4	$1,403.3	1.4%

	Number of Requisitions Three Months Ended June 30,
	2012	2011	% Change
Volume
Routine Testing	21.2	21.5	(1.4)%
Genomic and Esoteric Testing	7.6	7.5	1.3%
Ontario, Canada	2.6	2.4	7.2%
Total	31.4	31.4	—%

	Three Months Ended June 30,
	2012	2011	% Change
Revenue Per Requisition
Routine Testing	$38.42	$36.76	4.5%
Genomic and Esoteric Testing	69.10	70.91	(2.6)%
Ontario, Canada	32.70	33.80	(3.3)%
Total	$45.39	$44.70	1.5%

The increase in net sales for the three months ended June 30, 2012 as compared with the corresponding 2011 period was driven primarily by the Orchid acquisition along with positive revenue per requisition growth in routine testing and Ontario, Canada. Genomic and esoteric testing volume as a percentage of total volume increased from 23.9% in 2011 to 24.2% in 2012. Volume growth for genomic and esoteric testing was primarily due to the incremental revenue and volume from Orchid as well as growth in the recently launched NuSwabsm series of women's health tests. The decline in price in genomic and esoteric testing is a result of a lower mix of reproductive and histology testing during the quarter. Net sales of the Ontario partnership were $83.8 for the three months ended June 30, 2012 compared to $80.8 in the corresponding 2011 period, an increase of $3.0, or 3.7%. Net sales of the Ontario partnership were negatively impacted by a stronger U.S. dollar in 2012 as compared with 2011. In Canadian dollars, net sales of the Ontario partnership increased by CN$6.5, or 8.3%.

Cost of Sales	Three Months Ended June 30,
	2012	2011	% Change
Cost of sales	$843.9	$815.1	3.5%
Cost of sales as a % of sales	59.3%	58.1%

Cost of sales (primarily laboratory and distribution costs) increased 3.5% in the 2012 period as compared with the 2011 period primarily due to incremental costs from acquisitions including Orchid, increases in labor, and the continued shift in test mix to genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 59.3% in 2012 from 58.1% in 2011. The

INDEX

increase in cost of sales as a percentage of net sales is primarily due to lower margins on acquired operations that have not yet been fully integrated as well as the impact of flat volume growth.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2012	2011	% Change
Selling, general and administrative expenses	$279.5	$322.7	(13.4)%
Selling, general and administrative expenses as a % of sales	19.6%	23.0%

Selling, general and administrative expenses as a percentage of net sales decreased to 19.6% in the second quarter of 2012 as compared to 23.0% in 2011. The decrease in selling, general and administrative expenses as a percentage of net sales is partially due to expense management and to efficiencies from acquired operations that are being integrated into the Company's operating cost structure. Additionally, bad debt expense decreased to 4.4% of net sales in 2012 as compared with 4.7% in 2011 primarily due to improved collection trends resulting from process improvement programs within the Company's billing department and field operations. Finally, during the second quarter of 2011, the Company recorded the settlement of the Hunter Labs litigation in California for $34.5 ($49.5 settlement less previously recorded reserves of $15.0) in selling, general and administrative expenses.

Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2012	2011	% Change
Amortization of intangibles and other assets	$20.6	$21.5	(4.2)%

The decrease in amortization of intangibles and other assets primarily reflects certain intangible assets that became fully amortized during 2012, partially offset by an increase from certain acquisitions that closed during the first six months of 2012 and during the second half of 2011.

Restructuring and Other Special Charges

	Three Months Ended June 30,
	2012	2011	% Change
Restructuring and other special charges	$3.4	$18.3	(81.4)%

During the second quarter of 2012, the Company recorded net restructuring and other special charges of $3.4. Of this amount, $4.5 related to net severance and other personnel costs, and $0.4 pertained to net facility-related costs primarily associated with the ongoing integration activities of Clearstone Central Laboratories and costs associated with the previously announced termination of an executive vice president. These charges were partially offset by the reversal of previously established reserves of $1.0 in unused severance and $0.5 in unused facility related costs.

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

From time to time, the Company implements cost savings initiatives. These initiatives result from the integration of recently acquired businesses and from reducing the number of facilities and employees in an effort to balance the Company's cost of operations with current test volume trends while maintaining the high quality of its services that the marketplace demands. It is difficult to determine the nature, timing and extent of these activities until adequate planning has been completed and reviewed. The continuing economic downturn being experienced in the United States and globally has had an impact on the Company's volume. The Company believes that any restructuring costs which may be incurred in the latter half of 2012 will be more than offset by subsequent savings realized from these potential actions and that any related restructuring charges will not have a material impact on the Company's operations or liquidity.

INDEX

Interest Expense	Three Months Ended June 30,
	2012	2011	% Change
Interest expense	$21.3	$21.0	1.4%

During December 2011, the Company replaced its Term Loan Facility with a new Revolving Credit Facility. The increase in interest expense for 2012 as compared with 2011 is due to higher outstanding borrowings on the Revolving Credit Facility in the second quarter of 2012 compared with outstanding borrowings on the Term Loan Facility during the second quarter of 2011. This increase was partially offset by the Revolving Credit Facility's lower effective interest rate during the second quarter of 2012 compared with the effective interest rate on the Term Loan Facility during the second quarter of 2011.

Equity Method Income

	Three Months Ended June 30,
	2012	2011	% Change
Equity method income	$8.0	$2.6	207.7%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in income in the second quarter of 2012 compared with the 2011 period is primarily due to the Company's share of losses during the second quarter of 2011 in the Cincinnati, Ohio joint venture (liquidation initiated in the second half of 2011) and the Canada, China, Singapore and Western Europe equity method investments (acquired by the Company in the second half of 2011). In addition, in conjunction with the liquidation of one its joint ventures, the Company recorded a $2.9 million increase in equity method income during the second quarter of 2012.

Income Tax Expense	Three Months Ended June 30,
	2012	2011	% Change
Income tax expense	$102.4	$80.6	27.0%
Income tax expense as a % of income before tax	40.0%	38.9%

The increase in the effective tax rate for 2012 compared with 2011 is due to higher losses from foreign operations in 2012 that currently are non-deductible, as well as increases in the amount of non-deductible employee stock purchase plan expenses.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Net Sales

	Six Months Ended June 30,
	2012	2011	% Change
Net sales
Routine Testing	$1,610.6	$1,566.5	2.8%
Genomic and Esoteric Testing	1,069.5	1,050.3	1.8%
Ontario, Canada	166.6	154.9	7.5%
Total	$2,846.7	$2,771.7	2.7%

INDEX

	Number of Requisitions Six Months Ended June 30,
	2012	2011	% Change
Volume
Routine Testing	42.8	42.8	—%
Genomic and Esoteric Testing	15.2	14.7	3.0%
Ontario, Canada	5.0	4.7	6.9%
Total	63.0	62.2	1.3%

	Six Months Ended June 30,
	2012	2011	% Change
Revenue Per Requisition
Routine Testing	$37.58	$36.60	2.7%
Genomic and Esoteric Testing	70.54	71.36	(1.1)%
Ontario, Canada	33.40	33.19	0.6%
Total	$45.18	$44.57	1.4%

The increase in net sales for the six months ended June 30, 2012 as compared with the corresponding 2011 period was driven primarily by the Orchid acquisition and by contributions from the milder winter weather experienced in the first quarter of 2012, along with positive volume growth in genomic and esoteric testing and Ontario, Canada. Genomic and esoteric testing volume as a percentage of total volume increased from 23.7% in 2011 to 24.1% in 2012. Volume growth for genomic and esoteric testing was primarily due to the incremental volume from Orchid as well as growth in the NuSwabsm series of women's health tests. The decline in price in genomic and esoteric testing is a result of a lower mix of reproductive and histology testing during the quarter. Net sales of the Ontario partnership were $166.6 for the six months ended June 30, 2012 compared to $154.9 in the corresponding 2011 period, an increase of $11.7, or 7.6%. Net sales of the Ontario partnership were negatively impacted by a stronger U.S. dollar in 2012 as compared with 2011. In Canadian dollars, net sales of the Ontario partnership increased by CN$16.3, or 10.8%.

Cost of Sales	Six Months Ended June 30,
	2012	2011	% Change
Cost of sales	$1,691.1	$1,615.1	4.7%
Cost of sales as a % of sales	59.4%	58.3%

Cost of sales (primarily laboratory and distribution costs) increased 4.7% in the 2012 period as compared with the 2011 period primarily due to incremental costs from acquisitions including Orchid, increases in labor, and the continued shift in test mix to genomic and esoteric testing. As a percentage of net sales, cost of sales increased to 59.4% in 2012 from 58.3% in 2011. The increase in cost of sales as a percentage of net sales is primarily due to lower margins on acquired operations that have not yet been fully integrated as well as flat volume growth.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2012	2011	% Change
Selling, general and administrative expenses	$550.7	$605.5	(9.1)%
Selling, general and administrative expenses as a % of sales	19.3%	21.8%

Selling, general and administrative expenses as a percentage of net sales decreased to 19.3% in the six month period of 2012 compared to 21.8% in 2011. The decrease in selling, general and administrative expenses as a percentage of net sales is partially due to expense management and to efficiencies from acquired operations that are being integrated into the Company's operating cost structure. Additionally, bad debt expense decreased to 4.4% of net sales in 2012 as compared with 4.7% in 2011 primarily due to improved collection trends resulting from process improvement programs within the Company's billing department and field operations. Finally, during the first six months of 2011, the Company recorded the settlement of the Hunter Labs litigation in Ca

INDEX

lifornia for $34.5 ($49.5 settlement less previously recorded reserves of $15.0) in selling, general and administrative expenses.

Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2012	2011	% Change
Amortization of intangibles and other assets	$42.0	$43.4	(3.2)%

The decrease in amortization of intangibles and other assets primarily reflects certain intangible assets that became fully amortized during 2012, partially offset by an increase from certain acquisitions that closed during the first six months of 2012 and during the year 2011.

Restructuring and Other Special Charges

	Six Months Ended June 30,
	2012	2011	% Change
Restructuring and other special charges	$(0.2)	$46.2	N/A

During the first six months of 2012, the Company recorded a net credit of $0.2 in restructuring and other special charges. The Company reversed previously established reserves of $4.8 in unused severance and $2.9 in unused facility related costs. This net credit also includes charges of $6.2 related to severance and other personnel costs along with $1.3 in net facility-related costs primarily associated with the ongoing integration activities of Clearstone Central Laboratories, Orchid and the Integrated Genetics Division (formerly Genzyme Genetics) and costs associated with the previously announced termination of an executive vice president.

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

Interest Expense	Six Months Ended June 30,
	2012	2011	% Change
Interest expense	$42.8	$45.0	(4.9)%

The decrease in interest expense for 2012 as compared with 2011 is due to the settlement of approximately $155.1 of the zero-coupon subordinated notes during 2011. In addition, during December 2011, the Company replaced its Term Loan Facility with a new Revolving Credit Facility. The new Revolving Credit Facility had a lower effective interest rate during the first six month period of 2012 compared with the effective interest rate on the Term Loan Facility during the same period of 2011.

Equity Method Income

	Six Months Ended June 30,
	2012	2011	% Change
Equity method income	$12.3	$4.1	200.0%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in income in the first six months of 2012 compared with the same 2011 period is primarily due to the Company's share of losses during the first six months of 2011 in the Cincinnati, Ohio joint venture (liquidation initiated in the second half of 2011) and the Canada, China, Singapore and Western Europe equity method investments (acquired by the Company in the second half of 2011). In addition, in conjunction with the liquidation of one its joint ventures,

INDEX

the Company recorded a $2.9 million increase in equity method income during the second quarter of 2012.

Income Tax Expense	Six Months Ended June 30,
	2012	2011	% Change
Income tax expense	$210.0	$163.7	28.3%
Income tax expense as a % of income before tax	39.9%	38.9%

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

On July 31, 2012, the Company completed its acquisition of MEDTOX for $248.2 in cash, excluding transaction fees. The acquisition was financed through borrowings from the Company’s Revolving Credit Facility and cash on hand. The Company believes that it will generate sufficient cash from operations, in combination with available borrowing capacity to satisfy its $350.0 Senior Note maturity in early 2013. In the event that the Company needs additional liquidity, it believes it can readily access the debt capital markets.

Operating Activities

During the six months ended June 30, 2012 and 2011, the Company's operations provided $383.4 and $400.2 of cash, respectively, reflecting the Company's solid business results. The decrease in the Company's cash flow from operations primarily resulted from the timing of payments on accrued employee compensation and related benefits at the end of each quarter along with a $15.3 increase in the amount of net income taxes paid in 2012 as compared to 2011. The Company continues to focus on efforts to increase cash collections from all payers and to generate on-going improvements to the claim submission processes.

Investing Activities

Capital expenditures were $68.3 and $75.2 for the six months ended June 30, 2012 and 2011, respectively. The Company expects capital expenditures of approximately $155.0 in 2012. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility as needed.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at June 30, 2012 and December 31, 2011 were $450.0 and $560.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period for four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at June 30, 2012. As of June 30, 2012, the ratio of total debt to consolidated EBITDA was 1.6 to 1.0.

INDEX

As of June 30, 2012, the effective interest rate on the Revolving Credit Facility was 1.22%.

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

As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company's common stock. During the six months ended June 30, 2011, the Company repurchased $252.6 of stock representing 2.9 shares. As of June 30, 2012, the Company had outstanding authorization from the Board of Directors to purchase $331.9 of Company common stock.

As of June 30, 2012, the Company provided letters of credit aggregating $37.4, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

The Company had a $66.4 and $63.5 reserve for unrecognized income tax benefits, including interest and penalties as of June 30, 2012 and December 31, 2011, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.

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

On July 2, 2012, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2012, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, September 28, 2012. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

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

INDEX

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

ITEM 4. Controls and Procedures

As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012, which is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended June 30, 2012, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 – April 30	0.5	$89.61	0.5	$422.2
May 1 – May 31	0.5	86.02	0.5	375.8
June 1 – June 30	0.5	86.94	0.5	331.9
	1.5	$87.40	1.5

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007, including the Board of Director's authorization on February 10, 2011 to purchase up to $500.0 of additional shares of the Company's common stock. As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase up to $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company's common stock. As of June 30, 2012, the Company had outstanding authorization from the Board of Directors to purchase $331.9 of Company common stock. The repurchase authorization has no expiration date.

INDEX

Item 6. Exhibits

(a)	Exhibits
10.32	Laboratory Corporation of America Holdings 2012 Omnibus Incentive Plan (incorporated by reference herein to the Company's Current Report on Form 8-K filed on May 2, 2012)
10.33	Fourth Amendment to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated by reference herein to the Company's Current Report on Form 8-K filed on May 2, 2012)
12.1*	Ratio of earnings to fixed charges
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

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

August 2, 2012