Form 10-Q
period 2012-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2012-10-30
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2012
OR
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

The number of shares outstanding of the issuer's common stock is 94.6 million shares, net of treasury stock as of October 24, 2012.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$466.0	$159.3
Accounts receivable, net of allowance for doubtful accounts of $207.6 and $197.6 at September 30, 2012 and December 31, 2011, respectively	768.9	699.8
Supplies inventories	118.9	110.8
Prepaid expenses and other	78.2	79.6
Deferred income taxes	23.8	35.3
Total current assets	1,455.8	1,084.8
Property, plant and equipment, net	612.2	578.3
Goodwill, net	2,877.4	2,681.8
Intangible assets, net	1,672.5	1,620.7
Joint venture partnerships and equity method investments	80.7	76.8
Other assets, net	115.7	94.2
Total assets	$6,814.3	$6,136.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247.4	$257.8
Accrued expenses and other	386.9	404.1
Short-term borrowings and current portion of long-term debt	485.1	135.5
Total current liabilities	1,119.4	797.4
Long-term debt, less current portion	2,175.0	2,085.5
Deferred income taxes and other tax liabilities	558.9	502.7
Other liabilities	223.4	227.3
Total liabilities	4,076.7	3,612.9
Commitments and contingent liabilities
Noncontrolling interest	20.9	20.2
Shareholders’ equity:
Common stock, 94.9 and 97.8 shares outstanding at September 30, 2012 and December 31, 2011, respectively	11.4	11.7
Additional paid-in capital	—	—
Retained earnings	3,587.5	3,387.2
Less common stock held in treasury	(951.8)	(940.9)
Accumulated other comprehensive income	69.6	45.5
Total shareholders’ equity	2,716.7	2,503.5
Total liabilities and shareholders’ equity	$6,814.3	$6,136.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$1,419.4	$1,404.5	$4,266.1	$4,176.2
Cost of sales	863.3	836.0	2,554.4	2,451.1
Gross profit	556.1	568.5	1,711.7	1,725.1
Selling, general and administrative expenses	285.1	283.8	835.8	889.3
Amortization of intangibles and other assets	21.1	21.2	63.1	64.6
Restructuring and other special charges	4.8	24.1	4.6	70.3
Operating income	245.1	239.4	808.2	700.9
Other income (expenses):
Interest expense	(24.1)	(20.3)	(66.9)	(65.3)
Equity method income, net	5.1	2.5	17.4	6.6
Investment income	0.3	0.2	0.7	0.7
Other, net	0.5	(1.7)	(6.7)	(1.8)
Earnings before income taxes	226.9	220.1	752.7	641.1
Provision for income taxes	78.5	82.5	288.5	246.2
Net earnings	148.4	137.6	464.2	394.9
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(3.3)	(1.3)	(10.6)
Net earnings attributable to Laboratory Corporation of America Holdings	$148.0	$134.3	$462.9	$384.3

Basic earnings per common share	$1.56	$1.34	$4.81	$3.82
Diluted earnings per common share	$1.53	$1.31	$4.72	$3.76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$148.4	$137.6	$464.2	$394.9

Foreign currency translation adjustments	32.7	(63.3)	39.1	(32.6)
Interest rate swap adjustments	—	—	—	2.4
Other comprehensive earnings (loss) before tax	32.7	(63.3)	39.1	(30.2)
Provision for income tax related to items of comprehensive earnings	(12.5)	24.1	(15.0)	11.8
Other comprehensive earnings (loss), net of tax	20.2	(39.2)	24.1	(18.4)
Comprehensive earnings	168.6	98.4	488.3	376.5
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(3.3)	(1.3)	(10.6)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$168.2	$95.1	$487.0	$365.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2010	$12.2	$53.9	$3,246.6	$(934.9)	$88.5	$2,466.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	384.3	—	—	384.3
Other comprehensive earnings, net of tax	—	—	—	—	(18.4)	(18.4)
Issuance of common stock under employee stock plans	0.1	111.2	—	—	—	111.3
Surrender of restricted stock and performance share awards	—	—	—	(6.0)	—	(6.0)
Conversion of zero-coupon convertible debt	0.1	36.1	—	—	—	36.2
Stock compensation	—	37.2	—	—	—	37.2
Income tax benefit from stock options exercised	—	10.2	—	—	—	10.2
Purchase of common stock	(0.5)	(248.6)	(228.7)	—	—	(477.8)
BALANCE AT SEPTEMBER 30, 2011	$11.9	$—	$3,402.2	$(940.9)	$70.1	$2,543.3

BALANCE AT DECEMBER 31, 2011	$11.7	$—	$3,387.2	$(940.9)	$45.5	$2,503.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	462.9	—	—	462.9
Other comprehensive earnings, net of tax	—	—	—	—	24.1	24.1
Issuance of common stock under employee stock plans	0.1	75.0	—	—	—	75.1
Surrender of restricted stock and performance share awards	—	—	—	(10.9)	—	(10.9)
Conversion of zero-coupon convertible debt	—	—	—	—	—	—
Stock compensation	—	34.8	—	—	—	34.8
Income tax benefit from stock options exercised	—	7.7	—	—	—	7.7
Purchase of common stock	(0.4)	(117.5)	(262.6)	—	—	(380.5)
BALANCE AT SEPTEMBER 30, 2012	$11.4	$—	$3,587.5	$(951.8)	$69.6	$2,716.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$464.2	$394.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	170.4	173.6
Stock compensation	34.8	37.2
Loss on sale of assets	5.3	1.2
Accrued interest on zero-coupon subordinated notes	2.0	3.2
Cumulative earnings in excess of distributions from equity method investments	(2.7)	(0.3)
Deferred income taxes	44.9	(11.0)
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(49.2)	(65.9)
Increase in inventories	(4.3)	(0.9)
Decrease in prepaid expenses and other	3.5	10.5
Decrease in accounts payable	(19.4)	(40.8)
Increase (decrease) in accrued expenses and other	(62.3)	75.3
Net cash provided by operating activities	587.2	577.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(112.4)	(115.6)
Proceeds from sale of assets	2.9	3.6
Deferred payments on acquisitions	(2.7)	(0.7)
Acquisition of licensing technology	(2.1)	—
Investments in equity affiliates	(14.9)	—
Acquisition of businesses, net of cash acquired	(283.1)	(46.3)
Net cash used for investing activities	(412.3)	(159.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	1,000.0	—
Proceeds from revolving credit facilities	305.0	85.0
Payments on revolving credit facilities	(865.0)	(85.0)
Principal payments on term loan	—	(56.2)
Payments on zero-coupon subordinated notes	(2.5)	(150.6)
Payments on long-term debt	—	(0.8)
Payment of debt issuance costs	(8.9)	(0.5)
Noncontrolling interest distributions	(0.9)	(5.8)
Excess tax benefits from stock based compensation	7.6	9.8
Net proceeds from issuance of stock to employees	75.1	111.3
Purchase of common stock	(380.5)	(468.8)
Net cash provided by (used for) financing activities	129.9	(561.6)
Effect of exchange rate changes on cash and cash equivalents	1.9	(1.3)
Net increase (decrease) in cash and cash equivalents	306.7	(144.9)
Cash and cash equivalents at beginning of period	159.3	230.7
Cash and cash equivalents at end of period	$466.0	$85.8

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$148.0	95.1	$1.56	$134.3	100.6	$1.34	$462.9	96.3	$4.81	$384.3	100.5	$3.82
Dilutive effect of employee stock options and awards	—	1.0		—	1.1		—	1.1		—	1.3
Effect of convertible debt, net of tax	—	0.7		—	0.5		—	0.7		—	0.5
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$148.0	96.8	$1.53	$134.3	102.2	$1.31	$462.9	98.1	$4.72	$384.3	102.3	$3.76

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	3.1	1.5	2.3	1.3

3.	NONCONTROLLING INTEREST PUTS

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

The contractual value of the remaining put, in excess of the current noncontrolling interest of $4.1, totals $16.8 at September 30, 2012 and has been classified as mezzanine equity in the Company’s condensed consolidated balance sheet.

Net sales of the Ontario partnership were $81.7 (CN$81.2) and $75.8 (CN$74.2) for the three months ended September 30, 2012 and 2011 respectively, and $248.2 (CN$248.7) and $230.7 (CN$225.4) for the nine months ended September 30, 2012 and 2011 respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first nine months of 2012, the Company recorded net restructuring charges of $4.6. The charges were comprised of $11.4 in severance and other personnel costs and $2.5 in facility-related costs primarily associated with the ongoing integration activities of Orchid and the Integrated Genetics Division (formerly Genzyme Genetics*) and costs associated with the previously announced termination of an executive vice president. These charges were offset by the reversal of previously established reserves of $5.7 in unused severance and $3.6 in unused facility-related costs.

As part of the Clearstone integration, the Company also recorded a $6.9 loss on the disposal of one of its European subsidiaries in Other, net under Other income (expenses) during the nine months ended September 30, 2012.

During the first nine months of 2011, the Company recorded net restructuring and other special charges of $39.1. The charges were comprised of $21.1 in severance and other personnel costs, and $21.3 in facility-related costs associated with the integration of certain acquisitions including Genzyme Genetics* and Westcliff. These charges were offset by restructuring credits of $3.3 resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded fixed assets impairment charges of $16.4 primarily related to equipment and leasehold improvements in closed facilities. The Company also recorded a special charge of $14.8 related to a write-off of certain assets and liabilities related to an investment made in a prior year.

* Genzyme Genetics and its logo are trademarks of Genzyme Corporation and used by Esoterix Genetic Laboratories, LLC, a wholly-owned subsidiary of LabCorp, under license. Esoterix Genetic Laboratories and LabCorp are operated independently from Genzyme Corporation.

5.	RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2011	$8.4	$22.6	$31.0
Restructuring charges	11.4	2.5	13.9
Reduction of prior restructuring accruals	(5.7)	(3.6)	(9.3)
Cash payments and other adjustments	(11.9)	(3.8)	(15.7)
Balance as of September 30, 2012	$2.2	$17.7	$19.9
Current			$8.0
Non-current			11.9
			$19.9

6.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2012 and for the year ended December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Balance as of January 1	$2,681.8	$2,601.3
Goodwill acquired during the period	196.8	86.2
Adjustments to goodwill	(1.2)	(5.7)
Balance at end of period	$2,877.4	$2,681.8

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The components of identifiable intangible assets are as follows:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,269.7	$(468.3)	$1,187.5	$(426.8)
Patents, licenses and technology	146.7	(97.2)	144.9	(88.3)
Non-compete agreements	29.5	(18.4)	28.1	(14.8)
Trade names	131.3	(70.4)	129.2	(61.3)
Canadian licenses	749.6	—	722.2	—
	$2,326.8	$(654.3)	$2,211.9	$(591.2)

Amortization of intangible assets for the three and nine months ended September 30, 2012 was $21.1 and $63.1, respectively, and $21.2 and $64.6 for the three and nine months ended September 30, 2011, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $23.1 for the remainder of fiscal 2012, $84.6 in fiscal 2013, $80.6 in fiscal 2014, $77.0 in fiscal 2015, $71.6 in fiscal 2016 and $586.0 thereafter.

The Ontario operation had $749.6 and $722.2 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of September 30, 2012 and December 31, 2011, respectively.

7.	DEBT

Short-term borrowings and the current portion of long-term debt at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Zero-coupon convertible subordinated notes	$135.0	$135.5
Senior notes due 2013	$350.1	$—
Total short-term borrowings and current portion of long-term debt	$485.1	$135.5

Long-term debt at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Revolving credit facility	$—	$560.0
5 1/2% senior notes due 2013	—	350.5
5 5/8% senior notes due 2015	250.0	250.0
3 1/8% senior notes due 2016	325.0	325.0
2 1/5% senior notes due 2017	500.0	—
4 5/8% senior notes due 2020	600.0	600.0
3 3/4% senior notes due 2022	500.0	—
Total long-term debt	$2,175.0	$2,085.5

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Senior Notes

On August 23, 2012, the Company issued $1,000.0 in new senior notes pursuant to the Company's effective shelf registration statement on Form S-3. The new senior notes consisted of $500.0 aggregate principal amount of 2.20% Senior Notes due 2017 and $500.0 aggregate principal amount of 3.75% Senior Notes due 2022. The net proceeds were used to repay $625.0 of the outstanding borrowings under the Company's Revolving Credit Facility. The remaining proceeds are available for other general corporate purposes.

The Senior Notes due 2017 and Senior Notes due 2022 bear interest at the rate of 2.20% per annum and 3.75% per annum, respectively, payable semi-annually on February 23 and August 23 of each year, commencing February 23, 2013.

Zero-coupon Subordinated Notes

During the nine months ended September 30, 2012, the Company settled notices to convert $3.1 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $3.7. The total cash used for these settlements was $2.5 and the Company also issued twelve thousand nine hundred fifty-seven additional shares of common stock.

On September 12, 2012, the Company announced that for the period of September 12, 2012 to March 11, 2013, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 7, 2012, in addition to the continued accrual of the original issue discount.

On October 1, 2012, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2012, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Monday, December 31, 2012. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

Credit Facilities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at September 30, 2012 and December 31, 2011 were $0.0 and $560.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at September 30, 2012. As of September 30, 2012, the ratio of total debt to consolidated EBITDA was 2.0 to 1.0.

     As of September 30, 2012, the effective interest rate on the Revolving Credit Facility was 1.19%.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

8.	PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2012.

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2011	120.0	(22.2)	97.8
Common stock issued under employee stock plans	1.5	—	1.5
Common stock issued upon conversion of zero-coupon subordinated notes	—	—	—
Surrender of restricted stock and performance share awards	—	(0.1)	(0.1)
Retirement of common stock	(4.3)	—	(4.3)
Common shares at September 30, 2012	117.2	(22.3)	94.9

Share Repurchase Program

As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase approximately $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company’s common stock. During the nine months ended September 30, 2012, the Company purchased 4.3 shares of its common stock at a total cost of $380.5. As of September 30, 2012, the Company had outstanding authorization from the Board of Directors to purchase $204.0 of Company common stock.

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

The gross unrecognized income tax benefits were $40.4 and $52.7 at September 30, 2012 and December 31, 2011, respectively. The decrease is primarily related to the expiration of statutes of limitations and the completion of a study related to domestic intercompany transfer pricing. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of September 30, 2012 and December 31, 2011, $41.1 and $53.3, respectively, are the approximate amounts of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.7 and $10.8 as of September 30, 2012 and December 31, 2011, respectively.

The valuation allowance provided as a reserve against certain deferred tax assets is $18.5 and $14.4 at September 30, 2012 and December 31, 2011, respectively. The increase in the valuation allowance during 2012 is primarily due to current year-to-date foreign losses whereby a full valuation allowance has been provided.

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

A subsidiary of the Company, DIANON Systems, Inc. (“DIANON”), was the appellant in a wrongful termination lawsuit originally filed by G. Berry Schumann in Superior Court in the State of Connecticut. After a jury trial, the state court entered judgment against DIANON, with total damages, attorney's fees, and pre-judgment interest payable by DIANON, of approximately $10.0 plus post-judgment interest. DIANON disputed liability and contested the case vigorously on appeal. In April 2012, the Connecticut Supreme Court unanimously reversed the jury verdict and remanded the case to the trial court with direction to render judgment for DIANON on the appealed statutory claim and for a new trial limited to the plaintiff's common-law wrongful termination claim, which was not reached by the jury. The parties resolved the remaining claim and the case was dismissed.

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. ("Hunter Labs Settlement Agreement"), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0). The Company also

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011 through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payors. The details of the new reimbursement rate setting methodology will be determined by DHCS over the next year through a process that will include stakeholder input. The bill provides that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10% payment reduction imposed by statute in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80% of the lowest maximum allowance established under the federal Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this new California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.

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

On December 8, 2011, the Company announced that it had reached an agreement with the Federal Trade Commission (“FTC”) that allowed the Company to complete its acquisition of Orchid Cellmark Inc. ("Orchid"), which closed on December 15, 2011. Under the terms of the consent decree with the FTC, the Company was required to divest certain assets of Orchid's U.S. government paternity business. On December 16, 2011, the Company sold those assets to DNA Diagnostics Center (DDC), a privately held provider of DNA paternity testing. There is one pending petition for appraisal of shares of Orchid.

Three shareholder class actions, Silverberg v. Bologna, et al., Nannetti v. Bologna, and Locke v. Orchid Cellmark, Inc., et al., were filed in the Court of Chancery of the State of Delaware and subsequently consolidated into one action, In re Orchid Cellmark Shareholder Litig. The consolidated action challenged the Orchid acquisition on grounds of alleged breaches of fiduciary duty and/or other violations of state law. On May 4, 2011, the plaintiffs in the consolidated action filed a motion for preliminary injunction seeking to enjoin the transaction. On May 12, 2011, the Court of Chancery denied the motion for preliminary injunction, and plaintiffs' motion for an expedited appeal was subsequently denied on May 16, 2011. On October 2, 2012, the case was dismissed. Three similar putative class action lawsuits filed against Orchid in the Superior Court of New Jersey Chancery Division, Mercer County and another similar case filed in the United States District Court for the District of New Jersey were also dismissed.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Company was a defendant in two putative class actions related to overtime pay. In September 2011, a putative class action, Peggy Bryant v. Laboratory Corporation of America Holdings, was filed against the Company in the United States District Court for the Southern District of West Virginia, alleging on behalf of employees similarly situated that the Company violated the Federal Fair Labor Standards Act and applicable state wage laws by failing to pay overtime. The complaint sought monetary damages, liquidated damages equal to the alleged amount owed, costs, injunctive relief, and attorney's fees. The case was dismissed with prejudice in August 2012. In April 2012, a putative class action, Beverly C. Plaza v. Laboratory Corporation of America Holdings, was filed against the Company in the United States District Court for the Western District of Tennessee, alleging on behalf of employees similarly situated that the Company violated the Federal Fair Labor Standards Act and applicable state wage laws by failing to pay overtime. The complaint sought monetary damages, liquidated damages equal to the alleged amount owed, costs, injunctive relief, and attorney's fees. The case was dismissed without prejudice in August 2012.

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

Three shareholder class actions, Carol A. Kiel v. Braun, et al, Louise Perlman v. MEDTOX Scientific, et al., and John Siciliano v. MEDTOX Scientific, Inc., et al., were filed in connection with the acquisition of MEDTOX in the County of Ramsey, Second Judicial District for the State of Minnesota. The lawsuits challenged the MEDTOX acquisition on grounds of alleged breaches of fiduciary duty and/or other violations of state law. The Company and its merger subsidiary were named only in the Kiel and Perlman cases. On July 20, 2012, the parties, through their counsel, executed a Memorandum of Understanding setting forth their agreement in principle to settle all three of the putative shareholder class actions. The Memorandum of Understanding was subsequently superseded by a Stipulation of Settlement dated October 12, 2012. Under the terms of the Stipulation of Settlement, all claims will be dismissed with prejudice. The proposed settlement is subject to court approval. The Company also anticipates that counsel for the plaintiffs will seek an award of attorney's fees and expenses in an amount to be determined by the court.

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

On August 24, 2012, the Company was served with a putative class action lawsuit, Sandusky Wellness Center, LLC, et al. v. MEDTOX Scientific, Inc., et al., filed in the United States District Court for the District of Minnesota. The lawsuit alleges that on or about February 21, 2012, the defendants violated the federal Telephone Consumer Protection Act by sending unsolicited facsimiles to Plaintiff and more than 39 other recipients without the recipients' prior express invitation or permission. The lawsuit seeks actual damages or the sum of $0.0005 for each violation, whichever is greater, and injunctive relief. The Company will vigorously defend the lawsuit.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of September 30, 2012, the Company had provided letters of credit aggregating approximately $37.4, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

11.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $12.0 and $11.1 for the three months ended September 30, 2012 and 2011, respectively, and $36.3 and $33.5 for the nine months ended September 30, 2012 and 2011, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost for benefits earned	$0.6	$0.7	$1.8	$2.0
Interest cost on benefit obligation	3.8	4.2	11.2	12.8
Expected return on plan assets	(4.4)	(4.8)	(13.0)	(14.1)
Net amortization and deferral	3.1	2.0	9.1	5.7
Defined benefit plan costs	$3.1	$2.1	$9.1	$6.4

During the nine months ended September 30, 2012, the Company contributed $11.3 to its defined benefit retirement plan.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost for benefits earned	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	0.6	0.5	1.8	1.6
Net amortization and deferral	0.1	—	0.1	—
Postretirement medical plan costs	$0.8	$0.6	$2.2	$1.9

12.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2012 and December 31, 2011 is as follows:

		Fair Value Measurements as of
	Fair Value as of	September 30, 2012
		Using Fair Value Hierarchy
	September 30, 2012	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.9	$—	$20.9	$—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2011
		Using Fair Value Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.2	$—	$20.2	$—

The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $198.0 and $190.2 as of September 30, 2012 and December 31, 2011, respectively. The fair market value of the senior notes, based on market pricing, was approximately $2,683.1 and $1,624.4 as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the estimated fair market value of the Company’s variable rate debt approximated its book value of $0.0 and $560.0, respectively. The Company's note and debt instruments are considered level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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

The Company believes these embedded derivatives had no fair value at September 30, 2012 and December 31, 2011. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011.

The following table summarizes the effect of the interest rate swap on other comprehensive income for the nine months ended September 30, 2012 and 2011:

	2012	2011
Effective portion of derivative gain	$—	$2.4

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2012	2011
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$51.0	$49.8
Income taxes, net of refunds	232.6	225.4
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	$—	$36.2
Accrued repurchases of common stock	—	9.0

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

15.	BUSINESS ACQUISITIONS

On July 31, 2012, the Company completed its acquisition of MEDTOX, a provider of high quality specialized laboratory testing services and on-site/point-of-collection testing (POCT) devices, for $236.4 in cash, excluding transaction fees. The MEDTOX acquisition was made to extend the Company's specialty toxicology testing group and enhance the Company's scientific differentiation and esoteric testing capabilities.

The MEDTOX purchase consideration has been allocated to the estimated fair market value of the net assets acquired, including approximately $78.0 in identifiable intangible assets (primarily non-tax deductible customer relationships, trade names and trademarks) with weighted-average useful lives of approximately 18.0 years; $33.2 in deferred tax liabilities (relating to identifiable intangible assets); and a residual amount of non-tax deductible goodwill of approximately $154.2.

During the nine months ended September 30, 2012, the Company also acquired various other laboratories and related assets for approximately $53.9 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities. The purchase price allocations for certain of these acquisitions are preliminary and subject to adjustment based on changes in the fair value of working capital and other assets and liabilities on the effective acquisition dates and final valuation of intangible assets.

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

7.
failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set by the compliance date of October 1, 2014, could negatively impact the Company's reimbursement, cash collections, DSO and profitability;

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

13.	failure to effectively integrate and/or manage newly acquired businesses and the cost related to such integrations;

14.	adverse results in litigation matters;

15.	inability to attract and retain experienced and qualified personnel;

16.	failure to maintain the Company's days sales outstanding and/or bad debt expense levels;

17.	decrease in the Company's credit ratings by Standard & Poor's and/or Moody's;

18.	discontinuation or recalls of existing testing products;

INDEX

19.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

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

GENERAL (dollars in millions, except per share data)

During the third quarter of 2012 the Company was able to grow its revenue in a challenging economic environment. Net sales for the three months ended September 30, 2012 increased 1.1% in comparison to the same period in 2011 on a 1.4% increase in volume and a 0.3% decrease in revenue per requisition. The Company's acquisition of Orchid in December 2011 increased revenue and volume by 1.1% and 0.3%, respectively, in the third quarter of 2012 compared to 2011. The Company's acquisition of MEDTOX on July 31, 2012 increased revenue and volume by 1.7% and 2.4%, respectively, in the third quarter of 2012 compared to 2011. The third quarter of 2012 had one less revenue day than the third quarter of 2011. On a per day basis, volume increased by 3.1% in the third quarter of 2012 compared to the third quarter of 2011.

INDEX

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Net Sales

	Three Months Ended September 30,
	2012	2011	% Change
Net sales
Routine Testing	$821.3	$806.2	1.9%
Genomic and Esoteric Testing	516.4	522.5	(1.2)%
Ontario, Canada	81.7	75.8	7.8%
Total	$1,419.4	$1,404.5	1.1%

	Three Months Ended September 30,
	2012	2011	% Change
Volume (Number of Requisitions)
Routine Testing	21.8	21.5	1.4%
Genomic and Esoteric Testing	7.5	7.5	0.5%
Ontario, Canada	2.4	2.3	4.6%
Total	31.7	31.3	1.4%

	Three Months Ended September 30,
	2012	2011	% Change
Revenue Per Requisition
Routine Testing	$37.68	$37.50	0.5%
Genomic and Esoteric Testing	68.63	69.78	(1.6)%
Ontario, Canada	34.11	33.12	3.0%
Total	$44.75	$44.90	(0.3)%

The increase in net sales for the three months ended September 30, 2012 as compared with the corresponding 2011 period was driven primarily by the MEDTOX and Orchid acquisitions along with positive revenue per requisition growth in routine testing and Ontario, Canada. Volume growth for genomic and esoteric testing was primarily due to the incremental revenue and volume from MEDTOX and Orchid as well as growth in the recently launched NuSwabsm series of women's health tests. Genomic and esoteric testing volume as a percentage of total volume decreased from 23.9% in 2011 to 23.7% in 2012. The decline in price in genomic and esoteric testing is a result of a lower mix of reproductive and histology testing during the quarter. Net sales of the Ontario partnership were $81.7 for the three months ended September 30, 2012 compared to $75.8 in the corresponding 2011 period, an increase of $5.9, or 7.8%. Net sales of the Ontario partnership were negatively impacted by a stronger U.S. dollar in 2012 as compared with 2011. In Canadian dollars, net sales of the Ontario partnership increased by CN$7.0, or 9.4%.

Cost of Sales	Three Months Ended September 30,
	2012	2011	% Change
Cost of sales	$863.3	$836.0	3.3%
Cost of sales as a % of sales	60.8%	59.5%

Cost of sales (primarily laboratory and distribution costs) increased 3.3% in the 2012 period as compared with the 2011 period primarily due to incremental costs from acquisitions including MEDTOX and Orchid, as well as annual merit increases in labor. As a percentage of net sales, cost of sales increased to 60.8% in 2012 from 59.5% in 2011. The increase in cost of sales as a

INDEX

percentage of net sales is primarily due to lower margins on acquired operations that have not yet been fully integrated as well as the impact of slower volume growth.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2012	2011	% Change
Selling, general and administrative expenses	$285.1	$283.8	0.5%
Selling, general and administrative expenses as a % of sales	20.1%	20.2%

Selling, general and administrative expenses as a percentage of net sales decreased to 20.1% in the third quarter of 2012 as compared to 20.2% in 2011. The decrease in selling, general and administrative expenses as a percentage of net sales is partially due to expense management and to efficiencies from acquired operations that are being integrated into the Company's operating cost structure. Additionally, bad debt expense decreased to 4.3% of net sales in the third quarter of 2012 as compared with 4.5% in 2011 primarily due to improved collection trends resulting from process improvement programs within the Company's billing department and field operations. These decreases in selling, general and administrative expenses were partially offset by $9.0 in fees from the MEDTOX acquisition recorded during the third quarter of 2012.

Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2012	2011	% Change
Amortization of intangibles and other assets	$21.1	$21.2	(4.2)%

The decrease in amortization of intangibles and other assets primarily reflects certain intangible assets that became fully amortized during 2012, partially offset by an increase from business acquisitions that closed during the first nine months of 2012 and the fourth quarter of 2011.

Restructuring and Other Special Charges

	Three Months Ended September 30,
	2012	2011	% Change
Restructuring and other special charges	$4.8	$24.1	(80.1)%

During the third quarter of 2012, the Company recorded net restructuring charges of $4.8. These charges were comprised of $5.2 in severance and other personnel costs and $1.2 in facility-related costs primarily associated with the ongoing consolidation of recent acquisitions and other operations. These charges were partially offset by the reversal of previously established reserves of $0.9 in unused severance and $0.7 in unused facility related costs.

During the third quarter of 2011, the Company recorded net restructuring charges of $14.9. These charges were comprised of $7.8 in severance and other personnel costs, and $7.5 in facility-related costs associated with the integration of certain acquisitions including Genzyme Genetics and Westcliff. These charges were partially offset by a restructuring credit of $0.4 resulting from the reversal of unused facility closure liabilities. In addition, the Company recorded fixed assets impairment charges of $9.2 related to equipment and leasehold improvements in closed facilities.

From time to time, the Company implements cost savings initiatives. These initiatives result from the integration of recently acquired businesses and from reducing the number of facilities and employees in an effort to balance the Company's cost of operations with current test volume trends while maintaining the high quality of its services that the marketplace demands. It is difficult to determine the nature, timing and extent of these activities until adequate planning has been completed and reviewed. The continuing economic downturn being experienced in the United States and globally has had an impact on the Company's volume. The Company believes that any restructuring costs which may be incurred in the fourth quarter of 2012 will be more than offset by subsequent savings realized from these potential actions and that any related restructuring charges will not have a material impact on the Company's operations or liquidity.

INDEX

Interest Expense	Three Months Ended September 30,
	2012	2011	% Change
Interest expense	$24.1	$20.3	18.7%

The increase in interest expense for 2012 as compared with 2011 is primarily due to the issuance of $1,000.0 of senior notes in August 2012. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Credit Facility. The newly issued senior notes have an effective weighted-average interest rate of 3.0%, compared to effective rates of less than 1.0% on the Company's combined term loan and credit facility outstanding during the third quarter of 2011.

Equity Method Income

	Three Months Ended September 30,
	2012	2011	% Change
Equity method income	$5.1	$2.5	104.0%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in income in the third quarter of 2012 compared with the 2011 period is primarily due to the Company's share of losses incurred during the third quarter of 2011 in the Cincinnati, Ohio joint venture (liquidation initiated in the second half of 2011).

Income Tax Expense	Three Months Ended September 30,
	2012	2011	% Change
Income tax expense	$78.5	$82.5	(4.8)%
Income tax expense as a % of income before tax	34.6%	37.5%

The decrease in the effective tax rate for 2012 compared with 2011 is primarily the result of the reduction of uncertain tax position reserves related to the completion of a domestic intercompany transfer pricing study.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Net Sales

	Nine Months Ended September 30,
	2012	2011	% Change
Net sales
Routine Testing	$2,432.0	$2,372.7	2.5%
Genomic and Esoteric Testing	1,585.9	1,572.8	0.8%
Ontario, Canada	248.2	230.7	7.6%
Total	$4,266.1	$4,176.2	2.2%

	Nine Months Ended September 30,
	2012	2011	% Change
Volume (Number of Requisitions)
Routine Testing	64.6	64.3	0.5%
Genomic and Esoteric Testing	22.7	22.2	2.2%
Ontario, Canada	7.4	7.0	6.1%
Total	94.7	93.5	1.3%

INDEX

	Nine Months Ended September 30,
	2012	2011	% Change
Revenue Per Requisition
Routine Testing	$37.62	$36.90	2.0%
Genomic and Esoteric Testing	69.91	70.83	(1.3)%
Ontario, Canada	33.63	33.17	1.4%
Total	$45.04	$44.68	0.8%

The increase in net sales for the nine months ended September 30, 2012 as compared with the corresponding 2011 period was driven primarily by the MEDTOX and Orchid acquisitions and by contributions from the milder winter weather experienced in the first quarter of 2012, along with positive volume growth in genomic and esoteric testing and Ontario, Canada. Genomic and esoteric testing volume as a percentage of total volume increased from 23.7% in 2011 to 24.0% in 2012. Volume growth for genomic and esoteric testing was primarily due to the incremental volume from Orchid as well as growth in the NuSwabsm series of women's health tests. The decline in price in genomic and esoteric testing is a result of a lower mix of reproductive and histology testing. Net sales of the Ontario partnership were $248.2 for the nine months ended September 30, 2012 compared to $230.7 in the corresponding 2011 period, an increase of $17.5, or 7.6%. Net sales of the Ontario partnership were negatively impacted by a stronger U.S. dollar in 2012 as compared with 2011. In Canadian dollars, net sales of the Ontario partnership increased by CN$23.3, or 10.3%.

Cost of Sales	Nine Months Ended September 30,
	2012	2011	% Change
Cost of sales	$2,554.4	$2,451.1	4.2%
Cost of sales as a % of sales	59.9%	58.7%

Cost of sales (primarily laboratory and distribution costs) increased 4.2% in the 2012 period as compared with the 2011 period primarily due to incremental costs from acquisitions including MEDTOX and Orchid, increases in labor, and the continued shift in test mix to genomic and esoteric testing. The increase in cost of sales as a percentage of net sales is primarily due to lower margins on acquired operations that have not yet been fully integrated as well as slower volume growth.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2012	2011	% Change
Selling, general and administrative expenses	$835.8	$889.3	(6.0)%
Selling, general and administrative expenses as a % of sales	19.6%	21.3%

Selling, general and administrative expenses as a percentage of net sales decreased to 19.6% in the nine month period of 2012 compared to 21.3% in 2011. The decrease in selling, general and administrative expenses as a percentage of net sales is partially due to expense management and to efficiencies from acquired operations that are being integrated into the Company's operating cost structure. Additionally, bad debt expense decreased to 4.4% of net sales in the first nine months of 2012 as compared with 4.6% in 2011 primarily due to improved collection trends resulting from process improvement programs within the Company's billing department and field operations. During the first nine months of 2011, the Company recorded the settlement of the Hunter Labs litigation in California for $34.5 ($49.5 settlement less previously recorded reserves of $15.0) in selling, general and administrative expenses. These decreases in selling, general and administrative expenses were partially offset by $9.9 in fees from the MEDTOX acquisition recorded during the first nine months of 2012.

Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2012	2011	% Change
Amortization of intangibles and other assets	$63.1	$64.6	(2.3)%

INDEX

The decrease in amortization of intangibles and other assets primarily reflects certain intangible assets that became fully amortized during 2012, partially offset by an increase from business acquisitions that closed during the first nine months of 2012 and during the fourth quarter of 2011.

Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2012	2011	% Change
Restructuring and other special charges	$4.6	$70.3	(93.5)%

During the first nine months of 2012, the Company recorded net restructuring charges of $4.6. The charges were comprised of $11.4 in severance and other personnel costs and $2.5 in facility-related costs primarily associated with the consolidation of recent acquisitions and other operations along with costs associated with the previously announced termination of an executive vice president. These charges were offset by the reversal of previously established reserves of $5.7 in unused severance and $3.6 in unused facility-related costs.

During the first nine months of 2011, the Company recorded net restructuring and other special charges of $39.1. These charges were comprised of $21.1 in severance and other personnel costs, and $21.3 in facility-related costs associated with the integration of certain acquisitions including Genzyme Genetics and Westcliff. These charges were partially offset by restructuring credits of $3.3 resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded fixed assets impairment charges of $16.4 primarily related to equipment and leasehold improvements in closed facilities. The Company also recorded a special charge of $14.8 related to a write-off of certain assets and liabilities related to an investment made in a prior year.

Interest Expense	Nine Months Ended September 30,
	2012	2011	% Change
Interest expense	$66.9	$65.3	2.5%

The increase in interest expense for 2012 as compared with 2011 is primarily due to the issuance of $1,000.0 of senior notes in August 2012. This increase was offset by the settlement of approximately $155.1 of the zero-coupon subordinated notes during 2011. In addition, during December 2011, the Company replaced its Term Loan Facility with a new Revolving Credit Facility. The new Revolving Credit Facility had a lower effective interest rate during the nine month period of 2012 compared with the effective interest rate on the Term Loan Facility during the same period of 2011.

Equity Method Income

	Nine Months Ended September 30,
	2012	2011	% Change
Equity method income	$17.4	$6.6	163.6%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in income in the first nine months of 2012 compared with the same 2011 period is primarily due to the Company's share of losses during the first nine months of 2011 in the Cincinnati, Ohio joint venture (liquidation initiated in the second half of 2011) and the Canada, China, Singapore and Western Europe equity method investments (acquired by the Company in the second half of 2011). In addition, in conjunction with the liquidation of one of its joint ventures, the Company recorded a $2.9 increase in equity method income during the second quarter of 2012.

INDEX

Income Tax Expense	Nine Months Ended September 30,
	2012	2011	% Change
Income tax expense	$288.5	$246.2	17.2%
Income tax expense as a % of income before tax	38.3%	38.4%

The effective tax rate for 2012 is in-line with 2011.

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
On July 31, 2012, the Company completed its acquisition of MEDTOX for $236.4 in cash, excluding transaction fees. The acquisition was financed through borrowings from the Company’s Revolving Credit Facility and cash on hand.
On August 23, 2012, the Company issued $1,000.0 in new senior notes pursuant to the Company's effective shelf registration statement on Form S-3. The new senior notes consisted of $500.0 aggregate principal amount of 2.20% Senior Notes due 2017 and $500.0 aggregate principal amount of 3.75% Senior Notes due 2022. The net proceeds were used to repay $625.0 of the outstanding borrowings under the Company's Revolving Credit Facility. The remaining proceeds are available for other general corporate purposes.
The Company believes that it will generate sufficient cash from operations, in combination with available cash on hand and borrowing capacity to satisfy its $350.0 Senior Note maturity in early 2013. In the event that the Company needs additional liquidity, it believes it can readily access the debt capital markets.

Operating Activities

During the nine months ended September 30, 2012 and 2011, the Company's operations provided $587.2 and $577.0 of cash, respectively, reflecting the Company's solid business results. The Company continues to focus on efforts to increase cash collections from all payers and to generate on-going improvements to the claim submission processes.

Investing Activities

Capital expenditures were $112.4 and $115.6 for the nine months ended September 30, 2012 and 2011, respectively. The Company expects capital expenditures of approximately $145.0 in 2012. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility as needed.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at September 30, 2012 and December 31, 2011 were $0.0 and $560.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period for four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at September 30, 2012. As of September 30, 2012, the ratio of total debt to consolidated EBITDA was 2.0 to 1.0.

INDEX

As of September 30, 2012, the effective interest rate on the Revolving Credit Facility was 1.19%.

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

As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of $500.0 of additional shares of the Company's common stock. During the nine months ended September 30, 2012, the Company repurchased $380.5 of stock representing 4.3 shares. As of September 30, 2012, the Company had outstanding authorization from the Board of Directors to purchase $204.0 of Company common stock.

As of September 30, 2012, the Company provided letters of credit aggregating $37.4, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

The Company had a $51.1 and $63.5 reserve for unrecognized income tax benefits, including interest and penalties as of September 30, 2012 and December 31, 2011, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.

Zero-coupon Subordinated Notes

On September 12, 2012, the Company announced that for the period of September 12, 2012 to March 11, 2013, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 7, 2012, in addition to the continued accrual of the original issue discount.

On October 1, 2012, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2012, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Monday, December 31, 2012. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

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

INDEX

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

The Company's wholly-owned subsidiary, Clearstone Central Laboratories, has operations in China, Hong Kong and Singapore, and, accordingly the earnings and cash flows generated from these operations are subject to foreign currency risk.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012, which is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended September 30, 2012, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 – July 31	0.5	$88.98	0.5	$287.7
August 1 – August 31	0.5	88.25	0.5	241.8
September 1 – September 30	0.4	90.32	0.4	204.0
	1.4	$89.10	1.4

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007, including the Board of Director's authorization on February 10, 2011 to purchase up to $500.0 of additional shares of the Company's common stock. As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase up to $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company's common stock. As of September 30, 2012, the Company had outstanding authorization from the Board of Directors to purchase $204.0 of Company common stock. The repurchase authorization has no expiration date.

INDEX

Item 6. Exhibits

(a)	Exhibits

4.1
Third Supplemental Indenture, dated as of August 23, 2012, between the Company and U.S. Bank National Association, as trustee, including the form of the 2017 Notes (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on August 23, 2012 (SEC File No. 001-11353))

4.2
Fourth Supplemental Indenture, dated as of August 23, 2012, between the Company and U.S. Bank National Association, as trustee, including the form of the 2022 Notes (incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on August 23, 2012 (SEC File No. 001-11353))

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

October 30, 2012