Form 10-K
period 2012-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2013-02-26
CIK 920148

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended  December 31, 2012
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

Index

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ].

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

As of June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8.9 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 93.1 million shares as of February 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2012 are incorporated by reference into Part III.

Index

Index

PART I

Item 1.	BUSINESS

Laboratory Corporation of America® Holdings and its subsidiaries (the “Company”), headquartered in Burlington, North Carolina, is the second largest independent clinical laboratory company in the United States based on 2012 net revenues. Since the Company’s founding in 1971 as a Delaware corporation, it has grown into a national network of 50 primary laboratories and approximately 1,800 patient service centers (“PSCs”) along with a network of branches and STAT laboratories (which are laboratories that have the ability to perform certain routine tests quickly and report the results to the physician immediately). Through its national network of laboratories, the Company offers a broad range of clinical laboratory tests that are used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty testing operations, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics, cardiovascular disease risk assessment and clinical trials.

With over 34,000 employees worldwide, the Company processes tests on approximately 470,000 patient specimens daily and provides clinical laboratory testing services to clients in all 50 states, the District of Columbia, Puerto Rico, Belgium, Japan, the United Kingdom, China, Hong Kong, Singapore and three provinces in Canada. Its clients include physicians, hospitals, managed care organizations, governmental agencies, employers, pharmaceutical companies and other independent clinical laboratories that do not have the breadth of its testing capabilities. Several hundred of the Company’s tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or to search for an otherwise undiagnosed condition. The most frequently-requested of these routine tests include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, Pap tests, HIV tests, HCV tests, microbiology cultures and procedures, and alcohol and other substance-abuse tests. The Company performs this core group of routine tests in its major laboratories using sophisticated and computerized instruments, with most results reported within 24 hours. In addition, the Company provides specialty testing services in the areas of allergy, clinical trials, diagnostic genetics, women's health, cardiovascular disease, identity, forensics, infectious disease, oncology and occupational testing.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s Web site at www.labcorp.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Additionally, the Securities and Exchange Commission (the "SEC") maintains an Internet Web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. The public may also read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The matters discussed in this "Business" section should be read in conjunction with the Consolidated Financial Statements found under Item 8 of Part II of this annual report, which include additional financial information about the Company's total assets, revenue, measures of profit and loss, and other important financial information.

The Company is committed to providing the highest quality laboratory services to its clients in full compliance with all federal, state and local laws and regulations. The Company’s Code of Business Conduct and Ethics outlines ethics and compliance policies adopted by the Company to meet this commitment. These policies apply to all employees of the Company as well as the Company’s Board of Directors. The Code of Business Conduct and Ethics, as well as the Charters for the Audit, Compensation, Quality and Compliance, and Nominating and Corporate Governance Committees, and the Company’s Corporate Governance Guidelines, are posted on the Company’s Web site www.labcorp.com. The Company has established a Compliance Action hotline (1-800-801-1005), which provides a confidential and anonymous method to report a possible violation of a LabCorp compliance policy or procedure, or a federal or state law or regulation; a HIPAA Privacy hotline (1-877-234-4722), which provides a confidential and anonymous method to report a possible violation of a HIPAA privacy, security or billing policy or procedure; and an Accounting hotline (1-866-469-6893), which provides a confidential and anonymous method to report a possible violation of internal accounting controls or auditing matters.

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

Index

anatomical pathology procedures are frequently ordered as part of regular physician office visits and hospital admissions in connection with the diagnosis and treatment of illnesses. Certain of these tests and procedures are used in the diagnosis and management of a wide variety of medical conditions such as cancer, infectious disease, endocrine disorders, cardiac disorders and genetic disease.

The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical laboratories, such as those owned by the Company. The Company believes that in 2012, the United States clinical laboratory testing industry generated revenues of approximately $60 billion based on Washington G-2 reports and other industry publications. The Centers for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services ("HHS") has estimated that in 2011 there were approximately 5,600 independent clinical laboratories in the United States.

The clinical laboratory business is intensely competitive. There are presently two major national independent clinical laboratories: the Company and Quest Diagnostics® Incorporated ("Quest"), which had approximately $7.4 billion in revenues in 2012. In addition, the Company competes with many smaller independent clinical and anatomical laboratories as well as laboratories owned by hospitals and physicians. The Company believes that health care providers selecting a laboratory often consider the following factors, among others:

•	accuracy, timeliness and consistency in reporting test results;

•	reputation of the laboratory in the medical community or field of specialty;

•	contractual relationships with managed care companies;

•	service capability and convenience offered by the laboratory;

•	number and type of tests performed;

•	connectivity solutions offered; and

•	pricing of the laboratory’s services.

The Company believes that ongoing consolidation in the clinical laboratory testing business will continue. In addition, the Company believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of external factors, including cost efficiencies afforded by large-scale automated testing, reimbursement reductions and managed health care entities that require cost efficient testing services and large service networks. In addition, legal restrictions on physician referrals and their ownership of laboratories, as well as increased regulation of laboratories, are expected to contribute to the continuing consolidation of the industry.

Effect of Market Changes on the Clinical Laboratory Business

Many market-based changes in the clinical laboratory business have occurred over the past several years, primarily as a result of the shift away from traditional, fee-for-service medicine to managed care. The growth of the managed care sector and consolidation of managed care companies present various challenges and opportunities to the Company and other independent clinical laboratories. During 2006, the Company signed a ten-year agreement with UnitedHealthcare® to become its exclusive national laboratory. This agreement represented an industry first in terms of its length and exclusivity at a national level. In September of 2011, the Company extended this agreement for an additional two years through the end of 2018. The various managed care organizations (“MCOs”) have different contracting philosophies, which are influenced by the design of their products. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates. Other MCOs adopt broader networks with generally uniform fee structures for participating clinical laboratories. In addition, some MCOs use capitation to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement mechanism, the clinical laboratory and the managed care organization agree to a per member, per month payment for all authorized laboratory tests ordered during the month, regardless of the number or cost of the tests performed. Capitation shifts the risk of increased test utilization (and the underlying mix of testing services) to the clinical laboratory provider. The Company makes significant efforts to ensure that it is adequately compensated for services provided in its capitated arrangements, including in some instances provisions to reimburse esoteric tests (which are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests) on a fee for service basis, as an exclusion to the capitated payment. For the year ended December 31, 2012, such capitated contracts accounted for approximately $168.1 million, or 3.0% of the Company’s net sales.

The Company's ability to attract and retain managed care clients is critical given the impact of health care reform, expanded coverage (e.g. Health Insurance Exchanges and Medicaid Expansion) and evolving delivery models (e.g. Accountable Care Organizations).

Index

In addition, Medicare (which principally services patients 65 and older), Medicaid (which principally services low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. From time to time, Congress has also considered changes to the Medicare fee schedules, and the Company believes that pressure to reduce government reimbursement will continue. In March 2010, comprehensive health care reform legislation, the Patient Protection and Affordable Care Act (“ACA”), was enacted, and among its provisions were reductions in the Medicare clinical laboratory fee schedule updates, one of which is a permanent reduction and the other to be applied in 2011 through 2015. On February 17, 2012, Congress passed legislation that reduced payment rates under the Medicare Clinical Laboratory Fee Schedule by 2%, effective January 1, 2013. This reduction was applied after the adjustment of the fee schedule by the annual CPI update as reduced by the productivity adjustment (0.9%) and the 1.75% reduction under the ACA, and before the scheduled 2% sequestration reduction mandated by the Budget Control Act of 2011, which, if implemented, becomes effective April 1, 2013. The 2% sequestration reduction applies to both the Clinical Lab Fee Schedule, which represents approximately 12% of the Company's revenue, and the Physician Fee Schedule, which represents approximately 2% of the Company's revenue. During 2013, the Company also faces significant payment reductions to CPT code 88305 and a variety of other government reimbursement reductions.

Despite the potential market changes discussed above, the Company believes that the volume of clinical laboratory testing will be positively influenced by several factors, including an expanded insured population under ACA, increased knowledge of the human genome leading to an enhanced appreciation of the value of gene-based diagnostic assays and the development of new therapeutics that have a “companion diagnostic” to help identify the subset of the population for whom it is effective or that may suffer adverse events.

The Company believes its enhanced esoteric menu and geographic footprint provide a strong platform for growth. Additional factors that may lead to future volume growth include an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies) for testing and diagnosis of disease and the general aging of the population in the United States. The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare, Medicaid, and other third-party payers, particularly MCOs. In addition, movement by patients into consumer driven health plans may have an impact on the utilization of laboratory testing.

Company Strategy

The Company's strategy is to be a trusted knowledge partner for stakeholders, leading to growth in its businesses and continued creation of shareholder value. The Company will achieve this plan through the disciplined execution of a five-pillar strategy. These five strategic pillars are:

•	Deploy capital to investments that enhance its business and return capital to shareholders,

•	Enhance IT capabilities to improve the physician and patient experience,

•	Continue to improve efficiency to remain the most efficient and highest value provider of laboratory services,

•	Continue scientific innovation to offer new tests at reasonable and appropriate pricing, and

•	Participate in the development of alternative delivery models to improve patient outcomes and reduce the cost of care

The Company believes that the successful execution of this five-pillar strategy will allow it to fulfill its core mission - to offer the highest quality laboratory testing and most compelling value to its customers.

Pillar One: Deploy capital to investments that enhance the Company's business and return capital to shareholders

The Company remains committed to growing its business through strategic acquisitions and licensing agreements. Since 2008, the Company has invested approximately $2.2 billion in strategic business acquisitions. These acquisitions have strengthened the Company's geographic presence and expanded its specialty testing operations. The Company believes the acquisition market remains attractive with a number of opportunities to strengthen its scientific capabilities, grow esoteric testing and increase presence in key geographic areas.

The Company believes it has some of the premier genetics and oncology businesses in the laboratory industry. With its acquisition of Genzyme Genetics1 in December of 2010, combined with its existing genomic capabilities, the Company offers prenatal genetic testing and access to novel testing technologies such as the SMA molecular genetics assay and the entire Reveal® family of SNP Microarrays. As market demand for prenatal genetics increases, the Company believes it is well positioned to provide the broadest

Index

range of offerings, including the services of approximately 150 genetic counselors. In oncology, the Company's broad molecular oncology test menu and specialized sales force complement the strong pathology expertise of Genzyme Genetics.
In 2012, the Company continued to deploy cash and return value to shareholders through share repurchase. During the year, the Company acquired approximately 5.9 million LabCorp shares for $516.5 million. Since 2003, the Company has repurchased approximately $4.6 billion in shares at an average price of approximately $64 per share.

1. Genzyme Genetics and its logo are trademarks of Genzyme Corporation and used by Esoterix Genetic Laboratories, LLC, a wholly-owned subsidiary of LabCorp, under license. Esoterix Genetic Laboratories and LabCorp are operated independently from Genzyme Corporation.

Pillar Two: Enhance IT capabilities to improve the physician and patient experience

The Company is committed to becoming a trusted knowledge partner, as new developments in analytics and trending are changing existing ordering and workflow processes in the clinical laboratory industry. The Company's LabCorp Beacon® platform is a series of assets and functionalities that enhance the customer experience and provide an end-to-end lab solution. These assets and functionalities include:

•	Physician, patient and payor portals

•	Express electronic ordering for essentially all of the Company's brands and services

•	Integrated results viewing and enhanced reports

•	Lab analytics that provide one-click trending of patient, test and population data

•	Clinical decision support tools at the point of ordering and resulting

•	AccuDraw® which assists phlebotomists in improving accuracy, workflow and turnaround time

•	Online appointment scheduling

•	Mobility solutions for market leading mobile devices

•	Services-oriented architecture with rules-based engines, content aggregation and a plug in model for seamless integration with practice workflow

The Company has a number of new population health analytics programs in development, called LabCorp Beacon: Analytics, which provide healthcare business intelligence tools to hospitals, physician practices and accountable care organizations (“ACOs” or “ACO”). These tools assist customers in their compliance and reporting requirements with respect to efficient management of their productivity, quality and patient outcome metrics. The Company's robust rules engine maintains more than 600 clinical quality measures that are highly customizable and provide full compliance with Meaningful Use requirements and ACO, Joint Commission on Accreditation of Healthcare Organizations (“Joint Commission”) and Physician Quality Reporting System (“PQRS”) reporting requirements. Real time clinical alerts highlight gaps in care for patients and patient populations. These industry-leading, data driven services position LabCorp as a trusted partner to healthcare stakeholders, providing the knowledge to optimize decision making, improve health outcomes, and reduce treatment costs.
The Company completed its nationwide rollout of its LabCorp Beacon: Patient, a tool that enables patients to take control of their health information, in the fourth quarter of 2012. This Patient Portal is a secure and easy-to-use online solution that enables patients to receive and share lab results, make lab appointments, pay bills, set up automatic alerts and notifications and manage health information for the entire family. The Company experienced fast adoption of the Patient Portal throughout 2012 and is now experiencing accelerating growth, adding more than 1,000 new patient registrations per day.
The Company continues to improve its Electronic Medical Record (“EMR”) connectivity, interfacing to more than 650 different EMR partner solutions. The Company is working closely with leading EMR partners to streamline connectivity and enhance lab workflow, ensuring that clients can take advantage of these solutions. Over 8,000 new client EMR interfaces were added during 2012, bringing its total EMR interfaces to over 30,000. The Company remains committed to its open platform strategy, allowing customers to connect seamlessly to LabCorp directly or via their EMR of choice.
In 2013, the Company will continue its efforts to improve the physician and patient experience by enhancing LabCorp Beacon, LabCorp Beacon: Patient, EMR connectivity and LabCorp Beacon: Mobile solutions. The Company will introduce its Beacon: Analytics population health tools to hospitals, physician practices and ACOs. Additional key enhancements will include decision support, enhanced results reporting, and services aimed at further optimizing the lab ordering and resulting processes, ensuring LabCorp's position as a trusted knowledge partner.

Index

Pillar Three: Continue to improve efficiency to remain the most efficient and highest value provider of laboratory services

The Company maintains a constant focus on improving productivity and lowering costs throughout all phases of its operations - from specimen collection to processing and testing, result reporting and billing. The Company's automation initiatives, improvements to its logistics network and enhancements to its supply chain operations have increased its per-employee throughput in core laboratories more than 40% since the beginning of 2008. The Company has also improved its call center operations by improving call response time while reducing the number of facilities by over 65%. Further, the Company's service metrics, customer satisfaction ratings and turnaround times consistently exceed expectations.

In 2012, the Company implemented its Propel robot in the Powell Center for Esoteric Testing in Burlington, North Carolina. Over time, the Company expects this robot to replace the manual splitting and sorting process throughout its major laboratories, enhancing efficiency and quality. Propel complements LabCorp TouchTM accessioning, which provides leading-edge automation at the Company's PSCs and allows the Company to reduce the amount of accessioning that is performed in its core laboratories.

The Company's expansion of the Powell Center for Esoteric Testing, completed in 2011, leverages LEAN principles to conduct testing more efficiently and consolidate satellite locations. LEAN strategies have also proven effective in creating process improvements in the Company's billing and collection operations.

Pillar Four: Continue scientific innovation to offer new tests at reasonable and appropriate pricing

Innovative tests continue to be an important growth driver for the Company. In 2012, the Company introduced a total of 123 new assays, collaborating with leading companies and academic institutions to provide physicians and patients with the most scientifically advanced testing in the industry.

The Company is playing an important role in many aspects of this emerging model of care in which treatments and therapeutics are tailored to an individual, often based on his or her genetic signature (or that of a particular tumor/strain of virus). LabCorp was a leader in HIV genotyping, one of the first major advances in personalized medicine, which was used to test for resistance to specific drugs. The Company continues to build on this legacy through publications and the development of new tests and/or resources such as its June 2012 study in the Journal of Clinical Microbiology that validated clinical diagnostic tests for Bacterial Vaginosis, the January 2011 release of the Virology Report on the Company's research web page, and the acquisition of new and/or expanded capabilities such as the 2010 and 2009 acquisitions of Genzyme Genetics and Monogram Biosciences®, Inc. (“Monogram”), respectively.

Through its clinical trials division, the Company has taken a leadership role in working with pharmaceutical companies to develop companion diagnostics. The Company's capabilities in assay development, its access to a broad spectrum of testing platforms, and its experience with clinical trials has positioned LabCorp as a market leader. The Company continues to add capabilities to strengthen this companion diagnostics offering. The Company opened a new state-of-the-art biorepository for sample storage and retention in 2009. In 2011, the Company acquired Clearstone® Central Laboratories, a global central laboratory specializing in drug development and pharmaceutical services. This acquisition provided the Company with access to Clearstone's global network of labs. The pharmaceutical industry is increasingly conducting work outside of North America and the Company is expanding its ability to perform work internationally.

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

Pillar Five: Participate in the development of alternative delivery models to improve patient outcomes and reduce the cost of care

The Company recognizes that fundamental changes are taking place in the clinical laboratory industry and anticipates the movement of healthcare delivery toward large health systems, integrated delivery networks, ACOs, patient-centered medical homes, and mega-physician practices. The Company believes that its capabilities provide an end-to-end lab solution for these customers, meeting the requirements of new care models with population health management tools, decision support programs, patient counseling, integrated clinical reports and patient-centric data solutions. These offerings are focused around IT, but it is the completeness of these solutions for lab needs that differentiates LabCorp and provides value for its customers.

Index

The Company's BeaconLBSSM Platform is a point-of-care decision support service that interfaces with test ordering systems to assist physicians in lab and test selection, helping them to order the right test for the patient at the right time. Physicians, patients healthcare delivery systems and payors will benefit from this innovation, which will improve quality and more effectively manage costs without disrupting physician work flow. The Company's rules engine interfaces with payor policies for ordering, utilization, adjudication and payment.

Laboratory Testing Operations and Services

The Company has a national network of primary testing laboratories, specialty testing laboratories, branches, PSCs and STAT laboratories. A branch is a central facility that collects specimens in a region for shipment to one of the Company's laboratories for testing. A branch is also frequently used as a base for sales and distribution staff. Generally, a PSC is a facility maintained by the Company to serve the patients of physicians in a medical professional building or other strategic location. The PSC collects the specimens for testing if requested by the physician. The specimens are collected from physician offices and PSCs and sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's primary testing facilities for testing. Some of the Company's PSCs also function as STAT labs, which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately. Patient specimens are typically delivered to the Company, accompanied by a test request form (electronic or hard copy). These forms, which are completed by the client or transcribed by a Company patient service technician from a client order, indicate the tests to be performed and provide the necessary billing information.

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

Specialty Testing
While the information provided by many routine tests may be used by nearly all physicians, regardless of specialty, many other procedures are more specialized. One of the growth strategies of the Company is the continued expansion of its specialty testing operations, evident by its LabCorp Specialty Testing Group. Each specialty business has a distinctive, long-standing reputation for innovation and quality in its respective discipline, providing unique testing capabilities and/or client requirements. The Company's research and development group continues to seek new and improved technologies for a variety of diagnostic and prognostic indications. For example, the Company's Center for Molecular Biology and Pathology (“CMBP”) is a leader in molecular diagnostics, utilizing the polymerase chain reaction (“PCR”) as well as new technologies like micro-arrays and Next Generation sequencing, which are often able to provide earlier, more reliable and detailed information about cancer, genetic diseases, HIV and other infectious diseases. The Company's subsidiary, National Genetics Institute, Inc. (“NGI”), is a leader in the development of PCR assays for detection of pathogens in biologic products.
The Company continues to strengthen its specialty testing expertise through acquisitions. In August 2009, the Company acquired Monogram Biosciences, an industry leader in HIV resistance testing, which has developed new technologies in oncology such as

Index

the accurate measurement of proteins involved in cancer development and/or progression. In December 2010, the Company acquired Genzyme Genetics, a leading provider of complex reproductive and oncology testing services and the preferred provider for such services to maternal fetal medicine specialists and obstetrician/gynecologists nationally. The Company now provides reproductive genetic testing services under the name Integrated Genetics, offering a broad network of board-certified geneticists and genetic counselors. The specialized oncology services and oncology genetic testing is now provided under the name Integrated Oncology. In 2011, the Company acquired Orchid Cellmark, Inc. (now Cellmark Forensics), which provides premier forensic DNA testing. In July of 2012, the Company enhanced its specialized toxicology menu with the acquisition of MEDTOX Scientific (now MedTox Laboratories and MedTox Diagnostics), which provides services in specialized toxicology and prescription management testing, as well as on-site/point of collection testing devices.

The Specialty Testing Group is comprised of the following businesses:
Anatomic Pathology/Oncology Testing. The Company offers advanced comprehensive tumor tissue analysis, including immunohistochemistry (IHC), cancer cytogenetics and fluorescence in situ hybridization (FISH) through its DIANON Systems (“DIANON”) and Integrated Oncology specialty testing laboratories. Applications for molecular diagnostics continue to increase in oncology for both the analysis of leukemia as well as the assessment of solid tumors. In cancers such as colon and lung cancer, assays such as K-ras, BRAF and EGFR mutation analysis are associated with appropriate therapy choices for a given patient (Pharmacogenomics).
Cardiovascular Disease. The Company's cardiovascular menu includes routine cholesterol tests and expanded lipid profiles as well as a metabolic syndrome profile and tests for thrombosis and stroke. The Company also offers complete testing for monitoring disease progression and response to therapy.
Coagulation. The Company offers an extensive menu of tests for hemostasis and thrombosis, including bleeding profiles and screening tests, profiles for reproductive health, factor analysis, thrombin generation markers, and thrombotic risk evaluation. Advanced methods and access to scientific expertise are available through the Company's specialty testing group.
Diagnostic Genetics. The Company offers cytogenetic, molecular cytogenetic, biochemical and molecular genetic tests. The biochemical genetics offerings include a variety of prenatal screening options including integrated and sequential prenatal assays for more sensitive assessment of Down Syndrome risk. The Company has expanded its cytogenetics offerings through the use of whole genome SNP microarray technology, which provides enhanced detection of subtle chromosomal changes associated with the etiology of mental retardation, developmental delay and autism. The molecular genetics services include multiplex analyses of a variety of disorders and gene sequencing applications for both somatic and germ-line alterations. Through Integrated Genetics, the Company provides the most comprehensive genetic test menu in the industry as well as approximately 150 genetic counselors and 8 medical geneticists to work with the Company's physician clients in optimizing patient outcomes.
Endocrinology. The Company has emerged as a leading provider of advanced hormone/steroid testing including comprehensive services for the endocrine specialist. The Company has expanded its menu in esoteric endocrine testing and has launched a companywide initiative to develop steroid testing utilizing mass spectrometry technology. Mass spectrometry is quickly becoming the gold standard for detection of low levels of small molecule steroids including testosterone in women, children and hypogonadal men. The Company additionally offers several endocrine related genetic tests that include CYP21 mutation for congenital adrenal hyperplasia, SHOX gene for short stature, RET mutation for thyroid cancer as well as extensive age and gender-related reference intervals.
Infectious Disease. The Company provides complete HIV testing services including viral load measurements, genotyping and phenotyping and host genetic factors (e.g., HLA B*5701 test) that are important tools in managing and treating HIV infections. The addition of resistance tests, PhenoSense®, PhenoSenseGT®, Trofile®, and GenoSurePRImcSMcomplement the existing HIV GenoSure assay and provide an industry-leading, comprehensive portfolio of HIV resistance testing services. The Company also provides extensive testing services for HCV infections, including both viral load determinations and strain genotyping and host genetic factors (e.g. IL-28B test and HCV GenoSure® NS3/4A). The Company continues to develop molecular assays for infectious disease. In January 2011, the Company published on its website a comprehensive virology report that detailed the results from hundreds of thousands of infectious disease tests. The report analyzes vast amounts of data gathered by the Company to inform clinicians, public health authorities and other laboratory scientists regarding viral frequencies, distributions, trends, genotypes and associations.
Obstetrics/Gynecology. The Company offers a comprehensive menu of women's health testing, including NuSwab®: high-quality convenient STD testing, liquid-based Pap testing with image-guided cervical cytology for improved cervical cancer detection, and out-of-the-vial Pap testing with options for HPV, Chlamydia, and gonorrhea. The Company also offers tests

Index

and technologies that span the continuum of care for reproductive health, including maternal serum screening, prenatal diagnostics, ethnicity carrier screening, testing for causes of infertility or miscarriage and postnatal testing services.
Pharmacogenetics. The Company provides access to the latest tests in the emerging field of pharmacogenetics. These tests can help physicians understand how a patient will metabolize certain drugs, allowing them to recommend the most appropriate therapies or adjust dosing.
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
Chronic Disease Programs. Litholink is a nationally-recognized kidney stone analysis laboratory which has also developed a programmatic approach to the comprehensive treatment of chronic diseases, including kidney disease, cardiovascular disease, and metabolic bone disease. The Company believes these chronic disease programs represent potential significant savings to the health care system by increasing the detection of early-stage diseases and effectively managing chronic disease conditions.

The specialized testing services noted above, as well as other complex procedures, are sent to specialty testing laboratories where the Company has concentrated the resources for performing these procedures so that quality and efficiency can be most effectively monitored. Several of the Company's specialty testing laboratories and their areas of expertise are summarized in the table below.

Specialty Lab	Area of Expertise
Cellmark Forensics	Forensics
CMBP	Molecular-based diagnostics
Colorado Coagulation	Advanced coagulation testing
Correlagen Diagnostics	Molecular diagnosis of cardiac disease
DNA Identity Lab	Molecular-based diagnostics for paternity and HLA testing
Endocrine Sciences	Advanced endocrine testing
Integrated Genetics	Genetic and cytogenetic testing
Integrated Oncology/DIANON	Surgical pathology
Medtox Laboratories	Occupational testing and pain management
Monogram Biosciences	Molecular and phenotypic-based drug resistance testing
Powell Center for Esoteric Testing	Therapeutic drug monitoring, molecular diagnostics
and a broad array of additional esoteric tests
Viromed/NGI	Infectious disease

The Company performs anatomic pathology/oncology testing, obstetrics/gynecology testing and occupational testing services at multiple laboratories throughout the United States.

Index

     Development of New Tests

Advances in medicine continue to fundamentally change diagnostic testing, and new tests are allowing clinical laboratories to provide unprecedented amounts of health-related information to physicians and patients. New molecular diagnostic tests that have been introduced over the past several years, including a gene-based test for human papillomavirus, HIV drug resistance assays, and molecular genetic testing for cystic fibrosis, have now become part of standard clinical practice. The Company continued its industry leadership in gene-based and esoteric testing in 2012, generating $2.1 billion in revenue. As science continues to advance, the Company expects new testing technologies to emerge; therefore, it intends to continue to invest in advanced testing capabilities so that it can remain on the cutting edge of diagnostic laboratory testing. The Company has added, and expects to continue to add, new testing technologies and capabilities through a combination of internal development initiatives, technology licensing and partnership transactions and selected business acquisitions. Through its national sales force, the Company rapidly introduces new testing technologies to physician customers. This differentiation is important in the retention and growth of business.

In 2012, the Company continued its emphasis on scientific vision and leadership with the introduction of 123 significant test menu and automation enhancements. The Company is focused on the expansion of existing programs in molecular diagnostics as well as the introduction of new assay and assay platforms through licensing partnerships, acquisitions and internal development. Evidence of the commitment to the development of new diagnostics and applications for those diagnostics was provided in the more than 148 scientific publications (articles, book chapters, books and abstracts) and presentations at scientific meetings authored by the Company's scientific team in 2012. Examples of new tests and services introduced in 2012 include:

Cardiovascular Disease Risk Assessment - The Company launched a program to assist clinicians in the screening & risk assessment, diagnosis & confirmation as well as the management of cardiovascular-related disorders. The program includes innovative visual result displays, analytics, and trending as well as a Cardiovascular Disease Risk Assessment decision support for lipid assessment and individualized patient counseling material. The program is available through the LabCorp Beacon® solution, other client products and the customer's EMR.

HarmonyTM Prenatal Test - The Company added to its industry leading menu of genetic tests by introducing the Harmony Prenatal test, a non-invasive test performed by Ariosa Diagnostics that detects the fetal trisomies 21, 18 and 13 in pregnancies of 10 weeks or more.

NuSwab® - The Company enhanced its women's health offerings by introducing a series of tests that are derived from a single collection swab, making collection of samples convenient. NuSwab tests offer clinically validated profiles for targeted clinical conditions, and they are configured to provide high quality results to guide diagnosis and treatment.  Further, the Company offers panels as well as individual tests to give physicians appropriate and cost-effective choices to address patient needs.

ROS1 FISH and RET FISH Companion Diagnostics - The Company added ROS1 and RET FISH assays to its menu of lung cancer related testing.  The presence or absence of translocations and rearrangements of these genes impact gene expression which can impact drug responsiveness.

InheritestSM Carrier Screens - The Inheritest Carrier Screen provides genetic information related to more than 90 autosomal recessive inherited diseases found throughout the pan-ethnic US population. The Company also provides a test that evaluates a smaller panel of diseases for patients of Ashkenazi Jewish descent.

Age-Based Guidelines for Cervical Cancer and STD Screening - The Company launched an innovative age-based test protocol that aids physicians when ordering cervical cancer and sexually transmitted disease ("STD") screening tests. Through this age-based approach, clinicians can select a test number that will individualize cervical cancer and STD testing based on patient age (from 21-65) and the corresponding age-based test protocol - as set forth in the American Congress of Obstetricians and Gynecologists ("ACOG") guidelines.

The Company continues its collaboration with university, hospital and academic institutions such as Duke University, The Johns Hopkins University, the University of Minnesota and Yale University to license and commercialize new diagnostic tests.

Index

Clients

The Company provides testing services to a broad range of health care providers. During the year ended December 31, 2012, no client or group of clients under the same contract accounted for more than 10% of the Company’s consolidated net sales. The primary client groups serviced by the Company include:

Independent Physicians and Physician Groups. Physicians requiring testing for their patients are one of the Company’s primary sources of testing services. Fees for clinical laboratory testing services rendered for these physicians are billed either to the physician, to the patient or the patient’s third-party payer such as an insurance company, Medicare or Medicaid. Billings are typically on a fee-for-service basis. If the billings are to the physician, they are based on a customer fee schedule and are subject to negotiation. Otherwise, the patient or third-party payer is billed at the laboratory’s patient fee schedule, subject to third-party payer contract terms and negotiation by physicians on behalf of their patients. Revenues received from Medicare and Medicaid billings are based on government-set fee schedules and reimbursement rules.

Hospitals. The Company provides hospitals with services ranging from routine and specialty testing to contract management services. Hospitals generally maintain an on-site laboratory to perform immediately needed testing of patients receiving care. However, they also refer less time sensitive procedures, less frequently needed procedures and highly specialized procedures to outside facilities, including independent clinical laboratories and larger medical centers. The Company typically charges hospitals for any such tests on a fee-for-service basis which is derived from the Company’s client fee schedule. Fees for management services are billed monthly at contractual rates.

Managed Care Organizations. The Company serves many MCOs, and these organizations have different contracting philosophies, that are influenced by the design of the products. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates. Other MCOs adopt broader networks uniform fee structures for participating clinical laboratories. In addition, some MCOs use capitation to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement mechanism, the clinical laboratory and the managed care organization agree to a per member, per month payment to pay for all authorized laboratory tests ordered.

Other Institutions. The Company serves other institutions, including government agencies, large employers and other independent clinical laboratories that do not have the breadth of the Company’s testing capabilities. These institutions typically pay on a negotiated fee-for-service basis.

Payers

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. For the year ended December 31, 2012, requisitions (based on the total volume of requisitions excluding the Company's Ontario, Canada subsidiary) and average revenue per requisition by payer are as follows:

	Requisition Volume as a % of Total	Revenue per Requisition
Private Patients	1.6%	$177.02
Medicare and Medicaid	16.2%	$53.34
Commercial Clients	32.8%	$41.73
Managed Care	49.4%	$42.24

A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance.

Index

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

Investments in Joint Venture Partnerships

The Company holds investments in two joint venture partnerships, located in Milwaukee, Wisconsin, and Alberta, Canada. These businesses represent partnership agreements between the Company and other independent diagnostic laboratory investors. Under these agreements, all partners share in the profits and losses of the businesses in proportion to their respective ownership percentages. All partners are actively involved in the major business decisions made by each joint venture.

The Canadian partnership owns a license to conduct diagnostic testing services in the province of Alberta. Substantially all of its revenue is received as reimbursement from the provincial government's health care programs. While the Canadian license guarantees the joint venture the ability to conduct diagnostic testing in Alberta, it does not guarantee that the provincial government will continue to reimburse diagnostic laboratory testing in future years at current levels. If the provincial government decides to limit or reduce its reimbursement of laboratory diagnostic services, it could have a negative impact on the profits and cash flows the Company derives from its Canadian joint venture.

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

Information Systems

The Company has developed and implemented information management systems (“IS”) supporting its operations, as well as positioning the Company as a trusted knowledge partner. The Company operates standard platforms for its core business services including laboratory, billing, financial and reporting systems. These standard systems ensure consistency and availability on a national scale. Additionally, the Company continues to expand its core lab capabilities with services supporting digital pathology and enhanced specialty lab solutions. With approximately 85% of the Company's consolidated revenue processed through these systems, the Company's centralized IS platforms provide tremendous operational efficiencies, enabling the Company to provide consistent, structured, and standardized laboratory results and superior patient care at a national level.

In response to continued market demand for electronic laboratory data and a commitment to improving the physician and patient experience, the Company continues to expand its LabCorp Beacon® platform with new capabilities and services. The Company continues to leverage information technology advancements to deliver enhanced services through its new LabCorp Beacon: Patient product and expanded access to AccuDraw® capabilities. Additionally, the Company will continue to expand and improve client connectivity through its LabCorp Beacon® platform designed to improve lab related workflow such as ordering tests and sharing, viewing and analyzing lab results. The platform is also available in a mobile edition accessible via market leading mobile devices. This product is a key component of the Company's connectivity portfolio, whereby the Company provides physicians a choice of tailored solutions that also include robust integration with electronic medical records/electronic health records and personal health records ("PHR") applications.

The focus on the advancement of health information technology is a reflection of the growing demand for self-service, integrated healthcare data and decision support capabilities. The Company's centralized analytic platform delivers enhanced analytic services and decision support to physicians, hospitals, local communities, state agencies and national networks. The Company has a number

Index

of new population health analytics programs in development to provide healthcare business intelligence tools to hospitals, physician practices, and ACOs. These tools assist customers in their compliance and reporting requirements with respect to efficient management of their productivity, quality and patient outcome metrics. The Company's robust rules engine maintains more than 600 clinical quality measures that are highly customizable and provide full compliance with Meaningful Use requirements and ACO, Joint Commission and PQRS reporting requirements. Real time clinical alerts highlight gaps in care for patients and patient populations. These industry-leading, data driven services position LabCorp as a trusted partner to healthcare stakeholders, providing the knowledge to optimize decision making, improve health outcomes and reduce treatment costs.

Billing

Billing for laboratory services is a complicated process involving many payers such as MCOs, Medicare, Medicaid, doctors, patients and employer groups, all of which have different billing requirements. In addition, billing process arrangements with third-party administrators may further complicate the billing process.

The Company utilizes a centralized billing system in the collection of approximately 91% of its domestic revenue (85% of consolidated revenue). This system generates bills to customers based on the payer type. Client billing is typically generated monthly, whereas patient and third-party billing are typically generated daily. Agings of accounts receivable are then monitored by billing personnel and re-bills and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on the Company's experience with its accounts receivable. The Company writes off accounts against the allowance for doubtful accounts when accounts receivable are deemed to be uncollectible. For client billing, third party and managed care, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred and the account has been transferred to a third-party collection agency.

A significant portion of the Company’s bad debt expense is related to accounts receivable from patients. This portion of the Company’s bad debt expense is from the patient’s unwillingness or inability to pay. In 2012, the Company continued its focus on process initiatives to reduce the negative impact of patient accounts receivable by collecting payment at the point of service and refining its internal patient collection cycle. The Company also provides ongoing training for billing personnel to improve collections during phone calls.

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

Quality

The Company has established a comprehensive quality management program for its laboratories and other facilities designed to assure quality systems and processes are in place to facilitate accurate and timely test results. This includes licensing, credentialing, training and competency of professional and technical staff, and process audits. In addition to the external inspections and proficiency testing programs required by CMS and other regulatory agencies, systems and procedures are in place to emphasize and monitor quality. All of the Company’s laboratories are subject to on-site regulatory evaluations, external proficiency testing programs (e.g., the College of American Pathologists, or “CAP”), state surveys and the Company's own quality audit programs.

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

     Customer Interaction.  Processes to continually improve the customers’ experience with the Company are essential. Use of technology and improvements in workflow within the Company’s PSCs are helping to reduce patient wait times by expediting

Index

the patient registration process (through LabCorp Patient Appointment Scheduling) and ensuring that appropriate specimens are obtained based upon requested test requirements (through LabCorp TouchSM).

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

The Company's forensic crime laboratory located in Dallas, TX is accredited to ISO/IEC 17025:2005 by the American Society of Crime Laboratory Directors, Laboratory Accreditation Board (“ASCLD/LAB”) under the International program in the category of Biology and subcategories of nuclear DNA, mitochondrial DNA and Serology testing. Under the International Accreditation Program managed by the ASCLD/LAB, a crime laboratory undergoes a comprehensive and in-depth inspection to demonstrate that its management, operations, employees, procedures and instruments, physical plant, and security and personnel safety procedures meet stringent quality standards. The Dallas laboratory is one of 246 ASCLD-International accredited crime laboratories worldwide and is one of only 26 private crime laboratories holding any ASCLD/LAB accreditation. The Dallas facility is also one of a few forensic laboratories to hold AABB accreditation for relationship testing.

The company' full service forensic facilities in the United Kingdom are accredited to ISO/IEC 17025:2005 by the United Kingdom Accreditation Service in many areas of forensic analysis. These facilities provide crime scene investigative services, collecting samples for DNA analysis, mitochondrial DNA, microscopic analysis, tool marks, paint, and other forms of forensic testing.

The Company has seven labs that have received ISO 15189:2007 accreditation. The ISO 15189:2007 standard recognizes the technical competence of medical laboratories, thus providing a ready means for customers to find reliable high quality testing.  The list below reflects the Company's labs that have achieved this accreditation and the year in which they achieved it.

•	Integrated Oncology, Brentwood, CA - April, 2012

•	Integrated Oncology, Irvine, CA - April, 2012

•	Viromed, Minnetonka, MN - January, 2012

•	Center for Molecular Biology and Pathology (CMBP), Research Triangle Park, North Carolina - February, 2011

•	Integrated Genetics, Monrovia, CA - April, 2010

•	LabCorp's Regional Testing Facility, Tampa, FL - January, 2010

•	Integrated Oncology, Phoenix, AZ - September, 2009

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

Index

copyrights or trademarks owned by others. The Company believes, however, that no single patent, technology, trademark, intellectual property asset or license is material to its business as a whole.

Employees

As of January 31, 2013, the Company had over 34,000 full-time equivalent employees worldwide. Subsidiaries of the Company have three collective bargaining agreements, which cover approximately 588 employees. The Company’s success is highly dependent on its ability to attract and retain qualified employees, and the Company believes that it has good working relationships with its employees.

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

FDA Laws and Regulations

The Food and Drug Administration ("FDA") has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories. On July 26, 2007, the Food and Drug Administration (“FDA”) issued Draft Guidance for Industry, Clinical Laboratories, and FDA Staff: In Vitro Diagnostic Multivariate Index Assays (“the Draft Guidance”). The Draft Guidance announced that devices deemed In Vitro Diagnostic Multivariate Index Assays (“IVDMIAs”) are Class II or Class III devices requiring, among other things, pre-market notification clearance or pre-market approval from FDA. This guidance would change the agency’s historical practice regarding regulation of certain laboratory-developed tests. While the Draft Guidance is still in place, FDA indicated in June 2010 that they would not be issuing final guidance at this time but would, instead, consider exercising greater oversight of laboratory developed tests using a risk-based approach. In July 2010 FDA held a series of public meetings regarding issues and stakeholder concerns related to lab developed tests but has taken no further action and issued no further guidance at this time. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and laboratory-developed tests. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time.

The FDA enforces laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing, distribution and surveillance of diagnostic products. MedTox Diagnostics, Inc.'s point of collection testing devices are regulated by the FDA. The FDA periodically inspects and reviews the manufacturing processes and product performance of diagnostic products. The FDA has the authority to take various administrative and legal actions for non-compliance such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions.

Index

The Company is also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those under federal law, and a number of states have implemented their own laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records.

The Company believes that it is in compliance with all applicable laboratory requirements. The Company's laboratories have continuing programs to ensure that their operations meet all such regulatory requirements, but no assurances can be given that the Company's laboratories will pass all future licensure or certification inspections.

Payment for Clinical Laboratory Services

In 2012, the Company derived approximately 17.6% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs and in other government healthcare programs, in part because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule that sets the maximum amount payable in each Medicare carrier's jurisdiction. This clinical laboratory fee schedule is updated annually. Laboratories bill the program directly for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Approximately 12.3% of the Company’s revenue is reimbursed under the Medicare clinical laboratory fee schedule.

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

Following a five year freeze on CPI updates to the clinical lab fee schedule, there was a 1.2% increase in the fee schedule in 2003. In late 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) again imposed a freeze in the CPI update of the clinical lab fee schedule from 2004 through 2008. The MMA freeze expired December 31, 2008. Pursuant to the Medicare Improvements for Patients and Providers Act of 2008 ("MIPPA"), the CPI update for labs for the years 2009 through 2013 would have been reduced by 0.5%. After such reduction, the 2009 CPI update to the clinical laboratory fee schedule was an increase of 4.5% and the 2010 CPI update was a reduction of 1.9%. The comprehensive health care reform legislation enacted in 2010, the ACA, included numerous provisions that may fundamentally change the health care delivery system in the United States.  Many of the most significant changes will not take effect until 2014, and their details will be shaped by regulatory efforts that have not yet been proposed, or have not been finalized. However, the ACA did include provisions that impose Medicare payment reductions on most health care providers, including clinical laboratories. The ACA replaced the MIPPA provisions that would have reduced the CPI update in 2011 to 2013 with a new provision. Beginning in 2011and going forward, the annual CPI update to the lab fee schedule will be reduced by a “productivity adjustment” that is estimated to be 1.1% to 1.4% each year. In addition, the CPI update will be further reduced by 1.75% in each of 2012 through 2015. On February 17, 2012, Congress passed legislation that further reduced payment rates under the clinical lab fee schedule by 2% effective January 1, 2013. This reduction is applied after the productivity adjustment and the 1.75% reduction, and before the scheduled 2% sequestration reduction mandated by the Budget Control Act of 2011, will take effect for Medicare payments beginning April 1, 2013, unless Congress takes further action.

Separate from clinical laboratory services, which generally are reimbursed under the Medicare laboratory fee schedule, many pathology services are reimbursed under the Medicare physician fee schedule. The physician fee schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The physician fee schedule is also subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor would have resulted in significant decreases in payment for most physician services for each year since 2003.  However, since that time Congress has intervened repeatedly to prevent these payment reductions, and the conversion factor has been increased or frozen for the subsequent year. Decreases continue in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to mandate freezes or increases each year. On February 17, 2012, Congress passed legislation to avert significant payment reductions in March, and extended existing Medicare physician rates through December 31, 2012 and Congress took action again at the end of 2012, passing the American Taxpayer Relief Act of 2012, which maintained current rates through

Index

2013. It is not clear when or how Congress will address this issue in the long term. If Congress does not continue to block payment reductions under the statutory formula, significant reductions in the physician fee schedule rates could have an adverse effect on the Company. Approximately 1.7% of the Company’s revenue is reimbursed under the physician fee schedule.

Because a significant portion of the Company's costs are relatively fixed, Medicare, Medicaid and other government program payment reductions could have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict whether changes will be implemented that will result in further payment reductions.

In 1999, CMS announced a change in the requirements applicable to billing by independent laboratories for the Technical Component ("TC") of anatomic pathology services furnished to hospital inpatients and outpatients who are Medicare beneficiaries. That change would have required laboratories to bill the hospital, rather than Medicare, for the TC of pathology services provided to the hospital's Medicare inpatients and outpatients. However, the Benefits Improvement and Protection Act ("BIPA") enacted a special grandfather provision that exempted certain hospitals from this provision. The provision had been consistently extended but permanently expired on June 30, 2012. Independent laboratories are now required to bill the hospital, rather than Medicare, for the TC of physician pathology services performed for the hospital's Medicare inpatients and outpatients.

Congressional action in 1997 required HHS to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. The negotiated rulemaking committee established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, replacing local Medicare coverage policies which varied around the country. Since the final rules generally became effective in 2002, the use of uniform policies has improved the Company’s ability to obtain necessary billing information in some cases. However, Medicare, Medicaid and private payer diagnosis code requirements and payment policies continue to negatively impact the Company’s ability to be paid for some of the tests it performs. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

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

Standard Electronic Transactions, Security and Confidentiality of Health Information

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was designed to address issues related to the security and confidentiality of health insurance information. In an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, HIPAA regulations were promulgated to  protect the privacy and security of certain information. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses (“covered entities”). Five such regulations have been finalized: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; and (v) the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions.

The Privacy Rule regulates the use and disclosure of protected health information (“PHI”) by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to PHI. The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. The Company believes that it is in compliance in all material respects with the requirements of the HIPAA Privacy and Security Rules.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards and is within the remediation and implementation phase of the rule to adopt the ICD-10-CM code set. The compliance date for Version 5010 was January 1, 2012 but CMS delayed enforcement until June 30, 2012. The compliance date for ICD-10-CM is October 1, 2014. The Company will continue its assessment and remediation of computer systems, applications and processes for compliance with these requirements.

The federal Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration and additional restrictions on the use of PHI for marketing. HITECH also fundamentally changes a business associate’s obligations by imposing

Index

a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured protected health information is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach. The omnibus HIPAA regulation implementing most of the HITECH provisions was issued in January 2013 and makes significant changes to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules. Compliance with most of the new requirements will be required by September 23, 2013. HHS has already issued interim final regulations governing breach notification, which were effective in September 2009 and which were modified by the January 2013 final rule. The Company will continue to revise its policies and procedures and its business associate agreements to comply with the HITECH Act requirements.

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

In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical and financial information. In some cases, state laws are more restrictive than and therefore not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions after the applicable compliance dates could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement. It increases the civil penalty amounts that may be imposed, requires HHS to conduct periodic audits to confirm compliance and also authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Additionally, numerous other countries have or are developing similar laws governing the collection, use, disclosure and transmission of personal or patient information.

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

Index

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

Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity’s submission of claims to Medicare or Medicaid that are substantially in excess of that individual or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms "usual charges" and "substantially in excess" in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fisc,” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers.”  Thus, although the OIG did not proceed with its rulemaking, an enforcement action under this statutory exclusion basis

Index

is possible and, if pursued, could have an adverse effect on the Company. The enforcement by Medicaid officials of similar state law restrictions also could have a material adverse effect on the Company.

Under another federal statute, known as the "Stark Law" or "self-referral" prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or any other party for services furnished pursuant to a prohibited self-referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services;  3) an exception for certain ancillary services (including laboratory services) provided within the referring physician's own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met in order for the exception to apply. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just Medicare.

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

     Drug Testing

Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration (“SAMHSA”), which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of federal government contractors and certain other entities. To the extent that the Company’s laboratories perform such testing, each must be certified as meeting SAMHSA standards. The Company’s laboratories in Research Triangle Park, North Carolina, Raritan, New Jersey, Houston, Texas, Southaven, Mississippi, and St. Paul, Minnesota are all SAMHSA certified.

Controlled Substances

The use of controlled substances in testing for drugs of abuse is regulated by the Federal Drug Enforcement Administration.

Index

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

Government payers, such as Medicare and Medicaid, as well as insurers, including MCOs, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services or changes in policy regarding coverage of tests or other requirements for payment, such as a physician or qualified practitioner’s signature on test requisitions, may be implemented from time to time. Reimbursement for the pathology services component of the Company’s business is also subject to statutory and regulatory reduction. Reductions in the reimbursement rates and changes in payment policies of other third-party payers may occur as well. Such changes in the past have resulted in reduced payments as well as added costs and have decreased test utilization for the clinical laboratory industry by adding more complex new regulatory and administrative requirements. Further changes in federal, state, local and third-party payer regulations or policies may have a material adverse impact on the Company’s business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect upon the Company’s business.

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

The Company’s business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, the FDA or those of Medicare, Medicaid or other federal, state or local agencies.

The clinical laboratory testing industry is subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, the Company is subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. The FDA regulates diagnostic products and periodically inspects and reviews their manufacturing

Index

processes and product performance. The Company's MedTox Diagnostics' point of collection testing devices are subject to regulation by the FDA.

Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company's business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, or product suspensions or recalls which could have a material adverse effect on the Company’s business. In addition, compliance with future legislation could impose additional requirements on the Company which may be costly.

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

Index

Failure of the Company, third party payers or physicians to comply with Version 5010 of the HIPAA Transaction Standards or to comply with the ICD-10-CM Code Set by the compliance date of October 1, 2014, could negatively impact the Company's reimbursement, profitability and cash flow.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards, and is within the remediation and implementation phase of the rule to adopt the ICD-10-CM code set. The compliance date for Version 5010 was January 1, 2012 but CMS delayed enforcement until June 30, 2012. The compliance date for ICD-10-CM is October 1, 2014. The Company will continue its assessment and remediation of computer systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payers. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections.

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

Index

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

Index

Health care reform and related products (e.g. Health Insurance Exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have a material adverse impact on the Company's net revenues, profitability and cash flow.

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person that ordered the test. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company’s net revenues. For the year ended December 31, 2012, requisitions (based on the total volume of requisitions excluding the Ontario, Canada joint venture) by payer were:

•	private patients – 1.6%

•	Medicare and Medicaid – 16.2%

•	commercial clients – 32.8%

•	managed care – 49.4%.

The various managed care organizations (“MCOs”) have different contracting philosophies, which are influenced by the design of the products they offer to their members. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of the rates reimbursed to participating laboratories. Other MCOs adopt broader networks with a largely uniform fee structure offered to all participating clinical laboratories. In addition, some MCOs have used capitation in an effort to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement mechanism, the clinical laboratory and the managed care organization agree to a per member, per month payment to pay for all authorized laboratory tests ordered during the month by the physician for the members, regardless of the number or cost of the tests actually performed. Capitation shifts the risk of increased test utilization (and the underlying mix of testing services) to the clinical laboratory provider. The Company makes significant efforts to ensure that its services are adequately compensated in its capitated arrangements. For the year ended December 31, 2012, such capitated contracts accounted for approximately $168.1 million, or 3.0%, of the Company's net sales.

The Company's ability to attract and retain managed care clients is critical given the impact of health care reform, related products and expanded coverage (e.g. Health Insurance Exchanges and Medicaid Expansion) and evolving delivery models (e.g. Accountable Care Organizations).

A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance. As patient cost-sharing increases, collectibility may be impacted.

In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. Pursuant to legislation passed in late 2003, the percentage of Medicare beneficiaries enrolled in Medicare managed care plans has increased. The percentage of Medicaid beneficiaries enrolled in Medicaid managed care plans has also increased, and is expected to continue to increase. Implementation of the ACA, the health care reform legislation passed in 2010, also may affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements.

The Company expects efforts to impose reduced reimbursement, more stringent payment policies and cost controls by government and other payers to continue. If the Company cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on the Company’s net revenues, profitability and cash flows.

As an employer, health care reform legislation also contains numerous regulations that will require the Company to implement significant process and record keeping changes to be in compliance. These changes increase the cost of providing healthcare coverage to employees and their families. Given the limited release of regulations to guide compliance, the exact impact to employers including the Company is uncertain.

Index

A failure to obtain and retain new customers, a loss of existing customers or material contracts, a reduction in tests ordered or specimens submitted by existing customers, or the inability to retain existing and create new relationships with health systems could impact the Company’s ability to successfully grow its business.

To offset efforts by payers to reduce the cost and utilization of clinical laboratory services, the Company needs to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in its customer base, could impact the Company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. The Company competes primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of  services and ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base.

In addition, as the broader healthcare industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming more important. The Company has a well-established base of relationships with those systems and networks, including collaborative agreements. The Company's inability to retain its existing relationships with those provider systems and networks and to create new relationships could impact its ability to successfully grow its business.

A failure to identify and successfully close and integrate strategic acquisition targets could have a material adverse impact on the Company's business objectives and its net revenues and profitability.

Part of the Company's strategy involves deploying capital in investments that enhance the Company's business, which includes pursuing strategic acquisitions to strengthen the Company's scientific capabilities, grow esoteric testing capabilities and increase presence in key geographic areas. Since 2008, the Company has invested approximately $2.2 billion in strategic business acquisitions for these purposes. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company's operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:

•	failure to obtain regulatory clearance, including due to antitrust concerns;

•	loss of key customers or employees;

•	difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;

•	unidentified regulatory problems;

•	failure to maintain the quality of services that such companies have historically provided;

•	coordination of geographically-separated facilities and workforces; and

•	diversion of management's attention from the day-to-day business of the Company.

The Company cannot assure that current or future acquisitions, if any, or any related integration efforts will be successful, or that the Company's business will not be adversely affected by any future acquisitions, including with respect to net revenues and profitability. Even if the Company is able to successfully integrate the operations of businesses that it may acquire in the future, the Company may not be able to realize the benefits that it expects from such acquisitions.

Adverse results in material litigation matters could have a material adverse effect upon the Company’s business.

The Company may become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and bodies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities or billing and pricing arrangements that are brought to their attention through billing audits or third parties. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon its business.

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

Index

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

Unionization of employees, union strikes, or work stoppages could adversely affect the Company's operations and have a material effect upon the Company's business.

The Company is a party to collective bargaining agreements with various labor unions. Disputes with regard to the terms of these agreements or its potential inability to negotiate acceptable contracts with these unions could result in, among other things, labor unrest, strikes, work stoppages, or other slowdowns by the affected workers. If unionized workers were to engage in a strike, work stoppage, or other slowdown, or other employees were to become unionized, we could experience a significant disruption of its operations or higher ongoing labor costs, either of which could have a material adverse effect upon the Company's business. Additionally, future labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could compromise its service reliability and significantly increase its costs, which could have a material adverse impact upon the Company's business.

A significant increase in the Company’s days sales outstanding could increase bad debt expense and have an adverse effect on the Company’s business including its cash flow.

Billing for laboratory services is a complex process. Laboratories bill many different payers including doctors, patients, hundreds of insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. In addition to billing complexities, the Company is experiencing increasing patient responsibility as a result of managed care fee-for-service plans which continue to increase patient copayments, coinsurance and deductibles. A material increase in the Company’s days sales outstanding level (“DSO”) resulting in an increase in the Company’s bad debt expense could have an adverse effect on the Company’s business including its cash flow.

Failure in the Company’s information technology systems or delays or failures in the development and implementation of the Company's LabCorp Beacon® platform could significantly increase testing turn-around time or billing processes and otherwise disrupt the Company’s operations or customer relationships.

The Company’s laboratory operations and customer relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions the Company has taken, its information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, the Company is in the process of integrating the information technology systems of its recently acquired subsidiaries, and the Company may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of the Company’s systems in one or more of its laboratory operations could disrupt the Company’s ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. The Company is also continuing to enhance its LabCorp Beacon platform and could experience delays or deficiencies in the development process. Failure of the Company’s information technology systems could adversely affect the Company’s business, profitability and financial condition.

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

Index

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Index

Item 2.       PROPERTIES

The Company operates through a national network of primary laboratories, branches, PSCs and STAT laboratories. The table below summarizes certain information as to the Company’s principal operating and administrative facilities as of December 31, 2012.

Location	Nature of Occupancy
Primary Laboratories:
Birmingham, Alabama	Leased
Phoenix, Arizona	Leased
Calabasas, California	Leased
Irvine, California	Leased
Los Angeles, California	Leased
Monrovia, California	Leased
San Diego, California	Leased
San Francisco, California	Leased
Denver, Colorado	Leased
Shelton, Connecticut	Leased
Ft. Myers, Florida	Owned
Tampa, Florida	Leased
Chicago, Illinois	Leased
Indianapolis, Indiana	Leased
Westborough, Massachusetts	Leased
Eden Prairie, Minnesota	Leased
St. Paul, Minnesota	Owned
Southaven, Mississippi	Owned
Kansas City, Missouri	Owned
Cranford, New Jersey	Leased
Raritan, New Jersey	Owned
South Brunswick, New Jersey	Leased
Santa Fe, New Mexico	Owned
New Hartford, New York	Leased
New York, New York	Leased
Burlington, North Carolina	Owned
Greensboro, North Carolina	Leased
Research Triangle Park, North Carolina	Leased
Dublin, Ohio	Owned
Oklahoma City, Oklahoma	Leased
Brentwood, Tennessee	Leased
Knoxville, Tennessee	Leased
Austin, Texas	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
San Antonio, Texas	Leased
Salt Lake City, Utah	Leased
Seattle, Washington	Leased
Milwaukee, Wisconsin	Leased
Charleston, West Virginia	Leased
Mechelen, Belgium	Leased
Edmonton, Canada	Leased

Index

Ontario, Canada	Owned
Mississauga, Canada	Leased
Beijing, China	Leased
Singapore	Leased
Chorley, United Kingdom	Leased
Oxfordshire, United Kingdom	Leased
Corporate Headquarters Facilities:
Burlington, North Carolina	Owned
Burlington, North Carolina	Leased

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

Index

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. ("Hunter Labs Settlement Agreement"), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2012. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011 through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payors. With stakeholder input, DHCS has proposed data elements and a format for laboratories to report payment data from comparable third-party payors by March 29, 2013. After reviewing the submitted data, DHCS will propose new reimbursement rates and solicit stakeholder input before their implementation. The bill provides that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10% payment reduction imposed by statute in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80% of the lowest maximum allowance established under the federal Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this new California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.

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

On December 8, 2011, the Company announced that it had reached an agreement with the Federal Trade Commission (“FTC”) that allowed the Company to complete its acquisition of Orchid Cellmark Inc. ("Orchid"), which closed on December 15, 2011. Under the terms of the consent decree with the FTC, the Company was required to divest certain assets of Orchid's U.S. government paternity business. On December 16, 2011, the Company sold those assets to DNA Diagnostics Center® (DDC), a privately held provider of DNA paternity testing. A petition for appraisal of shares of Orchid was resolved in November, 2012.

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

On February 27, 2012, the Company was served with a False Claims Act lawsuit, United States ex rel. Margaret Brown v. Laboratory Corporation of America Holdings and Tri-State Clinical Laboratory Services, LLC, filed in the United States District Court for the Southern District of Ohio, Western Division. The lawsuit alleges that the defendants submitted false claims for payment for laboratory testing services performed as a result of financial relationships that violated the federal Stark and anti-

Index

kickback laws. The Company owned 50% of Tri-State Clinical Laboratory Services, LLC, which was dissolved in June of 2011. Tri-State Clinical Laboratory Services, LLC filed a voluntary petition under Chapter 7 of Title 11 of the United States Code. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The United States government has not intervened in the lawsuit. The Company will vigorously defend the lawsuit.

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

Three shareholder class actions, Carol A. Kiel v. Braun, et al, Louise Perlman v. MEDTOX Scientific, et al., and John Siciliano v. MEDTOX Scientific, Inc., et al., were filed in connection with the acquisition of MEDTOX in the County of Ramsey, Second Judicial District for the State of Minnesota. The lawsuits challenged the MEDTOX acquisition on grounds of alleged breaches of fiduciary duty and/or other violations of state law. The Company and its merger subsidiary were named only in the Kiel and Perlman cases. On July 20, 2012, the parties, through their counsel, executed a Memorandum of Understanding setting forth their agreement in principle to settle all three of the putative shareholder class actions. The Memorandum of Understanding was subsequently superseded by a Stipulation of Settlement dated October 12, 2012, and the settlement was approved by the Court on February 13, 2013. Under the terms of the settlement, all claims were dismissed with prejudice.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

Market Information

The Company's common stock, par value $0.10 per share (the "Common Stock"), trades on the New York Stock Exchange (“NYSE”) under the symbol "LH."  The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock reported on the NYSE Composite Tape.

	High	Low
Year Ended December 31, 2011
First Quarter	$92.98	$86.19
Second Quarter	$100.94	$92.09
Third Quarter	$99.76	$76.91
Fourth Quarter	$88.15	$74.57
Year Ended December 31, 2012
First Quarter	$93.30	$85.58
Second Quarter	$94.33	$81.56
Third Quarter	$95.30	$83.50
Fourth Quarter	$94.30	$82.15

Holders

On February 20, 2013 there were 353 holders of record of the Common Stock.

Dividends

The Company has not historically paid dividends on its Common Stock and does not presently anticipate paying any dividends on its Common Stock in the foreseeable future.

Index

Common Stock Performance

The Company’s common stock is traded on the NYSE. The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2007 in each of the Company’s common stock, the Standard & Poor’s (the “S&P”) Composite-500 Stock Index and the S&P 500 Health Care Index (the “Peer Group”) and assuming that all dividends were reinvested.

Comparison of Five Year Cumulative Total Return

	12/2007	12/2008	12/2009	12/2010	12/2011	12/2012
Laboratory Corporation of America Holdings	$100	$85	$99	$116	$114	$115
S&P 500 Index	$100	$63	$80	$92	$94	$109
S&P 500 Health Care Index	$100	$77	$92	$95	$107	$126

Comparison of Cumulative Five Year Total Return
Indexed Stock Price
160
140
120
100
80
60
40
20
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Laboratory Corporation of America Holdings
S&P 500 Index
S&P 500 Health Care Index

Index

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s Common Stock made during the quarter ended December 31, 2012, by or on behalf of the Company (dollar amounts in millions):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
October 1 – October 31	0.5	$90.05	0.5	$161.1
November 1 – November 30	0.6	83.97	0.6	111.0
December 1 – December 31	0.5	86.08	0.5	68.0
	1.6	$86.48	1.6

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007, including the Board of Director's authorization on February 10, 2011 to purchase up to $500.0 of additional shares of the Company's common stock. As of December 31, 2011, the Company had outstanding authorization from the Board of Directors to purchase up to $84.4 of Company common stock. On February 10, 2012, the Company announced the Board of Directors authorized the purchase of up to $500.0 of additional shares of the Company's common stock. As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase $68.0 of Company common stock. The repurchase authorization has no expiration date. On February 8, 2013, the Company announced the Board of Directors authorized the purchase of up to $1,000.0 of additional shares of the Company’s common stock.

Index

Item 6.	SELECTED FINANCIAL DATA

The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the five-year period ended December 31, 2012 are derived from consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. This data should be read in conjunction with the accompanying notes, the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere herein.

	Year Ended December 31,
	(a) 2012	(b) (c) 2011	(d) 2010	(e) 2009	(f) 2008
	(In millions, except per share amounts)
Statement of Operations Data:
Net sales	$5,671.4	$5,542.3	$5,003.9	$4,694.7	$4,505.2
Gross profit	2,249.7	2,274.7	2,097.8	1,970.9	1,873.8
Operating income	1,023.5	948.4	978.8	935.9	842.9
Net earnings attributable to Laboratory
Corporation of America Holdings	583.1	519.7	558.2	543.3	464.5
Basic earnings per common share	$6.09	$5.20	$5.42	$5.06	$4.23
Diluted earnings per common share	$5.99	$5.11	$5.29	$4.98	$4.16
Basic weighted average common
shares outstanding	95.7	100.0	103.0	107.4	109.7
Diluted weighted average common
shares outstanding	97.4	101.8	105.4	109.1	111.8
Balance Sheet Data:
Cash and cash equivalents, and
short-term investments	$466.8	$159.3	$230.7	$148.5	$219.7
Goodwill and intangible assets, net	4,569.4	4,302.5	4,275.4	3,239.3	2,994.8
Total assets	6,795.0	6,111.8	6,187.8	4,837.8	4,669.5
Long-term obligations (g)	2,655.0	2,221.0	2,188.4	1,394.4	1,721.3
Total shareholders' equity	2,717.4	2,503.5	2,466.3	2,106.1	1,688.3

(a)
During 2012, the Company recorded net restructuring charges of $25.3. The charges were comprised of $16.2 in severance and other personnel costs and $19.6 in facility-related costs primarily associated with the ongoing integration activities of Orchid and the Integrated Genetics Division (formerly Genzyme Genetics) and costs associated with the previously announced termination of an executive vice president. These charges were offset by the reversal of previously established reserves of $6.3 in unused severance and $4.2 in unused facility-related costs. As part of the Clearstone integration, the Company also recorded a $6.9 loss on the disposal of one of its European subsidiaries in Other, net under Other income (expenses) during 2012. In addition, the Company recorded $6.2 in accelerated amortization relating to the termination of a licensing agreement.

(b)
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

(c)
Following the closing of its acquisition of Orchid Cellmark Inc. ("Orchid") in mid-December 2011, the Company recorded a net $2.8 loss on its divestiture of certain assets of Orchid's U.S. government paternity business, under the terms of the agreement reached with the U.S. Federal Trade Commission. This non-deductible loss on disposal

Index

was recorded in Other Income and Expense in the Company's Consolidated Statements of Operations and decreased net earnings for the twelve months ended December 31, 2011 by $2.8.

(d)
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

(e)	During 2009, the Company recorded net restructuring charges of $13.5 primarily related to the closing of redundant and underutilized facilities.

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

(f)
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

(g)
Long-term obligations primarily include the Company’s zero-coupon convertible subordinated notes, 5 1/2% senior notes due 2013, 5 5/8% senior notes due 2015, 3 1/8% senior notes due 2016, 2 1/5% senior notes due 2017, 4 5/8% senior notes due 2020, 3 3/4% senior notes due 2022, term loan, revolving credit facility and other long-term obligations. The accreted balance of the zero-coupon convertible subordinated notes was $130.0, $135.5, $286.7, $292.2 and $573.5 at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. The balance of the 5 1/2% senior notes, including principal and unamortized portion of a deferred gain on an interest rate swap agreement, was $350.0, $350.5, $350.9, $351.3 and $351.7 at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. The principal balance of the 5 5/8% senior notes was $250.0 at December 31, 2012, 2011, 2010, 2009 and 2008. The principal balance of the 3 1/8% senior notes was $325.0 at December 31, 2012, 2011 and 2010, and $0 for 2009 and 2008. The principal balance of the 4 5/8% senior notes was $600.0 at December 31, 2012, 2011 and 2010

Index

and $0 for 2009 and 2008. The principal balances of the 2 1/5% and 3 3/4% senior notes were $500.0 each at December 31, 2012 and $0 for all other years presented. The term loan was $0.0, $0.0, $375.0, $425.0 and $475.0 at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. The revolving credit facility was $0.0, $560.0, $0.0, $75.0, $70.8 at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. The remainder of other long-term obligations consisted primarily of mortgages payable with balances of $0.0, $0.0, $0.8, $0.9 and $0.3 at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. Long-term obligations exclude amounts due to affiliates.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in millions)

General

During 2012 the Company grew its revenue in a challenging economic environment. Net sales for 2012 increased 2.3% in comparison to 2011 on a 1.7% increase in volume and a 0.6% increase in revenue per requisition. The Company's acquisition of Orchid in December 2011 increased revenue and volume by 1.1% and 0.3%, respectively, in 2012 compared to 2011. The Company's acquisition of MEDTOX on July 31, 2012 increased revenue and volume by 1.0% and 1.4%, respectively, in 2012 compared to 2011.

During 2012, the impact of inclement weather (notably from Super Storm Sandy in October 2012) reduced the Company's revenues and diluted earnings per share by an estimated $16.0 and $0.09, respectively.

Changes in governmental regulations will have a significant impact on the Company's operations in 2013. The Affordable Care Act Baseline for the 2013 update to the Clinical Lab Fee Schedule was negative 0.95% and the Middle Class Tax Relief and Job Creation Act rebaselined the fee schedule an additional 2% lower. These fee schedule reductions became effective on January 1, 2013. If mandatory sequestration is implemented, the Company will receive an additional 2% reduction to the Clinical Lab Fee Schedule and a separate 2% reduction to the Physician Fee Schedule effective April 1, 2013. The Company also faces significant revenue impacts in 2013 as a result of a variety of other government reductions in payment for laboratory services. Altogether, the Company estimates that these payment reductions will negatively impact 2013 revenue by over $50.0 and diluted earnings per share by approximately $0.35.

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

Index

Results of Operations (amounts in millions except Revenue Per Requisition info)

Years ended December 31, 2012, 2011, and 2010

Net Sales

	Years Ended December 31,			% Change
Net sales	2012	2011	2010	2012	2011
Routine Testing	$3,246.6	$3,143.9	$2,995.4	3.3%	5.0%
Genomic and Esoteric Testing	2,089.8	2,089.0	1,728.5	0.0%	20.9%
Ontario, Canada	335.0	309.4	280.0	8.3%	10.5%
Total	$5,671.4	$5,542.3	$5,003.9	2.3%	10.8%

	Years Ended December 31,			% Change
Volume	2012	2011	2010	2012	2011
Routine Testing	86.2	85.2	83.3	1.2%	2.3%
Genomic and Esoteric Testing	29.9	29.3	27.2	1.8%	7.8%
Ontario, Canada	9.8	9.3	9.1	6.2%	1.8%
Total	125.9	123.8	119.6	1.7%	3.5%

	Years Ended December 31,			% Change
Revenue Per Requisition	2012	2011	2010	2012	2011
Routine Testing	$37.68	$36.91	$35.96	2.1%	2.6%
Genomic and Esoteric Testing	$69.94	$71.19	$63.48	(1.8)%	12.1%
Ontario, Canada	$33.94	$33.29	$30.68	2.0%	8.5%
Total	$45.04	$44.76	$41.82	0.6%	7.0%

The increase in net sales for the three years ended December 31, 2012 has been driven primarily by acquisitions made in all years (most significantly in the second half of 2010), along with growth in the Company's managed care business, increased revenue from third parties (Medicare and Medicaid), the Company's continued shift in test mix to higher-priced genomic and esoteric tests, and growth in revenue per requisition in the Company's routine testing.

During the fourth quarter of 2012, the impact of inclement weather reduced revenue by an estimated $16.0. The increase in net sales for the year ended December 31, 2012 as compared with 2011 was driven primarily by the MEDTOX and Orchid acquisitions and by contributions from the milder winter weather experienced in the first quarter of 2012, along with positive volume growth in genomic and esoteric testing and Ontario, Canada, offset by volume losses sustained in the fourth quarter of 2012 due to super storm Sandy. Genomic and esoteric testing volume as a percentage of total volume was 23.7% in both 2012 and 2011. Volume growth for genomic and esoteric testing was primarily due to the incremental volume from Orchid as well as growth in the NuSwab®series of women's health tests, offset by declines in histology and surgical pathology volumes. The decline in price in genomic and esoteric testing is a result of a lower mix of reproductive and histology testing. Net sales of the Ontario subsidiary were $335.0 for 2012 compared to $309.4 in 2011, an increase of $25.6, or 8.3%. Net sales of the Ontario subsidiary were negatively impacted by a stronger U.S. dollar in 2012 as compared with 2011 and a weaker dollar in 2011 compared to 2010. In Canadian dollars, net sales of the Ontario subsidiary for the twelve months ended December 31, 2012, 2011 and 2010 were CN$334.7, CN$306.0 and CN$288.5, respectively.

In 2011, the Company's 2010 acquisition of Genzyme Genetics contributed 6.8% to the overall 10.8% growth in revenue and 0.9% to the overall 3.5% growth in volume.

Index

Cost of Sales	Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
Cost of sales	$3,421.7	$3,267.6	$2,906.1	4.7%	12.4%
Cost of sales as a % of sales	60.3%	59.0%	58.1%

Cost of sales (primarily laboratory and distribution costs) increased 4.7% in 2012 as compared with 2011 primarily due to incremental costs from acquisitions including MEDTOX and Orchid and to increases in employee benefits cost. The increase in cost of sales as a percentage of net sales is primarily due to the impact of inclement weather, lower margins on acquired operations that have not yet been fully integrated as well as slower volume growth.

Cost of sales has increased over the three year period ended December 31, 2012 primarily due to overall growth in the Company's volume, as well as increases in labor, the continued shift in test mix to higher cost genomic and esoteric testing and the impact of acquisitions. As a percentage of sales, cost of sales has increased during the three year period ended December 31, 2012 from 58.1% in 2010 to 60.3% in 2012. The increase in 2012 cost of sales as a percentage of net sales is primarily attributable to recent acquisitions that have not been fully integrated into the Company's operating cost structure as of December 31, 2012. Cost of sales of the Ontario subsidiary contributed $16.8 and $17.4 or 0.5% and 0.6% of the increase in cost of sales in 2012 and 2011, respectively. These increases were due to continued growth in the business. Labor and testing supplies comprise over 77% of the Company’s cost of sales.

Selling, General and Administrative Expenses

	Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
Selling, general and administrative expenses	$1,114.6	$1,159.6	$1,034.3	(3.9)%	12.1%
SG&A as a % of sales	19.7%	20.9%	20.7%

Selling, general and administrative expenses as a percentage of net sales decreased to 19.7% in 2012 compared to 20.9% in 2011. The decrease in selling, general and administrative expenses as a percentage of net sales is partially due to expense management and to efficiencies from acquired operations that are being integrated into the Company's operating cost structure. Additionally, bad debt expense decreased to 4.3% of net sales in 2012 as compared with 4.6% in 2011 primarily due to improved collection trends resulting from process improvement programs within the Company's billing department and field operations. These decreases in selling, general and administrative expenses were partially offset by $9.9 in fees from the MEDTOX acquisition recorded during 2012. Selling, general and administrative expenses of the Ontario subsidiary increased $7.1 and $6.6 or 0.6% and 0.6% of the prior year totals in 2012 and 2011, respectively. These increases were due to continued growth in the business. During 2011, the Company recorded the settlement of the Hunter Labs litigation in California for $34.5 ($49.5 settlement less previously recorded reserves of $15.0) in selling, general and administrative expenses.

Amortization of Intangibles and Other Assets

	Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
Amortization of intangibles and other assets	$86.3	$85.8	$72.7	0.6%	18.0%

The increase in amortization of intangibles and other assets over the three year period ended December 31, 2012 primarily reflects the impact of acquisitions closed during all three years. During 2012, the Company recorded $6.2 in accelerated amortization relating to the termination of a licensing agreement.

Index

Restructuring and Other Special Charges

	Years Ended December 31,
	2012	2011	2010
Restructuring and other special charges	$25.3	$80.9	$12.0

During 2012, the Company recorded net restructuring charges of $25.3. The charges were comprised of $16.2 in severance and other personnel costs and $19.6 in facility-related costs primarily associated with the ongoing integration activities of Orchid and the Integrated Genetics Division (formerly Genzyme Genetics) and costs associated with the previously announced termination of an executive vice president. These charges were offset by the reversal of previously established reserves of $6.3 in unused severance and $4.2 in unused facility-related costs.

During 2011, the Company recorded net restructuring charges of $44.6. Of this amount, $27.4 related to severance and other personnel costs, and $22.0 primarily related to facility-related costs associated with the ongoing integration of certain acquisitions including Genzyme Genetics and Westcliff. These charges were offset by restructuring credits of $4.8, resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded fixed assets impairment charges of $18.9 primarily related to equipment, computer systems and leasehold improvements in closed facilities. The Company also recorded special charges of $14.8 related to the write-off of certain assets and liabilities related to an investment made in prior years, along with a $2.6 write-off of an uncollectible receivable from a past installment sale of one of the Company's lab operations.

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

From time to time, the Company implements cost savings initiatives. These initiatives result from the integration of recently acquired businesses and from reducing the number of facilities and employees in an effort to balance the Company's cost of operations with current test volume trends while maintaining the high quality of its services that the marketplace demands. It is difficult to determine the nature, timing and extent of these activities until adequate planning has been completed and reviewed. The continuing economic downturn being experienced in the United States and globally has had an impact on the Company's volume. The Company believes that any restructuring costs which may be incurred in future periods will be more than offset by subsequent savings realized from these potential actions and that any related restructuring charges will not have a material impact on the Company's operations or liquidity.

As part of the Clearstone integration, the Company also recorded a $6.9 loss on the disposal of one of its European subsidiaries in Other, net under Other income (expenses) during 2012.

Interest Expense	Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
Interest expense	$94.5	$87.5	$70.0	8.0%	25.0%

The increase in interest expense for 2012 as compared with 2011 is primarily due to the issuance of $1,000.0 of senior notes in August 2012. This increase was partially offset by the settlement of approximately $155.1 of the zero-coupon subordinated notes during 2011. In addition, during December 2011, the Company replaced its existing term loan facility (the "Term Loan Facility") with a new revolving credit facility (the "Revolving Credit Facility"), which is described further in "Note 11 to Consolidated Financial Statements." The new Revolving Credit Facility had a lower effective interest rate during 2012 compared with the effective interest rate on the Term Loan Facility during 2011. Finally, there were no borrowings outstanding under the Revolving Credit Facility during the fourth quarter of 2012.

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

Index

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

Equity Method Income

	Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
Equity method income	$21.4	$9.5	$10.6	125.3%	(10.4)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in income in 2012 compared with 2011 is primarily due to the Company's share of losses during 2011 in the Cincinnati, Ohio joint venture (liquidation initiated in the second half of 2011) and the Canada, China, Singapore and Western Europe equity method investments (acquired by the Company in the second half of 2011). In addition, in conjunction with the liquidation of one of its joint ventures, the Company recorded a $2.9 increase in equity method income during the second quarter of 2012.

Income Tax Expense	Years Ended December 31,
	2012	2011	2010
Income tax expense	$359.4	$333.0	$344.0
Income tax expense as a % of income before tax	38.1%	38.4%	37.6%

The effective tax rate for 2012 was favorably impacted by an increase in unrecognized income tax benefits compared to 2011, partially offset by an increase in tax on the additional investment in the Company's Canadian subsidiary. The effective tax rate for 2011 was negatively impacted by a decrease in unrecognized income tax benefits compared to 2010, the divestiture of certain Orchid paternity contracts, and foreign losses not tax effected.

Liquidity, Capital Resources and Financial Position

The Company's strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. This cash-generating capability is one of the Company's fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. The Company's senior unsecured Revolving Credit Facility is further discussed in "Note 11 to Consolidated Financial Statements."
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
The Company believes that its cash from operations, in combination with available cash on hand and borrowing capacity, will be sufficient to satisfy its obligations in 2013. The Company's $350.0 Senior Note matured on February 1, 2013 was paid with available cash on hand and $30.0 from the Revolving Credit Facility. The Company has recently discussed its intention to increase its ratio of total debt to consolidated EBITDA over time from 2.0 to 1.0 as of December 2012 to 2.5 to 1.0. The Company believes that it can achieve this through use of its Revolving Credit Facility and its ready access to debt capital markets. In the event that the Company needs additional liquidity, it believes it can readily access the debt capital markets.

Operating Activities

In 2012, the Company’s operations provided $841.4 of cash, reflecting the Company’s solid business results. The Company continued to focus on efforts to increase cash collections from all payers and to generate on-going improvements to the claim submission processes. At December 31 2012, a balance sheet reclassification adjustment was made to reduce cash and accounts

Index

payable to net positive cash balances in certain accounts at one of the Company's financial institutions with outstanding checks in specific accounts with that same bank as there is a technical right of offset for cash accounts within the same bank. This adjustment included an out of period one time correction that reduced 2012 reported operating cash flows by $34.0, which is not material to the previously reported financial statements.

The Company made contributions to the defined benefit retirement plan (“Company Plan”) of $11.3, $0.0 and $0.0 in 2012, 2011 and 2010, respectively. In October 2009, the Company received approval from its Board of Directors to freeze any additional service-based credits for any years of service after December 31, 2009 on the Company Plan and the PEP. Both plans have been closed to new participants. Employees participating in the Company Plan and the PEP no longer earn service-based credits, but continue to earn interest credits. In addition, effective January 1, 2010, all employees eligible for the defined contribution retirement plan (the “401K Plan”) receive a minimum 3% non-elective contribution (“NEC”) concurrent with each payroll period. The NEC replaces the Company match, which has been discontinued. Employees are not required to make a contribution to the 401K Plan to receive the NEC. The NEC is non-forfeitable and vests immediately. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on years of service. Non-elective and discretionary contributions were $49.0 in 2012, compared to $44.3 in 2011 and $40.6 in 2010.

Projected pension expense for the Company Plan and the PEP is expected to remain at $12.1 in 2013. The Company plans to make contributions of $6.5 to the Company Plan during 2013. See “Note 16 to the Consolidated Financial Statements” for a further discussion of the Company’s pension and postretirement plans.

Investing Activities

Capital expenditures were $173.8, $145.7 and $126.1 for 2012, 2011 and 2010, respectively. The increase in capital spending in 2012 was related to certain integration and cost savings initiatives started by the Company. The Company expects capital expenditures of approximately $200.0 to $220.0 in 2013. The Company's projected capital expenditures are higher than historical levels due to near-term investments in facility consolidation and replacement of a major testing platform. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company’s Revolving Credit Facility as needed.

The Company remains committed to growing its business through strategic acquisitions and licensing agreements. The Company has invested a total of $1,650.8 over the past three years in strategic business acquisitions, including MEDTOX Scientific in 2012, Orchid in 2011 and Genzyme Genetics in 2010. These acquisitions have helped strengthen the Company’s geographic presence along with expanding capabilities in the specialty testing operations. The Company believes the acquisition market remains attractive with a number of opportunities to strengthen its scientific capabilities, grow esoteric testing capabilities and increase presence in key geographic areas.

The Company has invested a total of $2.9 over the past three years in licensing new testing technologies and had $41.0 net book value of capitalized patents, licenses and technology as of December 31, 2012. While the Company continues to believe its strategy of entering into licensing and technology distribution agreements with the developers of leading-edge technologies will provide future growth in revenues, there are certain risks associated with these investments. These risks include, but are not limited to, the failure of the licensed technology to gain broad acceptance in the marketplace and/or that insurance companies, managed care organizations, or Medicare and Medicaid will not approve reimbursement for these tests at a level commensurate with the costs of running the tests. Any or all of these circumstances could result in impairment in the value of the related capitalized licensing costs.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for the Revolving Credit Facility, a five-year $1,000.0 senior unsecured revolving credit facility with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. As part of the new Revolving Credit Facility, the Company repaid all of the outstanding principal balances of $318.8 on its existing term loan facility and $235.0 on its existing revolving credit facility. In conjunction with the repayment and cancellation of its old credit facility, the Company recorded approximately $1.0 of remaining unamortized debt costs as interest expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2011.

The balances outstanding on the Company's Revolving Credit Facility at December 31, 2012 and December 31, 2011 were $0.0 and $560.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Rating Services. The Revolving Credit Facility is classified as long-term debt due to the expiration date of the agreement on December 21, 2016.

Index

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at December 31, 2012. As of December 31, 2012, the ratio of total debt to consolidated EBITDA was 2.0 to 1.0.

As of December 31, 2012, the effective interest rate on the Revolving Credit Facility was 1.2%.

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

During 2012, the Company purchased $516.5 of its stock representing 5.9 shares. As of December 31, 2012, the Company had remaining outstanding authorization from the Board of Directors to purchase $68.0 of Company common stock. On February 8, 2013, the Company announced the Board of Directors authorized the purchase of $1,000.0 of additional shares of the Company’s common stock.

During 2012, the Company settled notices to convert $9.8 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $12.0. The total cash used for these settlements was $8.2 and the Company also issued forty-one thousand additional shares of common stock.

On September 12, 2012, the Company announced that for the period of September 12, 2012 to March 11, 2013, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 7, 2012, in addition to the continued accrual of the original issue discount.

On January 2, 2013, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning January 1, 2013, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, March 29, 2013. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

Credit Ratings

The Company’s debt ratings of Baa2 from Moody’s and BBB from Standard and Poor’s contribute to its ability to access capital markets.

Index

Contractual Cash Obligations	Payments Due by Period
			2014-	2016-	2018 and
	Total	2013	2015	2017	thereafter
Operating lease obligations	$583.8	$166.9	$228.4	$100.8	$87.7
Contingent future licensing payments (a)	21.9	5.1	9.1	6.1	1.6
Minimum royalty payments	10.3	2.0	3.5	3.2	1.6
Zero-coupon subordinated notes (b)	130.0	130.0	—	—	—
Scheduled interest payments on Senior Notes	530.7	83.3	163.4	115.6	168.4
Revolving credit facility	—	—	—	—	—
Long-term debt, other than revolving credit facility	2,525.0	350.0	250.0	825.0	1,100.0
Total contractual cash obligations (c) and (d)	$3,801.7	$737.3	$654.4	$1,050.7	$1,359.3

(a)
Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and when specified revenue milestones are met.

(b)
As announced by the Company on January 2, 2013, holders of the zero-coupon subordinated notes may choose to convert their notes during the first quarter of 2013 subject to terms as defined in the note agreement. See “Note 11 to Consolidated Financial Statements” and "Credit Ratings" above for further information regarding the Company’s zero-coupon subordinated notes.

(c)
The table does not include obligations under the Company’s pension and postretirement benefit plans, which are included in "Note 16 to Consolidated Financial Statements." Benefits under the Company's postretirement medical plan are made when claims are submitted for payment, the timing of which is not practicable to estimate.

(d)
The table does not include the Company’s reserves for unrecognized tax benefits. The Company had a $46.2 and $63.5 reserve for unrecognized tax benefits, including interest and penalties, at December 31, 2012 and 2011, respectively, which is included in “Note 13 to Consolidated Financial Statements.” Substantially all of these tax reserves are classified in other long-term liabilities in the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011.

Off-Balance Sheet Arrangements

The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off balance sheet financing other than normal operating leases.

Other Commercial Commitments

As of December 31, 2012, the Company provided letters of credit aggregating approximately $37.4, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company’s Revolving Credit Facility and are renewed annually, around mid-year.

The partnership units of the holders of the noncontrolling interest in the Company's Ontario, Canada (“Ontario”) subsidiary were acquired by the Company on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity. Upon the completion of these two transactions, the Company's financial ownership percentage in its Ontario subsidiary remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario subsidiary was amended and restated with substantially the same terms as the previous agreement.

On October 14, 2011, the Company issued notice to a noncontrolling interest holder in its Ontario subsidiary of its intent to purchase the holder's partnership units in accordance with the terms of the joint venture's partnership agreement. On November 28, 2011, this purchase was completed for a total purchase price of CN$ 151.7 as outlined in the partnership agreement (CN$147.8 plus certain adjustments relating to cash distribution hold backs made to finance recent business acquisitions and capital expenditures). The purchase of these additional partnership units brings the Company's percentage interest owned to 98.2%.

The contractual value of the remaining noncontrolling interest put totals $20.7 at December 31, 2012. At December 31, 2012 and 2011, $20.7 and $20.2, respectively, have been classified as mezzanine equity in the Company's consolidated balance sheet.

Index

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

In February 2013, the FASB issued an amendment to existing guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in its annual financial statements in a single note or on the face of the financial statements. The amendment is effective prospectively for reporting periods beginning after December 15, 2012. We do not expect this amendment to have a significant impact on the Company's Consolidated Financial Statements.
Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While the Company believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company’s Audit Committee periodically reviews the Company’s significant accounting policies. The Company’s critical accounting policies arise in conjunction with the following:

•	Revenue recognition and allowance for doubtful accounts;

•	Pension expense;

•	Accruals for self insurance reserves;

•	Income taxes; and

•	Goodwill and Indefinite-Lived Assets

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

Index

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
The following table presents the percentage of the Company’s net accounts receivable outstanding by aging category at December 31, 2012 and 2011:

Days Outstanding	2012	2011
0 – 30	48.9%	51.2%
31 – 60	18.6%	17.2%
61 – 90	11.7%	10.2%
91 – 120	6.5%	7.7%
121 – 150	3.9%	4.2%
151 – 180	3.3%	3.1%
181 – 270	6.1%	5.3%
271 – 360	0.8%	0.8%
Over 360	0.2%	0.2%

The above table excludes the percentage of net accounts receivable outstanding by aging category for the Ontario subsidiary, Clearstone and Orchid. The Company believes that including the agings for these foreign operations would not be representative of the majority of the accounts receivable by aging category for the Company.

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

The Company's net pension cost is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined benefit retirement plans were a 3.95% discount rate and a 7.0% expected long-term rate of return on plan assets as of December 31, 2012.

Discount Rate

The Company evaluates several approaches toward setting the discount rate assumption that is used to value the benefit obligations of its retirement plans. At year-end, priority was given to use of the Towers Watson Bond:Link model, which simulates the purchase of investment-grade corporate bonds at current market yields with principal amounts and maturity dates closely matching the Company's projected cash disbursements from its plans. This completed model represents the yields to maturity that the Company could theoretically settle its plan obligations at year end. The weighted-average yield on the modeled bond portfolio

Index

is then used to form the discount rate assumption used for each retirement plan. A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2012 retirement plan expense of $2.7.

Return on Plan Assets

In establishing its expected return on plan assets assumption, the Company reviews its asset allocation and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2012 pension expense of $2.4.

Net pension cost for 2012 was $12.1 as compared with $8.6 in 2011 and $9.6 in 2010. The increase in pension expense in 2012 was due to increases in the amount of net amortization and deferral as a result of lower discount rates and a 25 basis points decrease in the expected return on assets as a result of declines in asset market values in 2011. Projected pension expense for the Company Plan and the PEP is expected to remain at $12.1 in 2013.

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

     The Company is self-insured (up to certain limits) for professional liability claims arising in the normal course of business, generally related to the testing and reporting of laboratory test results. The Company maintains excess insurance which limits the Company’s maximum exposure on individual claims. The Company estimates a liability that represents the ultimate exposure for aggregate losses below those limits. The liability is discounted and is based on actuarial assumptions and factors for known and incurred but not reported claims, including the frequency and payment trends of historical claims.

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

Goodwill and Indefinite-Lived Assets

The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually and more frequently if triggering events occur. The timing of the Company's annual impairment testing is the end of the fiscal year. Step One of the impairment test includes the estimation of the fair value of the reporting unit as compared to the book value of the reporting unit. If Step One indicates potential impairment, the second step is performed to measure the amount of the impairment. The Company relies on a number of factors to determine fair value such as publicly available information regarding the market capitalization of the Company as well as operating results, business plans, and present value techniques. There are inherent uncertainties related to these factors, and judgment in applying them. The assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future. Such impairment will be recognized in the period in which it becomes known.

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

1.
changes in federal, state, local and third party payer regulations or policies or other future reforms in the health care system (or in the interpretation of current regulations), new insurance or payment systems, including state or regional insurance cooperatives (Health Insurance Exchanges), new public insurance programs or a single-payer system, affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

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

8.	increased competition, including competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

9.	increased price competition, competitive bidding for laboratory tests and/or changes or reductions to fee schedules;

10.	changes in payer mix, including an increase in capitated reimbursement mechanisms or the impact of a shift to consumer-driven health plans;

11.	failure to obtain and retain new customers or a reduction in tests ordered or specimens submitted by existing customers;

12.
failure to retain or attract managed care business as a result of changes in business models, including new risk based or network approaches, or other changes in strategy or business models by managed care companies;

13.	failure to effectively integrate and/or manage newly acquired businesses and the cost related to such integrations;

14.	adverse results in litigation matters;

15.	inability to attract and retain experienced and qualified personnel;

16.	business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, or general labor unrest;

17.	failure to maintain the Company's days sales outstanding and/or bad debt expense levels;

18.	decrease in the Company's credit ratings by Standard & Poor's and/or Moody's;

19.	discontinuation or recalls of existing testing products;

20.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

Index

21.
inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests, which could result in impairment in the value of certain capitalized licensing costs;

22.	failure to identify and successfully close and integrate strategic acquisition targets;

23.
changes in government regulations or policies, including regulations and policies of the Food and Drug Administration, affecting the approval, availability of, and the selling and marketing of diagnostic tests;

24.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company's products and services and successfully enforce the Company's proprietary rights;

25.
the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company's ability to develop, perform, or market the Company's tests or operate its business;

26.
failure in the Company's information technology systems resulting in an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

27.	failure of the Company's financial information systems resulting in failure to meet required financial reporting deadlines;

28.	failure of the Company's disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

29.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

30.	liabilities that result from the inability to comply with corporate governance requirements;

31.
significant deterioration in the economy or financial markets which could negatively impact the Company's testing volumes, cash collections and the availability of credit for general liquidity or other financing needs;

32.	changes in reimbursement by foreign governments and foreign currency fluctuations; and

33.
expenses and risks associated with international operations, including but not limited to compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, as well as laws and regulations that differ from those of the United States, and economic, political, legal and other operational risks associated with foreign markets.

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

The Company's wholly-owned subsidiary, Clearstone Central Laboratories, has operations in China and Singapore, and, accordingly the earnings and cash flows generated from these operations are subject to foreign currency risk.

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

The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, the Company's management determined that, as of December 31, 2012, the Company

Index

maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this annual report, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 as stated in its report, which is included herein immediately preceding the Company’s audited financial statements.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2013 (the "2013 Proxy Statement") under the caption "Election of Directors." Information regarding executive officers is incorporated by reference to the Company’s 2013 Proxy Statement under the caption "Executive Officers."

Information concerning the Company’s Audit Committee, including the designation of audit committee financial experts and information regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated by reference to the Company’s 2013 Proxy Statement under the captions "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" respectively. Information concerning the Company's code of ethics is incorporated by reference to the Company's 2013 Proxy Statement under the caption "Corporate Governance Policies and Procedures."

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the captions "Executive Compensation” and “Director Compensation."

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Note 14 to the Consolidated Financial Statements" for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this Item is incorporated by reference to information in the 2013 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management,"  "Compensation Discussion and Analysis" and "Executive Compensation."

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information in the 2013 Proxy Statement under the captions “Director Independence” and “Related Party Transactions."

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the caption "Fees to Independent Registered Public Accounting Firm."

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

Exhibits 10.1 through 10.30 and 10.32 through 10.33 are management contracts or compensatory plans or arrangements.

Index

2.1
Asset Purchase Agreement by and among Genzyme Corporation and Laboratory Corporation of America Holdings dated as of September 13, 2010 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 16, 2010).

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

4.4
Indenture dated as of December 5, 2005, between the Company and The Bank of New York, as trustee (Senior Debt Securities) (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 14, 2005).

4.5
Indenture, dated as of October 23, 2006, between the Company and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 24, 2006).

4.6
Indenture, dated as of November 19, 2010, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 19, 2010).

4.7
First Supplemental Indenture, dated as of November 19, 2010, between the Company and U.S. Bank National Association, as trustee, including the form of the 2016 Notes (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 19, 2010).

4.8
Second Supplemental Indenture, dated as of November 19, 2010, between the Company and U.S. Bank National Association, as trustee, including the form of the 2020 Notes (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 19, 2010).

4.9
Third Supplemental Indenture, dated as of August 23, 2012, between the Company and U.S. Bank National Association, as trustee, including the form of the 2017 Notes (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 23, 2012).

4.10
Third Supplemental Indenture, dated as of August 23, 2012, between the Company and U.S. Bank National Association, as trustee, including the form of the 2017 Notes (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 23, 2012).

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

Index

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

10.24
Consulting Agreement between Thomas P. Mac Mahon and the Company dated July 20, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2006).

10.25
Fourth Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.26	Laboratory Corporation of America Holdings 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 7, 2008).
10.27
Laboratory Corporation of America Holdings Amended and Restated Master Senior Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.28
Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.29
First Amendment to the Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.30
Second Amendment to the Laboratory Corporation of America Holdings Master Senior Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.31
$1 Billion Credit Agreement dated as of December 21, 2011, among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and Credit Suisse AG, Cayman Islands Branch as Documentation Agents, Barclays Capital as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC as Joint Lead Arrangers and Joint Book Managers, and the lenders named therein (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.32	Laboratory Corporation of America Holdings 2012 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 2, 2012).
10.33
Fourth Amendment to the Laboratory Corporation of America Holdings 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 2, 2012).

12.1*	Ratio of earnings to fixed charges
21*	List of Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1*	Power of Attorney of Thomas P. Mac Mahon
24.2*	Power of Attorney of Kerrii B. Anderson
24.3*	Power of Attorney of Jean-Luc Bélingard
24.4*	Power of Attorney of N. Anthony Coles, M.D.
24.5*	Power of Attorney of Wendy E. Lane
24.6*	Power of Attorney of Robert E. Mittelstaedt, Jr.
24.7*	Power of Attorney of Peter M. Neupert
24.8*	Power of Attorney of Arthur H. Rubenstein, MBBCh
24.9*	Power of Attorney of M. Keith Weikel, Ph.D.
24.10*	Power of Attorney of R. Sanders Williams, M.D.
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Index

32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

		By:	/s/ DAVID P. KING
David P. King
Chairman of the Board, President
and Chief Executive Officer
Dated:	February 26, 2013

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 26, 2013 in the capacities indicated.

Signature	Title

/s/ DAVID P. KING	Chairman of the Board, President and Chief
David P. King	Executive Officer (Principal Executive Officer)

/s/ WILLIAM B. HAYES	Executive Vice President, Chief Financial
William B. Hayes	Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

/s/ THOMAS P. MAC MAHON*	Director
Thomas P. Mac Mahon

/s/ KERRII B. ANDERSON*	Director
Kerrii B. Anderson

/s/ JEAN-LUC BÉLINGARD*	Director
Jean-Luc Bélingard

/s/ N. ANTHONY COLES, M.D.*	Director
N. Anthony Coles, M.D.

/s/ WENDY E. LANE*	Director
Wendy E. Lane

/s/ ROBERT E. MITTELSTAEDT, JR.*	Director
Robert E. Mittelstaedt, Jr.

/s/ PETER M. NEUPERT*	Director
Peter M.Neupert

/s/ ARTHUR H. RUBENSTEIN, MBBCH*	Director
Arthur H. Rubenstein, MBBCh

/s/ M. KEITH WEIKEL, PH.D.*	Director
M. Keith Weikel, Ph.D.

/s/ R. SANDERS WILLIAMS, M.D.*	Director
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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laboratory Corporation of America Holdings and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 26, 2013

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$466.8	$159.3
Accounts receivable, net of allowance for doubtful accounts of $191.5 and $197.6 at December 31, 2012 and 2011, respectively	718.5	699.8
Supplies inventories	121.0	110.8
Prepaid expenses and other	74.6	79.6
Deferred income taxes	10.9	10.5
Total current assets	1,391.8	1,060.0
Property, plant and equipment, net	630.8	578.3
Goodwill, net	2,901.7	2,681.8
Intangible assets, net	1,667.7	1,620.7
Joint venture partnerships and equity method investments	78.1	76.8
Other assets, net	124.9	94.2
Total assets	$6,795.0	$6,111.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236.9	$257.8
Accrued expenses and other	311.6	339.3
Short-term borrowings and current portion of long-term debt	480.0	135.5
Total current liabilities	1,028.5	732.6
Long-term debt, less current portion	2,175.0	2,085.5
Deferred income taxes and other tax liabilities	546.0	477.9
Other liabilities	307.4	292.1
Total liabilities	4,056.9	3,588.1
Commitments and contingent liabilities
Noncontrolling interest	20.7	20.2
Shareholders’ equity
Common stock, 93.5 and 97.8 shares outstanding at December 31, 2012 and 2011, respectively	11.3	11.7
Additional paid-in capital	—	—
Retained earnings	3,588.5	3,387.2
Less common stock held in treasury	(951.8)	(940.9)
Accumulated other comprehensive income	69.4	45.5
Total shareholders’ equity	2,717.4	2,503.5
Total liabilities and shareholders’ equity	$6,795.0	$6,111.8

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$5,671.4	$5,542.3	$5,003.9
Cost of sales	3,421.7	3,267.6	2,906.1
Gross profit	2,249.7	2,274.7	2,097.8
Selling, general and administrative expenses	1,114.6	1,159.6	1,034.3
Amortization of intangibles and other assets	86.3	85.8	72.7
Restructuring and other special charges	25.3	80.9	12.0
Operating income	1,023.5	948.4	978.8
Other income (expenses):
Interest expense	(94.5)	(87.5)	(70.0)
Equity method income, net	21.4	9.5	10.6
Investment income	1.0	1.3	1.1
Other, net	(7.2)	(5.6)	(4.9)
Earnings before income taxes	944.2	866.1	915.6
Provision for income taxes	359.4	333.0	344.0
Net earnings	584.8	533.1	571.6
Less: Net earnings attributable to the noncontrolling interest	(1.7)	(13.4)	(13.4)
Net earnings attributable to Laboratory Corporation of America Holdings	$583.1	$519.7	$558.2
Basic earnings per common share	$6.09	$5.20	$5.42
Diluted earnings per common share	$5.99	$5.11	$5.29

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2012	2011	2010
Net earnings	$584.8	$533.1	$571.6
Foreign currency translation adjustments	31.3	(13.2)	41.3
Interest rate swap adjustments	—	2.4	8.2
Net benefit plan adjustments	7.3	(57.5)	(8.3)
Other comprehensive earnings (loss) before tax	38.6	(68.3)	41.2
Provision for income tax related to items of comprehensive earnings	(14.7)	25.3	(14.2)
Other comprehensive earnings (loss), net of tax	23.9	(43.0)	27.0
Comprehensive earnings	608.7	490.1	598.6
Less: Net earnings attributable to the noncontrolling interest	(1.7)	(13.4)	(13.4)
Net earnings attributable to Laboratory Corporation of America Holdings	$607.0	$476.7	$585.2

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2009	$12.5	$36.7	$2,927.9	$(932.5)	$61.5	$2,106.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	558.2	—	—	558.2
Other comprehensive earnings, net of tax	—	—	—	—	27.0	27.0
Issuance of common stock under employee stock plans	0.2	83.0	—	—	—	83.2
Surrender of restricted stock and performance share awards	—	—	—	(2.4)	—	(2.4)
Conversion of zero-coupon convertible debt	—	1.1	—	—	—	1.1
Stock compensation	—	40.0	—	—	—	40.0
Value of noncontrolling interest put	—	(17.2)	—	—	—	(17.2)
Income tax benefit from stock options exercised	—	7.8	—	—	—	7.8
Purchase of common stock	(0.5)	(97.5)	(239.5)	—	—	(337.5)
BALANCE AT DECEMBER 31, 2010	$12.2	$53.9	$3,246.6	$(934.9)	$88.5	$2,466.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	519.7	—	—	519.7
Other comprehensive earnings, net of tax	—	—	—	—	(43.0)	(43.0)
Issuance of common stock under employee stock plans	0.1	117.9	—	—	—	118.0
Surrender of restricted stock and performance share awards	—	—	—	(6.0)	—	(6.0)
Conversion of zero-coupon convertible debt	0.1	36.1	—	—	—	36.2
Stock compensation	—	48.9	—	—	—	48.9
Purchase of noncontrolling interest	—	(3.7)	—	—	—	(3.7)
Income tax benefit from stock options exercised	—	11.0	—	—	—	11.0
Purchase of common stock	(0.7)	(264.1)	(379.1)	—	—	(643.9)
BALANCE AT DECEMBER 31, 2011	$11.7	$—	$3,387.2	$(940.9)	$45.5	$2,503.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	583.1	—	—	583.1
Other comprehensive earnings, net of tax	—	—	—	—	23.9	23.9
Issuance of common stock under employee stock plans	0.1	85.1	—	—	—	85.2
Surrender of restricted stock and performance share awards	—	—	—	(10.9)	—	(10.9)
Stock compensation	—	40.7	—	—	—	40.7
Income tax benefit from stock options exercised	—	8.4	—	—	—	8.4
Purchase of common stock	(0.5)	(134.2)	(381.8)	—	—	(516.5)
BALANCE AT DECEMBER 31, 2012	$11.3	$—	$3,588.5	$(951.8)	$69.4	$2,717.4

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$584.8	$533.1	$571.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	229.8	231.4	203.6
Stock compensation	40.7	48.9	40.0
Loss on sale of assets	5.5	7.2	4.1
Accrued interest on zero-coupon subordinated notes	2.7	3.9	5.8
Cumulative earnings less than (in excess of) distributions from equity method investments	(0.4)	1.4	6.3
Deferred income taxes	53.3	2.2	12.9
Change in assets and liabilities (net of effects of acquisitions):
(Increase) decrease in accounts receivable (net)	0.6	(37.1)	(25.3)
Increase in inventories	(6.3)	(6.1)	(5.8)
(Increase) decrease in prepaid expenses and other	7.1	9.8	(13.5)
Increase (decrease) in accounts payable	(30.0)	(8.7)	50.1
Increase (decrease) in accrued expenses and other	(46.4)	69.6	33.8
Net cash provided by operating activities	841.4	855.6	883.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(173.8)	(145.7)	(126.1)
Proceeds from sale of assets	3.2	3.7	4.8
Deferred payments on acquisitions	(2.9)	(1.0)	(4.5)
Acquisition of licensing technology	(2.5)	—	(0.4)
Investments in equity affiliates	(26.0)	—	(10.0)
Acquisition of businesses, net of cash acquired	(332.2)	(137.3)	(1,181.3)
Net cash used for investing activities	(534.2)	(280.3)	(1,317.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes offerings	1,000.0	—	925.0
Proceeds from revolving credit facilities	305.0	880.0	160.0
Payments on revolving credit facilities	(865.0)	(320.0)	(235.0)
Principal payments on term loan	—	(375.0)	(50.0)
Payments on zero-coupon subordinated notes	(8.2)	(155.1)	(11.4)
Payments on vendor-financed equipment	—	—	(1.3)
Payments on long-term debt	—	(0.9)	(0.1)
Payment of debt issuance costs	(8.9)	(3.6)	(9.7)
Proceeds from sale of interest in a consolidated subsidiary	—	—	137.5
Cash paid to acquire an interest in a consolidated subsidiary	—	(147.9)	(137.5)
Noncontrolling interest distributions	(1.2)	(7.4)	(12.6)
Excess tax benefits from stock based compensation	8.2	10.4	5.1
Net proceeds from issuance of stock to employees	85.8	118.4	83.4
Purchase of common stock	(516.5)	(643.9)	(338.1)
Net cash provided by (used for) financing activities	(0.8)	(645.0)	515.3
Effect of exchange rate changes on cash and cash equivalents	1.1	(1.7)	0.8
Net increase (decrease) in cash and cash equivalents	307.5	(71.4)	82.2
Cash and cash equivalents at beginning of period	159.3	230.7	148.5
Cash and cash equivalents at end of period	$466.8	$159.3	$230.7

The accompanying notes are an integral part of these consolidated financial statements.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

Laboratory Corporation of America Holdings with its subsidiaries (the “Company”) is the second largest independent clinical laboratory company in the United States based on 2012 net revenues.  Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in routine testing, patient diagnosis, and in the monitoring and treatment of disease. In addition, the Company has developed specialty and niche operations based on certain types of specialized testing capabilities and client requirements, such as oncology testing, HIV genotyping and phenotyping, diagnostic genetics and clinical research trials.

Since its founding in 1971, the Company has grown into a network of 50 primary laboratories and over 1,800 patient service centers along with a network of branches and STAT laboratories. With over 34,000 employees, the Company processes tests on approximately 470,000 patient specimens daily and provides clinical laboratory testing services in all 50 states, the District of Columbia, Puerto Rico, Belgium, Japan, the United Kingdom, China, Singapore and three provinces in Canada. The Company operates within one reportable segment based on the way the Company manages its business.

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

Revenue Recognition:

Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs.  Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2012, 2011 and 2010, approximately 17.6%, 19.0% and 19.4%, respectively, of the Company's revenues were derived directly from the Medicare and Medicaid programs. The Company has capitated agreements with certain managed care customers and recognizes related revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. In 2012, 2011 and 2010, approximately 3.0%, 2.9% and 3.1%, respectively, of the Company's revenues were derived from such capitated agreements.

The Company's net sales are comprised of the following:

	Years Ended December 31,
Net sales	2012	2011	2010
Routine Testing	$3,246.6	$3,143.9	$2,995.4
Genomic and Esoteric Testing	2,089.8	2,089.0	1,728.5
Ontario, Canada	335.0	309.4	280.0
Total	$5,671.4	$5,542.3	$5,003.9

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

The Company maintains cash and cash equivalents with various major financial institutions. The total cash balances on deposit that exceeded the balances insured by the F.D.I.C., were approximately $82.8 at December 31, 2012. Cash equivalents at December 31, 2012, totaled $388.1, which includes amounts invested in money market funds, time deposits, municipal, treasury and government funds. Cash and cash equivalents include $13.6 restricted cash on deposit in an escrow account for an acquisition in Canada that closed in January 2013.

Substantially all of the Company’s accounts receivable are with companies in the health care industry and individuals. However, concentrations of credit risk are limited due to the number of the Company’s clients as well as their dispersion across many different geographic regions.

Accounts receivable balances (gross) from Medicare and Medicaid were $121.1 and $138.3 at December 31, 2012 and 2011, respectively.

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

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	2012			2011			2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share	$583.1	95.7	$6.09	$519.7	100.0	$5.20	$558.2	103.0	$5.42
Stock options	—	0.8		—	0.9		—	0.6
Restricted stock awards and other	—	0.3		—	0.3		—	0.3
Effect of convertible debt, net of tax	—	0.6		—	0.6		—	1.5
Diluted earnings per share	$583.1	97.4	$5.99	$519.7	101.8	$5.11	$558.2	105.4	$5.29

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,
	2012	2011	2010
Stock options	2.4	1.3	2.7

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

Cash Equivalents:

Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. At December 31, 2012, a balance sheet reclassification adjustment was made to reduce cash and accounts payable to net positive cash balances in certain accounts at one of the Company's financial institutions with outstanding checks in specific accounts with that same bank as there is a technical right of offset for cash accounts within the same bank. This adjustment included an out of period one time correction that reduced 2012 reported operating cash flows by $34.0, which is not material to the previously reported financial statements.

Inventories:

Inventories, consisting primarily of purchased laboratory and client supplies, are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment:

Property, plant and equipment are recorded at cost. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation and amortization expense is computed on all classes of assets based on their estimated useful lives, as indicated below, using the straight-line method.

	Years
Buildings and building improvements	10	-	35
Machinery and equipment	3	-	10
Furniture and fixtures	5	-	10
Software	3	-	10

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

Long-Lived Assets:

Goodwill and indefinite-lived intangibles are evaluated for impairment by applying a fair value based test on an annual basis and more frequently if events or changes in circumstances indicate that the asset might be impaired. The timing of the Company's annual impairment testing is the end of the fiscal year. Step One of the impairment test includes the estimation of the fair value of the reporting unit as compared to the book value of the reporting unit. If Step One indicates potential impairment, the second step is performed to measure the amount of the impairment.

The Company completed an annual impairment analysis of its indefinite lived assets, including goodwill, and has found no instances of impairment as of December 31, 2012.

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

Intangible Assets:

Intangible assets are amortized on a straight-line basis over the expected periods to be benefited, as set forth in the table below, such as legal life for patents and technology and contractual lives for non-compete agreements.

	Years
Customer relationships	10	-	30
Patents, licenses and technology	3	-	15
Non-compete agreements	5	-	10
Trade names	5	-	10

Debt Issuance Costs:

The costs related to the issuance of debt are capitalized and amortized to interest expense over the terms of the related debt.

Professional Liability:

The Company is self-insured (up to certain limits) for professional liability claims arising in the normal course of business, generally related to the testing and reporting of laboratory test results. The Company estimates a liability that represents the ultimate exposure for aggregate losses below those limits. The liability is discounted and is based on actuarial assumptions and factors for known and incurred but not reported claims, including the frequency and payment trends of historical claims.

Income Taxes:

The Company accounts for income taxes utilizing the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not recognize a tax benefit unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position.  If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50% likely to be realized. The Company records interest and penalties in income tax expense.

Derivative Financial Instruments:

Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. The Company’s zero-coupon subordinated notes contain two features that are considered to be embedded derivative instruments under authoritative guidance in connection with accounting for derivative instruments and hedging activities. The Company believes these embedded derivatives had no fair value at December 31, 2012 and 2011.

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

In February 2013, the FASB issued an amendment to existing guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in its annual financial statements in a single note or on the face of the financial statements. The amendment is effective prospectively for reporting periods beginning after December 15, 2012. We do not expect this amendment to have a significant impact on the Company's Consolidated Financial Statements.
2.   BUSINESS ACQUISITIONS

On July 31, 2012, the Company completed its acquisition of MEDTOX Scientific, Inc. ("MEDTOX"), a provider of high quality specialized laboratory testing services and on-site/point-of-collection testing (POCT) devices, for $236.4 in cash, excluding transaction fees. The MEDTOX acquisition was made to extend the Company's specialty toxicology testing group and enhance the Company's scientific differentiation and esoteric testing capabilities.

The MEDTOX purchase consideration has been allocated to the estimated fair market value of the net assets acquired, including approximately $78.0 in identifiable intangible assets (primarily non-tax deductible customer relationships, trade names and

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

trademarks) with weighted-average useful lives of approximately 18 years; $33.2 in deferred tax liabilities (relating to identifiable intangible assets); and a residual amount of non-tax deductible goodwill of approximately $154.2.

During the year ended December 31, 2012, the Company also acquired various other laboratories and related assets for approximately $95.8 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities. The purchase price allocations for certain of these acquisitions are preliminary and subject to adjustment based on changes in the fair value of working capital and other assets and liabilities on the effective acquisition dates and final valuation of intangible assets.

In April 2011, the Company and Orchid Cellmark Inc. (“Orchid”) announced that they had entered into a definitive agreement and plan of merger under which the Company would acquire all of the outstanding shares of Orchid in a cash tender offer for $2.80 per share for a total purchase price to stockholders and optionholders of approximately $85.4. The tender offer and the merger were subject to customary closing conditions set forth in the agreement and plan of merger, including the acquisition in the tender offer of a majority of Orchid's fully diluted shares and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). The Company received lawsuits filed by putative classes of shareholders of Orchid in New Jersey and Delaware state courts and federal court in New Jersey alleging breaches of fiduciary duty and/or other violations of state law arising out of the proposed acquisition of Orchid. Both Orchid and the Company were named in the lawsuits. The lawsuits were subsequently dismissed.

On December 8, 2011, the Company announced that it had reached an agreement with the U.S. Federal Trade Commission allowing the Company to complete its acquisition of Orchid. Under the terms of the proposed consent decree that was accepted by the FTC for public comment, the Company was required to divest certain assets of Orchid's U.S. government paternity business following closing of the acquisition. On December 16, 2011, the Company sold those assets to DNA Diagnostics Center, a privately held provider of DNA paternity testing. The Company completed its acquisition of Orchid on December 15, 2011. It has recorded a $2.8 non-deductible loss on the divestiture of Orchid's U.S. government paternity business in Other Income and Expense in the accompanying Consolidated Statements of Operations.

The Orchid purchase consideration has been allocated to the estimated fair market value of the net assets acquired, including approximately $28.8 in identifiable intangible assets (primarily non-tax deductible customer relationships, trade names and trademarks) with weighted-average useful lives of approximately 12 years; $9.1 in deferred tax liabilities (relating to identifiable intangible assets); net operating loss tax assets of approximately $20.4, which are expected to be realized over a period of 20 years; and a residual amount of non-tax deductible goodwill of approximately $27.4.

During the twelve months ended December 31, 2011, the Company also acquired various laboratories and related assets for approximately $51.9 in cash (net of cash acquired). These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.

The partnership units of the holders of the noncontrolling interest in the Company's Ontario, Canada (“Ontario”) subsidiary were acquired by the Company on February 8, 2010 for $137.5. On February 17, 2010, the Company completed a transaction to sell the units acquired from the previous noncontrolling interest holder to a new Canadian partner for the same price. As a result of this transaction, the Company recorded a component of noncontrolling interest in other liabilities and a component in mezzanine equity as the joint venture's partnership agreement enabled one of the holders of the noncontrolling interest to put its remaining partnership units to the Company in defined future periods, at an initial amount equal to the consideration paid by that holder in 2010, and subject to adjustment based on market value formulas contained in the agreement. Upon the completion of these two transactions, the Company's financial ownership percentage in its Ontario subsidiary remained unchanged at 85.6%. Concurrent with the sale to the new partner, the partnership agreement for the Ontario subsidiary was amended and restated with substantially the same terms as the previous agreement.

On October 14, 2011, the Company issued notice to a noncontrolling interest holder in its Ontario subsidiary of its intent to purchase the holder's partnership units in accordance with the terms of the partnership agreement. On November 28, 2011, this purchase was completed for a total purchase price of $147.9 (CN$ 151.7) as outlined in the partnership agreement (CN$147.8 plus certain adjustments relating to cash distribution hold backs made to finance recent business acquisitions and capital expenditures). The purchase of these additional partnership units brought the Company's percentage interest owned to 98.2%.

Net sales of the Company's Ontario subsidiary were $335.1 (CN$334.7), $309.4 (CN$306.0) and $280.0 (CN$288.5) for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

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

On October 28, 2010, in conjunction with the acquisition of Genzyme Genetics, the Company entered into a $925.0 bridge term loan credit agreement. The Company replaced and terminated the bridge term loan credit agreement in November 2010 by making an offering in the debt capital markets. On November 19, 2010, the Company sold $925.0 in debt securities, consisting of $325.0 aggregate principal amount of 3.125% Senior Notes due May 15, 2016 and $600.0 aggregate principal amount of 4.625% Senior Notes due November 15, 2020. As of December 31, 2010 the Company incurred $7.0 of financing commitment fees, which were included in interest expense for the year ended December 31, 2010.

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

3. RESTRUCTURING AND OTHER SPECIAL CHARGES

During 2012, the Company recorded net restructuring charges of $25.3. The charges were comprised of $16.2 in severance and other personnel costs and $19.6 in facility-related costs primarily associated with the ongoing integration activities of Orchid and the Integrated Genetics Division (formerly Genzyme Genetics) and costs associated with the previously announced termination of an executive vice president. These charges were offset by the reversal of previously established reserves of $6.3 in unused severance and $4.2 in unused facility-related costs.

As part of the Clearstone integration, the Company also recorded a $6.9 loss on the disposal of one of its European subsidiaries in Other, net under Other income (expenses) during 2012.

During 2011, the Company recorded net restructuring charges of $44.6. Of this amount, $27.4 related to severance and other personnel costs, and $22.0 primarily related to facility-related costs associated with the ongoing integration of certain acquisitions including Genzyme Genetics and Westcliff. These charges were offset by restructuring credits of $4.8, resulting from the reversal of unused severance and facility closure liabilities. In addition, the Company recorded fixed assets impairment charges of $18.9 primarily related to equipment, computer systems and leasehold improvements in closed facilities. The Company also recorded special charges of $14.8 related to the write-off of certain assets and liabilities related to an investment made in prior years, along with a $2.6 write-off of an uncollectible receivable from a past installment sale of one of the Company's lab operations.

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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

4. RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2011	$8.4	$22.6	$31.0
Restructuring charges	16.2	19.6	35.8
Reduction of prior restructuring accruals	(6.3)	(4.2)	(10.5)
Cash payments and other adjustments	(16.9)	(11.8)	(28.7)
Balance as of December 31, 2012	$1.4	$26.2	$27.6
Current			$8.4
Non-current			19.2
			$27.6

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

5.   JOINT VENTURE PARTNERSHIPS AND EQUITY METHOD INVESTMENTS

At December 31, 2012 the Company had investments in the following unconsolidated joint venture partnerships and equity method investments:

Locations	Net Investment	Percentage Interest Owned
Joint Venture Partnerships:
Milwaukee, Wisconsin	$13.9	50.00%
Alberta, Canada	61.7	43.37%
Equity Method Investments:
Charlotte, North Carolina	2.5	50.00%

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

Condensed unconsolidated financial information for joint venture partnerships and equity method investments is shown in the following table.

As of December 31:	2012	2011
Current assets	$36.8	$39.5
Other assets	39.9	39.1
Total assets	$76.7	$78.6
Current liabilities	$19.6	$19.6
Other liabilities	1.7	1.8
Total liabilities	21.3	21.4
Partners' equity	55.4	57.2
Total liabilities and partners’ equity	$76.7	$78.6

For the period January 1 - December 31:	2012	2011	2010
Net sales	$249.0	$247.4	$255.5
Gross profit	86.4	73.1	73.9
Net earnings	42.2	28.0	20.0

The Company’s recorded investment in the Alberta joint venture partnership at December 31, 2012 includes $49.2 of value assigned to the partnership’s Canadian license (with an indefinite life and deductible for tax) to conduct diagnostic testing services in the province.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

6.  ACCOUNTS RECEIVABLE, NET

	December 31, 2012	December 31, 2011
Gross accounts receivable	$910.0	$897.4
Less allowance for doubtful accounts	(191.5)	(197.6)
	$718.5	$699.8

The provision for doubtful accounts was $246.0, $255.1 and $241.5 in 2012, 2011 and 2010 respectively.

7.   PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2012	December 31, 2011
Land	$24.9	$24.8
Buildings and building improvements	138.8	121.8
Machinery and equipment	655.5	616.9
Software	348.5	327.1
Leasehold improvements	193.3	182.5
Furniture and fixtures	58.6	53.5
Construction in progress	154.6	115.5
Equipment under capital leases	1.5	1.5
	1,575.7	1,443.6
Less accumulated depreciation and amortization of capital lease assets	(944.9)	(865.3)
	$630.8	$578.3

Depreciation expense and amortization of property, plant and equipment was $141.1, $141.5 and $129.1 for 2012, 2011 and 2010, respectively, including software depreciation of $35.1, $34.0, and $32.0 for 2012, 2011 and 2010, respectively.

8.  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill (net of accumulated amortization) for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Balance as of January 1	$2,681.8	$2,601.3
Goodwill acquired during the year	224.5	86.2
Adjustments to goodwill	(4.6)	(5.7)
Goodwill, net	$2,901.7	$2,681.8

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The components of identifiable intangible assets are as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,296.1	$(483.3)	$812.8	$1,187.5	$(426.8)	$760.7
Patents, licenses and technology	117.2	(76.2)	41.0	144.9	(88.3)	56.6
Non-compete agreements	32.3	(19.6)	12.7	28.1	(14.8)	13.3
Trade names	131.3	(73.4)	57.9	129.2	(61.3)	67.9
Canadian licenses	743.3	—	743.3	722.2	—	722.2
	$2,320.2	$(652.5)	$1,667.7	$2,211.9	$(591.2)	$1,620.7

A summary of amortizable intangible assets acquired during 2012, and their respective weighted average amortization periods are as follows:

	Amount	Weighted Average Amortization Period
Customer relationships	$110.8	21.0
Patents, licenses and technology	2.5	8.3
Non-compete agreements	4.4	5.0
Trade names	1.9	1.5
	$119.6	16.7

Amortization of intangible assets was $86.3, $85.8 and $72.7 in 2012, 2011 and 2010, respectively. During 2012, the Company recorded $6.2 accelerated amortization expense relating to the termination of a technology licensing agreement. Amortization expense of intangible assets is estimated to be $84.8 in fiscal 2013, $80.7 in fiscal 2014, $77.1 in fiscal 2015, $71.7 in fiscal 2016, $64.3 in fiscal 2017, and $545.8 thereafter.

The Company paid $2.5, $0.0 and $0.4 in 2012, 2011 and 2010 for certain exclusive and non-exclusive licensing rights to diagnostic testing technology. These amounts are being amortized over the life of the licensing agreements.

As of December 31, 2012, the Ontario operation has $743.3 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in Canada. This indefinite lived asset is tested for impairment annually as described in Note 1.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

9.  ACCRUED EXPENSES AND OTHER

	December 31, 2012	December 31, 2011
Employee compensation and benefits	$158.0	$169.6
Self-insurance reserves	34.2	46.0
Accrued taxes payable	24.0	35.8
Royalty and license fees payable	13.8	14.3
Restructuring reserves	8.4	16.0
Acquisition related reserves	11.5	3.3
Interest payable	24.0	13.3
Other	37.7	41.0
	$311.6	$339.3

The Company has revised the amount of self-insurance reserves and employee compensation and benefits to correct the December 31, 2011 presentation of current and long-term portions of those accrued expenses. This resulted in an adjustment to reduce accrued expenses and other and increase other liabilities by $26.9 and $37.9 for self insurance and defined benefit plan obligation, respectively. These amounts are not material to the previously reported financial statements.

10.  OTHER LIABILITIES

	December 31, 2012	December 31, 2011
Post-retirement benefit obligation	$60.7	$52.7
Defined benefit plan obligation	122.5	137.5
Restructuring reserves	19.2	15.0
Self-insurance reserves	44.5	39.0
Acquisition related reserves	10.2	0.6
Deferred revenue	5.4	5.9
Other	44.9	41.4
	$307.4	$292.1

11.  DEBT

Short-term borrowings and current portion of long-term debt at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Zero-coupon convertible subordinated notes	$130.0	$135.5
5 1/2% Senior Notes due 2013	350.0	—
Total short-term borrowings and current portion of long-term debt	$480.0	$135.5

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Long-term debt at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Revolving credit facility	$—	$560.0
5 1/2% Senior Notes due 2013	—	350.5
5 5/8% Senior Notes due 2015	250.0	250.0
3 1/8% Senior Notes due 2016	325.0	325.0
2 1/5% Senior Notes due 2017	500.0	—
4 5/8% Senior Notes due 2020	600.0	600.0
3 3/4% Senior Notes due 2022	500.0	—
Total long-term debt	$2,175.0	$2,085.5

Credit Facilities

On December 21, 2011, the Company entered into a Credit Agreement ("the "Credit Agreement") providing for a five-year$1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. As part of the Revolving Credit Facility, the Company repaid all of the outstanding principal balances of $318.8 on its existing term loan facility and $235.0 on its existing revolving credit facility. In conjunction with the repayment and cancellation of its old credit facility, the Company recorded approximately $1.0 of remaining unamortized debt costs as interest expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2011.

The balances outstanding on the Company's Revolving Credit Facility at December 31, 2012 and December 31, 2011 were $0.0 and $560.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Rating Services. The Revolving Credit Facility is classified as long-term debt due to the expiration date of the agreement on December 21, 2016.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at December 31, 2012. As of December 31, 2012, the ratio of total debt to consolidated EBITDA was 2.0 to 1.0.

As of December 31, 2012, the effective interest rate on the Revolving Credit Facility was 1.2%.

Zero-Coupon Convertible Subordinated Notes

The Company had $154.3 and $164.1 aggregate principal amount at maturity of zero-coupon convertible subordinated notes (the “notes”) due 2021 outstanding at December 31, 2012 and 2011, respectively. The notes, which are subordinate to the Company’s bank debt, were sold at an issue price of $671.65 per $1,000 principal amount at maturity (representing a yield to maturity of 2.0% per year). Each one thousand dollar principal amount at maturity of the notes is convertible into 13.4108 shares of the Company’s common stock, subject to adjustment in certain circumstances, if one of the following conditions occurs:

1)
If the sales price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter reaches specified thresholds (beginning at 120% and declining 0.1282% per quarter until it reaches approximately 110% for the quarter beginning July 1, 2021 of the accreted conversion price per share of common stock on the last day of the preceding quarter). The accreted conversion price per share will equal the issue price of a note plus the accrued original issue discount and any accrued contingent additional principal, divided by the number of shares of common stock issuable upon conversion of a note on that day. The conversion trigger price for the fourth quarter of 2012 was $71.45.

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

The Company may redeem for cash all or a portion of the notes at any time at specified redemption prices per one thousand dollar principal amount at maturity of the notes.

The Company has registered the notes and the shares of common stock issuable upon conversion of the notes with the Securities and Exchange Commission.

During 2012 and 2011, the Company settled notices to convert $9.8 and $190.6 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $12.0 and $248.9, respectively. The total cash used for these settlements was $8.2 and $155.1 and the Company also issued 0.0 and 1.0 additional shares of common stock, respectively. As a result of these conversions, in 2012 and 2011 the Company also reversed approximately $0.6 and $36.2, respectively, of deferred tax liability to reflect the tax benefit realized upon issuance of the shares.

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

On January 2, 2013, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning January 1, 2013, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, March 29, 2013. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The Senior Notes due January 31, 2013 bear interest at the rate of 5.5% per annum from February 1, 2003, payable semi-annually on February 1 and August 1. The Senior Notes due 2015 bear interest at the rate of 5.625% per annum from December 14, 2005, payable semi-annually on June 15 and December 15.

12. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. Common shares issued and outstanding are summarized in the following table:

	2012	2011
Issued	115.8	120.0
In treasury	(22.3)	(22.2)
Outstanding	93.5	97.8

The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of December 31, 2012 and 2011.

The changes in common shares issued and held in treasury are summarized below:

Common shares issued
	2012	2011	2010
Common stock issued at January 1	120.0	124.5	127.4
Common stock issued under employee stock plans	1.6	1.9	1.6
Common stock issued upon conversion of zero-coupon subordinated notes	—	1.0	—
Retirement of common stock	(5.8)	(7.4)	(4.5)
Common stock issued at December 31	115.8	120.0	124.5

Common shares held in treasury
	2012	2011	2010
Common shares held in treasury at January 1	22.2	22.1	22.1
Surrender of restricted stock and performance share awards	0.1	0.1	—
Common shares held in treasury at December 31	22.3	22.2	22.1

Share Repurchase Program

During 2012, the Company purchased 5.9 shares of its common stock at a total cost of $516.5. As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase $68.0 of Company common stock. On February 8, 2013, the Company announced the Board of Directors authorized the purchase of $1,000.0 of additional shares of the Company’s common stock.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Interest Rate Swap Adjustments	Accumulated Other Comprehensive Earnings
Balance at December 31, 2009	$125.8	$(57.8)	$(6.5)	$61.5
Current year adjustments	41.3	(8.3)	8.2	41.2
Tax effect of adjustments	(14.3)	3.2	(3.1)	(14.2)
Balance at December 31, 2010	152.8	(62.9)	(1.4)	88.5
Current year adjustments	(13.2)	(57.5)	2.4	(68.3)
Tax effect of adjustments	3.9	22.4	(1.0)	25.3
Balance at December 31, 2011	143.5	(98.0)	—	45.5
Current year adjustments	31.3	7.3	—	38.6
Tax effect of adjustments	(11.9)	(2.8)	—	(14.7)
Balance at December 31, 2012	$162.9	$(93.5)	$—	$69.4

13.  INCOME TAXES

The sources of income before taxes, classified between domestic and foreign entities are as follows:

Pre-tax income	2012	2011	2010
Domestic	$909.0	$834.0	$876.1
Foreign	35.2	32.1	39.5
Total pre-tax income	$944.2	$866.1	$915.6

The provisions for income taxes in the accompanying consolidated statements of operations consist of the following:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$254.1	$269.7	$269.9
State	35.1	54.3	50.4
Foreign	16.9	6.8	10.8
	$306.1	$330.8	$331.1
Deferred:
Federal	$58.3	$5.0	$12.2
State	0.4	(4.4)	(0.5)
Foreign	(5.4)	1.6	1.2
	53.3	2.2	12.9
	$359.4	$333.0	$344.0

A portion of the tax benefit associated with option exercises from stock plans reducing taxes currently payable are recorded through additional paid-in capital. The benefits recorded through additional paid-in capital are approximately $8.4, $11.0 and $7.8 in 2012, 2011 and 2010, respectively.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The effective tax rates on earnings before income taxes are reconciled to statutory federal income tax rates as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory federal rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	2.4	3.7	3.5
Other	0.7	(0.3)	(0.9)
Effective rate	38.1%	38.4%	37.6%

The effective tax rate for 2012 was favorably impacted by an increase in unrecognized income tax benefits compared to 2011, partially offset by an increase in tax as a result of the Company's increase in ownership percentage of its Ontario subsidiary. The effective tax rate for 2011 was negatively impacted by a decrease in unrecognized income tax benefits compared to 2010, the divestiture of certain Orchid paternity contracts, and foreign losses not tax effected.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Accounts receivable	$25.0	$27.1
Employee compensation and benefits	114.4	123.9
Self insurance reserves	17.0	20.7
Postretirement benefit obligation	23.3	20.5
Acquisition and restructuring reserves	18.5	18.8
Tax loss carryforwards	66.3	68.5
Other	2.1	—
	266.6	279.5
Less: valuation allowance	(18.4)	(14.4)
Net deferred tax assets	$248.2	$265.1

Deferred tax liabilities:
Deferred earnings	$(17.9)	$(25.3)
Intangible assets	(434.1)	(373.7)
Property, plant and equipment	(73.8)	(71.5)
Zero-coupon subordinated notes	(110.5)	(105.5)
Currency translation adjustment	(101.0)	(90.1)
Other	—	(3.6)
Total gross deferred tax liabilities	$(737.3)	$(669.7)
Net deferred tax liabilities	$(489.1)	$(404.6)

The Company has revised its classification of $24.8 of deferred tax assets from current to non-current as of December 31, 2011 to conform to the classification of its self-insurance reserves and employee compensation and benefits, as described in Note 9.

The valuation allowance increased from $14.4 in 2011 to $18.4 in 2012. The increase in the valuation allowance is primarily due to a current year foreign capital loss resulting from the disposition of a foreign subsidiary.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The Company has foreign tax loss carryovers of $11.7 with a full valuation allowance. Most of the foreign losses have an indefinite carryover. The Company has federal tax loss carryovers of approximately $52.1 expiring periodically through 2031. The utilization of the tax loss carryovers is limited due to change of ownership rules. However, at this time the Company expects to fully utilize substantially all federal tax loss carryovers. In addition to the net operating losses, the Company has a U.S. and foreign capital loss carryover of $2.6. The entire loss has a full valuation allowance with the foreign loss having an indefinite life.

The gross unrecognized income tax benefits were $36.4 and $52.7 at December 31, 2012 and 2011, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $9.8 and $10.8 as of December 31, 2012 and 2011, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company recognized $3.0, $3.5 and $4.5, respectively, in interest and penalties expense, which was offset by a benefit of $3.9, $4.9 and $5.4, respectively.

The following table shows a reconciliation of the unrecognized income tax benefits from uncertain tax positions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance as of January 1	$52.7	$53.6	$59.0
Increase in reserve for tax positions taken in the current year	0.4	8.6	9.1
Increase (decrease) in reserve for tax positions taken in a prior period	(8.0)	—	(0.6)
Decrease in reserve as a result of settlements reached with tax authorities	(0.1)	(0.2)	(1.3)
Decrease in reserve as a result of lapses in the statute of limitations	(8.6)	(9.3)	(12.6)
Balance as of December 31	$36.4	$52.7	$53.6

As of December 31, 2012 and 2011, $37.1 and $53.3, respectively, is the approximate amount of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company has substantially concluded all U.S. federal income tax matters for years through 2008.  Substantially all material state and local, and foreign income tax matters have been concluded through 2007 and 2001, respectively.

The Internal Revenue Service is examining the Company's 2010 income tax return. The Company has various state income tax examinations ongoing throughout the year. Canada Revenue Agency is conducting an audit of the 2009 and 2010 Canadian income tax return. The Company believes adequate provisions have been recorded related to all open tax years.

Substantially all of the profitable foreign earnings are repatriated on an annual basis and U.S. income taxes have been provided accordingly. The foreign earnings not repatriated on an annual basis are not material.

14.  STOCK COMPENSATION PLANS

Stock Incentive Plans

There are currently 10.3 shares authorized for issuance under the Laboratory Corporation of America Holdings 2012 Omnibus Incentive Plan and at December 31, 2012 there were 7.7 additional shares available for grant under the Plan. This Plan was approved by shareholders at the 2012 annual meeting.

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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Changes in options outstanding under the plans for the period indicated were as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6.3	$73.66
Granted	1.8	84.88
Exercised	(1.1)	65.35
Cancelled	(0.1)	84.19
Outstanding at December 31, 2012	6.9	$77.62	7.1	$67.9
Vested and expected to vest at December 31, 2012	6.8	$77.48	7.0	$67.7
Exercisable at December 31, 2012	3.7	$72.03	5.7	$56.6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Cash received by the Company	$69.4	$106.1	$73.7
Tax benefits realized	$9.7	$17.7	$13.0
Aggregate intrinsic value	$25.3	$45.5	$33.4

The following table summarizes information concerning currently outstanding and exercisable options.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average		Number Exercisable	Weighted Average Exercise Price
		Remaining Contractual Life	Average Exercise Price
$ 6.80 - 59.37	0.3	2.4	$50.50	0.3	$50.50
$59.38 - 67.60	0.8	6.1	$60.19	0.8	$60.19
$67.61 - 75.63	2.0	6.4	$72.53	1.5	$73.27
$75.64 - 80.37	0.7	4.4	$80.10	0.7	$80.15
$80.38 - 98.49	3.1	8.8	$87.52	0.4	$90.84
	6.9	7.1	$77.62	3.7	$72.03

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates:

	2012	2011	2010
Fair value per option	$13.43	$17.06	$14.12
Valuation assumptions
Weighted average expected life (in years)	3.4	3.4	3.1
Risk free interest rate	0.4%	1.0%	1.5%
Expected volatility	0.2	0.2	0.3
Expected dividend yield	—	—	—

The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company uses historical data to calculate the expected life of the option. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2012, 2011 and 2010, expense related to the Company’s stock option plan totaled $21.5, $24.9 and $20.7, respectively.

Restricted Stock and Performance Shares

The Company grants restricted stock and performance shares (“non-vested shares”) to officers, key employees, and non-employee directors under all plans. Restricted stock becomes vested annually in equal one third increments beginning on the first anniversary of the grant. A performance share grant in 2010 represents a three year award opportunity for the period 2010-2012 and becomes vested in the first quarter of 2013. A performance share grant in 2011 represents a three year award opportunity for the period of 2011-2013 and becomes vested in the first quarter of 2014. A performance share grant in 2012 represents a three year award opportunity for the period of 2012-2014 and becomes vested in the first quarter of 2015. Performance share awards are subject to certain earnings per share, revenue, operating income and total shareholder return targets, the achievement of which may increase or decrease the number of shares which the grantee receives upon vesting. The unearned restricted stock and performance share compensation is being amortized to expense over the applicable vesting periods. For 2012, 2011 and 2010, total restricted stock and performance share compensation expense was $14.3, $21.3 and $16.1, respectively.

The following table shows a summary of non-vested shares for the year ended December 31, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2012	0.6	$74.39
Granted	0.2	91.62
Adjustment	0.1	61.19
Vested	(0.3)	64.60
Non-vested at December 31, 2012	0.6	$84.91

As of December 31, 2012, there was $17.2 of total unrecognized compensation cost related to non-vested restricted stock and performance share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan, begun in 1997 and amended in 1999, 2004, 2008 and 2012, with 6.3 shares of common stock authorized for issuance. The plan permits substantially all employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 0.2 shares were purchased by eligible employees in 2012, 2011 and 2010, respectively. For 2012, 2011 and 2010, expense related to the Company’s employee stock purchase plan was $4.9, $2.7 and $2.0, respectively.

The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	2012	2011	2010
Fair value of the employee’s purchase right	$23.02	$15.58	$15.39
Valuation assumptions
Risk free interest rate	0.1%	0.1%	0.2%
Expected volatility	0.2	0.2	0.2
Expected dividend yield	—	—	—

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

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. ("Hunter Labs Settlement Agreement"), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2012. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011 through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payors. With stakeholder input, DHCS has proposed data elements and a format for laboratories to report payment data from comparable third-party payors by March 29, 2013. After reviewing the submitted data, DHCS will propose new reimbursement rates and solicit stakeholder input before their implementation. The bill provides that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10% payment reduction imposed by statute in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80% of the lowest maximum allowance established under the federal Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this new California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.

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

On December 8, 2011, the Company announced that it had reached an agreement with the Federal Trade Commission (“FTC”) that allowed the Company to complete its acquisition of Orchid Cellmark Inc. ("Orchid"), which closed on December 15, 2011. Under the terms of the consent decree with the FTC, the Company was required to divest certain assets of Orchid's U.S. government paternity business. On December 16, 2011, the Company sold those assets to DNA Diagnostics Center® (DDC), a privately held provider of DNA paternity testing. A petition for appraisal of shares of Orchid was resolved in November, 2012.

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

On February 27, 2012, the Company was served with a False Claims Act lawsuit, United States ex rel. Margaret Brown v. Laboratory Corporation of America Holdings and Tri-State Clinical Laboratory Services, LLC, filed in the United States District Court for the Southern District of Ohio, Western Division. The lawsuit alleges that the defendants submitted false claims for payment for laboratory testing services performed as a result of financial relationships that violated the federal Stark and anti-kickback laws. The Company owned 50% of Tri-State Clinical Laboratory Services, LLC, which was dissolved in June of 2011. Tri-State Clinical Laboratory Services, LLC filed a voluntary petition under Chapter 7 of Title 11 of the United States Code. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The United States government has not intervened in the lawsuit. The Company will vigorously defend the lawsuit.

In June 2012, the Company and MEDTOX announced that they had entered into a definitive agreement and plan of merger under which the Company would acquire all the outstanding shares of MEDTOX in a cash tender offer. The review period under the Hart Scott-Rodino Antitrust Improvements Act of 1976 ("HSR") applicable to the acquisition of MEDTOX expired on July 12, 2012, and the transaction closed on July 31, 2012.

Three shareholder class actions, Carol A. Kiel v. Braun, et al, Louise Perlman v. MEDTOX Scientific, et al., and John Siciliano v. MEDTOX Scientific, Inc., et al., were filed in connection with the acquisition of MEDTOX in the County of Ramsey, Second Judicial District for the State of Minnesota. The lawsuits challenged the MEDTOX acquisition on grounds of alleged breaches of fiduciary duty and/or other violations of state law. The Company and its merger subsidiary were named only in the Kiel and Perlman cases. On July 20, 2012, the parties, through their counsel, executed a Memorandum of Understanding setting forth their agreement in principle to settle all three of the putative shareholder class actions. The Memorandum of Understanding was subsequently superseded by a Stipulation of Settlement dated October 12, 2012, and the settlement was approved by the Court on February 13, 2013. Under the terms of the settlement, all claims were dismissed with prejudice.

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

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 2012, the Company had provided letters of credit aggregating approximately $37.4, primarily in connection with certain insurance programs. The Company’s availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The Company leases various facilities and equipment under non-cancelable lease arrangements.  Future minimum rental commitments for leases with non-cancelable terms of one year or more at December 31, 2012 are as follows:

Operating
2013	$166.9
2014	133.9
2015	94.5
2016	61.2
2017	39.6
Thereafter	87.7
Total minimum lease payments	583.8
Less:
Amounts included in restructuring and acquisition related accruals	(9.9)
Non-cancelable sub-lease income	—
Total minimum operating lease payments	$573.9

Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $226.0, $220.2 and $202.1 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company’s 401K Plan covers substantially all employees. Prior to 2010, Company contributions to the plan were based on a percentage of employee contributions. In 2012, 2011 and 2010, the Company made non-elective and discretionary contributions to the plan. The cost of this plan was $49.0, $44.3 and $40.6 in 2012, 2011 and 2010, respectively.

In addition, the Company Plan covers substantially all employees hired prior to December 31, 2009. The benefits to be paid under the Company Plan are based on years of credited service through December 31, 2009, interest credits and average compensation. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations. The Company made contributions to the Company Plan of $11.3, $0.0 and $0.0 in 2012, 2011 and 2010, respectively.

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

Projected pension expense for the Company Plan and the PEP is expected to remain at $12.1 in 2013. The Company plans to make contributions of $6.5 to the Company Plan during 2013.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The effect on operations for both the Company Plan and the PEP are summarized as follows:

	Year ended December 31,
	2012	2011	2010
Service cost for benefits earned	$2.4	$2.6	$2.6
Interest cost on benefit obligation	14.9	17.1	18.1
Expected return on plan assets	(17.3)	(18.9)	(18.5)
Net amortization and deferral	12.1	7.8	7.4
Curtailment cost	—	—	—
Defined benefit plan costs	$12.1	$8.6	$9.6

Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $143.0. The accumulated other comprehensive earnings that are expected to be recognized as components of the defined benefit plan costs during 2013 are $10.8 related to amortization of net loss.

A summary of the changes in the projected benefit obligations of the Company Plan and the PEP are summarized as follows:

	2012	2011
Balance at January 1	$383.2	$348.2
Service cost	2.4	2.6
Interest cost	14.9	17.1
Actuarial loss	5.8	39.8
Benefits and administrative expenses paid	(25.6)	(24.5)
Balance at December 31	$380.7	$383.2

The Accumulated Benefit Obligation was $380.7 and $383.2 at December 31, 2012 and 2011, respectively.

A summary of the changes in the fair value of plan assets follows:

	2012	2011
Fair value of plan assets at beginning of year	$244.5	$264.4
Actual return on plan assets	25.0	3.5
Employer contributions	12.9	1.1
Benefits and administrative expenses paid	(25.6)	(24.5)
Fair value of plan assets at end of year	$256.8	$244.5

The net funded status of the Company Plan and the PEP at December 31:

Funded status	$123.9	$138.7

Recorded as:
Accrued expenses and other	$1.4	$1.2
Other liabilities	122.5	137.5
	$123.9	$138.7

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Weighted average assumptions used in the accounting for the Company Plan and the PEP are summarized as follows:

	2012	2011	2010
Discount rate	4.0%	4.0%	5.1%
Expected long term rate of return	7.0%	7.3%	7.5%

The Company maintains an investment policy for the management of the Company Plan’s assets. The objective of this policy is to build a portfolio designed to achieve a balance between investment return and asset protection by investing in indexed funds that are comprised of equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. The target allocations for plan assets are 50% equity securities, 45% fixed income securities and 5% in other assets. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies located in the United States and to a lesser extent international equities in developed and emerging countries. Fixed income securities primarily include U.S. Treasury securities, mortgage-backed bonds and corporate bonds of companies from diversified industries. Other assets include investments in commodities. The weighted average expected long-term rate of return for the Company Plan’s assets is as follows:

	Target Allocation	Weighted Average Expected Long-Term Rate of Return
Equity securities	50.0%	5.5%
Fixed income securities	45.0%	1.2%
Other assets	5.0%	0.3%

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The fair values of the Company Plan’s assets at December 31, 2012 and 2011, by asset category are as follows:

		Fair Value Measurements as of
		December 31, 2012
	Fair Value as of December 31, 2012	Using Fair Value Hierarchy
Asset Category		Level 1	Level 2	Level 3
Cash	$6.9	$6.9	$—	$—
Equity securities:
U.S. large cap - blend (a)	58.1	—	58.1	—
U.S. mid cap - blend (b)	23.2	—	23.2	—
U.S. small cap - blend (c)	6.8	—	6.8	—
International equity - blend (d)	39.4	—	39.4	—
Commodities index (e)	11.5	—	11.5	—
Fixed income securities:
U.S. fixed income (f)	110.9	—	110.9	—
Total fair value of the Company Plan’s assets	$256.8	$6.9	$249.9	$—

		Fair Value Measurements as of
		December 31, 2011
	Fair Value as of December 31, 2011	Using Fair Value Hierarchy
Asset Category		Level 1	Level 2	Level 3
Cash	$3.7	$3.7	$—	$—
Equity securities:
U.S. large cap - blend (a)	58.6	—	58.6	—
U.S. mid cap - blend (b)	21.9	—	21.9	—
U.S. small cap - blend (c)	7.2	—	7.2	—
International equity - blend (d)	33.0	—	33.0	—
Commodities index (e)	10.2	—	10.2	—
Fixed income securities:
U.S. fixed income (f)	109.9	—	109.9	—
Total fair value of the Company Plan’s assets	$244.5	$3.7	$240.8	$—

a)	This category represents an equity index fund not actively managed that tracks the S&P 500 Index.

b)	This category represents an equity index fund not actively managed that tracks the S&P mid-cap 400 Index.

c)	This category represents an equity index fund not actively managed that tracks the Russell 2000 Index.

d)	This category represents an equity index fund not actively managed that tracks the MSCI ACWI ex USA Index.

e)	This category represents a commodities index fund not actively managed that tracks the Dow Jones - UBS Commodity Index.

f)	This category primarily represents bond index funds not actively managed that track the Barclays Capital U.S. Aggregate Index and Barclays Capital U.S. TIPS Index.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following assumed benefit payments under the Company Plan and PEP, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2013	$24.0
2014	23.2
2015	23.3
2016	23.5
2017	23.4
Years 2018-2022	119.1

Post-retirement Medical Plan

The Company assumed obligations under a subsidiary's post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Year ended December 31,
	2012	2011	2010
Service cost for benefits earned	$0.4	$0.3	$0.3
Interest cost on benefit obligation	2.3	2.2	2.3
Net amortization and deferral	0.3	(0.2)	(0.9)
Post-retirement medical plan costs	$3.0	$2.3	$1.7

Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $12.3. The accumulated other comprehensive earnings that are expected to be recognized as components of the post-retirement medical plan costs during 2013 are $0.9 related to amortization of net loss.

A summary of the changes in the accumulated post-retirement benefit obligation follows:

	2012	2011
Balance at January 1	$52.7	$42.0
Service cost for benefits earned	0.4	0.3
Interest cost on benefit obligation	2.3	2.2
Participants contributions	0.4	0.4
Actuarial loss	6.9	9.8
Benefits paid	(2.0)	(2.0)
Balance at December 31	$60.7	$52.7

Recorded as:
Other liabilities	$60.7	$52.7

The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation were 4.2% and 4.3% as of December 31, 2012 and 2011, respectively. The health care cost trend rate was assumed to be 7.5% and 7.0% as of December 31, 2012 and 2011, respectively, declining gradually to 5.0% in the year 2020. The health care cost trend rate has a significant effect on the amounts reported. The impact of a percentage point change each year in the assumed health care cost trend rates would change the accumulated post-retirement benefit obligation as of December 31, 2012 by an increase of $8.9 or a decrease of $7.4. The impact of a percentage point change on the aggregate of the service cost and interest cost components of the 2012 post-retirement benefit costs results in an increase of $0.4 or decrease of $0.4.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following assumed benefit payments under the Company's post-retirement benefit plan, which reflect expected future service, as appropriate, and were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2013	$2.1
2014	2.2
2015	2.4
2016	2.6
2017	2.7
Years 2018-2022	15.5

17.   FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of December 31, 2012 and 2011 are as follows:

		Fair Value Measurements as of
		December 31, 2012
	Fair Value as of December 31, 2012	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Noncontrolling interest put	$20.7	$—	$20.7	$—

		Fair Value Measurements as of
		December 31, 2011
	Fair Value as of December 31, 2011	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Noncontrolling interest put	$20.2	$—	$20.2	$—

The noncontrolling interest put is valued at its contractually determined value, which approximate fair value. During the year ended December 31, 2012, the carrying value of the noncontrolling interest put increased by $0.5 consisting of a $0.4 increase in the contractually determined value and a $0.1 increase for foreign currency translation.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $179.1 and $190.2 as of December 31, 2012 and 2011, respectively. The fair market value of the senior notes, based on market pricing, was approximately $2,720.5 and $1,624.4 as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the estimated fair market value of the Company’s variable rate debt approximated its book value of $0.0 and $560.0, respectively. The Company's note and debt instruments are considered level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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

The Company believes these embedded derivatives had no fair value at December 31, 2012 and 2011. These embedded derivatives also had no impact on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.

The following table summarizes the effect of the interest rate swap on other comprehensive income for the years ended December 31, 2012 and 2011:

	2012	2011
Effective portion of derivative gain	$—	$2.4

19.  SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2012	2011	2010
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$77.5	$99.6	$55.5
Income taxes, net of refunds	306.2	309.4	355.0
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance shares	10.9	6.0	2.4
Conversion of zero-coupon convertible debt	3.8	36.2	1.1
Accrued repurchases of common stock	—	—	(0.5)

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

20.  QUARTERLY DATA (UNAUDITED)

The following is a summary of unaudited quarterly data:

	Year ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$1,423.3	$1,423.4	$1,419.4	$1,405.3	$5,671.4
Gross profit	576.1	579.5	556.1	538.0	2,249.7
Net earnings attributable to Laboratory Corporation of America Holdings	161.6	153.3	148.0	120.2	583.1
Basic earnings per common share	1.66	1.59	1.56	1.28	6.09
Diluted earnings per common share	1.63	1.56	1.53	1.26	5.99

	Year ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$1,368.4	$1,403.3	$1,404.5	$1,366.1	$5,542.3
Gross profit	568.4	588.2	568.5	549.6	2,274.7
Net earnings attributable to Laboratory Corporation of America Holdings	127.1	122.9	134.3	135.4	519.7
Basic earnings per common share	1.27	1.22	1.34	1.36	5.20
Diluted earnings per common share	1.23	1.20	1.31	1.34	5.11

Index

Schedule II

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2012, 2011 and 2010
(Dollars in millions)

	Balance at beginning of year	Additions Charged to Costs and Expense	(1) Other (Deductions)Additions	Balance at end of year
Year ended December 31, 2012:
Applied against asset accounts:
Allowance for doubtful accounts	$197.6	$246.0	$(252.1)	$191.5
Valuation allowance-deferred tax assets	$14.4	$2.1	$1.9	$18.4
Year ended December 31, 2011:
Applied against asset accounts:
Allowance for doubtful accounts	$149.2	$255.1	$(206.7)	$197.6
Valuation allowance-deferred tax assets	$11.4	$3.1	$(0.1)	$14.4
Year ended December 31, 2010:
Applied against asset accounts:
Allowance for doubtful accounts	$173.1	$241.5	$(265.4)	$149.2
Valuation allowance-deferred tax assets	$3.9	$7.7	$(0.2)	$11.4

(1) Other (Deductions) Additions consists primarily of write-offs of accounts receivable amounts.