Form 10-Q
period 2013-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2013-05-01
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2013
OR
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

The number of shares outstanding of the issuer's common stock is 92.9 million shares, net of treasury stock as of April 29, 2013.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$185.8	$466.8
Accounts receivable, net of allowance for doubtful accounts of $198.4 and $191.5 at March 31, 2013 and December 31, 2012, respectively	793.8	718.5
Supplies inventories	124.0	121.0
Prepaid expenses and other	67.4	74.6
Deferred income taxes	19.0	10.9
Total current assets	1,190.0	1,391.8
Property, plant and equipment, net	634.6	630.8
Goodwill, net	2,911.6	2,901.7
Intangible assets, net	1,627.5	1,667.7
Joint venture partnerships and equity method investments	86.8	78.1
Other assets, net	118.9	124.9
Total assets	$6,569.4	$6,795.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246.6	$236.9
Accrued expenses and other	346.0	311.6
Short-term borrowings and current portion of long-term debt	147.9	480.0
Total current liabilities	740.5	1,028.5

Long-term debt, less current portion	2,175.0	2,175.0
Deferred income taxes and other tax liabilities	552.5	546.0
Other liabilities	302.2	307.4
Total liabilities	3,770.2	4,056.9
Commitments and contingent liabilities
Noncontrolling interest	20.9	20.7
Shareholders’ equity:
Common stock, 92.8 and 93.5 shares outstanding at March 31, 2013 and December 31, 2012, respectively	11.2	11.3
Additional paid-in capital	—	—
Retained earnings	3,667.5	3,588.5
Less common stock held in treasury	(954.2)	(951.8)
Accumulated other comprehensive income	53.8	69.4
Total shareholders’ equity	2,778.3	2,717.4
Total liabilities and shareholders’ equity	$6,569.4	$6,795.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$1,440.9	$1,423.3
Cost of sales	868.7	847.2
Gross profit	572.2	576.1
Selling, general and administrative expenses	283.2	271.2
Amortization of intangibles and other assets	19.5	21.4
Restructuring and other special charges	7.5	(3.6)
Operating income	262.0	287.1
Other income (expenses):
Interest expense	(24.5)	(21.5)
Equity method income, net	4.3	4.3
Investment income	0.2	0.2
Other, net	(0.6)	(0.5)
Earnings before income taxes	241.4	269.6
Provision for income taxes	93.8	107.6
Net earnings	147.6	162.0
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.4)
Net earnings attributable to Laboratory Corporation of America Holdings	$147.2	$161.6

Basic earnings per common share	$1.58	$1.66
Diluted earnings per common share	$1.56	$1.63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net earnings	$147.6	$162.0

Foreign currency translation adjustments	(27.7)	23.7
Net benefit plan adjustments	3.2	—
Other comprehensive earnings (loss) before tax	(24.5)	23.7
Provision for income tax related to items of comprehensive earnings	8.9	(9.3)
Other comprehensive earnings (loss), net of tax	(15.6)	14.4
Comprehensive earnings	132.0	176.4
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.4)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$131.6	$176.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2011	$11.7	$—	$3,387.2	$(940.9)	$45.5	$2,503.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	161.6	—	—	161.6
Other comprehensive earnings, net of tax	—	—	—	—	14.4	14.4
Issuance of common stock under employee stock plans	—	26.2	—	—	—	26.2
Surrender of restricted stock and performance share awards	—	—	—	(2.6)	—	(2.6)
Conversion of zero-coupon convertible debt	—	—	—	—	—	—
Stock compensation	—	11.8	—	—	—	11.8
Income tax benefit from stock options exercised	—	5.0	—	—	—	5.0
Purchase of common stock	(0.1)	(43.0)	(79.2)	—	—	(122.3)
BALANCE AT MARCH 31, 2012	$11.6	$—	$3,469.6	$(943.5)	$59.9	$2,597.6

BALANCE AT DECEMBER 31, 2012	$11.3	$—	$3,588.5	$(951.8)	$69.4	$2,717.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	147.2	—	—	147.2
Other comprehensive earnings, net of tax	—	—	—	—	(15.6)	(15.6)
Issuance of common stock under employee stock plans	—	28.8	—	—	—	28.8
Surrender of restricted stock and performance share awards	—	—	—	(2.4)	—	(2.4)
Conversion of zero-coupon convertible debt	—	3.1	—	—	—	3.1
Stock compensation	—	11.3	—	—	—	11.3
Income tax benefit from stock options exercised	—	2.4	—	—	—	2.4
Purchase of common stock	(0.1)	(45.6)	(68.2)	—	—	(113.9)
BALANCE AT MARCH 31, 2013	$11.2	$—	$3,667.5	$(954.2)	$53.8	$2,778.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$147.6	$162.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55.5	56.7
Stock compensation	11.3	11.8
Loss on sale of assets	0.2	0.2
Accrued interest on zero-coupon subordinated notes	0.6	0.7
Earnings in excess of distributions from equity method investments	(0.6)	0.5
Deferred income taxes	10.3	20.6
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(75.8)	(50.5)
Increase (decrease) in inventories	(3.2)	3.9
Decrease in prepaid expenses and other	7.0	9.8
Increase (decrease) in accounts payable	10.1	(32.3)
Increase in accrued expenses and other	35.2	13.7
Net cash provided by operating activities	198.2	197.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41.7)	(34.2)
Proceeds from sale of assets	0.2	0.5
Deferred payments on acquisitions	(2.3)	(1.5)
Acquisition of licensing technology	—	(1.0)
Investments in equity affiliates	(2.3)	—
Acquisition of businesses, net of cash acquired	(15.4)	—
Net cash used for investing activities	(61.5)	(36.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	30.0	—
Payments on revolving credit facilities	—	(100.0)
Payments on zero-coupon subordinated notes	(12.9)	(0.2)
Payments on long-term debt	(350.0)	—
Noncontrolling interest distributions	(0.3)	(0.3)
Excess tax benefits from stock based compensation	2.4	5.0
Net tax impact of conversion of zero-coupon convertible debt	3.1	—
Net proceeds from issuance of stock to employees	28.8	26.2
Purchase of common stock	(113.9)	(122.3)
Net cash provided by (used for) financing activities	(412.8)	(191.6)
Effect of exchange rate changes on cash and cash equivalents	(4.9)	1.3
Net increase (decrease) in cash and cash equivalents	(281.0)	(29.4)
Cash and cash equivalents at beginning of period	466.8	159.3
Cash and cash equivalents at end of period	$185.8	$129.9

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

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2012 Annual Report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.

New Accounting Pronouncements:

In February 2013, the FASB issued an amendment to existing guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in its annual financial statements in a single note or on the face of the financial statements. The amendment is effective prospectively for reporting periods beginning after December 15, 2012. See Footnote 8 for presentation of reclassification adjustments from accumulated other comprehensive income.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to Laboratory Corporation of America Holdings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, restricted stock units, performance share awards, and shares issuable upon conversion of zero-coupon subordinated notes.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$147.2	92.9	$1.58	$161.6	97.2	$1.66
Dilutive effect of employee stock options and awards	—	1.0		—	1.2
Effect of convertible debt	—	0.6		—	0.7
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$147.2	94.5	$1.56	$161.6	99.1	$1.63

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,
	2013	2012
Stock options	3.0	1.4

3.	NONCONTROLLING INTEREST PUTS

On October 14, 2011, the Company issued notice to a noncontrolling interest holder in its Ontario subsidiary of its intent to purchase the holder's partnership units in accordance with the terms of the partnership agreement. On November 28, 2011, this purchase was completed for a total purchase price of $147.9 (CN$151.7) as outlined in the partnership agreement (CN$147.8 plus certain adjustments relating to cash distribution hold backs made to finance business acquisitions and capital expenditures). The purchase of these additional partnership units brings the Company's percentage interest owned to 98.2%.

The contractual value of the remaining put, in excess of the current noncontrolling interest of $4.5, totals $16.4 at March 31, 2013 and has been classified as mezzanine equity in the Company’s condensed consolidated balance sheet.

Net sales of the Company's Ontario subsidiary were $86.9 (CN$87.6) and $82.8 (CN$82.9) for the three months ended March 31, 2013 and 2012 respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first three months of 2013, the Company recorded net restructuring charges of $7.5. The charges were comprised of $7.6 in severance and other personnel costs along with $1.8 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.6 in unused severance and $1.3 in unused facility-related costs.

During the first three months of 2012, the Company recorded a net credit of $3.6 in restructuring and other special charges. The Company reversed previously established reserves of $3.8 in unused severance and $2.4 in unused facility related costs. This net credit also includes charges of $1.7 related to severance and other personnel costs, and $0.9 primarily related to facility-related costs primarily related to ongoing integration activities for Orchid Cellmark Inc. ("Orchid") and the Integrated Genetics Division (formerly Genzyme Genetics*).

* Genzyme Genetics and its logo are trademarks of Genzyme Corporation and used by Esoterix Genetic Laboratories, LLC, a wholly-owned subsidiary of LabCorp, under license. Esoterix Genetic Laboratories and LabCorp are operated independently from Genzyme Corporation.

5.	RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2012	$1.4	$26.2	$27.6
Restructuring charges	7.6	1.8	9.4
Reduction of prior restructuring accruals	(0.6)	(1.3)	(1.9)
Cash payments and other adjustments	(7.6)	(1.8)	(9.4)
Balance as of March 31, 2013	$0.8	$24.9	$25.7
Current			$7.8
Non-current			17.9
			$25.7

6.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2013 and for the year ended December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Balance as of January 1	$2,901.7	$2,681.8
Goodwill acquired during the period	9.1	224.5
Adjustments to goodwill	0.8	(4.6)
Balance at end of period	$2,911.6	$2,901.7

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The components of identifiable intangible assets are as follows:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,294.6	$(498.6)	$796.0	$1,296.1	$(483.3)	$812.8
Patents, licenses and technology	100.2	(65.9)	34.3	117.2	(76.2)	41.0
Non-compete agreements	33.8	(20.9)	12.9	32.3	(19.6)	12.7
Trade names	131.0	(75.7)	55.3	131.3	(73.4)	57.9
Canadian licenses	729.0	—	729.0	743.3	—	743.3
	$2,288.6	$(661.1)	$1,627.5	$2,320.2	$(652.5)	$1,667.7

Amortization of intangible assets for the three month periods ended March 31, 2013 and 2012 was $19.5 and $21.4, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $64.8 for the remainder of fiscal 2013, $80.4 in fiscal 2014, $76.9 in fiscal 2015, $71.6 in fiscal 2016, $64.2 in fiscal 2017 and $528.3 thereafter.

The Ontario operation had $729.0 and $743.3 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of March 31, 2013 and December 31, 2012, respectively.

7.	DEBT

Short-term borrowings and the current portion of long-term debt at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Zero-coupon convertible subordinated notes	$117.9	$130.0
Revolving credit facility	$30.0	$—
Senior notes due 2013	$—	$350.0
Total short-term borrowings and current portion of long-term debt	$147.9	$480.0

Long-term debt at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
5 5/8% senior notes due 2015	250.0	250.0
3 1/8% senior notes due 2016	325.0	325.0
2 1/5% senior notes due 2017	500.0	500.0
4 5/8% senior notes due 2020	600.0	600.0
3 3/4% senior notes due 2022	500.0	500.0
Total long-term debt	$2,175.0	$2,175.0

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Senior Notes

On August 23, 2012, the Company issued $1,000.0 in new senior notes pursuant to the Company's effective shelf registration statement on Form S-3. The new senior notes consisted of $500.0 aggregate principal amount of 2.20% Senior Notes due 2017 and $500.0 aggregate principal amount of 3.75% Senior Notes due 2022. The net proceeds were used to repay $625.0 of the outstanding borrowings under the Company's Revolving Credit Facility (as defined below). The remaining proceeds are available for other general corporate purposes.

The Senior Notes due 2017 and Senior Notes due 2022 bear interest at the rate of 2.20% per annum and 3.75% per annum, respectively, payable semi-annually on February 23 and August 23 of each year, commencing February 23, 2013.

Zero-coupon Subordinated Notes

During the three months ended March 31, 2013, the Company settled notices to convert $15.3 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $18.3. The total cash used for these settlements was $12.9 and the Company also issued 0.1 additional shares of common stock.

On March 11, 2013, the Company announced that for the period of March 12, 2013 to September 11, 2013, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 6, 2013, in addition to the continued accrual of the original issue discount.

On April 8, 2013, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2013, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, June 28, 2013. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility (as defined below).

Credit Facilities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at March 31, 2013 and December 31, 2012 were $30.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at March 31, 2013. As of March 31, 2013, the total debt to consolidated EBITDA was 1.8 .

     As of March 31, 2013, the effective interest rate on the Revolving Credit Facility was 1.25%.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

8.	PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2013.

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2012	115.8	(22.3)	93.5
Common stock issued under employee stock plans	0.6	—	0.6
Common stock issued upon conversion of zero-coupon subordinated notes	0.1	—	0.1
Surrender of restricted stock and performance share awards	—	(0.1)	(0.1)
Retirement of common stock	(1.3)	—	(1.3)
Common shares at March 31, 2013	115.2	(22.4)	92.8

Share Repurchase Program

As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase approximately $68.0 of Company common stock. On February 8, 2013, the Company announced the Board of Directors authorized the purchase of $1,000.0 of additional shares of the Company’s common stock. During the three months ended March 31, 2013, the Company purchased 1.3 shares of its common stock at a total cost of $113.9. As of March 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase $954.1 of Company common stock.

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings
Balance at December 31, 2012	$162.9	$(93.5)	$69.4
Other comprehensive income before reclassifications	(27.7)	—	(27.7)
Amounts reclassified from accumulated other comprehensive income (a)	—	3.2	3.2
Tax effect of adjustments	10.1	(1.2)	8.9
Balance at March 31, 2013	145.3	(91.5)	53.8

(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. Refer to Note 11 Pension and Postretirement Plans for additional information regarding the Company's net periodic benefit cost.
.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The gross unrecognized income tax benefits were $38.1 and $36.4 at March 31, 2013 and December 31, 2012, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of March 31, 2013 and December 31, 2012, $37.6 and $37.1, respectively, are the approximate amounts of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.5 and $9.8 as of March 31, 2013 and December 31, 2012, respectively.

The valuation allowance provided as a reserve against certain deferred tax assets is $18.4 and $18.4 at March 31, 2013 and December 31, 2012, respectively.

The Company has substantially concluded all U.S. federal income tax matters for years through 2008. Substantially all material state and local, and foreign income tax matters have been concluded through 2007 and 2001, respectively.

The Internal Revenue Service is examining the Company's 2011 and 2010 federal income tax returns. The Company has various state income tax examinations ongoing throughout the year. In October 2011, Canada Revenue Agency initiated an examination of the Company's Canadian income tax returns for 2010 and 2009. Management believes adequate provisions have been recorded related to all open tax years.

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

The Company believes that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and the courts have not interpreted many of these statutes and regulations. There can be no assurance, therefore, that those applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations.

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

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. ("Hunter Labs Settlement Agreement"), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011 through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payors. With stakeholder input, DHCS has established data elements and a format for laboratories to report payment data from comparable third-party payors by May 31, 2013. After reviewing the submitted data, DHCS will propose new reimbursement rates and solicit stakeholder input before their implementation. The bill provides that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10% payment reduction imposed by statute in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80% of the lowest maximum allowance established under the federal Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this new California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.

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

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of March 31, 2013, the Company had provided letters of credit aggregating approximately $37.4, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

11.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $12.9 and $12.5 for the three months ended March 31, 2013 and 2012, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Service cost for benefits earned	$0.6	$0.6
Interest cost on benefit obligation	3.7	3.7
Expected return on plan assets	(4.3)	(4.4)
Net amortization and deferral	3.0	3.1
Defined benefit plan costs	$3.0	$3.0

During the three months ended March 31, 2013, the Company contributed $0.0 to its defined benefit retirement plan.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended March 31,
	2013	2012
Service cost for benefits earned	$0.1	$0.1
Interest cost on benefit obligation	0.6	0.6
Net amortization and deferral	0.2	—
Postretirement medical plan costs	$0.9	$0.7

12.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements as of
	Fair Value as of	March 31, 2013
		Using Fair Value Hierarchy
	March 31, 2013	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.9	$—	$20.9	$—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2012
		Using Fair Value Hierarchy
	December 31, 2012	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.7	$—	$20.7	$—

The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $140.0 and $179.1 as of March 31, 2013 and December 31, 2012, respectively. The fair market value of the senior notes, based on market pricing, was approximately $2,293.3 and $2,720.5 as of March 31, 2013 and December 31, 2012, respectively. The Company's note and debt instruments are considered level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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

The Company believes these embedded derivatives had no fair value at March 31, 2013 and December 31, 2012. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2013	2012
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$28.6	$11.4
Income taxes, net of refunds	11.1	8.4
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	$5.4	$—

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

6.
failure to maintain the security of business information or systems or protect against cyber security attacks could damage the Company's reputation, cause it to incur substantial additional costs and to become subject to litigation;

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

10.
changes in payer mix, including an increase in capitated reimbursement mechanisms or the impact of a shift to consumer driven health plans and adverse changes in payer coverage policies related to specific testing procedures or categories of testing;

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

INDEX

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

GENERAL (dollars in millions, except per share data)

During the first quarter of 2013 the Company grew its revenue in a challenging economic environment. Net sales for the three months ended March 31, 2013 increased 1.2% in comparison to the same period in 2012 on a 1.1% increase in volume and a 0.2% increase in revenue per requisition. The Company's acquisition of Medtox Scientific, Inc. ("Medtox") on July 31, 2012 increased revenue and volume by 2.4% and 3.2%, respectively, in the first quarter of 2013 compared to 2012. The first quarter of 2013 had one less revenue day than the first quarter of 2012. On a per day basis, revenue increased 2.9% and testing volume increased by 2.7% in the first quarter of 2013 compared to the first quarter of 2012. Inclement weather reduced volume growth by approximately 0.5%.

INDEX

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Net Sales

	Three Months Ended March 31,
	2013	2012	Change
Net sales
Routine Testing	$826.8	$796.2	3.8%
Genomic and Esoteric Testing	527.2	544.3	(3.1)%
Ontario, Canada	86.9	82.8	5.0%
Total	$1,440.9	$1,423.3	1.2%

	Three Months Ended March 31,
	2013	2012	Change
Volume (Number of Requisitions)
Routine Testing	22.0	21.6	1.7%
Genomic and Esoteric Testing	7.6	7.6	0.2%
Ontario, Canada	2.4	2.4	(2.0)%
Total	32.0	31.6	1.1%

	Three Months Ended March 31,
	2013	2012	Change
Revenue Per Requisition
Routine Testing	$37.54	$36.77	2.1%
Genomic and Esoteric Testing	69.58	71.99	(3.3)%
Ontario, Canada	36.59	34.14	7.2%
Total	$45.06	$44.98	0.2%

The increase in net sales for the three months ended March 31, 2013 as compared with the corresponding 2012 period was driven primarily by the Medtox acquisition along with positive revenue per requisition growth in routine testing and Ontario, Canada. The decline in price in genomic and esoteric testing is a result of a lower mix of reproductive and histology testing during the quarter. Histology price was also impacted by payment reductions on the Medicare physician fee schedule, as well as the expiration of the Company's ability to directly bill Medicare for the technical component of pathology services furnished to hospitals for in-patient Medicare beneficiaries. Net sales of the Ontario partnership were $86.9 for the three months ended March 31, 2013 compared to $82.8 in the corresponding 2012 period, an increase of $4.1, or 5.0%. Net sales of the Company's Ontario subsidiary were negatively impacted by a stronger U.S. dollar in 2013 as compared with 2012. In Canadian dollars, net sales of the Ontario subsidiary increased by CN$4.6, or 5.5%.

Cost of Sales	Three Months Ended March 31,
	2013	2012	Change
Cost of sales	$868.7	$847.2	2.5%
Cost of sales as a % of sales	60.3%	59.5%

Cost of sales (primarily laboratory and distribution costs) increased 2.5% in the 2013 period as compared with the 2012 period primarily due to incremental costs from the Medtox acquisition, as well as increases in employee benefits costs. As a percentage of net sales, cost of sales increased to 60.3% in 2013 from 59.5% in 2012. The increase in cost of sales as a percentage of net sales

INDEX

is primarily due to the impact of inclement weather, lower margins on acquired operations that have not yet been fully integrated, one less revenue day in the first quarter of 2013, as well as the impact of previously announced Medicare payment reductions.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012	Change
Selling, general and administrative expenses	$283.2	$271.2	4.4%
Selling, general and administrative expenses as a % of sales	19.7%	19.1%

Selling, general and administrative expenses as a percentage of net sales increased to 19.7% in the first quarter of 2013 as compared to 19.1% in 2012. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to increases in personnel costs relating to recent acquisitions that have not been fully integrated, along with the impact of inclement weather and one less revenue day in 2013. Additionally, bad debt expense decreased to 4.3% of net sales in the first quarter of 2013 as compared with 4.4% in 2012 primarily due to improved collection trends resulting from process improvement programs within the Company's billing department and field operations.

Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2013	2012	Change
Amortization of intangibles and other assets	$19.5	$21.4	(8.9)%

During the three months ended March 31, 2013, the Company recorded a $2.0 reduction in amortization expense resulting from the reversal of certain contingent acquisition payments.

Restructuring and Other Special Charges

	Three Months Ended March 31,
	2013	2012	Change
Restructuring and other special charges	$7.5	$(3.6)	(308.3)%

During the first quarter of 2013, the Company recorded net restructuring charges of $7.5. These charges were comprised of $7.6 in severance and other personnel costs along with $1.8 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.6 in unused severance and $1.3 in unused facility related costs.

During the first quarter of 2012, the Company recorded a net credit of $3.6 in restructuring and other special charges. The Company reversed previously established reserves of $3.8 in unused severance and $2.4 in unused facility related costs. This credit also includes charges of $1.7 related to severance and other personnel costs and $0.9 primarily related to facility-related costs primarily related to ongoing integration activities for Orchid and Genzyme Genetics.

From time to time, the Company implements cost savings initiatives. These initiatives result from the integration of recently acquired businesses and from reducing the number of facilities and employees in an effort to balance the Company's cost of operations with current test volume trends while maintaining the high quality of its services that the marketplace demands. It is difficult to determine the nature, timing and extent of these activities until adequate planning has been completed and reviewed. The continuing economic downturn being experienced in the United States and globally has had an impact on the Company's volume. The Company believes that any restructuring costs which may be incurred in 2013 will be more than offset by subsequent savings realized from these potential actions and that any related restructuring charges will not have a material impact on the Company's operations or liquidity.

INDEX

Interest Expense	Three Months Ended March 31,
	2013	2012	Change
Interest expense	$24.5	$21.5	14.0%

The increase in interest expense for 2013 as compared with 2012 is primarily due to the issuance of $1,000.0 of senior notes in August 2012. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Revolving Credit Facility. The newly issued senior notes have an effective weighted-average interest rate of 3.0%, compared to the effective rate of 1.22% on the Company's Revolving Credit Facility outstanding during the first quarter of 2012.

Equity Method Income

	Three Months Ended March 31,
	2013	2012	Change
Equity method income	$4.3	$4.3	—%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry.

Income Tax Expense	Three Months Ended March 31,
	2013	2012	Change
Income tax expense	$93.8	$107.6	(12.8)%
Income tax expense as a % of income before tax	38.9%	39.9%

The decrease in the effective tax rate for 2013 compared with 2012 is the result of a lower effective state income tax rate and the research and development tax credit which was reinstated by The American Taxpayer Relief Act of 2012, enacted in early 2013.

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
In February, 2013, the Company repaid its 5 1/2% $350.0 Senior Notes due 2013 with cash on hand and $30.0 of borrowings on its Revolving Credit Facility.
The Company believes that its cash from operations, in combination with cash on hand and borrowing capacity, will be sufficient to satisfy its obligations in 2013. The Company has discussed its intention to increase its ratio of total debt to consolidated EBITDA overtime from 2.0 to 1.0 as of December 2012 to 2.5 to 1.0. As of March 31, 2013, the total debt to consolidated EBITDA was 1.8. The Company believes that it can achieve this through the use of its Revolving Credit Facility and its ready access to debt capital markets. In the event that the Company needs additional liquidity, it believes it can readily access the debt capital markets.

Operating Activities

INDEX

During the three months ended March 31, 2013 and 2012, the Company's operations provided $198.2 and $197.1 of cash, respectively, reflecting the Company's solid business results. The Company continues to focus on efforts to increase cash collections from all payers and to generate on-going improvements to the claim submission processes.

Investing Activities

Capital expenditures were $41.7 and $34.2 for the three months ended March 31, 2013 and 2012, respectively. The Company expects capital expenditures of approximately $220.0 in 2013. The Company's projected capital expenditures are higher than historical levels due to near-term investments in facility consolidation and replacement of a major testing platform. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility as needed.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at March 31, 2013 and December 31, 2012 were $30.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period for four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at March 31, 2013. As of March 31, 2013, the total debt to consolidated EBITDA was 1.8.

In February, 2013, the Company repaid its 5 1/2% $350.0 Senior Notes due 2013 with cash on hand and $30.0 of borrowings on its Revolving Credit Facility. During the three months ended March 31, 2013, the Company settled notices to convert $15.3 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $18.3. The total cash used for these settlements was $12.9.
As of March 31, 2013, the effective interest rate on the Revolving Credit Facility was 1.25%.

As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase $68.0 of Company common stock. On February 8, 2013, the Company announced the Board of Directors authorized the purchase of $1,000.0 of additional shares of the Company's common stock. During the three months ended March 31, 2013, the Company repurchased $113.9 of stock representing 1.3 shares. As of March 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase $954.1 of Company common stock.

As of March 31, 2013, the Company provided letters of credit aggregating $37.4, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

The Company had a $48.6 and $46.2 reserve for unrecognized income tax benefits, including interest and penalties as of March 31, 2013 and December 31, 2012, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

Zero-coupon Subordinated Notes

On March 11, 2013, the Company announced that for the period of March 12, 2013 to September 11, 2013, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 6, 2013, in addition to the continued accrual of the original issue discount.

On April 8, 2013, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-

INDEX

coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2013, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, June 28, 2013. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the Revolving Credit Facility.

Credit Ratings

The Company's debt ratings of Baa2 from Moody's and BBB from Standard and Poor's contribute to its ability to access capital markets.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2013, which is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2013, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 – January 31	0.5	$87.52	0.5	$26.1
February 1 – February 28	0.4	90.02	0.4	994.0
March 1 – March 31	0.4	98.05	0.4	954.1
	1.3	$88.75	1.3

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase up to $68.0 of Company common stock. On February 8, 2013, the Company announced the Board of Directors authorized the purchase of up to $1,000.0 of additional shares of the Company's common stock. As of March 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase $954.1 of Company common stock. The repurchase authorization has no expiration date.

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

May 1, 2013