Form 10-Q
period 2013-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2013-07-30
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2013
OR
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

The number of shares outstanding of the issuer's common stock is 90.1 million shares, net of treasury stock as of July 26, 2013.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$111.3	$466.8
Accounts receivable, net of allowance for doubtful accounts of $205.1 and $191.5 at June 30, 2013 and December 31, 2012, respectively	815.7	718.5
Supplies inventories	126.4	121.0
Prepaid expenses and other	75.3	74.6
Deferred income taxes	19.3	10.9
Total current assets	1,148.0	1,391.8
Property, plant and equipment, net	646.9	630.8
Goodwill, net	2,986.6	2,901.7
Intangible assets, net	1,606.3	1,667.7
Joint venture partnerships and equity method investments	87.5	78.1
Other assets, net	116.6	124.9
Total assets	$6,591.9	$6,795.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253.4	$236.9
Accrued expenses and other	281.8	311.6
Short-term borrowings and current portion of long-term debt	119.9	480.0
Total current liabilities	655.1	1,028.5

Long-term debt, less current portion	2,390.0	2,175.0
Deferred income taxes and other tax liabilities	559.1	546.0
Other liabilities	303.9	307.4
Total liabilities	3,908.1	4,056.9
Commitments and contingent liabilities
Noncontrolling interest	20.4	20.7
Shareholders’ equity:
Common stock, 90.5 and 93.5 shares outstanding at June 30, 2013 and December 31, 2012, respectively	11.0	11.3
Additional paid-in capital	—	—
Retained earnings	3,574.6	3,588.5
Less common stock held in treasury	(958.9)	(951.8)
Accumulated other comprehensive income	36.7	69.4
Total shareholders’ equity	2,663.4	2,717.4
Total liabilities and shareholders’ equity	$6,591.9	$6,795.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,468.2	$1,423.4	$2,909.1	$2,846.7
Cost of sales	890.9	843.9	1,759.6	1,691.1
Gross profit	577.3	579.5	1,149.5	1,155.6
Selling, general and administrative expenses	280.9	279.5	564.1	550.7
Amortization of intangibles and other assets	20.5	20.6	40.0	42.0
Restructuring and other special charges	6.6	3.4	14.1	(0.2)
Operating income	269.3	276.0	531.3	563.1
Other income (expenses):
Interest expense	(23.1)	(21.3)	(47.6)	(42.8)
Equity method income, net	4.4	8.0	8.7	12.3
Investment income	0.2	0.2	0.4	0.4
Other, net	(0.8)	(6.7)	(1.4)	(7.2)
Earnings before income taxes	250.0	256.2	491.4	525.8
Provision for income taxes	97.7	102.4	191.4	210.0
Net earnings	152.3	153.8	300.0	315.8
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.5)	(0.8)	(0.9)
Net earnings attributable to Laboratory Corporation of America Holdings	$151.9	$153.3	$299.2	$314.9

Basic earnings per common share	$1.65	$1.59	$3.24	$3.25
Diluted earnings per common share	$1.62	$1.56	$3.18	$3.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$152.3	$153.8	$300.0	$315.8

Foreign currency translation adjustments	(31.4)	(17.3)	(59.1)	6.4
Net benefit plan adjustments	3.3	—	6.5	—
Other comprehensive earnings (loss) before tax	(28.1)	(17.3)	(52.6)	6.4
Provision for income tax related to items of comprehensive earnings	11.0	6.8	19.9	(2.5)
Other comprehensive earnings (loss), net of tax	(17.1)	(10.5)	(32.7)	3.9
Comprehensive earnings	135.2	143.3	267.3	319.7
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.5)	(0.8)	(0.9)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$134.8	$142.8	$266.5	$318.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2011	$11.7	$—	$3,387.2	$(940.9)	$45.5	$2,503.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	314.9	—	—	314.9
Other comprehensive earnings, net of tax	—	—	—	—	3.9	3.9
Issuance of common stock under employee stock plans	0.1	43.4	—	—	—	43.5
Surrender of restricted stock and performance share awards	—	—	—	(10.9)	—	(10.9)
Conversion of zero-coupon convertible debt	—	—	—	—	—	—
Stock compensation	—	23.7	—	—	—	23.7
Income tax benefit from stock options exercised	—	5.8	—	—	—	5.8
Purchase of common stock	(0.3)	(72.9)	(179.4)	—	—	(252.6)
BALANCE AT JUNE 30, 2012	$11.5	$—	$3,522.7	$(951.8)	$49.4	$2,631.8

BALANCE AT DECEMBER 31, 2012	$11.3	$—	$3,588.5	$(951.8)	$69.4	$2,717.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	299.2	—	—	299.2
Other comprehensive earnings, net of tax	—	—	—	—	(32.7)	(32.7)
Issuance of common stock under employee stock plans	0.2	130.9	—	—	—	131.1
Surrender of restricted stock and performance share awards	—	—	—	(7.1)	—	(7.1)
Conversion of zero-coupon convertible debt	—	4.7	—	—	—	4.7
Stock compensation	—	22.1	—	—	—	22.1
Income tax benefit from stock options exercised	—	7.9	—	—	—	7.9
Purchase of common stock	(0.5)	(165.6)	(313.1)	—	—	(479.2)
BALANCE AT JUNE 30, 2013	$11.0	$—	$3,574.6	$(958.9)	$36.7	$2,663.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$300.0	$315.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	112.4	112.8
Stock compensation	22.1	23.7
Loss on sale of assets	0.7	6.4
Accrued interest on zero-coupon subordinated notes	1.2	1.3
Earnings in excess of distributions from equity method investments	(3.7)	(3.3)
Deferred income taxes	28.3	33.3
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(99.7)	(35.0)
Increase in inventories	(5.7)	(3.3)
(Increase) decrease in prepaid expenses and other	(0.9)	11.5
Increase (decrease) in accounts payable	16.9	(23.3)
Decrease in accrued expenses and other	(35.8)	(56.5)
Net cash provided by operating activities	335.8	383.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(90.5)	(68.3)
Proceeds from sale of assets	0.4	1.5
Deferred payments on acquisitions	(2.0)	(2.7)
Acquisition of licensing technology	—	(2.0)
Investments in equity affiliates	(3.3)	(4.9)
Acquisition of businesses, net of cash acquired	(104.2)	(25.2)
Net cash used for investing activities	(199.6)	(101.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	255.0	85.0
Payments on revolving credit facilities	(30.0)	(195.0)
Payments on zero-coupon subordinated notes	(21.3)	(2.5)
Payments on long-term debt	(350.0)	—
Noncontrolling interest distributions	(0.4)	(0.7)
Excess tax benefits from stock based compensation	7.9	5.7
Net proceeds from issuance of stock to employees	131.1	43.4
Purchase of common stock	(479.2)	(252.6)
Net cash used for financing activities	(486.9)	(316.7)
Effect of exchange rate changes on cash and cash equivalents	(4.8)	—
Net decrease in cash and cash equivalents	(355.5)	(34.9)
Cash and cash equivalents at beginning of period	466.8	159.3
Cash and cash equivalents at end of period	$111.3	$124.4

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

New Accounting Pronouncements:

In February 2013, the FASB issued an amendment to existing guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in its annual financial statements in a single note or on the face of the financial statements. The amendment is effective prospectively for reporting periods beginning after December 15, 2012. See Note 7 for presentation of reclassification adjustments from accumulated other comprehensive income.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2013			2012			2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$151.9	92.0	$1.65	$153.3	96.3	$1.59	$299.2	92.5	$3.24	$314.9	96.8	$3.25
Dilutive effect of employee stock options and awards	—	1.1		—	1.0		—	1.0		—	1.1
Effect of convertible debt	—	0.6		—	0.7		—	0.6		—	0.7
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$151.9	93.7	$1.62	$153.3	98.0	$1.56	$299.2	94.1	$3.18	$314.9	98.6	$3.19

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	0.3	2.2	0.5	1.8

3.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first six months of 2013, the Company recorded net restructuring charges of $14.1. The charges were comprised of $10.1 in severance and other personnel costs along with $6.3 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.6 in unused severance and $1.7 in unused facility-related costs.

During the first six months of 2012, the Company recorded a net credit of $0.2 in restructuring and other special charges. The Company reversed previously established reserves of $4.8 in unused severance and $2.9 in unused facility related costs. This net credit also includes charges of $6.2 related to severance and other personnel costs, and $1.3 primarily related to facility-related costs primarily related to ongoing integration activities for Clearstone Central Laboratories, Orchid Cellmark Inc. ("Orchid") and the Integrated Genetics Division (formerly Genzyme Genetics*) and costs associated with the previously announced termination of an executive vice president.

As part of the Clearstone integration, the Company also recorded a $6.9 loss on the disposal of one its European subsidiaries in Other, net under Other income (expenses) during the three months ended June 30, 2012.

* Genzyme Genetics and its logo are trademarks of Genzyme Corporation and used by Esoterix Genetic Laboratories, LLC, a wholly-owned subsidiary of LabCorp, under license. Esoterix Genetic Laboratories and LabCorp are operated independently from Genzyme Corporation.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4.	RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2012	$1.4	$26.2	$27.6
Restructuring charges	10.1	6.3	16.4
Reduction of prior restructuring accruals	(0.6)	(1.7)	(2.3)
Cash payments and other adjustments	(9.6)	(4.7)	(14.3)
Balance as of June 30, 2013	$1.3	$26.1	$27.4
Current			$8.7
Non-current			18.7
			$27.4

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six month period ended June 30, 2013 and for the year ended December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Balance as of January 1	$2,901.7	$2,681.8
Goodwill acquired during the period	85.6	224.5
Adjustments to goodwill	(0.7)	(4.6)
Balance at end of period	$2,986.6	$2,901.7

The components of identifiable intangible assets are as follows:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,314.1	$(514.2)	$799.9	$1,296.1	$(483.3)	$812.8
Patents, licenses and technology	117.2	(81.4)	35.8	117.2	(76.2)	41.0
Non-compete agreements	38.8	(22.4)	16.4	32.3	(19.6)	12.7
Trade names	131.0	(78.2)	52.8	131.3	(73.4)	57.9
Canadian licenses	701.4	—	701.4	743.3	—	743.3
	$2,302.5	$(696.2)	$1,606.3	$2,320.2	$(652.5)	$1,667.7

Amortization of intangible assets for the three month periods ended June 30, 2013 and 2012 was $20.5 and $20.6, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $44.5 for the remainder of fiscal 2013, $80.7 in fiscal 2014, $77.2 in fiscal 2015, $71.9 in fiscal 2016, $64.5 in fiscal 2017 and $530.1 thereafter.

The Ontario operation had $701.4 and $743.3 of value assigned to the partnership’s indefinite lived Canadian licenses to conduct diagnostic testing services in the province as of June 30, 2013 and December 31, 2012, respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

6.	DEBT

Short-term borrowings and the current portion of long-term debt at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Zero-coupon convertible subordinated notes	$109.9	$130.0
Revolving credit facility	10.0	—
Senior notes due 2013	—	350.0
Total short-term borrowings and current portion of long-term debt	$119.9	$480.0

Long-term debt at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
5 5/8% senior notes due 2015	$250.0	$250.0
3 1/8% senior notes due 2016	325.0	325.0
2 1/5% senior notes due 2017	500.0	500.0
4 5/8% senior notes due 2020	600.0	600.0
3 3/4% senior notes due 2022	500.0	500.0
Revolving credit facility	215.0	—
Total long-term debt	$2,390.0	$2,175.0

Senior Notes

On August 23, 2012, the Company issued $1,000.0 in new senior notes pursuant to the Company's effective shelf registration statement on Form S-3. The new senior notes consisted of $500.0 aggregate principal amount of 2.20% Senior Notes due 2017 and $500.0 aggregate principal amount of 3.75% Senior Notes due 2022. The net proceeds were used to repay $625.0 of the outstanding borrowings under the Company's Revolving Credit Facility (as defined below). The remaining proceeds were available for other general corporate purposes.

The Senior Notes due 2017 and Senior Notes due 2022 bear interest at the rate of 2.20% per annum and 3.75% per annum, respectively, payable semi-annually on February 23 and August 23 of each year, commencing February 23, 2013.

Zero-coupon Subordinated Notes

During the six months ended June 30, 2013, the Company settled notices to convert $25.3 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $31.6. The total cash used for these settlements was $21.3 and the Company also issued 0.1 additional shares of common stock.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

On July 1, 2013, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2013, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Monday, September 30, 2013. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility (as defined below).

Credit Facilities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at June 30, 2013 and December 31, 2012 were $225.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at June 30, 2013. As of June 30, 2013, the ratio of total debt to consolidated EBITDA was 1.95 to 1.0.

     As of June 30, 2013, the effective interest rate on the Revolving Credit Facility was 1.24%.

7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2013.

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2012	115.8	(22.3)	93.5
Common stock issued under employee stock plans	2.0	—	2.0
Common stock issued upon conversion of zero-coupon subordinated notes	0.1	—	0.1
Surrender of restricted stock and performance share awards	—	(0.1)	(0.1)
Retirement of common stock	(5.0)	—	(5.0)
Common shares at June 30, 2013	112.9	(22.4)	90.5

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Share Repurchase Program

As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase approximately $74.0 of Company common stock based on settled trades as of that date. On February 8, 2013, the Company announced the Board of Directors authorized the purchase of $1,000.0 of additional shares of the Company’s common stock. During the six months ended June 30, 2013, the Company purchased 5.0 shares of its common stock at a total cost of $479.2. As of June 30, 2013, the Company had outstanding authorization from the Board of Directors to purchase $594.8 of Company common stock based on settled trades as of that date.

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings
Balance at December 31, 2012	$162.9	$(93.5)	$69.4
Other comprehensive income before reclassifications	(59.1)	—	(59.1)
Amounts reclassified from accumulated other comprehensive income (a)	—	6.5	6.5
Tax effect of adjustments	22.4	(2.5)	19.9
Balance at June 30, 2013	$126.2	$(89.5)	$36.7

(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. Refer to Note 10 Pension and Postretirement Plans for additional information regarding the Company's net periodic benefit cost.

8.	INCOME TAXES

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

The gross unrecognized income tax benefits were $37.8 and $36.4 at June 30, 2013 and December 31, 2012, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of June 30, 2013 and December 31, 2012, $37.4 and $37.1, respectively, are the approximate amounts of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $11.1 and $9.8 as of June 30, 2013 and December 31, 2012, respectively.

The valuation allowance provided as a reserve against certain deferred tax assets is $18.6 and $18.4 at June 30, 2013 and December 31, 2012, respectively.

The Company has substantially concluded all U.S. federal income tax matters for years through 2011. Substantially all material state and local, and foreign income tax matters have been concluded through 2007 and 2001, respectively.

The Internal Revenue Service concluded its examination of the Company's 2011 and 2010 federal income tax returns during the second quarter of 2013. The Company has various state income tax examinations ongoing throughout the year. In October 2011, Canada Revenue Agency initiated an examination of the Company's Canadian income tax returns for 2010 and 2009. Management believes adequate provisions have been recorded related to all open tax years.

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

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. ("Hunter Labs Settlement Agreement"), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011 through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payers. With stakeholder input, DHCS established data elements and a format for laboratories to report payment data from comparable third-party payers. After reviewing the submitted data, DHCS will propose new reimbursement rates and solicit stakeholder input before their implementation. The bill provides that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10% payment reduction imposed by statute in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80% of the lowest maximum allowance established under the federal Medicare

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this new California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.

As previously reported, the Company responded to an October 2007 subpoena from the United States Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The Plaintiff's third amended complaint further alleges that the Company's billing practices violated False Claims Acts in fourteen states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the United States government nor any state government has intervened in the lawsuit. The Company will vigorously defend the lawsuit.

In addition, the Company has received three other subpoenas since 2007 related to Medicaid billing. In February 2009, the Company received a subpoena from the Commonwealth of Virginia Office of the Attorney General requesting documents related to its billing to Virginia Medicaid. In April of 2013, the Commonwealth of Virginia Office of the Attorney General closed its investigation. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. In June 2010, the Company received a subpoena from the State of Florida Office of the Attorney General requesting documents related to its billing to Florida Medicaid. The Company is cooperating with these requests.

On May 2, 2013 the Company was served with a False Claims Act lawsuit, State of Georgia ex rel. Hunter Laboratories, LLC and Chris Reidel v. Quest Diagnostics Incorporated, et al., filed in the State Court of Fulton County, Georgia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Georgia's Medicaid program. The case has been removed to the United States District Court for the Northern District of Georgia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The government filed a notice declining to intervene in the case. The Company will vigorously defend the lawsuit.

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

The Company is a defendant in two putative class actions related to overtime pay. On July 8, 2013, a putative class action, Christine Bohlander v. Laboratory Corporation of America, et al., was filed against the Company in the Superior Court of the State of California for the County of Solano, alleging on behalf of similarly situated phlebotomists that the Company failed to pay overtime, failed to provide meal and rest breaks, and committed other violations of the California Labor Code. The complaint seeks monetary damages, civil penalties, costs, injunctive relief, and attorney's fees. On July 8, 2013, a putative class action, Jemuel Andres, et al. v. Laboratory Corporation of America Holdings, was filed against the Company in the Superior Court of California for the County of Los Angeles, alleging on behalf of similarly situated couriers that the Company failed to pay overtime, failed to provide meal and rest breaks, and committed other violations of the California Labor Code. The complaint seeks monetary damages, civil penalties, costs, injunctive relief, and attorney's fees. The Company intends to vigorously defend both cases.

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of June 30, 2013, the Company had provided letters of credit aggregating approximately $38.0, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

10.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $12.2 and $11.8 for the three months ended June 30, 2013 and 2012, respectively, and $25.1 and $24.3 for the six months ended June 30, 2013 and 2012, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost for benefits earned	$0.6	$0.6	$1.2	$1.2
Interest cost on benefit obligation	3.7	3.7	7.4	7.4
Expected return on plan assets	(4.3)	(4.2)	(8.6)	(8.6)
Net amortization and deferral	3.0	2.9	6.0	6.0
Defined benefit plan costs	$3.0	$3.0	$6.0	$6.0

During the six months ended June 30, 2013, the Company contributed $1.8 to its defined benefit retirement plan.

The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost for benefits earned	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	0.7	0.6	1.3	1.2
Net amortization and deferral	0.3	—	0.5	—
Postretirement medical plan costs	$1.1	$0.7	$2.0	$1.4

11.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements as of
	Fair Value as of	June 30, 2013
		Using Fair Value Hierarchy
	June 30, 2013	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.4	$—	$20.4	$—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2012
		Using Fair Value Hierarchy
	December 31, 2012	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.7	$—	$20.7	$—

The Company has a noncontrolling interest put related to its Ontario subsidiary. The contractual value of the remaining put, in excess of the current noncontrolling interest of $4.9, totals $15.5 at June 30, 2013 and has been classified as mezzanine equity in the Company’s condensed consolidated balance sheet. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $167.7 and $179.1 as of June 30, 2013 and December 31, 2012, respectively. The fair market value of the senior notes, based on market pricing, was approximately $2,221.6 and $2,720.5 as of June 30, 2013 and December 31, 2012, respectively. The Company's note and debt instruments are considered level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company believes these embedded derivatives had no fair value at June 30, 2013 and December 31, 2012. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2013	2012
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$54.6	$39.8
Income taxes, net of refunds	164.3	163.7
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	$10.3	$—

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

14.	BUSINESS ACQUISITIONS

During the six month period ended June 30, 2013, the Company acquired various laboratories and related assets for approximately $104.2 in cash (net of cash acquired). The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $24.2 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $85.6. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.

15.	BUSINESS SEGMENT INFORMATION

The following table is a summary of segment information for the three and six months ended June 30, 2013 and 2012. Segment asset information is not presented because it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and Note 1 above to the interim consolidated financial statements.

Clinical diagnostics laboratory segment includes financial information related to the broad range of testing services that are reported primarily through the United States business operations. The other reportable segment includes the portion of the Company's non-United States clinical diagnostic laboratory operations which are reviewed separately by corporate management for the purposes of allocation of resources.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenues:
Clinical diagnostics laboratory	$1,381.6	$1,339.6	$2,735.6	$2,680.1
Other	86.6	83.8	173.5	166.6
Total net revenues	$1,468.2	$1,423.4	$2,909.1	$2,846.7

Operating earnings (loss):
Clinical diagnostics laboratory	$380.1	$380.5	$754.3	$767.6
Other	23.2	25.8	47.7	51.8
General corporate expenses	(134.0)	(130.3)	(270.7)	(256.3)
Total operating income	269.3	276.0	531.3	563.1
Non-operating expenses, net	19.3	19.8	39.9	37.3
Earnings before income taxes	$250.0	$256.2	$491.4	$525.8
Provision for income taxes	97.7	102.4	191.4	210.0
Net earnings	152.3	153.8	300.0	315.8
Less income attributable to noncontrolling interests	(0.4)	(0.5)	(0.8)	(0.9)
Net income attributable to Laboratory Corporation of America Holdings	$151.9	$153.3	$299.2	$314.9

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

2.
adverse results from investigations, audits, regulatory examinations, information requests, and other inquiries by the government, which may include significant monetary damages, fines, penalties, assessments, refunds, repayments, and/or exclusion from the Medicare and Medicaid programs;

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

10.
changes in payer mix, including an increase in capitated reimbursement mechanisms or the impact of a shift to consumer driven health plans and adverse changes in payer reimbursement or payer coverage policies related to specific testing procedures or categories of testing;

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

INDEX

GENERAL (dollars in millions, except per share data)

During the second quarter of 2013, the Company grew its revenue in a challenging economic environment. Net sales for the three months ended June 30, 2013 increased 3.1% in comparison to the same period in 2012, on a 5.0% increase in volume and a 1.8% decrease in revenue per requisition. The Company's acquisition of MedTox Scientific, Inc. ("MedTox") on July 31, 2012, increased revenue and volume by 2.6% and 3.6%, respectively, in the second quarter of 2013 compared to 2012.

Changes in governmental regulations have had, and are expected to continue to have, a significant impact on the Company's operations in 2013. The Affordable Care Act Baseline for the 2013 update to the Clinical Lab Fee Schedule was negative 0.95% and the Middle Class Tax Relief and Job Creation Act rebaselined the fee schedule an additional 2% lower. These fee schedule reductions became effective on January 1, 2013.  As a result of mandatory sequestration, there was an additional 2% reduction to the Clinical Lab Fee Schedule and a separate 2% reduction to the Physician Fee Schedule effective April 1, 2013. In addition, the Company has experienced delays in the pricing and implementation of new molecular pathology codes among various payers, including Medicaid, Medicare and commercial carriers.  While some delays were expected, several non-commercial payers have still not priced key molecular codes and a number of these payers, mostly government entities, have indicated that they will no longer pay for tests that they have previously covered.  Further, several payers are requiring additional information to process claims or have implemented prior authorization policies. Many commercial payers are only now becoming aware of the impact of their claim edits which impede access to services which previously have been covered and reimbursed. These delays had an impact on 2013 revenue, revenue per requisition, margins and cash flows and until resolved could have continuing impact.

The Company manages its operations through two reportable segments: the Clinical diagnostics laboratory segment, which includes routine testing as well as genomic and esoteric testing, and the Other segment which consists of the portion of the Company's non-United States clinical diagnostic laboratory operations which are reviewed separately by corporate management for the purposes of allocation of resources. As mentioned above, the Clinical diagnostics laboratory segment results of operations have been negatively impacted by the reductions in payments for laboratory services, primarily from Federal and State government entities. Operating results for the Other segment have declined slightly from the prior year primarily due to the expansion of that segment through acquisitions not fully integrated, as well as the impact of the stronger United States dollar in 2013 as compared with 2012.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Net Sales

	Three Months Ended June 30,
	2013	2012	Change
Net sales
Clinical diagnostics laboratory:
Routine Testing	$873.1	$814.4	7.2%
Genomic and Esoteric Testing	508.5	525.2	(3.2)%
Other	86.6	83.8	3.3%
Total	$1,468.2	$1,423.4	3.1%

INDEX

	Three Months Ended June 30,
	2013	2012	Change
Volume (Number of Requisitions)
Clinical diagnostics laboratory:
Routine Testing	22.4	21.2	5.9%
Genomic and Esoteric Testing	7.9	7.6	3.5%
Other	2.6	2.6	2.4%
Total	32.9	31.4	5.0%

	Three Months Ended June 30,
	2013	2012	Change
Revenue Per Requisition
Clinical diagnostics laboratory:
Routine Testing	$38.88	$38.42	1.2%
Genomic and Esoteric Testing	64.66	69.10	(6.4)%
Other	32.99	32.70	0.9%
Total	$44.57	$45.39	(1.8)%

The increase in net sales for the three months ended June 30, 2013 as compared with the corresponding 2012 period was driven primarily by the MedTox acquisition along with growth in the Company's drugs of abuse testing and sales in the Other segment. The decline in revenue per requisition in genomic and esoteric testing is a result of a lower mix of genetic and histology testing during the quarter. Histology revenue per requisition was also impacted by payment reductions on the Medicare physician fee schedule, as well as the expiration of the Company's ability to directly bill Medicare for the technical component of pathology services furnished to hospitals for in-patient Medicare beneficiaries. Revenue per requisition also decreased due to delays in payments and denials of coverage for existing tests by some payers after implementation of recently-adopted molecular pathology codes and the implementation of sequestration on April 1, 2013. Net sales of the Other segment were $86.6 for the three months ended June 30, 2013 compared to $83.8 in the corresponding 2012 period, an increase of $2.8, or 3.3%. Net sales in this segment were negatively impacted by a stronger U.S. dollar in 2013 as compared with 2012. In local currency, net sales of the Other segment increased by 4.7%.

Cost of Sales	Three Months Ended June 30,
	2013	2012	Change
Cost of sales	$890.9	$843.9	5.6%
Cost of sales as a % of sales	60.7%	59.3%

Cost of sales (primarily laboratory and distribution costs) increased 5.6% in the 2013 period as compared with the 2012 period primarily due to lower margins resulting from the Medicare fee cuts, the impact of delays and denials of coverage of molecular pathology codes and sequestration in 2013, as mentioned above. As a percentage of net sales, cost of sales increased to 60.7% in 2013 from 59.3% in 2012. Cost of sales of the Other segment contributed $1.5 or 0.2% of the increase in cost of sales for the three months ended June 30, 2013. These increases were due to continued growth in the business.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2013	2012	Change
Selling, general and administrative expenses	$280.9	$279.5	0.5%
Selling, general and administrative expenses as a % of sales	19.1%	19.6%

Selling, general and administrative expenses as a percentage of net sales decreased to 19.1% in the second quarter of 2013 as compared to 19.6% in 2012. Expense management and efficiencies from acquired operations that are being integrated into the Company's cost structure contributed to the decrease in selling, general and administrative expenses as a percentage of net sales.

INDEX

Additionally, bad debt expense decreased to 4.3% of net sales in the second quarter of 2013 as compared with 4.4% in 2012 primarily due to increased collections resulting from process improvement programs within the Company's billing department and field operations. Selling, general and administrative expenses of the Other segment increased $3.4 or 1.2% over the prior year total for the three months ended June 30, 2013. These increases were due to continued growth in the business.

Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2013	2012	Change
Amortization of intangibles and other assets	$20.5	$20.6	(0.5)%

During the three months ended June 30, 2013, amortization expense remained consistent as compared to the three months ended June 30, 2012.

Restructuring and Other Special Charges

	Three Months Ended June 30,
	2013	2012	Change
Restructuring and other special charges	$6.6	$3.4	94.1%

During the second quarter of 2013, the Company recorded net restructuring charges of $6.6, primarily within the Clinical diagnostics laboratory segment. These charges were comprised of $2.5 in severance and other personnel costs along with $4.5 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.4 in unused facility related costs.

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

Interest Expense	Three Months Ended June 30,
	2013	2012	Change
Interest expense	$23.1	$21.3	8.5%

The increase in interest expense for 2013 as compared with 2012 is primarily due to the issuance of $1,000.0 of senior notes in August 2012. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Revolving Credit Facility. The senior notes have an effective weighted-average interest rate of 3.0%, compared to the effective rate of 1.22% on the Company's Revolving Credit Facility outstanding during the second quarter of 2012.

Equity Method Income

	Three Months Ended June 30,
	2013	2012	Change
Equity method income	$4.4	$8.0	(45.0)%

INDEX

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. In conjunction with the liquidation of one of its joint ventures, the Company recorded a $2.9 increase in equity method income during the second quarter of 2012.

Income Tax Expense	Three Months Ended June 30,
	2013	2012	Change
Income tax expense	$97.7	$102.4	(4.6)%
Income tax expense as a % of income before tax	39.1%	40.0%

The decrease in the effective tax rate for 2013 compared with 2012 is the result of a lower effective state income tax rate.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Net Sales

	Six Months Ended June 30,
	2013	2012	Change
Net sales
Clinical diagnostics laboratory:
Routine Testing	$1,699.9	$1,610.6	5.5%
Genomic and Esoteric Testing	1,035.7	1,069.5	(3.2)%
Other	173.5	166.6	4.2%
Total	$2,909.1	$2,846.7	2.2%

	Number of Requisitions Six Months Ended June 30,
	2013	2012	Change
Volume
Clinical diagnostics laboratory:
Routine Testing	44.5	42.8	3.8%
Genomic and Esoteric Testing	15.4	15.2	1.8%
Other	5.0	5.0	0.3%
Total	64.9	63.0	3.0%

	Six Months Ended June 30,
	2013	2012	Change
Revenue Per Requisition
Clinical diagnostics laboratory:
Routine Testing	$38.22	$37.58	1.7%
Genomic and Esoteric Testing	67.07	70.54	(4.9)%
Other	34.70	33.40	3.9%
Total	$44.81	$45.18	(0.8)%

The increase in net sales for the six months ended June 30, 2013 as compared with the corresponding 2012 period was driven primarily by the MedTox acquisition along with growth in the Company's drugs of abuse testing and sales in the Other segment. The decline in revenue per requisition in genomic and esoteric testing is a result of a lower mix of genetic and histology testing during the quarter. Histology revenue per requisition was also impacted by payment reductions on the Medicare physician fee schedule, as well as the expiration of the Company's ability to directly bill Medicare for the technical component of pathology services furnished to hospitals for in-patient Medicare beneficiaries. Revenue per requisition decreased due to delays in payments

INDEX

and denials of coverage for existing tests by some payers after implementation of recently-adopted molecular pathology codes and the implementation of sequestration on April 1, 2013. Net sales of the Other segment were $173.5 for the six months ended June 30, 2013 compared to $166.6 in the corresponding 2012 period, an increase of $6.9, or 4.1%. Net sales in this segment were negatively impacted by a stronger U.S. dollar in 2013 as compared with 2012. In local currency, net sales of the Other segment increased by 5.2%.

Cost of Sales	Six Months Ended June 30,
	2013	2012	Change
Cost of sales	$1,759.6	$1,691.1	4.1%
Cost of sales as a % of sales	60.5%	59.4%

Cost of sales (primarily laboratory and distribution costs) increased 4.1% in the 2013 period as compared with the 2012 period primarily due to lower margins resulting from the Medicare fee reductions, the impact of delays and denials of coverage of molecular pathology codes and sequestration in 2013, as mentioned above. As a percentage of net sales, cost of sales increased to 60.5% in 2013 from 59.4% in 2012. Cost of sales of the Other segment contributed $3.1 or 0.2% of the increase in cost of sales for the six months ended June 30, 2013. These increases were due to continued growth in the business.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2013	2012	Change
Selling, general and administrative expenses	$564.1	$550.7	2.4%
Selling, general and administrative expenses as a % of sales	19.4%	19.3%

Selling, general and administrative expenses as a percentage of net sales increased to 19.4% in the six month period of 2013 compared to 19.3% in 2012. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to increases in personnel costs relating to recent acquisitions that have not yet been fully integrated. Additionally, bad debt expense decreased to 4.3% of net sales in 2013 as compared with 4.4% in 2012 primarily due to increased collections resulting from process improvement programs within the Company's billing department and field operations. Selling, general and administrative expenses of the Other segment increased $5.3 or 0.9% over the prior year total for the six months ended June 30, 2013. These increases were due to continued growth in the business.

Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2013	2012	Change
Amortization of intangibles and other assets	$40.0	$42.0	(4.8)%

The decrease in amortization of intangibles and other assets primarily reflects certain intangible assets that became fully amortized during 2013, partially offset by an increase from certain acquisitions that closed during the first six months of 2013 and during the year 2012.

Restructuring and Other Special Charges

	Six Months Ended June 30,
	2013	2012	Change
Restructuring and other special charges	$14.1	$(0.2)	N/A

During the first six months of 2013, the Company recorded net restructuring charges of $12.0 within the Clinical diagnostics laboratory segment and $2.1 within the Other segment. The charges were comprised of $10.1 in severance and other personnel costs along with $6.3 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.6 in unused severance and $1.7 in unused facility-related costs.

INDEX

During the first six months of 2012, the Company recorded net credit of $0.2 in restructuring and other special charges within the Clinical diagnostics laboratory segment. The Company reversed previously established reserves of $4.8 in unused severance and $2.9 in unused facility related costs. This net credit also includes charges of $6.2 related to severance and other personnel costs, and $1.3 primarily related to facility-related costs primarily related to ongoing integration activities for Clearstone Central Laboratories, Orchid and the Integrated Genetics Division and costs associated with the previously announced termination of an executive vice president.

Interest Expense	Six Months Ended June 30,
	2013	2012	Change
Interest expense	$47.6	$42.8	11.2%

The increase in interest expense for 2013 as compared with 2012 is primarily due to the issuance of $1,000.0 of senior notes in August 2012. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Revolving Credit Facility. The senior notes have an effective weighted-average interest rate of 3.0%, compared to the effective rate of 1.22% on the Company's Revolving Credit Facility outstanding during the second quarter of 2012.

Equity Method Income

	Six Months Ended June 30,
	2013	2012	Change
Equity method income	$8.7	$12.3	(29.3)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. In conjunction with the liquidation of one its joint ventures, the Company recorded a $2.9 million increase in equity method income during the second quarter of 2012.

Income Tax Expense	Six Months Ended June 30,
	2013	2012	Change
Income tax expense	$191.4	$210.0	(8.9)%
Income tax expense as a % of income before tax	39.0%	39.9%

The decrease in the effective tax rate for 2013 compared with 2012 is the result of a lower effective state income tax rate.

 LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. This cash-generating capability is one of the Company's fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. The Company's senior unsecured Revolving Credit Facility is further discussed in "Note 6 to Unaudited Condensed Consolidated Financial Statements."
On July 31, 2012, the Company completed its acquisition of MedTox for $236.4 in cash, excluding transaction fees. The acquisition was financed through borrowings from the Company’s Revolving Credit Facility and cash on hand.
On August 23, 2012, the Company issued $1,000.0 in new senior notes pursuant to the Company's effective shelf registration statement on Form S-3. The new senior notes consisted of $500.0 aggregate principal amount of 2.20% Senior Notes due 2017 and $500.0 aggregate principal amount of 3.75% Senior Notes due 2022. The net proceeds were used to repay $625.0 of the outstanding borrowings under the Company's Revolving Credit Facility. The remaining proceeds were available for other general corporate purposes.
In February, 2013, the Company repaid its 5 1/2% $350.0 Senior Notes due 2013 with cash on hand and $30.0 of borrowings on its Revolving Credit Facility.

INDEX

The Company believes that its cash from operations, in combination with cash on hand and borrowing capacity, will be sufficient to satisfy its obligations in 2013 and beyond. The Company has discussed its intention to increase its ratio of total debt to consolidated EBITDA over time from 2.0 to 1.0 as of December 2012 to 2.5 to 1.0. As of June 30, 2013, the ratio of total debt to consolidated EBITDA was 1.95 to 1.0. The Company believes that it can achieve this through the use of its Revolving Credit Facility and its ready access to debt capital markets. In the event that the Company needs additional liquidity, it believes it can readily access the debt capital markets.

Operating Activities

During the six months ended June 30, 2013 and 2012, the Company's operations provided $335.8 and $383.4 of cash, respectively, reflecting the Company's solid business results. The decrease in cash provided from operations in 2013 as compared with the corresponding 2012 period is primarily attributable to the delays and denials of coverage for existing tests by some payers after implementation of recently-adopted molecular pathology codes. The Company continues to focus on efforts to increase cash collections from all payers and to generate on-going improvements to the claim submission processes.

Investing Activities

Capital expenditures were $90.5 and $68.3 for the six months ended June 30, 2013 and 2012, respectively. The Company expects capital expenditures of approximately $220.0 in 2013. The Company's projected capital expenditures are higher than historical levels due to near-term investments in facility consolidation and replacement of a major testing platform. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility as needed.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at June 30, 2013 and December 31, 2012 were $225.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period for four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at June 30, 2013. As of June 30, 2013, the ratio of total debt to consolidated EBITDA was 1.95 to 1.0.

In February, 2013, the Company repaid its 5 1/2% $350.0 Senior Notes due 2013 with cash on hand and $30.0 of borrowings on its Revolving Credit Facility. During the six months ended June 30, 2013, the Company settled notices to convert $25.3 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $31.6. The total cash used for these settlements was $21.3.
As of June 30, 2013, the effective interest rate on the Revolving Credit Facility was 1.24%.

As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase $74.0 of Company common stock based on settled trades as of that date. On February 8, 2013, the Company announced the Board of Directors authorized the purchase of $1,000.0 of additional shares of the Company's common stock. During the six months ended June 30, 2013, the Company repurchased $479.2 of stock representing 5.0 shares. As of June 30, 2013, the Company had outstanding authorization from the Board of Directors to purchase $594.8 of Company common stock based on settled trades as of that date.

As of June 30, 2013, the Company provided letters of credit aggregating $38.0, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

INDEX

The Company had a $37.8 and $36.4 reserve for unrecognized income tax benefits, including interest and penalties as of June 30, 2013 and December 31, 2012, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.

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

On July 1, 2013, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2013, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Monday, September 30, 2013. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the Revolving Credit Facility.

Credit Ratings

The Company's debt ratings of Baa2 from Moody's and BBB from Standard & Poor's contribute to its ability to access capital markets.

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

INDEX

ITEM 4. Controls and Procedures

As of the end of the period covered by the Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013, which is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended June 30, 2013, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 – April 30	0.1	$91.02	0.1	$947.4
May 1 – May 31	2.0	99.28	2.0	745.9
June 1 – June 30	1.6	98.26	1.6	594.8
	3.7	$98.55	3.7

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase up to $74.0 of Company common stock based on settled trades as of that date. On February 8, 2013, the Company announced the Board of Directors authorized the purchase of up to $1,000.0 of additional shares of the Company's common stock. As of June 30, 2013, the Company had outstanding authorization from the Board of Directors to purchase $594.8 of Company common stock based on settled trades as of that date. The repurchase authorization has no expiration date.

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

July 30 , 2013