Form 10-Q
period 2013-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2013-10-28
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2013
OR
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

The number of shares outstanding of the issuer's common stock is 87.4 million shares, net of treasury stock as of October 23, 2013.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$174.1	$466.8
Accounts receivable, net of allowance for doubtful accounts of $201.5 and $191.5 at September 30, 2013 and December 31, 2012, respectively	813.2	718.5
Supplies inventories	126.5	121.0
Prepaid expenses and other	79.9	74.6
Deferred income taxes	19.2	10.9
Total current assets	1,212.9	1,391.8
Property, plant and equipment, net	672.6	630.8
Goodwill, net	2,990.9	2,901.7
Intangible assets, net	1,601.4	1,667.7
Joint venture partnerships and equity method investments	86.8	78.1
Other assets, net	122.1	124.9
Total assets	$6,686.7	$6,795.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262.0	$236.9
Accrued expenses and other	308.2	311.6
Short-term borrowings and current portion of long-term debt	110.4	480.0
Total current liabilities	680.6	1,028.5

Long-term debt, less current portion	2,553.5	2,175.0
Deferred income taxes and other tax liabilities	563.3	546.0
Other liabilities	303.7	307.4
Total liabilities	4,101.1	4,056.9
Commitments and contingent liabilities
Noncontrolling interest	20.0	20.7
Shareholders’ equity:
Common stock, 87.8 and 93.5 shares outstanding at September 30, 2013 and December 31, 2012, respectively	10.7	11.3
Additional paid-in capital	—	—
Retained earnings	3,461.7	3,588.5
Less common stock held in treasury	(958.9)	(951.8)
Accumulated other comprehensive income	52.1	69.4
Total shareholders’ equity	2,565.6	2,717.4
Total liabilities and shareholders’ equity	$6,686.7	$6,795.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,462.2	$1,419.4	$4,371.3	$4,266.1
Cost of sales	914.6	863.3	2,674.2	2,554.4
Gross profit	547.6	556.1	1,697.1	1,711.7
Selling, general and administrative expenses	279.0	285.1	843.1	835.8
Amortization of intangibles and other assets	20.3	21.1	60.3	63.1
Restructuring and other special charges	3.7	4.8	17.8	4.6
Operating income	244.6	245.1	775.9	808.2
Other income (expenses):
Interest expense	(24.7)	(24.1)	(72.3)	(66.9)
Equity method income, net	3.6	5.1	12.3	17.4
Investment income	1.8	0.3	2.2	0.7
Other, net	4.7	0.5	3.3	(6.7)
Earnings before income taxes	230.0	226.9	721.4	752.7
Provision for income taxes	81.3	78.5	272.7	288.5
Net earnings	148.7	148.4	448.7	464.2
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.4)	(1.2)	(1.3)
Net earnings attributable to Laboratory Corporation of America Holdings	$148.3	$148.0	$447.5	$462.9

Basic earnings per common share	$1.66	$1.56	$4.90	$4.81
Diluted earnings per common share	$1.63	$1.53	$4.81	$4.72

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$148.7	$148.4	$448.7	$464.2

Foreign currency translation adjustments	22.4	32.7	(36.7)	39.1
Net benefit plan adjustments	2.5	—	9.0	—
Other comprehensive earnings (loss) before tax	24.9	32.7	(27.7)	39.1
Provision for income tax related to items of comprehensive earnings	(9.5)	(12.5)	10.4	(15.0)
Other comprehensive earnings (loss), net of tax	15.4	20.2	(17.3)	24.1
Comprehensive earnings	164.1	168.6	431.4	488.3
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.4)	(1.2)	(1.3)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$163.7	$168.2	$430.2	$487.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2011	$11.7	$—	$3,387.2	$(940.9)	$45.5	$2,503.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	462.9	—	—	462.9
Other comprehensive earnings, net of tax	—	—	—	—	24.1	24.1
Issuance of common stock under employee stock plans	0.1	75.0	—	—	—	75.1
Surrender of restricted stock and performance share awards	—	—	—	(10.9)	—	(10.9)
Stock compensation	—	34.8	—	—	—	34.8
Income tax benefit from stock options exercised	—	7.7	—	—	—	7.7
Purchase of common stock	(0.4)	(117.5)	(262.6)	—	—	(380.5)
BALANCE AT SEPTEMBER 30, 2012	$11.4	$—	$3,587.5	$(951.8)	$69.6	$2,716.7

BALANCE AT DECEMBER 31, 2012	$11.3	$—	$3,588.5	$(951.8)	$69.4	$2,717.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	447.5	—	—	447.5
Other comprehensive earnings, net of tax	—	—	—	—	(17.3)	(17.3)
Issuance of common stock under employee stock plans	0.2	148.4	—	—	—	148.6
Surrender of restricted stock and performance share awards	—	—	—	(7.1)	—	(7.1)
Conversion of zero-coupon convertible debt	—	4.7	—	—	—	4.7
Stock compensation	—	28.9	—	—	—	28.9
Income tax benefit from stock options exercised	—	8.4	—	—	—	8.4
Purchase of common stock	(0.8)	(190.4)	(574.3)	—	—	(765.5)
BALANCE AT SEPTEMBER 30, 2013	$10.7	$—	$3,461.7	$(958.9)	$52.1	$2,565.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$448.7	$464.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	170.3	170.4
Stock compensation	28.9	34.8
(Gain)/loss on sale of assets	(4.3)	5.3
Accrued interest on zero-coupon subordinated notes	1.8	2.0
Earnings in excess of distributions from equity method investments	(1.7)	(2.7)
Deferred income taxes	28.3	44.9
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(95.5)	(49.2)
Increase in inventories	(5.6)	(4.3)
(Increase) decrease in prepaid expenses and other	(5.3)	3.5
Increase (decrease) in accounts payable	25.2	(19.4)
Decrease in accrued expenses and other	(20.8)	(62.3)
Net cash provided by operating activities	570.0	587.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(142.6)	(112.4)
Proceeds from sale of assets	0.6	2.9
Proceeds from sale of investment	7.5	—
Acquisition of licensing technology	—	(2.1)
Investments in equity affiliates	(3.3)	(14.9)
Acquisition of businesses, net of cash acquired	(109.0)	(285.8)
Net cash used for investing activities	(246.8)	(412.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	1,000.0
Proceeds from revolving credit facilities	412.0	305.0
Payments on revolving credit facilities	(40.0)	(865.0)
Payments on zero-coupon subordinated notes	(21.3)	(2.5)
Payments on long-term debt	(350.0)	—
Payment of debt issuance costs	—	(8.9)
Noncontrolling interest distributions	(0.6)	(0.9)
Deferred payments on acquisitions	(5.6)	—
Excess tax benefits from stock based compensation	8.7	7.6
Net proceeds from issuance of stock to employees	148.6	75.1
Purchase of common stock	(765.5)	(380.5)
Net cash (used for) provided by financing activities	(613.7)	129.9
Effect of exchange rate changes on cash and cash equivalents	(2.2)	1.9
Net increase (decrease) in cash and cash equivalents	(292.7)	306.7
Cash and cash equivalents at beginning of period	466.8	159.3
Cash and cash equivalents at end of period	$174.1	$466.0

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

New Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to existing guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in its annual financial statements in a single note or on the face of the financial statements. The amendment is effective prospectively for reporting periods beginning after December 15, 2012. See Note 7 (Preferred Stock and Common Shareholders' Equity) for presentation of reclassification adjustments from accumulated other comprehensive income.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$148.3	89.2	$1.66	$148.0	95.1	$1.56	$447.5	91.4	$4.90	$462.9	96.3	$4.81
Dilutive effect of employee stock options and awards	—	1.1		—	1.0		—	1.0		—	1.1
Effect of convertible debt	—	0.6		—	0.7		—	0.6		—	0.7
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$148.3	90.9	$1.63	$148.0	96.8	$1.53	$447.5	93.0	$4.81	$462.9	98.1	$4.72

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	—	3.1	0.4	2.3

3.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first nine months of 2013, the Company recorded net restructuring charges of $17.8. The charges were comprised of $11.8 in severance and other personnel costs along with $8.8 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.7 in unused severance and $2.1 in unused facility-related costs.

During the first nine months of 2012, the Company recorded net restructuring charges of $4.6. The charges were comprised of $11.4 related to severance and other personnel costs, and $2.5 primarily related to facility-related costs primarily related to ongoing integration activities of Orchid Cellmark Inc. ("Orchid") and the Integrated Genetics Division (formerly Genzyme Genetics*) and costs associated with the previously announced termination of an executive vice president. These charges were offset by the reversal of previously established reserves of $5.7 in unused severance and $3.6 in unused facility related costs.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4.	RESTRUCTURING RESERVES

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2012	$1.4	$26.2	$27.6
Restructuring charges	11.8	8.8	20.6
Reduction of prior restructuring accruals	(0.7)	(2.1)	(2.8)
Cash payments and other adjustments	(12.5)	(6.0)	(18.5)
Balance as of September 30, 2013	$—	$26.9	$26.9
Current			$8.8
Non-current			18.1
			$26.9

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2013 and for the year ended December 31, 2012 are as follows:

	Clinical Diagnostics Laboratory Segment		Other Segment		Total
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Balance as of January 1	$2,857.1	$2,643.5	$44.6	$38.3	$2,901.7	$2,681.8
Goodwill acquired during the period	78.8	219.1	11.4	5.4	90.2	224.5
Adjustments to goodwill	(1.2)	(5.5)	0.2	0.9	(1.0)	(4.6)
Balance at end of period	$2,934.7	$2,857.1	$56.2	$44.6	$2,990.9	$2,901.7

The components of identifiable intangible assets are as follows:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,316.4	$(529.7)	$786.7	$1,296.1	$(483.3)	$812.8
Patents, licenses and technology	117.2	(83.8)	33.4	117.2	(76.2)	41.0
Non-compete agreements	39.0	(23.9)	15.1	32.3	(19.6)	12.7
Trade names	131.3	(80.6)	50.7	131.3	(73.4)	57.9
Canadian licenses	715.5	—	715.5	743.3	—	743.3
	$2,319.4	$(718.0)	$1,601.4	$2,320.2	$(652.5)	$1,667.7

Amortization of intangible assets for the three and nine months ended September 30, 2013 was $20.3 and $60.3, respectively; and $21.1 and $63.1 for the three and nine months ended September 30, 2012, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $25.2 for the remainder of fiscal 2013, $82.7 in fiscal 2014, $79.1 in fiscal 2015, $73.8 in fiscal 2016, $66.7 in fiscal 2017 and $544.0 thereafter.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

6.	DEBT

Short-term borrowings and the current portion of long-term debt at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Zero-coupon convertible subordinated notes	$110.4	$130.0
Senior notes due 2013	—	350.0
Total short-term borrowings and current portion of long-term debt	$110.4	$480.0

Long-term debt at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
5 5/8% senior notes due 2015	$250.0	$250.0
3 1/8% senior notes due 2016	325.0	325.0
2 1/5% senior notes due 2017	500.0	500.0
4 5/8% senior notes due 2020	606.5	600.0
3 3/4% senior notes due 2022	500.0	500.0
Revolving credit facility	372.0	—
Total long-term debt	$2,553.5	$2,175.0

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

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $6.5 at September 30, 2013.

Zero-coupon Subordinated Notes

During the nine months ended September 30, 2013, the Company settled notices to convert $25.3 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $31.6. The total cash used for these settlements was $21.3 and the Company also issued 0.1 additional shares of common stock.

On September 12, 2013, the Company announced that for the period of September 12, 2013 to March 11, 2014, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 9, 2013, in addition to the continued accrual of the original issue discount.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

On October 1, 2013, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2013, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Tuesday, December 31, 2013. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility (as defined below).

Credit Facilities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at September 30, 2013 and December 31, 2012 were $372.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement as of September 30, 2013. As of September 30, 2013, the ratio of total debt to consolidated EBITDA was 2.09 to 1.0.

     As of September 30, 2013, the effective interest rate on the Revolving Credit Facility was 1.23%.

7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2013.

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2012	115.8	(22.3)	93.5
Common stock issued under employee stock plans	2.1	—	2.1
Common stock issued upon conversion of zero-coupon subordinated notes	0.1	—	0.1
Surrender of restricted stock and performance share awards	—	—	—
Retirement of common stock	(7.9)	—	(7.9)
Common shares at September 30, 2013	110.1	(22.3)	87.8

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Share Repurchase Program

As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase approximately $74.0 of Company common stock based on settled trades as of that date. On February 8, 2013, the Company announced that the Board of Directors had authorized the purchase of $1,000.0 of additional shares of the Company’s common stock. During the nine months ended September 30, 2013, the Company purchased 7.9 shares of its common stock at a total cost of $765.5. As of September 30, 2013, the Company had outstanding authorization from the Board of Directors to purchase $308.5 of Company common stock based on settled trades as of that date. On October 18, 2013, the Company announced that the Board of Directors authorized the purchase of an additional 1,000.0 of additional shares of the Company's common stock.

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings
Balance at December 31, 2012	$162.9	$(93.5)	$69.4
Other comprehensive income before reclassifications	(36.7)	—	(36.7)
Amounts reclassified from accumulated other comprehensive income (a)	—	9.0	9.0
Tax effect of adjustments	13.9	(3.5)	10.4
Balance at September 30, 2013	$140.1	$(88.0)	$52.1

(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. See Note 10 (Pension and Postretirement Plans) below for additional information regarding the Company's net periodic benefit cost.

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

The gross unrecognized income tax benefits were $32.8 and $36.4 at September 30, 2013 and December 31, 2012, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of September 30, 2013 and December 31, 2012, $33.2 and $37.1, respectively, are the approximate amounts of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.5 and $9.8 as of September 30, 2013 and December 31, 2012, respectively.

The valuation allowance provided as a reserve against certain deferred tax assets is $16.5 and $18.4 as of September 30, 2013 and December 31, 2012, respectively. In the third quarter of 2013, a capital loss carryover of $2.1 was released to offset a gain on the sale of an investment.

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

The Company is also named from time to time in suits brought under the qui tam provisions of the False Claims Act and comparable state laws. These suits typically allege that the Company has made false statements and/or certifications in connection with claims for payment from federal or state health care programs. The suits may remain under seal (hence, unknown to the Company) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Such claims are an inevitable part of doing business in the health care field today.

The Company believes that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and the courts have not interpreted many of these statutes and regulations. There can be no assurance, therefore, that the applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations.

Many of the current claims and legal actions against the Company are at preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company records an aggregate legal reserve, which is determined using actuarial calculations around historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with FASB Accounting Standards Codification Topic 450, “Contingencies”, the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and estimable and would exceed the aggregate legal reserve. When loss contingencies are not both probable and estimable, the Company does not establish separate reserves.

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

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. ("Hunter Labs Settlement Agreement"), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payers. With stakeholder input, DHCS established data elements and a format for laboratories to report payment data from comparable third-party payers. After reviewing the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

submitted data, DHCS will propose new reimbursement rates and solicit stakeholder input before their implementation. The bill provides that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10% payment reduction imposed by statute in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80% of the lowest maximum allowance established under the federal Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this new California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.

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

In addition, the Company has received four other subpoenas since 2007 related to Medicaid billing. In February 2009, the Company received a subpoena from the Commonwealth of Virginia Office of the Attorney General requesting documents related to its billing to Virginia Medicaid. In April of 2013, the Commonwealth of Virginia Office of the Attorney General closed its investigation. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. In June 2010, the Company received a subpoena from the State of Florida Office of the Attorney General requesting documents related to its billing to Florida Medicaid. In October 2013, the Company received a civil investigative demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company is cooperating with these requests.

On May 2, 2013, the Company was served with a False Claims Act lawsuit, State of Georgia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the State Court of Fulton County, Georgia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Georgia's Medicaid program. The case has been removed to the United States District Court for the Northern District of Georgia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The government filed a notice declining to intervene in the case. The Company will vigorously defend the lawsuit.

On August 19, 2013, the Company was served with a False Claims Act lawsuit, Commonwealth of Virginia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the Circuit Court of Fairfax County, Virginia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Virginia’s Medicaid program. The case has been removed to the United States District Court for the Eastern District of Virginia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The government filed a notice declining to intervene in the case. The Company's Motion to Dismiss was granted and the plaintiffs have been granted the right to replead their complaint. The Company will vigorously defend the lawsuit.

In October 2011, a putative stockholder of the Company made a letter demand through his counsel for inspection of documents related to policies and procedures concerning the Company's Board of Directors' oversight and monitoring of the Company's billing and claim submission process. The letter also sought documents prepared for or by the Board regarding allegations from the California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al., lawsuit and documents reviewed and relied upon by the Board in connection with the settlement of that lawsuit. The Company responded to the request pursuant to Delaware law.

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

On August 24, 2012, the Company was served with a putative class action lawsuit, Sandusky Wellness Center, LLC, et al. v. MEDTOX Scientific, Inc., et al., filed in the United States District Court for the District of Minnesota. The complaint alleges that on or about February 21, 2012, the defendants violated the federal Telephone Consumer Protection Act ("TCPA") by sending unsolicited facsimiles to Plaintiff and more than 39 other recipients without the recipients' prior express permission or invitation. The lawsuit seeks the greater of actual damages or the sum of $0.0005 for each violation, subject to trebling under TCPA, and injunctive relief. The Company will vigorously defend the lawsuit.

The Company was a defendant in two separate putative class action lawsuits, Christine Bohlander v. Laboratory Corporation of America, et al., and Jemuel Andres, et al. v. Laboratory Corporation of America Holdings, et. al., related to overtime pay. After the filing of the two lawsuits on July 8, 2013, the Bohlander lawsuit was consolidated into the Andres lawsuit, and the consolidated lawsuit is now pending in the Superior Court of California for the County of Los Angeles. In the consolidated lawsuit, the Plaintiffs allege on behalf of similarly situated phlebotomists and couriers that the Company failed to pay overtime, failed to provide meal and rest breaks, and committed other violations of the California Labor Code. The complaint seeks monetary damages, civil penalties, costs, injunctive relief, and attorney's fees. The Company intends to vigorously defend the lawsuit.

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of September 30, 2013, the Company had provided letters of credit aggregating approximately $38.0, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

10.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $12.2 and $12.0 for the three months ended September 30, 2013 and 2012, respectively, and $37.3 and $36.3 for the nine months ended September 30, 2013 and 2012, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost for benefits earned	$0.7	$0.6	$1.9	$1.8
Interest cost on benefit obligation	3.7	3.8	11.1	11.2
Expected return on plan assets	(4.3)	(4.4)	(12.9)	(13.0)
Net amortization and deferral	2.3	3.1	8.3	9.1
Defined benefit plan costs	$2.4	$3.1	$8.4	$9.1

During the nine months ended September 30, 2013, the Company contributed $6.5 to its defined benefit retirement plan.

The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost for benefits earned	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	0.6	0.6	1.9	1.8
Net amortization and deferral	0.2	0.1	0.7	0.1
Postretirement medical plan costs	$0.9	$0.8	$2.9	$2.2

11.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements as of
	Fair Value as of	September 30, 2013
		Using Fair Value Hierarchy
	September 30, 2013	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.0	$—	$20.0	$—
Interest rate swap	6.5		6.5

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

		Fair Value Measurements as of
	Fair Value as of	December 31, 2012
		Using Fair Value Hierarchy
	December 31, 2012	Level 1	Level 2	Level 3
Noncontrolling interest put	$20.7	$—	$20.7	$—

The Company has a noncontrolling interest put related to its Ontario subsidiary. The contractual value of the remaining put, in excess of the current noncontrolling interest of $5.2, totaled $14.8 at September 30, 2013, and has been classified as mezzanine equity in the Company’s condensed consolidated balance sheet. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $175.1 and $179.1 as of September 30, 2013 and December 31, 2012, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $2,219.7 and $2,720.5 as of September 30, 2013 and December 31, 2012, respectively. The Company's note and debt instruments are considered level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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

Interest Rate Swap

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $6.5 at September 30, 2013. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations. There were no derivative instruments designated as accounting hedges in 2012.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Company believes these embedded derivatives had no fair value at September 30, 2013 and December 31, 2012. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2013	2012
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$69.5	$51.0
Income taxes, net of refunds	228.1	232.6
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	$10.3	$—

14.	BUSINESS ACQUISITIONS

During the nine months ended September 30, 2013, the Company acquired various laboratories and related assets for approximately $109.0 in cash (net of cash acquired). The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $27.0 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $90.2. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.

15.	BUSINESS SEGMENT INFORMATION

The following table is a summary of segment information for the three and nine months ended September 30, 2013 and 2012. Segment asset information is not presented because it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and Note 1 (Basis of Financial Statement Presentation) above to the interim consolidated financial statements.

The Clinical diagnostics laboratory segment includes financial information related to the broad range of testing services that are reported primarily through the Company's U.S. business operations. The Other segment includes the portion of the Company's non-U.S. clinical diagnostic laboratory operations which are reviewed separately by corporate management for the purposes of allocation of resources.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenues:
Clinical diagnostics laboratory	$1,377.8	$1,337.7	$4,113.4	$4,017.9
Other	84.4	81.7	257.9	248.2
Total net revenues	$1,462.2	$1,419.4	$4,371.3	$4,266.1

Operating earnings (loss):
Clinical diagnostics laboratory	$359.5	$349.5	$1,113.8	$1,117.1
Other	24.0	23.7	71.7	75.5
General corporate expenses	(138.9)	(128.1)	(409.6)	(384.4)
Total operating income	244.6	245.1	775.9	808.2
Non-operating expenses, net	14.6	18.2	54.5	55.5
Earnings before income taxes	$230.0	$226.9	$721.4	$752.7
Provision for income taxes	81.3	78.5	272.7	288.5
Net earnings	148.7	148.4	448.7	464.2
Less income attributable to noncontrolling interests	(0.4)	(0.4)	(1.2)	(1.3)
Net income attributable to Laboratory Corporation of America Holdings	$148.3	$148.0	$447.5	$462.9

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

1.
changes in federal, state, local and third party payer regulations or policies or other future reforms in the health care system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (Health Insurance Exchanges), new public insurance programs or a single-payer system, affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

2.
significant monetary damages, fines, penalties, assessments, refunds, repayments, and/or exclusion from the Medicare and Medicaid programs resulting from investigations, audits, regulatory examinations, information requests, and other inquiries by the government;

3.
loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988, or those of Medicare, Medicaid, the False Claims Act or other federal, state or local agencies;

4.	penalties or loss of license arising from the failure to comply with the federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act;

5.
increased costs, denial of claims and/or significant penalties arising from the failure to comply with HIPAA, including changes to federal and state privacy and security obligations and any changes included within HITECH and any subsequent amendments;

6.
subsequent costs due to damage to the Company's reputation and significant litigation exposure arising from the failure to maintain the security of business information or systems or protect against cyber security attacks;

7.
negative impact on the Company's reimbursement, cash collections, days sales outstanding and profitability arising from the failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set by the compliance date of October 1, 2014;

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

13.	failure to effectively integrate and/or manage newly acquired businesses and the cost related to such integrations;

14.	adverse results in litigation matters;

15.	inability to attract and retain experienced and qualified personnel;

16.	business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, or general labor unrest;

17.	failure to maintain the Company's days sales outstanding and/or bad debt expense levels;

INDEX

18.	decrease in the Company's credit ratings by Standard & Poor's and/or Moody's;

19.	discontinuation or recalls of existing testing products;

20.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

21.	substantial costs arising from the inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests;

22.	failure to identify and successfully close and integrate strategic acquisition targets;

23.
changes in government regulations or policies, including regulations and policies of the Food and Drug Administration, affecting the approval, availability of, and the selling and marketing of diagnostic tests;

24.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company's products and services and unsuccessful enforcement of the Company's proprietary rights;

25.
the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company's ability to develop, perform, or market the Company's tests or operate its business;

26.
failure in the Company's information technology systems including an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

27.	failure to meet required financial reporting deadlines arising from a failure of the Company's financial information systems;

28.	failure of the Company's disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

29.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

30.	liabilities that result from the inability to comply with corporate governance requirements;

31.
impact on the Company's testing volumes, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets;

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

INDEX

GENERAL (dollars in millions, except per share data)

During the third quarter of 2013, the Company grew its revenue in a challenging business climate. Net sales for the three months ended September 30, 2013 increased 3.0% in comparison to the same period in 2012, on a 5.1% increase in volume and a 1.9% decrease in revenue per requisition. The Company's acquisition of MedTox Scientific, Inc. ("MedTox") on July 31, 2012, increased revenue and volume by approximately 1.0%, in the third quarter of 2013 compared to the same period in 2012.

Changes in governmental regulations have had, and are expected to continue to have, a significant impact on the Company's operations in 2013. The Affordable Care Act Baseline for the 2013 update to the Clinical Lab Fee Schedule was negative 0.95% and the Middle Class Tax Relief and Job Creation Act rebaselined the fee schedule an additional 2% lower. These fee schedule reductions became effective on January 1, 2013.  As a result of mandatory sequestration, there was an additional 2% reduction to the Clinical Lab Fee Schedule and a separate 2% reduction to the Physician Fee Schedule effective April 1, 2013. In addition, the Company has experienced delays in the pricing and implementation of new molecular pathology codes among various payers, including Medicaid, Medicare and commercial carriers.  While some delays were expected, several non-commercial payers have still not priced key molecular codes and a number of these payers, mostly government entities, have indicated that they will no longer pay for tests that they have previously covered.  Further, several payers are requiring additional information to process claims or have implemented prior authorization policies. Many commercial payers are only now becoming aware of the impact of their claim edits which impede access to services which previously have been covered and reimbursed. These delays have had an impact on 2013 revenue, revenue per requisition, margins and cash flows and until resolved could have a continuing impact.

The Company has also seen growth in the amount of its patient accounts receivable due to increased utilization by uninsured patients and increased patient billing due to plan design changes. A significant portion of the Company’s bad debt expense is related to accounts receivable from patients. The Company believes its current allowance for doubtful accounts is sufficient to properly record its accounts receivable at their estimated net realizable value. Should this shift towards increased patient responsibility continue, the Company may need to increase its allowance for doubtful accounts and bad debt expense in future periods.

The Company manages its operations through two reportable segments: the Clinical diagnostics laboratory segment, which includes routine testing as well as genomic and esoteric testing, and the Other segment, which consists of the portion of the Company's non-U.S. clinical diagnostic laboratory operations which is reviewed separately by corporate management for the purposes of allocation of resources. As mentioned above, the Clinical diagnostics laboratory segment results of operations have been negatively impacted by the reductions in payments for laboratory services, primarily from federal and state government entities. Operating results for the Other segment have declined slightly as compared to 2012, primarily due to the expansion of that segment through acquisitions not fully integrated, as well as the impact of the stronger U.S. dollar in 2013 as compared with 2012.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Net Sales

	Three Months Ended September 30,
	2013	2012	Change
Net sales
Clinical diagnostics laboratory:
Routine Testing	$885.8	$821.3	7.9%
Genomic and Esoteric Testing	492.0	516.4	(4.7)%
Other	84.4	81.7	3.3%
Total	$1,462.2	$1,419.4	3.0%

INDEX

	Three Months Ended September 30,
	2013	2012	Change
Volume (Number of Requisitions)
Clinical diagnostics laboratory:
Routine Testing	22.9	21.8	5.2%
Genomic and Esoteric Testing	7.9	7.5	5.3%
Other	2.5	2.4	3.0%
Total	33.3	31.7	5.1%

	Three Months Ended September 30,
	2013	2012	Change
Revenue Per Requisition
Clinical diagnostics laboratory:
Routine Testing	$38.62	$37.68	2.5%
Genomic and Esoteric Testing	62.10	68.63	(9.5)%
Other	34.24	34.11	0.4%
Total	$43.88	$44.75	(1.9)%

The increase in net sales for the three months ended September 30, 2013 as compared with the corresponding 2012 period was driven primarily by acquisitions along with growth in the Company's toxicology testing and sales in the Other segment. The decline in revenue per requisition in genomic and esoteric testing is a result of a change in mix of genetic and histology testing during the quarter. Histology revenue per requisition was also impacted by payment reductions on the Medicare physician fee schedule. Revenue per requisition also decreased due to delays in payments and denials of coverage for existing tests by some payers after implementation of recently-adopted molecular pathology codes and the implementation of sequestration on April 1, 2013. Net sales of the Other segment were $84.4 for the three months ended September 30, 2013 compared to $81.7 in the corresponding 2012 period, an increase of $2.7, or 3.3%. Net sales in this segment were negatively impacted by a stronger U.S. dollar in 2013 as compared with 2012. In local currency, net sales of the Other segment increased by 8.1%.

Cost of Sales	Three Months Ended September 30,
	2013	2012	Change
Cost of sales	$914.6	$863.3	5.9%
Cost of sales as a % of sales	62.6%	60.8%

Cost of sales (primarily laboratory and distribution costs) increased 5.9% in the 2013 period as compared with the 2012 period primarily due to increased test volumes and test mix changes. As a percentage of net sales, cost of sales increased to 62.6% in 2013 from 60.8% in 2012 mainly due to lower revenues resulting from the Medicare fee cuts, the impact of delays and denials of coverage of molecular pathology codes and sequestration in 2013, as mentioned above. Cost of sales of the Other segment increased $1.3 for the three months ended September 30, 2013, due to continued growth in the business.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2013	2012	Change
Selling, general and administrative expenses	$279.0	$285.1	(2.1)%
Selling, general and administrative expenses as a % of sales	19.1%	20.1%

Selling, general and administrative expenses as a percentage of net sales decreased to 19.1% in the third quarter of 2013 as compared to 20.1% in 2012. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to $9.0 in transaction fees from the Company's MedTox acquisition recorded during the third quarter of 2012. Additionally, expense management and efficiencies from acquired operations that are being integrated into the Company's cost structure contributed to the decrease in selling, general and administrative expenses as a percentage of net sales. Bad debt expense was

INDEX

4.3% of net sales in the third quarter of 2013 which was consistent with the third quarter of 2012. Selling, general and administrative expenses of the Other segment increased $1.5 over the prior year total for the three months ended September 30, 2013, due to continued growth in the business.

Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2013	2012	Change
Amortization of intangibles and other assets	$20.3	$21.1	(3.8)%

The decrease in amortization of intangibles and other assets primarily reflects certain intangible assets that became fully amortized during 2013, partially offset by an increase from certain acquisitions that closed during the first nine months of 2013 and during the year 2012.

Restructuring and Other Special Charges

	Three Months Ended September 30,
	2013	2012	Change
Restructuring and other special charges	$3.7	$4.8	(22.9)%

During the third quarter of 2013, the Company recorded net restructuring charges of $3.7, primarily within the Clinical diagnostics laboratory segment. These charges were comprised of $1.7 in severance and other personnel costs along with $2.5 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.1 in severance and other personnel costs and $0.4 in unused facility related costs.

From time to time, the Company implements cost savings initiatives. These initiatives result from the integration of recently acquired businesses and from reducing the number of facilities and employees in an effort to balance the Company's cost of operations with current test volume trends while maintaining the high quality of its services that the marketplace demands. It is difficult to determine the nature, timing and extent of these activities until adequate planning has been completed and reviewed. The continuing economic downturn being experienced in the United States and globally has had an impact on the Company's volume. The Company believes that any restructuring costs which may be incurred in 2013 will be more than offset by subsequent savings realized from these potential cost saving actions and that any related restructuring charges will not have a material impact on the Company's operations or liquidity.

Interest Expense	Three Months Ended September 30,
	2013	2012	Change
Interest expense	$24.7	$24.1	2.5%

The increase in interest expense for 2013 as compared with 2012 is primarily due to the issuance of $1,000.0 of senior notes in August 2012. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Revolving Credit Facility. The senior notes have an effective weighted-average interest rate of 3.0%, compared to the effective rate of 1.91% on the Company's Revolving Credit Facility outstanding during the third quarter of 2012.

Equity Method Income

	Three Months Ended September 30,
	2013	2012	Change
Equity method income	$3.6	$5.1	(29.4)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The decrease in income in the third quarter of 2013 compared with the same period

INDEX

of 2012 is primarily the result of a decline in profitability of one of the Company's joint venture partnerships due to a challenging business climate in its market.

Income Tax Expense	Three Months Ended September 30,
	2013	2012	Change
Income tax expense	$81.3	$78.5	3.6%
Income tax expense as a % of income before tax	35.3%	34.6%

The increase in the effective tax rate for 2013 compared with 2012 is primarily due to a reduction in uncertain tax position reserves in the third quarter of 2012 related to the completion of a domestic intercompany transfer pricing study.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Net Sales

	Nine Months Ended September 30,
	2013	2012	Change
Net sales
Clinical diagnostics laboratory:
Routine Testing	$2,585.6	$2,432.0	6.3%
Genomic and Esoteric Testing	1,527.8	1,585.9	(3.7)%
Other	257.9	248.2	3.9%
Total	$4,371.3	$4,266.1	2.5%

	Number of Requisitions Nine Months Ended September 30,
	2013	2012	Change
Volume
Clinical diagnostics laboratory:
Routine Testing	67.4	64.6	4.3%
Genomic and Esoteric Testing	23.4	22.7	3.0%
Other	7.5	7.4	1.2%
Total	98.3	94.7	3.7%

	Nine Months Ended September 30,
	2013	2012	Change
Revenue Per Requisition
Clinical diagnostics laboratory:
Routine Testing	$38.35	$37.62	1.9%
Genomic and Esoteric Testing	65.39	69.91	(6.5)%
Other	34.55	33.63	2.7%
Total	$44.49	$45.04	(1.2)%

The increase in net sales for the nine months ended September 30, 2013 as compared with the corresponding 2012 period was driven primarily by the MedTox acquisition and other acquisitions along with growth in the Company's toxicology testing and sales in the Other segment. The decline in revenue per requisition in genomic and esoteric testing is a result of a change in mix of genetic and histology testing during the quarter. Histology revenue per requisition was also impacted by payment reductions on the Medicare physician fee schedule. Revenue per requisition decreased due to delays in payments and denials of coverage for existing tests by some payers after implementation of recently-adopted molecular pathology codes and the implementation

INDEX

of sequestration on April 1, 2013. Net sales of the Other segment were $257.9 for the nine months ended September 30, 2013 compared to $248.2 in the corresponding 2012 period, an increase of $9.7, or 3.9%. Net sales in this segment were negatively impacted by a stronger U.S. dollar in 2013 as compared with 2012. In local currency, net sales of the Other segment increased by 6.1%.

Cost of Sales	Nine Months Ended September 30,
	2013	2012	Change
Cost of sales	$2,674.2	$2,554.4	4.7%
Cost of sales as a % of sales	61.2%	59.9%

Cost of sales (primarily laboratory and distribution costs) increased 4.7% in the 2013 period as compared with the 2012 period primarily due to increased test volumes and test mix changes. As a percentage of net sales, cost of sales increased to 61.2% in 2013 from 59.9% in 2012 mainly due to lower revenues resulting from the Medicare fee reductions, the impact of delays and denials of coverage of molecular pathology codes and sequestration in 2013, as mentioned above. Cost of sales of the Other segment increased $4.4 the nine months ended September 30, 2013, due to continued growth in the business.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2013	2012	Change
Selling, general and administrative expenses	$843.1	$835.8	0.9%
Selling, general and administrative expenses as a % of sales	19.3%	19.6%

Selling, general and administrative expenses as a percentage of net sales decreased to 19.3% in the nine month period of 2013 compared to 19.6% in 2012. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to $9.9 in fees from MedTox recorded during the first nine months of 2012 offset by increases in personnel costs relating to recent acquisitions that have not yet been fully integrated. Additionally, bad debt expense decreased to 4.3% of net sales in 2013 as compared with 4.4% in 2012 primarily due to increased collections resulting from process improvement programs within the Company's billing department and field operations. Selling, general and administrative expenses of the Other segment increased $7.4 over the prior year total for the nine months ended September 30, 2013, due to continued growth in the business.

Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2013	2012	Change
Amortization of intangibles and other assets	$60.3	$63.1	(4.4)%

The decrease in amortization of intangibles and other assets primarily reflects certain intangible assets that became fully amortized during 2013, partially offset by an increase from certain acquisitions that closed during the first nine months of 2013 and during the year 2012.

Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2013	2012	Change
Restructuring and other special charges	$17.8	$4.6	287.0%

During the first nine months of 2013, the Company recorded net restructuring charges of $14.8 within the Clinical diagnostics laboratory segment and $3.0 within the Other segment. The charges were comprised of $11.8 in severance and other personnel costs along with $8.8 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.7 in unused severance and $2.1 in unused facility-related costs.

INDEX

During the first nine months of 2012, the Company recorded net restructuring charges of $4.6 within the Clinical diagnostics laboratory segment. The Company reversed previously established reserves of $5.7 in unused severance and $3.6 in unused facility related costs. These charges were comprised of $11.4 related to severance and other personnel costs, and $2.5 primarily related to facility-related costs primarily related to ongoing integration activities for Clearstone Central Laboratories, Orchid and the Integrated Genetics Division and costs associated with the previously announced termination of an executive vice president.

Interest Expense	Nine Months Ended September 30,
	2013	2012	Change
Interest expense	$72.3	$66.9	8.1%

The increase in interest expense for 2013 as compared with 2012 is primarily due to the issuance of $1,000.0 of senior notes in August 2012. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Revolving Credit Facility. The senior notes have an effective weighted-average interest rate of 3.0%, compared to the effective rate of 1.91% on the Company's Revolving Credit Facility outstanding during the third quarter of 2012.

Equity Method Income

	Nine Months Ended September 30,
	2013	2012	Change
Equity method income	$12.3	$17.4	(29.3)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. In conjunction with the liquidation of one of its joint ventures, the Company recorded a $2.9 million increase in equity method income during the second quarter of 2012. The remainder of the decrease in income in the first nine months of 2013 compared with the same period of 2012 is primarily the result of a decline in profitability of one of the Company's joint venture partnerships due to a challenging business climate in its market.

Income Tax Expense	Nine Months Ended September 30,
	2013	2012	Change
Income tax expense	$272.7	$288.5	(5.5)%
Income tax expense as a % of income before tax	37.8%	38.3%

The decrease in the effective tax rate for 2013 compared with 2012 is primarily the result of higher foreign earnings and the research and development tax credit.

 LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. This cash-generating capability is one of the Company's fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. The Company's senior unsecured Revolving Credit Facility is further discussed in "Note 6 (Debt) to the Company's Unaudited Condensed Consolidated Financial Statements."
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

INDEX

In February, 2013, the Company repaid its 5 1/2% $350.0 senior notes due 2013 with cash on hand and $30.0 of borrowings on its Revolving Credit Facility.
During the third quarter of 2013, the Company entered into fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $6.5 at September 30, 2013. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's Consolidated Statements of Operations. There were no derivative instruments designated as accounting hedges in 2012.

The Company has discussed its intention to increase its ratio of total debt to consolidated EBITDA over time from 2.0 to 1.0 as of December 2012 to 2.5 to 1.0. The Company believes that it can achieve this through the use of its Revolving Credit Facility and its ready access to debt capital markets. As of September 30, 2013, the ratio of total debt to consolidated EBITDA was 2.09 to 1.0. The Company continues to monitor the debt capital markets and, given current market conditions, believes it can readily increase its ratio of total debt to consolidated EBITDA. The Company believes that its cash from operations, in combination with cash on hand and borrowing capacity, will be sufficient to satisfy its obligations in 2013 and beyond.

Operating Activities

During the nine months ended September 30, 2013 and 2012, the Company's operations provided $570.0 and $587.2 of cash, respectively, reflecting the Company's solid business results. The decrease in cash provided from operations in 2013 as compared with the corresponding 2012 period is primarily attributable to the delays and denials of coverage for existing tests by some payers after implementation of recently-adopted molecular pathology codes. The Company continues to focus on efforts to increase cash collections from all payers and to generate ongoing improvements to the claim submission processes.

Investing Activities

Capital expenditures were $142.6 and $112.4 for the nine months ended September 30, 2013 and 2012, respectively. The Company expects capital expenditures of approximately $210.0 in 2013. The Company's projected capital expenditures are higher than historical levels due to near-term investments in facility consolidation and replacement of a major testing platform. The Company will continue to make important investments in its business, including information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's Revolving Credit Facility as needed.

During the third quarter of 2013, the Company received cash proceeds of $7.5 million and recorded a net gain of $5.5 million on the sale of an investment. The investment was one of several strategic investments the Company has made in the area of diagnostic technology.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at September 30, 2013 and December 31, 2012 were $372.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period for four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at September 30, 2013. As of September 30, 2013, the ratio of total debt to consolidated EBITDA was 2.09 to 1.0.

In February, 2013, the Company repaid its 5 1/2% $350.0 senior notes due 2013 with cash on hand and $30.0 of borrowings on its Revolving Credit Facility. During the nine months ended September 30, 2013, the Company settled notices to convert $25.3

INDEX

aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $31.6. The total cash used for these settlements was $21.3.
As of September 30, 2013, the effective interest rate on the Revolving Credit Facility was 1.23%.

As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase $74.0 of Company common stock based on settled trades as of that date. On February 8, 2013, the Company announced that the Board of Directors authorized the purchase of $1,000.0 of additional shares of the Company's common stock. During the nine months ended September 30, 2013, the Company repurchased $765.5 of stock representing 7.9 shares. As of September 30, 2013, the Company had outstanding authorization from the Board of Directors to purchase $308.5 of Company common stock based on settled trades as of that date. On October 18, 2013, the Company announced that the Board of Directors authorized the purchase of an additional $1,000.0 of additional shares of the Company's common stock.

As of September 30, 2013, the Company provided letters of credit aggregating $38.0, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

The Company had a $43.3 and $46.2 reserve for unrecognized income tax benefits, including interest and penalties as of September 30, 2013 and December 31, 2012, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.

Zero-coupon Subordinated Notes

On September 12, 2013, the Company announced that for the period of September 12, 2013 to March 11, 2014, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 9, 2013, in addition to the continued accrual of the original issue discount.

On October 1, 2013, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2013, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Tuesday, December 31, 2013. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the Revolving Credit Facility.

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

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.

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

The Company's wholly-owned subsidiary, Orchid, has operations in the United Kingdom and, accordingly the earnings and cash flows generated from Orchid's United Kingdom operation are subject to foreign currency exchange risk.

The Alberta, Canada joint venture partnership operates in Canada and remits the Company's share of partnership income in Canadian dollars. Accordingly, the cash flow received from this affiliate is subject to foreign currency exchange risk.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended September 30, 2013, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 – July 31	0.5	$97.89	0.5	$540.4
August 1 – August 31	1.5	97.70	1.5	382.5
September 1 – September 30	0.9	97.93	0.9	308.5
	2.9	$97.79	2.9

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of December 31, 2012, the Company had outstanding authorization from the Board of Directors to purchase up to $74.0 of Company common stock based on settled trades as of that date. On February 8, 2013, the Company announced that the Board of Directors had authorized the purchase of up to $1,000.0 of additional shares of the Company's common stock. As of September 30, 2013, the Company had outstanding authorization from the Board of Directors to purchase $308.5 of Company common stock based on settled trades as of that date. The repurchase authorization has no expiration date. On October 18, 2013, the Company announced that the Board of Directors authorized the purchase of an additional $1,000.0 of additional shares of the Company's common stock.

Item 5. Other Information

On October 17, 2013,  William B. Hayes, Executive Vice President, Chief Financial Officer and Treasurer, announced his intention to retire effective in or about the second quarter of 2014.  The Company will retain a national search firm and conduct an external and internal search for a new CFO.  The Company expects that Mr. Hayes will continue in his capacity as CFO through the first half of 2014, unless a successor is named and the transition is completed before that time.

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

October 28 , 2013