Form 10-Q
period 2014-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2014-04-29
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
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

The number of shares outstanding of the issuer's common stock is 84.8 million shares, net of treasury stock as of April 24, 2014.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	29

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$338.9	$404.0
Accounts receivable, net of allowance for doubtful accounts of $200.8 and $198.3 at March 31, 2014 and December 31, 2013, respectively	822.0	784.7
Supplies inventories	134.8	136.5
Prepaid expenses and other	125.2	106.9
Total current assets	1,420.9	1,432.1
Property, plant and equipment, net	733.1	707.4
Goodwill, net	3,067.1	3,022.8
Intangible assets, net	1,538.4	1,572.0
Joint venture partnerships and equity method investments	87.3	88.5
Other assets, net	145.6	143.1
Total assets	$6,992.4	$6,965.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281.9	$304.5
Accrued expenses and other	358.0	310.0
Deferred income taxes	8.4	9.9
Short-term borrowings and current portion of long-term debt	105.3	111.3
Total current liabilities	753.6	735.7

Long-term debt, less current portion	2,903.0	2,889.1
Deferred income taxes and other tax liabilities	561.9	563.9
Other liabilities	254.0	266.5
Total liabilities	4,472.5	4,455.2
Commitments and contingent liabilities
Noncontrolling interest	18.6	19.4
Shareholders’ equity:
Common stock, 84.8 and 85.7 shares outstanding at March 31, 2014 and December 31, 2013, respectively	10.4	10.5
Additional paid-in capital	—	—
Retained earnings	3,408.9	3,373.5
Less common stock held in treasury	(963.5)	(958.9)
Accumulated other comprehensive income	45.5	66.2
Total shareholders’ equity	2,501.3	2,491.3
Total liabilities and shareholders’ equity	$6,992.4	$6,965.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$1,430.7	$1,440.9
Cost of sales	913.9	868.7
Gross profit	516.8	572.2
Selling, general and administrative expenses	284.9	283.2
Amortization of intangibles and other assets	21.0	19.5
Restructuring and other special charges	7.6	7.5
Operating income	203.3	262.0
Other income (expenses):
Interest expense	(25.7)	(24.5)
Equity method income, net	3.0	4.3
Investment income	0.2	0.2
Other, net	6.9	(0.6)
Earnings before income taxes	187.7	241.4
Provision for income taxes	74.2	93.8
Net earnings	113.5	147.6
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.4)
Net earnings attributable to Laboratory Corporation of America Holdings	$113.1	$147.2

Basic earnings per common share	$1.33	$1.58
Diluted earnings per common share	$1.31	$1.56

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net earnings	$113.5	$147.6

Foreign currency translation adjustments	(36.0)	(27.7)
Net benefit plan adjustments	2.3	3.2
Investment adjustments	(0.6)	—
Other comprehensive loss before tax	(34.3)	(24.5)
Provision for income tax related to items of comprehensive earnings	13.6	8.9
Other comprehensive loss, net of tax	(20.7)	(15.6)
Comprehensive earnings	92.8	132.0
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.4)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$92.4	$131.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2012	$11.3	$—	$3,588.5	$(951.8)	$69.4	$2,717.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	147.2	—	—	147.2
Other comprehensive earnings, net of tax	—	—	—	—	(15.6)	(15.6)
Issuance of common stock under employee stock plans	—	28.8	—	—	—	28.8
Surrender of restricted stock and performance share awards	—	—	—	(2.4)	—	(2.4)
Conversion of zero-coupon convertible debt	—	3.1	—	—	—	3.1
Stock compensation	—	11.3	—	—	—	11.3
Income tax benefit from stock options exercised	—	2.4	—	—	—	2.4
Purchase of common stock	(0.1)	(45.6)	(68.2)	—	—	(113.9)
BALANCE AT MARCH 31, 2013	$11.2	$—	$3,667.5	$(954.2)	$53.8	$2,778.3

BALANCE AT DECEMBER 31, 2013	$10.5	$—	$3,373.5	$(958.9)	$66.2	$2,491.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	113.1	—	—	113.1
Other comprehensive earnings, net of tax	—	—	—	—	(20.7)	(20.7)
Issuance of common stock under employee stock plans	—	16.4	—	—	—	16.4
Surrender of restricted stock and performance share awards	—	—	—	(4.6)	—	(4.6)
Conversion of zero-coupon convertible debt	—	1.2	—	—	—	1.2
Stock compensation	—	11.7	—	—	—	11.7
Income tax benefit from stock options exercised	—	0.6	—	—	—	0.6
Purchase of common stock	(0.1)	(29.9)	(77.7)	—	—	(107.7)
BALANCE AT MARCH 31, 2014	$10.4	$—	$3,408.9	$(963.5)	$45.5	$2,501.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$113.5	$147.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60.7	55.5
Stock compensation	11.7	11.3
(Gain)/loss on sale of assets	(7.1)	0.2
Accrued interest on zero-coupon subordinated notes	0.5	0.6
Earnings in excess of distributions from equity method investments	(1.3)	(0.6)
Deferred income taxes	10.1	10.3
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(39.2)	(75.8)
Increase (decrease) in inventories	2.9	(3.2)
Decrease in prepaid expenses and other	12.2	7.0
Increase (decrease) in accounts payable	(27.1)	10.1
Increase in accrued expenses and other	5.4	35.2
Net cash provided by operating activities	142.3	198.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56.5)	(41.7)
Proceeds from sale of assets	0.2	0.2
Proceeds from sale of investment	15.0	—
Investments in equity affiliates	(1.1)	(2.3)
Acquisition of businesses, net of cash acquired	(65.7)	(17.7)
Net cash used for investing activities	(108.1)	(61.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	30.0
Payments on zero-coupon subordinated notes	(6.9)	(12.9)
Payments on long-term debt	—	(350.0)
Noncontrolling interest distributions	(0.3)	(0.3)
Deferred payments on acquisitions	(0.1)	—
Net tax impact of conversion of zero-coupon convertible debt	—	3.1
Excess tax benefits from stock based compensation	0.6	2.4
Net proceeds from issuance of stock to employees	16.4	28.8
Purchase of common stock	(107.7)	(113.9)
Net cash used for financing activities	(98.0)	(412.8)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(4.9)
Net decrease in cash and cash equivalents	(65.1)	(281.0)
Cash and cash equivalents at beginning of period	404.0	466.8
Cash and cash equivalents at end of period	$338.9	$185.8

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

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2013 Annual Report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.

New Accounting Pronouncements

In February 2013, the FASB issued a new accounting standard on joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this new standard, obligations resulting from joint and several liability arrangements are to be measured as the sum of: (a) the amount the reporting entity agreed with its co-obligors that it will pay and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This standard, which applies prospectively, became effective for the Company beginning January 1, 2014. The adoption of this standard does not have a material effect on the consolidated financial statements.
In March 2013, the FASB issued a new accounting standard on foreign currency matters that clarifies the guidance of a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this new standard, a parent company that ceases to have a controlling financial interest in a foreign subsidiary or group of assets within a foreign entity shall release any related cumulative translation adjustment into net income only if a sale or transfer results in complete or substantially complete liquidation of the foreign entity. This standard, which applies prospectively, became effective for the Company beginning January 1, 2014. The adoption of this standard does not have a material effect on the consolidated financial statements.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$113.1	85.2	$1.33	$147.2	92.9	$1.58
Dilutive effect of employee stock options and awards	—	0.9		—	1.0
Effect of convertible debt	—	0.5		—	0.6
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$113.1	86.6	$1.31	$147.2	94.5	$1.56

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Stock options	—	3.0

3.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first three months of 2014, the Company recorded net restructuring charges of $7.6. The charges were comprised of $2.8 related to severance and other personnel costs along with $4.9 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.1 in unused severance.

During the first three months of 2013, the Company recorded net restructuring charges of $7.5. The charges were comprised of $7.6 related to severance and other personnel costs along with $1.8 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.6 in unused severance and $1.3 in unused facility-related costs.

The following represents the Company’s restructuring reserve activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2013	$0.8	$24.9	$25.7
Restructuring charges	2.8	4.9	7.7
Reduction of prior restructuring accruals	(0.1)	—	(0.1)
Cash payments and other adjustments	(2.7)	(5.4)	(8.1)
Balance as of March 31, 2014	$0.8	$24.4	$25.2
Current			$9.6
Non-current			15.6
			$25.2

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2014 and for the year ended December 31, 2013 are as follows:

	Clinical Diagnostics Laboratory Segment		Other Segment		Total
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Balance as of January 1	$2,960.2	$2,857.1	$62.6	$44.6	$3,022.8	$2,901.7
Goodwill acquired during the period	46.7	107.5	—	19.5	46.7	127.0
Adjustments to goodwill	—	(4.4)	(2.4)	(1.5)	(2.4)	(5.9)
Balance at end of period	$3,006.9	$2,960.2	$60.2	$62.6	$3,067.1	$3,022.8

The components of identifiable intangible assets are as follows:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,338.8	$(560.6)	$778.2	$1,327.0	$(545.1)	$781.9
Patents, licenses and technology	116.2	(87.8)	28.4	116.2	(85.4)	30.8
Non-compete agreements	44.6	(26.9)	17.7	41.6	(25.3)	16.3
Trade names	131.4	(85.2)	46.2	131.4	(83.0)	48.4
Canadian licenses	667.9	—	667.9	694.6	—	694.6
	$2,298.9	$(760.5)	$1,538.4	$2,310.8	$(738.8)	$1,572.0

Amortization of intangible assets for the three month periods ended March 31, 2014 and 2013 was $21.0 and $19.5, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $63.8 for the remainder of fiscal 2014, $81.5 in fiscal 2015, $76.1 in fiscal 2016, $69.0 in fiscal 2017, $59.0 in fiscal 2018 and $521.0 thereafter.

5.	DEBT

Short-term borrowings and the current portion of long-term debt at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Zero-coupon convertible subordinated notes	$104.4	$110.8
Capital lease obligation	0.9	0.5
Total short-term borrowings and current portion of long-term debt	$105.3	$111.3

Long-term debt at March 31, 2014 and December 31, 2013 consisted of the following:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	March 31, 2014	December 31, 2013
5.625% senior notes due 2015	$250.0	$250.0
3.125% senior notes due 2016	325.0	325.0
2.20% senior notes due 2017	500.0	500.0
2.50% senior notes due 2018	400.0	400.0
4.625% senior notes due 2020	611.2	600.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
Capital leases	16.8	14.1
Total long-term debt	$2,903.0	$2,889.1

Senior Notes

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $11.2 at March 31, 2014.

Zero-Coupon Subordinated Notes

During the three months ended March 31, 2014, the Company settled notices to convert $8.0 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $9.7. The total cash used for these settlements was $6.9 and the Company also issued 0.0 additional shares of common stock.

On March 11, 2014, the Company announced that for the period from March 12, 2014 to September 11, 2014, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 6, 2014, in addition to the continued accrual of the original issue discount.

On April 1, 2014, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2014, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Monday, June 30, 2014. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation (i.e. the accreted principal amount of the securities to be converted) with cash on hand and/or borrowings under the revolving credit facility (as defined below). The remaining amount, if any, will be settled with shares of common stock.

Credit Facilities

On December 21, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at March 31, 2014 and December 31, 2013 were $0.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services. As of March 31, 2014, the effective interest rate on the Revolving Credit Facility was 1.13%.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement as of March 31, 2014. As of March 31, 2014, the ratio of total debt to consolidated EBITDA was 2.48 to 1.0.

6. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2014.

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2013	108.1	(22.4)	85.7
Common stock issued under employee stock plans	0.4	—	0.4
Common stock issued upon conversion of zero-coupon subordinated notes	—	—	—
Surrender of restricted stock and performance share awards	—	(0.1)	(0.1)
Retirement of common stock	(1.2)	—	(1.2)
Common shares at March 31, 2014	107.3	(22.5)	84.8

Share Repurchase Program

As of December 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase up to $1,058.5 of Company common stock based on settled trades as of that date. During the three months ended March 31, 2014, the Company purchased 1.2 shares of its common stock at a total cost of $107.7. As of March 31, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $950.8 of Company common stock based on settled trades as of that date.

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gains and Losses on Available for Sale Securities	Accumulated Other Comprehensive Earnings
Balance at December 31, 2013	$123.2	$(67.1)	$10.1	$66.2
Other comprehensive income before reclassifications	(36.0)	0.5	10.4	(25.1)
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statement of Operations (a) (b)	—	1.8	(11.0)	(9.2)
Tax effect of adjustments	14.3	(0.9)	0.2	13.6
Balance at March 31, 2014	$101.5	$(65.7)	$9.7	$45.5

(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. See Note 9 (Pension and Post-retirement Plans) below for additional information regarding the Company's net periodic benefit cost.
(b) The gain on sale of available for sale securities is included in Other, net on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2014.

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

The gross unrecognized income tax benefits were $25.6 and $25.6 at March 31, 2014 and December 31, 2013, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of March 31, 2014 and December 31, 2013, $25.6 and $25.6, respectively, are the approximate amounts of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $9.7 and $9.3 as of March 31, 2014 and December 31, 2013, respectively.

The valuation allowance provided as a reserve against certain deferred tax assets is $17.9 and $16.5 as of March 31, 2014 and December 31, 2013, respectively. In the first quarter of 2014, a full valuation allowance was established for the Company's write off of a cost basis investment.

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

8.	COMMITMENTS AND CONTINGENCIES

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

The Company believes that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and the courts have not interpreted many of these statutes and regulations. There can be no assurance, therefore, that the applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines, the loss of various licenses, certificates and authorizations, and/or exclusion from participation in government programs.

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

The Company is unable to estimate a range of reasonably probable loss for cases described in more detail below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these cases, although the Company does not believe, based on currently available information, that the outcomes will have a material adverse effect on the Company's financial condition, the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. ("Hunter Labs Settlement Agreement"), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payers. With stakeholder input, DHCS established data elements and a format for laboratories to report payment data from comparable third-party payers. After reviewing the submitted data, DHCS will propose new reimbursement rates and solicit stakeholder input before their implementation. The bill provides that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10% payment reduction imposed by statute in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80% of the lowest maximum allowance established under the federal Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this new California legislation terminated the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement.  On March 28, 2014, Assembly Bill No. 1124 extended the implementation deadline of new regulations until June 30, 2016. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.

As previously reported, the Company responded to an October 2007 subpoena from the United States Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The Plaintiff's third amended complaint further alleges that the Company's billing practices violated the false claims acts of fourteen states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the United States government nor any state government has intervened in the lawsuit. The Company will vigorously defend the lawsuit.

In addition, the Company has received various other subpoenas since 2007 related to Medicaid billing. In February 2009, the Company received a subpoena from the Commonwealth of Virginia Office of the Attorney General requesting documents related to its billing to Virginia Medicaid. In April of 2013, the Commonwealth of Virginia Office of the Attorney General closed its investigation. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. In June 2010, the Company received a subpoena from the State of Florida Office of the Attorney General requesting documents related to its billing to Florida Medicaid. In October 2013, the Company received a civil investigative demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company is cooperating with these requests.

In June of 2010, the Company received a subpoena from the State of Florida Office of the Attorney General requesting documents related to its billing to Florida Medicaid. On November 4, 2013, the State of Florida through the Office of the Attorney General

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

filed an Intervention Complaint in a False Claims Act lawsuit, State of Florida ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al. in the Circuit Court for the Second Judicial Circuit for Leon County. The complaint, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and legal expenses. On January 3, 2014, the Company filed a Petition for the Administrative Determination of the Invalidity of an Existing Rule against the Agency for Health Care Administration (“AHCA”). The Petition sought the invalidity of Rule 59G-5.110(2) of the Florida Administrative Code, which was relied upon by the Attorney General in its Intervention Complaint. On March 28, 2014, an Administrative Law Judge for the State of Florida Division of Administrative Hearings issued an order finding that Rule 59G-5.110(2) of the Florida Administrative Code was invalid. In the interim, the Attorney General filed a First Amended Intervention Complaint on January 30, 2014. The Company will vigorously defend the lawsuit.
On May 2, 2013, the Company was served with a False Claims Act lawsuit, State of Georgia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the State Court of Fulton County, Georgia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Georgia's Medicaid program. The case has been removed to the United States District Court for the Northern District of Georgia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The government filed a notice declining to intervene in the case. On March 14, 2014, the Company's Motion to Dismiss was granted. The Plaintiffs have filed a motion seeking leave to replead their complaint. The Company will vigorously defend the lawsuit.

On August 19, 2013, the Company was served with a False Claims Act lawsuit, Commonwealth of Virginia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the Circuit Court of Fairfax County, Virginia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Virginia’s Medicaid program. The case has been removed to the United States District Court for the Eastern District of Virginia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The government filed a notice declining to intervene in the case. The Company's Motion to Dismiss was granted and the Plaintiffs were granted the right to replead their complaint. An amended complaint was filed and the Company's Motion to Dismiss was granted on March 18, 2014. The Company will vigorously defend the lawsuit, if it proceeds.

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

On February 27, 2012, the Company was served with a False Claims Act lawsuit, United States ex rel. Margaret Brown v. Laboratory Corporation of America Holdings and Tri-State Clinical Laboratory Services, LLC, filed in the United States District Court for the Southern District of Ohio, Western Division. The lawsuit alleges that the Defendants submitted false claims for payment for laboratory testing services performed as a result of financial relationships that violated the federal Stark and anti-kickback laws. The Company owned 50% of Tri-State Clinical Laboratory Services, LLC, which was dissolved in June of 2011 pursuant to a voluntary petition under Chapter 7 of Title 11 of the United States Code. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The United States government has not intervened in the lawsuit. The Company will vigorously defend the lawsuit.

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

The Company was a defendant in two separate putative class action lawsuits, Christine Bohlander v. Laboratory Corporation of America, et al., and Jemuel Andres, et al. v. Laboratory Corporation of America Holdings, et. al., related to overtime pay. After the filing of the two lawsuits on July 8, 2013, the Bohlander lawsuit was consolidated into the Andres lawsuit, and the consolidated lawsuit is now pending in the Superior Court of California for the County of Los Angeles. In the consolidated lawsuit, the Plaintiffs allege on behalf of similarly situated phlebotomists and couriers that the Company failed to pay overtime, failed to provide meal and rest breaks, and committed other violations of the California Labor Code. On March 24, 2014, the Court granted the Company's Motion to Dismiss due to technical deficiencies in the pleading of the Plaintiffs' claims, but granted Plaintiffs leave to amend to cure the defects. Plaintiffs have subsequently filed an amended complaint. The complaint seeks monetary damages, civil penalties, costs, injunctive relief, and attorney's fees. The Company will vigorously defend the lawsuit.

On December 17, 2010, the Company was served with a lawsuit, Oliver Wuth, et al. v. Laboratory Corporation of America, et al., filed in the State Superior Court of King County, Washington. The lawsuit alleges that the Company was negligent in the handling of a prenatal genetic test order that allegedly resulted in the parents being given incorrect information. The matter was tried to a jury beginning on October 21, 2013. On December 10, 2013, the jury returned a verdict in in Plaintiffs’ favor in the amount of $50.0, with 50% of liability apportioned to the Company and 50% of liability apportioned to co-Defendant Valley Medical Center. The Company filed post-judgment motions for a new trial, which were denied, and is vigorously pursuing an appeal of the judgment on multiple grounds. The Company carries self-insurance reserves and excess liability insurance sufficient to cover the potential liability in this case.

On July 3, 2012, the Company was served with a lawsuit, John Wisekal, as Personal Representative of the Estate of Darien Wisekal v. Laboratory Corporation of America Holdings and Glenda C. Mixon, filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The lawsuit alleges that the Company misread a Pap test. The case was removed to the United States District Court for the Southern District of Florida. The matter was tried to a jury beginning on April 1, 2014. On April 17, 2014, the jury returned a verdict in Plaintiff’s favor in the amount of $20.8, reduced by 25% to $15.6 to account for Plaintiff’s negligence. The Company will vigorously pursue post-trial motions and an appeal, if necessary. The Company carries self-insurance reserves and excess liability insurance sufficient to cover the potential liability in this case.

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of March 31, 2014, the Company had provided letters of credit aggregating approximately $42.5, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

9.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $13.4 and $12.9 for the three months ended March 31, 2014 and 2013, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended March 31,
	2014	2013
Service cost for benefits earned	$0.9	$0.6
Interest cost on benefit obligation	3.9	3.7
Expected return on plan assets	(4.4)	(4.3)
Net amortization and deferral	1.8	3.0
Defined benefit plan costs	$2.2	$3.0

During the three months ended March 31, 2014, the Company contributed $1.8 to its defined benefit retirement plan.

The Company has assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended March 31,
	2014	2013
Service cost for benefits earned	$0.1	$0.1
Interest cost on benefit obligation	0.4	0.6
Net amortization and deferral	(1.9)	0.2
Post-retirement medical plan (benefit) costs	$(1.4)	$0.9

10.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2014 and December 31, 2013 is as follows:

		Fair Value Measurements as of
	Fair Value as of	March 31, 2014
		Using Fair Value Hierarchy
	March 31, 2014	Level 1	Level 2	Level 3
Noncontrolling interest put	$18.6	$—	$18.6	$—
Interest rate swap	11.2	—	11.2	—
Cash surrender value of life insurance policies	35.6	—	35.6	—
Deferred compensation liability	38.4	—	38.4	—
Investment in equity securities	21.8	21.8	—	—

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

		Fair Value Measurements as of
	Fair Value as of	December 31, 2013
		Using Fair Value Hierarchy
	December 31, 2013	Level 1	Level 2	Level 3
Noncontrolling interest put	$19.4	$—	$19.4	$—
Interest rate swap	—	—	—	—
Cash surrender value of life insurance policies	35.1	—	35.1	—
Deferred compensation liability	36.3	—	36.3	—
Investment in equity securities	26.3	26.3	—	—

The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s condensed consolidated balance sheet. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.

The Company offers certain employees the opportunity to participate in a deferred compensation plan (DCP). A participant's deferrals are allocated by the participant to one or more of 16 measurement funds, which are indexed to externally managed funds inside the Company's insurance-backed account. From time to time, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $161.4 and $155.5 as of March 31, 2014 and December 31, 2013, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $2,910.6 and $2,907.8 as of March 31, 2014 and December 31, 2013, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs. The Company's investment in equity securities of $21.8 is classified within Level 1, as the fair market value of this instrument is determined using observable inputs.

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as interest rate swap agreements (see Interest Rate Swap section below). Although the Company’s zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments (see Embedded Derivatives Related to the Zero-Coupon Subordinated Notes section below), the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.

Interest Rate Swap

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $11.2 at March 31, 2014. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.

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

The Company believes these embedded derivatives had no fair value at March 31, 2014 and December 31, 2013. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2014	2013
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$18.8	$24.5
Income taxes, net of refunds	8.6	11.1
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$4.6	$2.4
Conversion of zero-coupon convertible debt	2.8	5.4
Assets acquired under capital leases	3.1	—
Increase (decrease) accrued property, plant and equipment	4.7	(0.1)

13.	BUSINESS ACQUISITIONS

During the three months ended March 31, 2014, the Company acquired various laboratories and related assets for approximately $65.7 in cash (net of cash acquired). The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $15.6 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $46.7. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.

14.	BUSINESS SEGMENT INFORMATION

The following table is a summary of segment information for the three months ended March 31, 2014 and 2013. Segment asset information is not presented because it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Note 1 (Basis of Financial Statement Presentation) above to the interim consolidated financial statements.

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

	Three Months Ended
	March 31,
	2014	2013

Net revenues:
Clinical diagnostics laboratory	$1,350.3	$1,354.0
Other	80.4	86.9
Total net revenues	1,430.7	1,440.9

Operating earnings (loss):
Clinical diagnostics laboratory	330.9	374.2
Other	20.6	24.5
General corporate expenses	(148.2)	(136.7)
Total operating income	203.3	262.0
Non-operating expenses, net	(15.6)	(20.6)
Earnings before income taxes	187.7	241.4
Provision for income taxes	74.2	93.8
Net earnings	113.5	147.6
Less income attributable to noncontrolling interests	(0.4)	(0.4)
Net income attributable to Laboratory Corporation of America Holdings	$113.1	$147.2

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

7.
negative impact on the Company's reimbursement, cash collections, days sales outstanding and profitability arising from the failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set by the compliance date of no earlier than October 1, 2015;

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

INDEX

GENERAL (dollars in millions, except per share data)

Net sales for the three months ended March 31, 2014 decreased 0.7% in comparison to the same period in 2013, on a 2.6% increase in volume and a 3.3% decrease in revenue per requisition. The decrease in revenue per requisition was due primarily to Medicare payment reductions, test mix, and the Company's Canadian business. During the first quarter of 2014, the Company experienced a loss of over $40.0 of revenue as a result of severe winter weather experienced in many parts of the United States and Canada.

The Company manages its operations through two reportable segments: the Clinical diagnostics laboratory segment, which includes core testing as well as genomic and esoteric testing, and the Other segment, which consists of the portion of the Company's non-U.S. clinical diagnostic laboratory operations in Ontario, Canada, which is reviewed separately by corporate management for the purposes of allocation of resources. The Clinical diagnostics laboratory segment results of operations have been negatively impacted by Medicare payment reductions, test mix and severe winter weather. Operating results for the Other segment have declined as compared to 2013, primarily due to the impact of the stronger U.S. dollar in 2014 as compared with 2013, along with reductions in government payments.

The Company continues to see growth in the amount of its patient accounts receivable. A significant portion of the Company’s bad debt expense is related to accounts receivable from patients. The Company believes its current allowance for doubtful accounts is sufficient to properly record its accounts receivable at their estimated net realizable value. Should this shift towards increased patient responsibility continue, the Company may need to increase its allowance for doubtful accounts and bad debt expense in future periods.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Net Sales

	Three Months Ended March 31,
	2014	2013	Change
Net sales
Clinical diagnostics laboratory:
Core Testing	$865.0	$826.8	4.6%
Genomic and Esoteric Testing	485.3	527.2	(8.0)%
Other	80.4	86.9	(7.5)%
Total	$1,430.7	$1,440.9	(0.7)%

	Three Months Ended March 31,
	2014	2013	Change
Volume (Number of Requisitions)
Clinical diagnostics laboratory:
Core Testing	22.5	22.0	2.4%
Genomic and Esoteric Testing	7.8	7.6	2.6%
Other	2.5	2.4	5.2%
Total	32.8	32.0	2.6%

INDEX

	Three Months Ended March 31,
	2014	2013	Change
Revenue Per Requisition
Clinical diagnostics laboratory:
Core Testing	$38.37	$37.54	2.2%
Genomic and Esoteric Testing	62.42	69.58	(10.3)%
Other	32.16	36.59	(12.1)%
Total	$43.59	$45.06	(3.3)%

The decrease in net sales for the three months ended March 31, 2014 as compared with the corresponding 2013 period was driven by severe winter weather, which reduced the Company's revenues by over $40.0, and a decline in revenue per requisition. The decline in revenue per requisition in genomic and esoteric testing is a primarily the result of a change in the mix of tests within those categories, as well as the impact of payment issues related to molecular pathology testing. Net sales of the Other segment were $80.4 for the three months ended March 31, 2014 compared to $86.9 in the corresponding 2013 period, a decrease of $6.5, or 7.5%. Net sales in this segment were negatively impacted by a stronger U.S. dollar in 2014 as compared with 2013, along with reductions in government payments. In local currency, net sales of the Other segment increased by 1.1%.

Cost of Sales	Three Months Ended March 31,
	2014	2013	Change
Cost of sales	$913.9	$868.7	5.2%
Cost of sales as a % of sales	63.9%	60.3%

Cost of sales (primarily laboratory and distribution costs) increased 5.2% in the 2014 period as compared with the 2013 period primarily due to increased test volumes and test mix changes. As a percentage of net sales, cost of sales increased to 63.9% in 2014 from 60.3% in 2013 due to government payment reductions, test mix and lower revenues from the severe winter weather mentioned above.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2014	2013	Change
Selling, general and administrative expenses	$284.9	$283.2	0.6%
Selling, general and administrative expenses as a % of sales	19.9%	19.7%

Selling, general and administrative expenses as a percentage of net sales increased to 19.9% in the first quarter of 2014 as compared to 19.7% in 2013. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to a 25 basis point increase in the Company's bad debt rate, expressed as a percentage of net sales. Bad debt expense was 4.55% of net sales in the first quarter of 2014 as compared to 4.30% in the first quarter of 2013.

Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2014	2013	Change
Amortization of intangibles and other assets	$21.0	$19.5	7.7%

The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions that closed during the last nine months of 2013 and the first three months of 2014.

INDEX

Restructuring and Other Special Charges

	Three Months Ended March 31,
	2014	2013	Change
Restructuring and other special charges	$7.6	$7.5	1.3%

During the first quarter of 2014, the Company recorded net restructuring charges of $7.6. These charges were comprised of $2.8 related to severance and other personnel costs along with $4.9 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.1 in unused severance and other personnel costs.

From time to time, the Company implements cost savings initiatives. These initiatives may result from a variety of activities, including the integration of recently acquired businesses and from reducing the number of facilities and employees in an effort to balance the Company's cost of operations with current test volume trends while maintaining the high quality of its services that the marketplace demands. It is difficult to determine the nature, timing and extent of these activities until adequate planning has been completed and reviewed. The economic conditions being experienced in the United States and globally have had an impact on the Company's volume. The Company believes that any restructuring costs which may be incurred in 2014 will be more than offset by subsequent savings realized from these potential cost saving actions and that any related restructuring charges will not have a material impact on the Company's operations or liquidity.

Interest Expense	Three Months Ended March 31,
	2014	2013	Change
Interest expense	$25.7	$24.5	4.9%

The increase in interest expense for 2014 as compared with 2013 is primarily due to the issuance of $700.0 of senior notes in November 2013. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Revolving Credit Facility. The senior notes have an effective weighted-average interest rate of 3.5%, compared to the effective rate of 1.25% on the Company's Revolving Credit Facility outstanding during the first quarter of 2013. This increase was also partially offset by a decrease in interest expense on the senior notes due 2020 as a result of entering into a fixed to floating interest rate swap in the third quarter of 2013.

Equity Method Income

	Three Months Ended March 31,
	2014	2013	Change
Equity method income	$3.0	$4.3	(30.2)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The decrease in income in the first quarter of 2014 compared with the same period of 2013 is primarily the result of a decline in profitability of one of the Company's joint venture partnerships due to a challenging business climate in its market.

Other, net

	Three Months Ended March 31,
	2014	2013	Change
Other, net	$6.9	$(0.6)	1,250.0%

Other, net for the three months ended March 31, 2014, represents the Company's gain on the sale of a portion of an investment, partially offset by the impairment of another.

INDEX

Income Tax Expense	Three Months Ended March 31,
	2014	2013	Change
Income tax expense	$74.2	$93.8	(20.9)%
Income tax expense as a % of income before tax	39.5%	38.9%

The 2013 effective tax rate included a favorable full year R&D tax credit adjustment relating to calendar year 2012 under The American Taxpayer Relief Act of 2012, which was signed into law on January 3, 2013 and which reinstated the expired R&D tax credit, as well as the impact of the estimated 2013 R&D tax credit. The R&D tax credit expired on December 31, 2013, which was one factor impacting the increase in the 2014 effective tax rate. Additionally, the 2014 effective tax rate increased due to a full valuation allowance for a write-off of one of the Company's investment, which is partially offset by a lower state and local income tax rate compared to the three months ended March 31, 2013.

 LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. This cash-generating capability is one of the Company's fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. The Company's senior unsecured Revolving Credit Facility is further discussed in "Note 5 (Debt) to the Company's Unaudited Condensed Consolidated Financial Statements."
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
During the third quarter of 2013, the Company entered into fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $11.2 at March 31, 2014. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's Consolidated Statements of Operations.

The Company has discussed its intention to increase its ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) over time from 2.0 to 1.0, as of December 2012, to 2.5 to 1.0. The Company believes that it can achieve this through the use of its Revolving Credit Facility and its ready access to debt capital markets. As of March 31, 2014, the ratio of total debt to consolidated EBITDA was 2.48 to 1.0. The Company believes that its cash from operations, in combination with cash on hand and borrowing capacity, will be sufficient to satisfy its obligations in 2014 and beyond.

Operating Activities

During the three months ended March 31, 2014 and 2013, the Company's operations provided $142.3 and $198.2 of cash, respectively, reflecting the Company's solid business results. The decrease in cash provided from operations in 2014 as compared with the corresponding 2013 period is primarily due to over $40.0 in lost revenue and associated operating income as a result of the severe winter weather experienced in much of the United States and Canada. The decrease is also partially attributable to ongoing government payment reductions and timing of certain working capital items. The Company continues to focus on efforts to increase cash collections from all payers and to generate ongoing improvements to the claim submission processes.

Investing Activities

Capital expenditures were $56.5 and $41.7 for the three months ended March 31, 2014 and 2013, respectively. The Company expects capital expenditures of approximately $185.0 to $205.0 in 2014. The Company's projected capital expenditures are higher than historical levels due to the carryover impact of chemistry platform replacements begun in 2013. The Company will continue

INDEX

to make important investments in its business, including in information technology. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's Revolving Credit Facility, as needed.

During the first quarter of 2014, the Company received cash proceeds of $15.0 and recorded a net gain of $11.0 on the sale of an investment. The investment was one of several strategic investments the Company has made in the area of diagnostic technology.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at March 31, 2014 and December 31, 2013 were $0.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services. As of March 31, 2014, the effective interest rate on the Revolving Credit Facility was 1.13%.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant requiring that the Company maintain on the last day of any period for four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at March 31, 2014. As of March 31, 2014, the ratio of total debt to consolidated EBITDA was 2.48 to 1.0.

In February, 2013, the Company repaid its 5.50% $350.0 senior notes due 2013 with cash on hand and $30.0 of borrowings on its Revolving Credit Facility. During the three months ended March 31, 2014, the Company settled notices to convert $8.0 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $9.7. The total cash used for these settlements was $6.9.

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

As of December 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase up to $1,058.5 of Company common stock based on settled trades as of that date. During the three months ended March 31, 2014, the Company repurchased $107.7 of stock representing 1.2 shares. As of March 31, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $950.8 of Company common stock based on settled trades as of that date.

As of March 31, 2014, the Company provided letters of credit aggregating $42.5, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

The Company had a $35.3 and $34.9 reserve for unrecognized income tax benefits, including interest and penalties as of March 31, 2014 and December 31, 2013, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.

Zero-coupon Subordinated Notes

On March 11, 2014, the Company announced that for the period from March 12, 2014 to September 11, 2014, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 6, 2014, in addition to the continued accrual of the original issue discount.

INDEX

On April 1, 2014, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2014, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Monday, June 30, 2014. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation (i.e., the accreted principal amount of the securities to be converted) with cash on hand and/or borrowings under the Revolving Credit Facility. The remaining amount, if any, will be settled with shares of common stock.

Credit Ratings

The Company's debt ratings of Baa2 from Moody's and BBB+ from Standard & Poor's contribute to its ability to access capital markets.

New Accounting Pronouncements

In February 2013, the FASB issued a new accounting standard on joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this new standard, obligations resulting from joint and several liability arrangements are to be measured as the sum of: (a) the amount the reporting entity agreed with its co-obligors that it will pay and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This standard, which applies prospectively, became effective for the Company beginning January 1, 2014. The adoption of this standard does not have a material effect on the consolidated financial statements.
In March 2013, the FASB issued a new accounting standard on foreign currency matters that clarifies the guidance of a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this new standard, a parent company that ceases to have a controlling financial interest in a foreign subsidiary or group of assets within a foreign entity shall release any related cumulative translation adjustment into net income only if a sale or transfer results in complete or substantially complete liquidation of the foreign entity. This standard, which applies prospectively, became effective for the Company beginning January 1, 2014. The adoption of this standard does not have a material effect on the consolidated financial statements.

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

INDEX

The Company has operations in Ontario, Canada, the United Kingdom, Belgium, Japan, Beijing, Hong Kong and Singapore and, accordingly, the earnings and cash flows generated from these operations are subject to foreign currency exchange risk.

The Alberta, Canada joint venture partnership operates in Canada and remits the Company's share of partnership income in Canadian dollars. Accordingly, the cash flow received from this affiliate is subject to foreign currency exchange risk.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended March 31, 2014, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 – January 31	0.5	$91.19	0.5	$1,017.1
February 1 – February 28	0.4	90.74	0.4	982.2
March 1 – March 31	0.3	95.21	0.3	950.8
	1.2	$92.18	1.2

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of December 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase up to $1,058.5 of Company common stock based on settled trades as of that date. As of March 31, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $950.8 of Company common stock based on settled trades as of that date. The repurchase authorization has no expiration date.

Item 5. Other Information

On March 25, 2014, the Company announced the appointment of Glenn A. Eisenberg as Executive Vice President and Chief Financial Officer, effective June 16, 2014.

Mr. Eisenberg, age 52, received his Bachelors of Arts degree from Tulane University in 1982 and his Master of Business Administration from Georgia State University in 1988. Since 2002 he has served as the Executive Vice President, Finance and Administration and Chief Financial Officer at The Timken Company, a $4.3 billion leading global manufacturer of highly engineered bearings and alloy steels and related products and services.  Previously, he served as President and Chief Operating Officer of United Dominion Industries, now a subsidiary of SPX Corporation after working in several roles in finance, including Executive Vice President and Chief Financial Officer of United Dominion.  Mr. Eisenberg serves on the boards of directors of Family Dollar Stores Inc., where he chairs the Audit Committee, and Alpha Natural Resources Inc., where he is the lead independent director and chairs the Nominating and Corporate Governance Committee.

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

April 29, 2014