Form 10-Q
period 2014-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2014-07-29
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR
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

The number of shares outstanding of the issuer's common stock is 84.9 million shares, net of treasury stock as of July 24, 2014.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	33

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$479.5	$404.0
Accounts receivable, net of allowance for doubtful accounts of $204.2 and $198.3 at June 30, 2014 and December 31, 2013, respectively	832.6	784.7
Supplies inventories	134.5	136.5
Prepaid expenses and other	115.2	106.9
Deferred income taxes	4.1	—
Total current assets	1,565.9	1,432.1
Property, plant and equipment, net	741.2	707.4
Goodwill, net	3,069.2	3,022.8
Intangible assets, net	1,545.8	1,572.0
Joint venture partnerships and equity method investments	96.5	88.5
Other assets, net	126.2	143.1
Total assets	$7,144.8	$6,965.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280.6	$304.5
Accrued expenses and other	362.6	310.0
Deferred income taxes	—	9.9
Short-term borrowings and current portion of long-term debt	97.6	111.3
Total current liabilities	740.8	735.7

Long-term debt, less current portion	2,909.9	2,889.1
Deferred income taxes and other tax liabilities	568.6	563.9
Other liabilities	249.8	266.5
Total liabilities	4,469.1	4,455.2
Commitments and contingent liabilities
Noncontrolling interest	19.3	19.4
Shareholders’ equity:
Common stock, 84.9 and 85.7 shares outstanding at June 30, 2014 and December 31, 2013, respectively	10.4	10.5
Additional paid-in capital	—	—
Retained earnings	3,553.0	3,373.5
Less common stock held in treasury	(965.5)	(958.9)
Accumulated other comprehensive income	58.5	66.2
Total shareholders’ equity	2,656.4	2,491.3
Total liabilities and shareholders’ equity	$7,144.8	$6,965.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,516.4	$1,468.2	$2,947.1	$2,909.1
Cost of sales	947.8	890.9	1,861.7	1,759.6
Gross profit	568.6	577.3	1,085.4	1,149.5
Selling, general and administrative expenses	297.9	280.9	582.8	564.1
Amortization of intangibles and other assets	22.0	20.5	43.0	40.0
Restructuring and other special charges	2.0	6.6	9.6	14.1
Operating income	246.7	269.3	450.0	531.3
Other income (expenses):
Interest expense	(25.8)	(23.1)	(51.5)	(47.6)
Equity method income, net	3.7	4.4	6.7	8.7
Investment income	0.4	0.2	0.6	0.4
Other, net	7.5	(0.8)	14.4	(1.4)
Earnings before income taxes	232.5	250.0	420.2	491.4
Provision for income taxes	90.8	97.7	165.0	191.4
Net earnings	141.7	152.3	255.2	300.0
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.4)	(0.8)	(0.8)
Net earnings attributable to Laboratory Corporation of America Holdings	$141.3	$151.9	$254.4	$299.2

Basic earnings per common share	$1.67	$1.65	$3.00	$3.24
Diluted earnings per common share	$1.64	$1.62	$2.94	$3.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$141.7	$152.3	$255.2	$300.0

Foreign currency translation adjustments	35.5	(31.4)	(0.5)	(59.1)
Net benefit plan adjustments	2.2	3.3	4.5	6.5
Investment adjustments	(15.8)	—	(16.4)	—
Other comprehensive loss before tax	21.9	(28.1)	(12.4)	(52.6)
Provision for income tax related to items of comprehensive earnings	(8.9)	11.0	4.7	19.9
Other comprehensive loss, net of tax	13.0	(17.1)	(7.7)	(32.7)
Comprehensive earnings	154.7	135.2	247.5	267.3
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.4)	(0.8)	(0.8)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$154.3	$134.8	$246.7	$266.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2012	$11.3	$—	$3,588.5	$(951.8)	$69.4	$2,717.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	299.2	—	—	299.2
Other comprehensive earnings, net of tax	—	—	—	—	(32.7)	(32.7)
Issuance of common stock under employee stock plans	0.2	130.9	—	—	—	131.1
Surrender of restricted stock and performance share awards	—	—	—	(7.1)	—	(7.1)
Conversion of zero-coupon convertible debt	—	4.7	—	—	—	4.7
Stock compensation	—	22.1	—	—	—	22.1
Income tax benefit from stock options exercised	—	7.9	—	—	—	7.9
Purchase of common stock	(0.5)	(165.6)	(313.1)	—	—	(479.2)
BALANCE AT JUNE 30, 2013	$11.0	$—	$3,574.6	$(958.9)	$36.7	$2,663.4

BALANCE AT DECEMBER 31, 2013	$10.5	$—	$3,373.5	$(958.9)	$66.2	$2,491.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	254.4	—	—	254.4
Other comprehensive earnings, net of tax	—	—	—	—	(7.7)	(7.7)
Issuance of common stock under employee stock plans	—	58.9	—	—	—	58.9
Surrender of restricted stock and performance share awards	—	—	—	(6.6)	—	(6.6)
Conversion of zero-coupon convertible debt	—	4.5	—	—	—	4.5
Stock compensation	—	23.6	—	—	—	23.6
Income tax benefit from stock options exercised	—	2.2	—	—	—	2.2
Purchase of common stock	(0.1)	(89.2)	(74.9)	—	—	(164.2)
BALANCE AT JUNE 30, 2014	$10.4	$—	$3,553.0	$(965.5)	$58.5	$2,656.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$255.2	$300.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	123.5	112.4
Stock compensation	23.6	22.1
(Gain)/loss on sale of assets	(16.2)	0.7
Accrued interest on zero-coupon subordinated notes	1.1	1.2
Earnings in excess of distributions from equity method investments	(3.2)	(3.7)
Deferred income taxes	(1.1)	28.3
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(48.0)	(99.7)
(Increase) decrease in inventories	3.4	(5.7)
(Increase) decrease in prepaid expenses and other	24.3	(0.9)
Increase (decrease) in accounts payable	(25.7)	16.9
Increase (decrease) in accrued expenses and other	12.8	(35.8)
Net cash provided by operating activities	349.7	335.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(104.6)	(90.5)
Proceeds from sale of assets	0.3	0.4
Proceeds from sale of investment	31.3	—
Investments in equity affiliates	(8.5)	(3.3)
Acquisition of businesses, net of cash acquired	(65.7)	(106.2)
Net cash used for investing activities	(147.2)	(199.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	255.0
Payments on revolving credit facilities	—	(30.0)
Payments on zero-coupon subordinated notes	(15.9)	(21.3)
Payments on long-term debt	—	(350.0)
Payment of debt issuance costs	(0.1)	—
Noncontrolling interest distributions	(0.6)	(0.4)
Deferred payments on acquisitions	(3.5)	—
Payments on long-term lease obligations	(0.2)	—
Excess tax benefits from stock based compensation	2.2	7.9
Net proceeds from issuance of stock to employees	58.9	131.1
Purchase of common stock	(164.2)	(479.2)
Net cash used for financing activities	(123.4)	(486.9)
Effect of exchange rate changes on cash and cash equivalents	(3.6)	(4.8)
Net increase (decrease) in cash and cash equivalents	75.5	(355.5)
Cash and cash equivalents at beginning of period	404.0	466.8
Cash and cash equivalents at end of period	$479.5	$111.3

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

In April 2014, the FASB issued a new accounting standard on discontinued operations that significantly changes criteria for discontinued operations and disclosures for disposals. Under this new standard, to be a discontinued operation, a component or group of components must represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Expanded disclosures for discontinued operations include more details about earnings and balance sheet accounts, total operating and investing cash flows, and cash flows resulting from continuing involvement. The guidance is to be applied prospectively to all new disposals of components and new classifications as held for sale beginning in 2015, with early adoption allowed in 2014. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued the converged standard on revenue recognition with the objective to provide a single, comprehensive model for all contracts with customers to improve comparability. The standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The revenue standard is effective for the Company beginning January 1, 2017. The Company is currently evaluating the expected impact of the standard.

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

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$141.3	84.7	$1.67	$151.9	92.0	$1.65	$254.4	84.9	$3.00	$299.2	92.5	$3.24
Dilutive effect of employee stock options and awards	—	1.1		—	1.1		—	1.0		—	1.0
Effect of convertible debt	—	0.5		—	0.6		—	0.5		—	0.6
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$141.3	86.3	$1.64	$151.9	93.7	$1.62	$254.4	86.4	$2.94	$299.2	94.1	$3.18

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	—	0.3	0.1	0.5

3.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first six months of 2014, the Company recorded net restructuring charges of $9.6. The charges were comprised of $5.2 related to severance and other personnel costs along with $5.1 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.2 in unused severance and $0.5 in unused facility-related costs.

In addition, during the second quarter of 2014, the Company recorded $4.7 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of its business process improvement initiative as well as one-time CFO transition costs.

During the first six months of 2013, the Company recorded net restructuring charges of $14.1. The charges were comprised of $10.1 related to severance and other personnel costs along with $6.3 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.6 in unused severance and $1.7 in unused facility-related costs.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents the Company’s restructuring reserve activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2013	$0.8	$24.9	$25.7
Restructuring charges	5.2	5.1	10.3
Reduction of prior restructuring accruals	(0.2)	(0.5)	(0.7)
Cash payments and other adjustments	(4.7)	(6.4)	(11.1)
Balance as of June 30, 2014	$1.1	$23.1	$24.2
Current			$9.9
Non-current			14.3
			$24.2

4.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2014 and for the year ended December 31, 2013 are as follows:

	Clinical Diagnostics Laboratory Segment		Other Segment		Total
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Balance as of January 1	$2,960.2	$2,857.1	$62.6	$44.6	$3,022.8	$2,901.7
Goodwill acquired during the period	46.7	107.5	—	19.5	46.7	127.0
Adjustments to goodwill	—	(4.4)	(0.3)	(1.5)	(0.3)	(5.9)
Balance at end of period	$3,006.9	$2,960.2	$62.3	$62.6	$3,069.2	$3,022.8

The components of identifiable intangible assets are as follows:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,340.0	$(576.2)	$763.8	$1,327.0	$(545.1)	$781.9
Patents, licenses and technology	120.7	(90.5)	30.2	116.2	(85.4)	30.8
Non-compete agreements	44.7	(28.5)	16.2	41.6	(25.3)	16.3
Trade names	131.5	(87.3)	44.2	131.4	(83.0)	48.4
Canadian licenses	691.4	—	691.4	694.6	—	694.6
	$2,328.3	$(782.5)	$1,545.8	$2,310.8	$(738.8)	$1,572.0

Amortization of intangible assets for the three and six month periods ended June 30, 2014 was $22.0 and $43.0, respectively; and $20.5 and $40.0 for the three and six month periods ended June 30, 2013, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $42.6 for the remainder of fiscal 2014, $82.6 in fiscal 2015, $77.3 in fiscal 2016, $70.1 in fiscal 2017, $59.3 in fiscal 2018 and $500.7 thereafter.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

5.	DEBT

Short-term borrowings and the current portion of long-term debt at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Zero-coupon convertible subordinated notes	$95.9	$110.8
Current portion of capital leases	1.7	0.5
Total short-term borrowings and current portion of long-term debt	$97.6	$111.3

Long-term debt at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
5.625% senior notes due 2015	$250.0	$250.0
3.125% senior notes due 2016	325.0	325.0
2.20% senior notes due 2017	500.0	500.0
2.50% senior notes due 2018	400.0	400.0
4.625% senior notes due 2020	613.4	600.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
Capital leases	21.5	14.1
Total long-term debt	$2,909.9	$2,889.1

Senior Notes

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $13.4 at June 30, 2014.

Zero-Coupon Subordinated Notes

During the six months ended June 30, 2014, the Company settled notices to convert $18.5 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $24.0. The total cash used for these settlements was $15.9 and the Company also issued 0.1 additional shares of common stock.

On March 11, 2014, the Company announced that for the period from March 12, 2014 to September 11, 2014, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 6, 2014, in addition to the continued accrual of the original issue discount.

On July 1, 2014, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2014, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Tuesday, September 30, 2014. If notices of conversion are received, the Company plans to settle the cash

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

portion of the conversion obligation (i.e. the accreted principal amount of the securities to be converted) with cash on hand and/or borrowings under the revolving credit facility (the "Revolving Credit Facility"). The remaining amount, if any, will be settled with shares of common stock.

Credit Facilities

On December 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a five-year $1,000.0 senior unsecured Revolving Credit Facility with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at June 30, 2014 and December 31, 2013 were $0.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services. As of June 30, 2014, the effective interest rate on the Revolving Credit Facility was 1.13%.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement as of June 30, 2014. As of June 30, 2014, the ratio of total debt to consolidated EBITDA was 2.51 to 1.0.

6. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2014.

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2013	108.1	(22.4)	85.7
Common stock issued under employee stock plans	0.9	—	0.9
Common stock issued upon conversion of zero-coupon subordinated notes	0.1	—	0.1
Surrender of restricted stock and performance share awards	—	(0.1)	(0.1)
Retirement of common stock	(1.7)	—	(1.7)
Common shares at June 30, 2014	107.4	(22.5)	84.9

Share Repurchase Program

As of December 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase up to $1,058.5 of Company common stock based on settled trades as of that date. During the six months ended June 30, 2014, the Company purchased 1.7 shares of its common stock at a total cost of $164.2. As of June 30, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $894.4 of Company common stock based on settled trades as of that date.

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gains and Losses on Available for Sale Securities	Accumulated Other Comprehensive Earnings
Balance at December 31, 2013	$123.2	$(67.1)	$10.1	$66.2
Other comprehensive income before reclassifications	(0.5)	1.1	3.9	4.5
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statement of Operations (a) (b)	—	3.4	(20.3)	(16.9)
Tax effect of adjustments	0.2	(1.8)	6.3	4.7
Balance at June 30, 2014	$122.9	$(64.4)	$—	$58.5

(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. See Note 9 (Pension and Post-retirement Plans) below for additional information regarding the Company's net periodic benefit cost.
(b) The gain on sale of available for sale securities is included in Other, net on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014.

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

The gross unrecognized income tax benefits were $25.6 and $25.6 at June 30, 2014 and December 31, 2013, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of June 30, 2014 and December 31, 2013, $25.6 and $25.6, respectively, are the approximate amounts of unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.1 and $9.3 as of June 30, 2014 and December 31, 2013, respectively.

The valuation allowance provided as a reserve against certain deferred tax assets is $18.0 and $16.5 as of June 30, 2014 and December 31, 2013, respectively. In the first quarter of 2014, a full valuation allowance was established for the Company's write off of a cost basis investment.

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

Many of the current claims and legal actions against the Company are at preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company records an aggregate legal reserve, which is determined using actuarial calculations based on historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with FASB Accounting Standards Codification Topic 450, “Contingencies”, the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish separate reserves.

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

As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. (“Hunter Labs Settlement Agreement”), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payers. With stakeholder input, DHCS established data elements and a format for laboratories to report payment data from comparable third-party payers. After reviewing the submitted data, DHCS will propose new reimbursement rates and solicit stakeholder input before their implementation. The bill provides that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10% payment reduction imposed by statute in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80% of the lowest maximum allowance established under the federal Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this new California legislation terminated the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement.  On March 28, 2014, Assembly Bill No. 1124 extended the implementation deadline of new regulations until June 30, 2016. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.

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
On May 2, 2013, the Company was served with a False Claims Act lawsuit, State of Georgia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the State Court of Fulton County, Georgia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Georgia's Medicaid program. The case was removed to the United States District Court for the Northern District of Georgia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The government filed a notice declining to intervene in the case. On March 14, 2014, the Company's Motion to Dismiss was granted. The Plaintiffs have filed a motion seeking leave to replead their complaint. The Company will vigorously defend the lawsuit.

On August 19, 2013, the Company was served with a False Claims Act lawsuit, Commonwealth of Virginia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the Circuit Court of Fairfax County, Virginia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Virginia’s Medicaid program. The case was removed to the United States District Court for the Eastern District of Virginia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The government filed a notice declining to intervene in the case. The Company's Motion to Dismiss was granted and the Plaintiffs were granted the right to replead their complaint. An amended complaint was filed and the Company's Motion to Dismiss was granted on March 18, 2014. The Plaintiffs have filed a notice of appeal. The Company will vigorously defend the lawsuit on appeal.

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

The Company is also a defendant in two additional putative class action lawsuits alleging similar claims to the Bohlander/Andres consolidated lawsuit. The lawsuit Rachel Rabanes v. California Laboratory Sciences, LLC, et al., was filed in April 2014 in the Superior Court of California for the County of Los Angeles, and the lawsuit Rita Varsam v. Laboratory Corporation of America DBA LabCorp, was filed in June 2014 in the Superior Court of California for the County of San Diego. In these lawsuits, the Plaintiffs allege on behalf of similarly situated employees that the Company failed to pay overtime, failed to provide meal and rest breaks, and committed other violations of the California Labor Code. The complaints seek monetary damages, civil penalties, costs, injunctive relief, and attorney's fees. The Company will vigorously defend these lawsuits.
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

On July 3, 2012, the Company was served with a lawsuit, John Wisekal, as Personal Representative of the Estate of Darien Wisekal v. Laboratory Corporation of America Holdings and Glenda C. Mixon, filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The lawsuit alleges that the Company misread a Pap test. The case was removed to the United States District Court for the Southern District of Florida. The matter was tried to a jury beginning on April 1, 2014. On April 17, 2014, the jury returned a verdict in Plaintiff’s favor in the amount of $20.8, with non-economic damages reduced by 25% to account for the Plaintiff's negligence, for a final verdict of $15.8. The Company filed post-trial motions. On July 28, 2014, the Court granted the Company’s Motion for Remittitur and reduced the jury’s non-economic damages award to $5.0, reduced by 25.0% for the Plaintiff’s negligence. Accordingly, the total judgment is $4.4. The Plaintiff has ten days to accept the remitted amounts, or the Court will order a new trial on the issue of damages only.

On June 17, 2014, the Company was served with a putative class action lawsuit, Michael Dickerson v. Laboratory Corporation of America, Inc. filed in the United States District Court for the Middle District of Florida. The complaint alleges that the Company violated the federal Telephone Consumer Protection Act (“TCPA”) by placing non-emergency telephone calls to cellular telephones without the recipients’ prior consent or permission. The lawsuit seeks the greater of actual damages or the sum of $0.0005 for each violation, subject to trebling under TCPA, and injunctive relief. The Company will vigorously defend the lawsuit.
On July 9, 2014, the Company was served with a putative class action lawsuit, Christopher W. Legg, et al. v. Laboratory Corporation of America, filed in the United States District Court for the Southern District of Florida. The complaint alleges that the Company violated the Fair and Accurate Credit Transactions Act (“FACTA”) by allegedly providing credit card expiration date information on an electronically printed credit card receipt. The lawsuit seeks statutory and punitive damages, injunctive relief, and attorney’s fees. The Company will vigorously defend the lawsuit.
Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of June 30, 2014, the Company had provided letters of credit aggregating approximately $42.5, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

9.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $12.8 and $12.2 for the three months ended June 30, 2014 and 2013, respectively, and $26.2 and $25.1 for the six months ended June 30, 2014 and 2013, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost for benefits earned	$0.8	$0.6	$1.7	$1.2
Interest cost on benefit obligation	4.2	3.7	8.1	7.4
Expected return on plan assets	(4.6)	(4.3)	(9.0)	(8.6)
Net amortization and deferral	1.6	3.0	3.4	6.0
Defined benefit plan costs	$2.0	$3.0	$4.2	$6.0

During the six months ended June 30, 2014, the Company contributed $4.1 to the Company Plan.

The Company has assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost for benefits earned	$—	$0.1	$0.1	$0.2
Interest cost on benefit obligation	0.5	0.7	0.9	1.3
Net amortization and deferral	(2.0)	0.3	(3.9)	0.5
Post-retirement medical plan (benefit) costs	$(1.5)	$1.1	$(2.9)	$2.0

10.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2014 and December 31, 2013 is as follows:

		Fair Value Measurements as of
	Fair Value as of	June 30, 2014
		Using Fair Value Hierarchy
	June 30, 2014	Level 1	Level 2	Level 3
Noncontrolling interest put	$19.3	$—	$19.3	$—
Interest rate swap	13.4	—	13.4	—
Cash surrender value of life insurance policies	36.1	—	36.1	—
Deferred compensation liability	40.3	—	40.3	—
Investment in equity securities	—	—	—	—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2013
		Using Fair Value Hierarchy
	December 31, 2013	Level 1	Level 2	Level 3
Noncontrolling interest put	$19.4	$—	$19.4	$—
Interest rate swap	—	—	—	—
Cash surrender value of life insurance policies	35.1	—	35.1	—
Deferred compensation liability	36.3	—	36.3	—
Investment in equity securities	26.3	26.3	—	—

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

The Company offers certain employees the opportunity to participate in a deferred compensation plan (DCP). A participant's deferrals are allocated by the participant to one or more of 16 measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant's investment accounts, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of these policies are based upon earnings and changes in the value of the underlying investments,which are typically invested in a manner similar to the participants' allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $154.1 and $155.5 as of June 30, 2014 and December 31, 2013, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $2,976.3 and $2,907.8 as of June 30, 2014 and December 31, 2013, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs. During the second quarter of 2014, the Company sold its remaining investment in an equity security. Prior to sale, the Company's investment in equity securities was classified within Level 1, as the fair market value of this instrument was determined using observable inputs.

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

Interest Rate Swap

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $13.4 and $0.0 at June 30, 2014 and December 31, 2014, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Company believes these embedded derivatives had no fair value at June 30, 2014 and December 31, 2013. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2014	2013
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$55.8	$50.5
Income taxes, net of refunds	111.1	164.3
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$6.6	$4.6
Conversion of zero-coupon convertible debt	8.1	10.3
Assets acquired under capital leases	8.8	—
Increase (decrease) accrued property, plant and equipment	(2.7)	0.5

13.	BUSINESS ACQUISITIONS

During the six months ended June 30, 2014, the Company acquired various laboratories and related assets for approximately $65.7 in cash (net of cash acquired). The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $15.6 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $46.7. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.

14.	BUSINESS SEGMENT INFORMATION

The following table is a summary of segment information for the three and six months ended June 30, 2014 and 2013. Segment asset information is not presented because it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Note 1 (Basis of Financial Statement Presentation) above to the interim consolidated financial statements.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net revenues:
Clinical diagnostics laboratory	$1,431.3	$1,381.6	$2,781.6	$2,735.6
Other	85.1	86.6	165.5	173.5
Total net revenues	1,516.4	1,468.2	2,947.1	2,909.1

Operating earnings (loss):
Clinical diagnostics laboratory	375.8	380.1	706.7	754.3
Other	22.8	23.2	43.4	47.7
General corporate expenses	(151.9)	(134.0)	(300.1)	(270.7)
Total operating income	246.7	269.3	450.0	531.3
Non-operating expenses, net	14.2	19.3	29.8	39.9
Earnings before income taxes	232.5	250.0	420.2	491.4
Provision for income taxes	90.8	97.7	165.0	191.4
Net earnings	141.7	152.3	255.2	300.0
Less income attributable to noncontrolling interests	(0.4)	(0.4)	(0.8)	(0.8)
Net income attributable to Laboratory Corporation of America Holdings	$141.3	$151.9	$254.4	$299.2

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

11.	failure to obtain and retain new customers or a reduction in tests ordered or specimens submitted by existing customers;

12.	changes in testing guidelines or recommendations by government agencies, medical specialty societies and other authoritative bodies affecting the utilization of laboratory tests;

13.
failure to retain or attract managed care business as a result of changes in business models, including new risk based or network approaches, or other changes in strategy or business models by managed care companies;

14.	failure to effectively integrate and/or manage newly acquired businesses and the cost related to such integrations;

15.	adverse results in litigation matters;

16.	inability to attract and retain experienced and qualified personnel;

17.	business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, or general labor unrest;

INDEX

18.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

19.	failure to maintain the Company's days sales outstanding and/or bad debt expense levels;

20.	change in the Company's credit ratings by Standard & Poor's and/or Moody's;

21.	discontinuation or recalls of existing testing products;

22.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

23.	substantial costs arising from the inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests;

24.	failure to identify and successfully close and integrate strategic acquisition targets;

25.
changes in government regulations or policies, including regulations and policies of the Food and Drug Administration, affecting the approval, availability of, and the selling and marketing of diagnostic tests;

26.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company's products and services and unsuccessful enforcement of the Company's proprietary rights;

27.
the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company's ability to develop, perform, or market the Company's tests or operate its business;

28.
failure in the Company's information technology systems including an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

29.	failure to meet required financial reporting deadlines arising from a failure of the Company's financial information systems;

30.	failure of the Company's disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

31.	liabilities that result from the inability to comply with corporate governance requirements;

32.
impact on the Company's testing volumes, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets;

33.	changes in reimbursement by foreign governments and foreign currency fluctuations; and

34.
expenses and risks associated with international operations, including but not limited to compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, as well as laws and regulations that differ from those of the United States, and economic, political, legal and other operational risks associated with foreign markets.

INDEX

GENERAL (dollars in millions, except per share data)

Net sales for the three months ended June 30, 2014 increased 3.3% in comparison to the same period in 2013. The increase was the result of test volume measured by requisition and fold-in acquisitions, which was partially offset by test and payer mix. Total test volume increased 5.3% year over year, and revenue per requisition decreased 2.0% year over year due to test and payer mix.

The Company manages its operations through two reportable segments: the Clinical diagnostics laboratory segment, which includes core testing as well as genomic and esoteric testing, and the Other segment, which consists of the portion of the Company's non-U.S. clinical diagnostic laboratory operations in Ontario, Canada, which is reviewed separately by corporate management for the purposes of allocation of resources. The Clinical diagnostics laboratory segment results of operations have been negatively impacted by Medicare payment reductions and test mix. Operating results for the Other segment have declined as compared to 2013, primarily due to the impact of the stronger U.S. dollar in 2014 as compared with 2013, along with reductions in government payments.

As a result of new molecular pathology codes being implemented beginning in 2013, the Company experienced considerable delays in payer responses on this group of claims. As payments and responses were received and processed and as more specific payer information became known, two trends emerged. First, certain payers stated that they would not pay for or cover the new codes for various reasons. Second, many payers adopted new coverage or approval requirements for the codes, causing delays in payment and higher risk of non-payment. The Company continues to work with payers to address the coverage issues for this valuable testing. Through the second quarter of 2014, the Company has experienced some improvement through its negotiations, but there has been no substantial improvement to the overall financial impact on net sales and accounts receivable write-offs during the first half of 2014 as compared to the same period in 2013.

A significant portion of the Company’s bad debt expense is related to accounts receivable from patients. The Company has seen growth in the amount of its patient accounts receivable, although this trend has begun to moderate as more uninsured individuals gain access to healthcare insurance as part of the Affordable Care Act ("ACA"). Due to the relative newness of the health plan offerings under the ACA and the lack of visibility by the Company into the membership composition of these new plans, the impact on patient responsibility is not clear at the present time. The Company believes its current allowance for doubtful accounts is sufficient to properly record its accounts receivable at their estimated net realizable value. Should there be, however, a shift towards increased patient responsibility, the Company may need to increase its allowance for doubtful accounts and bad debt expense in future periods.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Net Sales

	Three Months Ended June 30,
	2014	2013	Change
Net sales
Clinical diagnostics laboratory:
Core Testing	$925.4	$873.1	6.0%
Genomic and Esoteric Testing	505.9	508.5	(0.5)%
Other	85.1	86.6	(1.7)%
Total	$1,516.4	$1,468.2	3.3%

INDEX

	Three Months Ended June 30,
	2014	2013	Change
Volume (Number of Requisitions)
Clinical diagnostics laboratory:
Core Testing	23.7	22.4	5.5%
Genomic and Esoteric Testing	8.3	7.9	4.9%
Other	2.7	2.6	4.9%
Total	34.7	32.9	5.3%

	Three Months Ended June 30,
	2014	2013	Change
Revenue Per Requisition
Clinical diagnostics laboratory:
Core Testing	$39.06	$38.88	0.5%
Genomic and Esoteric Testing	61.30	64.66	(5.2)%
Other	30.93	32.99	(6.2)%
Total	$43.70	$44.57	(2.0)%

The increase in net sales for the three months ended June 30, 2014 as compared with the corresponding period in 2013 was driven by growth in test volume measured by requisitions and fold-in acquisitions. The decline in revenue per requisition in genomic and esoteric testing is a primarily the result of a change in the mix of tests within those categories. Net sales of the Other segment were $85.1 for the three months ended June 30, 2014 compared to $86.6 in the corresponding period in 2013, a decrease of $1.5, or 1.7%. Net sales in this segment were negatively impacted by a stronger U.S. dollar in 2014 as compared with 2013, along with reductions in government payments. In local currency, net sales of the Other segment increased by 4.8% driven primarily by fold-in acquisitions, partially offset by government payment reductions.

Cost of Sales

	Three Months Ended June 30,
	2014	2013	Change
Cost of sales	$947.8	$890.9	6.4%
Cost of sales as a % of sales	62.5%	60.7%

Cost of sales (primarily laboratory and distribution costs) increased 6.4% during the three months ended June 30, 2014 as compared with the corresponding period in 2013 period primarily due to increased test volumes, test mix changes and cost inflation. As a percentage of net sales, cost of sales increased to 62.5% in 2014 from 60.7% in 2013 due to test and payer mix.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2014	2013	Change
Selling, general and administrative expenses	$297.9	$280.9	6.1%
Selling, general and administrative expenses as a % of sales	19.6%	19.1%

Selling, general and administrative expenses as a percentage of net sales increased to 19.6% during the three months ended June 30, 2014 as compared to 19.1% during the corresponding period in 2013. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to an increase in the Company's bad debt rate. Bad debt expense was 4.7% of net sales during the three months ended June 30, 2014 as compared to 4.3% during the corresponding period in 2013. In addition, during the three months ended June 30, 2014, the Company recorded $4.7 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of its business process improvement initiative as well as one-time CFO transition costs.

INDEX

Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2014	2013	Change
Amortization of intangibles and other assets	$22.0	$20.5	7.3%

The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions that closed during the last six months of 2013 and the first six months of 2014.

Restructuring and Other Special Charges

	Three Months Ended June 30,
	2014	2013	Change
Restructuring and other special charges	$2.0	$6.6	(69.7)%

During the three months ended June 30, 2014, the Company recorded net restructuring charges of $2.0. These charges were comprised of $2.5 related to severance and other personnel costs along with $0.1 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.1 in unused severance and other personnel costs and $0.5 in unused facility-related costs.

From time to time, the Company implements cost savings initiatives. These initiatives may result from the integration of recently acquired businesses and from reducing the number of facilities and employees in an effort to balance the Company's cost of operations with current test volume trends while maintaining the high quality of its services that the marketplace demands. It is difficult to determine the nature, timing and extent of these activities until adequate planning has been completed and reviewed. The economic conditions being experienced in the United States and globally have had an impact on the Company's volume. The Company believes that any restructuring costs which may be incurred in 2014 will be more than offset by subsequent savings realized from these potential cost saving actions and that any related restructuring charges will not have a material impact on the Company's operations or liquidity.

Interest Expense

	Three Months Ended June 30,
	2014	2013	Change
Interest expense	$25.8	$23.1	11.7%

The increase in interest expense for the three months ended June 30, 2014 as compared with corresponding period in 2013 is primarily due to the issuance of $700.0 of senior notes in November 2013. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Revolving Credit Facility. The senior notes have an effective weighted-average interest rate of 3.5%, compared to the effective rate of 1.24% on the Company's Revolving Credit Facility outstanding during the second quarter of 2013. This increase was also partially offset by a decrease in interest expense on the senior notes due 2020 as a result of entering into two fixed-to-variable interest rate swap agreements in the third quarter of 2013.

Equity Method Income

	Three Months Ended June 30,
	2014	2013	Change
Equity method income	$3.7	$4.4	(15.9)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The decrease in income during the three months ended June 30, 2014 compared with the corresponding period in 2013 is primarily the result of a decline in profitability of one of the Company's joint venture partnerships due to a challenging business climate.

INDEX

Other, net

	Three Months Ended June 30,
	2014	2013	Change
Other, net	$7.5	$(0.8)	1,037.5%

Other, net for the three months ended June 30, 2014, represents the Company's gain on the sale of its remaining investment in an equity security.

Income Tax Expense

	Three Months Ended June 30,
	2014	2013	Change
Income tax expense	$90.8	$97.7	(7.1)%
Income tax expense as a % of income before tax	39.1%	39.1%

Income tax expense for the three months ended June 30, 2014 was $6.9 lower than the comparable period in 2013 due to lower earnings before income taxes in the 2014 period.  The effective income tax rate remained comparable for both periods.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Net Sales

	Six Months Ended June 30,
	2014	2013	Change
Net sales
Clinical diagnostics laboratory:
Routine Testing	$1,790.5	$1,699.9	5.3%
Genomic and Esoteric Testing	991.1	1,035.7	(4.3)%
Other	165.5	173.5	(4.6)%
Total	$2,947.1	$2,909.1	1.3%

	Number of Requisitions Six Months Ended June 30,
	2014	2013	Change
Volume
Clinical diagnostics laboratory:
Routine Testing	46.2	44.5	4.0%
Genomic and Esoteric Testing	16.0	15.4	3.8%
Other	5.3	5.0	5.0%
Total	67.5	64.9	4.0%

INDEX

	Six Months Ended June 30,
	2014	2013	Change
Revenue Per Requisition
Clinical diagnostics laboratory:
Routine Testing	$38.72	$38.22	1.3%
Genomic and Esoteric Testing	61.84	67.07	(7.8)%
Other	31.52	34.70	(9.2)%
Total	$43.65	$44.81	(2.6)%

The increase in net sales for the six months ended June 30, 2014 as compared with the corresponding period in 2013 was driven primarily by growth in test volume measured by requisition and fold-in acquisitions, partially offset by test and payer mix. The decline in revenue per requisition in genomic and esoteric testing is a result of a change in the mix of tests within those categories. Net sales of the Other segment were $165.5 for the six months ended June 30, 2014 compared to $173.5 in the corresponding period in 2013, a decrease of $8.0, or 4.6%. Net sales in this segment were negatively impacted by a stronger U.S. dollar in 2014 as compared with 2013, along with reductions in government payments. In local currency, net sales of the Other segment increased by 3.0% driven primarily by fold-in acquisitions, offset by government payment reductions.

Cost of Sales

	Six Months Ended June 30,
	2014	2013	Change
Cost of sales	$1,861.7	$1,759.6	5.8%
Cost of sales as a % of sales	63.2%	60.5%

Cost of sales (primarily laboratory and distribution costs) increased 5.8% during the six months ended June 30, 2014 as compared with the corresponding period in 2013 period primarily due to increased test volumes, test mix changes and cost inflation. As a percentage of net sales, cost of sales increased to 63.2% during the six months ended June 30, 2014 from 60.5% during the corresponding period in 2013 due to government payment reductions and test and payer mix.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2014	2013	Change
Selling, general and administrative expenses	$582.8	$564.1	3.3%
Selling, general and administrative expenses as a % of sales	19.8%	19.4%

Selling, general and administrative expenses as a percentage of net sales increased to 19.8% during the six months ended June 30, 2014 compared to 19.4% during the corresponding period in 2013. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to an increase in the Company's bad debt rate. Bad debt expense increased to 4.7% of net sales during the six months ended June 30, 2014 as compared with 4.3% during the corresponding period in 2013. In addition, during the six months ended June 30, 2014, the Company recorded $4.7 in consulting expenses (recorded in selling, general and administrative) relating to fees incurred as part of its business process improvement initiative as well as one-time CFO transition costs.

Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2014	2013	Change
Amortization of intangibles and other assets	$43.0	$40.0	7.5%

The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions that closed during the last six months of 2013 and the first six months of 2014.

INDEX

Restructuring and Other Special Charges

	Six Months Ended June 30,
	2014	2013	Change
Restructuring and other special charges	$9.6	$14.1	(31.9)%

During the six months ended June 30, 2014, the Company recorded net restructuring charges of $9.6. The charges were comprised of $5.2 in severance and other personnel costs along with $5.1 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.2 in unused severance and other personnel costs and $0.5 in unused facility-related costs.

During the six months ended June 30, 2013, the Company recorded net restructuring charges of $14.1. The charges were comprised of $10.1 in severance and other personnel costs along with $6.3 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.6 in unused severance and $1.7 in unused facility-related costs.

Interest Expense

	Six Months Ended June 30,
	2014	2013	Change
Interest expense	$51.5	$47.6	8.2%

The increase in interest expense for the six months ended June 30, 2014 as compared with the corresponding period in 2013 is primarily due to the issuance of $700.0 of senior notes in November 2013. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Revolving Credit Facility. The senior notes have an effective weighted-average interest rate of 3.5%, compared to the effective rate of 1.24% on the Company's Revolving Credit Facility outstanding during the second quarter of 2013. This increase was also partially offset by a decrease in interest expense on the senior notes due 2020 as a result of entering into two fixed-to-variable interest rate swap agreements in the third quarter of 2013.

Equity Method Income

	Six Months Ended June 30,
	2014	2013	Change
Equity method income	$6.7	$8.7	(23.0)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The decrease in incomes during the six months ended June 30, 2014 compared with the corresponding period in 2013 is primarily the result of a decline in profitability of one of the Company's joint venture partnerships due to a challenging business climate.

Other, net

	Six Months Ended June 30,
	2014	2013	Change
Other, net	$14.4	$(1.4)	1,128.6%

Other, net for the six months ended June 30, 2014, represents the Company's gain on the sale of its investment in an equity security, partially offset by the impairment of another investment.

Income Tax Expense

	Six Months Ended June 30,
	2014	2013	Change
Income tax expense	$165.0	$191.4	(13.8)%
Income tax expense as a % of income before tax	39.3%	39.0%

INDEX

The increase in the effective rate for 2014 compared with 2013 is primarily the result of the R&D tax credit. The 2013 effective tax rate included a favorable full year R&D tax credit adjustment relating to calendar year 2012 under The American Taxpayer Relief Act of 2012, which was signed into law on January 3, 2013 and which reinstated the expired R&D tax credit, as well as the impact of the estimated 2013 R&D tax credit. The R&D tax credit expired on December 31, 2013, which was one factor impacting the increase in the 2014 effective tax rate. Additionally, the 2014 effective tax rate increased due to a full valuation allowance for a write-off of one of the Company's investment, which is offset by a lower state and local income tax rate compared to the six months ended June 30, 2013.

 LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. This cash-generating capability is one of the Company's fundamental strengths and provides substantial financial flexibility in meeting operating, investing and financing needs. The Company's senior unsecured Revolving Credit Facility is further discussed in Note 5 (Debt) to the Company's Unaudited Condensed Consolidated Financial Statements.
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
During the third quarter of 2013, the Company entered into fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $13.4 and $0.0 at June 30, 2014 and December 31, 2014, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's Consolidated Statements of Operations.

The Company has discussed its intention to increase its ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) over time from 2.0 to 1.0, as of December 2012, to 2.5 to 1.0. As of June 30, 2014, the ratio of total debt to consolidated EBITDA was 2.51 to 1.0. Based upon current market conditions, the Company believes that it can maintain this ratio through the use of its Revolving Credit Facility and its ready access to debt capital markets. The Company believes that its cash from operations, in combination with cash on hand and borrowing capacity, will be sufficient to satisfy its obligations in 2014 and beyond.

Operating Activities

During the six months ended June 30, 2014 and 2013, the Company's operations provided $349.7 and $335.8 of cash, respectively, reflecting the Company's solid business results. The increase in cash provided from operations in 2014 as compared with the corresponding 2013 period is primarily due to timing of certain working capital items. The Company continues to focus on efforts to increase cash collections from all payers and to generate ongoing improvements to the claim submission processes.

Investing Activities

Capital expenditures were $104.6 and $90.5 for the six months ended June 30, 2014 and 2013, respectively. The Company expects capital expenditures of approximately $185.0 to $205.0 in 2014. The Company's projected capital expenditures are higher than historical levels due to the carryover impact of chemistry platform replacements begun in 2013. The Company will continue to pursue acquisitions to fund growth and will also continue to make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's Revolving Credit Facility, as needed.

INDEX

During the first six months of 2014, the Company received cash proceeds of $30.3 and recorded a net gain of $20.3 on the sale of an investment. The investment was one of several strategic investments the Company has made in the area of diagnostics.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at June 30, 2014 and December 31, 2013 were $0.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services. As of June 30, 2014, the effective interest rate on the Revolving Credit Facility was 1.13%.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant requiring that the Company maintain on the last day of any period for four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at June 30, 2014. As of June 30, 2014, the ratio of total debt to consolidated EBITDA was 2.51 to 1.0.

In February 2013, the Company repaid its 5.50% $350.0 senior notes due 2013 with cash on hand and $30.0 of borrowings on its Revolving Credit Facility. During the six months ended June 30, 2014, the Company settled notices to convert $18.5 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $24.0. The total cash used for these settlements was $15.9.

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

The senior notes due 2018 and senior notes due 2023 bear interest at the rate of 2.50% per annum and 4.00% per annum, respectively, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2014.

As of December 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase up to $1,058.5 of Company common stock based on settled trades as of that date. During the six months ended June 30, 2014, the Company repurchased $164.2 of stock representing 1.7 shares. As of June 30, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $894.4 of Company common stock based on settled trades as of that date.

As of June 30, 2014, the Company provided letters of credit aggregating $42.5, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

The Company had a $35.3 and $34.9 reserve for unrecognized income tax benefits, including interest and penalties as of June 30, 2014 and December 31, 2013, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.

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

On July 1, 2014, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated

INDEX

notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2014, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Tuesday, September 30, 2014. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation (i.e., the accreted principal amount of the securities to be converted) with cash on hand and/or borrowings under the Revolving Credit Facility. The remaining amount, if any, will be settled with shares of common stock.

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
In April 2014, the FASB issued a new accounting standard on discontinued operations that significantly changes criteria for discontinued operations and disclosures for disposals. Under this new standard, to be a discontinued operation, a component or group of components must represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Expanded disclosures for discontinued operations include more details about earnings and balance sheet accounts, total operating and investing cash flows, and cash flows resulting from continuing involvement. The guidance is to be applied prospectively to all new disposals of components and new classifications as held for sale beginning in 2015, with early adoption allowed in 2014. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued the converged standard on revenue recognition with the objective to provide a single, comprehensive model for all contracts with customers to improve comparability. The standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The revenue standard is effective for the Company beginning January 1, 2017. The Company is currently evaluating the expected impact of the standard.

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

INDEX

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended June 30, 2014, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 – April 30	0.1	$99.24	0.1	$936.9
May 1 – May 31	0.2	99.08	0.3	911.0
June 1 – June 30	0.2	101.41	0.2	894.4
	0.5	$99.80	0.6

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of December 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase up to $1,058.5 of Company common stock based on settled trades as of that date. As of June 30, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $894.4 of Company common stock based on settled trades as of that date. The repurchase authorization has no expiration date.

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

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

By:	/s/ DAVID P. KING
David P. King
Chairman of the Board, President
and Chief Executive Officer

By:	/s/ GLENN A. EISENBERG
Glenn A. Eisenberg
Executive Vice President,
Chief Financial Officer and Treasurer

July 29, 2014