Form 10-Q
period 2014-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2014-11-10
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR
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

The number of shares outstanding of the issuer's common stock is 84.5 million shares, net of treasury stock as of November 6, 2014.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$575.7	$404.0
Accounts receivable, net of allowance for doubtful accounts of $216.1 and $198.3 at September 30, 2014 and December 31, 2013, respectively	841.6	784.7
Supplies inventories	138.8	136.5
Prepaid expenses and other	126.3	106.9
Deferred income taxes	5.4	—
Total current assets	1,687.8	1,432.1
Property, plant and equipment, net	754.7	707.4
Goodwill, net	3,066.4	3,022.8
Intangible assets, net	1,489.4	1,572.0
Joint venture partnerships and equity method investments	94.7	88.5
Other assets, net	138.8	143.1
Total assets	$7,231.8	$6,965.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286.2	$304.5
Accrued expenses and other	365.2	310.0
Deferred income taxes	—	9.9
Short-term borrowings and current portion of long-term debt	97.6	111.3
Total current liabilities	749.0	735.7

Long-term debt, less current portion	2,917.1	2,889.1
Deferred income taxes and other tax liabilities	552.6	563.9
Other liabilities	223.9	266.5
Total liabilities	4,442.6	4,455.2
Commitments and contingent liabilities
Noncontrolling interest	18.4	19.4
Shareholders’ equity:
Common stock, 84.9 and 85.7 shares outstanding at September 30, 2014 and December 31, 2013, respectively	10.4	10.5
Additional paid-in capital	—	—
Retained earnings	3,685.6	3,373.5
Less common stock held in treasury	(965.5)	(958.9)
Accumulated other comprehensive income	40.3	66.2
Total shareholders’ equity	2,770.8	2,491.3
Total liabilities and shareholders’ equity	$7,231.8	$6,965.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,551.8	$1,462.2	$4,498.9	$4,371.3
Cost of sales	980.6	914.6	2,842.3	2,674.2
Gross profit	571.2	547.6	1,656.6	1,697.1
Selling, general and administrative expenses	305.7	279.0	888.5	843.1
Amortization of intangibles and other assets	18.3	20.3	61.3	60.3
Restructuring and other special charges	5.8	3.7	15.4	17.8
Operating income	241.4	244.6	691.4	775.9
Other income (expenses):
Interest expense	(25.9)	(24.7)	(77.4)	(72.3)
Equity method income, net	3.7	3.6	10.4	12.3
Investment income	0.3	1.8	0.9	2.2
Other, net	(0.5)	4.7	13.9	3.3
Earnings before income taxes	219.0	230.0	639.2	721.4
Provision for income taxes	81.5	81.3	246.5	272.7
Net earnings	137.5	148.7	392.7	448.7
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)	(1.1)	(1.2)
Net earnings attributable to Laboratory Corporation of America Holdings	$137.2	$148.3	$391.6	$447.5

Basic earnings per common share	$1.62	$1.66	$4.61	$4.90
Diluted earnings per common share	$1.59	$1.63	$4.53	$4.81

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$137.5	$148.7	$392.7	$448.7

Foreign currency translation adjustments	(48.6)	22.4	(49.1)	(36.7)
Net benefit plan adjustments	20.7	2.5	25.2	9.0
Investment adjustments	(2.0)	—	(18.4)	—
Other comprehensive (loss) earnings before tax	(29.9)	24.9	(42.3)	(27.7)
Provision for income tax related to items of other comprehensive earnings	11.7	(9.5)	16.4	10.4
Other comprehensive loss, net of tax	(18.2)	15.4	(25.9)	(17.3)
Comprehensive earnings	119.3	164.1	366.8	431.4
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)	(1.1)	(1.2)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$119.0	$163.7	$365.7	$430.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2012	$11.3	$—	$3,588.5	$(951.8)	$69.4	$2,717.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	447.5	—	—	447.5
Other comprehensive earnings, net of tax	—	—	—	—	(17.3)	(17.3)
Issuance of common stock under employee stock plans	0.2	148.4	—	—	—	148.6
Surrender of restricted stock and performance share awards	—	—	—	(7.1)	—	(7.1)
Conversion of zero-coupon convertible debt	—	4.7	—	—	—	4.7
Stock compensation	—	28.9	—	—	—	28.9
Income tax benefit from stock options exercised	—	8.4	—	—	—	8.4
Purchase of common stock	(0.8)	(190.4)	(574.3)	—	—	(765.5)
BALANCE AT SEPTEMBER 30, 2013	$10.7	$—	$3,461.7	$(958.9)	$52.1	$2,565.6

BALANCE AT DECEMBER 31, 2013	$10.5	$—	$3,373.5	$(958.9)	$66.2	$2,491.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	391.6	—	—	391.6
Other comprehensive earnings, net of tax	—	—	—	—	(25.9)	(25.9)
Issuance of common stock under employee stock plans	—	106.2	—	—	—	106.2
Surrender of restricted stock and performance share awards	—	—	—	(6.6)	—	(6.6)
Conversion of zero-coupon convertible debt	—	3.5	—	—	—	3.5
Stock compensation	—	35.1	—	—	—	35.1
Income tax benefit from stock options exercised	—	5.5	—	—	—	5.5
Purchase of common stock	(0.1)	(150.3)	(79.5)	—	—	(229.9)
BALANCE AT SEPTEMBER 30, 2014	$10.4	$—	$3,685.6	$(965.5)	$40.3	$2,770.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$392.7	$448.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	182.0	170.3
Stock compensation	35.1	28.9
Gain on sale of assets	(16.0)	(4.3)
Accrued interest on zero-coupon subordinated notes	1.5	1.8
Earnings in excess of distributions from equity method investments	(3.3)	(1.7)
Deferred income taxes	(3.5)	28.3
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(59.7)	(95.5)
Increase in inventories	(1.3)	(5.6)
(Increase) decrease in prepaid expenses and other	1.7	(5.3)
Increase (decrease) in accounts payable	(16.2)	25.2
Increase (decrease) in accrued expenses and other	12.3	(20.8)
Net cash provided by operating activities	525.3	570.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(157.2)	(142.6)
Proceeds from sale of assets	0.9	0.6
Proceeds from sale of investment	31.7	7.5
Investments in equity affiliates	(12.9)	(3.3)
Acquisition of businesses, net of cash acquired	(65.3)	(109.0)
Net cash used for investing activities	(202.8)	(246.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	412.0
Payments on revolving credit facilities	—	(40.0)
Payments on zero-coupon subordinated notes	(16.8)	(21.3)
Payments on long-term debt	—	(350.0)
Payment of debt issuance costs	(0.1)	—
Noncontrolling interest distributions	(0.9)	(0.6)
Deferred payments on acquisitions	(5.2)	(5.6)
Payments on long-term lease obligations	(0.6)	—
Excess tax benefits from stock based compensation	5.5	8.7
Net proceeds from issuance of stock to employees	106.2	148.6
Purchase of common stock	(229.9)	(765.5)
Net cash used for financing activities	(141.8)	(613.7)
Effect of exchange rate changes on cash and cash equivalents	(9.0)	(2.2)
Net increase (decrease) in cash and cash equivalents	171.7	(292.7)
Cash and cash equivalents at beginning of period	404.0	466.8
Cash and cash equivalents at end of period	$575.7	$174.1

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

In May 2014, the FASB issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The revenue standard is effective for the Company beginning January 1, 2017. The Company is currently evaluating the expected impact of the standard.

In August 2014, the FASB issued a new accounting standard that explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related financial statement footnote disclosures in certain circumstances. Under this standard, in connection with each annual and interim period, management must assess whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management shall consider relevant conditions and events that are known and reasonably knowable at such issuance date. Substantial doubt about an entity's ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after issuance date. Disclosures will be required if conditions or events give rise to substantial doubt. This standard is effective for the Company for the annual period after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$137.2	84.9	$1.62	$148.3	89.2	$1.66	$391.6	84.9	$4.61	$447.5	91.4	$4.90
Dilutive effect of employee stock options and awards	—	1.1		—	1.1		—	1.1		—	1.0
Effect of convertible debt	—	0.5		—	0.6		—	0.5		—	0.6
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$137.2	86.5	$1.59	$148.3	90.9	$1.63	$391.6	86.5	$4.53	$447.5	93.0	$4.81

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	—	—	—	0.4

3.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first nine months of 2014, the Company recorded net restructuring charges of $15.4. The charges were comprised of $9.8 related to severance and other personnel costs along with $6.7 in costs associated with facility closures and general

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

integration initiatives. These charges were offset by the reversal of previously established reserves of $0.4 in unused severance and $0.7 in unused facility-related costs.

In addition, during the first nine months of 2014, the Company recorded $10.1 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of its business process improvement initiative as well as one-time CFO transition costs and accrued legal fees for an announced business acquisition.

During the first nine months of 2013, the Company recorded net restructuring charges of $17.8. The charges were comprised of $11.8 related to severance and other personnel costs along with $8.8 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.7 in unused severance and $2.1 in unused facility-related costs.

The following represents the Company’s restructuring reserve activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2013	$0.8	$24.9	$25.7
Restructuring charges	9.8	6.7	16.5
Reduction of prior restructuring accruals	(0.4)	(0.7)	(1.1)
Cash payments and other adjustments	(9.1)	(7.8)	(16.9)
Balance as of September 30, 2014	$1.1	$23.1	$24.2
Current			$9.9
Non-current			14.3
			$24.2

4.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2014 and for the year ended December 31, 2013 are as follows:

	Clinical Diagnostics Laboratory Segment		Other Segment		Total
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Balance as of January 1	$2,960.2	$2,857.1	$62.6	$44.6	$3,022.8	$2,901.7
Goodwill acquired during the period	46.7	107.5	—	19.5	46.7	127.0
Adjustments to goodwill	—	(4.4)	(3.1)	(1.5)	(3.1)	(5.9)
Balance at end of period	$3,006.9	$2,960.2	$59.5	$62.6	$3,066.4	$3,022.8

The components of identifiable intangible assets are as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,337.9	$(591.4)	$746.5	$1,327.0	$(545.1)	$781.9
Patents, licenses and technology	120.7	(93.3)	27.4	116.2	(85.4)	30.8
Non-compete agreements	44.6	(30.1)	14.5	41.6	(25.3)	16.3
Trade names	131.3	(89.4)	41.9	131.4	(83.0)	48.4
Canadian licenses	659.1	—	659.1	694.6	—	694.6
	$2,293.6	$(804.2)	$1,489.4	$2,310.8	$(738.8)	$1,572.0

Amortization of intangible assets for the three and nine month periods ended September 30, 2014 was $18.3 and $61.3, respectively; and $20.3 and $60.3 for the three and nine month periods ended September 30, 2013, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $20.1 for the remainder of fiscal 2014, $82.6 in fiscal 2015, $77.3 in fiscal 2016, $70.1 in fiscal 2017, $59.3 in fiscal 2018 and $500.7 thereafter.

5.	DEBT

Short-term borrowings and the current portion of long-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Zero-coupon convertible subordinated notes	$95.6	$110.8
Current portion of capital leases	2.0	0.5
Total short-term borrowings and current portion of long-term debt	$97.6	$111.3

Long-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
5.625% senior notes due 2015	$250.0	$250.0
3.125% senior notes due 2016	325.0	325.0
2.20% senior notes due 2017	500.0	500.0
2.50% senior notes due 2018	400.0	400.0
4.625% senior notes due 2020	617.0	600.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
Capital leases	25.1	14.1
Total long-term debt	$2,917.1	$2,889.1

Senior Notes

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $17.0 at September 30, 2014.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Zero-Coupon Subordinated Notes

During the nine months ended September 30, 2014, the Company settled notices to convert $19.4 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $25.4. The total cash used for these settlements was $16.8 and the Company also issued 0.1 additional shares of common stock.

On September 12, 2014, the Company announced that for the period from September 12, 2014 to March 11, 2015, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 9, 2014, in addition to the continued accrual of the original issue discount.

On October 1, 2014, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2014, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Wednesday, December 31, 2014. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation (i.e. the accreted principal amount of the securities to be converted) with cash on hand and/or borrowings under the revolving credit facility (the "Revolving Credit Facility"). The remaining amount, if any, will be settled with shares of common stock.

Credit Facilities

On December 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a five-year $1,000.0 senior unsecured Revolving Credit Facility with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at September 30, 2014 and December 31, 2013 were $0.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services. As of September 30, 2014, the effective interest rate on the Revolving Credit Facility was 1.13%.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant that requires that the Company maintain on the last day of any period of four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement as of September 30, 2014. As of September 30, 2014, the ratio of total debt to consolidated EBITDA was 2.5 to 1.0.

6. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2014.

The changes in common shares issued and held in treasury are summarized below:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2013	108.1	(22.4)	85.7
Common stock issued under employee stock plans	1.6	—	1.6
Common stock issued upon conversion of zero-coupon subordinated notes	0.1	—	0.1
Surrender of restricted stock and performance share awards	—	(0.1)	(0.1)
Retirement of common stock	(2.4)	—	(2.4)
Common shares at September 30, 2014	107.4	(22.5)	84.9

Share Repurchase Program

As of December 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase up to $1,058.5 of Company common stock based on settled trades as of that date. During the nine months ended September 30, 2014, the Company purchased 2.4 shares of its common stock at a total cost of $229.9. As of September 30, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $828.6 of Company common stock based on settled trades as of that date. Following the announcement of the proposed acquisition of Covance, Inc., (see Note 15 Subsequent Events below) the Company suspended its share repurchases and if the acquisition proceeds, the Company does not anticipate continuing share repurchases in the near term.

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gains and Losses on Available for Sale Securities	Accumulated Other Comprehensive Earnings
Balance at December 31, 2013	$123.2	$(67.1)	$10.1	$66.2
Other comprehensive earnings before reclassifications	(49.1)	26.1	1.9	(21.1)
Amounts reclassified from accumulated other comprehensive earnings to the Condensed Consolidated Statement of Operations (a) (b)	—	(0.9)	(20.3)	(21.2)
Tax effect of adjustments	19.0	(9.7)	7.1	16.4
Balance at September 30, 2014	$93.1	$(51.6)	$(1.2)	$40.3

(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. See Note 9 (Pension and Post-retirement Plans) below for additional information regarding the Company's net periodic benefit cost.
(b) The gain on sale of available for sale securities is included in Other, net on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014.

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

The gross unrecognized income tax benefits were $21.9 and $25.6 at September 30, 2014 and December 31, 2013, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

As of September 30, 2014 and December 31, 2013, $21.9 and $25.6, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $8.8 and $9.3 as of September 30, 2014 and December 31, 2013, respectively.

The valuation allowance provided as a reserve against certain deferred tax assets is $18.1 and $16.5 as of September 30, 2014 and December 31, 2013, respectively. In the first quarter of 2014, a full valuation allowance was established for the Company's write off of a cost basis investment.

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

As previously reported, the Company responded to an October 2007 subpoena from the United States Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The Plaintiff's third amended complaint further alleges that the Company's billing practices violated the false claims acts of fourteen states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the United States government nor any state government has intervened in the lawsuit. The Company's Motion to Dismiss was granted in October 2014. The Company intends to vigorously defend the lawsuit should it proceed further.

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

On November 4, 2013, the State of Florida through the Office of the Attorney General filed an Intervention Complaint in a False Claims Act lawsuit, State of Florida ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al. in the Circuit Court for the Second Judicial Circuit for Leon County. The complaint, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and legal expenses. On January 3, 2014, the Company filed a Petition for the Administrative Determination of the Invalidity of an Existing Rule against the Agency for Health Care Administration (“AHCA”). The Petition sought the invalidity of Rule 59G-5.110(2) of the Florida Administrative Code, which was relied upon by the Attorney General in its Intervention Complaint. On March 28, 2014, an Administrative Law Judge for the State of Florida Division of Administrative Hearings issued an order finding that Rule 59G-5.110(2) of the Florida Administrative Code was invalid. In the interim, the Attorney General filed a First Amended Intervention Complaint on January 30, 2014, which seeks actual and treble damages and civil penalties for alleged false claims, as well as recovery of costs, attorney's fees, and legal expenses, for allegedly overcharging Florida's Medicaid program. The Company will vigorously defend the lawsuit.

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

On August 19, 2013, the Company was served with a False Claims Act lawsuit, Commonwealth of Virginia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the Circuit Court of Fairfax County, Virginia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Virginia’s Medicaid program. The case was removed to the United States District Court for the Eastern District of Virginia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The government filed a notice declining to intervene in the case. The Company's Motion to Dismiss was granted and the Plaintiffs were granted the right to replead their complaint. An amended complaint was filed and the Company's Motion to Dismiss was granted on March 18, 2014. The Plaintiffs filed a notice of appeal. The Company will vigorously defend the lawsuit on appeal.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The lawsuit seeks the greater of actual damages or the sum of $0.0005 for each violation, subject to trebling under TCPA, and injunctive relief. In September 2014, Plaintiff's Motion for class certification was denied. The Company will continue to vigorously defend the remaining individual claim in the lawsuit.

The Company was a defendant in two separate putative class action lawsuits, Christine Bohlander v. Laboratory Corporation of America, et al., and Jemuel Andres, et al. v. Laboratory Corporation of America Holdings, et al., related to overtime pay. After the filing of the two lawsuits on July 8, 2013, the Bohlander lawsuit was consolidated into the Andres lawsuit, and the consolidated lawsuit is now pending in the Superior Court of California for the County of Los Angeles. In the consolidated lawsuit, the Plaintiffs allege on behalf of similarly situated phlebotomists and couriers that the Company failed to pay overtime, failed to provide meal and rest breaks, and committed other violations of the California Labor Code. On March 24, 2014, the Court granted the Company's Motion to Dismiss due to technical deficiencies in the pleading of the Plaintiffs' claims, but granted Plaintiffs leave to amend to cure the defects. Plaintiffs have subsequently filed an amended complaint. The complaint seeks monetary damages, civil penalties, costs, injunctive relief, and attorney's fees. The Company will vigorously defend the lawsuit.

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

On July 3, 2012, the Company was served with a lawsuit, John Wisekal, as Personal Representative of the Estate of Darien Wisekal v. Laboratory Corporation of America Holdings and Glenda C. Mixon, filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The lawsuit alleges that the Company misread a Pap test. The case was removed to the United States District Court for the Southern District of Florida. The matter was tried to a jury beginning on April 1, 2014. On April 17, 2014, the jury returned a verdict in Plaintiff’s favor in the amount of $20.8, with non-economic damages reduced by 25% to account for the Plaintiff's negligence, for a final verdict of $15.8. The Company filed post-trial motions. On July 28, 2014, the Court granted the Company’s motion for remittitur and reduced the jury’s non-economic damages award to $5.0, reduced by 25.0% for the Plaintiff’s negligence. Accordingly, the total judgment is $4.4. The Plaintiff opposed the remitted amount and therefore, the Court has ordered a new trial on the issue of damages only.

On June 17, 2014, the Company was served with a putative class action lawsuit, Michael Dickerson v. Laboratory Corporation of America, Inc. filed in the United States District Court for the Middle District of Florida. The complaint alleged that the Company violated the federal Telephone Consumer Protection Act (“TCPA”) by placing non-emergency telephone calls to cellular telephones without the recipients’ prior consent or permission. The lawsuit sought the greater of actual damages or the sum of $0.0005 for each violation, subject to trebling under TCPA, and injunctive relief. The lawsuit was dismissed with prejudice in October 2014.
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
In October 2014, the Company became aware of, but has not yet been served with, a False Claims Act lawsuit, United States of America and State of California ex rel. Elisa Martinez v. Quest Diagnostics Incorporated, et al., filed in the United States District Court for the Eastern District of California. The lawsuit alleges that the Company submitted false claims to the United States and the State of California for duplicative lab tests. The lawsuit seeks actual and treble damages and civil penalties for each alleged

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

claim, as well as recovery of costs, attorney’s fees, and legal expenses. Neither the United States government nor the State of California has intervened in the lawsuit. The Company intends to vigorously defend the lawsuit in the event that it is served upon the Company.
In September 2014, the Company and LipoScience, Inc. (“LipoScience”) announced that they had entered into a definitive agreement and plan of merger under which the Company will acquire all of the outstanding shares of LipoScience in a cash tender offer for $5.25 per share for a total purchase price to stockholders and option holders of approximately $85.0. The tender offer and the merger are subject to customary closing conditions set forth in the agreement and plan of merger. In October 2014, the Company was named in two lawsuits filed by putative classes of shareholders of LipoScience, Carren Overby v. LipoScience, Inc., et al, filed in North Carolina state court, and Gautum Patel v. LipoScience, Inc., et al., filed in Delaware state court. The lawsuits name both LipoScience and the Company as defendants and allege breaches of fiduciary duty and/or other violations of state law arising out of the proposed acquisition.
Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of September 30, 2014, the Company had provided letters of credit aggregating approximately $42.5, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

9.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $12.6 and $12.2 for the three months ended September 30, 2014 and 2013, respectively, and $38.8 and $37.3 for the nine months ended September 30, 2014 and 2013, respectively.

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

     The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost for administrative expenses	$0.8	$0.7	$2.5	$1.9
Interest cost on benefit obligation	4.2	3.7	12.3	11.1
Expected return on plan assets	(4.6)	(4.3)	(13.6)	(12.9)
Net amortization and deferral	1.6	2.3	5.0	8.3
Defined benefit plan costs	$2.0	$2.4	$6.2	$8.4

During the nine months ended September 30, 2014, the Company contributed $10.1 to the Company Plan.

The Company has assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost for benefits earned	$0.1	$0.1	$0.2	$0.3
Interest cost on benefit obligation	0.4	0.6	1.3	1.9
Net amortization and deferral	(2.0)	0.2	(5.9)	0.7
Post-retirement medical plan (benefit) costs	$(1.5)	$0.9	$(4.4)	$2.9

In the first quarter of 2014, the Company made certain administrative changes to the Plan which resulted in an expected reduction in future post-retirement medical benefits. The resulting reduction to the post-retirement medical liability was inadvertently not recorded until the third quarter of 2014. As a result, an out of period adjustment of approximately $11.7 (after tax) was recorded to reduce the post-retirement medical liability and increase other comprehensive income. The Company concluded that the impact was not material to the current or prior periods.

10.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2014 and December 31, 2013 is as follows:

		Fair Value Measurements as of
	Fair Value as of	September 30, 2014
		Using Fair Value Hierarchy
	September 30, 2014	Level 1	Level 2	Level 3
Noncontrolling interest put	$18.4	$—	$19.3	$—
Interest rate swap	17.0	—	17.0	—
Cash surrender value of life insurance policies	40.8	—	40.8	—
Deferred compensation liability	41.3	—	41.3	—
Investment in equity securities	1.0	1.0	—	—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2013
		Using Fair Value Hierarchy
	December 31, 2013	Level 1	Level 2	Level 3
Noncontrolling interest put	$19.4	$—	$19.4	$—
Interest rate swap	—	—	—	—
Cash surrender value of life insurance policies	35.1	—	35.1	—
Deferred compensation liability	36.3	—	36.3	—
Investment in equity securities	26.3	26.3	—	—

The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s condensed consolidated balance sheet. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.

The Company offers certain employees the opportunity to participate in a deferred compensation plan (“DCP”). A participant's deferrals are allocated by the participant to one or more of 16 measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant's investment accounts, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of these policies are based upon earnings and changes in the value of the underlying investments, which are typically invested in a manner similar to the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

participants' allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $152.3 and $155.5 as of September 30, 2014 and December 31, 2013, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $2,956.8 and $2,907.8 as of September 30, 2014 and December 31, 2013, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs. The Company's investment in an equity security of $1.0 is considered a Level 1 instrument, as the fair market value of this instrument is determined using observable inputs.

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

Interest Rate Swap

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $17.0 and $0.0 at September 30, 2014 and December 31, 2013, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.

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

The Company believes these embedded derivatives had no fair value at September 30, 2014 and December 31, 2013. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2014	2013
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$74.7	$65.4
Income taxes, net of refunds	211.1	228.1
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$6.6	$7.1
Conversion of zero-coupon convertible debt	8.6	10.3
Assets acquired under capital leases	13.1	9.8
Increase (decrease) accrued property, plant and equipment	(3.3)	1.8

13.	BUSINESS ACQUISITIONS

During the nine months ended September 30, 2014, the Company acquired various laboratories and related assets for approximately $65.3 in cash (net of cash acquired). The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $15.6 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $46.7. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities. For information regarding the Company's pending acquisition of Covance, Inc., see Note 15 (Subsequent Events) below.

14.	BUSINESS SEGMENT INFORMATION

The following table is a summary of segment information for the three and nine months ended September 30, 2014 and 2013. Segment asset information is not presented because it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Note 1 (Basis of Financial Statement Presentation) above to the interim consolidated financial statements.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net revenues:
Clinical diagnostics laboratory	$1,468.9	$1,377.8	$4,250.5	$4,113.4
Other	82.9	84.4	248.4	257.9
Total net revenues	1,551.8	1,462.2	4,498.9	4,371.3

Operating earnings (loss):
Clinical diagnostics laboratory	375.8	359.5	1,082.5	1,113.8
Other	21.2	24.0	64.6	71.7
General corporate expenses	(155.6)	(138.9)	(455.7)	(409.6)
Total operating income	241.4	244.6	691.4	775.9
Other income (expense), net	(22.4)	(14.6)	(52.2)	(54.5)
Earnings before income taxes	219.0	230.0	639.2	721.4
Provision for income taxes	81.5	81.3	246.5	272.7
Net earnings	137.5	148.7	392.7	448.7
Less income attributable to noncontrolling interests	(0.3)	(0.4)	(1.1)	(1.2)
Net income attributable to Laboratory Corporation of America Holdings	$137.2	$148.3	$391.6	$447.5

15.	SUBSEQUENT EVENTS

On November 2, 2014, the Company entered into a definitive merger agreement (“Merger Agreement”) to acquire Covance Inc. (“Covance”), a leading drug development services company and a leader in nutritional analysis, for approximately $6,100.0. Covance stockholders will receive $75.76 in cash and 0.2686 shares of the Company's common stock for each share of Covance common stock they own. Former Covance stockholders are expected to own approximately15.5% of the outstanding shares of the Company's stock following consummation of the transaction. In connection with the transaction, the Company has secured $4,250.0 in bridge financing and expects to secure permanent bank and bond financing to recapitalize the combined company and finance the merger consideration and ongoing operations. Subject to customary closing conditions, the transaction is currently expected to be completed in the first fiscal quarter of 2015.

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

7.
negative impact on the Company's reimbursement, cash collections, days sales outstanding and profitability arising from the failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set by the compliance date of October 1, 2015;

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

14.
failure to obtain Covance stockholder or regulatory approvals required for the proposed acquisition of Covance or being required to accept conditions that could reduce the anticipated benefits of the merger as a condition to obtaining regulatory approvals;

15.	delay in consummating the proposed acquisition of Covance;

INDEX

16.
difficulty in maintaining relationships with customers or retaining key employees as a result of uncertainty surrounding proposed acquisition of Covance and the resulting negative effects on the business of the Company;

17.
failure to effectively integrate and/or manage newly acquired businesses, including Covance if the acquisition closes, and the cost, time and effort required to integrate newly acquired businesses, including Covance if the acquisition closes, all of which may be greater than anticipated;

18.
the inability to close the acquisition of Covance, the inability to achieve the expected benefits and synergies of the acquisition or the effects of the acquisition on the Company's cash position and levels of indebtedness;

19.	the inability of the Company and Covance to meet expectations regarding the timing, completion and accounting and tax treatments of the Company’s proposed acquisition of Covance;

20.	adverse results in litigation matters;

21.	inability to attract and retain experienced and qualified personnel;

22.	business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, or general labor unrest;

23.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

24.	failure to maintain the Company's days sales outstanding and/or bad debt expense levels;

25.	change in the Company's credit ratings by Standard & Poor's and/or Moody's;

26.	discontinuation or recalls of existing testing products;

27.	failure to develop or acquire licenses for new or improved technologies, or if customers use new technologies to perform their own tests;

28.	substantial costs arising from the inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests;

29.	failure to identify and successfully close and integrate strategic acquisition targets;

30.
changes in government regulations or policies, including regulations and policies of the Food and Drug Administration, affecting the approval, availability of, and the selling and marketing of diagnostic tests;

31.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company's products and services and unsuccessful enforcement of the Company's proprietary rights;

32.
the scope, validity and enforceability of patents and other proprietary rights held by third parties which might have an impact on the Company's ability to develop, perform, or market the Company's tests or operate its business;

33.
failure in the Company's information technology systems including an increase in testing turnaround time or billing processes or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

34.	failure to meet required financial reporting deadlines arising from a failure of the Company's financial information systems;

35.	failure of the Company's disaster recovery plans to provide adequate protection against the interruption of business and/or to permit the recovery of business operations;

36.	liabilities that result from the inability to comply with corporate governance requirements;

37.
impact on the Company's testing volumes, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets;

38.	changes in reimbursement by foreign governments and foreign currency fluctuations; and

39.
expenses and risks associated with international operations, including but not limited to compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, as well as laws and regulations that differ from those of the United States, and economic, political, legal and other operational risks associated with foreign markets.

INDEX

GENERAL (dollars in millions, except per share data)

Net sales for the three months ended September 30, 2014 increased 6.1% in comparison to the same period in 2013. The increase was the result of strong organic volume growth along with the benefits of fold-in acquisitions, which was partially offset by changes in test and payer mix. Total test volume (measured by number of requisitions) increased 6.9% year over year, and revenue per requisition decreased 0.7% year over year of which 0.3% was due to foreign currency translation with the remainder due to changes in test and payer mix.

The Company manages its operations through two reportable segments: the Clinical diagnostics laboratory segment, which includes core testing as well as genomic and esoteric testing, and the Other segment, which consists of the portion of the Company's non-U.S. clinical diagnostic laboratory operations in Ontario, Canada, which is reviewed separately by corporate management for the purposes of allocation of resources. The Clinical diagnostics laboratory segment results of operations have been negatively impacted by Medicare payment reductions and test and payer mix. Operating results for the Other segment have declined as compared to 2013, primarily due to the impact of the stronger U.S. dollar in 2014 as compared with 2013, along with reductions in government payments and a challenging operating environment in certain regions covered by the Other segment.

As a result of new molecular pathology codes implemented in 2013, the Company experienced considerable delays in payer responses on this group of claims. As payments and responses were received and processed and as more specific payer information became known, two trends emerged. First, certain payers stated that they would not pay for or cover the new codes for various reasons. Second, many payers adopted new coverage or approval requirements for the codes, causing delays in payment and higher risk of non-payment. The Company continues to work with payers to address the coverage issues for this valuable testing. Through the third quarter of 2014, the Company has experienced some improvement through its various negotiations, but there has been no substantial improvement to the overall financial impact on net sales and accounts receivable write-offs during the first nine months of 2014 as compared to the same period in 2013.

A significant portion of the Company’s bad debt expense is related to accounts receivable from patients. The Company has seen growth in the amount of its patient accounts receivable, although this growth trend has begun to moderate as more uninsured individuals gain access to healthcare insurance as part of the Affordable Care Act (“ACA”). Due to the relative newness of the health plan offerings under the ACA and the lack of visibility by the Company into the membership composition of these new plans, the impact on patient responsibility is not clear at the present time. The Company believes its current allowance for doubtful accounts is sufficient to properly record its accounts receivable at their estimated net realizable value. Should there be, however, a shift towards increased patient responsibility, the Company may need to increase its allowance for doubtful accounts and bad debt expense in future periods.

RESULTS OF OPERATIONS (amounts in millions except Revenue Per Requisition info)

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Net Sales

	Three Months Ended September 30,
	2014	2013	Change
Net sales
Clinical diagnostics laboratory:
Core Testing	$942.1	$885.8	6.4%
Genomic and Esoteric Testing	526.8	492.0	7.1%
Other	82.9	84.4	(1.8)%
Total	$1,551.8	$1,462.2	6.1%

INDEX

	Three Months Ended September 30,
	2014	2013	Change
Volume (Number of Requisitions)
Clinical diagnostics laboratory:
Core Testing	24.5	22.9	6.8%
Genomic and Esoteric Testing	8.4	7.9	6.7%
Other	2.7	2.5	8.9%
Total	35.6	33.3	6.9%

	Three Months Ended September 30,
	2014	2013	Change
Revenue Per Requisition
Clinical diagnostics laboratory:
Core Testing	$38.47	$38.62	(0.4)%
Genomic and Esoteric Testing	62.36	62.10	0.4%
Other	30.89	34.24	(9.8)%
Total	$43.56	$43.88	(0.7)%

The increase in net sales for the three months ended September 30, 2014 as compared with the corresponding period in 2013 was driven by strong organic volume growth along with the benefit of fold-in acquisitions. The decline in revenue per requisition in core testing is a result of changes in test and payer mix as well as payment reductions within that category. The growth in revenue per requisition in genomic and esoteric testing is primarily the result of a change in the mix of tests within those categories. Net sales of the Other segment were $82.9 for the three months ended September 30, 2014 compared to $84.4 in the corresponding period in 2013, a decrease of $1.5, or 1.8%. Net sales in this segment were negatively impacted by a stronger U.S. dollar in 2014 as compared with 2013, along with reductions in government payments. In local currency, net sales of the Other segment increased by 3.0% driven primarily by fold-in acquisitions, partially offset by government payment reductions.

Cost of Sales

	Three Months Ended September 30,
	2014	2013	Change
Cost of sales	$980.6	$914.6	7.2%
Cost of sales as a % of sales	63.2%	62.6%

Cost of sales (primarily laboratory and distribution costs) increased 7.2% during the three months ended September 30, 2014 as compared with the corresponding period in 2013 period primarily due to increased test volumes, test mix changes and cost inflation. As a percentage of net sales, cost of sales increased to 63.2% in 2014 from 62.6% in 2013 due to changes in test and payer mix.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2014	2013	Change
Selling, general and administrative expenses	$305.7	$279.0	9.6%
Selling, general and administrative expenses as a % of sales	19.7%	19.1%

Selling, general and administrative expenses as a percentage of net sales increased to 19.7% during the three months ended September 30, 2014 as compared to 19.1% during the corresponding period in 2013. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to increases in the Company's bad debt rate as well as consulting fees and expenses. Bad debt expense was 4.55% of net sales during the three months ended September 30, 2014 as compared to 4.3% during the corresponding period in 2013. In addition, during the three months ended September 30, 2014, the Company recorded $5.4 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of its business process improvement initiative as well accrued legal fees for an announced business acquisition.

INDEX

Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2014	2013	Change
Amortization of intangibles and other assets	$18.3	$20.3	(9.9)%

The decrease in amortization of intangibles and other assets primarily reflects the impact of acquisitions that closed during the last three months of 2013 and the first nine months of 2014 offset by purchase accounting adjustments.

Restructuring and Other Special Charges

	Three Months Ended September 30,
	2014	2013	Change
Restructuring and other special charges	$5.8	$3.7	56.8%

During the three months ended September 30, 2014, the Company recorded net restructuring charges of $5.8. These charges were comprised of $4.6 related to severance and other personnel costs along with $1.6 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.2 in unused severance and other personnel costs and $0.2 in unused facility-related costs.

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

Interest Expense

	Three Months Ended September 30,
	2014	2013	Change
Interest expense	$25.9	$24.7	4.9%

The increase in interest expense for the three months ended September 30, 2014 as compared with corresponding period in 2013 is primarily due to the issuance of $700.0 of senior notes in November 2013. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Revolving Credit Facility. The senior notes have an effective weighted-average interest rate of 3.5%, compared to the effective rate of 1.23% on the Company's Revolving Credit Facility outstanding during the third quarter of 2013. This increase was also partially offset by a decrease in interest expense on the senior notes due 2020 as a result of entering into two fixed-to-variable interest rate swap agreements in the third quarter of 2013.

Equity Method Income

	Three Months Ended September 30,
	2014	2013	Change
Equity method income	$3.7	$3.6	2.8%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in income during the three months ended September 30, 2014 compared with the corresponding period in 2013 is primarily the result of a slight increase in profitability of one of the Company's joint venture partnerships.

INDEX

Other, net

	Three Months Ended September 30,
	2014	2013	Change
Other, net	$(0.5)	$4.7	110.6%

Other, net for the three months ended September 30, 2013, represents the Company's gain on the sale of an investment the Company made in the area of diagnostic technology.

Income Tax Expense

	Three Months Ended September 30,
	2014	2013	Change
Income tax expense	$81.5	$81.3	0.2%
Income tax expense as a % of income before tax	37.3%	35.3%

Income tax expense and the effective income tax rate for the three months ended September 30, 2014 were higher than the comparable period in 2013, primarily due to the release of a valuation allowance for a capital gain recognized in the third quarter of 2013.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Net Sales

	Nine Months Ended September 30,
	2014	2013	Change
Net sales
Clinical diagnostics laboratory:
Routine Testing	$2,732.6	$2,585.6	5.7%
Genomic and Esoteric Testing	1,517.9	1,527.8	(0.6)%
Other	248.4	257.9	(3.7)%
Total	$4,498.9	$4,371.3	2.9%

	Number of Requisitions Nine Months Ended September 30,
	2014	2013	Change
Volume
Clinical diagnostics laboratory:
Routine Testing	70.7	67.4	4.9%
Genomic and Esoteric Testing	24.5	23.4	4.8%
Other	7.9	7.5	6.3%
Total	103.1	98.3	5.0%

INDEX

	Nine Months Ended September 30,
	2014	2013	Change
Revenue Per Requisition
Clinical diagnostics laboratory:
Routine Testing	$38.63	$38.35	0.7%
Genomic and Esoteric Testing	62.02	65.39	(5.2)%
Other	31.30	34.55	(9.4)%
Total	$43.62	$44.49	(2.0)%

The increase in net sales for the nine months ended September 30, 2014 as compared with the corresponding period in 2013 was driven primarily by strong organic volume growth along with the benefit of fold-in acquisitions, partially offset by test and payer mix. The increase in revenue per requisition in core testing is the result of a change in the mix of testing within that category. The decline in revenue per requisition in genomic and esoteric testing is also a result of a change in the mix of tests within those categories. Net sales of the Other segment were $248.4 for the nine months ended September 30, 2014 compared to $257.9 in the corresponding period in 2013, a decrease of $9.5, or 3.7%. Net sales in this segment were negatively impacted by a stronger U.S. dollar in 2014 as compared with 2013, along with reductions in government payments. In local currency, net sales of the Other segment increased by 4.1% driven primarily by fold-in acquisitions, offset by government payment reductions.

Cost of Sales

	Nine Months Ended September 30,
	2014	2013	Change
Cost of sales	$2,842.3	$2,674.2	6.3%
Cost of sales as a % of sales	63.2%	61.2%

Cost of sales (primarily laboratory and distribution costs) increased 6.3% during the nine months ended September 30, 2014 as compared with the corresponding period in 2013 period primarily due to increased test volumes, test mix changes and cost inflation. As a percentage of net sales, cost of sales increased to 63.2% during the nine months ended September 30, 2014 from 61.2% during the corresponding period in 2013 due to government payment reductions and changes in test and payer mix.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2014	2013	Change
Selling, general and administrative expenses	$888.5	$843.1	5.4%
Selling, general and administrative expenses as a % of sales	19.7%	19.3%

Selling, general and administrative expenses as a percentage of net sales increased to 19.7% during the nine months ended September 30, 2014 compared to 19.3% during the corresponding period in 2013. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to increases in the Company's bad debt rate as well as consulting fees and expenses. Bad debt expense increased to 4.6% of net sales during the nine months ended September 30, 2014 as compared with 4.3% during the corresponding period in 2013. In addition, during the nine months ended September 30, 2014, the Company recorded $10.1 in consulting expenses (recorded in selling, general and administrative) relating to fees incurred as part of its business process improvement initiative as well as one-time CFO transition costs.

Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2014	2013	Change
Amortization of intangibles and other assets	$61.3	$60.3	1.7%

The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions that closed during the last three months of 2013 and the first nine months of 2014, net of purchase accounting adjustments.

INDEX

Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2014	2013	Change
Restructuring and other special charges	$15.4	$17.8	(13.5)%

During the nine months ended September 30, 2014, the Company recorded net restructuring charges of $15.4 The charges were comprised of $9.8 in severance and other personnel costs along with $6.7 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.4 in unused severance and other personnel costs and $0.7 in unused facility-related costs.

During the nine months ended September 30, 2013, the Company recorded net restructuring charges of $17.8. The charges were comprised of $11.8 in severance and other personnel costs along with $8.8 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.7 in unused severance and $2.1 in unused facility-related costs.

Interest Expense

	Nine Months Ended September 30,
	2014	2013	Change
Interest expense	$77.4	$72.3	7.1%

The increase in interest expense for the nine months ended September 30, 2014 as compared with the corresponding period in 2013 is primarily due to the issuance of $700.0 of senior notes in November 2013. The net proceeds from the senior notes were used to repay outstanding amounts on the Company's Revolving Credit Facility. The senior notes have an effective weighted-average interest rate of 3.5%, compared to the effective rate of 1.23% on the Company's Revolving Credit Facility outstanding during the third quarter of 2013. This increase was also partially offset by a decrease in interest expense on the senior notes due 2020 as a result of entering into two fixed-to-variable interest rate swap agreements in the third quarter of 2013.

Equity Method Income

	Nine Months Ended September 30,
	2014	2013	Change
Equity method income	$10.4	$12.3	(15.4)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The decrease in incomes during the nine months ended September 30, 2014 compared with the corresponding period in 2013 is primarily the result of a decline in profitability of one of the Company's joint venture partnerships due to a challenging business climate.

Other, net

	Nine Months Ended September 30,
	2014	2013	Change
Other, net	$13.9	$3.3	(321.2)%

Other, net for the nine months ended September 30, 2014, represents the Company's gain on the sale of its investment in an equity security, partially offset by the impairment of another investment.

INDEX

Income Tax Expense

	Nine Months Ended September 30,
	2014	2013	Change
Income tax expense	$246.5	$272.7	(9.6)%
Income tax expense as a % of income before tax	38.6%	37.8%

The increase in the effective rate for 2014 compared with 2013 is primarily the result of the R&D tax credit. The 2013 effective tax rate included a favorable full year R&D tax credit adjustment relating to calendar year 2012 under The American Taxpayer Relief Act of 2012, which was signed into law on January 3, 2013 and which reinstated the expired R&D tax credit, as well as the impact of the estimated 2013 R&D tax credit. The R&D tax credit expired on December 31, 2013, which was one factor impacting the increase in the 2014 effective tax rate. Additionally, the 2014 effective tax rate increased due to a full valuation allowance for a write-off of one of the Company's investment, which is offset by a lower state and local income tax rate compared to the nine months ended September 30, 2013.

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
During the third quarter of 2013, the Company entered into fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $17.0 and $0.0 at September 30, 2014 and December 31, 2013, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's Consolidated Statements of Operations.

The Company has discussed its intention to increase its ratio of total debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) over time from 2.0 to 1.0, as of December 2012, to 2.5 to 1.0. As of September 30, 2014, the ratio of total debt to consolidated EBITDA was 2.5 to 1.0. Based upon current market conditions, the Company believes that it can maintain this ratio through the use of its Revolving Credit Facility and its ready access to debt capital markets. The Company believes that its cash from operations, in combination with cash on hand and borrowing capacity, will be sufficient to satisfy its obligations in 2014 and beyond.

Proposed acquisition of Covance
With respect to the announced proposed acquisition of Covance, discussed under “Subsequent Events” below, the Company anticipates a significant increase in total debt to consolidated EBITDA ratio for the combined company to approximately 4.1 to 1.0. The Company expects to maintain an investment grade credit grade profile and plans to aggressively de-lever to 3.0 to 1.0 within three years of closing the transaction. In addition, the Company plans to maintain access to liquidity as it expects to replace the existing $1,000.0 Revolving Credit Facility with a new revolver that it expects will be undrawn upon the close of the acquisition, and will include a debt covenant that permits a higher ratio of total debt to consolidated EBITDA.
Operating Activities

During the nine months ended September 30, 2014 and 2013, the Company's operations provided $525.3 and $570.0 of cash, respectively, reflecting the Company's solid business results. The decrease in cash provided from operations in 2014 as compared

INDEX

with the corresponding 2013 period is due to lower net earnings and to the timing of certain working capital items. The Company continues to focus on efforts to increase cash collections from all payers and to generate ongoing improvements to the claim submission processes.

Investing Activities

Capital expenditures were $157.2 and $142.6 for the nine months ended September 30, 2014 and 2013, respectively. The Company expects capital expenditures of approximately $205.0 in 2014. The Company's projected capital expenditures are higher than historical levels due to the carryover impact of chemistry platform replacements begun in 2013 as well as ongoing investments in upgrading the Company's customer-facing systems. The Company will continue to pursue acquisitions to fund growth and will also continue to make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's Revolving Credit Facility or any successor facility, as needed.

During the first nine months of 2014, the Company received cash proceeds of $30.3 and recorded a net gain of $20.3 on the sale of an investment. The investment was one of several strategic investments the Company has made in the area of diagnostics.

Financing Activities

On December 21, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) providing for a five-year $1,000.0 senior unsecured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., acting as Administrative Agent, Barclays Capital as Syndication Agent, and a group of financial institutions as lending parties. The balances outstanding on the Company's Revolving Credit Facility at September 30, 2014 and December 31, 2013 were $0.0 and $0.0, respectively. The Revolving Credit Facility bears interest at varying rates based upon a base rate or LIBOR plus (in each case) a percentage based on the Company's debt rating with Standard & Poor's and Moody's Ratings Services. As of September 30, 2014, the effective interest rate on the Revolving Credit Facility was 1.13%.

The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, acquisitions, funding of share repurchases and other restricted payments permitted under the Credit Agreement. The Credit Agreement also contains limitations on aggregate subsidiary indebtedness and a debt covenant requiring that the Company maintain on the last day of any period for four consecutive fiscal quarters, in each case taken as one accounting period, a ratio of total debt to consolidated EBITDA of not more than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreement at September 30, 2014. As of September 30, 2014, the ratio of total debt to consolidated EBITDA was 2.5 to 1.0.

In February 2013, the Company repaid its 5.50% $350.0 senior notes due 2013 with cash on hand and $30.0 of borrowings on its Revolving Credit Facility. During the nine months ended September 30, 2014, the Company settled notices to convert $19.4 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $25.4. The total cash used for these settlements was $16.8.

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

As of December 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase up to $1,058.5 of Company common stock based on settled trades as of that date. During the nine months ended September 30, 2014, the Company repurchased $229.9 of stock representing 2.4 shares. As of September 30, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $828.6 of Company common stock based on settled trades as of that date. Following the announcement of the proposed acquisition of Covance, the Company suspended its share repurchases and if the acquisition proceeds, the Company does not anticipate continuing share repurchases in the near term.

As of September 30, 2014, the Company provided letters of credit aggregating $42.5, primarily in connection with certain insurance programs. Letters of credit provided by the Company are secured by the Company's senior credit facilities and are renewed annually, around mid-year.

INDEX

The Company had a $30.7 and $34.9 reserve for unrecognized income tax benefits, including interest and penalties as of September 30, 2014 and December 31, 2013, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.

Zero-coupon Subordinated Notes

On September 12, 2014, the Company announced that for the period from September 12, 2014 to March 11, 2015, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 9, 2014, in addition to the continued accrual of the original issue discount.

On October 1, 2014, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2014, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Wednesday, December 31, 2014. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation (i.e., the accreted principal amount of the securities to be converted) with cash on hand and/or borrowings under the Revolving Credit Facility. The remaining amount, if any, will be settled with shares of common stock.

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

In May 2014, the FASB issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying

INDEX

the standard recognized at the date of initial application in retained earnings. The revenue standard is effective for the Company beginning January 1, 2017. The Company is currently evaluating the expected impact of the standard.

In August 2014, the FASB issued a new accounting standard that explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related financial statement footnote disclosures in certain circumstances. Under this standard, in connection with each annual and interim period, management must assess whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management shall consider relevant conditions and events that are known and reasonably knowable at such issuance date. Substantial doubt about an entity's ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after issuance date. Disclosures will be required if conditions or events give rise to substantial doubt. This standard is effective for the Company for the annual period ending after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Subsequent Events

On November 2, 2014, the Company entered into a definitive merger agreement (“Merger Agreement”) to acquire Covance, a leading drug development services company and a leader in nutritional analysis, for approximately $6.1 billion. Covance stockholders will receive $75.76 in cash and 0.2686 shares of the Company’s common stock for each share of Covance common stock that they own. Former Covance stockholders and are expected to own approximately 15.5% of the outstanding shares of the Company’s common stock following consummation of the transaction. In connection with the transaction, the Company has secured $4,250.0 in bridge financing and expects to secure permanent bank and bond financing to recapitalize the combined company and finance the merger consideration and ongoing operations. Subject to customary closing conditions, the transaction is currently expected to be completed in the first fiscal quarter of 2015. Except where specifically indicated, the discussion in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" does not give effect to the possible consummation of the pending acquisition of Covance and the effect on the Company's results of operations.

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

INDEX

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated by reference.

Item 1A. Risk Factors

With the exception of the following, there have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013:

Risks Relating to the Company’s Pending Acquisition of Covance Inc.
The closing of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed.
The closing of the Merger is subject to a number of conditions as set forth in the Merger Agreement that must be satisfied or waived, including, among others, receipt of the requisite vote from the stockholders of Covance to approve the Merger, the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the absence of any law or order prohibiting the closing of the merger, the declaration by the SEC of the effectiveness of the registration statement on Form S-4 to be filed by the Company in respect of the shares of the Company common stock to be issued in the merger, and the approval of the listing on the New York Stock Exchange of the shares of the Company common stock to be issued in the Merger. There can be no assurance as to whether or when the conditions to the closing of the Merger will be satisfied or waived or as to whether or when the Merger will be consummated.
The requirement to obtain regulatory approval may prevent or substantially delay the Merger, or result in the imposition of conditions that could have an adverse effect on the Company’s operations or the operations of the acquired business following completion of the Merger.

Completion of the pending transaction is conditioned upon the receipt of certain governmental clearances or approvals that have not yet been obtained, including, without limitation, the expiration or early termination of the applicable waiting period under the HSR Act. Under the provisions of the HSR Act, the merger may not be completed until notification and report forms have been filed with the Federal Trade Commission (“FTC”) or the Antitrust Division of the Department of Justice (“DOJ”) and the expiration of a statutory waiting period, or the early termination of that waiting period, following the parties’ filing of their respective notification and report forms. The waiting period with respect to the notifications filed under the HSR Act will expire 30 calendar days after the Company and Covance file their respective notification and report forms pursuant to the HSR Act, unless otherwise extended or terminated. The FTC or DOJ may effectively extend the statutory waiting period by requesting additional information regarding the merger and its potential effects on competition. Also, at any time before or after completion of the merger, the FTC or the DOJ could act under the antitrust laws to prevent a substantial lessening of competition or the creation of a monopoly, including by seeking to enjoin completion of the transaction or seeking divestiture of assets, businesses or product lines of the Company or Covance.

There can be no assurance that approval under the HSR Act and other required clearances and approvals will be obtained or, if obtained, will not be later challenged by governmental entities. Third parties could also petition to have governmental entities reconsider previously granted clearances and approvals. In addition, the governmental entities from which clearances and approvals are required may impose conditions on the completion of the transaction, require changes to the terms of the transaction or impose restrictions on the Company’s business following completion of the transaction. If the transaction is not completed, completion is delayed or the Company becomes subject to any significant conditions in order to obtain any clearances or approvals required to complete the transaction, its business and results of operations may be adversely affected and its stock price may suffer.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be consummated.
Either the Company or Covance may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by June 2, 2015. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement relating to the failure to obtain certain regulatory approvals for the Merger,

INDEX

the Company may be required to pay Covance a termination fee of $305 million.

As a consequence of the proposed acquisition, the Company expects to materially reduce its cash balance and take on substantial additional indebtedness.

To fund the consideration to be paid to Covance stockholders pursuant to the terms of the Merger Agreement, the Company expects to use approximately $4.25 billion in cash and to issue approximately 15.55 million shares of the Company’s common stock. In connection with entering into the Merger Agreement, the Company entered into a Commitment Letter with Bank of America Merrill Lynch and Wells Fargo. The Commitment Letter provides for a $4.25 billion senior unsecured bridge term loan credit facility comprised of a $3.85 billion 364-day unsecured debt bridge tranche and a $400 million 60-day cash bridge tranche (the “Bridge Facility”). The Commitment Letter is subject to various conditions, including the absence of a material adverse effect on Covance having occurred, the execution of satisfactory documents and other customary closing conditions. The Company expects to replace some or all of the Bridge Facility prior to the closing of the Merger with permanent financing comprising senior unsecured notes and a term loan facility. However, the Company may not be able to supplement the debt financing in a timely manner, or at all. The Company’s potential lower cash balance and increased indebtedness resulting from the proposed acquisition financing could adversely affect its business. In particular, it could increase the Company’s vulnerability to sustained, adverse macroeconomic weakness, limit its ability to obtain further financing and limit its ability to pursue certain operational and strategic opportunities.

It may be difficult to integrate the business of Covance into the Company’s current business and the Company may fail to realize the anticipated revenue growth expected from the transaction, which could adversely affect its operating results and the market price of its common stock.

If the Company experiences greater than anticipated costs to integrate Covance into its existing operations or is not able to achieve the anticipated benefits of the acquisition, its business and results of operations could be negatively affected. In addition, it is possible that the ongoing integration process could result in the loss of key employees, errors or delays in systems implementation, the disruption of the Company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. Integration efforts also may divert management attention and resources.

These integration matters may have an adverse effect on the Company, particularly during any transition period. In addition, although Covance is subject to many of the same risks and uncertainties that the Company faces in its business, the acquisition of Covance also involves the Company entering new product and services areas, markets and industries, which presents risks resulting from the Company’s relative inexperience in these new areas. Covance’s laboratory testing business could react differently to economic and other external factors than the Company’s. The Company faces the risk that it will not be successful with these new products and services or in these new markets.

The success of the proposed transaction will depend, in significant part, on the Company’s ability to successfully integrate the acquired business and realize the anticipated benefits to be derived from incorporating Covance into its operations. The Company believes that the acquisition will provide an opportunity for revenue growth in development and commercialization of drugs and diagnostics and nutritional analysis and other areas, including a number of new business areas for the Company. Actual revenue growth, if any, may be lower than the Company expects and may take longer to achieve than anticipated, and expenses may be higher than the Company expects. If the Company is not able to achieve the anticipated benefits of the pending acquisition, the value of its common stock may be adversely affected.

The Company has made certain assumptions relating to the acquisition that may prove to be materially inaccurate.

The Company has made certain assumptions relating to the acquisition that may prove to be materially inaccurate, including as a result of the failure to realize the expected benefits of the acquisition, a longer acquisition and transition process than expected, higher than expected transaction and integration costs and unknown liabilities, as well as general economic and business conditions that adversely affect the combined company following the acquisition. These assumptions relate to numerous matters, including:

•the Company’s assessments of the asset quality and value of Covance and its assets;
•projections of the business and Covance’s future financial performance;

•	the Company’s ability to incur additional indebtedness on attractive terms in order to complete the acquisition and provide financial flexibility for its plans for growth;
•the Company’s ability to realize synergies and the timeline for doing so;

INDEX

•acquisition costs, including restructuring charges and transaction costs;
•the Company’s ability to maintain, develop and deepen relationships with Covance’s customers; and
•other financial and strategic risks of the acquisition.

If one or more of these assumptions are incorrect, it could have a material adverse effect on the Company’s business and operating results, and the perceived benefits from the acquisition may not be realized.

The Company will be subject to business uncertainties until consummation of the Merger.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the business of the Company. These uncertainties could disrupt the business of the Company and cause customers, suppliers, vendors, partners and others that deal with the Company to defer entering into contracts with the Company or making other decisions concerning the Company or seek to change or cancel existing business relationships with the Company.

The Company will incur significant transaction and merger-related costs in connection with the Merger.
The Company has incurred and expects to incur a number of non-recurring costs associated with the Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including payments that may be made to certain Covance executives, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of the two companies’ businesses. While the Company has assumed that a certain level of expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond its control that could affect the total amount or the timing of the integration and implementation expenses.
There may also be additional unanticipated significant costs in connection with the Merger that the Company may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income the Company expects to achieve from the Merger. Although the Company expects that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.
Covance will be subject to business uncertainties and contractual restrictions while the acquisition is pending and thereafter, which could adversely affect its financial results and the ability to retain key employees.

Uncertainty about the effect of the acquisition on Covance’s customers, employees or suppliers may have an adverse effect on Covance. Although Covance intends to take steps to reduce any adverse effects, these uncertainties may impair its ability to attract, retain and motivate key personnel until the acquisition is completed and for a period of time thereafter, and could cause disruptions in its relationships with customers, suppliers and other parties with which it deals.

In particular, the Company considers Covance’s strong management team an attractive aspect of Covance. The loss of members of the Covance senior management team could have an adverse effect on the Company’s ability to operate the Covance business and integrate it into the Company’s consolidated operations. Retention of these key members may be particularly challenging prior to and even for a period after the completion of the acquisition, as employees may experience uncertainty about their future roles. If, despite retention and recruiting efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Covance following the acquisition, its business operations and financial results could be adversely affected.

The Company also expects that matters relating to the acquisition and integration-related issues will place a significant burden on Covance’s management, employees and internal resources, which could otherwise have been devoted to other business opportunities and improvements. In addition, the Merger Agreement restricts Covance, without the Company’s consent, from taking certain specified actions until the acquisition is consummated. These restrictions may have the effect of preventing Covance from pursuing otherwise attractive business opportunities and making other changes or improvements to its business prior to consummation of the acquisition.

Covance’s business is subject to risks that may be different than the ones facing the Company, and the Company may have difficulty appropriately managing those risks.

Although Covance is subject to many of the same risks and uncertainties that the Company faces in its business, Covance’s business also involves the Company entering product and services areas, markets and industries that are different than those in which the Company is currently engaged. This presents risks resulting from the Company’s relative inexperience in these

INDEX

areas.

The Company faces the risk that it will not be successful with these new products and services or in these new markets and that it will not be able to manage these risks, which include:

•a greater reliance on the pharmaceutical and biotechnology industries for revenues;
•exposure to fixed price contracts that differ from those with which the Company has historically dealt;
•exposure to competition that is different from the competition the Company currently faces;
•new regulatory requirements in both industries and geographies that are new to the Company;
•liabilities from contract research services arising from the conduct of drug development trials and studies;
•actions of animal rights activists; and
•risks related to diseases in animals used in research.

The proposed Merger may not be accretive, and may be dilutive, to the Company's earnings per share, which may negatively affect the market price of the Company's common stock.

Because shares of the Company's common stock would be issued in the Merger, it is possible that the Merger will be dilutive to the Company's earnings per share, which could negatively affect the market price of shares of the Company's common stock.

In connection with the completion of the proposed Merger, based on the number of issued and outstanding shares of the Company's common stock and Covance common stock as of October 31, 2014, the Company would issue approximately 15.55 shares of common stock. The issuance of these new shares of common stock could have the effect of depressing the market price of shares of the Company's common stock, through dilution of earnings per share or otherwise.

In addition, future events and conditions could increase the dilution that is currently projected, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the merger. Any dilution of, or delay of any accretion to, the Company's earnings per share could cause the price of shares of the Company's common stock to decline or grow at a reduced rate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Shares and dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended September 30, 2014, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 – July 31	0.2	$103.49	0.2	$874.9
August 1 – August 31	0.2	103.47	0.2	857.1
September 1 – September 30	0.2	106.29	0.2	828.6
	0.6	$104.67	0.6

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of December 31, 2013, the Company had outstanding authorization from the Board of Directors to purchase up to $1,058.5 of Company common stock based on settled trades as of that date. As of September 30, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $828.6 of Company common stock based on settled trades as of that date. The repurchase authorization has no expiration date. Following the announcement of the proposed acquisition of Covance, the Company suspended its share repurchases and if the acquisition proceeds, the Company does not anticipate continuing share repurchases in the near term.

Item 6. Exhibits

INDEX

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

November 10, 2014