Form 10-Q
period 2015-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2015-05-04
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR
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

The number of shares outstanding of the issuer's common stock is 100.4 million shares, net of treasury stock as of April 30, 2015.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$446.4	$580.0
Accounts receivable, net of allowance for doubtful accounts of $224.8 and $211.6 at March 31, 2015 and December 31, 2014, respectively	1,187.0	815.7
Unbilled services	164.3	—
Inventory	186.5	139.5
Prepaid expenses and other	319.8	157.5
Deferred income taxes	24.5	—
Total current assets	2,328.5	1,692.7
Property, plant and equipment, net	1,597.2	786.5
Goodwill, net	6,282.2	3,099.4
Intangible assets, net	3,603.3	1,475.8
Joint venture partnerships and equity method investments	88.9	92.6
Other assets, net	250.5	154.8
Total assets	$14,150.6	$7,301.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$420.8	$282.3
Accrued expenses and other	488.9	341.4
Unearned revenue	153.9	—
Deferred income taxes	—	5.5
Short-term borrowings and current portion of long-term debt	348.6	347.1
Total current liabilities	1,412.2	976.3

Long-term debt, less current portion	6,597.7	2,682.7
Deferred income taxes and other tax liabilities	1,268.5	530.4
Other liabilities	338.4	274.2
Total liabilities	9,616.8	4,463.6
Commitments and contingent liabilities
Noncontrolling interest	16.2	17.7
Shareholders’ equity:
Common stock, 100.5 and 84.6 shares outstanding at March 31, 2015 and December 31, 2014, respectively	12.0	10.4
Additional paid-in capital	1,823.2	—
Retained earnings	3,786.8	3,786.1
Less common stock held in treasury	(973.3)	(965.5)
Accumulated other comprehensive income	(131.1)	(10.5)
Total shareholders’ equity	4,517.6	2,820.5
Total liabilities and shareholders’ equity	$14,150.6	$7,301.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$1,772.3	$1,430.7
Reimbursable out-of-pocket expenses	20.9	—
Total revenues	1,793.2	1,430.7

Net cost of revenues	1,176.3	913.9
Reimbursable out-of-pocket expenses	20.9	—
Total cost of revenues	1,197.2	913.9
Gross profit	596.0	516.8
Selling, general and administrative expenses	415.1	284.9
Amortization of intangibles and other assets	31.4	21.0
Restructuring and other special charges	19.3	7.6
Operating income	130.2	203.3
Other income (expenses):
Interest expense	(104.3)	(25.7)
Equity method income, net	2.7	3.0
Investment income	0.6	0.2
Other, net	1.1	6.9
Earnings before income taxes	30.3	187.7
Provision for income taxes	29.3	74.2
Net earnings	1.0	113.5
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)
Net earnings attributable to Laboratory Corporation of America Holdings	$0.7	$113.1

Basic earnings per common share	$0.01	$1.33
Diluted earnings per common share	$0.01	$1.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net earnings	$1.0	$113.5

Foreign currency translation adjustments	(168.5)	(36.0)
Net benefit plan adjustments	0.9	2.3
Investment adjustments	(0.1)	(0.6)
Other comprehensive loss before tax	(167.7)	(34.3)
Provision for income tax related to items of other comprehensive earnings	47.1	13.6
Other comprehensive loss, net of tax	(120.6)	(20.7)
Comprehensive (loss) earnings	(119.6)	92.8
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)
Comprehensive (loss) earnings attributable to Laboratory Corporation of America Holdings	$(119.9)	$92.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2013	$10.5	$—	$3,373.5	$(958.9)	$66.2	$2,491.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	113.1	—	—	113.1
Other comprehensive earnings, net of tax	—	—	—	—	(20.7)	(20.7)
Issuance of common stock under employee stock plans	—	16.4	—	—	—	16.4
Surrender of restricted stock and performance share awards	—	—	—	(4.6)	—	(4.6)
Conversion of zero-coupon convertible debt	—	1.2	—	—	—	1.2
Stock compensation	—	11.7	—	—	—	11.7
Income tax benefit from stock options exercised	—	0.6	—	—	—	0.6
Purchase of common stock	(0.1)	(29.9)	(77.7)	—	—	(107.7)
BALANCE AT MARCH 31, 2014	$10.4	$—	$3,408.9	$(963.5)	$45.5	$2,501.3

BALANCE AT DECEMBER 31, 2014	$10.4	$—	$3,786.1	$(965.5)	$(10.5)	$2,820.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	0.7	—	—	0.7
Other comprehensive earnings, net of tax	—	—	—	—	(120.6)	(120.6)
Issuance of common stock for acquisition consideration	1.5	1,761.0	—	—	—	1,762.5
Issuance of common stock under employee stock plans	0.1	33.1	—	—	—	33.2
Surrender of restricted stock and performance share awards	—	—	—	(7.8)	—	(7.8)
Conversion of zero-coupon convertible debt	—	—	—	—	—	—
Stock compensation	—	26.3	—	—	—	26.3
Income tax benefit from stock options exercised	—	2.8	—	—	—	2.8
Purchase of common stock	—	—	—	—	—	—
BALANCE AT MARCH 31, 2015	$12.0	$1,823.2	$3,786.8	$(973.3)	$(131.1)	$4,517.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1.0	$113.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	104.7	60.7
Stock compensation	26.3	11.7
Gain on sale of assets	(1.3)	(7.1)
Accrued interest on zero-coupon subordinated notes	0.5	0.5
Earnings in excess of distributions from equity method investments	(1.2)	(1.3)
Asset impairment	14.8	—
Deferred income taxes	17.4	10.1
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(40.3)	(39.2)
Increase in unbilled services	(25.5)	—
Decrease in inventories	4.2	2.9
(Increase) decrease in prepaid expenses and other	(7.7)	12.2
Decrease in accounts payable	(48.9)	(27.1)
Increase in unearned revenue	14.1	—
(Decrease) increase in accrued expenses and other	(145.0)	5.4
Net cash (used in) provided by operating activities	(86.9)	142.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33.8)	(56.5)
Proceeds from sale of assets	0.3	0.2
Proceeds from sale of investment	8.0	15.0
Investments in equity affiliates	(3.6)	(1.1)
Acquisition of businesses, net of cash acquired	(3,622.2)	(65.7)
Net cash used for investing activities	(3,651.3)	(108.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	2,900.0	—
Proceeds from term loan	1,000.0	—
Payments on term loan	(75.0)	—
Proceeds from revolving credit facilities	60.0	—
Proceeds from bridge loan	400.0	—
Payments on bridge loan	(400.0)	—
Payments on senior notes	(250.0)	—
Payments on zero-coupon subordinated notes	—	(6.9)
Payment of debt issuance costs	(37.1)	—
Noncontrolling interest distributions	—	(0.3)
Deferred payments on acquisitions	—	(0.1)
Payments on long-term lease obligations	(1.2)	—
Excess tax benefits from stock based compensation	2.5	0.6
Net proceeds from issuance of stock to employees	30.5	16.4
Purchase of common stock	—	(107.7)
Net cash provided by (used for) financing activities	3,629.7	(98.0)
Effect of exchange rate changes on cash and cash equivalents	(25.1)	(1.3)
Net decrease in cash and cash equivalents	(133.6)	(65.1)
Cash and cash equivalents at beginning of period	580.0	404.0
Cash and cash equivalents at end of period	$446.4	$338.9

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
Effective as of the first quarter of 2015, the Company changed its operating segments due to a change in its underlying organizational model designed to support the business following the acquisition of Covance Inc. (“Covance” or “the Acquisition”) (see Note 14 - Business Segment Information). The LabCorp Diagnostics (“LCD”) segment includes operations which offer a broad range of clinical laboratory tests and procedures and is comprised of several reporting units based on geography or testing capabilities. The Covance Drug Development (“CDD”) segment includes early drug development services and central labs and clinical trial services. Through these services the Company offers its clients the ability to conduct a variety of studies, in vitro (in test tubes) and in vivo (in animals), to establish the basic pharmacokinetic effect and safety of a drug (preclinical laboratory testing). The central labs and clinical trial services operations includes a full range of clinical and clinical development support services including study design, investigator recruitment, study monitoring, data management, biostatistical analysis, medical writing, regulatory services and preparation and filing of the new drug applications with the appropriate regulatory authorities. The CDD operating segment also offers a wide-range of market access services. The central labs and clinical trials service offerings share the common objectives of demonstrating the clinical effectiveness of a compound, obtaining regulatory approval and maximizing a drug’s commercial potential.
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2014 Annual Report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.

Summary of Significant Accounting Policies
The following information summarizes the significant accounting policies of the Company's new CDD segment. The significant accounting policies of the LCD segment, which are largely comprised of the historic operations of the Company prior to the Acquisition, have not changed since 2014 and are described in the Company's 2014 Annual Report on Form 10-K.
Revenue Recognition
CDD recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of CDD’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. CDD also has committed minimum volume arrangements with certain clients with initial terms that generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. These arrangements enable CDD's clients to secure its services in exchange for which they commit to purchase an annual minimum dollar value of services. Under these types of arrangements, if the annual minimum dollar value of service commitment is not reached, the client is required to pay CDD for the shortfall. Progress towards the achievement of annual minimum dollar value of service commitments is monitored throughout the year. Annual minimum commitment shortfalls are not included in net revenues until the amount has been determined and agreed to by the client.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in early development service include among others the number of slides read, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in the clinical trials services include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. CDD does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e., potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended with revenue recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.
Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, CDD bills the client for the total contract value in progress-based installments as certain non-contingent billing milestones are reached over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock. The term “billing milestone” relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are not performance-based (i.e., there is no potential additional consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project. While CDD attempts to negotiate terms that provide for billing and payment of services prior or within close proximity to the provision of services, this is not always possible, and there are fluctuations in the levels of unbilled services and unearned revenue from period to period. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.
In some cases, payments received are in excess of revenue recognized. For example, a contract invoicing schedule may provide for an upfront payment of 10% of the full contract value upon contract signing, but at the time of signing performance of services has not yet begun. Payments received in advance of services being provided are deferred as unearned revenue on the balance sheet. As the contracted services are subsequently performed and the associated revenue is recognized, the unearned revenue balance is reduced by the amount of revenue recognized during the period.
In other cases, services may be provided and revenue recognized before the client is invoiced. In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for the amount that is currently unbillable to the customer pursuant to contractual terms. Once the client is invoiced, the unbilled services are reduced for the amount billed, and a corresponding account receivable is recorded. All unbilled services are billable to customers within one year from the respective balance sheet date.
Most contracts are terminable with or without cause by the client, either immediately or upon notice. These contracts often require payment to CDD of expenses to wind down the study or project, fees earned to date and, in some cases, a termination fee or a payment to CDD of some portion of the fees or profits that could have been earned by CDD under the contract if it had not been terminated early. Termination fees are included in net revenues when services are performed and realization is assured. In connection with the management of multi-site clinical trials, CDD pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as for travel, printing, meetings, couriers, etc.), for which it is reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in total revenues or expenses where CDD acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to CDD. All other out-of-pocket costs are included in total revenues and expenses.
Foreign Currencies
For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the period, assets and liabilities are translated at period-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of shareholders’ equity in the consolidated balance sheets and are included in the determination

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

of comprehensive income in the consolidated statements of comprehensive earnings and consolidated statements of changes in shareholders’ equity. Transaction gains and losses are included in the determination of net income in the consolidated statements of operations.
Prepaid Expenses and Other Current Assets
In connection with the management of multi-site clinical trials, CDD pays on behalf of its customers certain out-of-pocket costs, for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with such out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $72.4 at March 31, 2015.
Reimbursable Out-of-Pocket Expenses
CDD pays on behalf of its customers certain out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit. Out-of-pocket costs paid by CDD are reflected in operating expenses, while the reimbursements received are reflected in revenues in the consolidated statements of operations. CDD excludes from revenue and expense in the consolidated statements of operations fees paid to investigators and the associated reimbursement since CDD acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.
Cost of Revenue
Cost of revenue includes direct labor and related benefit charges, other direct costs, shipping and handling fees, and an allocation of facility charges and information technology costs. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs. Cost of advertising is expensed as incurred.
New Accounting Pronouncements

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
In May 2014, the FASB issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for the Company beginning January 1, 2017. However, in April, 2015, the FASB voted to propose a one-year deferral of the effective date of the standard. If the proposal is adopted, the standard will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. The Company is currently evaluating the expected impact of the standard.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

In April 2015, the FASB issued an update which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for the Company beginning January 1, 2016. The new guidance will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

2.	BUSINESS ACQUISITIONS

On February 19, 2015, the Company completed the Acquisition for $6,150.7. The Company issued debt and common stock to fund the Acquisition. Covance stockholders received $75.76 in cash and 0.2686 shares of the Company's common stock for each share of Covance common stock they owned. The Company financed the transaction with $3,900.0 of debt, 15.3 shares of its common stock and $488.2 of available cash, $400.0 of which was derived from a bridge term loan credit facility. On January 30, 2015, the Company issued $2,900.0 in debt securities, consisting of $500.0 aggregate principal amount of 2.625% Senior Notes due 2020, $500.0 aggregate principal amount of 3.20% Senior Notes due 2022, $1,000.0 aggregate principal amount of 3.60% Senior Notes due 2025 and $900.0 aggregate principal amount of 4.70% Senior Notes due 2045 (together, the "Acquisition Notes"). The Company also entered into a $1,000.0 term loan facility which was advanced in full on February 19, 2015. The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty.
The allocation of purchase price is preliminary and subject to change. The primary areas of the purchase price that are not yet finalized are related to certain income tax items, unearned revenue, intangible assets, property, plant and equipment, working capital adjustments as defined in the purchase agreement, amortization and depreciation lives, and residual goodwill. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary valuation of acquired assets and assumed liabilities at the date of the Acquisition, include the following:

Consideration Transferred
Cash consideration	$4,388.2
Stock consideration	1,762.5
$6,150.7

Net Assets Acquired
Cash and cash equivalents	$780.8
Accounts receivable	334.8
Unbilled services	138.7
Inventories	51.9
Prepaid expenses and other	261.4
Deferred income taxes	34.4
Property, plant and equipment	844.2
Goodwill	3,176.1
Customer relationships	1,917.2
Trade names and trademarks	289.4
Land use right	4.9
Other assets	15.2
Total assets acquired	7,849.0
Accounts payable	190.8
Accrued expenses and other	280.8
Unearned revenue	168.0
Deferred income taxes	730.2
Senior notes	250.0
Other liabilities	78.5
Total liabilities acquired	1,698.3
Net assets acquired	$6,150.7
As noted above, the valuation of acquired intangible assets is preliminary as of March 31, 2015. Similarly, the amortization periods are preliminary until the valuation is finalized. The preliminary amortization periods for intangible assets acquired are 27 years for customer relationships, 15 years for trade names and trademarks, and 3 years for land use right.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Acquisition contributed $267.2 and $56.2 of revenue and net loss, respectively, during the three months ended March 31, 2015.
Unaudited Pro Forma Information
The Company completed the Acquisition on February 19, 2015. Had the Acquisition been completed as of the beginning of 2014, the Company's pro forma results for 2015 and 2014 would have been as follows:

	Three Months Ended March 31,
	2015	2014
Total revenues	$2,146.4	$2,097.0
Operating income	250.1	78.6
Net income	110.4	(25.1)
Earnings per share:
Basic	$1.09	$(0.25)
Diluted	$1.08	$(0.25)
The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased amortization expense based on the estimated fair value of assets acquired, the impact of the Company’s new financing arrangements, and the related tax effects. The pro forma results include costs directly attributable to the Acquisition which are not expected to have a continuing impact on the combined company, such as transactions costs of $207.6; comprised of change in control, retention and severance arrangements of $26.8; acceleration of stock based compensation of $43.2 and related employer taxes of $9.4; legal, advisor and success fees of $75.6; write-off of bridge and other deferred financing fees of $15.2; and make-whole payments of $37.4 made in connection with the prepayment of Covance's existing private placement debt, all of which are included in the pro forma results of operations for the three months ended March 31, 2014. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the Acquisition. To produce the unaudited pro forma financial information, the Company adjusted Covance’s assets and liabilities to their estimated fair value based on a preliminary valuation obtained prior to closing the transaction. The Company has not completed the detailed valuation work necessary to arrive at the final estimates of the fair value of the Covance assets acquired and the liabilities assumed and the related allocation of purchase price. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.
During the three months ended March 31, 2015, the Company also acquired various laboratories and related assets for approximately $14.7 in cash (net of cash acquired). The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $3.4 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $11.5. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities. The Company's results would not have been materially different from its pro forma results had the Company's other 2015 acquisitions occurred at the beginning of 2014.

3.	EARNINGS PER SHARE

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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2015			2014
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$0.7	91.9	$0.01	$113.1	85.2	$1.33
Dilutive effect of employee stock options and awards	—	1.2		—	0.9
Effect of convertible debt	—	0.7		—	0.5
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$0.7	93.8	$0.01	$113.1	86.6	$1.31
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Stock options	—	—

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first three months of 2015, the Company recorded net restructuring and other special charges of $19.3. The charges were comprised of $3.2 related to severance and other personnel costs along with $16.1 in costs associated with facility closures and impairment of certain information technology assets.
In addition, during the first three months of 2015, the Company recorded $6.0 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of its business process improvement initiative (“Project LaunchPad”). The Company also recorded $166.0 of deal costs related to the Acquisition, of which $80.6 is included in selling, general and administrative expenses, $32.8 is included in cost of revenue, and $52.6 is included in interest expense.
During the first three months of 2014, the Company recorded net restructuring and other special charges of $7.6. The charges were comprised of $2.8 related to severance and other personnel costs along with $4.9 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.1 in unused severance.
The following represents the Company’s restructuring reserve activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2014	$0.4	$21.7	$22.1
Restructuring charges	3.2	16.1	19.3
Reduction of prior restructuring accruals	—	—	—
Cash payments and other adjustments	(2.9)	(17.0)	(19.9)
Balance as of March 31, 2015	$0.7	$20.8	$21.5
Current			$7.5
Non-current			14.0
			$21.5

5.	GOODWILL AND INTANGIBLE ASSETS
As of March 31, 2015, the Company has recorded goodwill of $6,282.2, which includes a preliminary goodwill balance of $3,176.1 related to the Acquisition. Effective in the first quarter of 2015, the Company changed its operating segments due to a change in its underlying organizational model designed to support the business following the Acquisition (see Note 14 - Business Segment Information). The Company did not operate under the realigned operating segment structure prior to the first quarter of 2015. This change in segments resulted in a reassignment of goodwill of approximately $110.5 among some of the Company’s

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

reportable segments (and reporting units) based on relative fair value. Prior period information has been retrospectively adjusted to reflect this reassignment.
The following is a summary of the Company’s goodwill by reportable segment, reflecting the retrospective reassignment as of December 31, 2014:

LCD	$2,988.9
CDD	110.5
$3,099.4
During the first quarter of 2015, the Company recorded additional goodwill of $3,176.1 related to the Acquisition. The Company has preliminarily assigned the assets and liabilities acquired. The Company intends to finalize the assignment of the goodwill from the Acquisition during 2015 and could be substantially complete in the second quarter.
The changes in the carrying amount of goodwill for the three month period ended March 31, 2015 and for the year ended December 31, 2014 are as follows:

	LCD		CDD		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Balance as of January 1	$2,988.9	$2,912.3	$110.5	$110.5	$3,099.4	$3,022.8
Goodwill acquired during the period	11.5	81.8	3,176.1	—	3,187.6	81.8
Adjustments to goodwill	(4.8)	(5.2)	—	—	(4.8)	(5.2)
Balance at end of period	$2,995.6	$2,988.9	$3,286.6	$110.5	$6,282.2	$3,099.4

The components of identifiable intangible assets are as follows:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,281.0	$(630.1)	$2,650.9	$1,361.6	$(606.8)	$754.8
Patents, licenses and technology	122.2	(98.4)	23.8	125.9	(95.9)	30.0
Non-compete agreements	46.1	(33.2)	12.9	45.6	(31.7)	13.9
Trade names	424.3	(95.8)	328.5	133.3	(91.6)	41.7
Land use right	4.9	(0.2)	4.7	—	—	—
Canadian licenses	582.5	—	582.5	635.4	—	635.4
	$4,461.0	$(857.7)	$3,603.3	$2,301.8	$(826.0)	$1,475.8

Amortization of intangible assets for the three month periods ended March 31, 2015 and March 31, 2014 was $31.4 and $21.0, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $132.8 for the remainder of fiscal 2015, $171.4 in fiscal 2016, $164.2 in fiscal 2017, $152.2 in fiscal 2018, $145.2 in fiscal 2019 and $2,239.8 thereafter.

6.	DEBT

Short-term borrowings and the current portion of long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Zero-coupon convertible subordinated notes	$94.4	$93.9
5.625% senior notes due 2015	250.0	250.0
Current portion of capital leases	4.2	3.2
Total short-term borrowings and current portion of long-term debt	$348.6	$347.1

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
3.125% senior notes due 2016	$325.0	$325.0
2.20% senior notes due 2017	500.0	500.0
2.50% senior notes due 2018	400.0	400.0
4.625% senior notes due 2020	634.0	618.5
2.625% senior notes due 2020	500.0	—
3.75% senior notes due 2022	500.0	500.0
3.20% senior notes due 2022	500.0	—
4.00% senior notes due 2023	300.0	300.0
3.60% senior notes due 2025	1,000.0	—
4.70% senior notes due 2045	900.0	—
Revolving credit facility	60.0	—
Term loan	925.0	—
Capital leases	53.7	39.2
Total long-term debt	$6,597.7	$2,682.7

Senior Notes
As a result of the Acquisition, the Company assumed privately placed senior notes in an aggregate principal amount of $250.0 issued pursuant to a Note Purchase Agreement dated October 2, 2013. On March 5, 2015, the Company caused Covance to prepay all of the outstanding Senior Notes at 100 percent of the principal amount plus accrued interest, and a total make-whole amount of $37.4 which was expensed. The Note Purchase Agreement terminated effective March 5, 2015 in connection with the prepayment of the Senior Notes.
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $34.0 at March 31, 2015.
Zero-Coupon Subordinated Notes

On March 11, 2015, the Company announced that for the period from March 12, 2015 to September 11, 2015, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 6, 2015, in addition to the continued accrual of the original issue discount.
On April 1, 2015, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0. principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2015, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Tuesday, June 30, 2015. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation (i.e. the accreted principal amount of the securities to be converted) with cash on hand and/or borrowings under its revolving credit facility. The remaining amount, if any, will be settled with shares of common stock.
Credit Facilities

On November 2, 2014, in connection with entering into the Merger Agreement with Covance, the Company entered into a bridge facility commitment letter. Under the bridge facility commitment letter, the lenders agreed to provide a $4,250.0 senior unsecured bridge term loan credit facility which consisted of a $3,850.0 364-day unsecured debt bridge tranche and a $400.0 60-day unsecured cash bridge tranche for the purpose of financing all or a portion of the cash consideration and the fees and expenses in connection with the transactions contemplated by the Merger Agreement. The bridge facility was permitted to be drawn only in a single drawing on the closing date of the Acquisition.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

On December 19, 2014, the Company entered into a five-year term loan credit facility in the principal amount of $1,000.0 for the purpose of financing a portion of the cash consideration and the fees and expenses in connection with the Acquisition. Pursuant to the bridge facility commitment letter, upon the Company’s entry into the term loan credit facility, the $4,250.0 bridge facility was reduced to a $3,250.0 commitment, comprising a $2,850.0 364-day unsecured debt bridge tranche and a $400.0 60-day cash bridge tranche. The $1,000.0 of term loan commitments made under the term loan credit facility reduced the debt bridge tranche under the bridge facility dollar for dollar.
The term loan credit facility was advanced in full on February 19, 2015, the date of the Company’s completion of the Acquisition. The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty. The term loan balance at March 31, 2015 was $925.0.
On December 19, 2014, the Company also entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The new revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The new revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. There was $60.0 and $0.0 outstanding on the Company's revolving credit facility at March 31, 2015 and December 31, 2014, respectively.
On January 30, 2015, the Company issued the Acquisition Notes, which represent $2,900.0 in debt securities consisting of $500.0 aggregate principal amount of 2.625% Senior Notes due 2020, $500.0 aggregate principal amount of 3.20% Senior Notes due 2022, $1,000.0 aggregate principal amount of 3.60% Senior Notes due 2025 and $900.0 aggregate principal amount of 4.70% Senior Notes due 2045. Net proceeds from the offering of the Acquisition Notes were $2,870.2 after deducting underwriting discounts and other estimated expenses of the offering. Net proceeds were used to pay a portion of the cash consideration and the fees and expenses in connection with the Acquisition. Pursuant to the bridge facility commitment letter, upon the Company’s issuance of the Acquisition Notes the remaining $2,850.0 364-day unsecured debt bridge tranche under the senior unsecured bridge term loan credit facility was terminated.
On February 13, 2015, the Company entered into a 60-day cash bridge term loan credit facility in the principal amount of $400.0 for the purpose of financing a portion of the cash consideration and the fees and expenses in connection with the Acquisition. The 60-day cash bridge term loan credit facility was entered into on the terms set forth in the bridge facility commitment letter for the $400.0 60-day cash bridge tranche. The 60-day cash bridge term loan credit facility was advanced in full on February 19, 2015, the date of the Company’s completion of the Acquisition. On March 16, 2015, the Company elected to prepay the bridge facility without penalty.
Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain a leverage ratio that declines over time. Prior to the Acquisition closing date, the leverage ratio was required to have been no greater than 3.75 to 1.0 calculated by excluding the $2,900.0 in Acquisition Notes. From and after the Acquisition closing date, the leverage ratio must be no greater than 4.75 to 1.0 with respect to the last day of each of the first four fiscal quarters ending on or after the closing date, 4.25 to 1.0 with respect to the last day of each of the fifth through eighth fiscal quarters ending after the closing date, and 3.75 to 1.0 with respect to the last day of each fiscal quarter ending thereafter. The Company was in compliance with all covenants in the term loan facility and the new revolving credit facility at March 31, 2015. As of March 31, 2015, the ratio of total debt to consolidated last twelve months EBITDA was 4.2 to 1.0.
The term loan credit facility accrues interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.125% to 2.00%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.125% to 1.00%. Advances under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.00% to 1.60%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.00% to 0.60%. Fees are payable on outstanding letters of credit under the new revolving credit facility at a per annum rate equal to the applicable margin for LIBOR loans, and the Company is required to pay a facility fee on the aggregate commitments under the new revolving credit facility, at a per annum rate ranging from 0.125% to 0.40%. The interest margin applicable to the credit facilities, and the facility fee and letter of credit fees payable under the new revolving credit facility, are based on the Company’s senior credit ratings as determined by Standard & Poor’s and Moody’s, which are currently BBB and Baa2, respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

As of March 31, 2015, the effective interest rate on the revolving credit facility was 1.28% and the effective interest rate on the term loan was 1.47%.

7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2015.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2014	107.1	(22.5)	84.6
Common stock issued in conjunction with the Acquisition	15.3	—	15.3
Common stock issued under employee stock plans	0.6	—	0.6
Common shares at March 31, 2015	123.0	(22.5)	100.5

Share Repurchase Program

As of March 31, 2015 and December 31, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of these respective dates. The repurchase authorization has no expiration date. Following the announcement of the Acquisition, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it reaches its targeted ratio of total debt to consolidated EBITDA of 2.5 to 1.0.

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gains and Losses on Available for Sale Securities	Accumulated Other Comprehensive Earnings
Balance at December 31, 2014	$68.0	$(78.6)	$0.1	$(10.5)
Other comprehensive earnings before reclassifications	(168.5)	1.2	(0.1)	(167.4)
Amounts reclassified from accumulated other comprehensive earnings to the Condensed Consolidated Statement of Operations (a)	—	(0.3)	—	(0.3)
Tax effect of adjustments	47.4	(0.3)	—	47.1
Balance at March 31, 2015	$(53.1)	$(78.0)	$—	$(131.1)
(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. See Note 10 (Pension and Post-retirement Plans) below for additional information regarding the Company's net periodic benefit cost.

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
The gross unrecognized income tax benefits were $28.6 and $16.7 at March 31, 2015 and December 31, 2014, respectively. Substantially all of the increase relates to matters assumed associated with the Acquisition. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

As of March 31, 2015 and December 31, 2014, $28.6 and $16.7, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Substantially all of the increase relates to matters assumed associated with the Acquisition.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $9.6 and $8.2 as of March 31, 2015 and December 31, 2014, respectively. The transfer of Covance's beginning balances accounted for substantially all of the increase.
The valuation allowance provided as a reserve against certain deferred tax assets is $16.8 and $17.1 as of March 31, 2015 and December 31, 2014, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2011. Substantially all material state and local, and foreign income tax matters have been concluded through 2007 and 2001, respectively.
The Company has various state and international income tax examinations ongoing throughout the year.  Management believes adequate provisions have been recorded related to all open tax years.

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
The Company believes that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations and drug development support services. The health care diagnostics and drug development industries are, however, subject to extensive regulation, and the courts have not interpreted many of the applicable statutes and regulations. There can be no assurance, therefore, that the applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines, the loss of various licenses, certificates and authorizations, and/or exclusion from participation in government programs.
Many of the current claims and legal actions against the Company are in preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company records an aggregate legal reserve, which is determined using actuarial calculations based on historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with FASB Accounting Standards Codification Topic 450, “Contingencies”, the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and estimable and would exceed the aggregate legal reserve. When loss contingencies are not both probable and estimable, the Company does not establish separate reserves.
The Company is unable to estimate a range of reasonably probable loss for the proceedings described in more detail below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these proceedings, however, the Company does not believe, based on currently available information, that the outcomes will have a material adverse effect on the Company's financial condition, the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

As reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. (“Hunter Labs Settlement Agreement”), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed settlement agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payers. With stakeholder input, DHCS established data elements and a format for laboratories to report payment data from comparable third-party payers. Laboratories reported payment data to DHCS in the summer of 2013. On March 28, 2014, Assembly Bill No. 1124 extended the implementation deadline of new regulations until June 30, 2016. Assembly Bill No. 1494 provides that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10.0% payment reduction imposed by Assembly Bill No. 97 in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80.0% of the lowest maximum allowance established under the federal Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. In December 2014, DHCS announced at a stakeholder meeting the results of its analysis of payment data reported by laboratories in 2013 and its proposed rate methodology, on which it solicited stakeholder comments. The Company objected to the proposal by DHCS to exclude from the new rate calculations data on payments from comparable third-party payers exceeding 80.0% of Medicare reimbursement amounts and its proposal to impose the 10.0% payment reduction enacted in Assembly Bill No. 97 after calculation of the new rates. In January of 2015, after receiving stakeholder comments, DHCS instructed laboratories to submit 2014 payment data by March 27, 2015, which DHCS will use (except for data on payment amounts exceeding 80.0% of Medicare reimbursement) to establish new rates effective July 1, 2015, to which DHCS intends to apply the 10.0% payment reduction referenced in Assembly Bill No. 97. While the Company continues to dispute this methodology, taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.
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
On May 2, 2013, the Company was served with a False Claims Act lawsuit, State of Georgia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the State Court of Fulton County, Georgia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Georgia's Medicaid program. The case was removed to the United States District Court for the Northern District of Georgia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The government filed a notice declining to intervene in the case. On March 14, 2014, the Company's Motion to Dismiss was granted. The Plaintiffs' motion seeking leave to replead their complaint was granted and the Company's Motion to Dismiss the First Amended Complaint is pending. The Company will vigorously defend the lawsuit.
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
On June 7, 2012, the Company was served with a putative class action lawsuit, Yvonne Jansky v. Laboratory Corporation of America, et al., filed in the Superior Court of the State of California, County of San Francisco. The complaint alleges that the Defendants committed unlawful and unfair business practices, and violated various other state laws by changing screening codes to diagnostic codes on laboratory test orders, thereby resulting in customers being responsible for co-payments and other debts. The lawsuit seeks injunctive relief, actual and punitive damages, as well as recovery of attorney's fees, and legal expenses. The Company will vigorously defend the lawsuit.
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
The Company was a defendant in two separate putative class action lawsuits, Christine Bohlander v. Laboratory Corporation of America, et al., and Jemuel Andres, et al. v. Laboratory Corporation of America Holdings, et al., related to overtime pay. After the filing of the two lawsuits on July 8, 2013, the Bohlander lawsuit was consolidated into the Andres lawsuit, and the consolidated lawsuit is now pending in the Superior Court of California for the County of Los Angeles. In the consolidated lawsuit, the Plaintiffs allege on behalf of similarly situated phlebotomists and couriers that the Company failed to pay overtime, failed to provide meal and rest breaks, and committed other violations of the California Labor Code. The complaint seeks monetary damages, civil penalties, costs, injunctive relief, and attorney's fees. The parties have reached a tentative class settlement, which is subject to Court approval. The Court held a hearing on the merits of the settlement terms on February 26, 2015 and requested further briefing on the settlement terms. Another hearing is scheduled for May 14, 2015. The Company will vigorously defend the lawsuit.

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
On July 3, 2012, the Company was served with a lawsuit, John Wisekal, as Personal Representative of the Estate of Darien Wisekal v. Laboratory Corporation of America Holdings and Glenda C. Mixon, filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The lawsuit alleges that the Company misread a Pap test. The case was removed to the United States District Court for the Southern District of Florida. The matter was tried to a jury beginning on April 1, 2014. On April 17, 2014, the jury returned a verdict in Plaintiff’s favor in the amount of $20.8, with non-economic damages reduced by 25% to account for the Plaintiff's negligence, for a final verdict of $15.8. The Company filed post-trial motions. On July 28, 2014, the Court granted the Company’s motion for remittitur and reduced the jury’s non-economic damages award to $5.0, reduced by 25.0% for the Plaintiff’s negligence. Accordingly, the total judgment is $4.4. In December 2014, the Court granted Plaintiff's Motion to Certify the remittitur order for interlocutory appeal and stayed the case pending the Eleventh Circuit Court of Appeal's review of the Plaintiff's challenge to the reduction in judgment.
On July 9, 2014, the Company was served with a putative class action lawsuit, Christopher W. Legg, et al. v. Laboratory Corporation of America, filed in the United States District Court for the Southern District of Florida. The complaint alleges that the Company willfully violated the Fair and Accurate Credit Transactions Act by allegedly providing credit card expiration date information on an electronically printed credit card receipt. The lawsuit seeks damages of not less than $0.0001 but not more than $0.01 per violation, and punitive damages, injunctive relief, and attorney’s fees. The Company will vigorously defend the lawsuit.
Prior to the consummation of the Company’s acquisition of LipoScience, Inc., purported stockholders of LipoScience filed four putative class action lawsuits against LipoScience, members of the LipoScience board of directors, the Company and Bear Acquisition Corp., a wholly owned subsidiary of the Company, in the Delaware Court of Chancery and, with respect to one of the lawsuits, in the Superior Court of Wake County, North Carolina. The lawsuits alleged breach of fiduciary duty and/or other violations of state law arising out of the proposed acquisition. Each suit sought, among other things, injunctive relief enjoining the merger. On October 23, 2014, the case in North Carolina was voluntarily dismissed without prejudice by the Plaintiff. On October 29, 2014, the Delaware Court of Chancery consolidated the four actions under the caption In re LipoScience, Inc. Stockholder Litigation, Consolidated C.A. No. 10252-VCP (the “Consolidated Action”). On November 7, 2014, the Consolidated Action plaintiffs entered into a memorandum of understanding with the defendants regarding a settlement of the Consolidated Action. In connection with the settlement, the parties agreed that LipoScience would make certain additional disclosures to its stockholders. Subject to the completion of certain confirmatory discovery by counsel, entry by the parties into a stipulation of settlement and customary conditions, including court approval, the settlement will resolve all of the claims that were or could have been brought, including all claims relating to the merger.
On November 19, 2014, the Company entered into a definitive merger agreement to acquire Covance for approximately $6,200.0 in cash and Company common stock. The transaction closed on February 19, 2015. Prior to the closing of the transaction, purported stockholders of Covance filed two putative class action lawsuits. One of the lawsuits, captioned Berk v. Covance Inc., et al., C.A. No. 10440-VCL, was filed in the Delaware Court of Chancery on December 9, 2014. The other lawsuit, captioned Ojeda v. Herring et al., No. MER-C-92-14, was filed in the Superior Court of New Jersey, Chancery Division, Mercer County, New Jersey, on November 12, 2014. Both suits named as defendants Covance, members of the Covance board of directors, the Company and Neon Merger Sub, Inc., a wholly owned subsidiary of the Company that was merged out of existence in connection with the Acquisition. The lawsuits alleged breach of fiduciary duty and/or other violations of state law arising out of the proposed acquisition. Each suit sought, among other things, injunctive relief enjoining the merger. On January 21, 2015, the case in New Jersey was voluntarily dismissed without prejudice by the Plaintiff. On February 9, 2015, the Plaintiffs in the Delaware case entered into a

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

memorandum of understanding with the Defendants regarding a settlement. In connection with the settlement, the parties agreed that Covance would make additional disclosures to its stockholders. Subject to the entry by the parties into a stipulation of settlement and customary conditions, including court approval, the settlement will resolve all the claims that were or could have been brought, including all claims relating to the merger.
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
In March 2015, the Company received a subpoena from the Attorney General of the State of New York, which requests information regarding the Company’s relationship with Direct Laboratories LLC. The Company is cooperating with the request.
The Company holds an investment in a joint venture partnership located in Alberta, Canada. The Canadian partnership has a license to conduct diagnostic testing services in the province of Alberta. Substantially all of its revenue is received as reimbursement from the Alberta government's health care programs. In December 2013, Alberta Health Services (“AHS”), the Alberta government's health care program, issued a request for proposals for laboratory services that includes the scope of services performed by the Canadian partnership. In October 2014, AHS informed the Canadian partnership that it had not been selected as the preferred proponent. In November 2014, the Canadian partnership submitted a vendor bid appeal upon the belief that there were significant flaws and failures in the conduct of the request for proposal process, which drove to a biased conclusion. AHS established a Vendor Bid Appeal Panel to hear the appeal, and the hearing was conducted February 23-25, 2015. The decision remains pending before the Vendor Bid Appeal Panel. The Vendor Bid Appeal Panel is not required to respond by a particular date, but the Canadian partnership anticipates a decision on the bid appeal before the end of May 2015. If the appeal is unsuccessful, the Canadian partnership could then pursue a lawsuit to have the case heard in court. The Company believes that the Canadian partnership has a strong fact pattern and legal grounds to be ultimately successful in its challenge to the AHS decision, and it is the Company’s belief and best estimate, based on the facts and legal grounds presented to date, that the Canadian partnership should be successful in its challenge to the validity of the RFP process. The Canadian partnership’s existing contract with AHS remains in place through March 2016. If the AHS contract award remains with the preferred proponent, then the Canadian partnership's revenues, and accordingly the Company’s revenues, would decrease substantially and the carrying value of the Company's investment could potentially be impaired.
Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of March 31, 2015, the Company had provided letters of credit aggregating approximately $42.5, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

10.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all pre-Acquisition employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $12.9 and $13.4 for the three months ended March 31, 2015 and 2014, respectively. As a result of the Acquisition, the Company also incurred expense of $4.7 for the Covance 401K Plan during the three months ended March 31, 2015.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Service cost for administrative expenses	$1.0	$0.9
Interest cost on benefit obligation	3.8	3.9
Expected return on plan assets	(4.6)	(4.4)
Net amortization and deferral	2.7	1.8
Defined benefit plan costs	$2.9	$2.2
During the three months ended March 31, 2015, the Company contributed $2.2 to the Company Plan.
The Company has assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended March 31,
	2015	2014
Service cost for benefits earned	$0.1	$0.1
Interest cost on benefit obligation	0.3	0.4
Net amortization and deferral	(2.4)	(1.9)
Post-retirement medical plan benefits	$(2.0)	$(1.4)
In addition to the PEP, the as a result of the Acquisition, the Company also has a a frozen non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company. Benefit amounts are based upon years of service and compensation of the participating employees. The pension benefit obligation as of the Acquisition date was $32.8. The components of the net periodic pension cost for the three months ended March 31, 2015 are as follows:

Service cost	$0.4
Interest cost	0.9
Net amortization and deferral	—
Net periodic pension cost	$1.3
Also as a result of the Acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefit is shared with the retirees. The net periodic post-retirement benefit cost for the three months ended March 31, 2015 was $0.2 and the pension benefit obligation as of the Acquisition date was $6.3.
As a result of the Acquisition, the Company sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the United Kingdom pension plans are funded. The Company’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.

	United Kingdom Plans	German Plan
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2015
Service cost for administrative expenses	$0.3	$0.1
Interest cost on benefit obligation	0.9	—
Expected return on plan assets	(1.3)	—
Net amortization and deferral	0.2	0.1
Defined benefit plan costs	$0.1	$0.2

Assumptions used to determine defined benefit plan cost
Discount rate	3.6%	2.2%
Expected return on assets	5.4%	N/A
Salary increases	3.5%	2.0%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

11.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2015 and December 31, 2014 is as follows:

		Fair Value Measurements as of
	Fair Value as of	March 31, 2015
		Using Fair Value Hierarchy
	March 31, 2015	Level 1	Level 2	Level 3
Noncontrolling interest put	$16.2	$—	$16.2	$—
Interest rate swap	34.0	—	34.0	—
Cash surrender value of life insurance policies	44.7	—	44.7	—
Deferred compensation liability	43.1	—	43.1	—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2014
		Using Fair Value Hierarchy
	December 31, 2014	Level 1	Level 2	Level 3
Noncontrolling interest put	$17.7	$—	$17.7	$—
Interest rate swap	18.5	—	18.5	—
Cash surrender value of life insurance policies	41.9	—	41.9	—
Deferred compensation liability	43.4	—	43.4	—
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s condensed consolidated balance sheet. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.
The Company offers certain employees the opportunity to participate in a deferred compensation plan (“DCP”). A participant's deferrals are allocated by the participant to one or more of 16 measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant's investment accounts, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of these policies are based upon earnings and changes in the value of the underlying investments, which are typically invested in a manner similar to the participants' allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $181.1 and $155.6 as of March 31, 2015 and December 31, 2014, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $6,586.8 and $2,949.8 as of March 31, 2015 and December 31, 2014, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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
Interest Rate Swap

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $34.0 and $18.5 at March 31, 2015 and December 31, 2014, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.
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

The Company believes these embedded derivatives had no fair value at March 31, 2015 and December 31, 2014. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2015	2014
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$14.9	$18.8
Income taxes, net of refunds	23.1	8.6
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$7.8	$4.6
Non-cash stock consideration for the Acquisition	1,762.5	—
Conversion of zero-coupon convertible debt	—	2.8
Assets acquired under capital leases	16.7	3.1
Increase (decrease) accrued property, plant and equipment	(1.4)	4.7

14.	BUSINESS SEGMENT INFORMATION

The following table is a summary of segment information for the three months ended March 31, 2015 and 2014. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Prior to the first quarter of 2015, the CODM managed the operating results of the Company as two segments: clinical laboratory diagnostics and other. In connection with the Acquisition, the Company changed its operating segments to align with how the CODM evaluates financial information used to allocate resources and assess performance of the Company post Acquisition. As a result, the segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Under the new organizational structure, the CODM manages the Company under two segments: LCD and CDD. LCD includes all of the legacy LabCorp business and the nutritional chemistry and food safety business, which were previously part of Covance but excludes LabCorp's legacy clinical trials testing business, which is now part of CDD. CDD includes all of Covance's legacy business and LabCorp's legacy clinical trials testing business, but excludes the nutritional chemistry and food safety business, which are now part of LCD.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

management and administrative corporate expenses are included in general corporate expenses below. The accounting policies of the segments are the same as those as set forth in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and Note 1 (Basis of Financial Statement Presentation) above to the interim condensed consolidated financial statements.
The table below represents information about the Company’s reporting segments for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Total revenues:
LCD - net revenue	$1,472.0	$1,392.9
CDD - net revenue	300.3	37.8
CDD - reimbursable out-of-pocket expenses	20.9	—
Total revenues	1,793.2	1,430.7

Operating earnings (loss):
LCD	222.8	232.3
CDD	(54.4)	4.5
Unallocated corporate expenses	(38.2)	(33.5)
Total operating income	130.2	203.3
Other income (expense), net	(99.9)	(15.6)
Earnings before income taxes	30.3	187.7
Provision for income taxes	29.3	74.2
Net earnings	1.0	113.5
Less income attributable to noncontrolling interests	(0.3)	(0.4)
Net income attributable to Laboratory Corporation of America Holdings	$0.7	$113.1

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

2.
significant monetary damages, fines, penalties, assessments, refunds, repayments, and/or exclusion from the Medicare and Medicaid programs, among other adverse consequences, resulting from interpretations of, or future changes in, laws and regulations, including laws and regulations of Medicare, Medicaid, the False Claims Act, interpretations of such laws and regulations by federal or state government agencies or investigations, audits, regulatory examinations, information requests and other inquiries by state or federal government agencies;

3.
significant fines, penalties, costs and/or damage to the Company’s reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including HIPAA, HITECH, state laws and regulations, and laws and regulations of the European Union and other countries;

4.
loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988;

5.
penalties or loss of license arising from the failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act, or similar laws and regulations of federal, state or local agencies;

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

8.
changes in government regulations pertaining to the pharmaceutical and biotechnology industries, changes in reimbursement of pharmaceutical products or reduced spending on research and development by pharmaceutical and biotechnology customers;

9.	liabilities that result from the inability to comply with corporate governance requirements;

10.
increased competition, including price competition, competitive bidding and/or changes or reductions to fee schedules and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

11.
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

13.	failure to obtain and retain new customers or a reduction in tests ordered, specimens submitted or services requested by existing customers;

INDEX

14.
difficulty in maintaining relationships with customers or retaining key employees as a result of uncertainty surrounding the integration of Covance and the resulting negative effects on the business of the Company;

15.	customers choosing to insource services that are or could be purchased from the Company;

16.
failure to identify, successfully close and to effectively integrate and/or manage newly acquired businesses, including Covance, and the cost, time and effort required to integrate newly-acquired businesses, including Covance, which may be greater than anticipated;

17.
inability to achieve the expected benefits and synergies of newly-acquired businesses, including Covance, and impact on the Company's cash position, levels of indebtedness and stock price as a result of the Covance acquisition;

18.	the inability of the Company to meet expectations regarding accounting and tax treatments related to the Acquisition;

19.	termination, delay or reduction in scope of Covance Drug Development's contracts;

20.	liability arising from errors or omissions in the performance of Covance Drug Development's contract research services;

21.	damage to the Company's reputation, loss of business, harm from acts of animal rights extremists or potential liability arising from Covance Drug Development's animal research products;

22.	adverse results in litigation matters;

23.	inability to attract and retain experienced and qualified personnel;

24.	failure to develop or acquire licenses for new or improved technologies, or potential use of new technologies by customers to perform their own tests;

25.	substantial costs arising from the inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests;

26.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company's products and services and successfully enforce the Company's proprietary rights;

27.
scope, validity and enforceability of patents and other proprietary rights held by third parties that may impact the Company's ability to develop, perform, or market the Company's products or services or operate its business;

28.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

29.	discontinuation or recalls of existing testing products;

30.
loss of business or increased costs due to damage to the Company's reputation and significant litigation exposure arising from failure in the Company's information technology systems, including a negative effect on the performance of services or billing processes, failure to maintain the security of business information or systems or to protect against cyber security attacks, inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

31.	business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, or general labor unrest;

32.
failure to maintain the Company's days sales outstanding and/or bad debt expense levels including negative impact on the Company's reimbursement, cash collections, days sales outstanding and profitability arising from the failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set by the compliance date of October 1, 2015;

33.
impact on the Company's revenue, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by Standard & Poor's and/or Moody's;

34.	changes in reimbursement by foreign governments and foreign currency fluctuations; and

35.
expenses and risks associated with international operations, including but not limited to compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, as well as laws and regulations that differ from those of the U.S., and economic, political, legal and other operational risks associated with foreign markets.

INDEX

GENERAL (dollars in millions, except per share data)

Total revenue for the three months ended March 31, 2015 increased 25.3% as compared to the prior year. The Acquisition accounted for 19.0% of the year over year net revenue growth. The remainder of the increase was due to strong organic volume growth in the clinical laboratory business and tuck-in acquisitions, partially offset by price, mix and currency.
Prior to the first quarter of 2015, the chief operating decision maker ("CODM") managed the operating results of the Company as two segments: clinical laboratory diagnostics and other. In connection with the Acquisition, the Company changed its operating segments to align with how the CODM evaluates financial information used to allocate resources and assess performance of the Company post Acquisition. As a result, the segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Under the new organizational structure, the CODM manages the Company under two reportable segments: LabCorp Diagnostics ("LCD") and Covance Drug Development ("CDD"). LCD includes all of the Company's legacy LabCorp business, and the Company's nutritional chemistry and food safety business, which were previously part of Covance, but excludes LabCorp’s legacy clinical trials testing business, which is now part of CDD. CDD includes all of Covance’s legacy business, and LabCorp’s legacy clinical trials testing business, but excludes the nutritional chemistry and food safety business, which are now part of LCD.

RESULTS OF OPERATIONS (amounts in millions)

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Net Revenue

	Three Months Ended March 31,
	2015	2014	Change
Net revenue
LCD	$1,472.0	$1,392.9	5.7%
CDD	300.3	37.8	694.4%
Total	$1,772.3	$1,430.7	23.9%
The increase in net revenue for the three months ended March 31, 2015 as compared with the corresponding period in 2014 was due to the Acquisition along with strong organic volume growth in LCD, partially offset by price, mix and currency.
LCD revenue for the first quarter was $1,472.0, an increase of 5.7% over revenue of $1,392.9 in the first quarter of 2014. The increase in revenue was the result of volume, measured by requisitions, and tuck-in acquisitions, partially offset by price, mix and currency. The increase in net revenue was driven by growth in volume, measured by requisition, of 6.2% (organic volume growth of 5.0%). The increase in net revenue was unfavorably impacted by (0.7%) of currency and a decline in revenue per requisition of (0.5%). In addition, acquisitions added 1.8% to net revenue.
CDD net revenue for the first quarter was $300.3, an increase of 694.4% over revenue of $37.8 in the first quarter of 2014. The increase in revenue is due to the inclusion of Covance revenue from close of the acquisition on February 19, 2015 through March 31, 2015.
Reimbursable Out-of-Pocket Expenses
CDD pays on behalf of its customers certain out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit. Out-of-pocket costs paid by CDD are reflected in operating expenses, while the reimbursements received are reflected in revenues in the consolidated statements of operations. CDD excludes from revenue and expense in the consolidated statements of operations fees paid to investigators and the associated reimbursement since CDD acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.
Net Cost of Revenues

	Three Months Ended March 31,
	2015	2014	Change
Net cost of revenues	$1,176.3	$913.9	28.7%
Cost of revenues as a % of net revenue	66.4%	63.9%
Net cost of revenues (primarily laboratory and distribution costs) increased 28.7% during the three months ended March 31, 2015 as compared with the corresponding period in 2014 period primarily due to the Acquisition. Also, during the first quarter

INDEX

of 2015, the Company recorded $32.8 of compensation expense in cost of sales for the acceleration of Covance equity award payouts triggered by the February 19th acquisition, contributing 185 basis points to the increase in cost of revenues, as a percentage of net revenue.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014	Change
Selling, general and administrative expenses	$415.1	$284.9	45.7%
Selling, general and administrative expenses as a % of net revenue	23.4%	19.9%
Selling, general and administrative expenses as a percentage of total revenues increased to 23.4% during the three months ended March 31, 2015 as compared to 19.9% during the corresponding period in 2014. The increase in selling, general and administrative expenses as a percentage of net revenues is primarily due to $80.6 of transaction costs for the Acquisition as well as consulting fees and expenses related to the Company's business process improvement initiative ("Project LaunchPad") of $6.0, which added 488 basis points to selling, general and administrative expenses as a percentage of net revenues. Bad debt expense for LCD was 4.4% of net revenues for that segment during the three months ended March 31, 2015 as compared to 4.55% during the corresponding period in 2014.

Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2015	2014	Change
LCD	$21.0	$20.2	4.0%
CDD	10.4	0.8	1,200.0%
Total amortization of intangibles and other assets	$31.4	$21.0	49.5%
The increase in amortization of intangibles and other assets primarily reflects the impact of the Acquisition.

Restructuring and Other Special Charges

	Three Months Ended March 31,
	2015	2014	Change
Restructuring and other special charges	$19.3	$7.6	153.9%
During the first three months of 2015, the Company recorded net restructuring and other special charges of $19.3, substantively all within LCD. The charges were comprised of $3.2 related to severance and other personnel costs along with $16.1 in costs associated with facility closures and impairment of information technology assets.
In addition, during the first three months of 2015, the Company recorded $6.0 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of its Project LaunchPad business process improvement initiative. The Company also recorded $166.0 of deal costs related to the Acquisition, of which $80.6 is included in selling, general and administrative expenses, $32.8 is included in cost of goods sold, and $52.6 is included in interest expense.
During the first three months of 2014, the Company recorded net restructuring and other special charges of $7.6, all within LCD. The charges were comprised of $2.8 related to severance and other personnel costs along with $4.9 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.1 in unused severance.
In 2014, the Company announced Project LaunchPad, which aims to re-engineer the Company's systems and processes, leverages technological advancements and creates a sustainable, more efficient business model. The Company expects this initiative to drive savings in excess of $150.0 over the next three years, with associated one-time costs of approximately $30.0. The Company believes that any restructuring costs which may be incurred in future periods will be more than offset by subsequent savings realized from these potential actions and that any related restructuring charges will not have a material impact on the Company's operations or liquidity.

INDEX

Interest Expense

	Three Months Ended March 31,
	2015	2014	Change
Interest expense	$(104.3)	(25.7)	305.8%
The increase in interest expense for the three months ended March 31, 2015 as compared with corresponding period in 2014 is primarily due to the issuance of $3,900.0 in debt and other financing costs in connection with the Acquisition. Another component of the increase is a $37.4 make-whole payment that was required in connection with the prepayment of the $250.0 Covance senior notes. In addition, the Company recorded $15.2 in interest expense relating to the deferred financing costs associated with the Company's previous credit agreement and the bridge financing facilities used to complete the Acquisition. The bridge facility was repaid in March 2015.

Equity Method Income

	Three Months Ended March 31,
	2015	2014	Change
Equity method income	$2.7	$3.0	(10.0)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships reside within LCD. The decrease in income is due to the decline in the profitability of one of the joint venture partnerships for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to a challenging business climate in its geographic market.

Other, net

	Three Months Ended March 31,
	2015	2014	Change
Other, net	$1.1	$6.9	(84.1)%

The decrease in other, net for the three ended March 31, 2015, is due to a gain on the sale of an investment the Company made in the area of diagnostic technology during the first quarter of 2014.

Income Tax Expense

	Three Months Ended March 31,
	2015	2014	Change
Income tax expense	$29.3	$74.2	(60.5)%
Income tax expense as a % of earnings before tax	96.4%	39.5%
The Company's tax rate for the quarter was negatively impacted by non-deductible deal costs of approximately $19.6 associated with the Acquisition and one-time tax charges of $12.8 to realign the Company's legal entity structure to facilitate the Acquisition. The rate was favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate. The Company considers substantially all of the foreign earnings to be permanently reinvested overseas.

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company's senior unsecured revolving credit facility is further discussed in Note 6 (Debt) to the Company's Unaudited Condensed Consolidated Financial Statements.
In summary the Company's cash flows were as follows:

INDEX

	Three Months Ended March 31,
	2015	2014
Net cash (used for) provided by operating activities	$(86.9)	$142.3
Net cash used for investing activities	(3,651.3)	(108.1)
Net cash provided by (used in) financing activities	3,629.7	(98.0)
Effect of exchange rate on changes in cash and cash equivalents	(25.1)	(1.3)
Net change in cash and cash equivalents	$(133.6)	$(65.1)
Cash and cash equivalents
Cash and cash equivalents at March 31, 2015 and 2014 totaled $446.4 and $338.9, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market investments, which have original maturities of three months or less.
Operating Activities
During the three months ended March 31, 2015 and 2014, the Company's operations used $86.9 of cash as compared to being a source of $142.3 in 2014. The $229.2 decrease in cash provided from operations in 2015 as compared with the corresponding 2014 period is primarily due to lower net earnings in conjunction with the closing of the Acquisition. The Company’s earnings were impacted by restructuring and special items of $191.3 in the first quarter of 2015, $153.5 of which represents cash payments in connection with the Acquisition, compared to $7.6 during the same period in 2014. Excluding the cash payments made in conjunction with the Acquisition, CDD used over $100.0 in operating cash due to seasonal use of working capital.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 was $3,651.3 as compared to $108.1 for the three months ended March 31, 2014. The $3,543.2 increase in cash used in investing activities was primarily due to cash paid for the Acquisition. Capital expenditures were $33.8 and $56.5 for the three months ended March 31, 2015 and 2014, respectively. The Company expects capital expenditures of approximately $325.0 to $350.0 in 2015. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's Revolving Credit Facility or any successor facility, as needed.
During the first three months of 2014, the Company received cash proceeds of $15.0 and recorded a net gain of $11.0 on the sale of an investment. The investment was one of several strategic investments the Company has made in the area of diagnostics.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015 was $3,629.7 compared to $98.0 net cash used in financing activities for the three months ended March 31, 2014. The $3,727.7 increase in the cash provided by financing activities for three months ended March 31, 2015, as compared to the prior year, was primarily a result of $4,360.0 of financing proceeds for the Acquisition offset by repayments and debt issue costs of $762.1. The remainder of the period over period increase is primarily due to the suspension of share repurchases following the announcement of the Acquisition in the fourth quarter of 2014, compared to $107.7 of share repurchases in the first quarter of 2014.
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
On December 19, 2014, the Company entered into a five-year term loan credit facility in the principal amount of $1,000.0 for the purpose of financing a portion of the cash consideration and the fees and expenses in connection with the transactions contemplated by the Merger Agreement. Pursuant to the bridge facility commitment letter, upon the Company’s entry into the term loan credit facility, the $4,250.0 bridge facility was reduced to a $3,250.0 commitment, comprised of a $2,850.0 364-day unsecured debt bridge tranche and a $400.0 60-day cash bridge tranche. The $1,000.0 of term loan commitments made under the term loan credit facility reduced the debt bridge tranche under the bridge facility dollar for dollar.
The term loan credit facility was advanced in full on February 19, 2015, the date of the Company’s completion of the Acquisition.

INDEX

The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty. The term loan balance at March 31, 2015 was $925.0.
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
On January 30, 2015, the Company issued the Acquisition Notes, which represent $2,900.0 in debt securities. Net proceeds from the offering of the Acquisition Notes were $2,870.2 after deducting underwriting discounts and other estimated expenses of the offering. Net proceeds were used to pay a portion of the cash consideration and the fees and expenses in connection with the Acquisition. Pursuant to the bridge facility commitment letter, upon the Company’s issuance of the Acquisition Notes, the remaining $2,850.0 364-day unsecured debt bridge tranche under the senior unsecured bridge term loan credit facility was terminated.
On February 13, 2015, the Company entered into a 60-day cash bridge term loan credit facility in the principal amount of $400.0 for the purpose of financing a portion of the cash consideration and the fees and expenses in connection with the transactions contemplated by the Merger Agreement. The 60-day cash bridge term loan credit facility was entered on the terms set forth in the bridge facility commitment letter for the $400.0 60-day cash bridge tranche. The 60-day cash bridge term loan credit facility was advanced in full on February 19, 2015, the date of the Company’s completion of the Acquisition. The 60-day cash bridge term loan credit facility was repaid in March 2015.
Under the term loan credit facility and the new revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain a leverage ratio that varies. Prior to the acquisition closing date, the leverage ratio was required to have been no greater than 3.75 to 1.00, calculated by excluding the $2,900.0 Acquisition Notes. From and after the acquisition closing date, the leverage ratio must be no greater than 4.75 to 1.00 with respect to the last day of each of the first four fiscal quarters ending on or after the closing date, 4.25 to 1.00 with respect to the last day of each of the fifth through eighth fiscal quarters ending after the closing date, and 3.75 to 1.00 with respect to the last day of each fiscal quarter ending thereafter. The Company was in compliance with all covenants in the Credit Agreement at March 31, 2015. As of March 31, 2015, the ratio of total debt to consolidated EBITDA was 4.2 to 1.0.
The term loan credit facility accrues interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.125% to 2.00%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.125% to 1.00%. Advances under the new revolving credit facility will accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.00 to 1.60%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.00% to 0.60%. Fees are payable on outstanding letters of credit under the new revolving credit facility at a per annum rate equal to the applicable margin for LIBOR loans, and the Company is required to pay a facility fee on the aggregate commitments under the new revolving credit facility, at a per annum rate ranging from 0.125% to 0.40%. The interest margin applicable to the credit facilities, and the facility fee and letter of credit fees payable under the new revolving credit facility, are based on the Company’s senior credit ratings as determined by Standard & Poor’s and Moody’s, which are currently BBB and Baa2, respectively.
There was $60.0 and $0.0 outstanding on the Company's Revolving Credit Facility at March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the effective interest rate on the Revolving Credit Facility was 1.28% and the effective interest rate on the term loan was 1.47%.

As of March 31, 2015, the Company provided letters of credit aggregating $42.5, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's Revolving Credit Facility and are renewed annually, around mid-year.

As of March 31, 2015, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of that date. Following the announcement of the Acquisition in the fourth quarter of 2014, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it reaches its targeted leverage ratio of total debt to consolidated EBITDA of 2.5 to 1.0.

INDEX

The Company had a $38.2 and $24.9 reserve for unrecognized income tax benefits, including interest and penalties as of March 31, 2015 and December 31, 2014, respectively. The acquisition of Covance accounted for substantially all of the increase. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.

Zero-coupon Subordinated Notes
On March 11, 2015, the Company announced that for the period from March 12, 2015 to September 11, 2015, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 6, 2015, in addition to the continued accrual of the original issue discount.
On April 1, 2015, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2014, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Tuesday, June 30, 2015. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation (i.e., the accreted principal amount of the securities to be converted) with cash on hand and/or borrowings under the Revolving Credit Facility. The remaining amount, if any, will be settled with shares of common stock.
As a result of the Acquisition, the Company assumed privately placed of senior notes in an aggregate principal amount of $250.0 issued pursuant to a Note Purchase Agreement dated October 2, 2013. On March 5, 2015, the Company caused Covance to prepay all of the outstanding Senior Notes at 100 percent of the principal amount plus accrued interest, and a total make-whole amount of $37.4 which is included in interest expense. The Note Purchase Agreement terminated effective March 5, 2015 in connection with the prepayment of the Senior Notes.

Credit Ratings
The Company’s debt ratings of Baa2 from Moody’s and BBB from Standard and Poor’s contribute to its ability to access capital markets.

New Accounting Pronouncements
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
In May 2014, the FASB issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for the Company beginning January 1, 2017. However, in April, 2015, the FASB voted to propose a one-year deferral of the effective date of the standard. If the proposal is adopted, the standard will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. The Company is currently evaluating the expected impact of the standard.
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

INDEX

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
In April 2015, the FASB issued an update which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for the Company beginning January 1, 2016. The new guidance will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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
The Company has operations throughout the United States and other countries including Belgium, Canada, China, France, Germany, Hong Kong, Japan, Singapore, Switzerland, the United Kingdom and the United Arab Emirates, and, accordingly, the earnings and cash flows generated from these operations are subject to foreign currency exchange risk.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated by reference.

Item 1A. Risk Factors

The risk factor set forth below revises and supplements the corresponding risk factor set forth in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  With the exception of the following, there have been no material changes in the risk factors that appear in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to the Company’s reputation with customers and have a material adverse effect upon the Company’s business.
The federal HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, health care providers, and health care clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

•
the circumstances under which the use and disclosure of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company’s services, and its health care operations activities;

•	a patient’s right to access, amend and receive an accounting of certain disclosures of protected health information;

•	the content of notices of privacy practices for protected health information;

•	administrative, technical and physical safeguards required of entities that use or receive protected health information; and

•	the protection of computing systems maintaining PHI.

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of privacy and security regulations, including potential civil and criminal fines and penalties. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For instance, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure or confidential health information or other private personal information.
In addition, laws and regulations of the European Union, as well as other countries, protect the use and disclosure of personal information. Compliance with these laws and regulations may result in increased costs and failure to comply may result in significant fines, penalties and damage to the Company’s reputation with customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in millions)

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of March 31, 2015, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of that date. The repurchase authorization has no expiration date. Following the announcement of the Acquisition, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it reaches its targeted ratio of total debt to consolidated EBITDA of 2.5 to 1.0.

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
10.1
Seventh Supplemental Indenture, dated as of January 30, 2015, between the Company and U.S. Bank National Association, as trustee, including the form of the 2020 Notes (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 30, 2015).

10.2
Eighth Supplemental Indenture, dated as of January 30, 2015, between the Company and U.S. Bank National Association, as trustee, including the form of the 2022 Notes (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 30, 2015).

10.3
Ninth Supplemental Indenture, dated as of January 30, 2015, between the Company and U.S. Bank National Association, as trustee, including the form of the 2025 Notes (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 30, 2015).

10.4
Tenth Supplemental Indenture, dated as of January 30, 2015, between the Company and U.S. Bank National Association, as trustee, including the form of the 2045 Notes (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 30, 2015).

10.5
Bridge Term Loan Credit Agreement, dated as of February 13, 2015, among the Company, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Credit Suisse AG, Cayman Islands Branch, as Documentation Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Credit Suisse Securities (USA) LLC as Joint Lead Arrangers and Joint Book Managers, and as the lenders named therein (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on February 26, 2015).

10.6*	Amendment No. 1 to Term Loan Credit Agreement with Bank of America, N.A. dated March 5, 2015.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

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

May 4, 2015