Form 10-Q
period 2015-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2015-07-30
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR
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

The number of shares outstanding of the issuer's common stock is 100.6 million shares, net of treasury stock as of July 27, 2015.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$619.0	$580.0
Accounts receivable, net of allowance for doubtful accounts of $234.4 and $211.6 at June 30, 2015 and December 31, 2014, respectively	1,201.4	815.7
Unbilled services	163.5	—
Inventory	182.0	139.5
Prepaid expenses and other	387.3	157.5
Deferred income taxes	32.8	—
Total current assets	2,586.0	1,692.7
Property, plant and equipment, net	1,831.8	786.5
Goodwill, net	6,136.6	3,099.4
Intangible assets, net	3,644.8	1,475.8
Joint venture partnerships and equity method investments	68.6	92.6
Other assets, net	197.4	154.8
Total assets	$14,465.2	$7,301.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438.8	$282.3
Accrued expenses and other	567.7	341.4
Unearned revenue	142.5	—
Deferred income taxes	—	5.5
Short-term borrowings and current portion of long-term debt	674.1	347.1
Total current liabilities	1,823.1	976.3

Long-term debt, less current portion	6,113.2	2,682.7
Deferred income taxes and other tax liabilities	1,372.6	530.4
Other liabilities	370.1	274.2
Total liabilities	9,679.0	4,463.6
Commitments and contingent liabilities
Noncontrolling interest	16.5	17.7
Shareholders’ equity:
Common stock, 100.8 and 84.6 shares outstanding at June 30, 2015 and December 31, 2014, respectively	12.0	10.4
Additional paid-in capital	1,877.6	—
Retained earnings	3,955.8	3,786.1
Less common stock held in treasury	(975.9)	(965.5)
Accumulated other comprehensive loss	(99.8)	(10.5)
Total shareholders’ equity	4,769.7	2,820.5
Total liabilities and shareholders’ equity	$14,465.2	$7,301.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$2,218.7	$1,516.4	$3,991.0	$2,947.1
Reimbursable out-of-pocket expenses	50.4	—	71.3	—
Total revenues	2,269.1	1,516.4	4,062.3	2,947.1

Net cost of revenues	1,444.1	947.8	2,593.2	1,861.7
Reimbursable out-of-pocket expenses	50.4	—	71.3	—
Total cost of revenues	1,494.5	947.8	2,664.5	1,861.7
Gross profit	774.6	568.6	1,397.8	1,085.4
Selling, general and administrative expenses	392.4	297.9	832.8	582.8
Amortization of intangibles and other assets	46.6	22.0	79.0	43.0
Restructuring and other special charges	14.3	2.0	33.6	9.6
Operating income	321.3	246.7	452.4	450.0
Other income (expenses):
Interest expense	(57.9)	(25.8)	(162.2)	(51.5)
Equity method income, net	2.9	3.7	5.6	6.7
Investment income	0.3	0.4	0.9	0.6
Other, net	(2.3)	7.5	(1.2)	14.4
Earnings before income taxes	264.3	232.5	295.5	420.2
Provision for income taxes	95.6	90.8	125.2	165.0
Net earnings	168.7	141.7	170.3	255.2
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)	(0.6)	(0.8)
Net earnings attributable to Laboratory Corporation of America Holdings	$168.4	$141.3	$169.7	$254.4

Basic earnings per common share	$1.67	$1.67	$1.76	$3.00
Diluted earnings per common share	$1.64	$1.64	$1.73	$2.94

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$168.7	$141.7	$170.3	$255.2

Foreign currency translation adjustments	32.9	35.5	(130.6)	(0.5)
Net benefit plan adjustments	0.5	2.2	1.4	4.5
Investment adjustments	—	(15.8)	(0.1)	(16.4)
Other comprehensive income (loss) before tax	33.4	21.9	(129.3)	(12.4)
(Provision) benefit for income tax related to items of other comprehensive earnings	(7.1)	(8.9)	40.0	4.7
Other comprehensive income (loss), net of tax	26.3	13.0	(89.3)	(7.7)
Comprehensive earnings	195.0	154.7	81.0	247.5
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)	(0.6)	(0.8)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$194.7	$154.3	$80.4	$246.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2013	$10.5	$—	$3,373.5	$(958.9)	$66.2	$2,491.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	254.4	—	—	254.4
Other comprehensive earnings, net of tax	—	—	—	—	(7.7)	(7.7)
Issuance of common stock under employee stock plans	—	58.9	—	—	—	58.9
Surrender of restricted stock and performance share awards	—	—	—	(6.6)	—	(6.6)
Conversion of zero-coupon convertible debt	—	4.5	—	—	—	4.5
Stock compensation	—	23.6	—	—	—	23.6
Income tax benefit from stock options exercised	—	2.2	—	—	—	2.2
Purchase of common stock	(0.1)	(89.2)	(74.9)	—	—	(164.2)
BALANCE AT JUNE 30, 2014	$10.4	$—	$3,553.0	$(965.5)	$58.5	$2,656.4

BALANCE AT DECEMBER 31, 2014	$10.4	$—	$3,786.1	$(965.5)	$(10.5)	$2,820.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	169.7	—	—	169.7
Other comprehensive loss, net of tax	—	—	—	—	(89.3)	(89.3)
Issuance of common stock for acquisition consideration	1.5	1,761.0	—	—	—	1,762.5
Issuance of common stock under employee stock plans	0.1	58.7	—	—	—	58.8
Surrender of restricted stock and performance share awards	—	—	—	(10.4)	—	(10.4)
Stock compensation	—	54.0	—	—	—	54.0
Income tax benefit from stock options exercised	—	3.9	—	—	—	3.9
Purchase of common stock	—	—	—	—	—	—
BALANCE AT JUNE 30, 2015	$12.0	$1,877.6	$3,955.8	$(975.9)	$(99.8)	$4,769.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$170.3	$255.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	223.1	123.5
Stock compensation	54.0	23.6
Gain on sale of assets	(0.1)	(16.2)
Accrued interest on zero-coupon subordinated notes	1.0	1.1
Earnings in excess of distributions from equity method investments	(2.6)	(3.2)
Asset impairment	14.8	—
Deferred income taxes	(4.9)	(1.1)
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(53.8)	(48.0)
Increase in unbilled services	(24.7)	—
Decrease in inventories	9.5	3.4
Decrease in prepaid expenses and other	14.9	24.3
Decrease in accounts payable	(33.8)	(25.7)
Increase in unearned revenue	2.6	—
(Decrease) increase in accrued expenses and other	(60.5)	12.8
Net cash provided by operating activities	309.8	349.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(102.9)	(104.6)
Proceeds from sale of assets	0.5	0.3
Proceeds from sale of investment	8.0	31.3
Investments in equity affiliates	(4.8)	(8.5)
Acquisition of businesses, net of cash acquired	(3,684.4)	(65.7)
Net cash used for investing activities	(3,783.6)	(147.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	2,900.0	—
Proceeds from term loan	1,000.0	—
Payments on term loan	(160.0)	—
Proceeds from revolving credit facilities	60.0	—
Payments on revolving credit facilities	(60.0)	—
Proceeds from bridge loan	400.0	—
Payments on bridge loan	(400.0)	—
Payments on senior notes	(250.0)	—
Payments on zero-coupon subordinated notes	—	(15.9)
Payment of debt issuance costs	(36.7)	(0.1)
Noncontrolling interest distributions	—	(0.6)
Deferred payments on acquisitions	(0.1)	(3.5)
Payments on long-term lease obligations	(2.2)	(0.2)
Excess tax benefits from stock based compensation	3.9	2.2
Net proceeds from issuance of stock to employees	56.0	58.9
Purchase of common stock	—	(164.2)
Net cash provided by (used for) financing activities	3,510.9	(123.4)
Effect of exchange rate changes on cash and cash equivalents	1.9	(3.6)
Net increase in cash and cash equivalents	39.0	75.5
Cash and cash equivalents at beginning of period	580.0	404.0
Cash and cash equivalents at end of period	$619.0	$479.5

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
Effective as of the first quarter of 2015, the Company changed its operating segments due to a change in its underlying organizational model designed to support the business following the acquisition (“the Acquisition”) of Covance Inc. (“Covance”) (see Note 14 - Business Segment Information). The LabCorp Diagnostics (“LCD”) segment includes operations that offer a broad range of clinical laboratory tests and procedures. The Covance Drug Development (“CDD”) segment includes early drug development, central laboratory and clinical trial services. Through CDD, the Company offers its biopharmaceutical clients a full range of drug development services, including the ability to conduct a broad range of preclinical and clinical safety and efficacy studies, and the associated laboratory testing, required by regulatory bodies as part of the development and approval of new medicines.
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

Summary of Significant Accounting Policies
The following information summarizes the significant accounting policies of the Company's CDD segment. The significant accounting policies of the LCD segment, which are largely comprised of the historic operations of the Company prior to the Acquisition, have not changed since 2014 and are described in the Company's 2014 Annual Report on Form 10-K.
Revenue Recognition
CDD recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of CDD’s net revenues have been earned under contracts that range in duration from a few months to two years, but can extend in duration up to five years or longer. CDD also has committed minimum volume arrangements with certain clients with initial terms that generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. These arrangements enable CDD's clients to secure its services in exchange for which they commit to purchase an annual minimum dollar value of services. Under these types of arrangements, if the annual minimum dollar value of service commitment is not reached, the client is required to pay CDD for the shortfall. Progress towards the achievement of annual minimum dollar value of service commitments is monitored throughout the year. Annual minimum commitment shortfalls are not included in net revenues until the amount has been determined and agreed to by the client.
Service contracts generally take the form of fee-for-service or fixed-price arrangements subject to pricing adjustments based on changes in scope. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in early development services include among others the number of slides read, or specimens prepared for

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in the clinical trials services include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. CDD does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e., potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended with revenue recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.
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
Most contracts are terminable with or without cause by the client, either immediately or upon notice. These contracts often require payment to CDD of expenses to wind down the study or project, fees earned to date and, in some cases, a termination fee or a payment to CDD of some portion of the fees or profits that could have been earned by CDD under the contract if it had not been terminated early. Termination fees are included in net revenues when services are performed and realization is assured. In connection with the management of multi-site clinical trials, CDD pays on behalf of its customers fees to investigators, volunteers and certain out-of-pocket costs, for which it is reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in net revenues or expenses where CDD acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to CDD. All other out-of-pocket costs are included in total revenues and expenses.
Foreign Currencies
For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the period, assets and liabilities are translated at period-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of shareholders’ equity in the consolidated balance sheets and are included in the determination of comprehensive income in the consolidated statements of comprehensive earnings and consolidated statements of changes in shareholders’ equity. Transaction gains and losses are included in the determination of net income in the consolidated statements of operations.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Prepaid Expenses and Other
In connection with the management of multi-site clinical trials, CDD pays on behalf of its customers certain out-of-pocket costs, for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with such out-of-pocket pass-through costs are included in prepaid expenses and other in the accompanying consolidated balance sheets and totaled $87.3 at June 30, 2015.
Reimbursable Out-of-Pocket Expenses
CDD pays on behalf of its customers certain out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit. Out-of-pocket costs paid by CDD are reflected in operating expenses, while the reimbursements received are reflected in revenues in the consolidated statements of operations. CDD excludes from revenue and expense in the consolidated statements of operations fees paid to investigators and the associated reimbursement because CDD acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.
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
New Accounting Pronouncements

In April 2014, the FASB issued a new accounting standard on discontinued operations that significantly changes criteria for discontinued operations and disclosures for disposals. Under this new standard, to be a discontinued operation, a component or group of components must represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Expanded disclosures for discontinued operations include more details about earnings and balance sheet accounts, total operating and investing cash flows, and cash flows resulting from continuing involvement. The Company has adopted the guidance of this new standard and will apply it prospectively to all new disposals of components and new classifications as held for sale. The adoption of this standard did not have a material impact on the consolidated financial statements.
In May 2014, the FASB issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for the Company beginning January 1, 2017. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. The Company is currently evaluating the expected impact of the standard.
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
In April 2015, the FASB issued an update which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with debt discounts. This standard is effective for the Company beginning January 1, 2016, with early adoption permitted. The new guidance will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

In May 2015, the FASB issued a new accounting standard allowing entities to exclude investments measured at new asset value per share under the existing practical expedient from the fair value hierarchy. In addition, when the net asset value practical expedient is not applied to eligible investments, certain other disclosures are no longer required. The standard will be effective for the Company beginning January 1, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

2.	BUSINESS ACQUISITIONS

On February 19, 2015 (the “Acquisition Date”), the Company completed the Acquisition for $6,150.7. The Company issued debt and common stock to fund the Acquisition. Covance stockholders received $75.76 in cash and 0.2686 shares of the Company's common stock for each share of Covance common stock they owned. The Company financed the Acquisition with $3,900.0 of debt, 15.3 shares of its common stock and $488.2 of available cash, $400.0 of which was derived from a bridge term loan credit facility. On January 30, 2015, the Company issued $2,900.0 in debt securities, consisting of $500.0 aggregate principal amount of 2.625% Senior Notes due 2020, $500.0 aggregate principal amount of 3.20% Senior Notes due 2022, $1,000.0 aggregate principal amount of 3.60% Senior Notes due 2025 and $900.0 aggregate principal amount of 4.70% Senior Notes due 2045 (together, the "Acquisition Notes"). The Company also entered into a $1,000.0 term loan facility which was advanced in full on February 19, 2015. The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty.
During the second quarter of 2015, the Company continued to finalize its purchase price allocation during the measurement period and obtained new fair value information related to the assets acquired and liabilities assumed of Covance, including the related lives of acquired assets. The facts and circumstances existed at the date of acquisition and, if known, would have affected the measurement of the amounts recognized at that date. In accordance with ASC 805, Business Combinations, measurement period adjustments are not included in current earnings, but recognized as of the date of the acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, the Company adjusted the preliminary allocation of the purchase price initially recorded at the Acquisition Date to reflect these measurement period adjustments. While significant progress was made during the second quarter, this allocation is still preliminary and subject to change. The areas of the purchase price that are not yet finalized are primarily related to certain income tax items, intangible assets and residual goodwill. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. The final valuation associated with the Acquisition is expected to be completed later in 2015.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Consideration Transferred
Cash consideration			$4,388.2
Stock consideration			1,762.5
			$6,150.7

	Preliminary February 19, 2015	Measurement Period Adjustments	Adjusted February 19, 2015
Net Assets Acquired
Cash and cash equivalents	$780.8	$—	$780.8
Accounts receivable	334.8	—	334.8
Unbilled services	138.7	—	138.7
Inventories	51.9	—	51.9
Prepaid expenses and other	261.4	45.5	306.9
Deferred income taxes	34.4	—	34.4
Property, plant and equipment	844.2	219.7	1,063.9
Goodwill	3,176.1	(200.4)	2,975.7
Customer relationships	1,917.2	(5.0)	1,912.2
Trade names and trademarks	289.4	4.3	293.7
Land use right	4.9	(4.9)	—
Technology	—	62.2	62.2
Favorable leases	—	5.5	5.5
Other assets	15.2	—	15.2
Total assets acquired	7,849.0	126.9	7,975.9
Accounts payable	190.8	—	190.8
Accrued expenses and other	280.8	—	280.8
Unearned revenue	168.0	—	168.0
Deferred income taxes	730.2	105.5	835.7
Senior notes	250.0	—	250.0
Other liabilities	78.5	21.4	99.9
Total liabilities acquired	1,698.3	126.9	1,825.2
Net assets acquired	$6,150.7	$—	$6,150.7
As noted above, the valuation of acquired intangible assets is preliminary as of June 30, 2015. Similarly, the amortization periods are preliminary until the valuation is finalized. The preliminary amortization periods for intangible assets acquired are 28 years for customer relationships, 15 years for trade names and trademarks, and 8 years for favorable leases. As a result of these measurement period adjustments, depreciation expense for the three months ended March 31, 2015 decreased $1.9 and amortization expense for the three months ended March 31, 2015 increased $1.1.
The Acquisition contributed $620.8 and $35.8 of revenue and net income, respectively, during the three months ended June 30, 2015 and $888.0 and $20.4 of revenue and net income, respectively, during the six months ended June 30, 2015.
Unaudited Pro Forma Information
The Company completed the Acquisition on February 19, 2015. Had the Acquisition been completed as of the beginning of 2014, the Company's pro forma results for 2015 and 2014 would have been as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30,
		2015	2014
Total revenues	$2,203.5	$4,415.5	$4,300.5
Operating income	245.2	571.9	323.5
Net income attributable to Laboratory Corporation of America Holdings	127.0	279.4	102.1
Earnings per share:
Basic	$1.27	$2.76	$1.02
Diluted	$1.25	$2.72	$1.00
The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased amortization expense and decreased depreciation expense based on the estimated fair value of assets acquired, the impact of the Company’s new financing arrangements, and the related tax effects. The pro forma

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

results include costs directly attributable to the Acquisition which are not expected to have a continuing impact on the combined company, such as transactions costs of $207.6; comprised of change in control, retention and severance arrangements of $26.8; acceleration of stock based compensation of $43.2 and related employer taxes of $9.4; legal, advisor and success fees of $75.6; write-off of bridge and other deferred financing fees of $15.2; and make-whole payments of $37.4 made in connection with the prepayment of Covance's existing private placement debt, all of which are included in the pro forma results of operations for the three and six months ended June 30, 2014. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the Acquisition. To produce the unaudited pro forma financial information, the Company adjusted Covance’s assets and liabilities to their estimated fair value based on a preliminary valuation as of the Acquisition Date. As noted previously, the Company is finalizing elements of the purchase price allocation during the measurement period, including certain elements of the valuation work necessary to arrive at the final estimates of the fair value of the Covance assets acquired and the liabilities assumed. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the Acquisition occurred on the date indicated or that may result in the future.
During the six months ended June 30, 2015, the Company also acquired various laboratories and related assets for approximately $77.0 in cash (net of cash acquired). The majority of these were acquired in the second quarter of 2015. The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $18.5 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $56.7. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities. The Company's results would not have been materially different from its pro forma results had the Company's other 2015 acquisitions occurred at the beginning of 2014.

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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$168.4	100.7	$1.67	$141.3	84.7	$1.67	$169.7	96.3	$1.76	$254.4	84.9	$3.00
Dilutive effect of employee stock options and awards	—	1.2		—	1.1		—	1.2		—	1.0
Effect of convertible debt	—	0.6		—	0.5		—	0.6		—	0.5
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$168.4	102.5	$1.64	$141.3	86.3	$1.64	$169.7	98.1	$1.73	$254.4	86.4	$2.94
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	0.1	—	0.1	0.1

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first six months of 2015, the Company recorded net restructuring and other special charges of $33.6. The charges were comprised of $9.5 related to severance and other personnel costs along with $24.7 in costs associated with facility closures and impairment of certain information technology assets. These charges were offset by the reversal of previously established reserves of $0.6 in unused facility-related costs.
In addition, during the first six months of 2015, the Company recorded $11.9 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of Project LaunchPad as well as Covance integration costs. The Company also recorded $166.0 of deal costs related to the Acquisition, of which $80.6 is included in selling, general and administrative expenses, $32.8 is included in cost of revenue, and $52.6 is included in interest expense.
During the first six months of 2014, the Company recorded net restructuring and other special charges of $9.6. The charges were comprised of $5.2 related to severance and other personnel costs along with $5.1 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.2 in unused severance and $0.5 in unused facility-related costs.
In addition, during the second quarter of 2014, the Company recorded $4.7 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of Project LaunchPad, as well as one-time CFO transition costs.
The following represents the Company’s restructuring reserve activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2014	$0.4	$21.7	$22.1
Restructuring charges	9.5	24.7	34.2
Reduction of prior restructuring accruals	—	(0.6)	(0.6)
Cash payments and other adjustments	(5.1)	(18.7)	(23.8)
Balance as of June 30, 2015	$4.8	$27.1	$31.9
Current			$12.2
Non-current			19.7
			$31.9

5.	GOODWILL AND INTANGIBLE ASSETS
As of June 30, 2015, the Company has recorded goodwill of $6,136.6, which includes a preliminary goodwill balance of $2,975.7 related to the Acquisition. Effective in the first quarter of 2015, the Company changed its operating segments due to a change in its underlying organizational model designed to support the business following the Acquisition (see Note 14 - Business Segment Information). The Company did not operate under the realigned operating segment structure prior to the first quarter of 2015. This change in segments resulted in a reassignment of goodwill of approximately $110.5 among the Company’s reportable segments (and reporting units) based on relative fair value. Prior period information has been retrospectively adjusted to reflect this reassignment.
The following is a summary of the Company’s goodwill by reportable segment, reflecting the retrospective reassignment as of December 31, 2014:

LCD	$2,988.9
CDD	110.5
$3,099.4
The changes in the carrying amount of goodwill for the three month period ended June 30, 2015 and for the year ended December 31, 2014 are as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	LCD		CDD		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Balance as of January 1	$2,988.9	$2,912.3	$110.5	$110.5	$3,099.4	$3,022.8
Goodwill acquired during the period	65.6	81.8	2,975.7	—	3,041.3	81.8
Foreign currency impact and other adjustments to goodwill	(4.2)	(5.2)	0.1	—	(4.1)	(5.2)
Balance at end of period	$3,050.3	$2,988.9	$3,086.3	$110.5	$6,136.6	$3,099.4
 The components of identifiable intangible assets are as follows:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,291.6	$(665.1)	$2,626.5	$1,361.6	$(606.8)	$754.8
Patents, licenses and technology	184.5	(103.2)	81.3	125.9	(95.9)	30.0
Non-compete agreements	49.2	(34.7)	14.5	45.6	(31.7)	13.9
Trade names	428.8	(102.9)	325.9	133.3	(91.6)	41.7
Land use right	5.5	(0.3)	5.2	—	—	—
Canadian licenses	591.4	—	591.4	635.4	—	635.4
	$4,551.0	$(906.2)	$3,644.8	$2,301.8	$(826.0)	$1,475.8
Amortization of intangible assets for the three-month and six-month periods ended June 30, 2015 was $46.6 and $79.0, respectively; and $22.0 and $43.0 for the three-month and six-month periods ended June 30, 2014, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $95.0 for the remainder of fiscal 2015, $183.0 in fiscal 2016, $175.9 in fiscal 2017, $165.2 in fiscal 2018, $158.4 in fiscal 2019 and $2,257.7 thereafter.

6.	DEBT

Short-term borrowings and the current portion of long-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Zero-coupon convertible subordinated notes	$94.9	$93.9
5.625% senior notes due 2015	250.0	250.0
3.125% senior notes due 2016	325.0	—
Current portion of capital leases	4.2	3.2
Total short-term borrowings and current portion of long-term debt	$674.1	$347.1
Long-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
3.125% senior notes due 2016	$—	$325.0
2.20% senior notes due 2017	500.0	500.0
2.50% senior notes due 2018	400.0	400.0
4.625% senior notes due 2020	619.2	618.5
2.625% senior notes due 2020	500.0	—
3.75% senior notes due 2022	500.0	500.0
3.20% senior notes due 2022	500.0	—
4.00% senior notes due 2023	300.0	300.0
3.60% senior notes due 2025	1,000.0	—
4.70% senior notes due 2045	900.0	—
Revolving credit facility	—	—
Term loan	840.0	—
Capital leases	54.0	39.2
Total long-term debt	$6,113.2	$2,682.7

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Senior Notes
As a result of the Acquisition, the Company assumed privately placed senior notes in an aggregate principal amount of $250.0 issued pursuant to a Note Purchase Agreement dated October 2, 2013. On March 5, 2015, due to certain restrictive covenants and unfavorable interest rates, the Company caused Covance to prepay all of the outstanding Senior Notes at 100 percent of the principal amount plus accrued interest, and a total make-whole amount of $37.4 which was expensed. The Note Purchase Agreement terminated effective March 5, 2015 in connection with the prepayment of the Senior Notes.
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long-term assets and added to the value of the senior notes, with an aggregate fair value of $19.2 at June 30, 2015.
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
On July 1, 2015, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0. principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2015, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Wednesday, September 30, 2015. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation (i.e. the accreted principal amount of the securities to be converted) with cash on hand and/or borrowings under its revolving credit facility. The remaining amount, if any, will be settled with shares of common stock.

Credit Facilities

As part of its final financing of the Acquisition, the Company entered into a $1,000.0 term loan and $2,900.0 in debt securities consisting of $500.0 aggregate principal amount of 2.625% Senior Notes due 2020, $500.0 aggregate principal amount of 3.20% Senior Notes due 2022, $1,000.0 aggregate principal amount of 3.60% Senior Notes due 2025 and $900.0 aggregate principal amount of 4.70% Senior Notes due 2045. The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty. The term loan balance at June 30, 2015 was $840.0.
On December 19, 2014, the Company also entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The new revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The new revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. There was $0.0 and $0.0 outstanding on the Company's revolving credit facility at June 30, 2015 and December 31, 2014, respectively.
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
Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain a leverage ratio that declines over time. Prior to the Acquisition closing date, the leverage ratio was required to have been no greater than 3.75 to 1.0 calculated by excluding the $2,900.0 in Acquisition Notes. From and after the Acquisition closing date,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

the leverage ratio must be no greater than 4.75 to 1.0 with respect to the last day of each of the first four fiscal quarters ending on or after the closing date, 4.25 to 1.0 with respect to the last day of each of the fifth through eighth fiscal quarters ending after the closing date, and 3.75 to 1.0 with respect to the last day of each fiscal quarter ending thereafter. The Company was in compliance with all covenants in the term loan facility and the new revolving credit facility at June 30, 2015. As of June 30, 2015, the ratio of total debt to consolidated last twelve months EBITDA was 4.0 to 1.0.
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
As of June 30, 2015, the effective interest rate on the revolving credit facility was 1.29% and the effective interest rate on the term loan was 1.44%.

7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2015.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2014	107.1	(22.5)	84.6
Common stock issued in conjunction with the Acquisition	15.3	—	15.3
Common stock issued under employee stock plans	0.9	—	0.9
Common shares at June 30, 2015	123.3	(22.5)	100.8

Share Repurchase Program

As of June 30, 2015 and December 31, 2014, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of these respective dates. The repurchase authorization has no expiration date. Following the announcement of the Acquisition, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted ratio of total debt to consolidated EBITDA of 2.5 to 1.0.

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gains and Losses on Available for Sale Securities	Accumulated Other Comprehensive Earnings
Balance at December 31, 2014	$68.0	$(78.6)	$0.1	$(10.5)
Other comprehensive earnings before reclassifications	(130.6)	2.2	(0.1)	(128.5)
Amounts reclassified from accumulated other comprehensive earnings to the Condensed Consolidated Statement of Operations (a)	—	(0.8)	—	(0.8)
Tax effect of adjustments	40.5	(0.5)	—	40.0
Balance at June 30, 2015	$(22.1)	$(77.7)	$—	$(99.8)
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
The gross unrecognized income tax benefits were $28.3 and $16.7 at June 30, 2015 and December 31, 2014, respectively. Substantially all of the increase relates to matters associated with the Acquisition. It is anticipated that the amount of the unrecognized income tax benefits will change within the next twelve months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of June 30, 2015 and December 31, 2014, $28.3 and $16.7, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Substantially all of the increase relates to matters associated with the Acquisition.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $9.4 and $8.2 as of June 30, 2015 and December 31, 2014, respectively. The transfer of Covance's beginning balances accounted for substantially all of the increase.
The valuation allowance provided as a reserve against certain deferred tax assets is $16.5 and $17.1 as of June 30, 2015 and December 31, 2014, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2011. Substantially all material state and local, and foreign income tax matters have been concluded through 2007 and 2003, respectively.
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
The Company is unable to estimate a range of reasonably probable loss for the proceedings described in more detail below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these proceedings, however, the Company does not believe, based on currently available information, that the outcomes will have a material adverse effect on the Company's financial condition, though the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.
As reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. (“Hunter Labs Settlement Agreement”), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed Hunter Labs Settlement Agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In June of 2012, the California legislature enacted Assembly Bill No. 1494, Section 9 of which directs the Department of Health Care Services ("DHCS") to establish new reimbursement rates for Medi-Cal clinical laboratory services that will be based on payments made to California clinical laboratories for similar services by other third-party payers. With stakeholder input, DHCS established data elements and a format for laboratories to report payment data from comparable third-party payers. Laboratories reported payment data to DHCS in the summer of 2013. On March 28, 2014, Assembly Bill No. 1124 extended the implementation deadline of new regulations until June 30, 2016. Assembly Bill No. 1494 provides that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10.0% payment reduction imposed by Assembly Bill No. 97 in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80.0% of the lowest maximum allowance established under the federal Medicare program. In April 2015, the Centers for Medicare and Medicaid Services (CMS) approved a 10% payment reduction under Assembly Bill No. 1494. This cut, which is expected to be retroactive to July 1, 2012 and will continue until CMS approves the new rate methodology, is being implemented beginning in July 2015; the retroactive recoupment process is expected to take approximately six months for implementation. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. In December 2014, DHCS announced at a stakeholder meeting the results of its analysis of payment data reported by laboratories in 2013 and its proposed rate methodology, on which it solicited stakeholder comments. The Company objected to the proposal by DHCS to exclude from the new rate calculations data on payments from comparable third-party payers exceeding 80.0% of Medicare reimbursement amounts and its proposal to impose the 10.0% payment reduction enacted in Assembly Bill No. 97 after calculation of the new rates. In January of 2015, after receiving stakeholder comments, DHCS instructed laboratories to submit 2014 payment data by March 27, 2015, which DHCS is using (except for data on payment amounts exceeding 80.0% of Medicare reimbursement) to establish new rates. DHCS had intended to make the new rate methodology effective July 1, 2015, but was unable to obtain CMS approval by that date. DHCS is continuing to work with CMS to respond to its inquiries and is awaiting CMS approval of the new rate methodology. Upon approval by CMS, the new rate methodology will be posted on the DHCS website. DHCS intends to apply the 10.0% payment reduction referenced in Assembly Bill No. 97 to the new rates. While the Company continues to dispute this methodology and is seeking a legislative amendment to prevent its implementation, taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.
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
On May 2, 2013, the Company was served with a False Claims Act lawsuit, State of Georgia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the State Court of Fulton County, Georgia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Georgia's Medicaid program. The case was removed to the United States District Court for the Northern District of Georgia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The government filed a notice declining to intervene in the case. On March 14, 2014, the Company's Motion to Dismiss was granted. The Plaintiffs replead their complaint and the Company filed a Motion to Dismiss the First Amended Complaint. In May 2015, the Court dismissed the Plaintiffs’ anti-kickback claim and remanded the remaining state law claims to the State Court of Fulton County. In July 2015, the Company filed a Motion to Dismiss these remaining claims. The Company will vigorously defend the lawsuit.
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
On June 7, 2012, the Company was served with a putative class action lawsuit, Yvonne Jansky v. Laboratory Corporation of America, et al., filed in the Superior Court of the State of California, County of San Francisco. The complaint alleges that the Defendants committed unlawful and unfair business practices, and violated various other state laws by changing screening codes to diagnostic codes on laboratory test orders, thereby resulting in customers being responsible for co-payments and other debts. The lawsuit seeks injunctive relief, actual and punitive damages, as well as recovery of attorney's fees, and legal expenses. In June 2015, Plaintiff’s Motion for class certification was denied. The Company will vigorously defend the remaining claims in the lawsuit.
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
The Company was a defendant in two separate putative class action lawsuits, Christine Bohlander v. Laboratory Corporation of America, et al., and Jemuel Andres, et al. v. Laboratory Corporation of America Holdings, et al., related to overtime pay. After the filing of the two lawsuits on July 8, 2013, the Bohlander lawsuit was consolidated into the Andres lawsuit and removed to the United States District Court for the Central District of California. In the consolidated lawsuit, the Plaintiffs allege on behalf of similarly situated phlebotomists and couriers that the Company failed to pay overtime, failed to provide meal and rest breaks, and committed other violations of the California Labor Code. On May 28, 2015, the District Court issued a preliminary approval of the class action settlement and notice of the settlement has been sent to putative class members. The Court will schedule a final settlement hearing following closure of the settlement notice period.
The Company was also a defendant in two additional putative class action lawsuits alleging similar claims to the Bohlander/Andres consolidated lawsuit. The lawsuit of Rachel Rabanes v. California Laboratory Sciences, LLC, et al., was filed in April 2014 in the Superior Court of California for the County of Los Angeles, and the lawsuit Rita Varsam v. Laboratory Corporation of America DBA LabCorp, was filed in June 2014 in the Superior Court of California for the County of San Diego. As a result of the Andres settlement, the Plaintiff in the Rabanes case dismissed her case. The Plaintiff in the Varsam case alleges on behalf of similarly situated employees that the Company failed to pay overtime, failed to provide meal and rest breaks, and committed other violations of the California Labor Code. The complaint seeks monetary damages, civil penalties, costs, injunctive relief, and attorney's fees. The Company will vigorously defend this lawsuit.
On December 17, 2010, the Company was served with a lawsuit, Oliver Wuth, et al. v. Laboratory Corporation of America, et al., filed in the State Superior Court of King County, Washington. The lawsuit alleges that the Company was negligent in the handling of a prenatal genetic test order that allegedly resulted in the parents being given incorrect information. The matter was tried to a jury beginning on October 21, 2013. On December 10, 2013, the jury returned a verdict in in Plaintiffs’ favor in the amount of $50.0, with 50.0% of liability apportioned to the Company and 50.0% of liability apportioned to co-Defendant Valley Medical Center. The Company filed post-judgment motions for a new trial, which were denied, and is vigorously pursuing an appeal of the judgment on multiple grounds. Oral argument was held before the Court of Appeals of the State of Washington in June 2015. The Company carries self-insurance reserves and excess liability insurance sufficient to cover the potential liability in this case.
On July 3, 2012, the Company was served with a lawsuit, John Wisekal, as Personal Representative of the Estate of Darien Wisekal v. Laboratory Corporation of America Holdings and Glenda C. Mixon, filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The lawsuit alleges that the Company misread a Pap test. The case was removed to the United States District Court for the Southern District of Florida. The matter was tried to a jury beginning on April 1, 2014. On April 17, 2014, the jury returned a verdict in Plaintiff’s favor in the amount of $20.8, with non-economic damages reduced by 25% to account for the Plaintiff's negligence, for a final verdict of $15.8. The Company filed post-trial motions. On July 28, 2014, the Court granted the Company’s motion for remittitur and reduced the jury’s non-economic damages award to $5.0, reduced by 25.0% for the Plaintiff’s negligence. Accordingly, the total judgment is $4.4. In December 2014, the Court granted Plaintiff's Motion to Certify the remittitur order for interlocutory appeal. On June 3, 2015, the U.S. Court of Appeals for the Eleventh Circuit denied Petitioner Wisekal's petition for permission to appeal the remittitur order. On June 8, 2015, the District Court ordered the trial reset for the January 2016 calendar.
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
On November 19, 2014, the Company entered into a definitive merger agreement to acquire Covance for $6,150.7 in cash and Company common stock. The transaction closed on February 19, 2015. Prior to the closing of the transaction, purported stockholders of Covance filed two putative class action lawsuits. One of the lawsuits, captioned Berk v. Covance Inc., et al., C.A. No. 10440-VCL, was filed in the Delaware Court of Chancery on December 9, 2014. The other lawsuit, captioned Ojeda v. Herring et al., No. MER-C-92-14, was filed in the Superior Court of New Jersey, Chancery Division, Mercer County, New Jersey, on November 12, 2014. Both suits named as defendants Covance, members of the Covance board of directors, the Company and Neon Merger Sub, Inc., a wholly owned subsidiary of the Company that was merged out of existence in connection with the Acquisition. The lawsuits alleged breach of fiduciary duty and/or other violations of state law arising out of the proposed acquisition. Each suit sought, among other things, injunctive relief enjoining the merger. On January 21, 2015, the case in New Jersey was voluntarily dismissed without prejudice by the Plaintiff. On February 9, 2015, the Plaintiffs in the Delaware case entered into a memorandum of understanding with the Defendants regarding a settlement. In connection with the settlement, the parties agreed that Covance would make additional disclosures to its stockholders. Subject to the entry by the parties into a stipulation of settlement and customary conditions, including court approval, the settlement will resolve all the claims that were or could have been brought, including all claims relating to the merger.
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
The Company holds an investment in a joint venture partnership located in Alberta, Canada. The Canadian partnership has a license to conduct diagnostic testing services in the province of Alberta. Substantially all of its revenue is received as reimbursement from the Alberta government's health care programs. In December 2013, Alberta Health Services (“AHS”), the Alberta government's health care program, issued a request for proposals for laboratory services that includes the scope of services performed by the Canadian partnership. In October 2014, AHS informed the Canadian partnership that it had not been selected as the preferred proponent. In November 2014, the Canadian partnership submitted a vendor bid appeal upon the belief that there were significant flaws and failures in the conduct of the request for proposal process, which drove to a biased conclusion. AHS established a Vendor Bid Appeal Panel to hear the appeal, and the hearing was conducted February 23-25, 2015. The decision remains pending before the Vendor Bid Appeal Panel. AHS has stated that the decision will not be released until August 2015. If the appeal is unsuccessful, the Canadian partnership could then pursue a lawsuit to have the case heard in court. The Company believes that the Canadian partnership has a strong fact pattern and legal grounds to be ultimately successful in its challenge to the AHS decision, and it is the Company’s belief and best estimate, based on the facts and legal grounds presented to date, that the Canadian partnership should be successful in its challenge to the validity of the RFP process. The Canadian partnership’s existing contract with AHS remains in place through March 2016. If the AHS contract award remains with the preferred proponent, then the Canadian partnership's revenues would decrease substantially and the carrying value of the Company's investment could potentially be impaired.
Beginning in April 2015, the United Food Workers Union (“UFCW”) filed a series of seven petitions with the National Labor Relations Board ("NLRB") in Southern California for certification as the collective bargaining representative for phlebotomy employees located at discrete sites identified in each petition. To date, three elections have been held. The UFWC was successful in two petitions and won recognition for an employee population of 72 phlebotomy employees. The election result of a third petition is subject to challenge by the UFCW and pending the NLRB’s resolution of that challenge.  The fourth petition was withdrawn by the UFCW and the final three petitions are scheduled for elections in July and August 2015.

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of June 30, 2015, the Company had provided letters of

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

credit aggregating approximately $45.4, primarily in connection with certain insurance programs. The Company's availability under its Revolving Credit Facility is reduced by the amount of these letters of credit.

10.	PENSION AND POSTRETIREMENT PLANS

The Company’s defined contribution retirement plan (the “401K Plan”) covers substantially all pre-Acquisition employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $13.3 and $12.8 for the three months ended June 30, 2015 and 2014, respectively, and $26.2 and $26.2 for the six months ended June 30, 2015 and 2014. As a result of the Acquisition, the Company also incurred expense of $11.1 and $15.8 for the Covance 401K Plan during the three and six months ended June 30, 2015, respectively.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost for administrative expenses	$0.9	$0.8	$1.9	$1.7
Interest cost on benefit obligation	3.8	4.2	7.6	8.1
Expected return on plan assets	(4.6)	(4.6)	(9.2)	(9.0)
Net amortization and deferral	2.7	1.6	5.4	3.4
Defined benefit plan costs	$2.8	$2.0	$5.7	$4.2
During the six months ended June 30, 2015, the Company contributed $4.5 to the Company Plan.
The Company has assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost for benefits earned	$—	$—	$0.1	$0.1
Interest cost on benefit obligation	0.2	0.5	0.5	0.9
Net amortization and deferral	(2.4)	(2.0)	(4.6)	(3.9)
Post-retirement medical plan benefits	$(2.2)	$(1.5)	$(4.0)	$(2.9)
In addition to the PEP, the as a result of the Acquisition, the Company also has a frozen non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The pension benefit obligation as of the Acquisition date was $32.8. The components of the net periodic pension cost are as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Service cost	$0.1	$0.1
Interest cost	0.3	0.4
Net amortization and deferral	—	—
Net periodic pension cost	$0.4	$0.5
Also as a result of the Acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefit is shared with the retirees. The net periodic post-retirement benefit

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

cost for the three and six months ended June 30, 2015 was $0.1 and $0.1, respectively, and the pension benefit obligation as of the Acquisition date was $6.3.
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

	United Kingdom Plans		German Plan
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Service cost for administrative expenses	$0.8	$1.1	$0.4	$0.5
Interest cost on benefit obligation	2.3	3.0	0.1	0.1
Expected return on plan assets	(3.2)	(4.3)	—	—
Net amortization and deferral	—	—	—	—
Defined benefit plan costs	$(0.1)	$(0.2)	$0.5	$0.6

Assumptions used to determine defined benefit plan cost
Discount rate	3.6%	3.6%	1.5%	1.5%
Expected return on assets	5.4%	5.4%	N/A	N/A
Salary increases	3.5%	3.5%	2.0%	2.0%

11.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2015 and December 31, 2014 is as follows:

		Fair Value Measurements as of
	Fair Value as of	June 30, 2015
		Using Fair Value Hierarchy
	June 30, 2015	Level 1	Level 2	Level 3
Noncontrolling interest put	$16.5	$—	$16.5	$—
Interest rate swap	19.2	—	19.2	—
Cash surrender value of life insurance policies	45.0	—	45.0	—
Deferred compensation liability	45.7	—	45.7	—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2014
		Using Fair Value Hierarchy
	December 31, 2014	Level 1	Level 2	Level 3
Noncontrolling interest put	$17.7	$—	$17.7	$—
Interest rate swap	18.5	—	18.5	—
Cash surrender value of life insurance policies	41.9	—	41.9	—
Deferred compensation liability	43.4	—	43.4	—
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $170.2 and $155.6 as of June 30, 2015 and December 31, 2014, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $6,356.7 and $2,949.8 as of June 30, 2015 and December 31, 2014, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as foreign currency contracts and interest rate swap agreements (see Interest Rate Swap section below). Although the Company’s zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments (see Embedded Derivatives Related to the Zero-Coupon Subordinated Notes section below), the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.
Interest Rate Swap

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $19.2 and $18.5 at June 30, 2015 and December 31, 2014, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.
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

The Company believes these embedded derivatives had no fair value at June 30, 2015 and December 31, 2014. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively.

Derivatives Instruments

The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of June 30, 2015.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2015	2014
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$54.5	$55.8
Income taxes, net of refunds	90.6	111.1
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$10.4	$6.6
Non-cash stock consideration for the Acquisition	1,762.5	—
Conversion of zero-coupon convertible debt	—	8.1
Assets acquired under capital leases	18.0	8.8
Increase (decrease) accrued property, plant and equipment	0.3	(2.7)

14.	BUSINESS SEGMENT INFORMATION

The following table is a summary of segment information for the three and six months ended June 30, 2015 and 2014. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Prior to the first quarter of 2015, the CODM managed the operating results of the Company as two segments: clinical laboratory diagnostics and other. In connection with the Acquisition, the Company changed its operating segments to align with how the CODM evaluates financial information used to allocate resources and assess performance of the Company following the Acquisition. The segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Under the new organizational structure, the CODM manages the Company under two segments: LCD and CDD. LCD includes the Company's legacy LabCorp business, and the Company's nutritional chemistry and food safety business, which were previously part of Covance, but excludes LabCorp’s legacy clinical trials testing business, which is now part of CDD. CDD includes Covance's legacy business, and LabCorp’s legacy clinical trials testing business, but excludes Covance's nutritional chemistry and food safety business, which are now part of LCD.
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
The table below represents information about the Company’s reporting segments for the three months ended June 30, 2015 and 2014:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues:
LCD - net revenue	$1,575.0	$1,473.7	$3,047.0	$2,866.6
CDD - net revenue	643.7	42.7	944.0	80.5
CDD - reimbursable out-of-pocket expenses	50.4	—	71.3	—
Total revenues	2,269.1	1,516.4	4,062.3	2,947.1

Operating earnings (loss):
LCD	314.8	277.0	537.6	509.3
CDD	52.5	5.2	(1.0)	9.7
Unallocated corporate expenses	(46.0)	(35.5)	(84.2)	(69.0)
Total operating income	321.3	246.7	452.4	450.0
Other income (expense), net	(57.0)	(14.2)	(156.9)	(29.8)
Earnings before income taxes	264.3	232.5	295.5	420.2
Provision for income taxes	95.6	90.8	125.2	165.0
Net earnings	168.7	141.7	170.3	255.2
Less income attributable to noncontrolling interests	(0.3)	(0.4)	(0.6)	(0.8)
Net income attributable to Laboratory Corporation of America Holdings	$168.4	$141.3	$169.7	$254.4

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives, including statements regarding government regulations and investigations, litigation, reimbursement, the competitive environment, and relationships with payers, customers and suppliers.
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

7.
changes in government regulations or policies, including regulations and policies of the Food and Drug Administration, affecting the approval, availability of, and the selling and marketing of diagnostic tests or drug development trials;

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

15.	consolidation of managed care companies, pharmaceutical companies, health systems, physicians and other customers affecting pricing and sales;

16.	failure to effectively develop and deploy system modifications or enhancements required in response to evolving market and business needs;

17.	customers choosing to insource services that are or could be purchased from the Company;

18.	failure to identify, successfully close and effectively integrate and/or manage newly acquired businesses;

19.	inability to achieve the expected benefits and synergies of newly-acquired businesses, and impact on the Company's cash position, levels of indebtedness and stock price;

20.	the inability of the Company to meet expectations regarding accounting and tax treatments related to the Acquisition;

21.	termination, delay, reduction in scope or increased costs of customer contracts;

22.	liability arising from errors or omissions in the performance of CDD's contract research services;

23.	changes or disruption in services or supplies provided by third parties, including transportation;

24.	damage or disruption to the Company's facilities;

25.	damage to the Company's reputation, loss of business, harm from acts of animal rights extremists or potential liability arising from CDD's animal research products;

26.	adverse results in litigation matters;

27.	inability to attract and retain experienced and qualified personnel;

28.
failure to develop or acquire licenses for new or improved technologies, such as point-of-care testing and mobile health technologies, or potential use of new technologies by customers to perform their own tests;

29.	substantial costs arising from the inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests;

30.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company's products and services and successfully enforce the Company's proprietary rights;

31.
scope, validity and enforceability of patents and other proprietary rights held by third parties that may impact the Company's ability to develop, perform, or market the Company's products or services or operate its business;

32.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

33.	discontinuation or recalls of existing testing products;

34.
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

35.	business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, or general labor unrest;

36.
failure to maintain the Company's days sales outstanding and/or bad debt expense levels including negative impact on the Company's reimbursement, cash collections and profitability arising from the failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set by the compliance date of October 1, 2015, or arising from unfavorable changes in third party payer policies in connection with the implementation of the ICD-10-CM Code Set;

INDEX

37.
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

INDEX

GENERAL (dollars in millions, except per share data)

Net revenues for the three months ended June 30, 2015 increased 46.3% as compared to the prior year. The Company's acquisition (the "Acquisition") of Covance Inc. ("Covance") accounted for 40.9% of the year-over-year net revenue growth. The remainder of the increase was due to strong organic volume growth and tuck-in acquisitions, partially offset by price, mix and currency.
Prior to the first quarter of 2015, the chief operating decision maker ("CODM") managed the operating results of the Company as two segments: clinical laboratory diagnostics and other. In connection with the Acquisition, the Company changed its operating segments to align with how the CODM evaluates financial information used to allocate resources and assess performance of the Company following the Acquisition. The segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Under the new organizational structure, the CODM manages the Company under two reportable segments: LabCorp Diagnostics ("LCD") and Covance Drug Development ("CDD"). LCD includes the Company's legacy LabCorp business, and the Company's nutritional chemistry and food safety business, which were previously part of Covance, but excludes LabCorp’s legacy clinical trials testing business, which is now part of CDD. CDD includes the Covance legacy business, and LabCorp’s legacy clinical trials testing business, but excludes Covance's nutritional chemistry and food safety business, which are now part of LCD.

RESULTS OF OPERATIONS (amounts in millions)

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Net Revenues

	Three Months Ended June 30,
	2015	2014	Change
Net revenues
LCD	$1,575.0	$1,473.7	6.9%
CDD	643.7	42.7	1,407.5%
Total	$2,218.7	$1,516.4	46.3%
The increase in net revenues for the three months ended June 30, 2015 as compared with the corresponding period in 2014 was due to the Acquisition along with strong organic volume growth in LCD and tuck-in acquisitions, partially offset by currency.
LCD net revenues for the second quarter were $1,575.0, an increase of 6.9% over net revenues of $1,473.7 in the second quarter of 2014. The increase in net revenues was driven by growth in volume, measured by requisitions, of 5.4%, of which Beacon LBS, the Company's technology-enabled solution providing point-of-care decision support, contributed 1.1%. The increase in net revenues also benefited from acquisitions of 2.2% while being unfavorably impacted by currency of (0.7%).
CDD net revenues for the second quarter were $643.7, an increase of 1,407.5% over net revenues of $42.7 in the second quarter of 2014. The increase in net revenues is due to the inclusion of Covance revenue. CDD net revenues were also impacted by volume growth, partially offset by mix and currency.
CDD pays on behalf of its customers certain out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit. Out-of-pocket costs paid by CDD are reflected in operating expenses, while the reimbursements received are reflected in revenues in the consolidated statements of operations. CDD excludes from revenue and expense in the consolidated statements of operations fees paid to investigators and the associated reimbursement because CDD acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.
Net Cost of Revenues

	Three Months Ended June 30,
	2015	2014	Change
Net cost of revenues	$1,444.1	$947.8	52.4%
Cost of revenues as a % of net revenues	65.1%	62.5%
Net cost of revenues (primarily laboratory and distribution costs) increased 52.4% during the three months ended June 30, 2015 as compared with the corresponding period in 2014 period primarily due to the Acquisition. Excluding acquisitions, net costs of revenues increased approximately 5.0% due to increased volume, measured by requisitions, and test mix changes.

INDEX

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2015	2014	Change
Selling, general and administrative expenses	$392.4	$297.9	31.7%
Selling, general and administrative expenses as a % of net revenue	17.7%	19.6%
Selling, general and administrative expenses as a percentage of net revenues decreased to 17.7% during the three months ended June 30, 2015 as compared to 19.6% during the corresponding period in 2014. The decrease in selling, general and administrative expenses as a percentage of net revenues is primarily due to the Acquisition. In addition, bad debt expense as a percentage of net revenues for LCD decreased to 4.3% of net revenues for that segment during the three months ended June 30, 2015 compared to 4.7% during the corresponding period in 2014. This improvement in LCD's bad debt experience is a result of the segment's focus on improved cash collections and revenue retention initiatives relating to Project LauchPad.

Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2015	2014	Change
LCD	$19.5	$21.2	(8.0)%
CDD	27.1	0.8	3,287.5%
Total amortization of intangibles and other assets	$46.6	$22.0	111.8%
The increase in amortization of intangibles and other assets primarily reflects the impact of the Acquisition. In addition, amortization expense increased $2.6 in the quarter as a result of the measurement period adjustments for identifiable intangible assets.

Restructuring and Other Special Charges

	Three Months Ended June 30,
	2015	2014	Change
Restructuring and other special charges	$14.3	$2.0	615.0%
During the second quarter of 2015, the Company recorded net restructuring and other special charges of $14.3, $9.3 within LCD and $5.0 within CDD. The charges were comprised of $6.3 related to severance and other personnel costs along with $8.6 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.6 in unused facility-related costs.
In addition, during the second quarter of 2015, the Company recorded $5.9 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of Project LaunchPad and Covance integration costs.
During the second quarter of 2014, the Company recorded net restructuring and other special charges of $2.0, all within LCD. The charges were comprised of $2.5 related to severance and other personnel costs along with $.1 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.1 in unused severance and $0.5 in unused facility-related costs.
In addition, during the second quarter of 2014, the Company recorded $4.7 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of Project LaunchPad and one-time CFO transition costs.
The Company believes that any restructuring costs that may be incurred in future periods will be more than offset by subsequent savings realized from these potential actions and that any related restructuring charges will not have a material impact on the Company's operations or liquidity.

Interest Expense

	Three Months Ended June 30,
	2015	2014	Change
Interest expense	$57.9	25.8	124.4%

INDEX

The increase in interest expense for the three months ended June 30, 2015 as compared with corresponding period in 2014 was primarily due to the issuance, in the first quarter of 2015, of $3,900.0 in debt and other financing costs in connection with the Acquisition.

Equity Method Income, net

	Three Months Ended June 30,
	2015	2014	Change
Equity method income, net	$2.9	$3.7	(21.6)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships reside within LCD. The decrease in income for the three months ended June 30, 2015 was due to the liquidation of one of the joint venture partnerships on June 30, 2015.

Other, net

	Three Months Ended June 30,
	2015	2014	Change
Other, net	$(2.3)	$7.5	(130.7)%

The decrease in other, net for the three months ended June 30, 2015, is due to a gain on the sale of the remaining investment of an equity investment in the second quarter of 2014, along with approximately $1.0 of foreign currency transaction losses recorded in the second quarter of 2015.

Income Tax Expense

	Three Months Ended June 30,
	2015	2014	Change
Income tax expense	$95.6	$90.8	5.3%
Income tax expense as a % of earnings before tax	36.2%	39.1%
The rate was favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate. The Company considers substantially all of the ongoing foreign earnings to be permanently reinvested overseas.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Net Revenues

	Six Months Ended June 30,
	2015	2014	Change
Net revenues
LCD	$3,047.0	$2,866.6	6.3%
CDD	944.0	80.5	1,072.7%
Total	$3,991.0	$2,947.1	35.4%
The increase in net revenues for the six months ended June 30, 2015 as compared with the corresponding period in 2014 was due to the Acquisition along with strong organic volume growth in LCD and tuck-in acquisitions, partially offset by price, mix and currency.
LCD net revenues for the six months ended June 30, 2015 were $3,047.0, an increase of 6.3% over net revenues of $2,866.6 in the corresponding period in 2014. The increase in net revenues was driven by growth in volume, measured by requisitions, of 5.1%, of which Beacon LBS, the Company's technology-enabled solution providing point-of-care decision support, contributed 0.6%. The increase in net revenues was unfavorably impacted by (0.7%) of currency and (0.2%) on revenue per requisition. In addition, acquisitions added 2.1% to net revenues.
CDD net revenues for the six months ended June 30, 2015 were $944.0, an increase of 1,072.7% over net revenues of $80.5 in the corresponding period in 2014. The increase in net revenues was due to the Acquisition.

INDEX

Net Cost of Revenues

	Six Months Ended June 30,
	2015	2014	Change
Net cost of revenues	$2,593.2	$1,861.7	39.3%
Cost of revenues as a % of net revenue	65.0%	63.2%
Net cost of revenues (primarily laboratory and distribution costs) increased 39.3% during the six months ended June 30, 2015 as compared with the corresponding period in 2014 period primarily due to the Acquisition. Also, during the six months ended June 30, 2015, the Company recorded $32.8 of compensation expense in cost of sales for the acceleration of Covance equity award payouts triggered by the Acquisition.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2015	2014	Change
Selling, general and administrative expenses	$832.8	$582.8	42.9%
Selling, general and administrative expenses as a % of net revenues	20.9%	19.8%
Selling, general and administrative expenses as a percentage of total revenues increased to 20.9% during the six months ended June 30, 2015 as compared to 19.8% during the corresponding period in 2014. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily due to $80.6 of transaction costs for the Acquisition as well as consulting fees and expenses of $11.9 related to Project LaunchPad and Covance integration costs offset by a reduction in bad debt expense. Bad debt expense as a percentage of net revenues for LCD decreased to 4.4% for that segment during the six months ended June 30, 2015 compared to 4.7% during the corresponding period in 2014. This improvement in LCD's bad debt experience is a result of the segment's focus on improved cash collections and revenue retention initiatives relating to Project LauchPad.

Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2015	2014	Change
LCD	$40.8	$41.4	(1.4)%
CDD	38.2	1.6	2,287.5%
Total amortization of intangibles and other assets	$79.0	$43.0	83.7%
The increase in amortization of intangibles and other assets primarily reflects the impact of the Acquisition.

Restructuring and Other Special Charges

	Six Months Ended June 30,
	2015	2014	Change
Restructuring and other special charges	$33.6	$9.6	250.0%
During the first six months of 2015, the Company recorded net restructuring and other special charges of $33.6. The charges were comprised of $9.5 related to severance and other personnel costs along with $24.7 in costs associated with facility closures and impairment of certain information technology assets. These charges were offset by the reversal of previously established reserves of $0.6 in unused facility-related costs.
In addition, during the first six months of 2015, the Company recorded $11.9 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of Project LaunchPad as well as Covance integration costs. The Company also recorded $166.0 of deal costs related to the Acquisition, of which $80.6 is included in selling, general and administrative expenses, $32.8 is included in cost of revenue, and $52.6 is included in interest expense.
During the first six months of 2014, the Company recorded net restructuring and other special charges of $9.6. The charges were comprised of $5.2 related to severance and other personnel costs along with $5.1 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.2 in unused severance and $0.5 in unused facility-related costs.

INDEX

In addition, during the second quarter of 2014, the Company recorded $4.7 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of Project LaunchPad, as well as one-time CFO transition costs.
Interest Expense

	Six Months Ended June 30,
	2015	2014	Change
Interest expense	$162.2	51.5	215.0%
The increase in interest expense for the six months ended June 30, 2015 as compared with the corresponding period in 2014 was primarily due to the issuance, in the first quarter of 2015, of $3,900.0 in debt and other financing costs in connection with the Acquisition. Another component of the increase was a $37.4 make-whole payment that was required in connection with the prepayment of the $250.0 Covance senior notes. In addition, the Company recorded $15.2 in interest expense relating to the deferred financing costs associated with the Company's previous credit agreement and the bridge financing facilities used to complete the Acquisition. The bridge facility was repaid in March 2015.

Equity Method Income, net

	Six Months Ended June 30,
	2015	2014	Change
Equity method income, net	$5.6	$6.7	(16.4)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships reside within LCD. The decrease in income was due to liquidation of one of the partnerships effective June 30, 2015.

Other, net

	Six Months Ended June 30,
	2015	2014	Change
Other, net	$(1.2)	$14.4	(108.3)%

The decrease in other, net for the six months ended June 30, 2015, was due to a gain on the sale of investment of an equity investment in 2014, along with approximately $1.0 of foreign currency transaction losses recorded in the second quarter of 2015.

Income Tax Expense

	Six Months Ended June 30,
	2015	2014	Change
Income tax expense	$125.2	$165.0	(24.1)%
Income tax expense as a % of earnings before tax	42.4%	39.3%
The Company's tax rate for the six months ended June 30, 2015 was negatively impacted by first quarter non-deductible deal costs of approximately $19.6 associated with the Acquisition and one-time tax charges of $12.8 to realign the Company's legal entity structure to facilitate the Acquisition. The rate was favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate. The Company considers substantially all of the ongoing foreign earnings to be permanently reinvested overseas.

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
In summary the Company's cash flows were as follows:

INDEX

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$309.8	$349.7
Net cash used for investing activities	(3,783.6)	(147.2)
Net cash provided by (used in) financing activities	3,510.9	(123.4)
Effect of exchange rate on changes in cash and cash equivalents	1.9	(3.6)
Net change in cash and cash equivalents	$39.0	$75.5
Cash and cash equivalents
Cash and cash equivalents at June 30, 2015 and 2014 totaled $619.0 and $479.5, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market investments, which have original maturities of three months or less.
Operating Activities
During the six months ended June 30, 2015 and 2014, the Company's operations generated $309.8 of cash as compared to $349.7 in 2014. The $39.9 decrease in cash provided from operations in 2015 as compared with the corresponding 2014 period is primarily due to lower net earnings in conjunction with the closing of the Acquisition. The Company’s earnings were impacted by restructuring and special items of $205.6 during the first six months of 2015, $153.5 of which represents cash payments in connection with the Acquisition, compared to $9.6 during the same period in 2014. Excluding the cash payments made in connection with the Acquisition, CDD used over $25.0 in operating cash due to seasonal use of working capital.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 was $3,783.6 as compared to $147.2 for the six months ended June 30, 2014. The $3,636.4 increase in cash used in investing activities was primarily due to cash paid for the Acquisition of $4,388.2, net of cash acquired of $780.8. Capital expenditures were $102.9 and $104.6 for the six months ended June 30, 2015 and 2014, respectively. The Company expects capital expenditures of approximately $270.0 to $295.0 in 2015. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's Revolving Credit Facility or any successor facility, as needed.
During the first six months of 2014, the Company received cash proceeds of $30.3 and recorded a net gain of $20.3 on the sale of an investment. The investment was one of several strategic investments the Company has made in the area of diagnostics.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 was $3,510.9 compared to $123.4 net cash used in financing activities for the six months ended June 30, 2014. The $3,634.3 increase in the cash provided by financing activities for six months ended June 30, 2015, as compared to the prior year, was primarily a result of $4,360.0 of financing proceeds for the Acquisition offset by repayments and debt issue costs of $906.7. The remainder of the period-over-period increase is primarily due to the suspension of share repurchases following the announcement of the Acquisition in the fourth quarter of 2014, compared to $164.2 of share repurchases for the first six months of 2014.
As part of its final financing of the Acquisition, the Company entered into a $1,000.0 term loan and $2,900.0 in debt securities consisting of $500.0 aggregate principal amount of 2.625% Senior Notes due 2020, $500.0 aggregate principal amount of 3.20% Senior Notes due 2022, $1,000.0 aggregate principal amount of 3.60% Senior Notes due 2025 and $900.0 aggregate principal amount of 4.70% Senior Notes due 2045. The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty. The term loan balance at June 30, 2015 was $840.0.
On December 19, 2014, the Company also entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The new revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The new revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. There was $0.0 and $0.0 outstanding on the Company's revolving credit facility at June 30, 2015 and December 31, 2014, respectively.

INDEX

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
Under the term loan credit facility and the new revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain a leverage ratio that varies. Prior to the Acquisition Date, the leverage ratio was required to have been no greater than 3.75 to 1.00, calculated by excluding the $2,900.0 Acquisition Notes. From and after the Acquisition Date, the leverage ratio must be no greater than 4.75 to 1.00 with respect to the last day of each of the first four fiscal quarters ending on or after the closing date, 4.25 to 1.00 with respect to the last day of each of the fifth through eighth fiscal quarters ending after the closing date, and 3.75 to 1.00 with respect to the last day of each fiscal quarter ending thereafter. The Company was in compliance with all covenants in the Credit Agreement at June 30, 2015. As of June 30, 2015, the ratio of total debt to consolidated EBITDA was 4.0 to 1.0.
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

As of June 30, 2015, the effective interest rate on the Revolving Credit Facility was 1.29% and the effective interest rate on the term loan was 1.44%.

As of June 30, 2015, the Company provided letters of credit aggregating $45.4, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's Revolving Credit Facility and are renewed annually, around mid-year.

As of June 30, 2015, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of that date. Following the announcement of the Acquisition in the fourth quarter of 2014, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted leverage ratio of total debt to consolidated EBITDA of 2.5 to 1.0.

The Company had a $28.3 and $24.9 reserve for unrecognized income tax benefits, including interest and penalties as of June 30, 2015 and December 31, 2014, respectively. The Acquisition accounted for substantially all of the increase. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.

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
On July 1, 2015, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2015, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Wednesday, September 30, 2015. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation (i.e., the accreted principal amount of the securities to be converted) with cash on hand and/or borrowings under the Revolving Credit Facility. The remaining amount, if any, will be settled with shares of common stock.

INDEX

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

New Accounting Pronouncements
In April 2014, the FASB issued a new accounting standard on discontinued operations that significantly changes criteria for discontinued operations and disclosures for disposals. Under this new standard, to be a discontinued operation, a component or group of components must represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Expanded disclosures for discontinued operations include more details about earnings and balance sheet accounts, total operating and investing cash flows, and cash flows resulting from continuing involvement. The Company has adopted the guidance of this new standard and will apply it prospectively to all new disposals of components and new classifications as held for sale. The adoption of this standard did not have a material impact on the consolidated financial statements.
In May 2014, the FASB issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for the Company beginning January 1, 2017. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. The Company is currently evaluating the expected impact of the standard.
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

In May 2015, the FASB issued a new accounting standard allowing entities to exclude investments measured at new asset value per share under the existing practical expedient from the fair value hierarchy. In addition, when the net asset value practical expedient is not applied to eligible investments, certain other disclosures are no longer required. The standard will be effective for the Company beginning January 1, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt.
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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting

On February 19, 2015, the Company completed the acquisition of Covance Inc. The Company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include Covance's operations. The Company’s management is continuing to integrate the acquired operations of Covance into the Company’s overall internal control over financial reporting process. There have been no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of privacy and security regulations, including potential civil and criminal fines and penalties. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For instance, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure or confidential health information or other private personal information.
In addition, laws and regulations of the European Union, as well as other countries, protect the use and disclosure of personal information. Compliance with these laws and regulations may result in increased costs and failure to comply may result in significant fines, penalties and damage to the Company’s reputation with customers.

Continued and increased consolidation of managed care companies, pharmaceutical companies, health systems, physicians and other customers could adversely affect the Company's business.

Many healthcare companies and providers, including managed care companies, pharmaceutical companies, health systems and physician practices are consolidating through mergers, acquisitions, joint ventures and other types of transactions and collaborations. As the healthcare industry consolidates, competition to provide goods and services will become more intense. This competition and increased customer bargaining power may adversely affect the price and volume of the Company’s services.

INDEX

Changes or disruption in services or supplies provided by third parties, including transportation, could adversely affect the Company’s business.
The Company depends on third parties to provide services critical to the Company’s business. The Company's central laboratories and certain of the Company's other businesses are heavily reliant on air travel for transport of clinical trial and diagnostic testing supplies and specimens, research products, and people, and a significant disruption to the air travel system, or the Company's access to it, could have a material adverse effect on the Company's business. The Company depends on a limited number of suppliers for certain services and for certain animal populations. Disruptions to the continued supply of these services or products may arise from export/import restrictions or embargoes, foreign political or economic instability, or otherwise. Disruption of supply could have a material adverse effect on the Company’s business.
Damage or disruption to the Company’s facilities could adversely affect the Company’s business.
The Company’s preclinical and central laboratory facilities are highly specific and would be difficult to replace in a short period of time. Any event that causes a disruption of the operation of these facilities might impact the Company's ability to provide service to customers and therefore could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

The Company bears financial risk for contracts that are underpriced or for which there are cost overruns.
Since CDD contracts are often structured as fixed price for fixed contracted services or fee-for-service with a cap, the Company bears the financial risk if CDD underprices contracts or contract costs otherwise exceed CDD estimates. Such underpricing or significant cost overruns could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.
The Company's quarterly operating results may vary.
The Company's operating results, particularly in the CDD segment, may vary significantly from quarter to quarter and are influenced by factors over which the Company has little control such as:

•	changes in the general global economy;

•	exchange rate fluctuations;

•	the commencement, completion, delay or cancellation of large projects or groups of projects;

•	the progress of ongoing projects;

•	the timing of and charges associated with completed acquisitions or other events; and

•	changes in the mix of the Company's services.

The Company believes that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in the Company's quarterly operating results could negatively or positively affect the market price of the Company's common stock, these fluctuations may not be related to the Company's future overall operating performance.
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

INDEX

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

The Company also experienced delays in the pricing and implementation of new molecular pathology CPT codes among various payers, including Medicaid, Medicare and commercial carriers. While some delays were expected, the lack of pricing from Medicare resulted in several noncommercial payers requiring an extended period of time to price key molecular codes and a number of those payers, mostly government entities, indicated that they would no longer pay for tests that they had previously covered. Further,  payers continue to request additional information to process claims or  implement prior authorization policies. Many commercial payers were delayed in becoming aware of the impact of their claim edits and policies which impeded access to services which previously have been covered and reimbursed. These delays had a negative impact on 2014 revenue, revenue per requisition, margins and cash flows and are expected to have a continuing negative impact. Similarly, CPT coding changes related to toxicology and other procedures are being implemented in 2015 and Palmetto published a revised Drugs of Abuse Local Coverage Policy which was effective for claims submitted as of April 1, 2015, which is expected to adversely impact the Company's Medicare revenue.   It is not clear what policies Medicaid and Managed Care organizations may implement in response to Palmetto’s coverage policy. The Company encountered  delays in the pricing and implementation of the new toxicology codes and it is unclear what impact will be experienced related to price and margins.

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

In addition, implementation of health care reform legislation that contains costs could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to CDD both in the United States and abroad. New laws or regulations may create a risk of liability, increase CDD costs or limit service offerings through CDD.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in millions)

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of June 30, 2015, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of that date. The repurchase authorization has no expiration date. Following the announcement of the Acquisition in late 2014, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted ratio of total debt to consolidated EBITDA of 2.5 to 1.0.

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

July 30, 2015