Form 10-Q/A
period 2015-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2015-08-20
CIK 920148

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

The number of shares outstanding of the issuer's common stock is 101.1 million shares, net of treasury stock as of August 17, 2015.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A to Laboratory Corporation of America Holdings' Form 10-Q for the period ended June 30, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on July 30, 2015 is to provide the conformed signatures of the Chief Executive Officer and Chief Financial Officer which were inadvertently omitted from Exhibit 32. The Company obtained manually-signed copies on July 29, 2015, before filing its Form 10-Q on July 30, 2015.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 on Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q. Among other things, forward-looking statements made in the Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after filing of the Form 10-Q, and such forward-looking statements should be read in their historical context. Furthermore, this Form 10-Q/A should be read in conjunction with the Form 10-Q.

Item 6. Exhibits

Number        Description

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of August, 2015.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

By:	/s/ GLENN A. EISENBERG
Glenn A. Eisenberg
Chief Financial Officer

August 20, 2015