Form 10-K/A
period 2015-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2016-03-01
CIK 920148

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

EXPLANATORY PARAGRAPH

This amended Form 10-K/A is being filed to add disclosure to clarify the calculated total assets and total revenues of Covance, Inc. excluded from the Company's assessment of the effectiveness of its internal control over financial reporting as a percentage of the related consolidated financial statement amounts as shown in Item 9A and the Report of Independent Registered Public Accounting Firm.  In all other respects, the filing is unchanged.

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

On February 19, 2015, the Company completed the acquisition of Covance Inc. As a result, management has excluded Covance Inc. from its assessment of internal control over financial reporting. Covance Inc. is a wholly-owned subsidiary whose total assets and total revenues, excluded from management's assessment, represent 11% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

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

As described in Item 9A Controls and Procedures, management has excluded Covance, Inc. from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Covance, Inc. from our audit of internal control over financial reporting. Covance, Inc. is a wholly-owned subsidiary whose total assets and total revenues, excluded from management's assessment, represent 11% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

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