Form 10-Q
period 2016-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2016-05-06
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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

The number of shares outstanding of the issuer's common stock is 102.4 million shares, net of treasury stock as of May 4, 2016.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	34

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$696.3	$716.4
Accounts receivable, net of allowance for doubtful accounts of $232.9 and $217.0 at March 31, 2016 and December 31, 2015, respectively	1,328.5	1,217.9
Unbilled services	171.8	156.6
Supplies inventories	188.2	191.0
Prepaid expenses and other	360.1	339.3
Total current assets	2,744.9	2,621.2
Property, plant and equipment, net	1,771.7	1,747.4
Goodwill, net	6,252.4	6,191.9
Intangible assets, net	3,410.4	3,332.4
Joint venture partnerships and equity method investments	61.2	58.2
Deferred income tax assets	2.3	2.3
Other assets, net	167.5	150.0
Total assets	$14,410.4	$14,103.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$466.0	$497.4
Accrued expenses and other	584.9	633.1
Unearned revenue	166.4	146.1
Short-term borrowings and current portion of long-term debt	425.4	423.9
Total current liabilities	1,642.7	1,700.5
Long-term debt, less current portion	5,969.5	5,940.3
Deferred income taxes and other tax liabilities	1,293.2	1,260.6
Other liabilities	322.7	323.1
Total liabilities	9,228.1	9,224.5
Commitments and contingent liabilities
Noncontrolling interest	15.8	14.9
Shareholders’ equity:
Common stock, 102.1 and 101.3 shares outstanding at March 31, 2016 and December 31, 2015, respectively	12.0	12.0
Additional paid-in capital	2,022.8	1,974.5
Retained earnings	4,383.2	4,223.0
Less common stock held in treasury	(993.2)	(978.1)
Accumulated other comprehensive income	(258.3)	(367.4)
Total shareholders’ equity	5,166.5	4,864.0
Total liabilities and shareholders’ equity	$14,410.4	$14,103.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenue	$2,295.2	$1,772.3
Reimbursable out-of-pocket expenses	72.8	20.9
Total revenues	2,368.0	1,793.2

Net cost of revenues	1,517.9	1,147.2
Reimbursable out-of-pocket expenses	72.8	20.9
Total cost of revenues	1,590.7	1,168.1
Gross profit	777.3	625.1
Selling, general and administrative expenses	411.9	442.3
Amortization of intangibles and other assets	44.3	31.1
Restructuring and other special charges	19.2	19.3
Operating income	301.9	132.4
Other income (expenses):
Interest expense	(54.5)	(104.3)
Equity method income, net	1.4	2.7
Investment income	0.5	0.6
Other, net	6.7	1.1
Earnings before income taxes	256.0	32.5
Provision for income taxes	95.5	29.1
Net earnings	160.5	3.4
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)
Net earnings attributable to Laboratory Corporation of America Holdings	$160.2	$3.1

Basic earnings per common share	$1.58	$0.04
Diluted earnings per common share	$1.55	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net earnings	$160.5	$3.4
Foreign currency translation adjustments	134.9	(290.7)
Net benefit plan adjustments	3.4	0.9
Investment adjustments	—	(0.1)
Other comprehensive loss before tax	138.3	(289.9)
Provision for income tax related to items of other comprehensive earnings	(29.2)	47.1
Other comprehensive loss, net of tax	109.1	(242.8)
Comprehensive earnings (loss)	269.6	(239.4)
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)
Comprehensive earnings (loss) attributable to Laboratory Corporation of America Holdings	$269.3	$(239.7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2014	$10.4	$—	$3,786.1	$(965.5)	$(10.5)	$2,820.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	3.1	—	—	3.1
Other comprehensive loss, net of tax	—	—	—	—	(242.8)	(242.8)
Issuance of common stock for acquisition consideration	1.5	1,761.0	—	—	—	1,762.5
Issuance of common stock under employee stock plans	0.1	33.1	—	—	—	33.2
Surrender of restricted stock and performance share awards	—	—	—	(7.8)	—	(7.8)
Stock compensation	—	26.3	—	—	—	26.3
Income tax benefit from stock options exercised	—	2.8	—	—	—	2.8
BALANCE AT MARCH 31, 2015	$12.0	$1,823.2	$3,789.2	$(973.3)	$(253.3)	$4,397.8

BALANCE AT DECEMBER 31, 2015	$12.0	$1,974.5	$4,223.0	$(978.1)	$(367.4)	$4,864.0
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	160.2	—	—	160.2
Other comprehensive loss, net of tax	—	—	—	—	109.1	109.1
Issuance of common stock under employee stock plans	—	11.9	—	—	—	11.9
Surrender of restricted stock and performance share awards	—	—	—	(15.1)	—	(15.1)
Stock compensation	—	31.8	—	—	—	31.8
Income tax benefit from stock options exercised	—	4.6		—	—	4.6
BALANCE AT MARCH 31, 2016	$12.0	$2,022.8	$4,383.2	$(993.2)	$(258.3)	$5,166.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$160.2	$3.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	122.4	102.6
Stock compensation	31.8	26.3
Gain on sale of assets	(8.4)	(1.3)
Accrued interest on zero-coupon subordinated notes	0.5	0.5
Cumulative earnings less than (in excess of) distributions from equity method investments	0.2	(1.2)
Asset impairment	—	14.8
Deferred income taxes	18.2	17.4
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(105.8)	(40.3)
Increase in unbilled services	(14.7)	(25.5)
Decrease in inventories	2.4	4.2
Increase in prepaid expenses and other	(22.5)	(7.7)
Decrease in accounts payable	(34.1)	(48.9)
Increase in unearned revenue	19.8	14.1
Decrease in accrued expenses and other	(47.0)	(145.0)
Net cash provided by (used in) operating activities	123.0	(86.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71.4)	(33.8)
Proceeds from sale of assets	2.5	0.3
Proceeds from sale of investment	12.7	8.0
Investments in equity affiliates	(2.1)	(3.6)
Acquisition of businesses, net of cash acquired	(93.3)	(3,622.2)
Net cash used for investing activities	(151.6)	(3,651.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	2,900.0
Proceeds from term loan	—	1,000.0
Payments on term loan	—	(75.0)
Proceeds from revolving credit facilities	—	60.0
Proceeds from bridge loan	—	400.0
Payments on bridge loan	—	(400.0)
Payments on senior notes	—	(250.0)
Payment of debt issuance costs	—	(37.1)
Noncontrolling interest distributions	(1.3)	—
Deferred payments on acquisitions	(9.8)	—
Payments on long-term lease obligations	(1.5)	(1.2)
Excess tax benefits from stock based compensation	4.6	2.5
Net proceeds from issuance of stock to employees	11.9	30.5
Net cash provided by financing activities	3.9	3,629.7
Effect of exchange rate changes on cash and cash equivalents	4.6	(25.1)
Net decrease in cash and cash equivalents	(20.1)	(133.6)
Cash and cash equivalents at beginning of period	716.4	580.0
Cash and cash equivalents at end of period	$696.3	$446.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

Laboratory Corporation of America Holdings together with its subsidiaries (Company) is the world’s leading healthcare diagnostics company, providing comprehensive clinical laboratory services and end-to-end drug development support.  The Company’s strategic vision is to improve health and improve lives by delivering world class diagnostic solutions, bringing innovative medicines to patients faster, and changing the way care is provided through the deployment of technology-enabled solutions. The Company serves managed care organizations (MCOs), biopharmaceutical companies, governmental agencies, physicians, hospitals and health systems, employers, patients and consumers, food and nutritional companies and independent clinical laboratories. The Company believes that it generated more revenue from laboratory testing than any other company in the world in 2015.
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 14 (Business Segment Information). During the three months ended March 31, 2016, LCD and CDD contributed 69.3% and 30.7%, respectively, of net revenues to the Company.
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee's board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2015 Annual Report on Form 10-K, as amended. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for the Company beginning January 1, 2017. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. The Company is currently evaluating the expected impact of the standard.
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
In November 2015, the FASB issued a new accounting standard that requires the deferred tax liabilities and assets to be classified as noncurrent on the consolidated balance sheet. The Company early adopted this standard on a full-retrospective basis as of March 31, 2016. The adoption of this standard does not have a material impact on the consolidated financial statements.

In January 2016, the FASB issued a new accounting standard that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. A financial instrument is defined as cash, evidence of ownership interest in a company or other entity, or a contract that both: (i) imposes on one entity a contractual obligation either to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right either to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted. The Company is evaluating the impact that this new standard will have on the consolidated financial statements.
In February 2016, the FASB issued a new accounting standard that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for based on guidance similar to current guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is evaluating the impact that this new standard will have on the consolidated financial statements.

In March 2016, the FASB issued a new accounting standard intended to simplify aspects of share-based payment accounting. The standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The update is effective on January 1, 2017, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements.

Reclassifications
The Company has reclassified debt issuance costs from prepaid and other assets, net to direct deductions from the associated debt liability in the December 31, 2015 consolidated balance sheet in accordance with the implementation of a recently issued FASB standard update.

In addition, the Company has reclassified short-term deferred tax assets and short-term deferred tax liabilities to net long-term deferred tax assets and net long-term deferred tax liabilities by jurisdiction, respectively, in the December 31, 2015 consolidated balance sheet in accordance with the implementation of a recently issued FASB standard update.

2.	BUSINESS ACQUISITIONS

On February 19, 2015 (Acquisition Date), the Company completed the acquisition of Covance Inc. (Acquisition) for $6,150.7. The Company finalized its purchase price allocation during the measurement period. The facts and circumstances that existed at the date of the Acquisition, if known, would have affected the measurement of the amounts recognized at that date. In accordance with ASC 805, Business Combinations, measurement period adjustments are not included in current earnings, but recognized as of the date of the acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, the Company adjusted the preliminary allocation of the purchase price initially recorded at the Acquisition Date to reflect these measurement period adjustments. The Company recorded certain measurement period adjustments and certain classifications

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

of expenses, including items associated with the allocation of stock compensation, from cost of revenue to selling, general and administrative expenses. As a result of these measurement period adjustments, depreciation expense, amortization and the provision for income taxes for the three months ended March 31, 2015 decreased $1.9, $0.3 and $0.2, respectively. In addition, accumulated comprehensive income as of December 31, 2015 increased by $102.7 ($122.2 of which related to the three months ended March 31, 2015) due to the cumulative translation adjustment relating to the allocation of the intangible assets associated with the Acquisition.

The valuation of acquired assets and assumed liabilities at the Acquisition Date include the following:

Consideration Transferred
Cash consideration			$4,388.2
Stock consideration			1,762.5
			$6,150.7

	Preliminary February 19, 2015	Measurement Period Adjustments	Adjusted February 19, 2015
Net Assets Acquired
Cash and cash equivalents	$780.8	$—	$780.8
Accounts receivable	334.8	—	334.8
Unbilled services	138.7	—	138.7
Inventories	51.9	—	51.9
Prepaid expenses and other	261.4	86.5	347.9
Deferred income taxes	34.4	61.5	95.9
Property, plant and equipment	844.2	174.0	1,018.2
Goodwill	3,176.1	(82.4)	3,093.7
Customer relationships	1,917.2	(86.9)	1,830.3
Trade names and trademarks	289.4	(18.9)	270.5
Land use right	4.9	(4.9)	—
Technology	—	74.5	74.5
Favorable leases	—	5.5	5.5
Other assets	15.2	(3.2)	12.0
Total assets acquired	7,849.0	205.7	8,054.7
Accounts payable	190.8	—	190.8
Accrued expenses and other	280.8	26.1	306.9
Unearned revenue	168.0	—	168.0
Deferred income taxes	730.2	149.1	879.3
Senior notes	250.0	—	250.0
Other liabilities	78.5	30.5	109.0
Total liabilities acquired	1,698.3	205.7	1,904.0
Net assets acquired	$6,150.7	$—	$6,150.7
The amortization periods for intangible assets acquired are 27 years for customer relationships, 15 years for trade names and trademarks, 10 years for technology, and 8 years for favorable leases.
Unaudited Pro Forma Information
The Company completed the Acquisition on February 19, 2015. Had the Acquisition been completed as of the beginning of 2014, the Company's pro forma results for 2015 would have been as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Three Months Ended March 31, 2015
Total revenues	$2,146.4
Operating income	272.4
Net income	125.1
Earnings per share:
Basic	$1.23
Diluted	$1.22
The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased amortization expense based on the estimated fair value of assets acquired, the impact of the Company’s new financing arrangements, and the related tax effects. The 2015 pro forma results exclude costs directly attributable to the Acquisition which are not expected to have a continuing impact on the combined company. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the Acquisition. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the Acquisition occurred on the date indicated or that may result in the future.
During the three months ended March 31, 2016, the Company also acquired various laboratories and related assets for approximately $93.3 in cash (net of cash acquired). The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $37.3 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $59.4. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.

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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2016			2015
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$160.2	101.6	$1.58	$3.1	91.9	$0.04
Dilutive effect of employee stock options and awards	—	1.4		—	1.2
Effect of convertible debt	—	0.6		—	0.7
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$160.2	103.6	$1.55	$3.1	93.8	$0.04
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Stock options	0.3	—

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first three months of 2016, the Company recorded net restructuring and other special charges of $19.2; $3.2 within LCD and $16.0 within CDD. The charges were comprised of $4.5 related to severance and other personnel costs along with $17.0 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations. The Company reversed previously established reserves of $2.3 in unused severance reserves primarily as the result of selling one of CDD's minimum volume contract facilities to a third party. The Company incurred additional legal and other costs of $1.6 relating to the wind-down of its minimum volume contract operations. The Company also recorded $1.7 in consulting expenses relating to fees incurred as part of its Acquisition integration costs and compensation analysis, along with $1.2 in short-term equity retention arrangements relating to the Acquisition and $4.1 of accelerated equity compensation relating to the announced retirement of a Company executive (all recorded in selling, general and administrative expenses). In addition, the Company incurred $1.5 of non-capitalized costs associated with the implementation of a major system as part of its Project LaunchPad business process improvement initiative.

During the first three months of 2015, the Company recorded net restructuring and other special charges of $19.3. The charges were comprised of $3.2 related to severance and other personnel costs along with $16.1 in costs associated with facility closures and general integration initiatives.

In addition, during the first three months of 2015, the Company recorded $6.0 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of its business process improvement initiative. The Company also recorded $166.0 of deal costs related to the Acquisition, of which $113.4 is included in selling and $52.6 is included in interest expense.

The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2015	$0.1	$26.5	$51.5	$1.1	$79.2
Restructuring charges	3.2	0.1	1.3	16.9	21.5
Reduction of prior restructuring accruals	—	(0.1)	(2.2)	—	(2.3)
Cash payments and other adjustments	(2.0)	(10.8)	(8.6)	7.1	(14.3)
Balance as of March 31, 2016	$1.3	$15.7	$42.0	$25.1	$84.1
Current					$50.9
Non-current					33.2
					$84.1

5.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2016 and for the year ended December 31, 2015 are as follows:

	LCD		CDD		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Balance as of January 1	$3,201.7	$2,988.9	$2,990.2	$110.5	$6,191.9	$3,099.4
Goodwill acquired during the period	59.4	225.6	—	2,969.0	59.4	3,194.6
Adjustments to goodwill	(21.1)	(12.8)	22.2	(89.3)	1.1	(102.1)
Balance at end of period	$3,240.0	$3,201.7	$3,012.4	$2,990.2	$6,252.4	$6,191.9

The components of identifiable intangible assets are as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,220.7	$(758.1)	$2,462.6	$3,137.8	$(725.6)	$2,412.2
Patents, licenses and technology	322.2	(150.9)	171.3	309.6	(144.7)	164.9
Non-compete agreements	49.8	(38.3)	11.5	51.2	(37.2)	14.0
Trade names	402.8	(122.1)	280.7	400.9	(115.5)	285.4
Land use right	5.5	(0.8)	4.7	5.5	(0.6)	4.9
Canadian licenses	479.6	—	479.6	451.0	—	451.0
	$4,480.6	$(1,070.2)	$3,410.4	$4,356.0	$(1,023.6)	$3,332.4
Amortization of intangible assets for the three-month periods ended March 31, 2016 and March 31, 2015 was $44.3 and $31.1, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $106.0 for the remainder of fiscal 2016, $167.1 in fiscal 2017, $156.3 in fiscal 2018, $149.4 in fiscal 2019, $143.0 in fiscal 2020 and $2,030.8 thereafter.

6.	DEBT

Short-term borrowings and the current portion of long-term debt at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Zero-coupon convertible subordinated notes	$95.0	$94.5
3.125% senior notes due 2016	325.0	325.0
Debt issuance costs	(0.8)	(1.0)
Current portion of capital leases	6.2	5.4
Total short-term borrowings and current portion of long-term debt	$425.4	$423.9

Long-term debt at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
2.20% senior notes due 2017	$500.0	$500.0
2.50% senior notes due 2018	400.0	400.0
4.625% senior notes due 2020	642.1	621.6
2.625% senior notes due 2020	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
3.20% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.60% senior notes due 2025	1,000.0	1,000.0
4.70% senior notes due 2045	900.0	900.0
Term loan	715.0	715.0
Debt issuance costs	(49.7)	(51.8)
Capital leases	62.1	55.5
Total long-term debt	$5,969.5	$5,940.3

Senior Notes
As a result of the Acquisition, the Company assumed privately placed senior notes in an aggregate principal amount of $250.0 issued by Covance pursuant to a Note Purchase Agreement dated October 2, 2013. On March 5, 2015, the Company caused Covance to prepay all of the outstanding Senior Notes at 100% of the principal amount plus accrued interest, and a total make-whole amount of $37.4 which was expensed. The Note Purchase Agreement terminated effective March 5, 2015 in connection with the prepayment of the Senior Notes.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long-term assets and added to the value of the senior notes, with an aggregate fair value of $42.1 at March 31, 2016 and $21.6 at December 31, 2015.
Zero-Coupon Subordinated Notes

On March 11, 2016, the Company announced that for the period from March 12, 2016 to September 11, 2016, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 8, 2016, in addition to the continued accrual of the original issue discount.
On April 4, 2016, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2016 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Thursday, June 30, 2016. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the new revolving credit facility.
Credit Facilities

As part of its financing of the Acquisition, the Company entered into a $1,000.0 term loan. The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty. The term loan balance at March 31, 2016 and December 31, 2015 was $715.0.

On December 19, 2014, the Company entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The new revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The new revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. There was no outstanding balance on the Company's revolving credit facility at March 31, 2016 or December 31, 2015.
On January 30, 2015, the Company issued $2,900.0 in debt securities consisting of $500.0 aggregate principal amount of 2.625% Senior Notes due 2020, $500.0 aggregate principal amount of 3.20% Senior Notes due 2022, $1,000.0 aggregate principal amount of 3.60% Senior Notes due 2025 and $900.0 aggregate principal amount of 4.70% Senior Notes due 2045 (together, the Acquisition Notes). Net proceeds from the offering of the Acquisition Notes were $2,870.2 after deducting underwriting discounts and other expenses of the offering. Net proceeds were used to pay a portion of the cash consideration and the fees and expenses in connection with the Acquisition.
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
Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain a leverage ratio that declines over time. From and after the Acquisition Date, the leverage ratio must be no greater than 4.75 to 1.0 with respect to the last day of each of the first four fiscal quarters ending on or after the closing date, 4.25 to 1.0 with respect to the last day of each of the fifth through eighth fiscal quarters ending after the closing date, and 3.75 to 1.0 with respect to the last day of each fiscal quarter ending thereafter. The Company was in compliance with all covenants in the term loan facility

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

and the new revolving credit facility at March 31, 2016. As of March 31, 2016, the ratio of total debt to consolidated trailing 12 month EBITDA was 3.5 to 1.0.
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

As of March 31, 2016, the effective interest rate on the revolving credit facility was 1.53% and the effective interest rate on the term loan was 1.68%.

7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2016 and December 31, 2015.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2015	123.9	(22.6)	101.3
Common stock issued under employee stock plans	0.8	—	0.8
Common shares at March 31, 2016	124.7	(22.6)	102.1

Share Repurchase Program

As of March 31, 2016 and December 31, 2015, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of these respective dates. The repurchase authorization has no expiration date. Following the announcement of the Acquisition, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted ratio of total debt to consolidated trailing 12 month EBITDA of 2.5 to 1.0. However, the Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.

Accumulated Other Comprehensive Earnings

     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2015 (b)	$(293.0)	$(74.4)	$(367.4)
Other comprehensive earnings before reclassifications	134.9		134.9
Amounts reclassified from accumulated other comprehensive earnings to the Condensed Consolidated Statement of Operations (a)	—	3.4	3.4
Tax effect of adjustments	(28.1)	(1.1)	(29.2)
Balance at March 31, 2016	$(186.2)	$(72.1)	$(258.3)
(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. See Note 10 (Pension and Post-retirement Plans) below for additional information regarding the Company's net periodic benefit cost.
(b) The December 31, 2015 foreign currency translation adjustment reflects the changes recorded due to the cumulative translation adjustment of allocating the intangible assets associated with the Acquisition.

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
The gross unrecognized income tax benefits were $24.2 at March 31, 2016 and December 31, 2015. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As of March 31, 2016 and December 31, 2015, $24.2 is the approximate amount of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $13.2 and $12.7 as of March 31, 2016 and December 31, 2015, respectively.
The valuation allowance provided as a reserve against certain deferred tax assets is $14.8 and $15.1 as of March 31, 2016 and December 31, 2015, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2011. Substantially all material state and local and foreign income tax matters have been concluded through 2010 and 2004, respectively.
The IRS is currently examining the Company's 2014 federal income tax return.
The Company has various state and international income tax examinations ongoing throughout the year.  Management believes adequate provisions have been recorded related to all open tax years.

9.	COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, commercial and contract disputes, professional liability, employee-related matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and MCOs reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other healthcare providers. The Company works cooperatively to respond to appropriate requests for information.

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

As reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. (Hunter Labs Settlement Agreement), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed Hunter Labs Settlement Agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In 2011, the California legislature enacted Assembly Bill No. 97, which imposed a 10.0% Medi-Cal payment cut on most providers, including clinical laboratories. This 10.0% cut is currently being applied to the rates that would otherwise be applicable. In 2012, the California legislature enacted Assembly Bill No. 1494, which directed the Department of Healthcare Services (DHCS) to establish new reimbursement rates for Medi-Cal clinical laboratory services based on payments made to California clinical laboratories for similar services by other third-party payers, and provided that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10.0% payment reduction imposed by Assembly Bill No. 97 in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80.0% of the lowest maximum allowance established under the Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. In April 2015, CMS approved a 10.0% payment reduction under Assembly Bill No. 1494. The new rate methodology established new rates that were effective July 1, 2015, but these new rates were not entered into the state computer system until February 2016. Therefore, two retroactive recoupments will occur under Assembly Bill No. 1494 beginning in May 2016. The first will recoup a 10.0% cut from the rates that were in effect from July 1, 2012 to June 30, 2015. The second will recoup the difference between the old rate and the new rate for each test for the period of July 1, 2015 through February 2016.  DHCS instructed laboratories to submit 2015 payment data by March 18, 2016, which will be used to establish new rates effective July 1, 2016.  Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.

As previously reported, the Company responded to an October 2007 subpoena from the U.S. Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the United States District Court for the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The Plaintiff's Third Amended Complaint further alleges that the Company's billing practices violated the False Claims Acts of 14 states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company's Motion to Dismiss was granted in October 2014 and Plaintiff was granted the right to replead. On January 11, 2016, Plaintiff filed a motion requesting leave to file an amended complaint under seal and to vacate the briefing schedule for the Company's motion to dismiss, while the government reviews the amended complaint. The Court granted the motion and vacated the briefing dates. Plaintiff then filed an amended complaint under seal. The Company will vigorously defend the lawsuit.

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

On November 4, 2013, the State of Florida through the Office of the Attorney General filed an Intervention Complaint in a False Claims Act lawsuit, State of Florida ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al. in the Circuit Court for the Second Judicial Circuit for Leon County. The lawsuit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and legal expenses. The Company's Motion to Dismiss was denied in February 2015. The Company will vigorously defend the lawsuit.

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

On February 27, 2012, the Company was served with a False Claims Act lawsuit, United States ex rel. Margaret Brown v. Laboratory Corporation of America Holdings and Tri-State Clinical Laboratory Services, LLC, filed in the United States District Court for the Southern District of Ohio, Western Division. The Company owned 50.0% of Tri-State Clinical Laboratory Services, LLC, which was dissolved in June of 2011 pursuant to a voluntary petition filed under Chapter 7 of Title 11 of the United States Code. The lawsuit alleges that the defendants submitted false claims for payment for laboratory testing services performed as a result of financial relationships that violated the Stark and Anti-Kickback Statute. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The U.S. government has not intervened in the lawsuit. The parties have reached a settlement in principle, but the Company will vigorously defend the lawsuit if the settlement is not finalized.

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

On December 17, 2010, the Company was served with a lawsuit, Oliver Wuth, et al. v. Laboratory Corporation of America, et al., filed in the State Superior Court of King County, Washington. The lawsuit alleged that the Company was negligent in the handling of a prenatal genetic test order that allegedly resulted in the parents being given incorrect information. The matter was tried before a jury beginning on October 21, 2013. On December 10, 2013, the jury returned a verdict in Plaintiffs’ favor in the amount of $50.0, with 50.0% of liability apportioned to the Company and 50.0% of liability apportioned to co-defendant Valley Medical Center. The Company filed post-judgment motions for a new trial, which were denied, and then appealed to the Court of Appeals of the State of Washington. The Appeals Court heard oral argument in June 2015. In August 2015, the Appeals Court

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

affirmed the trial court's judgment. In September 2015, the Company filed a Petition for Review with the Supreme Court of the State of Washington. In March 2016, the Supreme Court denied the petition and, accordingly, the judgment is final. The Company's self-insurance reserves and excess liability insurance are sufficient to cover the liability in this case.

On July 3, 2012, the Company was served with a lawsuit, John Wisekal, as Personal Representative of the Estate of Darien Wisekal v. Laboratory Corporation of America Holdings and Glenda C. Mixon, filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The lawsuit alleges that the Company misread a Pap test. The case was removed to the United States District Court for the Southern District of Florida. The matter was tried before a jury beginning on April 1, 2014. On April 17, 2014, the jury returned a verdict in Plaintiff’s favor in the amount of $20.8, with non-economic damages reduced by 25.0% to account for the Plaintiff's negligence, for a final verdict of $15.8. The Company filed post-trial motions. On July 28, 2014, the Court granted the Company’s motion for remittitur and reduced the jury’s non-economic damages award to $5.0, reduced by 25.0% for the Plaintiff’s negligence. Accordingly, the total judgment was $4.4. The Plaintiff opposed the remittitur and the Court ordered a new trial on the issue of damages only. The parties have reached a settlement in principle which is subject to Court approval, but the Company will vigorously defend the lawsuit if the settlement is not finalized.

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

On September 24, 2014, LipoScience, Inc. (LipoScience) and the Company entered into a Merger Agreement pursuant to which the Company through its subsidiary, Bear Acquisition Corp., would acquire all of the outstanding shares of LipoScience at a purchase price of $5.25 per share in cash for each outstanding share of LipoScience (LipoScience Merger). The LipoScience Merger closed on November 20, 2014. Prior to the closing of the LipoScience Merger, beginning on October 9, 2014, purported stockholders of LipoScience filed four putative class action lawsuits against LipoScience, members of the LipoScience board of directors, the Company and Bear Acquisition Corp., in the Delaware Court of Chancery and, with respect to one of the lawsuits, in the Superior Court of Wake County, North Carolina.  The lawsuits alleged breach of fiduciary duty and/or other violations of state law arising out of the LipoScience Merger. Each suit sought, among other things, injunctive relief enjoining the LipoScience Merger.  On October 23, 2014, the case in North Carolina was voluntarily dismissed without prejudice by the Plaintiff. On October 29, 2014, the Delaware Court of Chancery consolidated the remaining three actions under the caption In re LipoScience, Inc. Stockholder Litigation, Consolidated C.A. No. 10252-VCP. The Court entered a stipulated order of dismissal dismissing the action on November 30, 2015, without prejudice as to all Plaintiffs and any other putative class member, and following formal notification to the Court of the filing of the Company’s Form 10-K on February 29, 2016 concerning the Company’s subsequent agreement to pay Plaintiff’s counsel a fee of $0.2, the action was closed.

On November 2, 2014, the Company entered into a definitive merger agreement to acquire Covance, Inc. for $6,150.7 in cash and Company common stock (the Covance Merger). The Covance Merger closed on February 19, 2015. Prior to the closing of the Covance Merger, on December 9, 2014, Berk v, Covance Inc., et al., C.A. No. 10440-VCL, was filed in the Delaware Court of Chancery. The purported stockholder class action complaint was filed against Covance, members of the Covance Board of Directors, the Company and Neon Merger Sub, Inc., a wholly owned subsidiary of the Company that was merged out of existence in connection with the Acquisition, and alleged breach of fiduciary duty and/or other violations of state law arising out of the Covance Merger. The suit sought, among other things, injunctive relief enjoining the Covance Merger. The Court entered a stipulated order of dismissal dismissing the action on December 1, 2015, with prejudice as to Plaintiff, and, following formal notification to the Court of the filing of a Current Report on Form 8-K on March 10, 2016 concerning the Company’s subsequent agreement to pay Plaintiff’s counsel a fee of $0.2, the action was closed.

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

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of March 31, 2016, the Company had provided letters of credit aggregating approximately $55.0, primarily in connection with certain insurance programs. The Company’s availability under its revolving credit facility is reduced by the amount of these letters of credit.

10.	PENSION AND POST-RETIREMENT PLANS

The Company’s defined contribution retirement plan (401K Plan) covers substantially all pre-Acquisition employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $13.3 and $12.9 for the three months ended March 31, 2016 and 2015, respectively. As a result of the Acquisition, the Company also incurred expense of $13.7 and $4.7 for the Covance 401K plan during the three months ended March 31, 2016 and 2015, respectively. All of the Covance U.S. employees are eligible to participate in the discretionary Covance 401(k) plan, which features a Company match, based upon a percentage of the employee’s contributions.
The Company also maintains a frozen defined benefit retirement plan (Company Plan), which as of December 31, 2009, covered substantially all employees. The benefits to be paid under the Company Plan are based on years of credited service through December 31, 2009 and ongoing interest credits. Effective January 1, 2010, the Company Plan was closed to new participants. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations.
The Company maintains a second unfunded, non-contributory, non-qualified defined benefit retirement plan (PEP), which as of December 31, 2009, covered substantially all of its senior management group. The PEP supplements the Company Plan and was closed to new participants effective January 1, 2010.
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Service cost for administrative expenses	$1.2	$1.0
Interest cost on benefit obligation	3.9	3.8
Expected return on plan assets	(4.2)	(4.6)
Net amortization and deferral	2.8	2.7
Defined benefit plan costs	$3.7	$2.9
During the three months ended March 31, 2016, the Company contributed $2.3 to the Company Plan.
The Company has assumed the obligations under a subsidiary’s post-retirement medical plan.  Coverage under this plan is restricted to a limited number of existing employees of the subsidiary.  The Company funds the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by eligible participants to purchase health care insurance through insurance exchanges.  Effective January 1, 2017, Health Reimbursement Arrangement contributions for Medicare eligible participants will cease. The effect on operations of the post-retirement medical plan is shown in the following table:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Service cost for benefits earned	$—	$0.1
Interest cost on benefit obligation	0.1	0.3
Net amortization and deferral	(3.8)	(2.4)
Post-retirement medical plan benefits	$(3.7)	$(2.0)
In addition to the PEP, as a result of the Acquisition, the Company also has a frozen non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company. Benefit amounts are based upon years of service and compensation of the participating employees. The pension benefit obligation as of the Acquisition Date was $32.8. The components of the net periodic pension cost for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Service cost	$—	$0.4
Interest cost	0.2	0.9
Net periodic pension cost	$0.2	$1.3
Also as a result of the Acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  Effective January 1, 2017, this Plan will cease directly providing medical, prescription drug and dental coverage options currently available to eligible participants.  Instead, the Company will fund the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by non-Medicare eligible participants to purchase health care insurance through insurance exchanges. The net periodic post-retirement benefit cost for the three months ended March 31, 2016 and 2015 was $0.4 and $0.2. The pension benefit obligation as of the Acquisition Date was $6.3.

As a result of the Acquisition, the Company sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the United Kingdom pension plans are funded. The Company’s funding policy has been to contribute annually a fixed percentage of the eligible employees' salary at least equal to the local statutory funding requirements.

	United Kingdom Plans
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Service cost for administrative expenses	$0.8	$0.3
Interest cost on benefit obligation	2.2	0.9
Expected return on plan assets	(3.1)	(1.3)
Net amortization and deferral	—	0.2
Defined benefit plan costs	$(0.1)	$0.1

Assumptions used to determine defined benefit plan cost
Discount rate	3.8%	3.6%
Expected return on assets	5.6%	5.4%
Salary increases	3.6%	3.5%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	German Plan
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Service cost for administrative expenses	$0.2	$0.1
Interest cost on benefit obligation	0.2	—
Net amortization and deferral	—	0.1
Net (gain) from earlier periods	(0.1)	—
Defined benefit plan costs	$0.3	$0.2

Assumptions used to determine defined benefit plan cost
Discount rate	2.5%	2.2%
Expected return on assets	N/A	N/A
Salary increases	2.0%	2.0%

11.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2016 and December 31, 2015 is as follows:

		Fair Value Measurements as of
	Fair Value as of	March 31, 2016
		Using Fair Value Hierarchy
	March 31, 2016	Level 1	Level 2	Level 3
Noncontrolling interest put	$15.8	$—	$15.8	$—
Interest rate swap	42.1	—	42.1	—
Cash surrender value of life insurance policies	45.8	—	45.8	—
Deferred compensation liability	48.3	—	48.3	—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2015
		Using Fair Value Hierarchy
	December 31, 2015	Level 1	Level 2	Level 3
Noncontrolling interest put	$14.9	$—	$14.9	$—
Interest rate swap	21.6	—	21.6	—
Cash surrender value of life insurance policies	45.5	—	45.5	—
Deferred compensation liability	46.4	—	46.4	—
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $167.5 and $177.1 as of March 31, 2016 and December 31, 2015, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $6,220.5 and $6,070.5 as of March 31, 2016 and December 31, 2015, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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
Interest Rate Swap

During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $42.1 and $21.6 at March 31, 2016 and December 31, 2015, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.
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

The Company believes these embedded derivatives had no fair value at March 31, 2016 and December 31, 2015. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

Derivatives Instruments

The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of March 31, 2016 and December 31, 2015.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2016	2015
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$71.6	$14.9
Income taxes, net of refunds	32.9	23.1
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$15.1	$7.8
Non-cash stock consideration for the Acquisition	—	1,762.5
Assets acquired under capital leases	9.0	16.7
Increase (decrease) accrued property, plant and equipment	2.4	(1.4)

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

14.	BUSINESS SEGMENT INFORMATION

The following table is a summary of segment information for the three months ended March 31, 2016 and 2015. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
In connection with the Acquisition, the Company changed its operating segments to align with how the CODM evaluates financial information used to allocate resources and assess performance of the Company post-Acquisition. As a result, the segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Under the new organizational structure, the CODM manages the Company under two segments: LCD and CDD. LCD includes all of the legacy LabCorp business and the nutritional chemistry and food safety business, which was previously part of Covance but excludes LabCorp's legacy clinical trials testing business, which is now part of CDD. CDD includes all of Covance's legacy business and LabCorp's legacy clinical trials testing business, but excludes the nutritional chemistry and food safety business, which is now part of LCD.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Total revenues:
LCD - net revenue	$1,590.6	$1,472.0
CDD - net revenue	704.6	300.3
Total revenues	2,295.2	1,772.3

Operating earnings (loss):
LCD	277.0	210.4
CDD	63.0	(50.4)
Unallocated corporate expenses	(38.1)	(27.6)
Total operating income	301.9	132.4
Other income (expense), net	(45.9)	(99.9)
Earnings before income taxes	256.0	32.5
Provision for income taxes	95.5	29.1
Net earnings	160.5	3.4
Less income attributable to noncontrolling interests	(0.3)	(0.3)
Net income attributable to Laboratory Corporation of America Holdings	$160.2	$3.1

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

2.
significant monetary damages, fines, penalties, assessments, refunds, repayments, unanticipated compliance expenditures and/or exclusion from the Medicare and Medicaid programs, among other adverse consequences, resulting from interpretations of, or future changes in, laws and regulations, including laws and regulations of Medicare, Medicaid, the federal and state False Claims Acts, interpretations of such laws and regulations by U.S. or state government agencies or investigations, audits, regulatory examinations, information requests and other inquiries by state or U.S. government agencies;

3.
significant fines, penalties, costs, unanticipated compliance expenditures and/or damage to the Company’s reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, Health Information Technology for Economic and Clinical Health Act, U.S. state laws and regulations, and laws and regulations of the European Union and other countries;

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

9.
changes in government regulations or policies, including regulations and policies of the Food and Drug Administration, the U.S. Department of Agriculture or other U.S., state, local or international agencies, affecting the approval, availability of, and the selling and marketing of tests, products, drugs, or the conduct of drug development trials;

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

INDEX

13.
changes in payer mix or payment structure, including insurance carrier participation in Health Insurance Exchanges, an increase in capitated reimbursement mechanisms, the impact of a shift to consumer-driven health plans or plans carrying increased level of member cost-sharing, and adverse changes in payer reimbursement or payer coverage policies related to specific diagnostic tests, categories of testing or testing methodologies;

14.
failure to retain or attract managed care organization (MCO) business as a result of changes in business models, including new risk based or network approaches, or other changes in strategy or business models by MCOs;

15.
failure to obtain and retain new customers, an unfavorable change in the mix of testing services ordered, or a reduction in tests ordered, specimens submitted or services requested by existing customers;

16.
difficulty in maintaining relationships with customers or retaining key employees as a result of uncertainty surrounding the integration of acquisitions and the resulting negative effects on the business of the Company;

17.
consolidation and convergence of MCOs, pharmaceutical companies, health systems, large physician organizations and other customers potentially causing material shifts in insourcing, utilization, pricing and reimbursements, including full and partial risk based models;

18.	failure to effectively develop and deploy system modifications or enhancements required in response to evolving market and business needs;

19.	customers choosing to insource services that are or could be purchased from the Company;

20.	failure to identify, successfully close and effectively integrate and/or manage newly acquired businesses;

21.	inability to achieve the expected benefits and synergies of newly-acquired businesses, and impact on the Company's cash position, levels of indebtedness and stock price;

22.	inability of the Company to avoid adverse tax treatments relating to the Acquisition;

23.	termination, loss, delay, reduction in scope or increased costs of contracts, including large contracts and multiple contracts;

24.	liability arising from errors or omissions in the performance of contract research services or other contractual arrangements;

25.	changes or disruption in services or supplies provided by third parties, including transportation;

26.	damage or disruption to the Company's facilities;

27.
damage to the Company's reputation, loss of business or other harm from acts of animal rights extremists or potential harm and/or liability arising from animal research activities or the provision of animal research products;

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

34.
business interruption or other impact on the business due to adverse weather (including hurricanes), fires and/or other natural disasters, acts of war, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

35.	discontinuation or recalls of existing testing products;

36.
a failure in the Company's information technology systems, including with respect to testing turnaround time and billing processes, or the failure to maintain the security of business information or systems or to protect against cyber security attacks, or delays or failures in the development and implementation of the Company’s automation platforms, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

INDEX

37.
business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, general labor unrest or failure to comply with labor or employment laws;

38.
failure to maintain the Company's days sales outstanding and/or bad debt expense levels including negative impact on the Company's reimbursement, cash collections and profitability arising from unfavorable changes in third party payer policies in connection with the implementation of the ICD-10-CM Code Set which was effective October 1, 2015;

39.
impact on the Company's revenue, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by S&P's and/or Moody's;

40.	changes in reimbursement by foreign governments and foreign currency fluctuations;

41.
inability to obtain certain billing information from physicians, resulting in increased costs and complexity, a temporary disruption in cash receipts and ongoing reductions in reimbursements and net revenues;

42.
expenses and risks associated with international operations, including but not limited to compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, and laws and regulations that differ from those of the U.S., and economic, political, legal and other operational risks associated with foreign markets; and

43.	failure to achieve expected efficiencies and savings in connection with the Company's comprehensive, enterprise-wide business process improvement initiative.

GENERAL (dollars in millions, except per share data)

Total revenue for the three months ended March 31, 2016 increased 29.5% as compared to the prior year. The Company's acquisition of Covance, Inc. in February 2015 (Acquisition) accounted for 23.7% of the year-over-year net revenue growth. The remainder of the increase was due to solid organic volume growth as well as tuck-in acquisitions in the clinical laboratory business, partially offset by currency.
In connection with the Acquisition, the Company changed its operating segments to align with how the chief operating decision maker (CODM) evaluates financial information used to allocate resources and assess performance of the Company post-Acquisition. As a result, the segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Under the new organizational structure, the CODM manages the Company under two reportable segments: LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). LCD includes all of the Company's legacy LabCorp business, and the Company's nutritional chemistry and food safety business, which was previously part of Covance, but excludes LabCorp’s legacy clinical trials testing business, which is now part of CDD. CDD includes all of Covance’s legacy business, and LabCorp’s legacy clinical trials testing business, but excludes the nutritional chemistry and food safety business, which is now part of LCD.

RESULTS OF OPERATIONS (amounts in millions)

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Net Revenue

	Three Months Ended March 31,
	2016	2015	Change
Net revenue
LCD	$1,590.6	$1,472.0	8.1%
CDD	704.6	300.3	134.6%
Total	$2,295.2	$1,772.3	29.5%
The increase in net revenue for the three months ended March 31, 2016 as compared with the corresponding period in 2015 was due to the Acquisition along with solid organic volume growth and tuck-in acquisitions in LCD, partially offset by price, mix and currency.
LCD net revenue for the first quarter was $1,590.6, an increase of 8.1% over revenue of $1,472.0 in the first quarter of 2015. The increase in net revenue was the result of organic volume growth, measured by requisitions, Beacon LBS, price, mix and tuck-in acquisitions, partially offset by currency. The increase in net revenue was driven by growth in volume, measured by requisition, of 3.3%. Price and mix accounted for an additional 2.0% of the growth. Beacon LBS, the Company's technology-enabled solution providing point-of-care decision support, contributed 1.1%. The increase in net revenue was unfavorably impacted by (0.5%) of currency. In addition, tuck-in acquisitions added 2.2% to net revenue.

INDEX

CDD net revenue for the first quarter was $704.6, an increase of 134.6% over revenue of $300.3 in the first quarter of 2015. The increase in revenue is primarily due to the inclusion of a full quarter of CDD revenue for the three months ended March 31, 2016 in comparison to the period from the Acquisition Date through March 31, 2015, and strong broad-based demand. This increase was partially offset by the impact of the expiration of a minimum volume contract that expired on October 31, 2015 and a negative currency impact of 3.3%
Net Cost of Revenues

	Three Months Ended March 31,
	2016	2015	Change
Net cost of revenues	$1,517.9	$1,147.2	32.3%
Cost of revenues as a % of net revenue	66.1%	64.8%
Net cost of revenues increased 32.3% during the three months ended March 31, 2016 as compared with the corresponding period in 2015 primarily due to the inclusion of a full quarter of CDD operations, which carry higher personnel costs as a percentage of revenue. The net cost of revenues was also impacted by a net decrease of 0.7% due to currency fluctuations.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015	Change
Selling, general and administrative expenses	$411.9	$442.3	(6.9)%
Selling, general and administrative expenses as a % of net revenue	17.9%	25.0%
Selling, general and administrative expenses as a percentage of net revenue decreased to 17.9% during the three months ended March 31, 2016 as compared to 25.0% during the corresponding period in 2015.

The Company incurred additional legal and other costs of $1.6 relating to the wind-down of its minimum volume contract operations. The Company also recorded $1.7 in consulting expenses relating to fees incurred as part of its Acquisition integration costs and compensation analysis, along with $1.2 in short-term equity retention arrangements relating to the Acquisition and $4.1 of accelerated equity compensation relating to the announced retirement of a Company executive (all recorded in selling, general and administrative expenses). In addition, the Company incurred $1.5 of non-capitalized costs associated with the implementation of a major system as part of its Project LaunchPad business process improvement initiative. During the first three months of 2015, the Company recorded $6.0 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of its Project LaunchPad business process improvement initiative. The Company also recorded $166.0 of deal costs related to the Acquisition, of which $113.4 is included in selling, general and administrative expenses and $52.6 is included in interest expense. Excluding these charges, selling, general and administrative expenses as a percentage of net revenues were 17.5% and 18.6% during the three months ended March 31, 2016 and 2015, respectively.

The decrease in selling, general and administrative expenses as a percentage of net revenue, excluding these charges, is primarily due to the Acquisition, which carries lower personnel costs in selling, general and administrative expenses as a percentage of revenue, and the impact of Project LaunchPad. Bad debt expense for LCD was 4.7% of net revenue for that segment during the three months ended March 31, 2016 as compared to 4.5% during the corresponding period in 2015. The decrease in selling, general and administrative expenses was also impacted by a net decrease of 0.3% due to currency fluctuations.

Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2016	2015	Change
LCD	$23.8	$21.9	8.7%
CDD	20.5	9.2	122.8%
Total amortization of intangibles and other assets	$44.3	$31.1	42.4%
The increase in amortization of intangibles and other assets primarily reflects the impact of the Acquisition and tuck-in acquisitions.

INDEX

Restructuring and Other Special Charges

	Three Months Ended March 31,
	2016	2015	Change
Restructuring and other special charges	$19.2	$19.3	(0.5)%
During the first three months of 2016, the Company recorded net restructuring and other special charges of $19.2; $3.2 within LCD and $16.0 within CDD. The charges were comprised of $4.5 related to severance and other personnel costs along with $17.0 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations. The Company reversed previously established reserves of $2.3 in unused severance reserves primarily as the result of selling one of CCD's minimum volume contract facilities to a third party.
During the first three months of 2015, the Company recorded net restructuring and other special charges of $19.3, substantively all within LCD. The charges were comprised of $3.2 related to severance and other personnel costs along with $16.1 in costs associated with facility closures and impairment of information technology assets.
Interest Expense

	Three Months Ended March 31,
	2016	2015	Change
Interest expense	$(54.5)	(104.3)	(47.7)%
The decrease in interest expense for the three months ended March 31, 2016 as compared with corresponding period in 2015 is primarily due to Acquisition-related expenses including a $37.4 make-whole payment that was required in connection with the prepayment of the $250.0 Covance senior notes and $15.2 of deferred financing costs associated with the Company's previous credit agreement and the bridge financing facilities used to finance a portion of the Acquisition.

Equity Method Income

	Three Months Ended March 31,
	2016	2015	Change
Equity method income	$1.4	$2.7	(48.1)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships reside within LCD. The decrease in income in 2016 was primarily due to liquidation of the Company's interest in one of the partnerships effective June 30, 2015.

Other, net

	Three Months Ended March 31,
	2016	2015	Change
Other, net	$6.7	$1.1	509.1%

The increase in other, net for the three months ended March 31, 2016, is primarily due to a net gain on the sale of investment securities from the Company's venture fund.

Income Tax Expense

	Three Months Ended March 31,
	2016	2015	Change
Income tax expense	$95.5	$29.1	228.2%
Income tax expense as a % of earnings before income taxes	37.3%	89.5%
The Company's 2015 tax rate for the quarter was negatively impacted by non-deductible deal costs of approximately $19.6 associated with the Acquisition and one-time tax charges of $12.8 to realign the Company's legal entity structure to facilitate the Acquisition. In 2016 and 2015, the rate was favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate. The Company considers all of the foreign earnings to be permanently reinvested overseas.

INDEX

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
During the first three months of 2016 and 2015, respectively, the Company's cash flows were as follows:

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$123.0	$(86.9)
Net cash used for investing activities	(151.6)	(3,651.3)
Net cash provided by (used in) financing activities	3.9	3,629.7
Effect of exchange rate on changes in cash and cash equivalents	4.6	(25.1)
Net change in cash and cash equivalents	$(20.1)	$(133.6)
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2016 and 2015 totaled $696.3 and $446.4, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the three months ended March 31, 2016 and 2015, the Company's operations provided $123.0 of cash as compared to using $(86.9) in 2015. The $209.9 increase in cash provided from operations in 2016 as compared with the corresponding 2015 period is primarily due to higher net earnings in 2016. The Company’s 2015 first quarter earnings were impacted by $191.3 of restructuring and special items, $153.5 of which represents cash payments in connection with the Acquisition.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 was $151.6 as compared to $3,651.3 for the three months ended March 31, 2015. The $3,499.7 decrease in cash used in investing activities was primarily due to cash paid for the Acquisition in the first quarter of 2015. Capital expenditures were $71.4 and $33.8 for the three months ended March 31, 2016 and 2015, respectively. The Company expects capital expenditures in 2016 to be approximately 3.0% of net revenues primarily in connection with projects to support growth in the Company's core businesses, projects related to Project LaunchPad and further Covance integration initiatives. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2016 was $3.9 compared to $3,629.7 for the three months ended March 31, 2015. The $3,625.8 decrease in the cash provided by financing activities for three months ended March 31, 2016, as compared to 2015, was primarily a result of $4,360.0 of financing proceeds for the Acquisition offset by repayments and debt issuance costs of $762.1 in 2015.
On December 19, 2014, the Company entered into a five-year term loan credit facility in the principal amount of $1,000.0 for the purpose of financing a portion of the cash consideration and the fees and expenses in connection with the transactions contemplated by the Merger Agreement.
The term loan credit facility was advanced in full on February 19, 2015, the date of the Company’s completion of the Acquisition. The term loan credit facility will mature five years after the Acquisition Date and may be prepaid without penalty. The term loan balance at March 31, 2016 was $715.0.
On December 19, 2014, the Company also entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility, consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The new revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The new revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and

INDEX

acquisitions and other investments.
On January 30, 2015, the Company issued $2,900.0 in debt securities consisting of $500.0 aggregate principal amount of 2.625% Senior Notes due 2020, $500.0 aggregate principal amount of 3.20% Senior Notes due 2022, $1,000.0 aggregate principal amount of 3.60% Senior Notes due 2025 and $900.0 aggregate principal amount of 4.70% Senior Notes due 2045 (together, Acquisition Notes). Net proceeds from the offering of the Acquisition Notes were $2,870.2 after deducting underwriting discounts and other expenses of the offering. Net proceeds were used to pay a portion of the cash consideration and the fees and expenses in connection with the Acquisition.
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
Under the term loan credit facility and the new revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain a leverage ratio that varies. From and after the acquisition closing date, the leverage ratio must be no greater than 4.75 to 1.00 with respect to the last day of each of the first four fiscal quarters ending on or after the closing date, 4.25 to 1.00 with respect to the last day of each of the fifth through eighth fiscal quarters ending after the closing date, and 3.75 to 1.00 with respect to the last day of each fiscal quarter ending thereafter. The Company was in compliance with all covenants in the Credit Agreement at March 31, 2016. As of March 31, 2016, the ratio of total debt to consolidated trailing 12 month EBITDA was 3.5 to 1.0.
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
There was no outstanding balance on the Company's revolving credit facility at March 31, 2016 and December 31, 2015.

As of March 31, 2016, the effective interest rate on the revolving credit facility was 1.53% and the effective interest rate on the term loan was 1.68%.
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
As of March 31, 2016, the Company provided letters of credit aggregating $55.0, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually, around mid-year.

As of March 31, 2016, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of that date. Following the announcement of the Acquisition in the fourth quarter of 2014, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted leverage ratio of total debt to trailing 12 month EBITDA of 2.5 to 1.0. However, the Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.

The Company had a $37.4 and $36.9 reserve for unrecognized income tax benefits, including interest and penalties as of March 31, 2016 and December 31, 2015, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.

INDEX

Zero-coupon Subordinated Notes and Senior Notes
On March 11, 2016, the Company announced that for the period of March 12, 2016 to September 11, 2016, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 8, 2016, in addition to the continued accrual of the original issue discount.
On April 4, 2016, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2016, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Thursday, June 30, 2016. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the new revolving credit facility.

Credit Ratings
The Company’s debt ratings of Baa2 from Moody’s and BBB from Standard and Poor’s contribute to its ability to access capital markets.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for the Company beginning January 1, 2017. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. The Company is currently evaluating the expected impact of the standard.
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
In November 2015, the FASB issued a new accounting standard that requires the deferred tax liabilities and assets to be classified as noncurrent on the consolidated balance sheet. The Company early adopted this standard on a full-retrospective basis as of March 31, 2016. The adoption of this standard does not have a material impact on the consolidated financial statements.

In January 2016, the FASB issued a new accounting standard that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. A financial instrument is defined as cash, evidence of ownership interest in a company or other entity, or a contract that both: (i) imposes on one entity a contractual obligation either to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right either to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted. The Company is evaluating the impact that this new standard will have on the consolidated financial statements.

INDEX

In February 2016, the FASB issued a new accounting standard that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for based on guidance similar to current guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is evaluating the impact that this new standard will have on the consolidated financial statements.

In March 2016, the FASB issued a new accounting standard intended to simplify aspects of share-based payment accounting. The standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The update is effective on January 1, 2017, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Exchange Rates
Approximately 19.3% of the Company's net revenues for the three months ended March 31, 2016 and approximately 12.9% of those for the three months ended March 31, 2015 were denominated in currencies other than the U.S. Dollar. The Company's financial statements are reported in U.S. Dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. Dollars for purposes of reporting the Company's consolidated financial results. In the first three months of 2016 and the year ended December 31, 2015, the most significant currency exchange rate exposures were to the Canadian Dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. Dollars would have impacted income before income taxes for the three months ended March 31, 2016 by approximately $2.7. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $134.9 and ($290.7) at March 31, 2016 and 2015, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2016, the Company had four open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through April 2016 with a notional value totaling approximately $101.4 million. At December 31, 2015, the Company had four open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2016 with a notional value totaling approximately $93.1.

Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.

INDEX

Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of March 31, 2016, the Company had $715.0 of unhedged variable rate debt from the term loan credit facility. As of December 31, 2015 the Company had no outstanding balance on its revolving credit facility and $715.0 on its term loan facility.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in millions)

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of March 31, 2016, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of that date. The repurchase authorization has no expiration date. Following the announcement of the Acquisition, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted ratio of total debt to consolidated trailing 12 month EBITDA of 2.5 to 1.0. However, the Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.

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

May 6, 2016