Form 10-Q
period 2016-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2016-07-29
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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

The number of shares outstanding of the issuer's common stock is 102.3 million shares, net of treasury stock as of July 26, 2016.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$639.6	$716.4
Accounts receivable, net of allowance for doubtful accounts of $245.3 and $217.0 at June 30, 2016 and December 31, 2015, respectively	1,314.4	1,217.9
Unbilled services	203.3	156.6
Supplies inventories	189.6	191.0
Prepaid expenses and other	297.2	339.3
Total current assets	2,644.1	2,621.2
Property, plant and equipment, net	1,741.9	1,747.4
Goodwill, net	6,218.3	6,191.9
Intangible assets, net	3,357.9	3,332.4
Joint venture partnerships and equity method investments	61.7	58.2
Deferred income tax assets	2.0	2.3
Other assets, net	173.1	150.0
Total assets	$14,199.0	$14,103.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443.5	$497.4
Accrued expenses and other	565.4	633.1
Unearned revenue	175.3	146.1
Short-term borrowings and current portion of long-term debt	87.4	423.9
Total current liabilities	1,271.6	1,700.5
Long-term debt, less current portion	5,967.6	5,940.3
Deferred income taxes and other tax liabilities	1,310.6	1,260.6
Other liabilities	320.3	323.1
Total liabilities	8,870.1	9,224.5
Commitments and contingent liabilities
Noncontrolling interest	15.9	14.9
Shareholders’ equity:
Common stock, 102.2 and 101.3 shares outstanding at June 30, 2016 and December 31, 2015, respectively	12.1	12.0
Additional paid-in capital	2,088.1	1,974.5
Retained earnings	4,581.4	4,223.0
Less common stock held in treasury	(1,011.2)	(978.1)
Accumulated other comprehensive loss	(357.4)	(367.4)
Total shareholders’ equity	5,313.0	4,864.0
Total liabilities and shareholders’ equity	$14,199.0	$14,103.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$2,382.0	$2,218.7	$4,677.2	$3,991.0
Reimbursable out-of-pocket expenses	48.7	50.4	121.5	71.3
Total revenues	2,430.7	2,269.1	4,798.7	4,062.3

Net cost of revenues	1,555.2	1,446.0	3,073.1	2,593.2
Reimbursable out-of-pocket expenses	48.7	50.4	121.5	71.3
Total cost of revenues	1,603.9	1,496.4	3,194.6	2,664.5
Gross profit	826.8	772.7	1,604.1	1,397.8
Selling, general and administrative expenses	408.0	390.5	819.9	832.8
Amortization of intangibles and other assets	45.3	44.6	89.6	75.7
Restructuring and other special charges	6.6	14.3	25.8	33.6
Operating income	366.9	323.3	668.8	455.7
Other income (expenses):
Interest expense	(53.5)	(57.9)	(108.0)	(162.2)
Equity method income, net	1.9	2.9	3.3	5.6
Investment income	0.4	0.3	0.9	0.9
Other, net	(2.4)	(2.3)	4.3	(1.2)
Earnings before income taxes	313.3	266.3	569.3	298.8
Provision for income taxes	114.8	96.2	210.3	125.3
Net earnings	198.5	170.1	359.0	173.5
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.6)
Net earnings attributable to Laboratory Corporation of America Holdings	$198.2	$169.8	$358.4	$172.9

Basic earnings per common share	$1.94	$1.69	$3.52	$1.80
Diluted earnings per common share	$1.91	$1.66	$3.46	$1.76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$198.5	$170.1	$359.0	$173.5
Foreign currency translation adjustments	(95.9)	148.5	39.0	(137.3)
Net benefit plan adjustments	(2.2)	0.5	1.2	1.4
Investment adjustments	—	—	—	(0.1)
Other comprehensive income (loss) before tax	(98.1)	149.0	40.2	(136.0)
Provision for income tax related to items of other comprehensive earnings	(1.0)	(7.1)	(30.2)	40.0
Other comprehensive earnings (loss), net of tax	(99.1)	141.9	10.0	(96.0)
Comprehensive earnings	99.4	312.0	369.0	77.5
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.6)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$99.1	$311.7	$368.4	$76.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2014	$10.4	$—	$3,786.1	$(965.5)	$(10.5)	$2,820.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	172.9	—	—	172.9
Other comprehensive loss, net of tax	—	—	—	—	(96.0)	(96.0)
Issuance of common stock for acquisition consideration	1.5	1,761.0	—	—	—	1,762.5
Issuance of common stock under employee stock plans	0.1	58.7	—	—	—	58.8
Surrender of restricted stock and performance share awards	—	—	—	(10.4)	—	(10.4)
Stock compensation	—	54.0	—	—	—	54.0
Income tax benefit from stock options exercised	—	3.9	—	—	—	3.9
BALANCE AT JUNE 30, 2015	$12.0	$1,877.6	$3,959.0	$(975.9)	$(106.5)	$4,766.2

BALANCE AT DECEMBER 31, 2015	$12.0	$1,974.5	$4,223.0	$(978.1)	$(367.4)	$4,864.0
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	358.4	—	—	358.4
Other comprehensive loss, net of tax	—	—	—	—	10.0	10.0
Issuance of common stock under employee stock plans	0.1	40.6	—	—	—	40.7
Surrender of restricted stock and performance share awards	—	—	—	(33.1)	—	(33.1)
Conversion of zero-coupon convertible debt	—	4.9	—	—	—	4.9
Stock compensation	—	57.6	—	—	—	57.6
Income tax benefit from stock options exercised	—	10.5	—	—	—	10.5
BALANCE AT JUNE 30, 2016	$12.1	$2,088.1	$4,581.4	$(1,011.2)	$(357.4)	$5,313.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$359.0	$173.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	247.8	219.9
Stock compensation	57.6	54.0
Gain on sale of assets	(7.9)	(0.1)
Accrued interest on zero-coupon subordinated notes	0.9	1.0
Cumulative earnings less than (in excess of) distributions from equity method investments	0.1	(2.6)
Asset impairment	—	14.8
Deferred income taxes	43.3	(4.9)
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(99.6)	(53.8)
Increase in unbilled services	(50.4)	(24.7)
Decrease in supplies inventories	0.6	9.5
Decrease in prepaid expenses and other	3.4	14.9
Decrease in accounts payable	(54.3)	(33.8)
Increase in unearned revenue	32.7	2.6
Decrease in accrued expenses and other	(66.6)	(60.5)
Net cash provided by operating activities	466.6	309.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(138.4)	(102.9)
Proceeds from sale of assets	21.3	0.5
Proceeds from sale of investment	12.7	8.0
Investments in equity affiliates	(9.9)	(4.8)
Acquisition of businesses, net of cash acquired	(144.1)	(3,684.4)
Net cash used for investing activities	(258.4)	(3,783.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	2,900.0
Proceeds from term loan	—	1,000.0
Payments on term loan	—	(160.0)
Proceeds from revolving credit facilities	—	60.0
Payments on revolving credit facilities	—	(60.0)
Proceeds from bridge loan	—	400.0
Payments on bridge loan	—	(400.0)
Payments on senior notes	(325.0)	(250.0)
Payments on zero-coupon subordinated notes	(13.7)	—
Payment of debt issuance costs	—	(36.7)
Noncontrolling interest distributions	(1.6)	—
Deferred acquisition costs	(5.8)	(0.1)
Payments on long-term lease obligations	(3.0)	(2.2)
Excess tax benefits from stock based compensation	10.5	3.9
Net proceeds from issuance of stock to employees	40.7	56.0
Net cash (used for) provided by financing activities	(297.9)	3,510.9
Effect of exchange rate changes on cash and cash equivalents	12.9	1.9
Net (decrease) increase in cash and cash equivalents	(76.8)	39.0
Cash and cash equivalents at beginning of period	716.4	580.0
Cash and cash equivalents at end of period	$639.6	$619.0

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
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 14 (Business Segment Information). During the three months ended June 30, 2016, LCD and CDD contributed 69.7% and 30.3%, respectively, of net revenues to the Company. During the six months ended June 30, 2016, LCD and CDD contributed 69.5% and 30.5%, respectively, of net revenues to the Company.
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
The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles (GAAP).
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for the Company beginning January 1, 2017. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. The Company is currently evaluating the expected impact of the standard.
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
In November 2015, the FASB issued a new accounting standard that requires deferred tax liabilities and assets to be classified as noncurrent on the consolidated balance sheet. The Company early adopted this standard on a full-retrospective basis as of March 31, 2016. The adoption of this standard did not have a material impact on the consolidated financial statements.
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
In March 2016, the FASB issued a new accounting standard intended to simplify aspects of share-based payment accounting. The standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The update is effective on January 1, 2017, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on the consolidated financial statements.
In March 2016, the FASB issued a new accounting standard intended to simplify aspects of the equity method of accounting. The standard eliminates the requirement that when an investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The standard requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The update is effective on January 1, 2017, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
In June 2016, the FASB issued a new accounting standard intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective on January 1, 2020, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on the consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Reclassifications
The Company has reclassified debt issuance costs from prepaid expenses and other assets, net to direct deductions from the associated debt liability in the December 31, 2015 consolidated balance sheet in accordance with the implementation of a FASB standard update that the company adopted as of January 1, 2016.
In addition, the Company has reclassified short-term deferred tax assets and short-term deferred tax liabilities to net long-term deferred tax assets and net long-term deferred tax liabilities by jurisdiction, respectively, in the December 31, 2015 consolidated balance sheet in accordance with the implementation of a FASB standard update that the Company adopted as of January 1, 2016.

2.	BUSINESS ACQUISITIONS
During the six months ended June 30, 2016, the Company acquired various laboratories and related assets for approximately $144.1 in cash (net of cash acquired). The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $58.3 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $87.2. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and testing capabilities.
The Company completed the acquisition of Covance Inc. (Acquisition) for $6,150.7 on February 19, 2015 (Acquisition Date). The Company finalized its purchase price allocation during the measurement period. The facts and circumstances that existed at the date of the Acquisition, if known, would have affected the measurement of the amounts recognized at that date. In accordance with ASC 805, Business Combinations, measurement period adjustments are not included in current earnings, but recognized as of the date of the acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, the Company adjusted the preliminary allocation of the purchase price initially recorded at the Acquisition Date to reflect these measurement period adjustments. The Company recorded certain measurement period adjustments and certain classifications of expenses, including items associated with the allocation of stock compensation, from cost of revenue to selling, general and administrative expenses and depreciation expense, from selling, general and administrative expenses to cost of revenue. As a result of these measurement period adjustments, amortization and the provision for income taxes for the three months ended June 30, 2015 decreased $2.1 and increased $0.6, respectively. Amortization and the provision for income taxes for the six months ended June 30, 2015 decreased $3.3 and increased $0.1, respectively. In addition, accumulated comprehensive income as of December 31, 2015 increased by $102.7 (of which $(115.6) and $6.6 related to the three and six months ended June 30, 2015) due to the cumulative translation adjustment relating to the allocation of the intangible assets associated with the Acquisition.
On July 27, 2016, the Company entered into a definitive agreement to acquire all of the outstanding shares of Sequenom, Inc., a market leader in non-invasive prenatal testing and reproductive health, in a cash tender offer for $2.40 per share, or an equity value of $302.0.  The transaction will be subject to review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to close sometime during the fourth quarter of 2016.

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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$198.2	102.2	$1.94	$169.8	100.7	$1.69	$358.4	101.9	$3.52	$172.9	96.3	$1.80
Dilutive effect of employee stock options and awards	—	1.1		—	1.2		—	1.2		—	1.2
Effect of convertible debt	—	0.6		—	0.6		—	0.6		—	0.6
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$198.2	103.9	$1.91	$169.8	$102.5	$1.66	$358.4	$103.7	$3.46	$172.9	$98.1	$1.76
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	—	0.1	—	0.1

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the first six months of 2016, the Company recorded net restructuring and other special charges of $25.8; $2.8 within LCD and $23.0 within CDD. The charges were comprised of $9.0 related to severance and other personnel costs along with $21.6 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations and other facilities. The Company reversed previously established reserves of $2.6 in unused severance reserves primarily as the result of selling one of CDD's minimum volume service contract facilities to a third party and $2.2 for costs related to unused facilities. The Company incurred additional legal and other costs of $2.7 relating to the wind down of its minimum volume service contract operations. The Company also recorded $5.7 in consulting expenses relating to fees incurred as part of its Acquisition integration costs and compensation analysis, along with $1.7 in short-term equity retention arrangements relating to the Acquisition and $4.5 of accelerated equity compensation relating to the announced retirement of a Company executive (all recorded in selling, general and administrative expenses). In addition, the Company incurred $3.4 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. In conjunction with certain international legal entity tax structuring, the Company recorded a one-time tax liability of $1.1.
During the first six months of 2015, the Company recorded net restructuring and other special charges of $33.6. The charges were comprised of $9.5 related to severance and other personnel costs along with $24.7 in costs associated with facility closures and general integration initiatives. These charges were partially offset by the reversal of previously established reserves of $0.6 in unused facility-related costs.
In addition, during the six months ended June 30, 2015, the Company recorded $11.9 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of LaunchPad. The Company also recorded $166.0 of deal costs related to the Acquisition, of which $113.4 is included in selling and $52.6 is included in interest expense.
The following represents the Company’s restructuring reserve activities for the period indicated:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	LCD		CDD
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2015	$0.1	$26.5	$51.5	$1.1	$79.2
Restructuring charges	4.5	0.6	4.5	21.0	30.6
Reduction of prior restructuring accruals	—	(2.3)	(2.3)	(0.2)	(4.8)
Cash payments and other adjustments	(3.5)	(8.4)	(15.6)	2.9	(24.6)
Balance as of June 30, 2016	$1.1	$16.4	$38.1	$24.8	$80.4
Current					$50.0
Non-current					30.4
					$80.4

5.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2016 and for the year ended December 31, 2015 are as follows:

	LCD		CDD		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Balance as of January 1	$3,201.7	$2,988.9	$2,990.2	$110.5	$6,191.9	$3,099.4
Goodwill acquired during the period	87.2	225.6	—	2,969.0	87.2	3,194.6
Adjustments to goodwill	49.3	(12.8)	(110.1)	(89.3)	(60.8)	(102.1)
Balance at end of period	$3,338.2	$3,201.7	$2,880.1	$2,990.2	$6,218.3	$6,191.9

The components of identifiable intangible assets are as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,213.9	$(791.0)	$2,422.9	$3,137.8	$(725.6)	$2,412.2
Patents, licenses and technology	318.3	(155.4)	162.9	309.6	(144.7)	164.9
Non-compete agreements	51.8	(39.6)	12.2	51.2	(37.2)	14.0
Trade names	400.5	(128.7)	271.8	400.9	(115.5)	285.4
Land use right	6.4	(0.9)	5.5	5.5	(0.6)	4.9
Canadian licenses	482.6	—	482.6	451.0	—	451.0
	$4,473.5	$(1,115.6)	$3,357.9	$4,356.0	$(1,023.6)	$3,332.4
Amortization of intangible assets for the three-month and six-month periods ended June 30, 2016 was $45.3 and $89.6, respectively; and $44.6 and $75.7 for the three-month and six-month periods ended June 30, 2015, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $82.7 for the remainder of fiscal 2016, $172.0 in fiscal 2017, $161.3 in fiscal 2018, $154.4 in fiscal 2019, $148.0 in fiscal 2020 and $2,087.0 thereafter.

6.	DEBT

Short-term borrowings and the current portion of long-term debt at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Zero-coupon convertible subordinated notes	$81.7	$94.5
3.125% senior notes due 2016	—	325.0
Debt issuance costs	(0.8)	(1.0)
Current portion of capital leases	6.5	5.4
Total short-term borrowings and current portion of long-term debt	$87.4	$423.9

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Long-term debt at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
2.20% senior notes due 2017	$500.0	$500.0
2.50% senior notes due 2018	400.0	400.0
4.625% senior notes due 2020	639.3	621.6
2.625% senior notes due 2020	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
3.20% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.60% senior notes due 2025	1,000.0	1,000.0
4.70% senior notes due 2045	900.0	900.0
Term loan	715.0	715.0
Debt issuance costs	(47.7)	(51.8)
Capital leases	61.0	55.5
Total long-term debt	$5,967.6	$5,940.3

Senior Notes
As a result of the Acquisition, the Company assumed privately placed senior notes in an aggregate principal amount of $250.0 issued by Covance pursuant to a Note Purchase Agreement dated October 2, 2013. On March 5, 2015, the Company caused Covance to prepay all of the outstanding Senior Notes at 100% of the principal amount plus accrued interest, and a total make-whole amount of $37.4, which was expensed. The Note Purchase Agreement terminated effective March 5, 2015 in connection with the prepayment of the Senior Notes.
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long-term assets and added to the value of the senior notes, with an aggregate fair value of $39.3 at June 30, 2016 and $21.6 at December 31, 2015.
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
During the six months ended June 30, 2016, the Company settled notices to convert $15.3 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $26.1. The total cash used for these settlements was $13.7 and the Company also issued $0.1 in additional shares of common stock. As a result of these conversions, in 2016 the Company also reversed deferred tax liabilities of $13.8.
On July 1, 2016, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the indenture dated as of October 24, 2006 between the Company and The Bank of New York Mellon as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2016 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, September 30, 2016. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
Credit Facilities
As part of its financing of the Acquisition, the Company entered into a $1,000.0 term loan. The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty. The term loan balance at June 30, 2016 and December 31, 2015 was $715.0.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

On December 19, 2014, the Company entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. There was no outstanding balance on the Company's revolving credit facility at June 30, 2016 or December 31, 2015.
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
Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain a leverage ratio that declines over time. From and after the Acquisition Date, the leverage ratio must not have been greater than 4.75 to 1.0 with respect to the last day of each of the first four fiscal quarters ending on or after the closing date, must be no greater than 4.25 to 1.0 with respect to the last day of each of the fifth through eighth fiscal quarters ending after the closing date, and must be no greater than 3.75 to 1.0 with respect to the last day of each fiscal quarter ending thereafter. The Company was in compliance with all covenants in the term loan facility and the revolving credit facility at June 30, 2016. As of June 30, 2016, the ratio of total debt to consolidated trailing 12-month EBITDA was 3.3 to 1.0.
The term loan credit facility accrues interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.125% to 2.00%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.125% to 1.00%. Advances under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.00% to 1.60%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.00% to 0.60%. Fees are payable on outstanding letters of credit under the revolving credit facility at a per annum rate equal to the applicable margin for LIBOR loans, and the Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.125% to 0.40%. The interest margin applicable to the credit facilities, and the facility fee and letter of credit fees payable under the revolving credit facility, are based on the Company’s senior credit ratings as determined by Standard & Poor’s and Moody’s, which are currently BBB and Baa2, respectively.
As of June 30, 2016, the effective interest rate on the revolving credit facility was 1.56% and the effective interest rate on the term loan was 1.71%.

7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2016 or December 31, 2015.
The changes in common shares issued and held in treasury are summarized below:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2015	123.9	(22.6)	101.3
Common stock issued under employee stock plans	1.1	—	1.1
Common stock issued upon conversion of zero-coupon subordinated notes	0.1	—	0.1
Surrender of restricted stock and performance share awards	—	(0.3)	(0.3)
Common shares at June 30, 2016	125.1	(22.9)	102.2

Share Repurchase Program
As of June 30, 2016 and December 31, 2015, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of these respective dates. The repurchase authorization has no expiration date. Following the announcement of the Acquisition, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted ratio of total debt to consolidated trailing 12-month EBITDA of 2.5 to 1.0. However, the Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.

Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2015 (a)	$(293.0)	$(74.4)	$(367.4)
Other comprehensive earnings before reclassifications	39.0	9.6	48.6
Amounts reclassified from accumulated other comprehensive earnings to the Condensed Consolidated Statement of Operations (b)	—	(8.4)	(8.4)
Tax effect of adjustments	(29.6)	(0.6)	(30.2)
Balance at June 30, 2016	$(283.6)	$(73.8)	$(357.4)
(a) The December 31, 2015 foreign currency translation adjustment reflects the changes recorded due to the cumulative translation adjustment of allocating the intangible assets associated with the Acquisition
(b) The amortization of prior service cost is included in the computation of net periodic benefit cost. See Note 10 (Pension and Post-retirement Plans) below for additional information regarding the Company's net periodic benefit cost.

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
The gross unrecognized income tax benefits were $24.2 and $24.2 at June 30, 2016 and December 31, 2015, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of June 30, 2016 and December 31, 2015, $24.2 and $24.2, respectively, were the approximate amount of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $13.6 and $12.7 as of June 30, 2016 and December 31, 2015, respectively.
The valuation allowance provided as a reserve against certain deferred tax assets is $14.5 and $15.1 as of June 30, 2016 and December 31, 2015, respectively.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The IRS is currently examining the Company's 2014 federal income tax return. The Canada Revenue Agency is currently examining the 2013 and 2014 tax returns.
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
Many of the current claims and legal actions against the Company are in preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company records an aggregate legal reserve, which is determined using actuarial calculations based on historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with FASB Accounting Standards Codification Topic 450 “Contingencies,” the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and estimable and would exceed the aggregate legal reserve. When loss contingencies are not both probable and estimable, the Company does not establish separate reserves.
The Company is unable to estimate a range of reasonably probable losses for the proceedings described in more detail below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these proceedings, however, the Company does not believe, based on currently available information, that the outcomes will have a material adverse effect on the Company's financial condition, though the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.
As reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. (Hunter Labs Settlement Agreement), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed Hunter Labs Settlement Agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In 2011, the California legislature enacted Assembly Bill No. 97, which imposed a 10.0% Medi-Cal payment cut on most providers, including clinical laboratories. This 10.0% cut is currently being applied to the rates that would otherwise be applicable. In 2012, the California legislature enacted Assembly Bill No. 1494, which directed the Department of Healthcare Services (DHCS) to establish new reimbursement rates for Medi-Cal clinical laboratory services based on payments made to California clinical laboratories for

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

similar services by other third-party payers, and provided that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10.0% payment reduction imposed by Assembly Bill No. 97 in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80.0% of the lowest maximum allowance established under the Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. In April 2015, CMS approved a 10.0% payment reduction under Assembly Bill No. 1494. The new rate methodology established new rates that were effective July 1, 2015, but these new rates were not entered into the state computer system until February 2016. Based on reported 2015 payment data, new rates were established to be effective July 1, 2016, but due to computer system delays, these rates will not be implemented before September, 2016. DHCS has not provided further direction regarding possible recoupments and specific timeframes. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.
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
On February 27, 2012, the Company was served with a False Claims Act lawsuit, United States ex rel. Margaret Brown v. Laboratory Corporation of America Holdings and Tri-State Clinical Laboratory Services, LLC, filed in the United States District Court for the Southern District of Ohio, Western Division. The Company owned 50.0% of Tri-State Clinical Laboratory Services, LLC, which was dissolved in June of 2011 pursuant to a voluntary petition filed under Chapter 7 of Title 11 of the United States Code. The lawsuit alleges that the defendants submitted false claims for payment for laboratory testing services performed as a result of financial relationships that violated the Stark and Anti-Kickback Statutes. The lawsuit seeks actual and treble damages

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The U.S. government has not intervened in the lawsuit. The parties reached a settlement in principle, which the Court approved on July 18, 2016.
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
On August 24, 2012, the Company was served with a putative class action lawsuit, Sandusky Wellness Center, LLC, et al. v. MEDTOX Scientific, Inc., et al., filed in the United States District Court for the District of Minnesota. The lawsuit alleges that on or about February 21, 2012, the Defendants violated the U.S. Telephone Consumer Protection Act (TCPA) by sending unsolicited facsimiles to Plaintiff and more than 39 other recipients without the recipients' prior express invitation or permission. The lawsuit seeks the greater of actual damages or the sum of $0.0005 for each violation, subject to trebling under the TCPA, and injunctive relief. In September of 2014, Plaintiff’s Motion for Class Certification was denied. In January of 2015, the Company’s Motion for Summary Judgment on the remaining individual claim was granted. Plaintiff filed a notice of appeal. On May 3, 2016, the United States Court of Appeals for the Eighth Circuit issued its decision and order reversing the District Court's decision which denied class certification. The Eighth Circuit remanded the matter for further proceedings. The Company will vigorously defend the lawsuit.
On July 3, 2012, the Company was served with a lawsuit, John Wisekal, as Personal Representative of the Estate of Darien Wisekal v. Laboratory Corporation of America Holdings and Glenda C. Mixon, filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The lawsuit alleges that the Company misread a Pap test. The case was removed to the United States District Court for the Southern District of Florida. The matter was tried before a jury beginning on April 1, 2014. On April 17, 2014, the jury returned a verdict in Plaintiff’s favor in the amount of $20.8, with non-economic damages reduced by 25.0% to account for the Plaintiff's negligence, for a final verdict of $15.8. The Company filed post-trial motions. On July 28, 2014, the Court granted the Company’s motion for remittitur and reduced the jury’s non-economic damages award to $5.0, reduced by 25.0% for the Plaintiff’s negligence. Accordingly, the total judgment was $4.4. The Plaintiff opposed the remittitur and the Court ordered a new trial on the issue of damages only. The parties reached a settlement, which was approved by the District Court on June 14, 2016.
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
The Company holds an investment in a joint venture partnership located in Alberta, Canada. The Canadian partnership has a license to conduct diagnostic testing services in the province of Alberta. Substantially all of its revenue is received as reimbursement from the Alberta government's healthcare programs. In December 2013, Alberta Health Services (AHS), the Alberta government's healthcare program, issued a request for proposals for laboratory services that included the scope of services performed by the Canadian partnership. In October 2014, AHS informed the Canadian partnership that it had not been selected as the preferred proponent. In November 2014, the Canadian partnership submitted a vendor bid appeal upon the belief that there were significant flaws and failures in the conduct of the request for proposal process, which drove to a biased conclusion. AHS established a Vendor Bid Appeal Panel to hear the appeal, and the hearing was conducted in February 2015. In August 2015, AHS was directed to cancel the request for proposal process. Subsequently, the Canadian partnership entered into a one-year extension through March 31, 2017 of its existing contract with AHS. If the contract is not renewed after March 2017, then the Canadian partnership's revenues would decrease substantially and the carrying value of the Company's investment could potentially be impaired. The Company is currently in discussions with AHS regarding the terms of the contract renewal.
On June 23, 2016, the Centers for Medicare and Medicaid Services (CMS) published a final rule implementing the Protecting Access to Medicare Act of 2014 (PAMA), which required establishment of a new Medicare reimbursement system for clinical lab

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

tests paid under the Clinical Laboratory Fee Schedule (CLFS), based on private payer rates, as reported to CMS.  Although the new payment system was supposed to go into effect for tests furnished after January 1, 2017, the CMS rulemaking process was delayed, and the new rates will not be effective until January 1, 2018 pursuant to the final rule.  Under the new system the Company must collect data on private payer rates and report the data to CMS every three years for most types of tests. The Company does not expect that the new reporting requirements will have a material impact on its business or results of operations. CMS will use the data reported by all applicable labs to calculate a weighted median of private payer rates for each test performed, and that weighted median will be the new Medicare rate.  Rate reductions for existing tests under the new system will be phased in over six years.  The Company is still assessing the full impact of the final rule, but has been preparing for it for some time.  Medicare reimbursement under the CLFS represents less than 10% of the Company’s consolidated revenue.
Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of June 30, 2016, the Company had provided letters of credit aggregating approximately $55.0, primarily in connection with certain insurance programs. The Company’s availability under its revolving credit facility is reduced by the amount of these letters of credit.

10.	PENSION AND POST-RETIREMENT PLANS

The Company’s defined contribution retirement plan (401K Plan) covers substantially all pre-Acquisition employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $13.8 and $13.3 for the three months ended June 30, 2016 and 2015, respectively, and was $27.2 and $26.2 for the six months ended June 30, 2016 and 2015, respectively. The Company also incurred expense of $12.8 and $11.1 for the Covance 401K plan assumed as a result of the Acquisition during the three months ended June 30, 2016 and 2015, respectively, and $26.5 and $15.8 during the six months ended June 30, 2016 and 2015, respectively. All of the Covance U.S. employees are eligible to participate in the discretionary Covance 401K plan, which features a Company match, based upon a percentage of the employee’s contributions.
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
The Company maintains a second unfunded, non-contributory, non-qualified defined benefit retirement plan (PEP), which as of December 31, 2009, covered substantially all of its senior management group. The PEP supplements the Company Plan and was also closed to new participants effective January 1, 2010.
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost for administrative expenses	$1.2	$0.9	$2.4	$1.9
Interest cost on benefit obligation	3.9	3.8	7.8	7.6
Expected return on plan assets	(4.2)	(4.6)	(8.4)	(9.2)
Net amortization and deferral	2.8	2.7	5.6	5.4
Defined benefit plan costs	$3.7	$2.8	$7.4	$5.7
During the three and six months ended June 30, 2016, the Company contributed $2.5 and $4.8, respectively, to the Company Plan.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost for benefits earned	$—	$—	$—	$0.1
Interest cost on benefit obligation	0.1	0.2	0.2	0.5
Net amortization and deferral	(4.2)	(2.2)	(8.0)	(4.6)
Post-retirement medical plan benefits	$(4.1)	$(2.0)	$(7.8)	$(4.0)
In addition to the PEP, as a result of the Acquisition, the Company also has a frozen non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company. Benefit amounts are based upon years of service and compensation of the participating employees. The pension benefit obligation as of the Acquisition Date was $32.8. The components of the net periodic pension cost for the three and six months ended June 30, 2016 and June 30, 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.2	0.3	0.4	0.4
Net periodic pension cost	$0.2	$0.4	$0.4	$0.5
Also as a result of the Acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  Effective January 1, 2017, this Plan will cease directly providing medical, prescription drug and dental coverage options currently available to eligible participants.  Instead, the Company will fund the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by non-Medicare eligible participants to purchase health care insurance through insurance exchanges. The net periodic post-retirement benefit cost for the three months ended June 30, 2016 and 2015 was $0.4 and $0.1, respectively, and was $0.8 and $0.1 for the six months ended June 30, 2016 and 2015, respectively. The pension benefit obligation as of the Acquisition Date was $6.3.
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

	United Kingdom Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost for administrative expenses	$0.8	$0.8	$1.6	$1.1
Interest cost on benefit obligation	2.2	2.3	4.4	3.0
Expected return on plan assets	(3.1)	(3.2)	(6.2)	(4.3)
Defined benefit plan costs	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Assumptions used to determine defined benefit plan cost
Discount rate	3.8%	3.6%	3.8%	3.6%
Expected return on assets	5.6%	5.4%	5.6%	5.4%
Salary increases	3.6%	3.5%	3.6%	3.5%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	German Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost for administrative expenses	$0.2	$0.4	$0.5	$0.5
Interest cost on benefit obligation	0.2	0.1	0.3	0.1
Net amortization and deferral	(0.1)	—	(0.1)	—
Defined benefit plan costs	$0.3	$0.5	$0.7	$0.6

Assumptions used to determine defined benefit plan cost
Discount rate	2.5%	1.5%	2.5%	1.5%
Expected return on assets	N/A	N/A	N/A	N/A
Salary increases	2.0%	2.0%	2.0%	2.0%

11.	FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2016 and December 31, 2015 is as follows:

		Fair Value Measurements as of
	Fair Value as of	June 30, 2016
		Using Fair Value Hierarchy
	June 30, 2016	Level 1	Level 2	Level 3
Noncontrolling interest put	$15.9	$—	$15.9	$—
Interest rate swap	39.3		39.3	—
Cash surrender value of life insurance policies	49.4	—	49.4	—
Deferred compensation liability	50.2	—	50.2	—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2015
		Using Fair Value Hierarchy
	December 31, 2015	Level 1	Level 2	Level 3
Noncontrolling interest put	$14.9	$—	$14.9	$—
Interest rate swap	21.6	—	21.6	—
Cash surrender value of life insurance policies	45.5	—	45.5	—
Deferred compensation liability	46.4	—	46.4	—
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $156.6 and $177.1 as of June 30, 2016 and December 31, 2015, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $6,127.4 and $6,070.5 as of June 30, 2016 and December 31, 2015, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates and foreign exchange rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as interest rate swap agreements (see Interest Rate Swap section below) and forward contracts. Although the Company’s zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments (see Embedded Derivatives Related to the Zero-Coupon Subordinated Notes section below), the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.
Interest Rate Swap
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.  These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020.  These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $39.3 and $21.6 at June 30, 2016 and December 31, 2015, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.
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

The Company believes these embedded derivatives had no fair value at June 30, 2016 and December 31, 2015. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively.

Derivatives Instruments
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of June 30, 2016 and December 31, 2015.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2016	2015
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$103.6	$54.5
Income taxes, net of refunds	164.9	90.6
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$33.1	$10.4
Non-cash stock consideration for the Acquisition	—	1,762.5
Conversion of zero-coupon convertible debt	4.9	—
Assets acquired under capital leases	9.5	18.0
Increase (decrease) in accrued liabilities for the purchase of property, plant and equipment	1.7	0.3

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

14.	BUSINESS SEGMENT INFORMATION

The following table is a summary of segment information for the three months ended June 30, 2016 and 2015. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
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
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues:
LCD - net revenue	$1,659.7	$1,575.0	$3,250.3	$3,047.0
CDD - net revenue	722.4	643.7	1,427.1	944.0
Intercompany eliminations	(0.1)	—	(0.2)	—
Total revenues	2,382.0	2,218.7	4,677.2	3,991.0

Operating earnings:
LCD	330.8	303.3	607.8	513.7
CDD	74.9	54.9	138.7	4.6
Unallocated corporate expenses	(38.8)	(34.9)	(77.7)	(62.6)
Total operating income	366.9	323.3	668.8	455.7
Other expense, net	(53.6)	(57.0)	(99.5)	(156.9)
Earnings before income taxes	313.3	266.3	569.3	298.8
Provision for income taxes	114.8	96.2	210.3	125.3
Net earnings	198.5	170.1	359.0	173.5
Less income attributable to noncontrolling interests	(0.3)	(0.3)	(0.6)	(0.6)
Net income attributable to Laboratory Corporation of America Holdings	$198.2	$169.8	$358.4	$172.9

INDEX

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives.  Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company’s other public filings, press releases and discussions with Company management, including:

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

INDEX

13.
changes in payer mix or payment structure, including insurance carrier participation in Health Insurance Exchanges, an increase in capitated reimbursement mechanisms, the impact of a shift to consumer-driven health plans or plans carrying increased level of member cost-sharing, and adverse changes in payer reimbursement or payer coverage policies (implemented directly or through a third party) related to specific diagnostic tests, categories of testing or testing methodologies;

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

INDEX

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

39.
impact on the Company's revenue, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by S&P and/or Moody's;

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

43.	failure to achieve expected efficiencies and savings in connection with the Company's comprehensive, enterprise-wide business process improvement initiative; and

44.	global economic conditions and regulatory changes leading up to and following the United Kingdom’s announced intention to exit from the European Union.

GENERAL (dollars in millions, except per share data)

Net revenue for the three and six months ended June 30, 2016 increased 7.4% and 17.2% as compared to the prior year. The increase for the three months ended June 30, 2016 was primarily due to organic volume growth in both segments as well as tuck-in acquisitions in the clinical laboratory business, partially offset by currency.
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

RESULTS OF OPERATIONS (amounts in millions)

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Net Revenue

	Three Months Ended June 30,
	2016	2015	Change
Net revenue
LCD	$1,659.7	$1,575.0	5.4%
CDD	722.4	643.7	12.2%
Intercompany eliminations	(0.1)	$—	N/A
Total	$2,382.0	$2,218.7	7.4%
The increase in net revenue for the three months ended June 30, 2016 as compared with the corresponding period in 2015 was due to organic volume growth and tuck-in acquisitions, partially offset by currency.
LCD net revenue for the second quarter was $1,659.7, an increase of 5.4% over revenue of $1,575.0 in the second quarter of 2015. The increase in net revenue was driven by growth in volume, measured by requisitions, of 1.2%. Price and mix accounted

INDEX

for an additional 2.5% of the growth. Beacon LBS, the Company's technology-enabled solution providing point-of-care decision support, contributed 0.1%. The increase in net revenue was unfavorably impacted by (0.3%) of currency. In addition, tuck-in acquisitions added 1.9% to net revenue.
CDD net revenue for the second quarter was $722.4, an increase of 12.2% over revenue of $643.7 in the second quarter of 2015. The increase in revenue is primarily due to broad-based revenue growth, partially offset by the impact of the expiration on October 31, 2015 of a minimum volume service contract and a negative currency impact of 0.7%
Net Cost of Revenues

	Three Months Ended June 30,
	2016	2015	Change
Net cost of revenues	$1,555.2	$1,446.0	7.6%
Cost of revenues as a % of net revenue	65.3%	65.2%
Net cost of revenues increased 7.6% during the three months ended June 30, 2016 as compared with the corresponding period in 2015. Net cost of revenues as a percentage of net revenues increased slightly from 65.2% in 2015 to 65.3% in 2016. The increase in net cost of revenues is primarily due to higher personnel costs as a percentage of revenue within the CDD segment offset by a net decrease of 0.4% due to currency fluctuations on a consolidated basis.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2016	2015	Change
Selling, general and administrative expenses	$408.0	$390.5	4.5%
Selling, general and administrative expenses as a % of net revenue	17.1%	17.6%
Selling, general and administrative expenses as a percentage of net revenue decreased to 17.1% during the three months ended June 30, 2016 as compared to 17.6% during the corresponding period in 2015.
During the three months ended June 30, 2016, the Company incurred additional legal and other costs of $1.1 relating to the wind down of its minimum volume service contract operations. The Company also recorded $4.0 in consulting expenses relating to fees incurred as part of its Acquisition integration costs and compensation analysis, along with $0.5 in short-term equity retention arrangements relating to the Acquisition and $0.4 of accelerated equity compensation relating to the announced retirement of a Company executive (all recorded in selling, general and administrative expenses). In addition, the Company incurred $1.9 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative.
During the three months ended June 30, 2015, the Company recorded $5.9 in consulting expenses (recorded in selling, general and administrative) relating to fees incurred as part of LaunchPad as well as Acquisition integration costs. In addition, the Company recorded $2.9 in short-term equity retention arrangements relating to the Acquisition.
Excluding these charges, selling, general and administrative expenses as a percentage of net revenues were 16.8% and 17.2% during the three months ended June 30, 2016 and 2015, respectively.
The decrease in selling, general and administrative expenses as a percentage of net revenue, excluding these charges, is primarily due to the Acquisition, which carries lower personnel costs in selling, general and administrative expenses as a percentage of revenue, and the impact of LaunchPad. The decrease in selling, general and administrative expenses as a percentage of revenue was also impacted by a net decrease of 0.1% due to currency fluctuations on a consolidated basis. Bad debt expense for LCD was 4.4% of net revenue for that segment during the three months ended June 30, 2016 as compared to 4.3% during the corresponding period in 2015.

Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2016	2015	Change
LCD	$23.2	$22.6	2.7%
CDD	22.1	22.0	0.5%
Total amortization of intangibles and other assets	$45.3	$44.6	1.6%
The increase in amortization of intangibles and other assets primarily reflects the impact of tuck-in acquisitions.

INDEX

Restructuring and Other Special Charges

	Three Months Ended June 30,
	2016	2015	Change
Restructuring and other special charges	$6.6	$14.3	(53.8)%
During the three months ended June 30, 2016, the Company recorded net restructuring and other special charges of $6.6; ($0.6) within LCD and $7.2 within CDD. The charges were comprised of $4.5 related to severance and other personnel costs along with $4.6 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations. The Company reversed previously established reserves of $2.2 in unused facility-related costs and $0.3 in unused severance reserves primarily as the result of selling one of CDD's minimum volume service contract facilities to a third party.
During the three months ended June 30, 2015, the Company recorded net restructuring and other special charges of $14.3, $9.3 within LCD and $5.0 within CDD. The charges were comprised of $6.3 related to severance and other personnel costs along with $8.6 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.6 in unused facility-related costs.
Interest Expense

	Three Months Ended June 30,
	2016	2015	Change
Interest expense	$(53.5)	(57.9)	(7.6)%
The decrease in interest expense for the three months ended June 30, 2016 as compared with the corresponding period in 2015 is primarily due to the repayment of the 3.125% senior notes in May 2016 and the reduction of the term loan balance.

Equity Method Income, net

	Three Months Ended June 30,
	2016	2015	Change
Equity method income, net	$1.9	$2.9	(34.5)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income in 2016 was primarily due to liquidation of the Company's interest in one of the partnerships effective June 30, 2015.

Other, net

	Three Months Ended June 30,
	2016	2015	Change
Other, net	$(2.4)	$(2.3)	4.3%

Other, net for the three months ended June 30, 2016, primarily represents net realized foreign currency translation losses.

Income Tax Expense

	Three Months Ended June 30,
	2016	2015	Change
Income tax expense	$114.8	$96.2	19.3%
Income tax expense as a % of earnings before income taxes	36.6%	36.1%
The Company's 2016 tax rate for the three months ended June 30 increased over the 2015 rate due to U.S. pre-tax income being a higher percentage of total pre-tax income, year over year. The Company considers substantially all of its foreign earnings to be permanently reinvested overseas.

INDEX

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Net Revenue

	Six Months Ended June 30,
	2016	2015	Change
Net revenue
LCD	$3,250.3	$3,047.0	6.7%
CDD	1,427.1	944.0	51.2%
Intercompany eliminations	(0.2)	$—	N/A
Total	$4,677.2	$3,991.0	17.2%
The increase in net revenue for the six months ended June 30, 2016 as compared with the corresponding period in 2015 was due to the Acquisition along with organic volume growth, price and mix in LCD, partially offset by currency.
LCD net revenue for the six months ended June 30, 2016 was $3,250.3 an increase of 6.7% over revenue of $3,047.0 in the six months ended June 30, 2015. The increase in net revenue was driven by growth in volume, measured by requisitions, of 2.2%. Price and mix accounted for an additional 2.3% of the growth. Beacon LBS, the Company's technology-enabled solution providing point-of-care decision support, contributed 0.6%. The increase in net revenue was unfavorably impacted by (0.4%) of currency. In addition, tuck-in acquisitions added 2.0% to net revenue.
CDD net revenue for the six months ended June 30, 2016 was $1,427.1, an increase of 51.2% over revenue of $944.0 in the six months ended June 30, 2015. The increase in revenue is due to the inclusion of a full six months of Covance revenue for the period ended June 30, 2016 in comparison to the period from close of the Acquisition on February 19, 2015 through June 30, 2015, as well as broad-based demand. This increase was partially offset by the expiration on October 31, 2015 of a minimum volume service contract and an unfavorable currency impact of 1.0%
Net Cost of Revenues

	Six Months Ended June 30,
	2016	2015	Change
Net cost of revenues	$3,073.1	$2,593.2	18.5%
Cost of revenues as a % of net revenue	65.7%	65.0%
Net cost of revenues increased 18.5% during the six months ended June 30, 2016 as compared with the corresponding period in 2015 primarily due to the inclusion of CDD operations, which carry higher personnel costs as a percentage of revenue, for the entire first half of the year. The net cost of revenues was also impacted by a net decrease of 0.6% due to currency fluctuations on a consolidated basis.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2016	2015	Change
Selling, general and administrative expenses	$819.9	$832.8	(1.5)%
Selling, general and administrative expenses as a % of net revenue	17.5%	20.9%
Selling, general and administrative expenses as a percentage of net revenue decreased to 17.5% during the six months ended June 30, 2016 as compared to 20.9% during the corresponding period in 2015.
During the six months ended June 30, 2016, the Company incurred additional legal and other costs of $2.7 relating to the wind down of its minimum volume service contract operations. The Company also recorded $5.7 in consulting expenses relating to fees incurred as part of its Acquisition integration costs and compensation analysis, along with $1.7 in short-term equity retention arrangements relating to the Acquisition and $4.5 of accelerated equity compensation relating to the announced retirement of a Company executive (all recorded in selling, general and administrative expenses). In addition, the Company incurred $3.4 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad.
During the six months ended June 30, 2015, the Company recorded $11.9 of consulting expenses relating to fees incurred as part of LaunchPad. The Company also recorded $82.4 for Covance employee equity awards, change in control payments and short-term retention arrangements that were accelerated or triggered by the Acquisition and advisor and legal fees of $33.9.
Excluding these charges, selling, general and administrative expenses as a percentage of net revenues were 17.2% and 17.6% during the six months ended June 30, 2016 and 2015, respectively.

INDEX

The decrease in selling, general and administrative expenses as a percentage of net revenue, excluding these charges, is primarily due to the Acquisition, which carries lower personnel costs in selling, general and administrative expenses as a percentage of revenue, and the impact of LaunchPad. The decrease in selling, general and administrative expenses as a percentage of revenue was also impacted by a net decrease of 0.1% due to currency fluctuations on a consolidated basis. Bad debt expense for LCD was 4.6% of net revenue for that segment during the six months ended June 30, 2016 as compared to 4.4% during the corresponding period in 2015.

Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2016	2015	Change
LCD	$47.0	$43.9	7.1%
CDD	42.6	31.8	34.0%
Total amortization of intangibles and other assets	$89.6	$75.7	18.4%
The increase in amortization of intangibles and other assets primarily reflects the impact of the Acquisition and tuck-in acquisitions. The decrease in amortization for CDD is due to currency fluctuations.

Restructuring and Other Special Charges

	Six Months Ended June 30,
	2016	2015	Change
Restructuring and other special charges	$25.8	$33.6	(23.2)%
During the first six months of 2016, the Company recorded net restructuring and other special charges of $25.8; $2.8 within LCD and $23.0 within CDD. The charges were comprised of $9.0 related to severance and other personnel costs along with $21.6 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations and other facilities. The Company reversed previously established reserves of $2.2 in unused facility-related costs and $2.6 in unused severance reserves primarily as the result of selling one of CDD's minimum volume service contract facilities to a third party. In conjunction with certain international legal entity tax structuring, the Company also recorded a one-time tax liability of $1.1.
During the first six months of 2015, the Company recorded net restructuring and other special charges of $33.6. The charges were comprised of $9.5 related to severance and other personnel costs along with $24.7 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.6 in unused facility-related costs.
In addition, during the six months ended June 30, 2015, the Company recorded $11.9 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of LaunchPad. The Company also recorded $166.0 of deal costs related to the Acquisition, of which $113.4 is included in selling, general and administrative expenses and $52.6 is included in interest expense.
Interest Expense

	Six Months Ended June 30,
	2016	2015	Change
Interest expense	$108.0	$162.2	(33.4)%
The decrease in interest expense for the six months ended June, 2016 as compared with corresponding period in 2015 is primarily due to the reduction of the term loan balance, the timing of Acquisition-related debt, Acquisition-related expenses including a $37.4 make-whole payment that was required in connection with the prepayment of the $250.0 Covance senior notes and $15.2 of deferred financing costs associated with the Company's previous credit agreement and the bridge financing facilities used to complete the Acquisition. In addition, the Company repaid the 3.125% senior notes in May 2016.

Equity Method Income, net

	Six Months Ended June 30,
	2016	2015	Change
Equity method income, net	$3.3	$5.6	(41.1)%

INDEX

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships reside within LCD. The decrease in income in 2016 was primarily due to liquidation of the Company's interest in one of the partnerships effective June 30, 2015.

Other, net

	Six Months Ended June 30,
	2016	2015	Change
Other, net	$4.3	$(1.2)	(458.3)%

The increase in other, net for the six months ended June 30, 2016, is primarily due to a net gain on the sale of investment securities from the Company's venture fund offset by net realized foreign currency translation losses.

Income Tax Expense

	Six Months Ended June 30,
	2016	2015	Change
Income tax expense	$210.3	$125.3	67.8%
Income tax expense as a % of earnings before tax	36.9%	41.9%
The Company's tax rate for the six months ended June 30, 2015 was negatively impacted by non-deductible deal costs of approximately $19.6 associated with the Acquisition and one-time tax charges of $12.8 to realign the Company's legal entity structure to facilitate the Acquisition. In 2016 and 2015, the rate was favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate. The Company considers substantially all of its foreign earnings to be permanently reinvested overseas.

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
During the first six months of 2016 and 2015, respectively, the Company's cash flows were as follows:

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$466.6	$309.8
Net cash used for investing activities	(258.4)	(3,783.6)
Net cash (used for) provided by financing activities	(297.9)	3,510.9
Effect of exchange rate on changes in cash and cash equivalents	12.9	1.9
Net change in cash and cash equivalents	$(76.8)	$39.0
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2016 and 2015 totaled $639.6 and $619.0 respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the six months ended June 30, 2016 and 2015, the Company's operations provided $466.6 of cash as compared to $309.8 in 2015. The $156.8 increase in cash provided from operations in 2016 as compared with the corresponding 2015 period is primarily due to higher net earnings in 2016. The Company’s 2015 earnings were impacted by $205.6 of restructuring and special items, $153.5 of which represents cash payments in connection with the Acquisition.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 was $258.4 as compared to $3,783.6 for the six months ended June 30, 2015. The $3,525.2 decrease in cash used in investing activities was primarily due to cash paid for the Acquisition in the first quarter of 2015. In addition, the Company had proceeds of $21.3 from the sale of assets during the six months ended June 30, 2016 in comparison to $0.5 for the same period during 2015. Capital expenditures were $138.4 and $102.9 for the six months ended June 30, 2016 and 2015, respectively. The Company expects capital expenditures in 2016 to be

INDEX

approximately 3.0% of net revenues primarily in connection with projects to support growth in the Company's core businesses, projects related to LaunchPad and further Covance integration initiatives. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash used for financing activities for the six months ended June 30, 2016 was $297.9 compared to $3,510.9 provided by financing activities for the six months ended June 30, 2015. This movement in cash within financing activities for the six months ended June 30, 2016, as compared to 2015, was primarily a result of $3,740.0 of net financing proceeds in 2015 compared to 338.7 in debt repayments in 2016.
On December 19, 2014, the Company entered into a five-year term loan credit facility in the principal amount of $1,000.0 for the purpose of financing a portion of the cash consideration and the fees and expenses in connection with the transactions contemplated by the Merger Agreement.
The term loan credit facility was advanced in full on February 19, 2015, the date of the Company’s completion of the Acquisition. The term loan credit facility will mature five years after the Acquisition Date and may be prepaid without penalty. The term loan balance at June 30, 2016 was $715.0.
On December 19, 2014, the Company also entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility, consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments.
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
Under the term loan credit facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain a leverage ratio that varies. From and after the acquisition closing date, the leverage ratio must not have been greater than 4.75 to 1.00 with respect to the last day of each of the first four fiscal quarters ending on or after the closing date, must be no greater than 4.25 to 1.00 with respect to the last day of each of the fifth through eighth fiscal quarters ending after the closing date, and must be no greater than 3.75 to 1.00 with respect to the last day of each fiscal quarter ending thereafter. The Company was in compliance with all covenants in the Credit Agreement at June 30, 2016. As of June 30, 2016, the ratio of total debt to consolidated trailing 12-month EBITDA was 3.3 to 1.0.
The term loan credit facility accrues interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.125% to 2.00%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.125% to 1.00%. Advances under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.00 to 1.60%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.00% to 0.60%. Fees are payable on outstanding letters of credit under the revolving credit facility at a per annum rate equal to the applicable margin for LIBOR loans, and the Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.125% to 0.40%. The interest margin applicable to the credit facilities, and the facility fee and letter of credit fees payable under the revolving credit facility, are based on the Company’s senior credit ratings as determined by Standard & Poor’s and Moody’s, which are currently BBB and Baa2, respectively.

INDEX

There was no outstanding balance on the Company's revolving credit facility at June 30, 2016 or December 31, 2015. As of June 30, 2016, the Company provided letters of credit aggregating $55.0, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually, around mid-year.
As of June 30, 2016, the effective interest rate on the revolving credit facility was 1.56% and the effective interest rate on the term loan was 1.71%.
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
As of June 30, 2016, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of that date. Following the announcement of the Acquisition in the fourth quarter of 2014, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted leverage ratio of total debt to trailing 12-month EBITDA of 2.5 to 1.0. However, the Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.

The Company had a $37.8 and $36.9 reserve for unrecognized income tax benefits, including interest and penalties as of June 30, 2016 and December 31, 2015, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.

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
During the six months ended June 30, 2016, the Company settled notices to convert $15.3 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $26.1. The total cash used for these settlements was $13.7 and the Company also issued $0.1 in additional shares of common stock. As a result of these conversions, in 2016 the Company also reversed deferred tax liabilities of $13.8.
On July 1, 2016, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2016, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, September 30, 2016. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

Credit Ratings
The Company’s debt ratings of Baa2 from Moody’s and BBB from Standard and Poor’s contribute to its ability to access capital markets.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles (GAAP). The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for the Company beginning January 1, 2017. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. The standard will be effective

INDEX

for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. The Company is currently evaluating the expected impact of the standard.
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
In November 2015, the FASB issued a new accounting standard that requires deferred tax liabilities and assets to be classified as noncurrent on the consolidated balance sheet. The Company early adopted this standard on a full-retrospective basis as of March 31, 2016. The adoption of this standard did not have a material impact on the consolidated financial statements.
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
In March 2016, the FASB issued a new accounting standard intended to simplify aspects of share-based payment accounting. The standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The update is effective on January 1, 2017, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on the consolidated financial statements.
In March 2016, the FASB issued a new accounting standard intended to simplify aspects of the equity method of accounting. The standard eliminates the requirement that when an investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The standard requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The update is effective on January 1, 2017, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued a new accounting standard intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective on January 1, 2020, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on the consolidated financial statements.

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

Foreign Currency Exchange Rates
Approximately 16.4% and 19.6% of the Company's net revenues for the three and six months ended June 30, 2016 and approximately 19.3% and 16.7% of those for the three and six months ended June 30, 2015 were denominated in currencies other than the U.S. Dollar. The Company's financial statements are reported in U.S. Dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. Dollars for purposes of reporting the Company's consolidated financial results. In the first six months of 2016 and the year ended December 31, 2015, the most significant currency exchange rate exposures were to the Canadian Dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. Dollars would have impacted income before income taxes for the three and six months ended June 30, 2016 by approximately $1.3 and $4.0, respectively. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $36.0 and ($137.3) at June 30, 2016 and 2015, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2016, the Company had four open foreign exchange forward contracts relating to primarily service contracts with various amounts maturing monthly through July 2016 with a notional value totaling approximately $103.2. At December 31, 2015, the Company had four open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2016 with a notional value totaling approximately $93.1.
Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of June 30, 2016, the Company had $715.0 of unhedged variable rate debt from the term loan credit facility. As of June 30, 2016 and December 31, 2015 the Company had no outstanding balance on its revolving credit facility and $715.0 on its term loan facility.
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

INDEX

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated herein by reference.

Item 1A. Risk Factors
The risk factors set forth below revise and supplement the corresponding risk factors set forth in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.  With the exception of the following, there have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as amended.
Healthcare reform and related products (e.g., Health Insurance Exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have an adverse impact on the Company's net revenues, profitability and cash flow.
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
The Company also experienced delays in the pricing and implementation of new molecular pathology codes among various payers, including Medicaid, Medicare and commercial carriers. While some delays were expected, several non-commercial payers required an extended period of time to price key molecular codes and a number of those payers, mostly government entities, indicated that they would no longer pay for tests that they had previously covered. Many commercial payers were delayed in becoming aware of the impact of their claim edits and policies, which impeded access to services that previously had been covered and reimbursed. These delays had a negative impact on 2014 revenue, revenue per requisition, margins and cash flows, which were largely sustained throughout 2015. Further, several payers continue to require additional information to process claims or have implemented prior authorization or other restrictive policies which are expected to have a continuing negative impact. Similarly, coding and billing changes related to toxicology and other Clinical Laboratory Fee Schedule (CLFS) procedures were

INDEX

implemented in 2015 and 2016. The Company experienced delays in the pricing and implementation of the new codes, however, it largely overcame issues related to price and margins through direct negotiation with the associated payers.
The Company expects efforts to impose reduced reimbursement, more stringent payment policies and utilization and cost controls by government and other payers to continue. If LCD cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume and/or introducing new procedures, it could adversely impact the Company’s net revenues, profitability and cash flows.
In 2014, Congress passed the Protecting Access to Medicare Act of 2014 (PAMA), requiring Medicare to change the way payment rates are calculated for tests paid under the CLFS, and to base the payment on the weighted median of rates paid by private payers. On June 23, 2016, the Centers for Medicare and Medicaid Services (CMS) published a final rule implementing PAMA, which required establishment of a new Medicare reimbursement system for clinical lab tests paid under the CLFS, based on private payer rates, as reported to CMS. Although the new payment system was supposed to go into effect for tests furnished after January 1, 2017, the CMS rulemaking process was delayed, and the new rates will not be effective until January 1, 2018 pursuant to the final rule. Under the new system the Company must collect data on private payer rates and report the data to CMS every three years for most types of tests. The Company does not expect that the new reporting requirements will have a material impact on its business or results of operations. CMS will use the data reported by all applicable labs to calculate a weighted median of private payer rates for each test performed, and that weighted median will be the new Medicare rate. Rate reductions for existing tests under the new system will be phased in over six years. The Company is still assessing the full impact of the final rule, but has been preparing for it for some time. Medicare reimbursement under the CLFS represents less than 10% of the Company’s consolidated revenue.
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
Global economic conditions and regulatory changes leading up to and following the United Kingdom’s announced intention to exit from the European Union could adversely impact the Company’s business and results of operations located in, or closely associated with, the United Kingdom.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (often referred to as Brexit) in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. This will be either accompanied or followed by negotiations between the European Union and the United Kingdom concerning the future relations between the parties. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union. This includes uncertainty with respect to the laws and regulations, including regulations applicable to the Company’s business, that will apply in the United Kingdom in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider a referendum on withdrawal from the European Union for their territory. These developments, or the perception that any of them could occur, could adversely impact global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, which could adversely impact our business, financial condition and results of operations especially those located in, or closely associated with, the United Kingdom. Brexit could lead to long-term volatility in the currency markets and there could be long-term detrimental effects on the value of either the Euro and/or the British Pound and could impact other currencies. The Company uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. The results of the Brexit referendum could increase the Company’s exposure to foreign currency rate exchange risks and reduce its ability to effectively use certain derivative instruments as a way to hedge risks.
The Company has operations in the United Kingdom that serve customers in both the United Kingdom and elsewhere, and these operations could be adversely affected by Brexit. However, until the Brexit negotiation process is initiated, it is difficult to anticipate how the clinical trial landscape in the United Kingdom will change in the next several years.

INDEX

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in millions)

The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of June 30, 2016, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of that date. The repurchase authorization has no expiration date. Following the announcement of the Acquisition, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted ratio of total debt to consolidated trailing 12-month EBITDA of 2.5 to 1.0. However, the Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.

Item 6. Exhibits

(a)	Exhibits

12.1*	Ratio of earnings to fixed charges
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
10.1	Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2016)
10.2	Laboratory Corporation of America Holdings 2016 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 16, 2016)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

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

July 29, 2016