Form 10-Q
period 2016-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2016-10-28
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
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

The number of shares outstanding of the issuer's common stock is 103.0 million shares, net of treasury stock as of October 26, 2016.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$567.6	$716.4
Accounts receivable, net of allowance for doubtful accounts of $250.8 and $217.0 at September 30, 2016 and December 31, 2015, respectively	1,346.6	1,217.9
Unbilled services	216.3	156.6
Supplies inventories	198.8	191.0
Prepaid expenses and other	325.6	339.3
Total current assets	2,654.9	2,621.2
Property, plant and equipment, net	1,730.6	1,747.4
Goodwill, net	6,389.0	6,166.3
Intangible assets, net	3,457.2	3,332.4
Joint venture partnerships and equity method investments	60.4	58.2
Deferred income tax assets	1.9	2.3
Other assets, net	189.0	150.0
Total assets	$14,483.0	$14,077.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454.8	$497.4
Accrued expenses and other	589.7	633.1
Unearned revenue	169.5	146.1
Short-term borrowings and current portion of long-term debt	698.2	423.9
Total current liabilities	1,912.2	1,700.5
Long-term debt, less current portion	5,473.2	5,940.3
Deferred income taxes and other tax liabilities	1,227.9	1,235.0
Other liabilities	330.7	323.1
Total liabilities	8,944.0	9,198.9
Commitments and contingent liabilities
Noncontrolling interest	15.6	14.9
Shareholders’ equity:
Common stock, 102.8 and 101.3 shares outstanding at September 30, 2016 and December 31, 2015, respectively	12.1	12.0
Additional paid-in capital	2,130.3	1,974.5
Retained earnings	4,770.7	4,223.0
Less common stock held in treasury	(1,011.7)	(978.1)
Accumulated other comprehensive loss	(378.0)	(367.4)
Total shareholders’ equity	5,523.4	4,864.0
Total liabilities and shareholders’ equity	$14,483.0	$14,077.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$2,372.7	$2,269.9	$7,049.9	$6,260.9
Reimbursable out-of-pocket expenses	42.0	47.4	163.5	118.7
Total revenues	2,414.7	2,317.3	7,213.4	6,379.6

Net cost of revenues	1,584.3	1,505.0	4,657.4	4,098.2
Reimbursable out-of-pocket expenses	42.0	47.4	163.5	118.7
Total cost of revenues	1,626.3	1,552.4	4,820.9	4,216.9
Gross profit	788.4	764.9	2,392.5	2,162.7
Selling, general and administrative expenses	400.5	385.6	1,224.2	1,221.9
Amortization of intangibles and other assets	41.1	44.9	130.7	120.6
Restructuring and other special charges	22.8	26.3	48.6	59.9
Operating income	324.0	308.1	989.0	760.3
Other income (expenses):
Interest expense	(58.2)	(55.9)	(166.2)	(218.1)
Equity method income, net	2.6	2.0	5.9	7.6
Investment income	0.6	0.5	1.5	1.4
Other, net	(5.6)	(3.2)	(1.3)	(4.4)
Earnings before income taxes	263.4	251.5	828.9	546.8
Provision for income taxes	83.6	96.5	280.3	218.3
Net earnings	179.8	155.0	548.6	328.5
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.9)	(0.9)
Net earnings attributable to Laboratory Corporation of America Holdings	$179.5	$154.7	$547.7	$327.6

Basic earnings per common share	$1.74	$1.53	$5.36	$3.35
Diluted earnings per common share	$1.71	$1.50	$5.25	$3.29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$179.8	$155.0	$548.6	$328.5
Foreign currency translation adjustments	(27.4)	(207.5)	11.7	(344.7)
Net benefit plan adjustments	(1.6)	—	(0.5)	1.4
Other comprehensive (loss) income before tax	(29.0)	(207.5)	11.2	(343.3)
Provision for income tax related to items of other comprehensive earnings	8.3	34.0	(21.8)	74.0
Other comprehensive loss, net of tax	(20.7)	(173.5)	(10.6)	(269.3)
Comprehensive earnings (loss)	159.1	(18.5)	538.0	59.2
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.9)	(0.9)
Comprehensive earnings (loss) attributable to Laboratory Corporation of America Holdings	$158.8	$(18.8)	$537.1	$58.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2014	$10.4	$—	$3,786.1	$(965.5)	$(10.5)	$2,820.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	327.6	—	—	327.6
Other comprehensive loss, net of tax	—	—	—	—	(269.3)	(269.3)
Issuance of common stock for acquisition consideration	1.5	1,761.0	—	—	—	1,762.5
Issuance of common stock under employee stock plans	0.1	88.8	—	—	—	88.9
Surrender of restricted stock and performance share awards	—	—	—	(10.8)	—	(10.8)
Stock compensation	—	77.7	—	—	—	77.7
Income tax benefit from stock options exercised	—	10.1	—	—	—	10.1
BALANCE AT SEPTEMBER 30, 2015	$12.0	$1,937.6	$4,113.7	$(976.3)	$(279.8)	$4,807.2

BALANCE AT DECEMBER 31, 2015	$12.0	$1,974.5	$4,223.0	$(978.1)	$(367.4)	$4,864.0
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	547.7	—	—	547.7
Other comprehensive loss, net of tax	—	—	—	—	(10.6)	(10.6)
Issuance of common stock under employee stock plans	0.1	67.3	—	—	—	67.4
Surrender of restricted stock and performance share awards	—	—	—	(33.6)	—	(33.6)
Conversion of zero-coupon convertible debt	—	6.6	—	—	—	6.6
Stock compensation	—	81.9	—	—	—	81.9
BALANCE AT SEPTEMBER 30, 2016	$12.1	$2,130.3	$4,770.7	$(1,011.7)	$(378.0)	$5,523.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$548.6	$328.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	368.9	339.5
Stock compensation	81.9	77.7
(Gain)/loss on sale of assets	(2.3)	2.9
Accrued interest on zero-coupon subordinated notes	1.3	1.5
Cumulative earnings less than (in excess of) distributions from equity method investments	0.4	(1.8)
Asset impairment	—	14.8
Deferred income taxes	5.2	(16.0)
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(109.2)	(89.9)
Increase in unbilled services	(59.7)	(23.0)
(Increase) decrease in supplies inventories	(4.8)	9.6
(Increase) decrease in prepaid expenses and other	(19.5)	23.5
Decrease in accounts payable	(56.3)	(24.3)
Increase in unearned revenue	23.4	1.7
Decrease in accrued expenses and other	(50.9)	(46.9)
Net cash provided by operating activities	727.0	597.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(204.6)	(170.7)
Proceeds from sale of assets	23.9	0.5
Proceeds from sale of investment	13.5	8.0
Investments in equity affiliates	(12.1)	(11.4)
Acquisition of businesses, net of cash acquired	(396.8)	(3,692.7)
Net cash used for investing activities	(576.1)	(3,866.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	2,900.0
Proceeds from term loan	—	1,000.0
Payments on term loan	—	(285.0)
Proceeds from revolving credit facilities	—	60.0
Payments on revolving credit facilities	—	(60.0)
Proceeds from bridge loan	—	400.0
Payments on bridge loan	—	(400.0)
Payments on senior notes	(325.0)	(250.0)
Payments on zero-coupon subordinated notes	(31.5)	—
Payment of debt issuance costs	—	(36.7)
Noncontrolling interest distributions	(1.7)	—
Deferred acquisition costs	(4.9)	(0.1)
Payments on long-term lease obligations	(6.0)	(3.3)
Excess tax benefits from stock based compensation	—	10.1
Net proceeds from issuance of stock to employees	67.4	89.2
Net cash (used for) provided by financing activities	(301.7)	3,424.2
Effect of exchange rate changes on cash and cash equivalents	2.0	(22.7)
Net (decrease) increase in cash and cash equivalents	(148.8)	133.0
Cash and cash equivalents at beginning of period	716.4	580.0
Cash and cash equivalents at end of period	$567.6	$713.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION
Laboratory Corporation of America Holdings together with its subsidiaries (the Company) is the world’s leading healthcare diagnostics company, providing comprehensive clinical laboratory services and end-to-end drug development support. The Company’s strategic vision is to improve health and improve lives by delivering world class diagnostic solutions, bringing innovative medicines to patients faster, and changing the way care is provided through the deployment of technology-enabled solutions. The Company serves managed care organizations (MCOs), biopharmaceutical companies, governmental agencies, physicians, hospitals and health systems, employers, patients and consumers, food and nutritional companies and independent clinical laboratories. The Company believes that it generated more revenue from laboratory testing than any other company in the world in 2015.
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 14 (Business Segment Information). During the three months ended September 30, 2016, LCD and CDD contributed 70.5% and 29.5%, respectively, of net revenues to the Company. During the nine months ended September 30, 2016, LCD and CDD contributed 69.8% and 30.2%, respectively, of net revenues to the Company.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for the Company beginning January 1, 2017. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. The Company plans to adopt using the full retrospective method and is currently evaluating the expected impact of the standard.
In August 2014, the FASB issued a new accounting standard that explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related financial statement footnote disclosures in certain circumstances. Under this standard, in connection with each annual and interim period, management must assess whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

when applicable). Management shall consider relevant conditions and events that are known and reasonably knowable at such issuance date. Substantial doubt about an entity's ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after issuance date. Disclosures will be required if conditions or events give rise to substantial doubt. This standard is effective for the Company for interim periods within annual periods ending after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
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
In March 2016, the FASB issued a new accounting standard intended to simplify aspects of share-based payment accounting. The standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The update is effective on January 1, 2017, with early adoption permitted. The Company early adopted this standard in the quarter ended September 30, 2016. As a result of the adoption, a tax benefit of $13.4 was recorded for the nine months ended September 30, 2016, $3.6 of which related to the three months ended September 30, 2016. In addition, excess income tax benefits from share-based payment awards are classified as an operating activity under this standard. Excess tax benefits related to the settlement of share-based payments of $10.5 have been reclassified from financing activities to operating activities for the six months ended June 30, 2016. Weighted average diluted shares for the three months ended March 31, 2016 and June 30, 2016 increased by 0.2 and 0.3, respectively, due to the adoption of this standard.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

In August 2016, the FASB issued a new accounting standard that will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective on January 1, 2018, and will require adoption on a retrospective basis. The Company is currently evaluating the impact the application of this new standard will have on the Company’s consolidated financial statements.
Reclassifications
The Company has reclassified debt issuance costs from prepaid expenses and other assets, net to direct deductions from the associated debt liability in the December 31, 2015 consolidated balance sheet in accordance with the implementation of an FASB standard update that the company adopted as of January 1, 2016.
In addition, the Company has reclassified short-term deferred tax assets and short-term deferred tax liabilities to net long-term deferred tax assets and net long-term deferred tax liabilities by jurisdiction, respectively, in the December 31, 2015 consolidated balance sheet in accordance with the implementation of an FASB standard update that the Company adopted as of January 1, 2016.
During the quarter, the Company changed its financial statement classification for certain gross receipts taxes, removing these taxes from its provision for income taxes and moving this expense into selling, general and administrative expenses. This change in presentation has been made for all periods presented.
As a result of the early adoption of the accounting standard update associated with simplifying several aspects of share-based compensation, certain reclassifications have been made to prior period financial statements to conform with the current period presentation. For further details regarding the impact of the new standard, see New Accounting Pronouncements.

2.	BUSINESS ACQUISITIONS
The Company completed the acquisition of Sequenom, Inc., a market leader in non-invasive prenatal testing, women's health and reproductive genetics on September 7, 2016 through a cash tender offer for $2.40 per share, or a transaction price of $249.1, net of cash received, and acquired $130.0 of debt. The allocation of purchase price for Sequenom, Inc. is preliminary and subject to change. The primary areas of the purchase price that are not yet finalized are related to certain income tax items, intangible assets, working capital adjustments, amortization lives and residual goodwill. This acquisition is not considered material for purposes of the disclosure of proforma information. During the nine months ended September 30, 2016, the Company acquired various other laboratories and related assets for approximately $147.7 in cash (net of cash acquired).
The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $212.4 in identifiable intangible assets (primarily customer relationships, technology and trade names) and a residual amount of goodwill of approximately $292.2. These acquisitions extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and testing capabilities.
On October 6, 2016, the Company also completed the acquisition of Center for Disease Detection for total consideration of $115.0.
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
During the quarter ended September 30, 2016, the Company revised the final purchase price allocation for Covance Inc. as disclosed in the first quarter. As a result, an out of period adjustment of $25.6 was recorded to reduce goodwill and increase a deferred tax asset, which is included in the deferred taxes and other tax liabilities line item. The Company concluded that the impact was not material to the current or prior periods.

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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$179.5	102.9	$1.74	$154.7	101.1	$1.53	$547.7	102.3	$5.36	$327.6	97.9	$3.35
Dilutive effect of employee stock options and awards	—	1.5		—	1.2		—	1.4			1.2
Effect of convertible debt	—	0.5		—	0.6		—	0.5			0.6
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$179.5	104.9	$1.71	$154.7	102.9	$1.50	$547.7	104.2	$5.25	$327.6	99.7	$3.29
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	—	0.1	—	0.1

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the first nine months of 2016, the Company recorded net restructuring and other special charges of $48.6; $9.7 within LCD and $38.9 within CDD. The charges were comprised of $23.1 related to severance and other personnel costs along with $30.7 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations and other facilities. The Company reversed previously established reserves of $2.4 in unused severance reserves primarily as the result of selling one of its minimum volume service contract facilities to a third party and $2.8 for costs related to unused facilities. The Company incurred additional legal and other costs of $4.0 relating to the wind down of its minimum volume service contract operations and incurred $7.4 in acquisition fees and expenses. The Company also recorded $5.5 in consulting expenses relating to fees incurred as part of its Acquisition integration costs and compensation analysis, along with $2.3 in short-term equity retention arrangements relating to the Acquisition and $7.4 of accelerated equity compensation and other final compensation relating to executive transition (all recorded in selling, general and administrative expenses). In addition, the Company incurred $8.1 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. In conjunction with certain international legal entity tax structuring, the Company recorded a one-time tax liability of $1.1. The Company also incurred $5.6 of interest expense relating to the early retirement of subsidiary indebtedness assumed as part of its recent acquisition of Sequenom.
On September 23, 2016, the Company entered into agreements to sell a site and certain moveable assets associated with the wind down of its minimum volume service contract operations subject to certain conditions. The sale is expected to be completed in the fourth quarter. The assets involved had previously been fully written down upon the closure of the site and the anticipated gain is not significant.
During the first nine months of 2015, the Company recorded net restructuring and other special charges of $59.9. The charges were comprised of $33.8 related to severance and other personnel costs along with $27.1 in costs associated with facility closures and impairment of certain technology assets. These charges were partially offset by the reversal of previously established reserves of $1.0 in unused facility-related costs.
In addition, during the nine months ended September 30, 2015, the Company recorded $17.0 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of LaunchPad. The Company also recorded $166.0 of deal costs related to the Acquisition, of which $113.4 is included in selling, general and administrative expenses and $52.6 is included in interest expense. During the third quarter of 2015, the Company also recorded a non-cash loss of $2.3, upon the dissolution of one of its equity investments, which is included in other, net expenses. The Company also recorded $15.1 in consulting expenses relating to fees as part of its LaunchPad business process improvement initiative as well as Covance integration costs,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

along with $4.3 in short-term equity retention arrangements relating to the Acquisition (all recorded in selling, general and administrative expenses).
The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2015	$0.1	$26.5	$51.5	$1.1	$79.2
Restructuring charges	11.4	0.7	11.7	30.0	53.8
Reduction of prior restructuring accruals	—	(2.3)	(2.4)	(0.5)	(5.2)
Cash payments and other adjustments	(5.7)	(9.5)	(20.7)	3.7	(32.2)
Balance as of September 30, 2016	$5.8	$15.4	$40.1	$34.3	$95.6
Current					$59.9
Non-current					35.7
					$95.6

5.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2016 and for the year ended December 31, 2015 are as follows:

	LCD		CDD		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Balance as of January 1	$3,201.7	$2,988.9	$2,964.6	$110.5	$6,166.3	$3,099.4
Goodwill acquired during the period	292.8	225.6	—	2,969.0	292.8	3,194.6
Adjustments to goodwill	47.4	(12.8)	(117.5)	(114.9)	(70.1)	(127.7)
Balance at end of period	$3,541.9	$3,201.7	$2,847.1	$2,964.6	$6,389.0	$6,166.3

The components of identifiable intangible assets are as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,257.9	$(824.3)	$2,433.6	$3,137.8	$(725.6)	$2,412.2
Patents, licenses and technology	412.9	(158.8)	254.1	309.6	(144.7)	164.9
Non-compete agreements	51.9	(40.8)	11.1	51.2	(37.2)	14.0
Trade names	409.6	(135.3)	274.3	400.9	(115.5)	285.4
Land use right	10.0	(1.1)	8.9	5.5	(0.6)	4.9
Canadian licenses	475.2	—	475.2	451.0	—	451.0
	$4,617.5	$(1,160.3)	$3,457.2	$4,356.0	$(1,023.6)	$3,332.4
Amortization of intangible assets for the three-month and nine-month periods ended September 30, 2016 was $41.1 and $130.7, respectively; and $44.9 and $120.6 for the three-month and nine-month periods ended September 30, 2015, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $39.2 for the remainder of fiscal 2016, $172.3 in fiscal 2017, $159.4 in fiscal 2018, $151.9 in fiscal 2019, $145.4 in fiscal 2020 and $2,053.8 thereafter.

6.	DEBT

Short-term borrowings and the current portion of long-term debt at September 30, 2016 and December 31, 2015 consisted of the following:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	September 30, 2016	December 31, 2015
Zero-coupon convertible subordinated notes	$64.3	$94.5
3.125% senior notes due 2016	—	325.0
2.20% senior notes due 2017	500.0	—
5.00% senior notes due 2017 and 2018	130.0	—
Debt issuance costs	(3.4)	(1.0)
Current portion of capital leases	7.3	5.4
Total short-term borrowings and current portion of long-term debt	$698.2	$423.9
Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
2.20% senior notes due 2017	$—	$500.0
2.50% senior notes due 2018	400.0	400.0
4.625% senior notes due 2020	640.5	621.6
2.625% senior notes due 2020	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
3.20% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.60% senior notes due 2025	1,000.0	1,000.0
4.70% senior notes due 2045	900.0	900.0
Term loan	715.0	715.0
Debt issuance costs	(44.8)	(51.8)
Capital leases	62.5	55.5
Total long-term debt	$5,473.2	$5,940.3
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
On September 30, 2016, the Company announced the successful completion of the consent solicitations for the 5.00% convertible senior notes due 2017 and 2018, totaling $130.0, assumed as part of the recent acquisition of Sequenom. On October 20, 2016, the Company retired $129.9 of these outstanding notes, and paid an additional $5.6 relating to the early retirement of the subsidiary indebtedness (recorded as interest expense in the Condensed Consolidated Statement of Operations).
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets and added to the value of the senior notes, with an aggregate fair value of $40.5 at September 30, 2016 and $21.6 at December 31, 2015.
Zero-Coupon Subordinated Notes
On September 12, 2016, the Company announced that for the period from September 12, 2016 to March 10, 2017, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 9, 2016, in addition to the continued accrual of the original issue discount.
During the nine months ended September 30, 2016, the Company settled notices to convert $34.9 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $62.9. The total cash used for these settlements was $31.5 and the Company also issued 0.2 in additional shares of common stock. As a result of these conversions, the Company also reversed deferred tax liabilities of $6.6.
On October 3, 2016, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

coupon subordinated notes and the indenture dated as of October 24, 2006 between the Company and The Bank of New York Mellon as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2016 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, December 30, 2016. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
Credit Facilities
As part of its financing of the Acquisition, the Company entered into a $1,000.0 term loan. The term loan credit facility, amended on July 13, 2016, will mature five years after the closing date of the Acquisition and may be prepaid without penalty. The term loan balance at September 30, 2016 was $715.0 and at December 31, 2015 was $715.0.
On December 19, 2014, the Company entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. There was no outstanding balance on the Company's revolving credit facility at September 30, 2016 or December 31, 2015.
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
Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain a leverage ratio that declines over time. From and after the Acquisition Date, the leverage ratio must not have been greater than 4.75 to 1.0 with respect to the last day of each of the first four fiscal quarters ending on or after the closing date, must be no greater than 4.25 to 1.0 with respect to the last day of each of the fifth through eighth fiscal quarters ending after the closing date, and must be no greater than 3.75 to 1.0 with respect to the last day of each fiscal quarter ending thereafter. The Company was in compliance with all covenants in the term loan facility and the revolving credit facility at September 30, 2016. As of September 30, 2016, the ratio of total debt to consolidated trailing 12-month EBITDA was 3.3 to 1.0.
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
As of September 30, 2016, the effective interest rate on the revolving credit facility was 1.63% and the effective interest rate on the term loan was 1.77%.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2016 or December 31, 2015.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2015	123.9	(22.6)	101.3
Common stock issued under employee stock plans	1.6	—	1.6
Common stock issued upon conversion of zero-coupon subordinated notes	0.2	—	0.2
Surrender of restricted stock and performance share awards	—	(0.3)	(0.3)
Common shares at September 30, 2016	125.7	(22.9)	102.8

Share Repurchase Program
As of September 30, 2016, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of these respective dates. The repurchase authorization has no expiration date. Following the announcement of the Acquisition, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted ratio of total debt to consolidated trailing 12-month EBITDA of 2.5 to 1.0. However, the Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.

Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2015 (a)	$(293.0)	$(74.4)	$(367.4)
Other comprehensive earnings before reclassifications	11.7	11.0	22.7
Amounts reclassified from accumulated other comprehensive earnings to the Condensed Consolidated Statement of Operations (b)	—	(11.5)	(11.5)
Tax effect of adjustments	(29.2)	7.4	(21.8)
Balance at September 30, 2016	$(310.5)	$(67.5)	$(378.0)
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
The gross unrecognized income tax benefits were $17.8 and $24.2 at September 30, 2016 and December 31, 2015, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of September 30, 2016 and December 31, 2015, $17.8 and $24.2, respectively, were the approximate amount of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.1 and $12.7 as of September 30, 2016 and December 31, 2015, respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The valuation allowance provided as a reserve against certain deferred tax assets is $15.1 as of September 30, 2016 and was $15.1 as of December 31, 2015.
The IRS concluded the examination of the Company's 2014 federal consolidated income tax return in the third quarter. The Company's 2014 return did not include Covance Inc. In the third quarter the IRS notified the Company that Covance Inc.'s 2013 federal consolidated income tax return was under examination. The Canada Revenue Agency is currently examining the Company's 2013 and 2014 tax returns.
The Company has various state and international income tax examinations ongoing throughout the year.  Management believes that adequate provisions have been recorded related to all open tax years.
The Company has substantially concluded all U.S. federal income tax matters for years through 2012. Substantially all material state and local and foreign income tax matters have been concluded through 2011 and 2005, respectively.
As a result of the early adoption of the accounting standard update associated with simplifying several aspects of share-based compensation, a tax benefit of $13.4 was recorded for the nine months ended September 30, 2016, $3.6 of which related to the three months ended September 30, 2016. In addition, during the quarter, the Company changed its financial statement classification for certain gross receipts taxes, removing these taxes from its provision for income taxes and moving this expense into selling, general and administrative expenses. This change in presentation has been made for all periods presented.

9.	COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, commercial and contract disputes, professional liability, employee-related matters and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and MCOs reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other healthcare providers. The Company works cooperatively to respond to appropriate requests for information.
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
As reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. (Hunter Labs Settlement Agreement), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed Hunter Labs Settlement Agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In 2011, the California legislature enacted Assembly Bill No. 97, which imposed a 10.0% Medi-Cal payment cut on most providers, including clinical laboratories. This 10.0% cut is currently being applied to the rates that would otherwise be applicable. In 2012, the California legislature enacted Assembly Bill No. 1494, which directed the Department of Healthcare Services (DHCS) to establish new reimbursement rates for Medi-Cal clinical laboratory services based on payments made to California clinical laboratories for similar services by other third-party payers, and provided that until the new rates are set through this process, Medi-Cal payments for clinical laboratory services will be reduced (in addition to a 10.0% payment reduction imposed by Assembly Bill No. 97 in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80.0% of the lowest maximum allowance established under the Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this California legislation terminates the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. In April 2015, CMS approved a 10.0% payment reduction under Assembly Bill No. 1494. The new rate methodology established new rates that were effective July 1, 2015, but these new rates were not entered into the state computer system until February 2016. Based on reported 2015 payment data, new rates were established to be effective July 1, 2016, but due to computer system delays, these rates will not be implemented before November 2016. DHCS has indicated that recoupments associated with these changes will not begin until after November 2016. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.
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
On November 4, 2013, the State of Florida through the Office of the Attorney General filed an Intervention Complaint in a False Claims Act lawsuit, State of Florida ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al. in the Circuit Court for the Second Judicial Circuit for Leon County. The lawsuit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and legal expenses. The Company's Motion to Dismiss was denied in February 2015. On September 19, 2016, the Company filed a Motion for Partial Summary Judgment. The Company will vigorously defend the lawsuit.
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
On August 3, 2016, the Company was served with a putative class action lawsuit, Daniel L. Bloomquist v. Covance Inc., et al., filed in the Superior Court of California, County of San Diego. The complaint alleges that the Company violated the California Labor Code and California Business & Professions Code by failing to provide overtime wages, failing to provide meal and rest periods, failing to pay for all hours worked, failing to pay for all wages owed upon termination, and failing to provide accurate itemized wage statements. The lawsuit seeks monetary damages, civil penalties, injunctive relief, as well as recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
The Company holds an investment in a joint venture partnership located in Alberta, Canada. The Canadian partnership has a license to conduct diagnostic testing services in the province of Alberta. Substantially all of its revenue is received as reimbursement from the Alberta government's healthcare programs. In December 2013, Alberta Health Services (AHS), the Alberta government's healthcare program, issued a request for proposals for laboratory services that included the scope of services performed by the Canadian partnership. In October 2014, AHS informed the Canadian partnership that it had not been selected as the preferred proponent. In November 2014, the Canadian partnership submitted a vendor bid appeal upon the belief that there were significant flaws and failures in the conduct of the request for proposal process, which drove to a biased conclusion. AHS established a Vendor Bid Appeal Panel to hear the appeal, and the hearing was conducted in February 2015. In August 2015, AHS was directed to cancel the request for proposal process. Subsequently, the Canadian partnership entered into a one-year extension through March 31, 2017 of its existing contract with AHS. In August 2016, AHS and the Canadian partnership reached an agreement to extend the contract through March 2022, with the intent to have the services provided pursuant to the contract transferred to AHS at the end of the five-year period. In August 2016, AHS and the Canadian partnership reached an agreement to extend the contract through March 2022, with the intent to have the services provided pursuant to the contract transferred to AHS at the end of the five-year

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

period. In consideration of AHS acquiring the assets and assuming liabilities in accordance with the parties’ agreement, AHS will pay C$50.0 when the transfer is effective, subject to a working capital adjustment.
On June 23, 2016, the Centers for Medicare and Medicaid Services (CMS) published a final rule implementing the Protecting Access to Medicare Act of 2014 (PAMA), which required establishment of a new Medicare reimbursement system for clinical lab tests paid under the Clinical Laboratory Fee Schedule (CLFS), based on private payer rates, as reported to CMS. Although the new payment system was supposed to go into effect for tests furnished after January 1, 2017, the CMS rulemaking process was delayed, and the new rates will not be effective until January 1, 2018 pursuant to the final rule. Under the new system, the Company must collect data on private payer rates and report the data to CMS every three years for most types of tests. The Company does not expect that the new reporting requirements will have a material impact on its business or results of operations. CMS will use the data reported by all applicable labs to calculate a weighted median of private payer rates for each test performed, and that weighted median will be the new Medicare rate. Rate reductions for existing tests under the new system will be phased in over six years. The full impact of the final rule will not be known until CMS releases rates for 2018. Medicare reimbursement under the CLFS represents less than 10% of the Company’s consolidated revenue.
Prior to the Company’s acquisition of Sequenom, between August 15, 2016, and August 24, 2016, six putative class-action lawsuits were filed on behalf of purported Sequenom stockholders (captioned Malkoff v. Sequenom, Inc., et al., No. 16-cv-02054-JAH-BLM, Gupta v. Sequenom, Inc., et al., No. 16-cv-02084-JAH-KSC, Fruchter v. Sequenom, Inc., et al., No. 16-cv-02101-WQH-KSC, Asiatrade Development Ltd. v. Sequenom, Inc., et al., No. 16-cv-02113-AJB-JMA, Nunes v. Sequenom, Inc., et al., No. 16-cv-02128-AJB-MDD, and Cusumano v. Sequenom, Inc., et al., No. 16-cv-02134-LAB-JMA) in the United States District Court for the Southern District of California challenging the acquisition transaction. The complaints asserted claims against Sequenom and members of its Board of Directors (the Individual Defendants). The Nunes action also named the Company and Savoy Acquisition Corp. (Savoy), a wholly owned subsidiary of the Company, as defendants. The complaints alleged that the defendants violated Sections 14(e), 14(d)(4) and 20 of the Securities Exchange Act of 1934 by failing to disclose certain allegedly material information. In addition, the complaints in the Malkoff action, Asiatrade action, and Cusumano action alleged that the Individual Defendants breached their fiduciary duties to Sequenom shareholders. The actions sought, among other things, injunctive relief enjoining the merger. On August 30, 2016, the parties entered into a Memorandum of Understanding in each of the above-referenced actions. In connection with the settlement, Sequenom agreed to make certain additional disclosures to its stockholders. The settlement is subject to the entry by the parties into a stipulation of settlement and customary conditions, including court approval. On September 6, 2016, the Court entered an order consolidating for all pre-trial purposes the six individual actions described above under the caption In re Sequenom, Inc. Shareholder Litig., Lead Case No. 16-cv-02054-JAH-BLM, and designating the complaint from the Malkoff action as the operative complaint for the consolidated action.
Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of September 30, 2016, the Company had provided letters of credit aggregating approximately $54.7, primarily in connection with certain insurance programs. The Company’s availability under its revolving credit facility is reduced by the amount of these letters of credit.

10.	PENSION AND POST-RETIREMENT PLANS
The Company’s defined contribution retirement plan (401K Plan) covers substantially all pre-Acquisition employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $13.0 and $13.2 for the three months ended September 30, 2016 and 2015, respectively, and was $40.2 and $39.4 for the nine months ended September 30, 2016 and 2015, respectively. The Company also incurred expense of $12.6 and $11.4 for the Covance 401K plan assumed as a result of the Acquisition during the three months ended September 30, 2016 and 2015, respectively, and $39.1 and $27.1 during the nine months ended September 30, 2016 and 2015, respectively. All of the Covance U.S. employees are eligible to participate in the discretionary Covance 401K plan, which features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost for administrative expenses	$1.2	$1.0	$3.6	$2.9
Interest cost on benefit obligation	3.8	3.8	11.6	11.4
Expected return on plan assets	(4.1)	(4.5)	(12.5)	(13.7)
Net amortization and deferral	2.8	2.9	8.4	8.3
Defined benefit plan costs	$3.7	$3.2	$11.1	$8.9
During the three and nine months ended September 30, 2016, the Company contributed $3.9 and $8.6, respectively, to the Company Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost for benefits earned	$—	$—	$—	$0.1
Interest cost on benefit obligation	0.1	0.2	0.3	0.7
Net amortization and deferral	(4.0)	(2.9)	(12.0)	(7.5)
Post-retirement medical plan benefits	$(3.9)	$(2.7)	$(11.7)	$(6.7)
In addition to the PEP, as a result of the Acquisition, the Company also has a frozen non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company. Benefit amounts are based upon years of service and compensation of the participating employees. The pension benefit obligation as of the Acquisition Date was $32.8. The components of the net periodic pension cost for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.2	0.2	0.6	0.6
Curtailment gain	—	(0.7)	—	(0.7)
Net periodic pension cost	$0.2	$(0.4)	$0.6	$—
The SERP was frozen effective August 1, 2015, which resulted in a curtailment gain of $0.7.
Also as a result of the Acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. Effective January 1, 2017, this Plan will cease directly providing medical, prescription drug and dental coverage options currently available to eligible participants. Instead, the Company will fund the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by non-Medicare eligible participants to purchase health care insurance through insurance exchanges. The net periodic post-retirement benefit cost for the three months ended September 30, 2016 and 2015 was $0.4 and $0.1, respectively, and was $1.2 and $0.2 for the nine months ended September 30, 2016 and 2015, respectively. The pension benefit obligation as of the Acquisition Date was $6.3.
As a result of the Acquisition, the Company sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

compensation. The German plan is unfunded while the United Kingdom pension plans are funded. The Company’s funding policy has been to contribute annually a fixed percentage of each eligible employee's salary at least equal to the local statutory funding requirements.

	United Kingdom Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost for administrative expenses	$0.7	$0.9	$2.3	$1.9
Interest cost on benefit obligation	2.0	2.3	6.5	5.4
Expected return on plan assets	(2.8)	(3.3)	(9.0)	(7.6)
Defined benefit plan costs	$(0.1)	$(0.1)	$(0.2)	$(0.3)

Assumptions used to determine defined benefit plan cost
Discount rate	3.8%	3.6%	3.8%	3.6%
Expected return on assets	5.6%	5.4%	5.6%	5.4%
Salary increases	3.6%	3.5%	3.6%	3.5%

	German Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost for administrative expenses	$0.2	$0.4	$0.7	$0.8
Interest cost on benefit obligation	0.2	0.1	0.5	0.3
Net (gain) from earlier periods	(0.1)	—	(0.2)	—
Defined benefit plan costs	$0.3	$0.5	$1.0	$1.1

Assumptions used to determine defined benefit plan cost
Discount rate	2.5%	1.5%	2.5%	1.5%
Expected return on assets	N/A	N/A	N/A	N/A
Salary increases	2.0%	2.0%	2.0%	2.0%

11.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2016 and December 31, 2015 is as follows:

		Fair Value Measurements as of
	Fair Value as of	September 30, 2016
		Using Fair Value Hierarchy
	September 30, 2016	Level 1	Level 2	Level 3
Noncontrolling interest put	$15.6	$—	$15.6	$—
Interest rate swap	40.5	—	40.5	—
Cash surrender value of life insurance policies	52.8	—	52.8	—
Deferred compensation liability	53.0	—	53.0	—

		Fair Value Measurements as of
	Fair Value as of	December 31, 2015
		Using Fair Value Hierarchy
	December 31, 2015	Level 1	Level 2	Level 3
Noncontrolling interest put	$14.9	$—	$14.9	$—
Interest rate swap	21.6	—	21.6	—
Cash surrender value of life insurance policies	45.5	—	45.5	—
Deferred compensation liability	46.4	—	46.4	—

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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $128.7 and $177.1 as of September 30, 2016 and December 31, 2015, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $6,153.2 and $6,070.5 as of September 30, 2016 and December 31, 2015, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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
Interest Rate Swap
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $40.5 and $21.6 at September 30, 2016 and December 31, 2015, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.
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

The Company believes these embedded derivatives had no fair value at September 30, 2016 and December 31, 2015. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Derivatives Instruments
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of September 30, 2016 and December 31, 2015.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2016	2015
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$179.5	$126.5
Income taxes, net of refunds	260.9	237.6
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$—	$10.8
Non-cash stock consideration for the Acquisition	—	1,762.5
Conversion of zero-coupon convertible debt	6.6	—
Assets acquired under capital leases	12.1	18.1
Increase (decrease) in accrued liabilities for the purchase of property, plant and equipment	1.6	(2.2)

14.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended September 30, 2016 and 2015. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
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
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three and nine months ended September 30, 2016 and 2015:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues:
LCD - net revenue	$1,671.8	$1,600.9	$4,922.1	$4,647.9
CDD - net revenue	701.1	669.0	2,128.3	1,613.0
Intercompany eliminations	(0.2)	—	(0.5)	—
Total net revenues	2,372.7	2,269.9	7,049.9	6,260.9

Operating earnings:
LCD	305.6	290.4	910.0	801.8
CDD	51.9	49.0	190.3	53.4
Unallocated corporate expenses	(33.5)	(31.3)	(111.3)	(94.9)
Total operating income	324.0	308.1	989.0	760.3
Other expense, net	(60.6)	(56.6)	(160.1)	(213.5)
Earnings before income taxes	263.4	251.5	828.9	546.8
Provision for income taxes	83.6	96.5	280.3	218.3
Net earnings	179.8	155.0	548.6	328.5
Less income attributable to noncontrolling interests	(0.3)	(0.3)	(0.9)	(0.9)
Net income attributable to Laboratory Corporation of America Holdings	$179.5	$154.7	$547.7	$327.6

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

1.
changes in government and third party payer regulations or policies or other future reforms in the healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., Health Insurance Exchanges), affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

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

3.
significant fines, penalties, costs, unanticipated compliance expenditures and/or damage to the Company’s reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, U.S. state laws and regulations, and laws and regulations of the European Union and other countries;

4.
loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of applicable U.S., state or local licensing laws or regulations, including, but not limited to, the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988;

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

9.
changes in government regulations or policies, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the U.K., the China Food and Drug Administration , the European Medicines Agency or other U.S., state, local or international agencies, affecting the approval, availability of, and the selling and marketing of tests, products, drugs, or the conduct of drug development trials;

10.
changes in government regulations pertaining to the pharmaceutical and biotechnology industries, changes in reimbursement of pharmaceutical products or reduced spending on research and development by pharmaceutical and biotechnology customers;

11.	liabilities that result from the inability to comply with corporate governance requirements;

12.
increased competition, including price competition, a potential reduction in rates in response to price transparency and consumerism, competitive bidding and/or changes or reductions to fee schedules and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

INDEX

13.
changes in payer mix or payment structure, including insurance carrier participation in Health Insurance Exchanges, an increase in capitated reimbursement mechanisms, the impact of a shift to consumer-driven health plans or plans carrying increased level of member cost-sharing, and adverse changes in payer reimbursement or payer coverage policies (implemented directly or through a third party utilization management organization) related to specific diagnostic tests, categories of testing or testing methodologies;

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

30.
failure to develop or acquire licenses for new or improved technologies, such as point-of-care testing and mobile health technologies, or potential use of new technologies by customers and/or consumers to perform their own tests;

31.	substantial costs arising from the inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests;

32.	inability to obtain and maintain adequate patent and other proprietary rights for protection of the Company's products and services and to successfully enforce the Company's proprietary rights;

33.
scope, validity and enforceability of patents and other proprietary rights held by third parties that may impact the Company's ability to develop, perform, or market the Company's products or services or operate its business;

34.
business interruption or other impact on the business due to adverse weather, fires and/or other natural disasters, acts of war, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

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

38.
failure to maintain the Company's days sales outstanding and/or bad debt expense levels including negative impact on the Company's reimbursement, cash collections and profitability arising from unfavorable changes in third party payer policies in connection with the ICD-10-CM Code Set which was effective October 1, 2015;

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

42.
expenses and risks associated with international operations, including but not limited to compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, trade sanction laws and regulations, and laws and regulations that differ from those of the U.S., and economic, political, legal and other operational risks associated with foreign markets;

43.	failure to achieve expected efficiencies and savings in connection with the Company's comprehensive, enterprise-wide business process improvement initiative; and

44.	global economic conditions and government and regulatory changes, including but not limited to the United Kingdom's announced intention to exit from the European Union.

GENERAL (dollars in millions, except per share data)

Net revenue for the three and nine months ended September 30, 2016 increased 4.5% and 12.6% as compared to the prior year. The increase for the three months ended September 30, 2016 was primarily due to organic revenue growth in both segments as well as tuck-in acquisitions in the clinical laboratory business, partially offset by currency.
The Company completed the acquisition of Sequenom, Inc., a market leader in non-invasive prenatal testing, women's health and reproductive genetics on September 7, 2016 through a cash tender offer for $2.40 per share, or a transaction price of $249.1, net of cash received, and acquired $130.0 of debt. Sequenom, Inc. reported total revenue of $128.3 in their 2015 Form 10-K and is expected to be accretive during the first year of ownership.
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

RESULTS OF OPERATIONS (amounts in millions)

Three months ended September 30, 2016 compared with three months ended September 30, 2015
Net Revenue

	Three Months Ended September 30,
	2016	2015	Change
Net revenue
LCD	$1,671.8	$1,600.9	4.4%
CDD	701.1	669.0	4.8%
Intercompany eliminations	(0.2)	—	N/A
Total	$2,372.7	$2,269.9	4.5%
The increase in net revenue for the three months ended September 30, 2016 as compared with the corresponding period in 2015 was due to organic revenue growth and tuck-in acquisitions, partially offset by currency.

INDEX

LCD net revenue for the third quarter was $1,671.8, an increase of 4.4% over revenue of $1,600.9 in the third quarter of 2015. The increase in net revenue was driven by price and mix, which accounted for 2.8% of the growth. In addition, tuck-in acquisitions added 2.0% to net revenue. The increase in net revenue was unfavorably impacted by 0.1% of currency and a decline in organic volume, measured by requisitions, of 0.3%.
CDD net revenue for the third quarter was $701.1, an increase of 4.8% over revenue of $669.0 in the third quarter of 2015. The increase in revenue is primarily due to broad-based demand, partially offset by the impact of the expiration on October 31, 2015 of a minimum volume service contract and a negative currency impact of 150 basis points.
Net Cost of Revenues

	Three Months Ended September 30,
	2016	2015	Change
Net cost of revenues	$1,584.3	$1,505.0	5.3%
Cost of revenues as a % of net revenue	66.8%	66.3%
Net cost of revenues increased 5.3% during the three months ended September 30, 2016 as compared with the corresponding period in 2015. Net cost of revenues as a percentage of net revenues increased slightly to 66.8% in 2016 from 66.3% in 2015. The increase in net cost of revenues is primarily due to higher personnel costs as a percentage of revenue within the CDD segment offset by net favorable currency fluctuations of 0.4% on a consolidated basis.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2016	2015	Change
Selling, general and administrative expenses	$400.5	$385.6	3.9%
Selling, general and administrative expenses as a % of net revenue	16.9%	17.0%
Selling, general and administrative expenses as a percentage of net revenue decreased to 16.9% during the three months ended September 30, 2016 as compared to 17.0% during the corresponding period in 2015.
During the three months ended September 30, 2016, the Company incurred legal and other costs of $1.3 relating to the wind down of its minimum volume service contract operations. The Company incurred $5.9 in fees and expenses associated with acquisitions completed during the quarter. The Company also recorded $1.4 in consulting expenses relating to fees incurred as part of its Acquisition integration costs and compensation analysis, along with $0.5 in short-term equity retention arrangements relating to the Acquisition and $3.4 of accelerated equity and other final compensation relating to executive transition. In addition, the Company incurred $3.7 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. During the third quarter of 2015, the Company recorded $3.5 in consulting expenses primarily relating to Covance integration costs, along with $1.4 in short-term equity retention arrangements relating to the Acquisition. Excluding these charges, selling, general and administrative expenses as a percentage of net revenues were 16.4% and 16.8%, respectively during the three months ended September 30, 2016 and 2015.
The decrease in selling, general and administrative expenses as a percentage of revenue was impacted by a net decrease of 0.4% due to currency fluctuations on a consolidated basis. In addition, bad debt expense for LCD was 4.1% of net revenue for that segment during the three months ended September 30, 2016 as compared to 4.2% during the corresponding period in 2015.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2016	2015	Change
LCD	$19.3	$23.2	(16.8)%
CDD	21.8	21.7	0.5%
Total amortization of intangibles and other assets	$41.1	$44.9	(8.5)%
The decrease in amortization of intangibles and other assets primarily reflects the reversal of certain acquisition reserves and earnout adjustments offset by the impact of current year tuck-in acquisitions.
Restructuring and Other Special Charges

	Three Months Ended September 30,
	2016	2015	Change
Restructuring and other special charges	$22.8	$26.3	(13.3)%

INDEX

During the three months ended September 30, 2016, the Company recorded net restructuring and other special charges of $22.8; $7.1 within LCD and $15.7 within CDD. The charges were comprised of $14.1 related to severance and other personnel costs along with $9.1 in costs associated with facility closures. The Company reversed previously established reserves of $0.2 in unused facility-related costs and $0.2 in unused severance reserves primarily as the result of selling one of its minimum volume service contract facilities to a third party.
During the three months ended September 30, 2015, the Company recorded net restructuring and other special charges of $26.3, $4.9 within LCD and $21.4 within CDD. The charges were comprised of $24.3 related to severance and other personnel costs along with $2.3 in costs associated with facility closures and general integration initiatives. These charges were offset by the reversal of previously established reserves of $0.3 in unused facility-related costs.
Interest Expense

	Three Months Ended September 30,
	2016	2015	Change
Interest expense	$58.2	55.9	4.1%
The increase in interest expense for the three months ended September 30, 2016 as compared with the corresponding period in 2015 is primarily due to $5.6 of interest expense relating to the early retirement of subsidiary indebtedness offset by the repayment of the 3.125% senior notes in May 2016 and the reduction of the term loan balance.
Equity Method Income, net

	Three Months Ended September 30,
	2016	2015	Change
Equity method income, net	$2.6	$2.0	30.0%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The increase in income in 2016 was primarily due to the increased profitability in one of the joint ventures.
Other, net

	Three Months Ended September 30,
	2016	2015	Change
Other, net	$(5.6)	$(3.2)	75.0%

The increase in other, net for the three months ended September 30, 2016, is primarily due to a non-cash loss of $2.3 from the impairment of one of the Company's investments in its venture fund.
Income Tax Expense

	Three Months Ended September 30,
	2016	2015	Change
Income tax expense	$83.6	$96.5	(13.4)%
Income tax expense as a % of earnings before income taxes	31.7%	38.4%
The Company's tax rate for the three months ended September 30, 2016 decreased over the rate for the three months ended September 30, 2015 due to the early adoption of share-based payment accounting, uncertain tax position reserves reversed as a result of a lapse in the statute of limitations, and foreign pre-tax profits taxed at lower rates increasing as a percentage of total income. The favorable decreases were partially offset by non-deductible transaction costs and an increase in the valuation allowance for an impairment loss on an investment.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
Net Revenue

	Nine Months Ended September 30,
	2016	2015	Change
Net revenue
LCD	$4,922.1	$4,647.9	5.9%
CDD	2,128.3	1,613.0	31.9%
Intercompany eliminations	(0.5)	—	N/A
Total	$7,049.9	$6,260.9	12.6%

INDEX

The increase in net revenue for the nine months ended September 30, 2016 as compared with the corresponding period in 2015 was due to the Acquisition along with organic volume growth, price and mix in LCD, partially offset by currency.
LCD net revenue for the nine months ended September 30, 2016 was $4,922.1 an increase of 5.9% over revenue of $4,647.9 in the nine months ended September 30, 2015. The increase in net revenue was driven by growth in volume, measured by requisitions, of 1.4%. Price and mix accounted for an additional 2.5% of the growth. BeaconLBS, the Company's technology-enabled solution providing point-of-care decision support, contributed 0.4%. In addition, tuck-in acquisitions added 2.0% to net revenue. The increase in net revenue was unfavorably impacted by 0.3% of currency.
CDD net revenue for the nine months ended September 30, 2016 was $2,128.3, an increase of 31.9% over revenue of $1,613.0 for the nine months ended September 30, 2015. The increase in revenue is due to the inclusion of nine months of Covance revenue for the period ended September 30, 2016 in comparison to the period from the close of the Acquisition on February 19, 2015 through September 30, 2015, as well as broad-based demand. This increase was partially offset by the expiration on October 31, 2015 of a minimum volume service contract and an unfavorable currency impact of approximately 150 basis points.
Net Cost of Revenues

	Nine Months Ended September 30,
	2016	2015	Change
Net cost of revenues	$4,657.4	$4,098.2	13.6%
Cost of revenues as a % of net revenue	66.1%	65.5%
Net cost of revenues increased 13.6% during the nine months ended September 30, 2016 as compared with the corresponding period in 2015 primarily due to the inclusion of CDD operations, which carry higher personnel costs as a percentage of revenue, for the entire first nine months of the year along with overall growth in the Company's operations. The net cost of revenues was also impacted by a net decrease of 0.7% due to currency fluctuations on a consolidated basis.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2016	2015	Change
Selling, general and administrative expenses	$1,224.2	$1,221.9	0.2%
Selling, general and administrative expenses as a % of net revenue	17.4%	19.5%
Selling, general and administrative expenses as a percentage of net revenue decreased to 17.4% during the nine months ended September 30, 2016 as compared to 19.5% during the corresponding period in 2015.
During the nine months ended September 30, 2016, the Company incurred additional legal and other costs of $4.0 relating to the wind down of its minimum volume service contract operations and incurred $7.4 in acquisition fees and expenses. The Company also recorded $5.7 in consulting expenses relating to fees incurred as part of its Acquisition integration costs and compensation analysis, along with $2.4 in short-term equity retention arrangements relating to the Acquisition and $4.8 of accelerated equity compensation relating to executive transition (all recorded in selling, general and administrative expenses). In addition, the Company incurred $8.1 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad.
During the nine months ended September 30, 2015, the Company recorded $15.1 of consulting expenses relating to fees incurred as part of LaunchPad as well as Covance integration costs. The Company also recorded $82.4 for Covance employee equity awards, change in control payments and short-term retention agreements that were accelerated or triggered by the Acquisition and advisor and legal fees of $33.9.
Excluding these charges, selling, general and administrative expenses as a percentage of net revenues were 16.9% and 17.4% during the nine months ended September 30, 2016 and 2015, respectively.
The decrease in selling, general and administrative expenses as a percentage of net revenue, excluding these charges, is primarily due to the Acquisition, which carries lower personnel costs in selling, general and administrative expenses as a percentage of revenue, and the impact of LaunchPad. The decrease in selling, general and administrative expenses as a percentage of revenue was also impacted by net favorable currency fluctuations of 0.5% on a consolidated basis. These decrease in selling, general and administrative expenses as a percentage of net revenue was slightly offset by bad debt expense for LCD which was 4.4% of net revenue for that segment during the nine months ended September 30, 2016 as compared to 4.3% during the corresponding period in 2015.

INDEX

Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2016	2015	Change
LCD	$66.3	$67.1	(1.2)%
CDD	64.4	53.5	20.4%
Total amortization of intangibles and other assets	$130.7	$120.6	8.4%
The increase in amortization of intangibles and other assets primarily reflects the impact of the Acquisition and tuck-in acquisitions offset by the impact of working capital and earnout adjustments. The decrease in amortization for CDD is due to currency fluctuations.
Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2016	2015	Change
Restructuring and other special charges	$48.6	$59.9	(18.9)%
During the first nine months of 2016, the Company recorded net restructuring and other special charges of $48.6; $9.7 within LCD and $38.9 within CDD. The charges were comprised of $23.1 related to severance and other personnel costs along with $30.7 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations and other facilities. The Company reversed previously established reserves of $2.8 in unused facility-related costs and $2.4 in unused severance reserves primarily as the result of selling one of its minimum volume service contract facilities to a third party. In conjunction with certain international legal entity tax structuring, the Company also recorded a one-time tax liability of $1.1.
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
In addition, during the nine months ended September 30, 2015, the Company recorded $17.0 in consulting expenses (recorded in selling, general and administrative expenses) relating to fees incurred as part of LaunchPad. The Company also recorded $166.0 of deal costs related to the Acquisition, of which $113.4 is included in selling, general and administrative expenses and $52.6 is included in interest expense.
Interest Expense

	Nine Months Ended September 30,
	2016	2015	Change
Interest expense	$166.2	$218.1	(23.8)%
The decrease in interest expense for the nine months ended September 30, 2016 as compared with the corresponding period in 2015 is primarily due to the reduction of the term loan balance, the timing of Acquisition-related debt, Acquisition-related expenses including a $37.4 make-whole payment that was required in connection with the prepayment of the $250.0 Covance senior notes and $15.2 of deferred financing costs associated with the Company's previous credit agreement and the bridge financing facilities used to complete the Acquisition. In addition, the Company repaid the 3.125% senior notes in May 2016. These decreases were offset by $5.6 of interest expense relating to the early retirement of subsidiary indebtedness.
Equity Method Income, net

	Nine Months Ended September 30,
	2016	2015	Change
Equity method income, net	$5.9	$7.6	(22.4)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships reside within LCD. The decrease in income in 2016 was primarily due to liquidation of the Company's interest in one of the partnerships effective June 30, 2015.
Other, net

	Nine Months Ended September 30,
	2016	2015	Change
Other, net	$(1.3)	$(4.4)	(70.5)%

INDEX

The decrease in other, net for the nine months ended September 30, 2016, is primarily due to a net gain on the sale of investment securities from the Company's venture fund offset by net realized foreign currency translation losses and a non-cash loss upon the dissolution of one of the Company's equity investments in 2015.
Income Tax Expense

	Nine Months Ended September 30,
	2016	2015	Change
Income tax expense	$280.3	$218.3	28.4%
Income tax expense as a % of earnings before tax	33.8%	40.8%
The Company's tax rate for the nine months ended September 30, 2015 was negatively impacted by non-deductible transaction costs of approximately $19.6 associated with the Acquisition and one-time tax charges of $12.8 to realign the Company's legal entity structure to facilitate the Acquisition. In 2016 and 2015, the rate was favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate for 2016. The nine months ended September 30, 2016 also benefited from the early adoption of share-based payment accounting and the reversal of uncertain tax position reserves. The Company considers substantially all of its foreign earnings to be permanently reinvested overseas.
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
During the first nine months of 2016 and 2015, respectively, the Company's cash flows were as follows:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$727.0	$597.8
Net cash used for investing activities	(576.1)	(3,866.3)
Net cash (used for) provided by financing activities	(301.7)	3,424.2
Effect of exchange rate changes on cash and cash equivalents	2.0	(22.7)
Net change in cash and cash equivalents	$(148.8)	$133.0
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2016 and 2015 totaled $567.6 and $713.0 respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market investments, substantially all of which have maturities when purchased of three months or less.
Operating Activities
During the nine months ended September 30, 2016 and 2015, the Company's operations provided $727.0 of cash as compared to $597.8 in 2015. The $129.2 increase in cash provided from operations in 2016 as compared with the corresponding 2015 period was primarily due to higher net earnings in 2016. The Company’s 2015 earnings were impacted by $232.0 of restructuring and special items, $153.5 of which represented cash payments in connection with the Acquisition. Excluding these special charges, the net decrease in cash from operations was due to an increase in the use of working capital to support growth.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 was $576.1 as compared to $3,866.3 for the nine months ended September 30, 2015. The $3,290.2 decrease in cash used in investing activities was primarily due to cash paid for the Acquisition in the first quarter of 2015. In addition, the Company had proceeds of $23.9 from the sale of assets during the nine months ended September 30, 2016 in comparison to $0.5 for the same period during 2015. Capital expenditures were $204.6 and $170.7 for the nine months ended September 30, 2016 and 2015, respectively. The Company expects capital expenditures in 2016 to be approximately 3.0% of net revenues primarily in connection with projects to support growth in the Company's core businesses, projects related to LaunchPad and further Covance integration initiatives. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.

INDEX

Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2016 was $301.7 compared to $3,424.2 provided by financing activities for the nine months ended September 30, 2015. This movement in cash within financing activities for the nine months ended September 30, 2016, as compared to 2015, was primarily a result of $3,615.0 of net financing proceeds in 2015 compared to $356.5 in debt repayments in 2016.
On December 19, 2014, the Company entered into a five-year term loan credit facility in the principal amount of $1,000.0 for the purpose of financing a portion of the cash consideration and the fees and expenses in connection with the Acquisition.
The term loan credit facility was advanced in full on February 19, 2015, the date of the Company’s completion of the Acquisition. The term loan credit facility will mature five years after the Acquisition Date and may be prepaid without penalty. The term loan balance at September 30, 2016 was $715.0.
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
Under the term loan credit facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain a leverage ratio that varies. From and after the Acquisition closing date, the leverage ratio must not have been greater than 4.75 to 1.00 with respect to the last day of each of the first four fiscal quarters ending on or after the closing date, must be no greater than 4.25 to 1.00 with respect to the last day of each of the fifth through eighth fiscal quarters ending after the closing date, and must be no greater than 3.75 to 1.00 with respect to the last day of each fiscal quarter ending thereafter. The Company was in compliance with all covenants in the Credit Agreement at September 30, 2016. As of September 30, 2016, the ratio of total debt to consolidated trailing 12-month EBITDA was 3.3 to 1.0.
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
There was no outstanding balance on the Company's revolving credit facility at September 30, 2016 or December 31, 2015. As of September 30, 2016, the Company provided letters of credit aggregating $54.7, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually, around mid-year.
As of September 30, 2016, the effective interest rate on the revolving credit facility was 1.63% and the effective interest rate on the term loan was 1.77%.

INDEX

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
On September 30, 2016, the Company announced the successful completion of the consent solicitations for the 5.00% convertible senior notes due 2017 and 2018, acquired as part of the recent acquisition of Sequenom, Inc. On October 20, 2016, the Company retired $130.0 of these outstanding notes, including $5.6 relating to the early retirement of the subsidiary indebtedness.
As of September 30, 2016, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of that date. Following the announcement of the Acquisition in the fourth quarter of 2014, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted leverage ratio of total debt to trailing 12-month EBITDA of 2.5 to 1.0. However, the Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.

The Company had a $27.9 and $36.9 reserve for unrecognized income tax benefits, including interest and penalties as of September 30, 2016 and December 31, 2015, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.

Zero-coupon Subordinated Notes and Senior Notes
On September 12, 2016, the Company announced that for the period from September 12, 2016 to March 10, 2017, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 9, 2016, in addition to the continued accrual of the original issue discount.
During the nine months ended September 30, 2016, the Company settled notices to convert $34.9 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $62.9. The total cash used for these settlements was $31.5 and the Company also issued $0.2 in additional shares of common stock. As a result of these conversions, the Company also reversed deferred tax liabilities of $6.6.
On October 3, 2016, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the indenture dated as of October 24, 2006 between the Company and The Bank of New York Mellon as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2016 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, December 30, 2016. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.

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

Foreign Currency Exchange Rates
Approximately 10.2% and 10.3% of the Company's net revenues for the three and nine months ended September 30, 2016 and approximately 11.8% and 11.4% of those for the three and nine months ended September 30, 2015 were denominated in currencies other than the U.S. Dollar. The Company's financial statements are reported in U.S. Dollars and, accordingly, fluctuations in

INDEX

exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. Dollars for purposes of reporting the Company's consolidated financial results. In the first nine months of 2016 and the year ended December 31, 2015, the most significant currency exchange rate exposures were to the Canadian Dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. Dollars would have impacted income before income taxes for the three and nine months ended September 30, 2016 by approximately $1.0 and $5.0, respectively. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $11.7 and ($344.7) at September 30, 2016 and 2015, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2016, the Company had four open foreign exchange forward contracts relating to primarily service contracts with various amounts maturing monthly through October 2016 with a notional value totaling approximately $126.9. At December 31, 2015, the Company had four open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2016 with a notional value totaling approximately $93.1.
Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of September 30, 2016, the Company had $715.0 of unhedged variable rate debt from the term loan credit facility. As of September 30, 2016 and December 31, 2015 the Company had no outstanding balance on its revolving credit facility and $715.0 on its term loan facility.
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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In 2014, Congress passed the Protecting Access to Medicare Act of 2014 (PAMA), requiring Medicare to change the way payment rates are calculated for tests paid under the CLFS, and to base the payment on the weighted median of rates paid by private payers. On June 23, 2016, the Centers for Medicare and Medicaid Services (CMS) published a final rule implementing PAMA, which required establishment of a new Medicare reimbursement system for clinical lab tests paid under the CLFS, based on private payer rates, as reported to CMS. Although the new payment system was supposed to go into effect for tests furnished after January 1, 2017, the CMS rulemaking process was delayed, and the new rates will not be effective until January 1, 2018 pursuant to the final rule. Under the new system the Company must collect data on private payer rates and report the data to CMS every three years for most types of tests. The Company does not expect that the new reporting requirements will have a material impact on its business or results of operations. CMS will use the data reported by all applicable labs to calculate a weighted median of private payer rates for each test performed, and that weighted median will be the new Medicare rate. Rate reductions for existing tests under the new system will be phased in over six years. The full impact of the final rule will not be known until CMS releases rates for 2018. Medicare reimbursement under the CLFS represents less than 10% of the Company’s consolidated revenue.
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
Global economic conditions and government and regulatory changes, including but not limited to the United Kingdom’s announced intention to exit from the European Union, could adversely impact the Company’s business and results of operations.
The Company could be adversely impacted due to the consequences of changes in the economy, government or regulations across the globe. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (often referred to as Brexit) in a national referendum. Although the referendum was advisory, the current United Kingdom government has indicated its intention to abide by the referendum and to initiate withdrawal proceedings in the near future. The terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. This will be either accompanied or followed by negotiations between the European Union and the United Kingdom concerning the future relations between the parties. This could introduce uncertainty with respect to the laws and regulations that will apply in the event of a withdrawal. However, until the Brexit negotiation process is initiated, it is difficult to anticipate how the clinical trial landscape in the United Kingdom might change in the next several years.
This type of development or other government or regulatory change could depress economic activity, which could adversely impact the Company’s business, financial condition and results of operations. This could include long-term volatility in the currency markets and long-term detrimental effects on the value of affected currencies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in millions)
The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007. As of September 30, 2016, the Company had outstanding authorization from the Board of Directors to purchase up to $789.5 of Company common stock based on settled trades as of that date. The repurchase authorization has no expiration date. Following the announcement of the Acquisition, the Company suspended its share repurchases. The Company does not anticipate resuming its share repurchase activity until it approaches its targeted ratio of total debt to consolidated trailing 12-month EBITDA of 2.5 to 1.0. However, the Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.

INDEX

Item 6. Exhibits

(a)	Exhibits

12.1*	Ratio of earnings to fixed charges
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
10.1*	Amendment No. 2, dated as of July 13, 2016, to the Term Loan Credit Agreement dated as of December 19, 2014, with Bank of America, N.A.
10.2*	Amendment No. 1, dated as of July 13, 2016, to the Revolving Credit Agreement dated as of December 19, 2014, with Bank of America, N.A.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

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

October 28, 2016