Form 10-Q
period 2017-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2017-04-28
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].
The number of shares outstanding of the issuer's common stock is 102.3 million shares, net of treasury stock as of April 26, 2017.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$365.5	$433.6
Accounts receivable, net of allowance for doubtful accounts of $245.8 and $235.6 at March 31, 2017 and December 31, 2016, respectively	1,356.9	1,328.7
Unbilled services	220.7	190.0
Supplies inventories	199.8	205.2
Prepaid expenses and other	343.1	321.2
Total current assets	2,486.0	2,478.7
Property, plant and equipment, net	1,720.0	1,718.6
Goodwill, net	6,502.1	6,424.4
Intangible assets, net	3,469.3	3,400.5
Joint venture partnerships and equity method investments	58.1	57.6
Deferred income tax assets	2.1	2.1
Other assets, net	190.4	165.1
Total assets	$14,428.0	$14,247.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$484.9	$508.4
Accrued expenses and other	564.7	593.7
Unearned revenue	184.4	176.0
Short-term borrowings and current portion of long-term debt	519.2	549.5
Total current liabilities	1,753.2	1,827.6
Long-term debt, less current portion	5,401.9	5,300.0
Deferred income taxes and other tax liabilities	1,212.4	1,206.4
Other liabilities	394.3	392.0
Total liabilities	8,761.8	8,726.0
Commitments and contingent liabilities
Noncontrolling interest	15.5	15.2
Shareholders’ equity:
Common stock, 102.6 and 102.7 shares outstanding at March 31, 2017 and December 31, 2016, respectively	12.1	12.1
Additional paid-in capital	2,051.1	2,131.7
Retained earnings	5,148.0	4,955.8
Less common stock held in treasury	(1,033.4)	(1,012.7)
Accumulated other comprehensive income	(527.1)	(581.1)
Total shareholders’ equity	5,650.7	5,505.8
Total liabilities and shareholders’ equity	$14,428.0	$14,247.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenue	$2,408.1	$2,295.2
Reimbursable out-of-pocket expenses	38.9	72.8
Total revenues	2,447.0	2,368.0

Net cost of revenues	1,604.5	1,517.9
Reimbursable out-of-pocket expenses	38.9	72.8
Total cost of revenues	1,643.4	1,590.7
Gross profit	803.6	777.3
Selling, general and administrative expenses	419.4	414.3
Amortization of intangibles and other assets	47.6	44.3
Restructuring and other special charges	3.9	19.2
Operating income	332.7	299.5
Other income (expenses):
Interest expense	(52.4)	(54.5)
Equity method income, net	2.3	1.4
Investment income	0.3	0.5
Other, net	(3.2)	6.7
Earnings before income taxes	279.7	253.6
Provision for income taxes	87.2	89.2
Net earnings	192.5	164.4
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)
Net earnings attributable to Laboratory Corporation of America Holdings	$192.2	$164.1

Basic earnings per common share	$1.87	$1.61
Diluted earnings per common share	$1.84	$1.58

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net earnings	$192.5	$164.4
Foreign currency translation adjustments	59.3	54.5
Net benefit plan adjustments	0.6	3.4
Other comprehensive earnings before tax	59.9	57.9
Provision for income tax related to items of other comprehensive earnings	(5.9)	(29.2)
Other comprehensive earnings, net of tax	54.0	28.7
Comprehensive earnings	246.5	193.1
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$246.2	$192.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2015	$12.0	$1,974.5	$4,223.7	$(978.1)	$(287.0)	$4,945.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	164.1	—	—	164.1
Other comprehensive loss, net of tax	—	—	—	—	28.7	28.7
Issuance of common stock under employee stock plans	—	11.9	—	—	—	11.9
Surrender of restricted stock and performance share awards	—	—	—	(15.1)	—	(15.1)
Stock compensation	—	31.8	—	—	—	31.8
BALANCE AT MARCH 31, 2016	$12.0	$2,018.2	$4,387.8	$(993.2)	$(258.3)	$5,166.5

BALANCE AT DECEMBER 31, 2016	$12.1	$2,131.7	$4,955.8	$(1,012.7)	$(581.1)	$5,505.8
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	192.2	—	—	192.2
Other comprehensive loss, net of tax	—	—	—	—	54.0	54.0
Issuance of common stock under employee stock plans	0.1	26.9	—	—	—	27.0
Surrender of restricted stock and performance share awards	—	—	—	(20.7)	—	(20.7)
Conversion of zero-coupon convertible debt	—	12.7	—	—	—	12.7
Stock compensation	—	27.7	—	—	—	27.7
Purchase of common stock	(0.1)	(147.9)	—	—	—	(148.0)
BALANCE AT MARCH 31, 2017	$12.1	$2,051.1	$5,148.0	$(1,033.4)	$(527.1)	$5,650.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$192.5	$164.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	128.1	122.4
Stock compensation	27.7	31.8
Loss/(gain) on sale of assets	0.5	(8.4)
Accreted interest on zero-coupon subordinated notes	0.2	0.5
Cumulative earnings less than distributions from equity method investments	0.1	0.2
Deferred income taxes	18.7	18.2
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(27.9)	(105.8)
Increase in unbilled services	(30.0)	(14.7)
Decrease in inventories	4.9	2.4
Increase in prepaid expenses and other	(21.9)	(22.5)
Decrease in accounts payable	(28.0)	(34.1)
Increase in unearned revenue	8.3	19.8
Decrease in accrued expenses and other	(39.4)	(46.6)
Net cash provided by operating activities	233.8	127.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(72.2)	(71.4)
Proceeds from sale of assets	0.8	2.5
Proceeds from sale of investment	—	12.7
Acquisition of licensing technology	(1.2)	—
Investments in equity affiliates	(21.1)	(2.1)
Acquisition of businesses, net of cash acquired	(151.8)	(93.3)
Net cash used for investing activities	(245.5)	(151.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	229.7	—
Payments on revolving credit facilities	(133.7)	—
Payments on zero-coupon subordinated notes	(30.8)	—
Noncontrolling interest distributions	(0.3)	(1.3)
Deferred payments on acquisitions	(1.4)	(9.8)
Payments on long-term lease obligations	(2.3)	(1.5)
Net proceeds from issuance of stock to employees	27.0	11.9
Purchase of common stock	(148.0)	—
Net cash used for financing activities	(59.8)	(0.7)
Effect of exchange rate changes on cash and cash equivalents	3.4	4.6
Net decrease in cash and cash equivalents	(68.1)	(20.1)
Cash and cash equivalents at beginning of period	433.6	716.4
Cash and cash equivalents at end of period	$365.5	$696.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION
Laboratory Corporation of America® Holdings together with its subsidiaries (the Company) is a leading global life sciences company that is deeply integrated in guiding patient care, providing comprehensive clinical laboratory and end-to-end drug development services. The Company’s mission is to improve health and improve lives by delivering world-class diagnostic solutions, bringing innovative medicines to patients faster and using technology to improve the delivery of care. The Company serves a broad range of customers, including managed care organizations (MCOs), biopharmaceutical companies, governmental agencies, physicians and other healthcare providers (e.g., physician assistants and nurse practitioners, generally referred to herein as physicians), hospitals and health systems, employers, patients and consumers, contract research organizations, food and nutritional companies and independent clinical laboratories. The Company believes that it generated more revenue from laboratory testing than any other company in the world in 2016.
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 14 (Business Segment Information). During the three months ended March 31, 2017, LCD and CDD contributed 71.3% and 28.7%, respectively, of net revenues to the Company.
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20.0% and no representation on the investee's board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2016 Annual Report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
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
The Company plans to adopt the full retrospective method effective January 1, 2018, and is continuing to evaluate the expected impact of the standard. Currently, the Company has completed the initial adoption analysis for LCD and expects this standard to impact LCD margins due to the recording of LCD bad debt expense against net revenues (versus selling, general and administrative expense) as an implicit price concession. The Company has also completed the initial adoption analysis for each of the major revenue streams within CDD and expects this standard to also impact CDD reported revenue and margins due to the inclusion of reimbursable out-of-pocket expenses in net revenues and net cost of sales, as well as the recognition of fees paid to investigators

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

in net revenues and net costs of sales. In addition, the Company expects the timing of revenue recognition in the clinical business to accelerate, as revenue from study-related change orders and fixed price gains is recognized as the performance obligation is satisfied over the service period (versus the Company's current practice of lump-sum recognition resulting from a signed change order or when studies are near completion). The Company is currently performing a detailed contract review which must be completed before it can quantify the expected impact of the standard. The Company also anticipates enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
In January 2016, the FASB issued a new accounting standard that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. A financial instrument is defined as cash, evidence of ownership interest in a company or other entity, or a contract that both: (i) imposes on one entity a contractual obligation either to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right either to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted. The Company is evaluating the impact that this new standard will have on the consolidated financial statements.
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
In June 2016, the FASB issued a new accounting standard intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.
In August 2016, the FASB issued a new accounting standard that will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective on January 1, 2018, and will require adoption on a retrospective basis. The Company is currently evaluating the impact this new standard will have on the Company’s consolidated financial statements.
In January 2017, the FASB issued a new accounting standard that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. This update is effective on January 1, 2018, with early adoption permitted. This adoption of this standard is not expected to have a material impact on the consolidated financial statements.
In January 2017 the FASB issued a new accounting standard that eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for public business entities for the first interim and annual reporting periods beginning after January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this standard effective January 1, 2017, and will utilize this approach for any interim or annual goodwill impairment tests performed in 2017.
In March 2017, the FASB issued a new accounting standard that requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses with other employee compensation costs. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects are to be included in non-operating expenses. This update is effective on January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Reclassifications
The Company changed its financial statement classification for certain gross receipts taxes in 2016, removing these taxes from its provision for income taxes and moving this expense into selling, general and administrative expenses. Certain gross receipts taxes of $2.4 were reclassified in the first quarter of 2016.
In March 2016, the FASB issued a new accounting standard intended to simplify aspects of share-based payment accounting.  The standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The Company early adopted this standard in the quarter ended September 30, 2016. As a result of the adoption, a tax benefit of $3.9 was recorded for the quarter ended March 31, 2016. Weighted average diluted shares for the three months ended March 31, 2016 increased by 0.2 due to the adoption of this standard.

2.	BUSINESS ACQUISITIONS
During the three months ended March 31, 2017, the Company acquired various laboratories and related assets for approximately $151.8 in cash (net of cash acquired). The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $92.9 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $58.0. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities. While the purchase price allocations for one of the 2017 first quarter acquisitions and one of the 2016 fourth quarter acquisitions are substantially complete, they are still preliminary and subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to the intangible assets, goodwill and the impact of finalizing deferred taxes. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. The Company expects the purchase price allocation to be finalized during the second half of 2017. Any adjustments will be recorded in the period in which they were identified. The Company also expects to close on the third and final tranche of the outreach laboratory operations of a healthcare system in the Northeast during the second quarter.

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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2017			2016
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$192.2	102.5	$1.87	$164.1	101.6	$1.61
Dilutive effect of employee stock options and awards	—	1.7		—	1.6
Effect of convertible debt	—	0.1		—	0.6
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$192.2	104.3	$1.84	$164.1	103.8	$1.58
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	0.1	0.3

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the first three months of 2017, the Company recorded net restructuring and other special charges of $3.9; $1.5 within LCD and $2.4 within CDD. The charges were comprised of $2.7 related to severance and other personnel costs along with $1.6 in costs associated with facility closures. The charges were offset by the reversal of previously established reserves of $0.4 in unused severance reserves. The Company incurred legal and other costs of $0.9 relating to the recently completed acquisitions. The Company also recorded $2.6 in consulting expenses relating to fees incurred as part of its Covance Inc. acquisition (Acquisition) integration costs and compensation analysis, along with $0.9 in short-term equity retention arrangements relating to the Acquisition. In addition, the Company incurred $2.7 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad, LCD's comprehensive, enterprise-wide business process improvement initiative (all recorded in selling, general and administrative expenses).
During the first three months of 2016, the Company recorded net restructuring and other special charges of $19.2; $3.2 within LCD and $16.0 within CDD. The charges were comprised of $4.5 related to severance and other personnel costs along with $17.0 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations. The Company reversed previously established reserves of $2.3 in unused severance reserves primarily as the result of selling one of CDD's minimum volume contract facilities to a third party. The Company incurred additional legal and other costs of $1.6 relating to the wind-down of its minimum volume contract operations. The Company also recorded $1.7 in consulting expenses relating to fees incurred as part of its Acquisition integration costs and compensation analysis, along with $1.2 in short-term equity retention arrangements relating to the Acquisition and $4.1 of accelerated equity compensation relating to the announced retirement of a Company executive. In addition, the Company incurred $1.5 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling, general and administrative expenses).
The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2016	$7.5	$14.1	$28.2	$32.5	$82.3
Restructuring charges	1.8	—	0.8	1.7	4.3
Reduction of prior restructuring accruals	(0.3)	—	(0.1)	—	(0.4)
Cash payments and other adjustments	(5.3)	(0.9)	(9.3)	(3.4)	(18.9)
Balance as of March 31, 2017	$3.7	$13.2	$19.6	$30.8	$67.3
Current					$34.6
Non-current					32.7
					$67.3
Certain restructuring reserves for lease and other facility costs, totaling $9.8 as of December 31, 2016, have been reclassified from the LCD segment to the CDD segment.

5.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2017 and for the year ended December 31, 2016 are as follows:

	LCD		CDD		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Balance as of January 1	$3,644.8	$3,137.7	$2,779.6	$3,064.4	$6,424.4	$6,202.1
Goodwill acquired during the period	56.2	398.3	1.8	—	58.0	398.3
Adjustments to goodwill	(1.0)	108.8	20.7	(284.8)	19.7	(176.0)
Balance at end of period	$3,700.0	$3,644.8	$2,802.1	$2,779.6	$6,502.1	$6,424.4
 The components of identifiable intangible assets are as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,367.3	$(890.5)	$2,476.8	$3,275.3	$(855.2)	$2,420.1
Patents, licenses and technology	398.1	(168.8)	229.3	395.3	(163.3)	232.0
Non-compete agreements	68.6	(43.4)	25.2	53.0	(42.1)	10.9
Trade names	409.4	(148.4)	261.0	406.3	(141.6)	264.7
Land use right	10.0	(1.7)	8.3	10.0	(1.4)	8.6
Canadian licenses	468.7	—	468.7	464.2	—	464.2
	$4,722.1	$(1,252.8)	$3,469.3	$4,604.1	$(1,203.6)	$3,400.5
Amortization of intangible assets for the three-month periods ended March 31, 2017 and 2016 was $47.6 and $44.3, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $125.0 for the remainder of fiscal 2017, $187.5 in fiscal 2018, $179.9 in fiscal 2019, $173.0 in fiscal 2020, $169.5 in fiscal 2021 and $2,030.8 thereafter.
Based upon performance in the first quarter of 2017, the Company will continue to monitor the financial performance of, and assumptions for, two of the CDD reporting units for which an income approach for goodwill impairment was performed in 2016. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's operating income as presented in its Consolidated Statement of Operations.

6.	DEBT
Short-term borrowings and the current portion of long-term debt at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Zero-coupon convertible subordinated notes	$11.8	$42.4
2.20% senior notes due 2017	500.0	500.0
Debt issuance costs	(1.1)	(1.3)
Current portion of capital leases	7.4	8.4
Current portion of note payable	1.1	—
Total short-term borrowings and current portion of long-term debt	$519.2	$549.5
Long-term debt at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
2.50% senior notes due 2018	$400.0	$400.0
4.625% senior notes due 2020	618.5	614.6
2.625% senior notes due 2020	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
3.20% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.60% senior notes due 2025	1,000.0	1,000.0
4.70% senior notes due 2045	900.0	900.0
Revolving credit facility	96.0	—
Term loan	565.0	565.0
Debt issuance costs	(41.2)	(43.0)
Capital leases	55.4	56.2
Note payable	8.2	7.2
Total long-term debt	$5,401.9	$5,300.0
Senior Notes
On September 30, 2016, the Company announced the successful completion of the consent solicitations for the 5.00% convertible senior notes due 2017 and 2018, totaling $130.0, assumed as part of the 2016 acquisition of Sequenom. On October 20, 2016, the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Company retired $129.9 of these outstanding notes, and paid an additional $5.6 relating to the early retirement of the subsidiary indebtedness (recorded as interest expense in the Condensed Consolidated Statement of Operations).
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets and added to the value of the senior notes, with an aggregate fair value of $18.5 at March 31, 2017 and $14.6 at December 31, 2016.
Zero-Coupon Subordinated Notes
On March 13, 2017, the Company announced that for the period from March 12, 2017 to September 11, 2017, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 8, 2017, in addition to the continued accrual of the original issue discount.
During the three months ended March 31, 2017, the Company settled notices to convert $20.0 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $62.1. The total cash used for these settlements was $30.8 and the Company also issued 0.2 shares of common stock. As a result of these conversions, the Company also reversed deferred tax liabilities of $12.8.
On April 3, 2017, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2017 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, June 30, 2017. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
Credit Facilities
As part of its financing of the Acquisition, the Company entered into a $1,000.0 term loan in December 2014. The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty. The term loan balance at March 31, 2017 and December 31, 2016 was $565.0.
On December 19, 2014, the Company entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The outstanding balance on the Company's revolving credit facility was $96.0 and $0.0 at March 31, 2017 and December 31, 2016, respectively.
Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios that decline over time. The Company was in compliance with all covenants in the term loan facility and the revolving credit facility at March 31, 2017. As of March 31, 2017, the ratio of total debt to consolidated trailing 12 month EBITDA was 3.1 to 1.0.
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
As of March 31, 2017, the effective interest rate on the revolving credit facility was 2.02% and the effective interest rate on the term loan was 2.23%.
7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2017 and December 31, 2016.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2016	125.6	(22.9)	102.7
Common stock issued under employee stock plans	1.1	—	1.1
Common stock issued upon conversion of zero-coupon subordinated notes	0.2	—	0.2
Surrender of restricted stock and performance share awards	—	(0.3)	(0.3)
Retirement of common stock	(1.1)	—	(1.1)
Common shares at March 31, 2017	125.8	(23.2)	102.6
 Share Repurchase Program
At the end of 2016, including purchase commitments that had not yet settled, the Company had outstanding authorization from the Board of Directors to purchase up to $739.5 of Company common stock. During the three months ended March 31, 2017, the Company purchased 1.1 shares of its common stock at a total cost of $148.0. The Company also initiated purchases of $8.0 which settled directly after March 31, 2017. As of March 31, 2017, including purchase commitments that had not yet settled, the Company had outstanding authorization from the Board of Directors to purchase up to $589.5 of Company common stock. The repurchase authorization has no expiration.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2016	$(470.7)	$(110.4)	$(581.1)
Other comprehensive earnings before reclassifications	59.3	1.1	60.4
Amounts reclassified from accumulated other comprehensive earnings to the Condensed Consolidated Statement of Operations (a)	—	(0.5)	(0.5)
Tax effect of adjustments	(5.5)	(0.4)	(5.9)
Balance at March 31, 2017	$(416.9)	$(110.2)	$(527.1)
(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. See Note 10 (Pension and Post-retirement Plans) below for additional information regarding the Company's net periodic benefit cost.
In the first quarter of 2016, the Company finalized measurement period adjustments relating to the Acquisition and incorrectly recorded them retrospectively to the interim periods in 2015. The final measurement period adjustments consisted of foreign cumulative translation adjustments related to the final allocation of goodwill and intangibles to the applicable international geographies which were completed in the first quarter of 2016. In order to record these adjustments in the correct accounting period, the Company has reduced the foreign currency translation adjustment by $80.4 in its first quarter 2016 Statement of Comprehensive Income, in accordance with Accounting Standards Update 2015-16 Simplifying the Accounting for Measurement-Period Adjustments. The Company concluded that the correction of this error was not material individually or in the aggregate to the prior period noted.

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
The gross unrecognized income tax benefits were $19.1 and $18.4 at March 31, 2017 and December 31, 2016, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of March 31, 2017 and December 31, 2016, $19.1 and $18.4, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.0 and $9.9 as of March 31, 2017 and December 31, 2016, respectively.
The valuation allowance provided as a reserve against certain deferred tax assets is $32.3 and $31.3 as of March 31, 2017 and December 31, 2016, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2012. Substantially all material state and local and foreign income tax matters have been concluded through 2011 and 2004, respectively.
The Internal Revenue Service concluded the examination of the Company's 2014 federal consolidated income tax return in 2016, which did not include Covance Inc. Covance Inc.'s 2013 federal consolidated income tax return is currently under examination by the Internal Revenue Service. The Canada Revenue Agency is currently examining the Company's 2013 and 2014 Canadian subsidiaries' tax returns. The Company has various state and foreign income tax examinations ongoing throughout the year. The Company believes adequate provisions have been recorded related to all open tax years.

9.	COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes; commercial and contract disputes; professional liability; employee-related matters; and inquiries, including subpoenas and other civil investigative demands, from governmental agencies and Medicare or Medicaid payers and MCOs reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other parties, including physicians and other healthcare providers. The Company works cooperatively to respond to appropriate requests for information.
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
As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. (Hunter Labs Settlement Agreement), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed Hunter Labs Settlement Agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In 2011, the California legislature enacted Assembly Bill No. 97, which imposed a 10.0% Medi-Cal payment cut on most providers of healthcare services, including clinical laboratories. In 2012, the California legislature enacted Assembly Bill No. 1494, which directed the Department of Healthcare Services (DHCS) to establish new reimbursement rates for Medi-Cal commercial laboratory services based on payments made to California clinical laboratories for similar services by other third-party payers, and provided that until the new rates are set through this process, Medi-Cal payments for commercial laboratory services would be reduced (in addition to a 10.0% payment reduction imposed by Assembly Bill No. 97 in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80.0% of the lowest maximum allowance established under the Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this California legislation terminated the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. In April 2015, CMS approved a 10.0% payment reduction under Assembly Bill No. 1494. The new rate methodology established new rates that were effective July 1, 2015, but these new rates were not entered into the state computer system until February 2016. The 2016 rates have been implemented. Recoupments associated with these changes are anticipated, but have not begun. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.
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
On November 4, 2013, the State of Florida through the Office of the Attorney General filed an Intervention Complaint in a False Claims Act lawsuit, State of Florida ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., in the Circuit Court for the Second Judicial Circuit for Leon County. The lawsuit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and legal expenses. The Company's Motion to Dismiss

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

was denied in February 2015. In December 2016, the Court granted the Company's Motion for Partial Summary Judgment. In April 2017, the Company filed a Motion for Summary Judgment and this motion remains pending. The Company will vigorously defend the remaining claims in the lawsuit.
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
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers’ Compensation Statutes. The lawsuit seeks injunctive relief and actual and statutory damages, as well as recovery of attorney's fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for Judgment on the Pleadings. The Company will vigorously defend the lawsuit.
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
Prior to the Company’s acquisition of Sequenom, between August 15, 2016, and August 24, 2016, six putative class-action lawsuits were filed on behalf of purported Sequenom stockholders (captioned Malkoff v. Sequenom, Inc., et al., No. 16-cv-02054- JAH-BLM, Gupta v. Sequenom, Inc., et al., No. 16-cv-02084-JAH-KSC, Fruchter v. Sequenom, Inc., et al., No. 16-cv-02101- WQH-KSC, Asiatrade Development Ltd. v. Sequenom, Inc., et al., No. 16-cv-02113-AJB-JMA, Nunes v. Sequenom, Inc., et al., No. 16-cv-02128-AJB-MDD, and Cusumano v. Sequenom, Inc., et al., No. 16-cv-02134-LAB-JMA) in the United States District Court for the Southern District of California challenging the acquisition transaction. The complaints asserted claims against Sequenom and members of its Board of Directors (the Individual Defendants). The Nunes action also named the Company and Savoy Acquisition Corp. (Savoy), a wholly owned subsidiary of the Company, as defendants. The complaints alleged that the defendants violated Sections 14(e), 14(d)(4) and 20 of the Securities Exchange Act of 1934 by failing to disclose certain allegedly material information. In addition, the complaints in the Malkoff action, Asiatrade action, and Cusumano action alleged that the Individual Defendants breached their fiduciary duties to Sequenom shareholders. The actions sought, among other things, injunctive

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

relief enjoining the merger. On August 30, 2016, the parties entered into a Memorandum of Understanding (MOU) in each of the above-referenced actions. In connection with the settlement, Sequenom agreed to make certain additional disclosures to its stockholders. In September 6, 2016, the Court entered an order consolidating for all pre-trial purposes the six individual actions described above under the caption In re Sequenom, Inc. Shareholder Litig., Lead Case No. 16-cv-02054-JAH-BLM, and designating the complaint from the Malkoff action as the operative complaint for the consolidated action. On November 11, 2016, two competing motions were filed by two separate stockholders (James Reilly and Shikha Gupta) seeking appointment as lead plaintiff under the terms of the Private Securities Litigation Reform Act of 1995. On January 12, 2017, the Court entered an order declaring Mr. Reilly the presumptive lead plaintiff, but denying Mr. Reilly's request for immediate approval as lead plaintiff. The Company is awaiting the Court’s appointment of a permanent lead plaintiff. The parties agree that the MOU has been terminated and are awaiting further direction from the Court as to how the litigation will proceed.
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
On February 7, 2017, Sequenom received a subpoena from the U.S. Securities and Exchange Commission (SEC) relating to an SEC investigation into the trading activity of Sequenom shares in connection with the Company’s July 2016 announcement regarding the Sequenom merger. On March 7, 2017, the Company received a similar subpoena. The Company is cooperating with these requests.
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the United States District Court for the Middle District of North Carolina. The complaint alleges that the Company’s patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per-occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of March 31, 2017, the Company had provided letters of credit aggregating approximately $66.0, primarily in connection with certain insurance programs. The Company’s availability under its revolving credit facility is reduced by the amount of these letters of credit.

10.	PENSION AND POST-RETIREMENT PLANS
The Company’s defined contribution retirement plan (401K Plan) covers substantially all pre-Acquisition employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $14.5 and $13.3 for the three months ended March 31, 2017 and 2016, respectively. As a result of the Acquisition, the Company also incurred expense of $15.0 and $13.7 for the Covance 401K plan during the three months ended March 31, 2017 and 2016, respectively. All of the Covance U.S. employees are eligible to participate in the discretionary Covance 401K plan, which features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions.
The Company also maintains a frozen defined benefit retirement plan (Company Plan), which as of December 31, 2009 covered substantially all employees. The benefits to be paid under the Company Plan are based on years of credited service through December 31, 2009 and ongoing interest credits. Effective January 1, 2010, the Company Plan was closed to new participants. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations.
The Company maintains a second unfunded, non-contributory, non-qualified defined benefit retirement plan (PEP), which as of December 31, 2009 covered substantially all of its senior management group. The PEP supplements the Company Plan and was closed to new participants effective January 1, 2010.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Service cost for administrative expenses	$1.4	$1.2
Interest cost on benefit obligation	3.7	3.9
Expected return on plan assets	(4.1)	(4.2)
Net amortization and deferral	2.8	2.8
Defined benefit plan costs	$3.8	$3.7
During the three months ended March 31, 2017, the Company contributed $2.5 to the Company Plan.
As a result of the Acquisition, the Company also has a frozen non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company who were formerly employees of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of the net periodic pension cost for the three months ended March 31, 2017 and March 31, 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Interest cost	$0.1	$0.2
Settlement gain	(0.1)	—
Net periodic pension cost	$—	$0.2
The Company has assumed the obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. The Company funds the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by eligible participants to purchase health care insurance through insurance exchanges. Effective January 1, 2017, Health Reimbursement Arrangement contributions for Medicare eligible participants ceased. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended March 31,
	2017	2016
Interest cost on benefit obligation	0.1	0.1
Net amortization and deferral	(1.7)	(3.8)
Post-retirement medical plan benefits	$(1.6)	$(3.7)
Also as a result of the Acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. Effective January 1, 2017, this Plan ceased directly providing medical, prescription drug and dental coverage options previously available to eligible participants. Instead, the Company will fund the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by non-Medicare eligible participants to purchase health care insurance through insurance exchanges. The net periodic post-retirement benefit cost for the three months ended March 31, 2017 and 2016 was $0.5 and $0.4, respectively.
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

	United Kingdom Plans
	Three Months Ended March 31, 2017
Service cost for administrative expenses	$0.9	$0.8
Interest cost on benefit obligation	1.8	2.2
Expected return on plan assets	(2.8)	(3.1)
Net gain/loss from prior periods	0.2	—
Defined benefit plan costs	$0.1	$(0.1)

Assumptions used to determine defined benefit plan cost
Discount rate	2.7%	3.8%
Expected return on assets	4.7%	5.6%
Salary increases	3.8%	3.6%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	German Plan
	Three Months Ended March 31, 2017
Service cost for administrative expenses	$0.3	$0.2
Interest cost on benefit obligation	0.1	0.2
Net (gain) from earlier periods	—	(0.1)
Defined benefit plan costs	$0.4	$0.3

Assumptions used to determine defined benefit plan cost
Discount rate	1.7%	2.5%
Expected return on assets	N/A	N/A
Salary increases	2.0%	2.0%

11.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2017 and December 31, 2016 is as follows:

		Fair Value Measurements as of
	Fair Value as of	March 31, 2017
		Using Fair Value Hierarchy
	March 31, 2017	Level 1	Level 2	Level 3
Noncontrolling interest put	$15.5	$—	$15.5	$—
Interest rate swap	18.5	—	18.5	—
Cash surrender value of life insurance policies	55.8	—	55.8	—
Deferred compensation liability	56.9	—	56.9	—
Contingent consideration	16.0	—	—	16.0

		Fair Value Measurements as of
	Fair Value as of	December 31, 2016
		Using Fair Value Hierarchy
	December 31, 2016	Level 1	Level 2	Level 3
Noncontrolling interest put	$15.2	$—	$15.2	$—
Interest rate swap	14.6	—	14.6	—
Cash surrender value of life insurance policies	53.6	—	53.6	—
Deferred compensation liability	54.2	—	54.2	—
Contingent consideration	16.8	—	—	16.8
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s condensed consolidated balance sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.
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
The Company has contingent accrued earn-out business acquisition consideration liabilities which were recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $23.5 and $79.3 as of March 31, 2017 and December 31,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

2016, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $5,240.0 and $5,254.5 as of March 31, 2017 and December 31, 2016, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates and foreign currency exchange rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as interest rate swap agreements (see Interest Rate Swap section below). Although the Company’s zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments (see Embedded Derivatives Related to the Zero-Coupon Subordinated Notes section below), the Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.
Interest Rate Swap
The Company is party to two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $18.5 and $14.6 at March 31, 2017 and December 31, 2016, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.
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

The Company believes these embedded derivatives had no fair value at March 31, 2017 and December 31, 2016. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

Other Derivative Instruments
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of March 31, 2017 and December 31, 2016.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2017	2016
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$71.8	$71.6
Income taxes, net of refunds	11.1	32.9
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$20.7	$15.1
Assets acquired under capital leases	—	9.0
Increase in accrued property, plant and equipment	4.5	2.4

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

14.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2017 and 2016. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes its business unit operations for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Net revenues:
LCD	$1,717.9	$1,590.6
CDD	690.3	704.6
Intercompany eliminations	(0.1)	—
Net revenues	2,408.1	2,295.2

Operating earnings:
LCD	309.5	274.7
CDD	56.1	62.9
Unallocated corporate expenses	(32.9)	(38.1)
Total operating income	332.7	299.5
Other income (expense), net	(53.0)	(45.9)
Earnings before income taxes	279.7	253.6
Provision for income taxes	87.2	89.2
Net earnings	192.5	164.4
Less income attributable to noncontrolling interests	(0.3)	(0.3)
Net income attributable to Laboratory Corporation of America Holdings	$192.2	$164.1

15.	SUBSEQUENT EVENT
On April 25, 2017 the Company announced that it is expanding its LaunchPad initiative to include its CDD segment. The application of this initiative to CDD will consist of two phases implemented over three years. The first phase is intended to better align CDD's resources with its near-term outlook, and, in connection with the implementation of the first phase, on April 24, 2017, the Company committed to carry out a reduction in workforce in 2017. The first phase is expected to generate pre-tax savings of approximately $20.0 in 2017 and approximately $45.0 on an annualized basis thereafter, with pre-tax charges of $30.0 primarily related to severance costs expected to be approximately $14.0 and related facility closure costs expected to be approximately $16.0 in 2017. The second phase will focus on long-term structural changes designed to create a more efficient business model for CDD. Additional details on the second phase will be provided later this year.

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

2.
significant monetary damages, fines, penalties, assessments, refunds, repayments, unanticipated compliance expenditures and/or exclusion or disbarment from or ineligibility to participate in government programs, among other adverse consequences, resulting from interpretations of, or future changes in, laws and regulations, including but not limited to, anti-fraud and abuse laws and regulations; or related to new interpretations of, or changes to, such laws and regulations by government agencies or investigations, audits, regulatory examinations, information requests and other inquiries by state or U.S. government agencies;

3.
significant fines, penalties, costs, unanticipated compliance expenditures and/or damage to the Company’s reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, U.S. state laws and regulations, and international laws and regulations including, but not limited to, the European Union's General Data Protection Regulation and those of other countries outside of the United States;

4.
loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of applicable national, state, or local licensing laws or regulations including, but not limited to, the Clinical Laboratory Improvement Act of 1967, the Clinical Laboratory Improvement Amendments of 1988 and applicable regulations in other countries where the Company operates laboratories;

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

9.
changes in government regulations or policies, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the U.K., the China Food and Drug Administration, the Pharmaceutical and Medical Devices Agency in Japan, the European Medicines Agency or other U.S., state, local or international agencies, affecting the approval, availability of, and the selling and marketing of diagnostic tests, drug development, or the conduct of drug development studies and trials;

10.
changes in government regulations or reimbursement pertaining to the biopharmaceutical industry, changes in reimbursement of biopharmaceutical products or reduced spending on research and development by biopharmaceutical customers;

11.	liabilities that result from the inability to comply with corporate governance requirements;

INDEX

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

14.
failure to retain or attract managed care organization (MCO) business as a result of changes in business models, including new risk-based or network approaches, out-sourced Laboratory Network Management or Utilization Management companies, or other changes in strategy or business models by MCOs;

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

17.
consolidation and convergence of MCOs, biopharmaceutical companies, health systems, large physician organizations and other customers potentially causing material shifts in insourcing, utilization, pricing and reimbursements, including full and partial risk-based models;

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

INDEX

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

38.
failure to maintain the Company's days sales outstanding and/or bad debt expense levels including a negative impact on the Company's reimbursement, cash collections and profitability arising from unfavorable changes in third-party payer policies and continued market shift to plan designs with higher patient out-of-pocket costs;

39.
impact on the Company's revenue, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by S&P and/or Moody's;

40.	failure to maintain the expected capital structure for the Company, including failure to maintain the Company's investment grade rating;

41.	changes in reimbursement by foreign governments and foreign currency fluctuations;

42.
inability to obtain certain billing information from physicians, resulting in increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues;

43.
expenses and risks associated with international operations, including, but not limited to, compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws and regulations, trade sanction laws and regulations, and laws and regulations that differ from those of the U.S., and economic, political, legal and other operational risks associated with foreign markets;

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
GENERAL (dollars in millions, except per share data)

During the first quarter of 2017, LCD experienced strong revenue growth, driven by acquisitions as well as organic growth, which was tempered by lower demand and slower revenue conversion from CDD’s backlog. The company defines organic growth as the increase in revenue excluding revenue from acquisitions for the first twelve months after the close of each acquisition.
On April 25, 2017 the Company announced that it is expanding its LaunchPad initiative to include its CDD segment. The application of this initiative to CDD will consist of two phases implemented over three years. The first phase is intended to better align CDD's resources with its near-term outlook, and, in connection with the implementation of the first phase, on April 24, 2017, the Company committed to carry out a reduction in workforce in 2017. The first phase is expected to generate pre-tax savings of approximately $20.0 in 2017 and approximately $45.0 on an annualized basis thereafter, with pre-tax charges of $30.0 primarily related to severance costs expected to be approximately $14.0 and related facility closure costs expected to be approximately $16.0 in 2017. The second phase will focus on long-term structural changes designed to create a more efficient business model for CDD. Additional details on the second phase will be provided later this year.
Based upon performance in the first quarter of 2017, the Company will continue to monitor the financial performance of, and assumptions for, two of the CDD reporting units for which an income approach for goodwill impairment was performed in 2016. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's operating income as presented in its Consolidated Statement of Operations.

INDEX

RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Net Revenue

	Three Months Ended March 31,
	2017	2016	Change
Net revenue
LCD	$1,717.9	$1,590.6	8.0%
CDD	690.3	704.6	(2.0)%
Intercompany eliminations	(0.1)	—	N/A
Total	$2,408.1	$2,295.2	4.9%
The increase in net revenue for the three months ended March 31, 2017 as compared with the corresponding period in 2016 was due to strong growth in LCD, partially offset by the negative impact of foreign currency translation of approximately 40 basis points on a consolidated basis.
LCD net revenue for the first quarter was $1,717.9, an increase of 8.0% over revenue of $1,590.6 in the first quarter of 2016. The increase in net revenue was the result of organic volume, measured by requisitions, price, mix, acquisitions and currency. The increase in organic net revenue was driven by growth in volume, measured by requisition, of 1.8%. Price and mix accounted for an additional 2.4% of the growth. The increase in net revenue was also favorably impacted by 0.1% of currency. In addition, acquisitions added 3.9% to net revenue. BeaconLBS, the Company's technology-enabled solution providing point-of-care decision support, offset the growth in revenue by 0.2%.
CDD net revenue for the first quarter was $690.3, a decrease of 2.0% over revenue of $704.6 in the first quarter of 2016. The decrease in net revenue was due to lower demand, driven by the previously-announced cancellation by sponsors of two large studies in late-2016 for which CDD provided central laboratory services, and slower revenue conversion from the backlog. The decrease in net revenue was also unfavorably impacted by 1.5% of foreign currency translation.
Net Cost of Revenues

	Three Months Ended March 31,
	2017	2016	Change
Net cost of revenues	$1,604.5	$1,517.9	5.7%
Cost of revenues as a % of net revenue	66.6%	66.1%
Net cost of revenues increased 5.7% during the three months ended March 31, 2017 as compared with the corresponding period in 2016. Net cost of revenues as a percentage of net revenue during the three months ended March 31, 2017 increased 0.5% as compared with the corresponding period in 2016 primarily due to the addition of clinical research associate positions within the CDD segment during the past year. The net cost of revenues was also impacted by a decrease of 0.3% due to currency fluctuations.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016	Change
Selling, general and administrative expenses	$419.4	$414.3	1.2%
Selling, general and administrative expenses as a % of net revenue	17.4%	18.1%
Selling, general and administrative expenses as a percentage of net revenue decreased to 17.4% during the three months ended March 31, 2017 as compared to 18.1% during the corresponding period in 2016.
During the three months ended March 31, 2017, the Company incurred additional legal and other costs of $0.9 relating to the recently completed acquisitions. The Company also recorded $2.6 in consulting expenses relating to fees incurred as part of its integration costs and compensation analysis relating to its acquisition of Covance on February 19, 2015 (Acquisition), along with $0.9 in short-term equity retention arrangements relating to the Acquisition. In addition, the Company incurred $2.7 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling general and administrative expenses). During the three months ended March 31, 2016, the Company incurred additional legal and other costs of $1.6 relating to the wind-down of its minimum volume contract operations. The Company also recorded $1.7 in consulting expenses relating to fees incurred as part of its Acquisition integration costs and compensation analysis, along with $1.2 in short-term equity retention arrangements relating to the Acquisition and $4.1 of accelerated equity compensation relating to the announced

INDEX

retirement of a Company executive (all recorded in selling, general and administrative expenses). In addition, the Company incurred $1.5 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad. Excluding these charges, selling, general and administrative expenses as a percentage of net revenues were 17.1% and 17.6% during the three months ended March 31, 2017 and 2016, respectively.

The decrease in selling, general and administrative expenses as a percentage of net revenue, excluding these charges, is primarily due to the impact of LaunchPad. Bad debt expense for LCD was 4.6% of net revenue for that segment during the three months ended March 31, 2017 as compared to 4.7% during the corresponding period in 2016. The decrease in selling, general and administrative expenses was also impacted by a net decrease of 0.2% due to currency fluctuations.

Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2017	2016	Change
LCD	$26.2	$23.8	10.1%
CDD	21.4	20.5	4.4%
Total amortization of intangibles and other assets	$47.6	$44.3	7.4%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after March 31, 2016.
Restructuring and Other Special Charges

	Three Months Ended March 31,
	2017	2016	Change
Restructuring and other special charges	$3.9	$19.2	(79.7)%
During the first three months of 2017, the Company recorded net restructuring and other special charges of $3.9; $1.5 within LCD and $2.4 within CDD. The charges were comprised of $2.7 related to severance and other personnel costs along with $1.6 in costs associated with facility closures. The Company reversed $0.4 in unused severance reserves.
During the first three months of 2016, the Company recorded net restructuring and other special charges of $19.2; $3.2 within LCD and $16.0 within CDD. The charges were comprised of $4.5 related to severance and other personnel costs along with $17.0 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations. The Company reversed $2.3 in unused severance reserves primarily as the result of selling one of CCD's minimum volume contract facilities to a third party.
Interest Expense

	Three Months Ended March 31,
	2017	2016	Change
Interest expense	$(52.4)	(54.5)	(3.9)%
The decrease in interest expense for the three months ended March 31, 2017 as compared with the corresponding period in 2016 is primarily due to the repayment of the 3.125% senior notes in May 2016 and reduction of the term loan balance.
Equity Method Income

	Three Months Ended March 31,
	2017	2016	Change
Equity method income	$2.3	$1.4	64.3%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The increase in income for the three months ended March 31, 2017 as compared with the corresponding period in 2016 was primarily due to the increased profitability in one of the joint ventures.
Other, net

	Three Months Ended March 31,
	2017	2016	Change
Other, net	$(3.2)	$6.7	(147.8)%

INDEX

The change in other, net for the three months ended March 31, 2017, is primarily due to a net gain on the sale of investment securities from the Company's venture fund during the three months ended March 31, 2016. Foreign currency transaction losses were $2.3 and $1.4, respectively for the 2017 and 2016 periods presented.
Income Tax Expense

	Three Months Ended March 31,
	2017	2016	Change
Income tax expense	$87.2	$89.2	(2.2)%
Income tax expense as a % of earnings before income taxes	31.2%	35.2%
The Company's 2017 tax rate for the three months ended March 31, 3017 is lower than the 2016 tax rate primarily due to a greater benefit recognized for stock-based compensation in 2017. In 2017 and 2016, the rate was favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate. The Company considers all of the foreign earnings to be permanently reinvested overseas.
Operating Results by Segment

	Three Months Ended March 31,
	2017	2016	Change
LCD	$309.5	$274.7	12.7%
LCD operating margin	18.0%	17.3%	0.7%
CDD	56.1	62.9	(10.8)%
CDD operating margin	8.1%	8.9%	(0.8)%
General corporate expenses	(32.9)	(38.1)	(13.6)%
Total	$332.7	$299.5	11.1%
LCD operating earnings were $309.5 for the three months ended March 31, 2017, an increase of 12.7% over operating earnings of $274.7 in the corresponding period of 2016. The increase in operating income was primarily due to strong revenue growth of 8.0% and savings from LaunchPad. LaunchPad remains on track to deliver net savings of $150.0 through the three-year period ending in 2017.
CDD operating earnings were $56.1 for the three months ended March 31, 2017, a decrease of 10.8% over operating earnings of $62.9 in the corresponding period of 2016. The decline was primarily due to personnel costs, and strategic investments to support future growth, partially offset by cost synergies. The Company remains on track to deliver cost synergies of $100.0 related to the integration of the Acquisition through the three-year period ending in 2017.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $32.9 for the three months ended March 31, 2017, a decrease of 13.6% over corporate expenses of $38.1 in the corresponding period of 2016. The decrease in corporate expenses in 2017 is primarily due to lower acquisition related costs.
LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's ability to generate cash and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company's senior unsecured revolving credit facility is further discussed in Note 6 (Debt) to the Company's Unaudited Condensed Consolidated Financial Statements.
During the first three months of 2017 and 2016, respectively, the Company's cash flows were as follows:

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$233.8	$127.6
Net cash used for investing activities	(245.5)	(151.6)
Net cash used for financing activities	(59.8)	(0.7)
Effect of exchange rate on changes in cash and cash equivalents	3.4	4.6
Net change in cash and cash equivalents	$(68.1)	$(20.1)
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2017 and 2016 totaled $365.5 and $696.3, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market investments, substantially all of which have original maturities of three months or less.

INDEX

Operating Activities
During the three months ended March 31, 2017, the Company's operations provided $233.8 of cash as compared to $127.6 during the same period in 2016. The $106.2 increase in cash provided from operations in 2017 as compared with the corresponding 2016 period is primarily due to higher net earnings and improved working capital management.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2017 was $245.5 as compared to $151.6 for the three months ended March 31, 2016. The $93.9 increase in cash used in investing activities was primarily due to cash paid for acquisitions and equity investments in the first quarter of 2017. Capital expenditures were $72.2 and $71.4 for the three months ended March 31, 2017 and 2016, respectively. The Company expects capital expenditures in 2017 to be approximately 3.0% of net revenues primarily in connection with projects to support growth in the Company's core businesses, including projects related to LaunchPad. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash used for financing activities for the three months ended March 31, 2017 was $59.8 compared to $0.7 for the three months ended March 31, 2016. The $59.1 increase in the cash used for financing activities for three months ended March 31, 2017, as compared to 2016, was primarily a result of the Company purchasing $148.0 of common stock offset by net debt proceeds of $65.2.
As part of its financing of the Acquisition, the Company entered into a $1,000.0 term loan in December 2014. The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty. The term loan balance at March 31, 2017 and December 31, 2016 was $565.0.

On December 19, 2014, the Company entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The outstanding balance on the Company's revolving credit facility was $96.0 and $0.0 at March 31, 2017 and December 31, 2016, respectively.
Under the term loan credit facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios that decline over time. The Company was in compliance with all covenants in the term loan credit and the revolving credit facility at March 31, 2017. As of March 31, 2017, the ratio of total debt to consolidated trailing 12 month EBITDA was 3.1 to 1.0.
The term loan credit facility accrues interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.125% to 2.00%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.125% to 1.00%. Advances under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.00 to 1.60%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.00% to 0.60%. Fees are payable on outstanding letters of credit under the revolving credit facility at a per annum rate equal to the applicable margin for LIBOR loans, and the Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.125% to 0.40%. The interest margin applicable to the credit facilities, and the facility fee and letter of credit fees payable under the revolving credit facility, are based on the Company’s senior credit ratings as determined by Standard & Poor’s and Moody’s.

As of March 31, 2017, the effective interest rate on the revolving credit facility was 2.02% and the effective interest rate on the term loan was 2.23%.
On September 30, 2016, the Company announced the successful completion of the consent solicitations for the 5.00% convertible senior notes due 2017 and 2018, acquired as part of the 2016 acquisition of Sequenom, Inc. On October 20, 2016, the Company retired $129.9 of these outstanding notes, and paid an additional $5.6 relating to the early retirement of the subsidiary indebtedness.

INDEX

As of March 31, 2017, the Company provided letters of credit aggregating $66.0, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually.
At the end of 2016, including purchase commitments that had not yet settled, the Company had outstanding authorization from the Board of Directors to purchase up to $739.5 of Company common stock. During the three months ended March 31, 2017, the Company purchased 1.1 shares of its common stock at a total cost of $148.0. The Company also initiated purchases of $8.0 which settled directly after March 31, 2017. As of March 31, 2017, including purchase commitments that had not yet settled, the Company had outstanding authorization from the Board of Directors to purchase up to $589.5 of Company common stock. The repurchase authorization has no expiration.
The Company had a $29.1 and $28.3 reserve for unrecognized income tax benefits, including interest and penalties as of March 31, 2017 and December 31, 2016, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.

Zero-coupon Subordinated Notes and Senior Notes
On March 13, 2017, the Company announced that for the period of March 12, 2017 to September 11, 2017, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 8, 2017, in addition to the continued accrual of the original issue discount.
During the three months ended March 31, 2017, the Company settled notices to convert $20.0 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $62.1. The total cash used for these settlements was $30.8 and the Company also issued 0.2 shares of common stock. As a result of these conversions, the Company also reversed deferred tax liabilities of $12.8.
On April 3, 2017, the Company also announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2017, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, June 30, 2017. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the new revolving credit facility.

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
Foreign Currency Exchange Rates
Approximately 10.2% of the Company's net revenues for the three months ended March 31, 2017 and approximately 9.7% of those for the three months ended March 31, 2016 were denominated in currencies other than the U.S. Dollar. The Company's financial statements are reported in U.S. Dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. Dollars for purposes of reporting the Company's consolidated financial results. In the first three months of 2017 and the year ended December 31, 2016, the most significant currency exchange rate exposures were to the Canadian Dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. Dollars would have impacted income before income taxes for the three months ended March 31, 2017 by approximately $1.1. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $59.3

INDEX

and $54.5 at March 31, 2017 and 2016, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2017, the Company had 13 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through April 2017 with a notional value totaling approximately $205.8. At December 31, 2016, the Company had 5 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2017 with a notional value totaling approximately $167.9.
Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of March 31, 2017, the Company had $565.0 of unhedged variable rate debt from the term loan credit facility and $96.0 outstanding on its revolving credit facility. As of December 31, 2016, the Company had no outstanding balance on its revolving credit facility and $565.0 on its term loan facility.
The Company is party to two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt.

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
ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in millions)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended March 31, 2017, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 - January 31	0.5	131.96	0.5	680.0
February 1 - February 28	0.5	135.41	0.5	615.5
March 1 - March 31	0.1	142.15	0.1	597.5
	1.1	—	1.1
The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007, including the authorization to repurchase up to $1,000.0 of the Company’s common stock announced by the Company on October 18, 2013. During the quarter ended March 31, 2017, the Company also initiated purchases of $8.0 that settled directly after March 31, 2017. At the end of the first quarter 2017, including unsettled purchase commitments, $589.5 of repurchase authorization remained under the Company's share repurchase program. The repurchase authorization has no expiration date.

Item 6. Exhibits

(a)	Exhibits

3.1*	Amended and Restated By-Laws of the Company dated January 4, 2017
12.1*	Ratio of earnings to fixed charges
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

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

April 28, 2017