Form 10-Q
period 2017-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2017-08-02
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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
The number of shares outstanding of the issuer's common stock is 101.8 million shares, net of treasury stock as of July 28, 2017.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$299.9	$433.6
Accounts receivable, net of allowance for doubtful accounts of $256.1 and $235.6 at June 30, 2017 and December 31, 2016, respectively	1,379.3	1,328.7
Unbilled services	247.3	190.0
Supplies inventories	209.9	205.2
Prepaid expenses and other	379.3	321.2
Total current assets	2,515.7	2,478.7
Property, plant and equipment, net	1,717.9	1,718.6
Goodwill, net	6,641.4	6,424.4
Intangible assets, net	3,621.2	3,400.5
Joint venture partnerships and equity method investments	67.2	57.6
Deferred income tax assets	2.1	2.1
Other assets, net	337.0	165.1
Total assets	$14,902.5	$14,247.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$491.7	$508.4
Accrued expenses and other	617.0	593.7
Unearned revenue	177.2	176.0
Short-term borrowings and current portion of long-term debt	519.6	549.5
Total current liabilities	1,805.5	1,827.6
Long-term debt, less current portion	5,608.3	5,300.0
Deferred income taxes and other tax liabilities	1,193.7	1,206.4
Other liabilities	401.0	392.0
Total liabilities	9,008.5	8,726.0
Commitments and contingent liabilities
Noncontrolling interest	15.9	15.2
Shareholders’ equity:
Common stock, 102.0 and 102.7 shares outstanding at June 30, 2017 and December 31, 2016, respectively	12.0	12.1
Additional paid-in capital	1,972.7	2,131.7
Retained earnings	5,336.6	4,955.8
Less common stock held in treasury	(1,058.9)	(1,012.7)
Accumulated other comprehensive income	(384.3)	(581.1)
Total shareholders’ equity	5,878.1	5,505.8
Total liabilities and shareholders’ equity	$14,902.5	$14,247.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$2,498.4	$2,382.0	$4,906.5	$4,677.2
Reimbursable out-of-pocket expenses	44.5	48.7	83.4	121.5
Total revenues	2,542.9	2,430.7	4,989.9	4,798.7

Net cost of revenues	1,636.6	1,555.2	3,241.1	3,073.1
Reimbursable out-of-pocket expenses	44.5	48.7	83.4	121.5
Total cost of revenues	1,681.1	1,603.9	3,324.5	3,194.6
Gross profit	861.8	826.8	1,665.4	1,604.1
Selling, general and administrative expenses	435.3	409.4	854.7	823.7
Amortization of intangibles and other assets	51.4	45.3	99.0	89.6
Restructuring and other special charges	39.1	6.6	43.0	25.8
Operating income	336.0	365.5	668.7	665.0
Other income (expenses):
Interest expense	(55.0)	(53.5)	(107.4)	(108.0)
Equity method income, net	4.5	1.9	6.8	3.3
Investment income	0.4	0.4	0.7	0.9
Other, net	(0.8)	(2.4)	(4.0)	4.3
Earnings before income taxes	285.1	311.9	564.8	565.5
Provision for income taxes	96.2	107.5	183.4	196.7
Net earnings	188.9	204.4	381.4	368.8
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.6)
Net earnings attributable to Laboratory Corporation of America Holdings	$188.6	$204.1	$380.8	$368.2

Basic earnings per common share	$1.84	$2.00	$3.71	$3.61
Diluted earnings per common share	$1.82	$1.96	$3.66	$3.54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$188.9	$204.4	$381.4	$368.8
Foreign currency translation adjustments	157.2	(95.9)	216.5	(41.4)
Net benefit plan adjustments	0.5	(2.2)	1.1	1.2
Other comprehensive earnings before tax	157.7	(98.1)	217.6	(40.2)
Provision for income tax related to items of other comprehensive earnings	(14.9)	(1.0)	(20.8)	(30.2)
Other comprehensive earnings, net of tax	142.8	(99.1)	196.8	(70.4)
Comprehensive earnings	331.7	105.3	578.2	298.4
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.6)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$331.4	$105.0	$577.6	$297.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2015	$12.0	$1,974.5	$4,223.7	$(978.1)	$(287.0)	$4,945.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	368.2	—	—	368.2
Other comprehensive loss, net of tax	—	—	—	—	(70.4)	(70.4)
Issuance of common stock under employee stock plans	0.1	40.6	—	—	—	40.7
Surrender of restricted stock and performance share awards	—	—	—	(33.1)	—	(33.1)
Conversion of zero-coupon convertible debt	—	4.9	—	—	—	4.9
Stock compensation	—	57.6	—	—	—	57.6
BALANCE AT JUNE 30, 2016	$12.1	$2,077.6	$4,591.9	$(1,011.2)	$(357.4)	$5,313.0

BALANCE AT DECEMBER 31, 2016	$12.1	$2,131.7	$4,955.8	$(1,012.7)	$(581.1)	$5,505.8
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	380.8	—	—	380.8
Other comprehensive loss, net of tax	—	—	—	—	196.8	196.8
Issuance of common stock under employee stock plans	0.1	31.3	—	—	—	31.4
Surrender of restricted stock and performance share awards	—	—	—	(46.2)	—	(46.2)
Conversion of zero-coupon convertible debt	—	12.8	—	—	—	12.8
Stock compensation	—	52.7	—	—	—	52.7
Purchase of common stock	(0.2)	(255.8)	—	—	—	(256.0)
BALANCE AT JUNE 30, 2017	$12.0	$1,972.7	$5,336.6	$(1,058.9)	$(384.3)	$5,878.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$381.4	$368.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	255.1	247.8
Stock compensation	52.7	57.6
Loss/(gain) on sale of assets	0.6	(7.9)
Accreted interest on zero-coupon subordinated notes	0.2	0.9
Cumulative earnings less than distributions from equity method investments	(4.0)	0.1
Asset impairment	15.1	—
Deferred income taxes	(4.6)	15.0
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(35.4)	(99.6)
Increase in unbilled services	(56.6)	(50.4)
(Increase) decrease in inventories	(0.7)	0.6
(Increase) decrease in prepaid expenses and other	(20.0)	3.4
Decrease in accounts payable	(29.0)	(54.3)
Increase in unearned revenue	1.1	32.7
Decrease in accrued expenses and other	(11.4)	(37.6)
Net cash provided by operating activities	544.5	477.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(141.5)	(138.4)
Proceeds from sale of assets	1.0	21.3
Proceeds from sale of investment	—	12.7
Acquisition of licensing technology	(2.3)	—
Investments in equity affiliates	(26.1)	(9.9)
Acquisition of businesses, net of cash acquired	(568.0)	(144.1)
Net cash used for investing activities	(736.9)	(258.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	749.7	—
Payments on revolving credit facilities	(440.7)	—
Payments on senior notes	—	(325.0)
Payments on zero-coupon subordinated notes	(31.2)	(13.7)
Noncontrolling interest distributions	(0.5)	(1.6)
Deferred payments on acquisitions	(1.5)	(5.8)
Payments on long-term lease obligations	(4.3)	(3.0)
Net proceeds from issuance of stock to employees	31.4	40.7
Purchase of common stock	(256.0)	—
Net cash provided by (used for) financing activities	46.9	(308.4)
Effect of exchange rate changes on cash and cash equivalents	11.8	12.9
Net decrease in cash and cash equivalents	(133.7)	(76.8)
Cash and cash equivalents at beginning of period	433.6	716.4
Cash and cash equivalents at end of period	$299.9	$639.6

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
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 14 (Business Segment Information). During the three months ended June 30, 2017, LCD and CDD contributed 72.0% and 28.0%, respectively, of net revenues to the Company. During the six months ended June 30, 2017, LCD and CDD contributed 71.7% and 28.3%, respectively, of net revenues to the Company.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles (GAAP). The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The standard will be effective for the Company beginning January 1, 2018.
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
In February 2016, the FASB issued a new accounting standard that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for based on guidance similar to current guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company has selected its leasing software solution and is evaluating the impact that this new standard will have on the consolidated financial statements.
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
In August 2016, the FASB issued a new accounting standard that will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective on January 1, 2018, and will require adoption on a retrospective basis. The Company expects the adoption of this standard to reclassify interest paid on its zero-coupon subordinated notes from a financing activity to an operating activity and potentially to impact the classification of deferred acquisition payments depending upon timing and amount of final payout.
In January 2017, the FASB issued a new accounting standard that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. This update is effective on January 1, 2018, with early adoption permitted. This adoption of this standard is not expected to have a material impact on the consolidated financial statements.
In January 2017, the FASB issued a new accounting standard that eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for public business entities for the first interim and annual reporting periods beginning after January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this standard effective January 1, 2017, and will utilize this approach for any interim or annual goodwill impairment tests performed in 2017.
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
In May 2017, the FASB issued a new accounting standard that amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This update is effective on January 1, 2018, with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.
Reclassifications
The Company changed its financial statement classification for certain gross receipts taxes in 2016, removing these taxes from its provision for income taxes and moving this expense into selling, general and administrative expenses. Certain gross receipts taxes of $1.4 and $3.8 were reclassified in the three and six months ended June 30, 2016, respectively.
In March 2016, the FASB issued a new accounting standard intended to simplify aspects of share-based payment accounting.  The standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The Company early adopted this standard in the quarter ended September 30, 2016. As a result of the adoption, a tax benefit of $5.9 and $9.8 was recorded for the three and six months ended June 30, 2016, respectively. Weighted average diluted shares for the three and six months ended June 30, 2016 increased by 0.2 and 0.2 due to the adoption of this standard.

2.	BUSINESS ACQUISITIONS
During the six months ended June 30, 2017, the Company acquired various laboratories and related assets for approximately $568.0 in cash (net of cash acquired). The purchase consideration for these acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $229.1 in identifiable intangible assets (primarily customer relationships and non-compete agreements) and a residual amount of goodwill of approximately $141.3. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.
On May 4, 2017, the Company completed the acquisition of Pathology Associates Medical Laboratories (PAML), one of the nation’s premier medical reference laboratories and a healthcare solutions company. With the acquisition of PAML, the Company assumes PAML’s ownership interests in five joint ventures. The Company's acquisition of PAML represents the first step in completing the transaction. During 2017 and into 2018, the Company will acquire the ownership interests in four of the joint ventures and will continue to evaluate future options for their interests in the remaining joint venture. The purchase consideration for the transaction has been preliminarily allocated to the estimated fair market value of the net assets acquired. The amounts paid in advance for the ownership interest in the four joint ventures are included in other assets on the condensed consolidated balance sheet. The total purchase consideration for the transaction, inclusive of the amounts for the future acquisition of the ownership interests in the four joint ventures, is classified as cash paid for acquisition of a business on the condensed consolidated statement of cash flows.
While the purchase price allocations for PAML and one of the Company's 2016 fourth quarter acquisitions are substantially complete, they are still preliminary and subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to intangible assets, goodwill, investment in joint ventures and the impact of finalizing deferred taxes. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. The Company expects these purchase price allocations to be finalized within a year from each acquisition date. Any adjustments will be recorded in the period in which they are identified.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2017			2016			2017			2016
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$188.6	102.4	$1.84	$204.1	102.2	$2.00	$380.8	102.5	$3.71	$368.2	101.9	$3.61
Dilutive effect of employee stock options and awards	—	1.2		—	1.3		—	1.4		—	1.4
Effect of convertible debt	—	0.1		—	0.6		—	0.1		—	0.6
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$188.6	103.7	$1.82	$204.1	104.1	$1.96	$380.8	104.0	$3.66	$368.2	103.9	$3.54
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	0.1	—	0.1	—

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the first six months of 2017, the Company recorded net restructuring and other special charges of $43.0; $8.9 within LCD and $34.1 within CDD. The charges were comprised of $22.5 related to severance and other personnel costs along with $5.9 in costs associated with facility closures and general integration initiatives. The charges were offset by the reversal of previously established reserves of $0.4 in unused severance reserves and $0.1 in unused facility-related costs. Also included in the net restructuring and other special charges is an impairment loss of $15.1 related to the termination of a software development project.
The Company incurred legal and other costs of $6.6 relating to recent acquisition activity. The Company also recorded $4.9 in consulting expenses relating to fees incurred as part of its integration and compensation analysis, along with $0.9 in short-term equity retention arrangements relating to the Covance Inc. acquisition (Acquisition). In addition, the Company incurred $5.5 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative (all recorded in selling, general and administrative expenses).
During the first six months of 2016, the Company recorded net restructuring and other special charges of $25.8; $2.8 within LCD and $23.0 within CDD. The charges were comprised of $9.0 related to severance and other personnel costs along with $21.6 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations. The Company reversed previously established reserves of $2.6 in unused severance reserves primarily as the result of selling one of CDD's minimum volume contract facilities to a third party and $2.2 for costs related to unused facilities.
The Company incurred additional legal and other costs of $2.7 relating to the wind-down of its minimum volume contract operations. The Company also recorded $5.7 in consulting expenses relating to fees incurred as part of its integration and compensation analysis, along with $1.7 in short-term equity retention arrangements relating to the Acquisition and $4.5 of accelerated equity compensation relating to the announced retirement of a Company executive. In addition, the Company incurred $3.4 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative (all recorded in selling, general and administrative expenses). In conjunction with certain international legal entity tax structuring, the Company recorded a one-time tax liability of $1.1.
The following represents the Company’s restructuring reserve activities for the period indicated:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	LCD		CDD
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2016	$7.5	$14.1	$28.2	$32.5	$82.3
Restructuring charges	6.7	2.6	15.8	18.4	43.5
Reduction of prior restructuring accruals	(0.3)	(0.1)	(0.1)	—	(0.5)
Cash payments and other adjustments	(10.5)	(2.7)	(22.6)	(19.6)	(55.4)
Balance as of June 30, 2017	$3.4	$13.9	$21.3	$31.3	$69.9
Current					$37.8
Non-current					32.1
					$69.9
Certain restructuring reserves for lease and other facility costs, totaling $9.8 as of December 31, 2016, have been reclassified from the LCD segment to the CDD segment.

5.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2017 and for the year ended December 31, 2016 are as follows:

	LCD		CDD		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Balance as of January 1	$3,644.8	$3,137.7	$2,779.6	$3,064.4	$6,424.4	$6,202.1
Goodwill acquired during the period	139.5	398.3	1.8	—	141.3	398.3
Adjustments to goodwill	(5.2)	108.8	80.9	(284.8)	75.7	(176.0)
Balance at end of period	$3,779.1	$3,644.8	$2,862.3	$2,779.6	$6,641.4	$6,424.4
 The components of identifiable intangible assets are as follows:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,538.7	$(930.7)	$2,608.0	$3,275.3	$(855.2)	$2,420.1
Patents, licenses and technology	403.9	(175.4)	228.5	395.3	(163.3)	232.0
Non-compete agreements	82.8	(45.2)	37.6	53.0	(42.1)	10.9
Trade names	413.5	(155.6)	257.9	406.3	(141.6)	264.7
Land use right	10.0	(2.0)	8.0	10.0	(1.4)	8.6
Canadian licenses	481.2	—	481.2	464.2	—	464.2
	$4,930.1	$(1,308.9)	$3,621.2	$4,604.1	$(1,203.6)	$3,400.5
Amortization of intangible assets for the three-month periods ended June 30, 2017 and 2016 was $51.4 and $45.3, respectively, and $99.0 and $89.6 for the six-month periods ended June 30, 2017 and 2016. Amortization expense for the net carrying amount of intangible assets is estimated to be $92.3 for the remainder of fiscal 2017, $188.9 in fiscal 2018, $181.3 in fiscal 2019, $174.0 in fiscal 2020, $170.8 in fiscal 2021 and $2,228.7 thereafter.
Based upon performance in the first half of 2017, the Company will continue to monitor the financial performance of, and assumptions for, two of the CDD reporting units for which an income approach for goodwill impairment was performed in 2016. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's operating income as presented in its Consolidated Statement of Operations.

6.	DEBT
Short-term borrowings and the current portion of long-term debt at June 30, 2017 and December 31, 2016 consisted of the following:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	June 30, 2017	December 31, 2016
Zero-coupon convertible subordinated notes	$11.4	$42.4
2.20% senior notes due 2017	500.0	500.0
Debt issuance costs	(0.9)	(1.3)
Current portion of capital leases	7.7	8.4
Current portion of note payable	1.4	—
Total short-term borrowings and current portion of long-term debt	$519.6	$549.5
Long-term debt at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
2.50% senior notes due 2018	$400.0	$400.0
4.625% senior notes due 2020	612.0	614.6
2.625% senior notes due 2020	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
3.20% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.60% senior notes due 2025	1,000.0	1,000.0
4.70% senior notes due 2045	900.0	900.0
Revolving credit facility	309.0	—
Term loan	565.0	565.0
Debt issuance costs	(39.4)	(43.0)
Capital leases	54.1	56.2
Note payable	7.6	7.2
Total long-term debt	$5,608.3	$5,300.0
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
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets and added to the value of the senior notes, with an aggregate fair value of $12.0 at June 30, 2017 and $14.6 at December 31, 2016.
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
During the six months ended June 30, 2017, the Company settled notices to convert $20.5 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $63.1. The total cash used for these settlements was $31.2 and the Company also issued 0.2 shares of common stock. As a result of these conversions, the Company also reversed deferred tax liabilities of $12.8.
On July 3, 2017, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

beginning July 1, 2017 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, September 29, 2017. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
Credit Facilities
As part of its financing of the Acquisition, the Company entered into a $1,000.0 term loan in December 2014. The term loan credit facility will mature five years after the closing date of the Acquisition and may be prepaid without penalty. The term loan balance at June 30, 2017 and December 31, 2016 was $565.0.
On December 19, 2014, the Company entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $250.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $125.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The outstanding balance on the Company's revolving credit facility was $309.0 and $0.0 at June 30, 2017 and December 31, 2016, respectively.
Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios that decline over time. The Company was in compliance with all covenants in the term loan facility and the revolving credit facility at June 30, 2017. As of June 30, 2017, the ratio of total debt to consolidated trailing 12 month EBITDA was 3.2 to 1.0.
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
As of June 30, 2017, the effective interest rate on the revolving credit facility was 2.29% and the effective interest rate on the term loan was 2.48%.
7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2017 and December 31, 2016.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2016	125.6	(22.9)	102.7
Common stock issued under employee stock plans	1.2	—	1.2
Common stock issued upon conversion of zero-coupon subordinated notes	0.2	—	0.2
Surrender of restricted stock and performance share awards	—	(0.3)	(0.3)
Retirement of common stock	(1.8)	—	(1.8)
Common shares at June 30, 2017	125.2	(23.2)	102.0
 Share Repurchase Program
At the end of 2016, the Company had outstanding authorization from the Board of Directors to purchase up to $739.5 of Company common stock. During the six months ended June 30, 2017, the Company purchased 1.9 shares of its common stock at a total cost of $256.0 (inclusive of 0.1 shares of common stock at a cost of $6.0 representing committed purchases as of December 31, 2016

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

that settled in early 2017). As of June 30, 2017, the Company had outstanding authorization from the Board of Directors to purchase up to $489.5 of Company common stock. The repurchase authorization has no expiration.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2016	$(470.7)	$(110.4)	$(581.1)
Other comprehensive earnings before reclassifications	216.5	2.1	218.6
Amounts reclassified from accumulated other comprehensive earnings to the Condensed Consolidated Statement of Operations (a)	—	(1.0)	(1.0)
Tax effect of adjustments	(20.0)	(0.8)	(20.8)
Balance at June 30, 2017	$(274.2)	$(110.1)	$(384.3)
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
The gross unrecognized income tax benefits were $16.7 and $18.4 at June 30, 2017 and December 31, 2016, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of June 30, 2017 and December 31, 2016, $16.7 and $18.4, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $8.1 and $9.9 as of June 30, 2017 and December 31, 2016, respectively.
The valuation allowance provided as a reserve against certain deferred tax assets is $32.1 and $31.3 as of June 30, 2017 and December 31, 2016, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2012. Substantially all material state and local and foreign income tax matters have been concluded through 2011 and 2004, respectively.
The Internal Revenue Service concluded the examination of the Company's 2014 federal consolidated income tax return in 2016, which did not include Covance Inc. Covance Inc.'s 2013 federal consolidated income tax return is currently under examination by the Internal Revenue Service. The Canada Revenue Agency is currently examining the Company's Canadian subsidiaries' 2013 and 2014 tax returns. The Company has various state and foreign income tax examinations ongoing throughout the year. The Company believes adequate provisions have been recorded related to all open tax years.

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
On November 4, 2013, the State of Florida through the Office of the Attorney General filed an Intervention Complaint in a False Claims Act lawsuit, State of Florida ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., in the Circuit Court for the Second Judicial Circuit for Leon County. The lawsuit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and legal expenses. The Company's Motion to Dismiss was denied in February 2015. In December 2016, the Court granted the Company's Motion for Partial Summary Judgment. In April 2017, the Company filed a Motion for Summary Judgment. On June 19, 2017, the parties filed a Notice of Settlement in Principle, and the settlement is currently being finalized. Should the settlement not be finalized, the Company will vigorously defend the remaining claims in the lawsuit.
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
On June 7, 2012, the Company was served with a putative class action lawsuit, Yvonne Jansky v. Laboratory Corporation of America, et al., filed in the Superior Court of the State of California, County of San Francisco. The lawsuit alleged that the defendants committed unlawful and unfair business practices, and violated various other state laws by changing screening codes to diagnostic codes on laboratory test orders, thereby resulting in customers being responsible for co-payments and other debts. The lawsuit sought injunctive relief, actual and punitive damages, as well as recovery of attorney's fees, and legal expenses. In June 2015, Plaintiff's Motion for Class Certification was denied. The Plaintiff appealed the denial of Class Certification, and the Court of Appeal affirmed the denial of the Motion for Class Certification on January 20, 2017. On July 26, 2017, the parties reached a settlement of the Plaintiff's individual claim, and the lawsuit was dismissed on July 26, 2017.
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
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers’ Compensation Statutes. The lawsuit seeks injunctive relief and actual and statutory damages, as well as recovery of attorney's fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for Judgment on the Pleadings. The Plaintiff has appealed the Circuit Court’s ruling to the Florida Second District Court of Appeal. The Company will vigorously defend the lawsuit.
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
Prior to the Company’s acquisition of Sequenom, between August 15, 2016, and August 24, 2016, six putative class-action lawsuits were filed on behalf of purported Sequenom stockholders (captioned Malkoff v. Sequenom, Inc., et al., No. 16-cv-02054- JAH-BLM, Gupta v. Sequenom, Inc., et al., No. 16-cv-02084-JAH-KSC, Fruchter v. Sequenom, Inc., et al., No. 16-cv-02101- WQH-KSC, Asiatrade Development Ltd. v. Sequenom, Inc., et al., No. 16-cv-02113-AJB-JMA, Nunes v. Sequenom, Inc., et al., No. 16-cv-02128-AJB-MDD, and Cusumano v. Sequenom, Inc., et al., No. 16-cv-02134-LAB-JMA) in the United States District Court for the Southern District of California challenging the acquisition transaction. The complaints asserted claims against Sequenom and members of its Board of Directors (the Individual Defendants). The Nunes action also named the Company and Savoy Acquisition Corp. (Savoy), a wholly owned subsidiary of the Company, as defendants. The complaints alleged that the defendants violated Sections 14(e), 14(d)(4) and 20 of the Securities Exchange Act of 1934 by failing to disclose certain allegedly material information. In addition, the complaints in the Malkoff action, Asiatrade action, and Cusumano action alleged that the Individual Defendants breached their fiduciary duties to Sequenom shareholders. The actions sought, among other things, injunctive relief enjoining the merger. On August 30, 2016, the parties entered into a Memorandum of Understanding (MOU) in each of the above-referenced actions. In connection with the settlement, Sequenom agreed to make certain additional disclosures to its stockholders. In September 6, 2016, the Court entered an order consolidating for all pre-trial purposes the six individual actions described above under the caption In re Sequenom, Inc. Shareholder Litig., Lead Case No. 16-cv-02054-JAH-BLM, and designating the complaint from the Malkoff action as the operative complaint for the consolidated action. On November 11, 2016, two competing motions were filed by two separate stockholders (James Reilly and Shikha Gupta) seeking appointment as lead plaintiff under the terms of the Private Securities Litigation Reform Act of 1995. On June 7, 2017, the Court entered an order declaring Mr. Reilly as the lead plaintiff and approving Mr. Reilly’s selection of lead counsel. The parties agree that the prior MOU has been terminated. The Court has set a schedule for the filing of a consolidated Amended Complaint and briefing for the Defendants’ Motion to Dismiss. The Company will vigorously defend the lawsuit.
On August 3, 2016, the Company was served with a putative class action lawsuit, Daniel L. Bloomquist v. Covance Inc., et al., filed in the Superior Court of California, County of San Diego. The complaint alleges that Covance Inc. violated the California Labor Code and California Business & Professions Code by failing to provide overtime wages, failing to provide meal and rest periods, failing to pay for all hours worked, failing to pay for all wages owed upon termination, and failing to provide accurate itemized wage statements to Clinical Research Associates and Senior Clinical Research Associates employed by Covance Inc. in California. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. On October 13, 2016, the case was removed to the United States District Court for the Southern District of California. On May 3, 2017, the United States District Court for the Southern District of California remanded the case back to the Superior Court. The Company will vigorously defend the lawsuit.
On February 7, 2017, Sequenom received a subpoena from the U.S. Securities and Exchange Commission (SEC) relating to an SEC investigation into the trading activity of Sequenom shares in connection with the Company’s July 2016 announcement regarding the Sequenom merger. On March 7, 2017, the Company received a similar subpoena. The Company is cooperating with these requests.
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the United States District Court for the Middle District of North Carolina. The complaint

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

alleges that the Company’s patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs’ Complaint and Strike Class Allegation; this motion is currently pending. The Company will vigorously defend the lawsuit.
On May 24, 2017, a putative class action lawsuit, Maria T. Gonzalez, et al. v. Examination Management Services, Inc. and Laboratory Corporation of America Holdings, was filed against the Company in the United States District Court for the Southern District of California. The complaint alleges that the Company misclassified phlebotomists as independent contractors through an arrangement with the co-Defendant temporary staffing agency. The complaint further alleges that the Company violated the California Labor Code and California Business and Professions Code by failing to pay minimum wage, failing to pay for all hours worked, failing to pay for all wages owed upon termination, and failing to provide accurate itemized wage statements. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per-occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of June 30, 2017, the Company had provided letters of credit aggregating approximately $66.0, primarily in connection with certain insurance programs. The Company’s availability under its revolving credit facility is reduced by the amount of these letters of credit.

10.	PENSION AND POST-RETIREMENT PLANS
The Company’s defined contribution retirement plan (401K Plan) covers substantially all pre-Acquisition employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $14.1 and $13.8 for the three months ended June 30, 2017 and 2016, respectively, and was $28.7 and $27.2 during the six months ended June 30, 2017 and 2016, respectively. As a result of the Acquisition, the Company also incurred expense of $13.6 and $12.8 for the Covance 401K plan during the three months ended June 30, 2017 and 2016, respectively, and $28.6 and $26.5 during six months ended June 30, 2017 and 2016, respectively. All of the Covance U.S. employees are eligible to participate in the discretionary Covance 401K plan, which features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions.
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
The Company maintains a second, unfunded, non-contributory, non-qualified defined benefit retirement plan (PEP), which as of December 31, 2009 covered substantially all of its senior management group. The PEP supplements the Company Plan and was closed to new participants effective January 1, 2010.
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost for administrative expenses	$1.4	$1.2	$2.8	$2.4
Interest cost on benefit obligation	3.5	3.9	7.2	7.8
Expected return on plan assets	(4.1)	(4.2)	(8.2)	(8.4)
Net amortization and deferral	2.7	2.8	5.5	5.6
Defined benefit plan costs	$3.5	$3.7	$7.3	$7.4
During the three and six months ended June 30, 2017, the Company contributed $3.2 and $5.6, respectively, to the Company Plan.
As a result of the Acquisition, the Company also has a frozen non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company who were

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

formerly employees of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of the net periodic pension cost for the three and six months ended June 30, 2017 and June 30, 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$0.1	$0.2	$0.1	$0.4
Settlement gain	(0.1)	—	(0.2)	—
Net periodic pension cost	$—	$0.2	$(0.1)	$0.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost on benefit obligation	0.1	0.1	0.2	0.2
Net amortization and deferral	(1.7)	(4.2)	(3.4)	(8.0)
Post-retirement medical plan benefits	$(1.6)	$(4.1)	$(3.2)	$(7.8)
Also as a result of the Acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. Effective January 1, 2017, this Plan ceased directly providing medical, prescription drug and dental coverage options previously available to eligible participants. Instead, the Company will fund the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by non-Medicare eligible participants to purchase health care insurance through insurance exchanges. The net periodic post-retirement benefit cost for the three months ended June 30, 2017 and 2016 was $0.5 and $0.4, respectively, and was $1.0 and $0.8 for the six months ended June 30, 2017 and 2016, respectively.
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

	United Kingdom Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost for administrative expenses	$0.9	$0.8	$1.8	$1.6
Interest cost on benefit obligation	1.9	2.2	3.7	4.4
Expected return on plan assets	(2.9)	(3.1)	(5.6)	(6.2)
Net (gain) from prior periods	0.2	—	0.4	—
Defined benefit plan costs	$0.1	$(0.1)	$0.3	$(0.2)

Assumptions used to determine defined benefit plan cost
Discount rate	2.7%	3.8%	2.7%	3.8%
Expected return on assets	4.7%	5.6%	4.7%	5.6%
Salary increases	3.8%	3.6%	3.8%	3.6%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	German Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost for administrative expenses	$0.3	$0.2	$0.5	$0.5
Interest cost on benefit obligation	0.1	0.2	0.3	0.3
Net amortization and deferral	—	(0.1)	—	(0.1)
Defined benefit plan costs	$0.4	$0.3	$0.8	$0.7

Assumptions used to determine defined benefit plan cost
Discount rate	1.7%	2.5%	1.7%	2.5%
Expected return on assets	N/A	N/A	N/A	N/A
Salary increases	2.0%	2.0%	2.0%	2.0%

11.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2017 and December 31, 2016 is as follows:

		Fair Value Measurements as of
	Fair Value as of	June 30, 2017
		Using Fair Value Hierarchy
	June 30, 2017	Level 1	Level 2	Level 3
Noncontrolling interest put	$15.9	$—	$15.9	$—
Interest rate swap	12.0	—	12.0	—
Cash surrender value of life insurance policies	58.8	—	58.8	—
Deferred compensation liability	59.6	—	59.6	—
Contingent consideration	16.0	—	—	16.0

		Fair Value Measurements as of
	Fair Value as of	December 31, 2016
		Using Fair Value Hierarchy
	December 31, 2016	Level 1	Level 2	Level 3
Noncontrolling interest put	$15.2	$—	$15.2	$—
Interest rate swap	14.6	—	14.6	—
Cash surrender value of life insurance policies	53.6	—	53.6	—
Deferred compensation liability	54.2	—	54.2	—
Contingent consideration	16.8	—	—	16.8
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

coupon subordinated notes, based on market pricing, was approximately $23.4 and $79.3 as of June 30, 2017 and December 31, 2016, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $5,357.9 and $5,254.5 as of June 30, 2017 and December 31, 2016, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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
Interest Rate Swap
The Company is party to two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $12.0 and $14.6 at June 30, 2017 and December 31, 2016, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.
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

The Company believes these embedded derivatives had no fair value at June 30, 2017 and December 31, 2016. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016, respectively.
Other Derivative Instruments
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of June 30, 2017 and December 31, 2016.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2017	2016
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$102.2	$103.6
Income taxes, net of refunds	127.9	161.6
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$46.2	$33.1
Conversion of zero-coupon convertible debt	12.8	4.9
Assets acquired under capital leases	0.9	9.5
Increase in accrued property, plant and equipment	2.8	1.7

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

14.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2017 and 2016. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes its business unit operations for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017		2016	2017	2016
Net revenues:
LCD	$1,799.1		$1,659.7	$3,517.0	$3,250.3
CDD	699.7		722.4	1,390.0	1,427.1
Intercompany eliminations	(0.4)		(0.1)	(0.5)	(0.2)
Net revenues	2,498.4		2,382.0	4,906.5	4,677.2

Operating earnings:
LCD	334.5	—	329.6	644.0	604.3
CDD	35.8		74.7	91.9	138.4
Unallocated corporate expenses	(34.3)		(38.8)	(67.2)	(77.7)
Total operating income	336.0		365.5	668.7	665.0
Other income (expense), net	(50.9)		(53.6)	(103.9)	(99.5)
Earnings before income taxes	285.1		311.9	564.8	565.5
Provision for income taxes	96.2		107.5	183.4	196.7
Net earnings	188.9		204.4	381.4	368.8
Less income attributable to noncontrolling interests	(0.3)		(0.3)	(0.6)	(0.6)
Net income attributable to Laboratory Corporation of America Holdings	$188.6		$204.1	$380.8	$368.2

15.	SUBSEQUENT EVENT

On July 31, 2017, the Company announced that it will acquire Chiltern, a specialty contract research organization, pursuant to a definitive agreement with Chiltern’s shareholders in an all-cash transaction valued at approximately $1,200.0. The Company expects to fund the acquisition through a combination of bank financing and bonds. The transaction is subject to regulatory and customary closing conditions, and is expected to close in the fourth quarter, 2017. Once the transaction is complete, Chiltern will become part of the Company's CDD segment.

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

1.
changes in government and third-party payer regulations or coverage policies or other future reforms in the healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., health insurance exchanges), affecting governmental and third-party coverage or reimbursement for commercial laboratory testing;

2.
significant monetary damages, fines, penalties, assessments, refunds, repayments, unanticipated compliance expenditures and/or exclusion or disbarment from or ineligibility to participate in government programs, among other adverse consequences, arising from enforcement of anti-fraud and abuse laws, and other laws applicable to the Company in jurisdictions in which the Company conducts business;

3.
significant fines, penalties, costs, unanticipated compliance expenditures and/or damage to the Company’s reputation arising from the failure to comply with national, state or local privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, the European Union's General Data Protection Regulation and similar laws and regulations in jurisdictions in which the Company conducts business;

4.
loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of applicable national, state, or local licensing laws or regulations regarding the operation of clinical laboratories and the delivery of clinical laboratory test results, including, but not limited to, the Clinical Laboratory Improvement Act of 1967 and the U.S. Clinical Laboratory Improvement Amendments of 1988 and similar laws and regulations in jurisdictions in which the Company conducts business;

5.
penalties or loss of license arising from the failure to comply with applicable national, state or local occupational and workplace safety laws and regulations, including the U.S. Occupational Safety and Health Administration requirements and the U.S. Needlestick Safety and Prevention Act and similar laws and regulations in other jurisdictions in which the Company conducts business;

6.
fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice regulations and similar requirements of various regulatory agencies in jurisdictions in which the Company conducts business;

7.
sanctions or other remedies, including fines, unanticipated compliance expenditures, enforcement actions, injunctions or criminal prosecution arising from failure to comply with the Animal Welfare Act or similar national, state and local laws and regulations in jurisdictions in which the Company conducts business;

8.	changes in testing guidelines or recommendations by government agencies, medical specialty societies and other authoritative bodies affecting the utilization of laboratory tests;

9.
changes in national, state or local government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests, drug development, or the conduct of drug development studies and trials, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the U.K., the China Food and Drug Administration, the Pharmaceutical and Medical Devices Agency in Japan, the European Medicines Agency and similar regulations and policies of agencies in other jurisdictions in which the Company conducts business;

10.
changes in government regulations or reimbursement pertaining to the biopharmaceutical industry, changes in reimbursement of biopharmaceutical products or reduced spending on research and development by biopharmaceutical customers;

INDEX

11.	liabilities that result from the failure to comply with corporate governance requirements;

12.
increased competition, including price competition, potential reduction in rates in response to price transparency and consumerism, competitive bidding and/or changes or reductions to fee schedules and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

13.
changes in payer mix or payment structure, including insurance carrier participation in health insurance exchanges, an increase in capitated reimbursement mechanisms, the impact of a shift to consumer-driven health plans or plans carrying an increased level of member cost-sharing and adverse changes in payer reimbursement or payer coverage policies (implemented directly or through a third-party utilization management organization) related to specific diagnostic tests, categories of testing or testing methodologies;

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

18.	failure to effectively develop and deploy new systems, system modifications or enhancements required in response to evolving market and business needs;

19.	customers choosing to insource services that are or could be purchased from the Company;

20.	failure to identify, successfully close and effectively integrate and/or manage acquisitions of new businesses;

21.	inability to achieve the expected benefits and synergies of newly-acquired businesses, and impact on the Company's cash position, levels of indebtedness and stock price;

22.	termination, loss, delay, reduction in scope or increased costs of contracts, including large contracts and multiple contracts;

23.	liability arising from errors or omissions in the performance of contract research services or other contractual arrangements;

24.	failure to successfully obtain, maintain and enforce intellectual property rights and defend against challenges to the Company’s intellectual property rights;

25.	changes or disruption in services or supplies provided by third parties, including transportation;

26.	damage or disruption to the Company's facilities;

27.
damage to the Company's reputation, loss of business or other harm from acts of animal rights extremists or potential harm and/or liability arising from animal research activities or the provision of animal research products;

28.	adverse results in litigation matters;

29.	inability to attract and retain experienced and qualified personnel;

30.
failure to develop or acquire licenses for new or improved technologies, such as point-of-care testing, mobile health technologies and digital pathology, or potential use of new technologies by customers and/or consumers to perform their own tests;

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

INDEX

36.
a failure in the Company's information technology systems, including with respect to testing turnaround time and billing processes, or the failure to maintain the security of business information or systems or to protect against cyber security attacks such as denial of service attacks, malware, ransomware and computer viruses, or delays or failures in the development and implementation of the Company’s automation platforms, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

37.
business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, general labor unrest or failure to comply with labor or employment laws;

38.
failure to maintain the Company's days sales outstanding and/or bad debt expense levels including a negative impact on the Company's reimbursement, cash collections and profitability arising from unfavorable changes in third-party payer policies, payment delays introduced by third party utilization management organizations and continued market shift to plan designs with higher patient out-of-pocket costs;

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

43.
expenses and risks associated with international operations, including, but not limited to, compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, other global anti-corruption laws and regulations, trade sanction laws and regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions;

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
GENERAL (dollars in millions, except per share data)

During the first six months of 2017, LCD experienced strong revenue growth, driven by acquisitions as well as organic growth, which was tempered by the decline in CDD revenue primarily relating to the cancellation by sponsors of two large studies in late 2016 and an unfavorable currency impact. The company defines organic growth as the increase in revenue excluding revenue from acquisitions for the first twelve months after the close of each acquisition.
On April 25, 2017, the Company announced that it was expanding its LaunchPad initiative to include its CDD segment. The application of this initiative to CDD will consist of two phases implemented over three years. The first phase is intended to better align CDD's resources with its near-term outlook, and, in connection with the implementation of the first phase, on April 24, 2017, the Company committed to carry out a reduction in workforce in 2017.The first phase is currently underway and is expected to generate pre-tax savings of approximately $20.0 in 2017 and approximately $45.0 on an annualized basis thereafter, with pre-tax charges of $30.0 primarily related to severance costs, expected to be approximately $14.0 and related facility closure costs, expected to be approximately $16.0 in 2017. The second phase will focus on long-term structural changes designed to create a more efficient business model for CDD. Additional details on the second phase will be provided later this year.
Based upon performance in the first half of 2017, the Company will continue to monitor the financial performance of, and assumptions for, two of the CDD reporting units for which an income approach for goodwill impairment was performed in 2016. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's operating income as presented in its Consolidated Statement of Operations.
On July 31, 2017, the Company announced that it will acquire Chiltern, a specialty contract research organization, pursuant to a definitive agreement with Chiltern’s shareholders in an all-cash transaction valued at approximately $1,200.0. The Company expects to fund the acquisition through a combination of bank financing and bonds. The transaction is subject to regulatory and

INDEX

customary closing conditions, and is expected to close in the fourth quarter, 2017. Once the transaction is complete, Chiltern will become part of the Company's CDD segment.
RESULTS OF OPERATIONS (dollars in millions)

Three months ended June 30, 2017 compared with three months ended June 30, 2016
Net Revenue

	Three Months Ended June 30,
	2017	2016	Change
Net revenue
LCD	$1,799.1	$1,659.7	8.4%
CDD	699.7	722.4	(3.1)%
Intercompany eliminations	(0.4)	(0.1)	N/A
Total	$2,498.4	$2,382.0	4.9%
The increase in net revenue for the three months ended June 30, 2017 as compared with the corresponding period in 2016 was due to strong growth in LCD, partially offset by the decline in CDD revenue primarily relating to the cancellation by sponsors of two large studies in late 2016 and an unfavorable currency impact. In addition, revenue growth was negatively impacted by the year-over-year comparison to Leap Year and the timing of the Easter holiday.
LCD net revenue for the second quarter was $1,799.1, an increase of 8.4% over revenue of $1,659.7 in the second quarter of 2016. The increase in net revenue was the result of organic volume growth, measured by requisitions, price, mix and acquisitions, partially offset by currency. The 8.4% increase in net revenues was comprised of 5.2% of acquisition growth, 3.5% of organic net revenue growth and an unfavorable currency impact of 0.3%. The increase in organic net revenue was driven by growth in volume, measured by requisitions, of 1.9%. Volume was negatively impacted by approximately 1.5% due to the year-over-year comparison to Leap Year and the timing of the Easter holiday. Price and mix accounted for an additional 1.6% of the growth, excluding the impact of currency.
CDD net revenue for the first quarter was $699.7, a decrease of 3.1% over revenue of $722.4 in the second quarter of 2016. The decrease in net revenue was primarily due to the impact of the previously discussed cancellation by sponsors of two large studies in late 2016. The net revenue was also unfavorably impacted by 1.4% of currency.
Net Cost of Revenues

	Three Months Ended June 30,
	2017	2016	Change
Net cost of revenues	$1,636.6	$1,555.2	5.2%
Cost of revenues as a % of net revenue	65.5%	65.3%
Net cost of revenues increased 5.2% during the three months ended June 30, 2017 as compared with the corresponding period in 2016. Net cost of revenues as a percentage of net revenue increased from 65.3% for the three months ended June 30, 2016 to 65.5% for the three months ended June 30, 2017 primarily due to the addition of clinical research associate positions within the CDD segment during the past year. The net cost of revenues was also impacted by a decrease of 0.2% due to currency fluctuations.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2017	2016	Change
Selling, general and administrative expenses	$435.3	$409.4	6.3%
Selling, general and administrative expenses as a % of net revenue	17.4%	17.2%
Selling, general and administrative expenses as a percentage of net revenue increased to 17.4% during the three months ended June 30, 2017 as compared to 17.2% during the corresponding period in 2016.
During the three months ended June 30, 2017, the Company incurred legal and other costs of $5.7 relating to recent acquisition activity. The Company also recorded $2.3 in consulting expenses relating to fees incurred as part of its integration and compensation analysis. In addition, the Company incurred $2.8 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative (all recorded in selling, general and administrative expenses).
During the three months ended June 30, 2016, the Company incurred legal and other costs of $1.1 relating to the wind down of its minimum volume service contract operations. The Company also recorded $4.0 in consulting expenses relating to fees

INDEX

incurred as part of its integration and compensation analysis, along with $0.5 in short-term equity retention arrangements relating to the Covance Inc. acquisition (Acquisition) and $0.4 of accelerated equity compensation relating to the announced retirement of a Company executive (all recorded in selling, general and administrative expenses). In addition, the Company incurred $1.9 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative.
Excluding these charges, selling, general and administrative expenses as a percentage of net revenues were 17.0% and 16.9% during the three months ended June 30, 2017 and 2016, respectively.
The increase in selling, general and administrative expenses as a percentage of net revenue, excluding these charges, is primarily due to higher personnel costs offset partially by the impact of its LaunchPad business process improvement initiative. Bad debt expense for LCD was 4.3% of net revenue for that segment during the three months ended June 30, 2017 as compared to 4.4% during the corresponding period in 2016. The increase in selling, general and administrative expenses was partially offset by a net decrease of 0.1% due to currency fluctuations.
Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2017	2016	Change
LCD	$29.8	$23.2	28.4%
CDD	21.6	22.1	(2.3)%
Total amortization of intangibles and other assets	$51.4	$45.3	13.5%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after June 30, 2016.
Restructuring and Other Special Charges

	Three Months Ended June 30,
	2017	2016	Change
Restructuring and other special charges	$39.1	$6.6	492.4%
During the three months ended June 30, 2017, the Company recorded net restructuring and other special charges of $39.1; $7.4 within LCD and $31.7 within CDD. The charges were comprised of $19.9 related to severance and other personnel costs along with $4.2 in costs associated with facility closures and general integration initiatives. The Company reversed $0.1 in unused facility-related costs. Also, included in the net restructuring and other special charges is an impairment loss of $15.1 related to the termination of a software development project.
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
Interest Expense

	Three Months Ended June 30,
	2017	2016	Change
Interest expense	$(55.0)	(53.5)	2.8%
The increase in interest expense for the three months ended June 30, 2017 as compared with the corresponding period in 2016 is primarily due to the larger average outstanding balance on the revolving credit facilities for the three months ended June 30, 2017, with higher interest rates, partially offset by a lower average balance on the term loan and repayment of the 3.125% senior notes in May 2016.
Equity Method Income

	Three Months Ended June 30,
	2017	2016	Change
Equity method income	$4.5	$1.9	136.8%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The increase in income

INDEX

for the three months ended June 30, 2017 as compared with the corresponding period in 2016 was primarily due to the addition of several joint ventures related to the May 2017 acquisition of Pathology Associates Medical Laboratories (PAML).
Other, net

	Three Months Ended June 30,
	2017	2016	Change
Other, net	$(0.8)	$(2.4)	(66.7)%

The change in other, net for the three months ended June 30, 2017, is primarily due to a decrease in foreign currency transaction losses. Foreign currency transaction losses were $0.3 and $1.5, respectively for the 2017 and 2016 periods presented.
Income Tax Expense

	Three Months Ended June 30,
	2017	2016	Change
Income tax expense	$96.2	$107.5	(10.5)%
Income tax expense as a % of earnings before income taxes	33.7%	34.5%
The Company's 2017 and 2016 tax rate was favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate. The rate for the three months ended June 30, 2017 was lower than the corresponding period in 2016 due to a more favorable mix of taxable income in foreign jurisdictions. The Company considers all of the foreign earnings to be permanently reinvested overseas.
Operating Results by Segment

	Three Months Ended June 30,
	2017	2016	Change
LCD	$334.5	$329.6	1.5%
LCD operating margin	13.4%	13.8%	(0.4)%
CDD	35.8	74.7	(52.1)%
CDD operating margin	1.4%	3.1%	(1.7)%
General corporate expenses	(34.3)	(38.8)	(11.6)%
Total	$336.0	$365.5	(8.1)%
LCD operating earnings were $334.5 for the three months ended June 30, 2017, an increase of 1.5% over operating earnings of $329.6 in the corresponding period of 2016 and a decline of 0.4% in operating margin year-over-year. The decline in operating margin was due to the unfavorable impact from the year-over-year comparison to Leap Year and the timing of the Easter holiday offset by savings from its LaunchPad business process improvement initiative. LaunchPad remains on track to deliver net savings of $150.0 through the three-year period ending in 2017.
CDD operating earnings were $35.8 for the three months ended June 30, 2017, a decrease of 52.1% over operating earnings of $74.7 in the corresponding period of 2016 and a decrease in operating margin of 1.7% year-over-year. The decline was primarily due to higher personnel costs as well as higher restructuring and other special charges related to the expansion of the LaunchPad business process improvement initiative and the termination of a software development project, partially offset by cost synergies. The Company remains on track to deliver cost synergies of $100.0 related to the integration of the Acquisition through the three-year period ending in 2017.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $34.3 for the three months ended June 30, 2017, a decrease of 11.6% over corporate expenses of $38.8 in the corresponding period of 2016. The decrease in corporate expenses in 2017 is primarily due to a reduction in certain incentive compensation.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Net Revenue

	Six Months Ended June 30,
	2017	2016	Change
Net revenue
LCD	$3,517.0	$3,250.3	8.2%
CDD	1,390.0	1,427.1	(2.6)%
Intercompany eliminations	(0.5)	(0.2)	N/A
Total	$4,906.5	$4,677.2	4.9%

INDEX

The increase in net revenue for the six months ended June 30, 2017 as compared with the corresponding period in 2016 was due to strong LCD revenue growth, driven by acquisitions as well as organic growth, tempered by the decline in CDD revenue primarily relating to the cancellation by sponsors of two large studies in late 2016 and an unfavorable currency impact.
LCD net revenue for the six months ended June 30, 2017 was $3,157.0, an increase of 8.2% over revenue of $3,250.3 in the six months ended June 30, 2016. The increase in net revenue was the result of organic volume growth, measured by requisitions, price, mix and acquisitions, and partially offset by currency. The 8.2% increase in net revenues was comprised of 4.5% of acquisition growth, 1.9% of organic net revenue growth and an unfavorable currency impact of 0.1%. The increase in organic net revenue was driven by growth in volume, measured by requisitions, of 1.9%. Price and mix accounted for an additional 2.0% of the growth, excluding the impact of currency.
CDD net revenue for the six months ended June 30, 2017 was $1,390.0, a decrease of 2.6% from revenue of $1,427.1 in the six months ended June 30, 2016. The decrease in net revenue was primarily due to the cancellation by sponsors of two large studies in late 2016. Net revenue was also unfavorably impacted by 1.4% of foreign currency translation.
Net Cost of Revenues

	Six Months Ended June 30,
	2017	2016	Change
Net cost of revenues	$3,241.1	$3,073.1	5.5%
Cost of revenues as a % of net revenue	66.1%	65.7%
Net cost of revenues increased 5.5% during the six months ended June 30, 2017 as compared with the corresponding period in 2016. Net cost of revenues as a percentage of net revenue increased from 65.7% for the six months ended June 30, 2016 to 66.1% for the six months ended June 30, 2017 primarily due to the addition of clinical research associate positions within the CDD segment during the past year. The net cost of revenues was also impacted by a decrease of 0.5% due to currency fluctuations.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2017	2016	Change
Selling, general and administrative expenses	$854.7	$823.8	3.8%
Selling, general and administrative expenses as a % of net revenue	17.4%	17.6%
Selling, general and administrative expenses as a percentage of net revenue decreased to 17.4% during the six months ended June 30, 2017 as compared to 17.6% during the corresponding period in 2016.
During the six months ended June 30, 2017, the Company incurred legal and other costs of $6.6 relating to recent acquisition activity. The Company also recorded $4.9 in consulting expenses relating to fees incurred as part of its integration and compensation analysis, along with $0.9 in short-term equity retention arrangements relating to the Acquisition. In addition, the Company incurred $5.5 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative (all recorded in selling, general and administrative expenses).
During the six months ended June 30, 2016, the Company incurred legal and other costs of $2.7 relating to the wind down of its minimum volume service contract operations. The Company also recorded $5.7 in consulting expenses relating to fees incurred as part of its integration and compensation analysis, along with $1.7 in short-term equity retention arrangements relating to the Acquisition and $4.5 of accelerated equity compensation relating to the announced retirement of a Company executive (all recorded in selling, general and administrative expenses). In addition, the Company incurred $3.4 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative (all recorded in selling, general and administrative expenses).
Excluding these charges, selling, general and administrative expenses as a percentage of net revenues were 17.1% and 17.2% during the six months ended June 30, 2017 and 2016, respectively.
The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the impact of the Company's LaunchPad business process improvement initiative. Selling, general and administrative expenses also experienced a net decrease of 0.3% due to currency fluctuations on a consolidated basis. Bad debt expense for LCD was 4.4% of net revenue for that segment during the six months ended June 30, 2017 as compared to 4.6% during the corresponding period in 2016.

INDEX

Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2017	2016	Change
LCD	$56.0	$47.0	19.1%
CDD	43.0	42.6	0.9%
Total amortization of intangibles and other assets	$99.0	$89.6	10.5%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after June30, 2016.
Restructuring and Other Special Charges

	Six Months Ended June 30,
	2017	2016	Change
Restructuring and other special charges	$43.0	$25.8	66.7%
During the first six months of 2017, the Company recorded net restructuring and other special charges of $43.0; $8.9 within LCD and $34.1within CDD. The charges were comprised of $22.5 related to severance and other personnel costs along with $5.9 in costs associated with facility closures. The Company reversed previously established reserves of $0.1 in unused facility-related costs and $0.4 in unused severance reserves. Also included in the net restructuring and other special charges is an impairment loss of $15.1 related to the termination of a software development project.
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
Interest Expense

	Six Months Ended June 30,
	2017	2016	Change
Interest expense	$(107.4)	$(108.0)	(0.6)%
The decrease in interest expense for the six months ended June 30, 2017 as compared with corresponding period in 2016 is primarily due to repayment of the 3.125% senior notes in May 2016 and a lower average balance on the term loan for the period offset by higher interest rates and a higher average outstanding balance on the revolving credit facilities.

Equity Method Income, net

	Six Months Ended June 30,
	2017	2016	Change
Equity method income, net	$6.8	$3.3	106.1%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The increase in income for the six months ended June 30, 2017 as compared with the corresponding period in 2016 was primarily due to the increased profitability in one of the joint ventures and the addition of several joint ventures related to the May 2017 acquisition of PAML.
Other, net

	Six Months Ended June 30,
	2017	2016	Change
Other, net	$(4.0)	$4.3	(193.0)%

The change in other, net for the six months ended June 30, 2017 is primarily due to a net gain on the sale of investment securities from the Company's venture fund in 2016 offset by net decrease in realized foreign currency translation losses.

INDEX

Income Tax Expense

	Six Months Ended June 30,
	2017	2016	Change
Income tax expense	$183.4	$196.7	(6.8)%
Income tax expense as a % of earnings before tax	32.5%	34.8%
The Company's 2017 tax rate for the six months ended June 30, 3017 is lower than the 2016 tax rate primarily due to a greater benefit recognized for stock-based compensation and a more favorable mix of taxable income in foreign jurisdictions in 2017. In 2017 and 2016, the rate was favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate. The Company considers all of the foreign earnings to be permanently reinvested overseas.
Operating Results by Segment

	Six Months Ended June 30,
	2017	2016	Change
LCD	$644.0	$604.3	6.6%
LCD operating margin	13.1%	12.9%	0.2%
CDD	91.9	138.4	(33.6)%
CDD operating margin	1.9%	3.0%	(1.1)%
General corporate expenses	(67.2)	(77.7)	(13.5)%
Total	$668.7	$665.0	0.6%
LCD operating earnings were $644.0 for the six months ended June 30, 2017, an increase of 6.6% over operating earnings of $604.3 in the corresponding period of 2016 and an increase of 0.2% in operating margin year-over-year. The increase in operating margin was primarily due to strong revenue growth of 8.2% and savings from its LaunchPad business process improvement initiative offset by the unfavorable impact from the year-over-year comparison to Leap Year. The Company's LaunchPad business process improvement initiative remains on track to deliver net savings of $150.0 through the three-year period ending in 2017.
CDD operating earnings were $91.9 for the six months ended June 30, 2017, a decrease of 33.6% over operating earnings of $138.4 in the corresponding period of 2016 and a decrease of 1.1% in operating margin year-over-year. The decline in operating margin was primarily due to the decline in CDD revenue primarily relating to the cancellation by sponsors of two large studies in late 2016. In addition, the segment experienced higher personnel costs and increased restructuring and other special charges related to the expansion of the LaunchPad business process improvement initiative and the termination of a software development project. Theses costs were partially offset by cost synergies. The Company remains on track to deliver cost synergies of $100.0 related to the integration of the Acquisition through the three-year period ending in 2017.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $67.2 for the six months ended June 30, 2017, a decrease of 13.5% over corporate expenses of $77.7 in the corresponding period of 2016. The decrease in corporate expenses in 2017 is primarily due to a reduction in acquisition related costs and certain incentive compensation.
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
During the first six months of 2017 and 2016, respectively, the Company's cash flows were as follows:

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$544.5	$477.1
Net cash used for investing activities	(736.9)	(258.4)
Net cash provided by (used for) financing activities	46.9	(308.4)
Effect of exchange rate on changes in cash and cash equivalents	11.8	12.9
Net change in cash and cash equivalents	$(133.7)	$(76.8)

INDEX

Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2017 and 2016 totaled $299.9 and $639.6, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the six months ended June 30, 2017, the Company's operations provided $544.5 of cash as compared to $477.1 during the same period in 2016. The $67.4 increase in cash provided from operations in 2017 as compared with the corresponding 2016 period is primarily due to higher net earnings and improved working capital management.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 was $736.9 as compared to $258.4 for the six months ended June 30, 2016. The $478.5 increase in cash used in investing activities was primarily due to cash paid for acquisitions and equity investments in the first half of 2017. Capital expenditures were $141.5 and $138.4 for the six months ended June 30, 2017 and 2016, respectively. The Company expects capital expenditures in 2017 to be approximately 3.0% of net revenues primarily in connection with projects to support growth in the Company's core businesses, including projects related to its LaunchPad business process improvement initiative. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2017 was $46.9 compared to net cash used for financing activities of $308.4 for the six months ended June 30, 2016. The change in the cash provided by (used for) financing activities for six months ended June 30, 2017, as compared to 2016, was primarily a result of an increase in net debt proceeds of $616.5 offset by common stock repurchases of $256.0.
Under the Company's term loan credit facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios that decline over time. The Company was in compliance with all covenants under the term loan credit facility and the revolving credit facility at June 30, 2017. As of June 30, 2017, the ratio of total debt to consolidated trailing 12 month EBITDA was 3.2 to 1.0.
As of June 30, 2017, the effective interest rate on the revolving credit facility was 2.29% and the effective interest rate on the term loan was 2.48%.
On September 30, 2016, the Company announced the successful completion of the consent solicitations for the 5.00% convertible senior notes due 2017 and 2018, acquired as part of the 2016 acquisition of Sequenom, Inc. On October 20, 2016, the Company retired $129.9 of these outstanding notes, and paid an additional $5.6 relating to the early retirement of the subsidiary indebtedness.
As of June 30, 2017, the Company provided letters of credit aggregating $66.0, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually.
At the end of 2016, the Company had outstanding authorization from the Board of Directors to purchase up to $739.5 of Company common stock. During the six months ended June 30, 2017, the Company purchased 1.9 shares of its common stock at a total cost of $256.0 (inclusive of 0.1 shares of common stock at a cost of $6.0 representing committed purchases as of December 31, 2016 that settled in early 2017). As of June 30, 2017, the Company had outstanding authorization from the Board of Directors to purchase up to $489.5 of Company common stock. The repurchase authorization has no expiration.
The Company had a $24.8 and $28.3 reserve for unrecognized income tax benefits, including interest and penalties, as of June 30, 2017 and December 31, 2016, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets.
Zero-coupon Subordinated Notes and Senior Notes due 2017
On March 13, 2017, the Company announced that for the period of March 12, 2017 to September 11, 2017, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 8, 2017, in addition to the continued accrual of the original issue discount.

INDEX

During the six months ended June 30, 2017, the Company settled notices to convert $20.5 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $63.1. The total cash used for these settlements was $31.2 and the Company also issued 0.2 shares of common stock. As a result of these conversions, the Company also reversed deferred tax liabilities of $12.8.
On July 3, 2017, the Company also announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2017, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, September 29, 2017. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the new revolving credit facility.

On August 23, 2012, the Company issued $500.0 of senior notes which mature on August 23, 2017. The senior notes due 2017 are included in current liabilities in the current portion of long-term debt. The Company expects to pay these senior notes at maturity using available facilities or by accessing the debt capital markets.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and Standard and Poor’s contribute to its ability to access capital markets.

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
Foreign Currency Exchange Rates
Approximately 10.1% of the Company's net revenues for the six months ended June 30, 2017 and approximately 10.4% of those for the six months ended June 30, 2016 were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the first six months of 2017 and the year ended December 31, 2016, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the six months ended June 30, 2017 by approximately $2.2. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $216.5 and $(41.4) at June 30, 2017 and 2016, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2017, the Company had 16 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through July 2017 with a notional value totaling approximately $249.4. At December 31, 2016, the Company had 5 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2017 with a notional value totaling approximately $167.9.
Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.

INDEX

Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of June 30, 2017, the Company had $565.0 of unhedged variable rate debt from the term loan credit facility and $309.0 outstanding on its revolving credit facility. As of December 31, 2016, the Company had no outstanding balance on its revolving credit facility and $565.0 on its term loan facility.
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
ITEM 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in millions)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended June 30, 2017, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 - April 30	0.5	143.16	0.5	532.8
May 1 - May 31	0.3	140.87	0.3	489.5
June 1 - June 30	—	—	—	489.5
	0.8	142.31	0.8
The Board of Directors has authorized the repurchase of specified amounts of the Company's common stock since 2007, including the authorization to repurchase up to $1,000.0 of the Company’s common stock announced by the Company on October 18, 2013. At the end of the second quarter 2017, $489.5 of repurchase authorization remained under the Company's share repurchase program. The repurchase authorization has no expiration date.

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
Executive Vice President and
Chief Financial Officer

August 2, 2017