Form 10-Q
period 2017-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2017-11-02
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
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
The number of shares outstanding of the issuer's common stock is 101.8 million shares, net of treasury stock as of October 30, 2017.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	37

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$409.3	$433.6
Accounts receivable, net of allowance for doubtful accounts of $269.2 and $235.6 at September 30, 2017 and December 31, 2016, respectively	1,556.6	1,328.7
Unbilled services	267.3	190.0
Supplies inventories	217.2	205.2
Prepaid expenses and other	450.2	321.2
Total current assets	2,900.6	2,478.7
Property, plant and equipment, net	1,736.2	1,718.6
Goodwill, net	7,325.1	6,424.4
Intangible assets, net	4,415.3	3,400.5
Joint venture partnerships and equity method investments	64.7	57.6
Deferred income tax assets	2.1	2.1
Other assets, net	247.8	165.1
Total assets	$16,691.8	$14,247.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$595.4	$508.4
Accrued expenses and other	610.1	593.7
Unearned revenue	313.6	176.0
Short-term borrowings and current portion of long-term debt	18.1	549.5
Total current liabilities	1,537.2	1,827.6
Long-term debt, less current portion	7,200.3	5,300.0
Deferred income taxes and other tax liabilities	1,398.1	1,206.4
Other liabilities	403.4	392.0
Total liabilities	10,539.0	8,726.0
Commitments and contingent liabilities
Noncontrolling interest	26.9	15.2
Shareholders’ equity:
Common stock, 102.1 and 102.7 shares outstanding at September 30, 2017 and December 31, 2016, respectively	12.0	12.1
Additional paid-in capital	1,998.4	2,131.7
Retained earnings	5,517.2	4,955.8
Less common stock held in treasury	(1,059.2)	(1,012.7)
Accumulated other comprehensive income	(342.5)	(581.1)
Total shareholders’ equity	6,125.9	5,505.8
Total liabilities and shareholders’ equity	$16,691.8	$14,247.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$2,597.9	$2,372.7	$7,504.4	$7,049.9
Reimbursable out-of-pocket expenses	57.3	42.0	140.7	163.5
Total revenues	2,655.2	2,414.7	7,645.1	7,213.4

Net cost of revenues	1,715.1	1,584.3	4,956.2	4,657.4
Reimbursable out-of-pocket expenses	57.3	42.0	140.7	163.5
Total cost of revenues	1,772.4	1,626.3	5,096.9	4,820.9
Gross profit	882.8	788.4	2,548.2	2,392.5
Selling, general and administrative expenses	465.3	400.5	1,320.0	1,224.2
Amortization of intangibles and other assets	54.6	41.1	153.6	130.7
Restructuring and other special charges	21.6	22.8	64.6	48.6
Operating income	341.3	324.0	1,010.0	989.0
Other income (expenses):
Interest expense	(59.9)	(58.2)	(167.3)	(166.2)
Equity method income, net	3.2	2.6	10.0	5.9
Investment income	0.7	0.6	1.4	1.5
Other, net	(4.2)	(5.6)	(8.2)	(1.3)
Earnings before income taxes	281.1	263.4	845.9	828.9
Provision for income taxes	97.7	83.6	281.1	280.3
Net earnings	183.4	179.8	564.8	548.6
Less: Net earnings attributable to the noncontrolling interest	(2.8)	(0.3)	(3.4)	(0.9)
Net earnings attributable to Laboratory Corporation of America Holdings	$180.6	$179.5	$561.4	$547.7

Basic earnings per common share	$1.77	$1.74	$5.48	$5.36
Diluted earnings per common share	$1.74	$1.71	$5.40	$5.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$183.4	$179.8	$564.8	$548.6
Foreign currency translation adjustments	59.7	(27.4)	276.3	11.7
Net benefit plan adjustments	2.3	(1.6)	3.4	(0.5)
Other comprehensive earnings before tax	62.0	(29.0)	279.7	11.2
Provision for income tax related to items of other comprehensive earnings	(20.2)	8.3	(41.1)	(21.8)
Other comprehensive earnings, net of tax	41.8	(20.7)	238.6	(10.6)
Comprehensive earnings	225.2	159.1	803.4	538.0
Less: Net earnings attributable to the noncontrolling interest	(2.8)	(0.3)	(3.4)	(0.9)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$222.4	$158.8	$800.0	$537.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2015	$12.0	$1,974.5	$4,223.7	$(978.1)	$(287.0)	$4,945.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	547.7	—	—	547.7
Other comprehensive loss, net of tax	—	—	—	—	(10.6)	(10.6)
Issuance of common stock under employee stock plans	0.1	67.3	—	—	—	67.4
Surrender of restricted stock and performance share awards	—	—	—	(33.6)	—	(33.6)
Conversion of zero-coupon convertible debt	—	6.6	—	—	—	6.6
Stock compensation	—	81.9	—	—	—	81.9
BALANCE AT SEPTEMBER 30, 2016	$12.1	$2,130.3	$4,771.4	$(1,011.7)	$(297.6)	$5,604.5

BALANCE AT DECEMBER 31, 2016	$12.1	$2,131.7	$4,955.8	$(1,012.7)	$(581.1)	$5,505.8
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	561.4	—	—	561.4
Other comprehensive earnings, net of tax	—	—	—	—	238.6	238.6
Issuance of common stock under employee stock plans	0.1	65.1	—	—	—	65.2
Surrender of restricted stock and performance share awards	—	—	—	(46.5)	—	(46.5)
Conversion of zero-coupon convertible debt	—	13.7	—	—	—	13.7
Stock compensation	—	85.8	—	—	—	85.8
Purchase of common stock	(0.2)	(297.9)	—	—	—	(298.1)
BALANCE AT SEPTEMBER 30, 2017	$12.0	$1,998.4	$5,517.2	$(1,059.2)	$(342.5)	$6,125.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$564.8	$548.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	388.2	368.9
Stock compensation	85.8	81.9
Loss/(gain) on sale of assets	2.3	(2.3)
Accreted interest on zero-coupon subordinated notes	0.3	1.3
Cumulative earnings less than distributions from equity method investments	(0.4)	0.4
Asset impairment	23.5	—
Deferred income taxes	(0.1)	5.2
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable (net)	(83.0)	(109.2)
Increase in unbilled services	(40.5)	(59.7)
Increase in inventories	(6.4)	(4.8)
Increase in prepaid expenses and other	(23.8)	(19.5)
Increase (decrease) in accounts payable	29.6	(56.3)
Increase in unearned revenue	10.0	23.4
Decrease in accrued expenses and other	(54.9)	(50.9)
Net cash provided by operating activities	895.4	727.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(216.8)	(204.6)
Proceeds from sale of assets	1.2	23.9
Proceeds from sale of investment	—	13.5
Acquisition of licensing technology	(2.3)	—
Investments in equity affiliates	(33.2)	(12.1)
Acquisition of businesses, net of cash acquired	(1,799.3)	(396.8)
Net cash used for investing activities	(2,050.4)	(576.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	1,200.0	—
Proceeds from term loan	750.0	—
Payments on term loan	(50.0)	—
Proceeds from revolving credit facilities	1,323.7	—
Payments on revolving credit facilities	(1,323.7)	—
Payments on senior notes	(500.0)	(325.0)
Payments on zero-coupon subordinated notes	(33.8)	(31.5)
Payment of debt issuance costs	(13.6)	—
Noncontrolling interest distributions	(0.8)	(1.7)
Deferred payments on acquisitions	(1.6)	(4.9)
Payments on long-term lease obligations	(6.0)	(6.0)
Net proceeds from issuance of stock to employees	65.2	67.4
Purchase of common stock	(298.1)	—
Net cash provided by (used for) financing activities	1,111.3	(301.7)
Effect of exchange rate changes on cash and cash equivalents	19.4	2.0
Net decrease in cash and cash equivalents	(24.3)	(148.8)
Cash and cash equivalents at beginning of period	433.6	716.4
Cash and cash equivalents at end of period	$409.3	$567.6

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
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 14 (Business Segment Information). During the three months ended September 30, 2017, LCD and CDD contributed 70.7% and 29.3%, respectively, of net revenues to the Company. During the nine months ended September 30, 2017, LCD and CDD contributed 71.3% and 28.7%, respectively, of net revenues to the Company.
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
The Company plans to adopt the full retrospective method effective January 1, 2018, and is continuing to evaluate the expected impact of the standard. Currently, the Company has completed the initial adoption analysis for LCD and expects this standard to impact LCD margins due to the recording of LCD bad debt expense against net revenues (versus selling, general and administrative expense) as an implicit price reduction. The Company has also completed the initial adoption analysis for each of the major revenue streams within CDD and expects this standard to also increase CDD reported revenue and decrease margins due to the inclusion of reimbursable out-of-pocket expenses in net revenues and net cost of sales, as well as the recognition of fees paid to investigators

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

in net revenues and net costs of sales. In addition, the Company expects the timing of revenue recognition in the clinical business to accelerate, as revenue from study-related change orders and fixed price gains is recognized as the performance obligation is satisfied over the service period (versus the Company's current practice of lump-sum recognition at the point a signed change order is received or when studies are near completion). The Company is currently performing a detailed contract review which must be completed before it can quantify the expected impact of the standard. The Company also anticipates enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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
In August 2016, the FASB issued a new accounting standard that will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective on January 1, 2018, and will require adoption on a retrospective basis. The Company expects the adoption of this standard to reclassify interest paid upon conversion of its zero-coupon subordinated notes from a financing activity to an operating activity and potentially to impact the classification of deferred acquisition payments depending upon timing and amount of final payout.
In January 2017, the FASB issued a new accounting standard that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. This update is effective on January 1, 2018, with early adoption permitted. This adoption of this standard is not expected to have a material impact on the consolidated financial statements.
In January 2017, the FASB issued a new accounting standard that eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for public business entities for the first interim and annual reporting periods beginning after January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this standard effective January 1, 2017, and will utilize this approach for the annual goodwill impairment test performed in the fourth quarter.
In March 2017, the FASB issued a new accounting standard that requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses with other employee compensation costs. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects are to be included in non-operating expenses. This

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

update is effective on January 1, 2018, with early adoption permitted. The Company expects that the adoption of this standard will reduce operating margin due to the service cost remaining in operating expenses with no offset from the other components of net pension cost. This will have no impact on net earnings.
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
In July 2017, the FASB issued a new accounting standard intended to reduce the complexity associated with the issuer's accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a free-standing equity-linked financial instrument (or embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. This update is effective on January 1, 2019, with early adoption permitted and the option to use the retrospective or modified retrospective adoption method. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.
In August 2017, the FASB issued a new accounting standard intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. As a result, more hedging strategies will be eligible for hedge accounting. This update is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.

2.	BUSINESS ACQUISITIONS
On September 1, 2017, the Company completed the acquisition of Chiltern International Group Limited (Chiltern), a specialty contract research organization, pursuant to a definitive agreement to acquire all of the share capital of Chiltern, in an all-cash transaction valued at approximately $1,224.5. The Company funded the acquisition through a combination of bank financing and the issuance of bonds. Chiltern is part of the Company's CDD segment.
The valuation of acquired assets and assumed liabilities as of September 1, 2017, include the following:

Consideration Transferred
Cash consideration	$1,224.5
$1,224.5

Preliminary
Net Assets Acquired
Cash and cash equivalents	$30.7
Accounts receivable	116.9
Unbilled services	32.6
Prepaid expenses and other	57.9
Property, plant and equipment	12.1
Goodwill	676.6
Customer relationships	629.0
Trade names and trademarks	24.1
Technology	47.0
Total assets acquired	1,626.9
Accounts payable	18.1
Accrued expenses and other	51.0
Unearned revenue	124.2
Deferred income taxes	208.0
Other liabilities	1.1
Total liabilities acquired	402.4
Net assets acquired	$1,224.5
 The amortization periods for intangible assets acquired are 21 years for customer relationships, 7 years for trade names and trademarks, and 9 years for technology.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Chiltern acquisition contributed $47.8 and $5.3 of revenue and operating income, respectively, during the three and nine months ended September 30, 2017.
Unaudited Pro Forma Information
The Company completed the Chiltern acquisition on September 1, 2017. Had the Chiltern acquisition been completed as of January 1, 2016, the Company's pro forma results for 2017 would have been as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net revenues	$2,696.8	$2,495.5	$7,874.8	$7,422.0
Operating income	342.5	322.3	1,022.8	998.4
Net income	176.8	171.9	551.5	534.2
Earnings per share:
Basic	$1.73	$1.67	$5.39	$5.21
Diluted	$1.70	$1.63	$5.31	$5.11
The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense and decreased depreciation expense based on the estimated fair value of assets acquired, the impact of the Company’s new financing arrangements, and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the Chiltern acquisition. To produce the unaudited pro forma financial information, the Company adjusted Chiltern’s assets and liabilities to their estimated fair value based on a valuation as of September 1, 2017. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition of Chiltern occurred on the date indicated or that may result in the future.
During the nine months ended September 30, 2017, the Company also acquired various laboratories, including Pathology Associates Medical Laboratories (PAML), and related assets for approximately $605.5 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date, including Chiltern, has been allocated to the estimated fair market value of the net assets acquired, including approximately $1,103.0 in identifiable intangible assets (primarily customer relationships, technology and non-compete agreements) and a residual amount of goodwill of approximately $819.6. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation and esoteric testing capabilities.
With the acquisition of PAML, the Company assumed PAML’s ownership interests in five joint ventures. The Company's acquisition of PAML represents the first step in completing the transaction. During the remainder of 2017 and into 2018, the Company will acquire the ownership interests in three of the joint ventures and will continue to evaluate future options for their interests in the remaining joint venture. As the Company continues the progression to close various components of this transaction, minority interest will be recorded for the portion of the consolidated joint ventures not yet closed. The purchase consideration for the transaction has been preliminarily allocated to the estimated fair market value of the net assets acquired. The amounts paid in advance for the ownership interest in the three joint ventures are included in other assets on the condensed consolidated balance sheet. The total purchase consideration for the transaction, inclusive of the amounts for the future acquisition of the ownership interests in the four joint ventures, is classified as cash paid for acquisition of a business on the condensed consolidated statement of cash flows.
The purchase price allocation for the Chiltern and PAML acquisitions are still preliminary and subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to intangible assets, goodwill, investment in joint ventures and the impact of finalizing deferred taxes. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. The Company expects these purchase price allocations to be finalized within a year from each acquisition date. Any adjustments will be recorded in the period in which they are identified.

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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017			2016			2017			2016
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$180.6	102.2	$1.77	$179.5	102.9	$1.74	$561.4	102.4	$5.48	$547.7	102.3	$5.36
Dilutive effect of employee stock options and awards	—	1.4		—	1.5		—	1.4		—	1.4
Effect of convertible debt	—	0.1		—	0.5		—	0.1		—	0.5
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$180.6	$103.7	$1.74	$179.5	$104.9	$1.71	$561.4	$103.9	$5.40	$547.7	$104.2	$5.25
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	0.1	—	0.1	—

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the first nine months of 2017, the Company recorded net restructuring and other special charges of $64.6; $14.1 within LCD and $50.5 within CDD. The charges were comprised of $27.2 related to severance and other personnel costs along with $17.9 in costs associated with facility closures and general integration initiatives. The charges were offset by the reversal of previously established reserves of $1.5, primarily in unused severance reserves. The Company also recognized asset impairment losses of $20.9 related to the termination of software development projects within the CDD segment and the forgiveness of certain indebtedness for LCD customers in areas heavily impacted by hurricanes during the third quarter.
The Company incurred legal and other costs of $29.8 relating to recent acquisition activity. The Company also recorded $8.0 in consulting expenses relating to Covance Inc. (Covance) and Chiltern integration activities, along with $0.9 in short-term equity retention arrangements relating to the Covance acquisition. In addition, the Company incurred $8.2 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative (all recorded in selling, general and administrative expenses).
During the first nine months of 2016, the Company recorded net restructuring and other special charges of $48.6; $9.7 within LCD and $38.9 within CDD. The charges were comprised of $23.1 related to severance and other personnel costs along with $30.7 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations. The Company reversed previously established reserves of $2.4 in unused severance reserves primarily as the result of selling one of CDD's minimum volume contract facilities to a third party and $2.8 for costs related to unused facilities.
The Company incurred additional legal and other costs of $4.0 relating to the wind-down of its minimum volume contract operations and incurred $7.4 in acquisition fees and expenses. The Company also recorded $5.5 in consulting expenses relating to fees incurred as part of its integration and compensation analysis, along with $2.3 in short-term equity retention arrangements relating to the Covance acquisition and $7.4 of accelerated equity compensation relating to the announced retirement of a Company executive. In addition, the Company incurred $8.1 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling, general and administrative expenses). In conjunction with certain international legal entity tax structuring, the Company recorded a one-time tax liability of $1.1. The Company also incurred $5.6 of interest expense relating to the early retirement of subsidiary indebtedness assumed as part of its acquisition of Sequenom, Inc. (Sequenom).
The following represents the Company’s restructuring reserve activities for the period indicated:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	LCD		CDD
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2016	$7.5	$14.1	$28.2	$32.5	$82.3
Restructuring charges	8.7	5.9	18.5	33.0	66.1
Reduction of prior restructuring accruals	(0.4)	(0.1)	(0.9)	(0.1)	(1.5)
Cash payments and other adjustments	(13.7)	(6.7)	(34.1)	(29.1)	(83.6)
Balance as of September 30, 2017	$2.1	$13.2	$11.7	$36.3	$63.3
Current					$29.1
Non-current					34.2
					$63.3
Certain restructuring reserves for lease and other facility costs, totaling $9.8 as of December 31, 2016, have been reclassified from the LCD segment to the CDD segment.

5.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2017 and for the year ended December 31, 2016 are as follows:

	LCD		CDD		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Balance as of January 1	$3,644.8	$3,137.7	$2,779.6	$3,064.4	$6,424.4	$6,202.1
Goodwill acquired during the period	143.0	398.3	676.6	—	819.6	398.3
Adjustments to goodwill	(7.0)	108.8	88.1	(284.8)	81.1	(176.0)
Balance at end of period	$3,780.8	$3,644.8	$3,544.3	$2,779.6	$7,325.1	$6,424.4
 The components of identifiable intangible assets are as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,297.2	$(970.5)	$3,326.7	$3,275.3	$(855.2)	$2,420.1
Patents, licenses and technology	455.5	(181.9)	273.6	395.3	(163.3)	232.0
Non-compete agreements	77.4	(47.3)	30.1	53.0	(42.1)	10.9
Trade names	439.8	(162.7)	277.1	406.3	(141.6)	264.7
Land use right	10.0	(2.3)	7.7	10.0	(1.4)	8.6
Canadian licenses	500.1	—	500.1	464.2	—	464.2
	$5,780.0	$(1,364.7)	$4,415.3	$4,604.1	$(1,203.6)	$3,400.5
Amortization of intangible assets for the three-month periods ended September 30, 2017 and 2016 was $54.6 and $41.1, respectively, and $153.6 and $130.7 for the nine-month periods ended September 30, 2017 and 2016. Amortization expense for the net carrying amount of intangible assets is estimated to be $59.9 for the remainder of fiscal 2017, $227.8 in fiscal 2018, $220.3 in fiscal 2019, $213.0 in fiscal 2020, $209.8 in fiscal 2021 and $2,506.7 thereafter.
Based upon performance in the first nine months of 2017, the Company will continue to monitor the financial performance of, and assumptions for, two of the CDD reporting units for which an income approach for goodwill impairment was performed in 2016. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's operating income as presented in its Consolidated Statement of Operations.

6.	DEBT
Short-term borrowings and the current portion of long-term debt at September 30, 2017 and December 31, 2016 consisted of the following:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	September 30, 2017	December 31, 2016
Zero-coupon convertible subordinated notes	$8.9	$42.4
2.20% senior notes due 2017	—	500.0
Debt issuance costs	(1.1)	(1.3)
Current portion of capital leases	8.4	8.4
Current portion of note payable	1.9	—
Total short-term borrowings and current portion of long-term debt	$18.1	$549.5
Long-term debt at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
2.50% senior notes due 2018	$400.0	$400.0
2.625% senior notes due 2020	500.0	500.0
4.625% senior notes due 2020	617.1	614.6
3.20% senior notes due 2022	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	—
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	—
4.70% senior notes due 2045	900.0	900.0
Revolving credit facility	—	—
2014 Term loan	515.0	565.0
2017 Term loan	750.0	—
Debt issuance costs	(50.5)	(43.0)
Capital leases	59.3	56.2
Note payable	9.4	7.2
Total long-term debt	$7,200.3	$5,300.0
Senior Notes
On August 22, 2017, the Company issued new senior notes representing $1,200.0 in debt securities and consisting of a $600.0 aggregate principal amount of 3.25% senior notes due 2024 and a $600.0 aggregate principal amount of 3.60% senior notes due 2027. Interest on these notes is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2018. Net proceeds from the offering of these notes were $1,190.1 after deducting underwriting discounts and other expenses of the offering. Net proceeds were used to pay off the 2.20% senior notes due August 23, 2017, as well as a portion of the cash consideration and the fees and expenses in connection with the Chiltern acquisition.
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
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets and added to the value of the senior notes, with an aggregate fair value of $17.1 at September 30, 2017 and $14.6 at December 31, 2016.
Zero-Coupon Subordinated Notes
On September 11, 2017, the Company announced that for the period from September 11, 2017 to March 11, 2018, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 8, 2017, in addition to the continued accrual of the original issue discount.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

During the nine months ended September 30, 2017, the Company settled notices to convert $22.8 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $66.2. The total cash used for these settlements was $33.8 and the Company also issued 0.2 shares of common stock. As a result of these conversions, the Company also reversed deferred tax liabilities of $13.7.
On October 2, 2017, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 2, 2017 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, December 29, 2017. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
Credit Facilities
As part of its financing of the Covance acquisition, the Company entered into a $1,000.0 term loan in December 2014, as amended on July 13, 2016, and further amended on September 15, 2017. On September 15, 2017, the Company entered into a new $750.0 term loan. The 2017 term loan facility will mature on September 15, 2022. The 2014 term loan balance at September 30, 2017 was $515.0 and at December 31, 2016 was $565.0. The 2017 term loan balance at September 30, 2017 was $750.0.
The Company entered into a senior revolving credit facility on December 21, 2011, which was amended and restated on December 19, 2014, further amended on July 13, 2016, and further amended and restated on September 15, 2017. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The outstanding balance on the Company's revolving credit facility was $0.0 and $0.0 at September 30, 2017 and December 31, 2016, respectively.
Under the term loan facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the term loan facilities and the revolving credit facility at September 30, 2017. As of September 30, 2017, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.5 to 1.0.
The 2014 term loan credit facility accrues interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.125% to 2.00%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.125% to 1.00%. The 2017 term loan credit facility accrues interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 0.875% to 1.50%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.50%.
Advances under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 0.775% to 1.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.00% to 0.25%. Fees are payable on outstanding letters of credit under the revolving credit facility at a per annum rate equal to the applicable margin for LIBOR loans, and the Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.25%. The interest margin applicable to the credit facilities, and the facility fee and letter of credit fees payable under the revolving credit facility, are based on the Company’s senior credit ratings as determined by Standard & Poor’s and Moody’s.
As of September 30, 2017, the effective interest rate on the revolving credit facility was 2.21%, the effective interest rate on the 2014 term loan was 2.49% and the effective interest rate on the 2017 term loan was 2.36%.
7. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2017 and December 31, 2016.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2016	125.6	(22.9)	102.7
Common stock issued under employee stock plans	1.6	—	1.6
Common stock issued upon conversion of zero-coupon subordinated notes	0.2	—	0.2
Surrender of restricted stock and performance share awards	—	(0.3)	(0.3)
Retirement of common stock	(2.1)	—	(2.1)
Common shares at September 30, 2017	125.3	(23.2)	102.1
 Share Repurchase Program
At the end of 2016, the Company had outstanding authorization from the board of directors to purchase up to $739.5 of Company common stock. During the nine months ended September 30, 2017, the Company purchased 2.2 shares of its common stock at a total cost of $298.1 (inclusive of 0.1 shares of common stock at a cost of $6.0 representing committed purchases as of December 31, 2016 that settled in early 2017). As of September 30, 2017, the Company had outstanding authorization from the board of directors to purchase up to $447.4 of Company common stock. The repurchase authorization has no expiration.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2016	$(470.7)	$(110.4)	$(581.1)
Other comprehensive earnings before reclassifications	276.3	4.6	280.9
Amounts reclassified from accumulated other comprehensive earnings to the Condensed Consolidated Statement of Operations (a)	—	(1.2)	(1.2)
Tax effect of adjustments	(39.1)	(2.0)	(41.1)
Balance at September 30, 2017	$(233.5)	$(109.0)	$(342.5)
(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. See Note 10 (Pension and Post-retirement Plans) below for additional information regarding the Company's net periodic benefit cost.
In the first quarter of 2016, the Company finalized measurement period adjustments relating to the Covance acquisition and incorrectly recorded them retrospectively to the interim periods in 2015. The final measurement period adjustments consisted of foreign cumulative translation adjustments related to the final allocation of goodwill and intangibles to the applicable international geographies which were completed in the first quarter of 2016. In order to record these adjustments in the correct accounting period, the Company reduced the foreign currency translation adjustment by $80.4 in its first quarter 2016 Statement of Comprehensive Income, in accordance with Accounting Standards Update 2015-16 Simplifying the Accounting for Measurement-Period Adjustments. The Company concluded that the correction of this error was not material individually or in the aggregate to the prior period noted.

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
The gross unrecognized income tax benefits were $14.6 and $18.4 at September 30, 2017 and December 31, 2016, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of September 30, 2017 and December 31, 2016, $14.6 and $18.4, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $6.9 and $9.9 as of September 30, 2017 and December 31, 2016, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2012. Substantially all material state and local and foreign income tax matters have been concluded through 2012 and 2009, respectively.
The Internal Revenue Service concluded the examination of the Company's 2014 federal consolidated income tax return in 2016, which did not include Covance. Covance's 2013 federal consolidated income tax return is currently under examination by the Internal Revenue Service. The Canada Revenue Agency is currently examining the Company's Canadian subsidiaries' 2013 and 2014 tax returns. The Company has various state and foreign income tax examinations ongoing throughout the year. The Company believes adequate provisions have been recorded related to all open tax years.

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
As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. (Hunter Labs Settlement Agreement), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed Hunter Labs Settlement Agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In 2011, the California legislature enacted Assembly Bill No. 97, which imposed a 10.0% Medi-Cal payment cut on most providers of healthcare services, including clinical laboratories. In 2012, the California legislature enacted Assembly Bill No. 1494, which directed the Department of Healthcare Services (DHCS) to establish new reimbursement rates for Medi-Cal commercial laboratory services based on payments made to California clinical laboratories for similar services by other third-party payers, and provided that until the new rates are set through this process, Medi-Cal payments for commercial laboratory services would be reduced (in addition to the 10.0% payment reduction imposed by Assembly Bill No. 97 in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80.0% of the lowest maximum allowance established under the Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this California legislation terminated the Company's reporting obligations (or obligation to provide a discount in lieu of reporting) under that agreement. In April 2015, CMS approved a 10.0% payment reduction under Assembly Bill No. 1494. The new rate methodology established new rates that were effective July 1, 2015, but these new rates were not entered into the state computer system until February 2016. The 2016 rates have been implemented. Recoupments associated with these changes have begun. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.
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
On November 4, 2013, the State of Florida through the Office of the Attorney General filed an Intervention Complaint in a False Claims Act lawsuit, State of Florida ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., in the Circuit Court for the Second Judicial Circuit for Leon County. The lawsuit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The lawsuit sought actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney’s fees, and legal expenses. The Company's Motion to Dismiss was denied in February 2015. In December 2016, the Court granted the Company's Motion for Partial Summary Judgment. In April 2017, the Company filed a Motion for Summary Judgment. On June 19, 2017, the parties filed a Notice of Settlement in Principle. A Stipulation of Dismissal with Prejudice was filed on September 28, 2017.
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
Prior to the Company’s acquisition of Sequenom, between August 15, 2016, and August 24, 2016, six putative class-action lawsuits were filed on behalf of purported Sequenom stockholders (captioned Malkoff v. Sequenom, Inc., et al., No. 16-cv-02054- JAH-BLM, Gupta v. Sequenom, Inc., et al., No. 16-cv-02084-JAH-KSC, Fruchter v. Sequenom, Inc., et al., No. 16-cv-02101- WQH-KSC, Asiatrade Development Ltd. v. Sequenom, Inc., et al., No. 16-cv-02113-AJB-JMA, Nunes v. Sequenom, Inc., et al., No. 16-cv-02128-AJB-MDD, and Cusumano v. Sequenom, Inc., et al., No. 16-cv-02134-LAB-JMA) in the United States District Court for the Southern District of California challenging the acquisition transaction. The complaints asserted claims against Sequenom and members of its board of directors (the Individual Defendants). The Nunes action also named the Company and Savoy Acquisition Corp. (Savoy), a wholly owned subsidiary of the Company, as defendants. The complaints alleged that the defendants violated Sections 14(e), 14(d)(4) and 20 of the Securities Exchange Act of 1934 by failing to disclose certain allegedly material information. In addition, the complaints in the Malkoff action, Asiatrade action, and Cusumano action alleged that the Individual Defendants breached their fiduciary duties to Sequenom shareholders. The actions sought, among other things, injunctive relief enjoining the merger. On August 30, 2016, the parties entered into a Memorandum of Understanding (MOU) in each of the above-referenced actions. In connection with the settlement, Sequenom agreed to make certain additional disclosures to its stockholders. On September 6, 2016, the Court entered an order consolidating for all pre-trial purposes the six individual actions described above under the caption In re Sequenom, Inc. Shareholder Litig., Lead Case No. 16-cv-02054-JAH-BLM, and designating the complaint from the Malkoff action as the operative complaint for the consolidated action. On November 11, 2016, two competing motions were filed by two separate stockholders (James Reilly and Shikha Gupta) seeking appointment as lead plaintiff under the terms of the Private Securities Litigation Reform Act of 1995. On June 7, 2017, the Court entered an order declaring Mr. Reilly as the lead plaintiff and approving Mr. Reilly’s selection of lead counsel. The parties agree that the prior MOU has been terminated. The Plaintiffs filed a Consolidated Amended Class Action Complaint on July 24, 2017, and the Defendants filed a Motion to Dismiss, which remains pending. The Company will vigorously defend the lawsuit.
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
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the United States District Court for the Middle District of North Carolina. The complaint alleges that the Company’s patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs’ Complaint and Strike Class Allegation; this motion is currently pending. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the United States District Court for the Middle District of North Carolina. The complaint contains similar allegations and seeks similar relief to the Bouffard complaint, and adds additional counts regarding state consumer protection laws. The Company will vigorously defend the lawsuits.
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
On August 8, 2017, a putative class action lawsuit, John Sealock, et al. v. Covance Market Access Services, Inc., was filed in the United States District Court for the Southern District of New York. The complaint alleges that Covance Market Access Services, Inc. violated the Fair Labor Standards Act and New York labor laws by failing to provide overtime wages, failing to pay for all hours worked, and failing to provide accurate wage statements. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney’s fees and costs. The Company will vigorously defend the lawsuit.
Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per-occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of September 30, 2017, the Company had provided letters of credit aggregating approximately $66.0, primarily in connection with certain insurance programs. The Company’s availability under its revolving credit facility is reduced by the amount of these letters of credit.

10.	PENSION AND POST-RETIREMENT PLANS
The Company’s defined contribution retirement plan (401K Plan) covers substantially all employees prior to the Covance and Chiltern acquisitions. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $14.9 and $13.0 for the three months ended September 30, 2017 and 2016, respectively, and was $43.6 and $40.2 during the nine months ended September 30, 2017 and 2016, respectively. As a result of the Covance acquisition, the Company also incurred expense of $14.0 and $12.6 for the Covance 401K plan during the three months ended September 30, 2017 and 2016, respectively, and $42.6 and $39.1 during the nine months ended September 30, 2017 and 2016, respectively. All of the Covance U.S. employees are eligible to participate in the discretionary Covance 401K plan, which features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions.
The Company also maintains a frozen defined benefit retirement plan (Company Plan), which as of December 31, 2009, covered substantially all employees. The benefits to be paid under the Company Plan are based on years of credited service through December 31, 2009, and ongoing interest credits. Effective January 1, 2010, the Company Plan was closed to new participants. The Company’s policy is to fund the Company Plan with at least the minimum amount required by applicable regulations.
The Company maintains a second, unfunded, non-contributory, non-qualified defined benefit retirement plan (PEP), which as of December 31, 2009, covered substantially all of its senior management group. The PEP supplements the Company Plan and was closed to new participants effective January 1, 2010.
The effect on operations for the Company Plan and the PEP is summarized as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost for administrative expenses	$1.4	$1.2	$4.2	$3.6
Interest cost on benefit obligation	3.5	3.9	10.8	11.6
Expected return on plan assets	(4.1)	(4.2)	(12.3)	(12.5)
Net amortization and deferral	2.7	2.8	8.3	8.4
Defined benefit plan costs	$3.5	$3.7	$11.0	$11.1
During the three and nine months ended September 30, 2017, the Company contributed $3.4 and $9.0, respectively, to the Company Plan.
As a result of the Covance acquisition, the Company also has a frozen non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company who were formerly employees of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of the net periodic pension cost for the three and nine months ended September 30, 2017 and September 30, 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$0.1	$0.2	$0.2	$0.6
Settlement gain	(0.1)	—	(0.3)	—
Net periodic pension cost	$—	$0.2	$(0.1)	$0.6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost on benefit obligation	0.1	0.1	0.3	0.3
Net amortization and deferral	(1.7)	(4.2)	(5.1)	(12.0)
Post-retirement medical plan benefits	$(1.6)	$(4.1)	$(4.8)	$(11.7)
Also as a result of the Covance acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. Effective January 1, 2017, this Plan ceased directly providing medical, prescription drug and dental coverage options previously available to eligible participants. Instead, the Company will fund the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by non-Medicare eligible participants to purchase health care insurance through insurance exchanges. The net periodic post-retirement benefit cost for the three months ended September 30, 2017 and 2016 was $0.5 and $0.4, respectively, and was $1.5 and $1.2 for the nine months ended September 30, 2017 and 2016, respectively.
As a result of the Covance acquisition, the Company sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom (U.K.) subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the U.K. pension plans are funded. The Company’s funding policy has been to contribute annually amounts at least equal to the local statutory funding requirements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	U.K. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost for administrative expenses	$1.0	$0.7	$2.8	$2.3
Interest cost on benefit obligation	1.9	2.0	5.6	6.5
Expected return on plan assets	(2.9)	(2.8)	(8.5)	(9.0)
Net (gain) from prior periods	0.2	—	0.5	—
Defined benefit plan costs	$0.2	$(0.1)	$0.4	$(0.2)

Assumptions used to determine defined benefit plan cost
Discount rate	2.7%	3.8%	2.7%	3.8%
Expected return on assets	4.7%	5.6%	4.7%	5.6%
Salary increases	3.8%	3.6%	3.8%	3.6%

	German Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost for administrative expenses	$0.3	$0.2	$0.8	$0.7
Interest cost on benefit obligation	0.1	0.2	0.4	0.5
Defined benefit plan costs	$0.4	$0.4	$1.2	$1.2

Assumptions used to determine defined benefit plan cost
Discount rate	1.7%	2.5%	1.7%	2.5%
Expected return on assets	N/A	N/A	N/A	N/A
Salary increases	2.0%	2.0%	2.0%	2.0%

11.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2017 and December 31, 2016 is as follows:

		Fair Value Measurements as of
	Fair Value as of	September 30, 2017
		Using Fair Value Hierarchy
	September 30, 2017	Level 1	Level 2	Level 3
Noncontrolling interest put	$16.5	$—	$16.5	$—
Interest rate swap	17.1	—	17.1	—
Cash surrender value of life insurance policies	60.6	—	60.6	—
Deferred compensation liability	62.1	—	62.1	—
Contingent consideration	16.0	—	—	16.0

		Fair Value Measurements as of
	Fair Value as of	December 31, 2016
		Using Fair Value Hierarchy
	December 31, 2016	Level 1	Level 2	Level 3
Noncontrolling interest put	$15.2	$—	$15.2	$—
Interest rate swap	14.6	—	14.6	—
Cash surrender value of life insurance policies	53.6	—	53.6	—
Deferred compensation liability	54.2	—	54.2	—
Contingent consideration	16.0	—	—	16.0
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s condensed consolidated balance sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.
The Company offers certain employees the opportunity to participate in an employee-funded deferred compensation plan (DCP). A participant's deferrals are allocated by the participant to one or more of 22 measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant's investment accounts, the Company

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of these policies are based upon earnings and changes in the value of the underlying investments, which are typically invested in a manner similar to the participants' allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $18.8 and $79.3 as of September 30, 2017 and December 31, 2016, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $6,081.7 and $5,254.5 as of September 30, 2017 and December 31, 2016, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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
Interest Rate Swap
The Company is party to two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $17.1 and $14.6 at September 30, 2017 and December 31, 2016, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.
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

The Company believes these embedded derivatives had no fair value at September 30, 2017 and December 31, 2016. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016, respectively.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of September 30, 2017 and December 31, 2016.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2017	2016
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$174.4	$179.5
Income taxes, net of refunds	263.7	260.9
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$46.5	$33.6
Conversion of zero-coupon convertible debt	13.7	6.6
Assets acquired under capital leases	7.3	12.1
(Decrease) increase in accrued property, plant and equipment	(0.4)	1.6

14.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and nine months ended September 30, 2017 and 2016. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes its business unit operations for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017		2016	2017	2016
Net revenues:
LCD	$1,837.2		$1,671.8	$5,354.2	$4,922.1
CDD	761.1		701.1	2,151.1	2,128.3
Intercompany eliminations	(0.4)		(0.2)	(0.9)	(0.5)
Net revenues	2,597.9		2,372.7	7,504.4	7,049.9

Operating earnings:
LCD	336.2	—	305.6	980.2	910.0
CDD	43.0		51.9	134.9	190.3
Unallocated corporate expenses	(37.9)		(33.5)	(105.1)	(111.3)
Total operating income	341.3		324.0	1,010.0	989.0
Other income (expense), net	(60.2)		(60.6)	(164.1)	(160.1)
Earnings before income taxes	281.1		263.4	845.9	828.9
Provision for income taxes	97.7		83.6	281.1	280.3
Net earnings	183.4		179.8	564.8	548.6
Less income attributable to noncontrolling interests	(2.8)		(0.3)	(3.4)	(0.9)
Net income attributable to Laboratory Corporation of America Holdings	$180.6		$179.5	$561.4	$547.7

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

1.
changes in government and third-party payer regulations, reimbursement, or coverage policies or other future reforms in the healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., health insurance exchanges), affecting governmental and third-party coverage or reimbursement for commercial laboratory testing, including the impact of the Protecting Access to Medicare Act of 2014 (PAMA), as draft rates are currently proposed;

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

4.
loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of applicable national, state, or local licensing laws or regulations regarding the operation of clinical laboratories and the delivery of clinical laboratory test results, including, but not limited to, the U.S. Clinical Laboratory Improvement Act of 1967 and the U.S. Clinical Laboratory Improvement Amendments of 1988 and similar laws and regulations in jurisdictions in which the Company conducts business;

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

9.
changes in national, state or local government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the U.K., the China Food and Drug Administration, the Pharmaceutical and Medical Devices Agency in Japan, the European Medicines Agency and similar regulations and policies of agencies in other jurisdictions in which the Company conducts business;

INDEX

10.
changes in government regulations or reimbursement pertaining to the biopharmaceutical and medical device and diagnostic industries, changes in reimbursement of biopharmaceutical products or reduced spending on research and development by biopharmaceutical customers;

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

INDEX

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

39.
impact on the Company's revenue, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by Standard &Poor's and/or Moody's;

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
GENERAL (dollars in millions, except per share data)

During the nine months ended September 30, 2017, the Company experienced strong revenue growth, driven by acquisitions as well as organic growth, which was partially offset by the impact of foreign currency translation. The company defines organic growth as the increase in revenue excluding revenue from acquisitions for the first twelve months after the close of each acquisition.
On September 1, 2017, the Company completed the acquisition of Chiltern, a specialty contract research organization, pursuant to a definitive agreement to acquire all of the share capital of Chiltern International Group Limited (Chiltern), a private limited company registered in Scotland, in an all-cash transaction valued at approximately $1,224.5. The Company funded the acquisition through bank financing. Chiltern is part of the Company's Covance Drug Development (CDD) segment. Chiltern's 2016 revenues were $500.2 with $49.3 in operating income.
On April 25, 2017, the Company announced that it was expanding its LaunchPad business process improvement initiative to include its CDD segment. The application of this initiative to CDD will consist of two phases implemented over three years. The first phase is intended to better align CDD's resources with its near-term outlook, and, in connection with the implementation of the first phase, on April 24, 2017, the Company committed to carry out a reduction in workforce in 2017.The first phase is currently underway and is expected to generate pre-tax savings of approximately $20.0 in 2017 and approximately $45.0 on an annualized basis thereafter, with pre-tax charges of $30.0 primarily related to severance costs, expected to be approximately $16.0 and related facility closure costs, expected to be approximately $14.0 in 2017. The second phase will focus on long-term structural changes designed to create a more efficient business model for CDD. The Company expects to provide additional details on the second phase early next year.

INDEX

Based upon performance in 2017, the Company will continue to monitor the financial performance of, and assumptions for, two of the CDD reporting units for which an income approach for goodwill impairment was performed in 2016. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's operating income as presented in its Consolidated Statement of Operations.
On September 22, 2017, pursuant to PAMA, Centers for Medicare & Medicaid Services (CMS) released preliminary Clinical Laboratory Fee Schedule (CLFS) rates for 2018. The Company believes CMS failed to properly include market data from a large portion of the laboratory industry in calculating the preliminary rates. The Company is evaluating the potential impact of the preliminary rates, including aspects of the proposed fee schedule that the Company believes require further clarification or revision. Based on its preliminary evaluation, the Company estimates that its revenues from tests paid by CMS under the CLFS during 2018 would be reduced between 6% and 8%. During 2016, approximately 12.3% of LabCorp Diagnostics (LCD) revenue was reimbursed under the CLFS, which represented less than 10% of the Company’s total revenue.
RESULTS OF OPERATIONS (dollars in millions)

Three months ended September 30, 2017 compared with three months ended September 30, 2016
Net Revenue

	Three Months Ended September 30,
	2017	2016	Change
Net revenue
LCD	$1,837.2	$1,671.8	9.9%
CDD	761.1	701.1	8.6%
Intercompany eliminations	(0.4)	(0.2)	N/A
Total	$2,597.9	$2,372.7	9.5%
The increase in net revenue for the three months ended September 30, 2017 as compared with the corresponding period in 2016 was due to growth from acquisitions of 6.9%, organic growth of 2.3% and the benefit from foreign currency translation of approximately 30 basis points.
LCD net revenue for the third quarter was $1,837.2, an increase of 9.9% over revenue of $1,671.8 in the third quarter of 2016. The increase in net revenue was the result of acquisitions, organic volume growth (measured by requisitions), price, mix and the benefit from foreign currency translation. Total volume (measured by requisitions) increased by 7.3%, of which organic volume was 2.3% and acquisition volume was 5.1%. Volume was negatively impacted by approximately 1.0% due to multiple hurricanes during the quarter. Revenue per requisition increased 2.4%. Revenue was also favorably impacted by 0.2% from foreign currency translation during the quarter.
CDD net revenue for the third quarter was $761.1, an increase of 8.6% over revenue of $701.1 in the third quarter of 2016. The increase was primarily due to the acquisition of Chiltern, as well as organic growth and the benefit from foreign currency translation of approximately 60 basis points.
Net Cost of Revenues

	Three Months Ended September 30,
	2017	2016	Change
Net cost of revenues	$1,715.1	$1,584.3	8.3%
Cost of revenues as a % of net revenue	67.4%	66.8%
Net cost of revenues increased 8.3% during the three months ended September 30, 2017 as compared with the corresponding period in 2016. Net cost of revenues as a percentage of net revenue increased from 66.8% for the three months ended September 30, 2016 to 67.4% for the three months ended September 30, 2017 primarily due to relatively higher costs of revenues on certain 2017 acquisitions as well higher personnel costs within the CDD segment during the past year. The net cost of revenues was also impacted by an increase of 0.2% due to currency fluctuations.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2017	2016	Change
Selling, general and administrative expenses	$465.3	$400.5	16.2%
Selling, general and administrative expenses as a % of net revenue	17.9%	16.9%

INDEX

Selling, general and administrative expenses as a percentage of net revenue increased to 17.9% during the three months ended September 30, 2017 as compared to 16.9% during the corresponding period in 2016.
During the three months ended September 30, 2017, the Company incurred legal and other costs of $23.2 primarily relating to the acquisition of Chiltern. The Company also recorded $3.1 in consulting and other expenses relating to Covance and Chiltern integration initiatives. In addition, the Company incurred $2.7 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad.
During the three months ended September 30, 2016, the Company incurred legal and other costs of $1.3 relating to the wind down of its minimum volume service contract operations. The Company incurred $5.9 in fees and expenses associated with acquisitions completed during the quarter. The Company also recorded $1.4 in consulting expenses relating to fees incurred as part of its Covance acquisition integration costs and compensation analysis, along with $0.5 in short-term equity retention arrangements relating to the Covance acquisition and $3.4 of accelerated equity and other final compensation relating to executive transition. In addition, the Company incurred $3.7 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad.
Excluding these charges, selling, general and administrative expenses as a percentage of net revenues were 16.8% and 16.2% during the three months ended September 30, 2017 and 2016, respectively.
The increase in selling, general and administrative expenses as a percentage of net revenue, excluding these charges, is primarily due to acquisitions and higher personnel costs offset partially by the impact of LaunchPad. Bad debt expense for LCD was 4.5% of net revenue for that segment during the three months ended September 30, 2017 as compared to 4.1% during the corresponding period in 2016. The increase in expense is impacted in part by management’s assessment of increased collection risk for customers affected by extreme weather events.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2017	2016	Change
LCD	$29.2	$19.3	51.3%
CDD	25.4	21.8	16.5%
Total amortization of intangibles and other assets	$54.6	$41.1	32.8%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after September 30, 2016.
Restructuring and Other Special Charges

	Three Months Ended September 30,
	2017	2016	Change
Restructuring and other special charges	$21.6	$22.8	(5.3)%
During the third quarter of 2017, the Company recorded net restructuring and other special charges of $21.6. The charges included $4.6 in severance and other personnel costs along with $12.1 in costs associated with facility closures and general integration initiatives. The Company reversed previously established reserves of $0.9, primarily in unused severance reserves. The Company also recognized asset impairment losses of $5.8 related to the termination of a software development project within the CDD segment and the forgiveness of certain indebtedness for LCD customers in areas heavily impacted by hurricanes during the quarter.
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
Interest Expense

	Three Months Ended September 30,
	2017	2016	Change
Interest expense	$(59.9)	(58.2)	2.9%
The increase in interest expense for the three months ended September 30, 2017 as compared with the corresponding period in 2016 is primarily due to the issuance of senior notes and the addition of the new term loan, and increased borrowings under the

INDEX

Company's Revolving Credit Facility, partially offset by the repayment of the 2.20% senior notes in August 2017 and the retirement in October 2016 of the convertible senior notes acquired as part of the Sequenom acquisition.

Equity Method Income

	Three Months Ended September 30,
	2017	2016	Change
Equity method income	$3.2	$2.6	23.1%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The increase in income for the three months ended September 30, 2017 as compared with the corresponding period in 2016 was primarily due to the addition of several joint ventures related to the May 2017 acquisition of Pathology Associates Medical Laboratories (PAML).
Other, net

	Three Months Ended September 30,
	2017	2016	Change
Other, net	$(4.2)	$(5.6)	(25.0)%

The change in other, net for the three months ended September 30, 2017, is primarily due to a larger loss on sale of assets during the three months ended September 30, 2016 than the comparable period in 2017. Foreign currency transaction losses were $1.8 and $1.4, respectively for the 2017 and 2016 periods presented.
Income Tax Expense

	Three Months Ended September 30,
	2017	2016	Change
Income tax expense	$97.7	$83.6	16.9%
Income tax expense as a % of earnings before income taxes	34.8%	31.7%
The Company's 2017 and 2016 tax rates were favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate. The rate for the three months ended September 30, 2017 was higher than the corresponding period in 2016 due to a less favorable mix of taxable income in foreign jurisdictions. In addition, the 2017 tax rate was higher due to nondeductible transaction costs associated with the Chiltern acquisition. The Company considers all of the foreign earnings to be permanently reinvested overseas.
Operating Results by Segment

	Three Months Ended September 30,
	2017	2016	Change
LCD	$336.2	$305.6	10.0%
LCD operating margin	18.3%	18.3%	—%
CDD	43.0	51.9	(17.1)%
CDD operating margin	5.6%	7.4%	(1.8)%
General corporate expenses	(37.9)	(33.5)	13.1%
Total	$341.3	$324.0	5.3%
LCD operating earnings were $337.1 for the three months ended September 30, 2017, an increase of 10.3% over operating earnings of $305.6 in the corresponding period of 2016, and LCD generated consistent operating margin year-over-year. During the quarter, the Company achieved its three-year-goal to deliver $150.0 in net LaunchPad savings.
CDD operating earnings were $43.0 for the three months ended September 30, 2017, a decrease of 17.1% over operating earnings of $51.9 in the corresponding period of 2016, and CDD operating margin decreased 1.8% year-over-year. The decline was primarily due to acquisition costs, higher personnel costs, higher restructuring and other special charges related to the expansion of LaunchPad and the termination of a software development project. These costs were partially offset by cost synergies. During the third quarter, the Company achieved its three-year goal to deliver cost synergies of $100.0 related the acquisition of Covance.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $37.9 for the three months ended September 30, 2017, an increase of 13.1% over corporate expenses of $33.5 in the corresponding period of 2016. The increase in corporate expenses in 2017 is primarily due to an increase in certain incentive compensation.

INDEX

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Net Revenue

	Nine Months Ended September 30,
	2017	2016	Change
Net revenue
LCD	$5,354.2	$4,922.1	8.8%
CDD	2,151.1	2,128.3	1.1%
Intercompany eliminations	(0.9)	(0.5)	80.0%
Total	$7,504.4	$7,049.9	6.4%
The 6.4% increase in net revenue for the nine months ended September 30, 2017 as compared with the corresponding period in 2016 was due to growth from acquisitions of 4.4%, and organic growth of 2.2%, partially offset by the impact of foreign currency translation of approximately 20 basis points.
LCD net revenue for the nine months ended September 30, 2017 was $5,354.2, an increase of 8.8% over revenue of $4,922.1 in the nine months ended September 30, 2016. The increase in net revenue was the result of acquisitions, organic volume growth (measured by requisitions), price, mix, and the benefit from foreign currency translation. Total volume (measured by requisitions) increased by 5.6%, of which organic volume was 2.0% and acquisition volume was 3.6%. Revenue per requisition increased 3.2%.
CDD net revenue for the nine months ended September 30, 2017 was $2,151.1, an increase of 1.1% from revenue of $2,128.2 in the nine months ended September 30, 2016. The increase in net revenue was primarily due to the acquisition of Chiltern, which contributed growth of 2.2%, partially offset by a decline in organic growth of 0.3% and an unfavorable impact from foreign currency translation of approximately 80 basis points.
Net Cost of Revenues

	Nine Months Ended September 30,
	2017	2016	Change
Net cost of revenues	$4,956.2	$4,657.4	6.4%
Cost of revenues as a % of net revenue	66.0%	66.1%
Net cost of revenues increased 6.4% during the nine months ended September 30, 2017 as compared with the corresponding period in 2016. Net cost of revenues as a percentage of net revenue has decreased slightly from 66.1% for the nine months ended September 30, 2016 to 66.0% for the nine months ended September 30, 2017 with relatively higher costs of revenues for certain 2017 acquisitions being offset by a decrease of 0.2% due to currency fluctuations.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2017	2016	Change
Selling, general and administrative expenses	$1,320.0	$1,224.2	7.8%
Selling, general and administrative expenses as a % of net revenue	17.6%	17.4%
Selling, general and administrative expenses as a percentage of net revenue increased to 17.6% during the nine months ended September 30, 2017 as compared to 17.4% during the corresponding period in 2016.
The Company incurred legal and other costs of $29.8 relating to recent acquisition activity. The Company also recorded $8.0 in consulting expenses relating to Covance and Chiltern integration activities and compensation analysis, along with $0.9 in short-term equity retention arrangements relating to the Covance acquisition. In addition, the Company incurred $8.2 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad.
During the nine months ended September 30, 2016, the Company incurred additional legal and other costs of $4.0 relating to the wind down of its minimum volume service contract operations and incurred $7.4 in acquisition fees and expenses. The Company also recorded $5.7 in consulting expenses relating to fees incurred as part of its Covance acquisition integration costs and compensation analysis, along with $2.4 in short-term equity retention arrangements relating to the Covance acquisition and $4.8 of accelerated equity compensation relating to executive transition. In addition, the Company incurred $8.1 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad.

INDEX

Excluding these charges, selling, general and administrative expenses as a percentage of net revenues were 17.0% and 17.4% during the nine months ended September 30, 2017 and 2016, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the impact of LaunchPad. Bad debt expense for LCD was 4.5% of net revenue for that segment during the nine months ended September 30, 2017 as compared to 4.4% during the corresponding period in 2016. The increase in expense is impacted in part by management’s assessment of increased collection risk for customers affected by extreme weather events.
Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2017	2016	Change
LCD	$85.4	$66.3	28.8%
CDD	68.2	64.4	5.9%
Total amortization of intangibles and other assets	$153.6	$130.7	17.5%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after September 30, 2016.
Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2017	2016	Change
Restructuring and other special charges	$64.6	$48.6	32.9%
During the first nine months of 2017, the Company recorded net restructuring and other special charges of $64.6; $14.1 within LCD and $50.5 within CDD. The charges were comprised of $27.2 related to severance and other personnel costs along with $17.9 in costs associated with facility closures and general integration initiatives. The charges were offset by the reversal of previously established reserves of $1.5, primarily in unused severance reserves. The Company also recognized asset impairment losses of $20.9 related to the termination of a software development project within the CDD segment and the forgiveness of certain indebtedness for LCD customers in areas heavily impacted by hurricanes during the third quarter.
The Company incurred legal and other costs of $29.8 relating to recent acquisition activity. The Company also recorded $8.0 in consulting expenses relating to Covance and Chiltern integration activities and compensation analysis, along with $0.9 in short-term equity retention arrangements relating to the Covance acquisition. In addition, the Company incurred $8.2 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling, general and administrative expenses).
During the first nine months of 2016, the Company recorded net restructuring and other special charges of $48.6; $9.7 within LCD and $38.9 within CDD. The charges were comprised of $23.1 related to severance and other personnel costs along with $30.7 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations. The Company reversed previously established reserves of $2.4 in unused severance reserves primarily as the result of selling one of CDD's minimum volume contract facilities to a third party and $2.8 for costs related to unused facilities.
The Company incurred additional legal and other costs of $4.0 relating to the wind-down of its minimum volume contract operations and incurred $7.4 in acquisition fees and expenses. The Company also recorded $5.5 in consulting expenses relating to fees incurred as part of its integration and compensation analysis, along with $2.3 in short-term equity retention arrangements relating to the Covance acquisition and $7.4 of accelerated equity compensation relating to the announced retirement of a Company executive. In addition, the Company incurred $8.1 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling, general and administrative expenses). In conjunction with certain international legal entity tax structuring, the Company recorded a one-time tax liability of $1.1. The Company also incurred $5.6 of interest expense relating to the early retirement of subsidiary indebtedness assumed as part of its acquisition of Sequenom, Inc. (Sequenom).

Interest Expense

	Nine Months Ended September 30,
	2017	2016	Change
Interest expense	$(167.3)	$(166.2)	0.7%
The slight increase in interest expense for the nine months ended September 30, 2017 as compared with corresponding period in 2016 is primarily due to the issuance of senior notes and the addition of the new term loan, and increased borrowings under the Company's Revolving Credit Facility, partially offset by the repayment of the 2.20% senior notes in August 2017 and the retirement of the convertible senior notes acquired as part of the Sequenom acquisition in October 2016.

INDEX

Equity Method Income, net

	Nine Months Ended September 30,
	2017	2016	Change
Equity method income, net	$10.0	$5.9	69.5%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The increase in income for the nine months ended September 30, 2017 as compared with the corresponding period in 2016 was primarily due to the increased profitability in one of the joint ventures and the addition of several joint ventures related to the May 2017 acquisition of PAML.
Other, net

	Nine Months Ended September 30,
	2017	2016	Change
Other, net	$(8.2)	$(1.3)	530.8%

The change in other, net for the nine months ended September 30, 2017 is primarily due to a loss on sale of assets during the nine months ended September 30, 2017 as compared to a gain on sale of assets during the comparable period in 2016. Foreign currency transaction losses were $4.4 and $4.2, respectively for the 2017 and 2016 periods presented.

Income Tax Expense

	Nine Months Ended September 30,
	2017	2016	Change
Income tax expense	$281.1	$280.3	0.3%
Income tax expense as a % of earnings before tax	33.2%	33.8%
The Company's 2017 tax rate for the nine months ended September 30, 3017 is lower than the 2016 tax rate primarily due to a greater benefit recognized for stock-based compensation. In 2017 and 2016, the rate was favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate. The Company considers all of the foreign earnings to be permanently reinvested overseas.
Operating Results by Segment

	Nine Months Ended September 30,
	2017	2016	Change
LCD	$980.2	$910.0	7.7%
LCD operating margin	18.3%	18.5%	(0.2)%
CDD	134.9	190.3	(29.1)%
CDD operating margin	6.3%	8.9%	(2.6)%
General corporate expenses	(105.1)	(111.3)	5.6%
Total	$1,010.0	$989.0	2.1%
LCD operating earnings were $980.2 for the nine months ended September 30, 2017, an increase of 7.7% over operating earnings of $910.0 in the corresponding period of 2016 and a decrease of 0.2% in operating margin year-over-year. The decrease in operating margin was primarily due to strong revenue growth offset by lower margins on certain 2017 acquisitions as well as management's assessment of increased collection risk for customers affected by extreme weather events. During the third quarter, the Company achieved its three-year-goal to deliver $150.0 in net LaunchPad savings.
CDD operating earnings were $134.9 for the nine months ended September 30, 2017, a decrease of 29.1% over operating earnings of $190.3 in the corresponding period of 2016 and a decrease of 2.6% in operating margin year-over-year. The decrease in operating margin was primarily due to acquisitions and transaction costs. The segment experienced also higher personnel costs and increased restructuring and other special charges related to the expansion of LaunchPad and the termination of a software development project. These costs were partially offset by cost synergies. During the third quarter, the Company achieved its three-year goal to deliver cost synergies of $100.0 related the acquisition of Covance.

INDEX

General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $105.1 for the nine months ended September 30, 2017, a decrease of 5.6% over corporate expenses of $111.3 in the corresponding period of 2016. The decrease in corporate expenses in 2017 is primarily due to a reduction in acquisition related costs.
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
During the first nine months of 2017 and 2016, respectively, the Company's cash flows were as follows:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$895.4	$727.0
Net cash used for investing activities	(2,050.4)	(576.1)
Net cash provided by (used for) financing activities	1,111.3	(301.7)
Effect of exchange rate on changes in cash and cash equivalents	19.4	2.0
Net change in cash and cash equivalents	$(24.3)	$(148.8)
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2017 and 2016 totaled $409.3 and $567.6, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the nine months ended September 30, 2017, the Company's operations provided $895.4 of cash as compared to $727.0 during the same period in 2016. The $168.4 increase in cash provided from operations in 2017 as compared with the corresponding 2016 period is primarily due to higher net earnings and improved working capital management.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2017 was $2,050.4 as compared to $576.1 for the nine months ended September 30, 2016. The $1,474.3 increase in cash used in investing activities was primarily due to cash paid for acquisitions and equity investments in 2017. On September 1, 2017, the Company completed the acquisition of Chiltern, a specialty contract research organization, pursuant to a definitive agreement to acquire all of the share capital of Chiltern, in an all-cash transaction valued at approximately $1,224.5. The Company funded the acquisition through a combination of bank financing and the issuance of bonds. Chiltern is part of the Company's CDD segment. Capital expenditures were $216.8 and $204.6 for the nine months ended September 30, 2017 and 2016, respectively. The Company expects capital expenditures in 2017 to be approximately 3.0% of net revenues primarily in connection with projects to support growth in the Company's core businesses, including projects related to LaunchPad. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017 was $1,111.3 compared to net cash used for financing activities of $301.7 for the nine months ended September 30, 2016. The change in the cash provided by (used for) financing activities for nine months ended September 30, 2017, as compared to 2016, was primarily a result of an increase in net debt proceeds of $1,352.6 offset by common stock repurchases of $298.1. On August 22, 2017, the Company issued new senior notes representing $1,200.0 in debt securities and consisting of a $600.0 aggregate principal amount of 3.25% senior notes due 2024 and a $600.0 aggregate principal amount of 3.60% senior notes due 2027. Interest on these notes is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2018. Net proceeds from the offering of these notes were $1,190.1 after deducting underwriting discounts and other expenses of the offering. Net proceeds were used to pay off the 2.20% senior notes due August 23, 2017, as well as a portion of the cash consideration and the fees and expenses in connection with the Chiltern acquisition.
As part of its financing of the Covance acquisition, the Company entered into a $1,000.0 term loan in December 2014. On September 15, 2017, the Company entered into a new $750.0 term loan. The 2017 term loan facility will mature on September

INDEX

15, 2022. The 2014 term loan balance at September 30, 2017 was $515.0 and December 31, 2016 was $565.0. The 2017 term loan balance at September 30, 2017 was $750.0.
Under the Company's term loan credit facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facilities and the revolving credit facility at September 30, 2017. As of September 30, 2017, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.5 to 1.0.
As of September 30, 2017, the effective interest rate on the revolving credit facility was 2.21%, the effective interest rate on the 2014 term loan was 2.49% and the effective interest rate on the 2017 term loan was 2.36%.
On September 30, 2016, the Company announced the successful completion of the consent solicitations for the 5.00% convertible senior notes due 2017 and 2018, acquired as part of the 2016 acquisition of Sequenom, Inc. On October 20, 2016, the Company retired $129.9 of these outstanding notes, and paid an additional $5.6 relating to the early retirement of the subsidiary indebtedness.
As of September 30, 2017, the Company provided letters of credit aggregating $66.0, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually.
At the end of 2016, the Company had outstanding authorization from the board of directors to purchase up to $739.5 of Company common stock. During the nine months ended September 30, 2017, the Company purchased 2.2 shares of its common stock at a total cost of $298.1 (inclusive of 0.1 shares of common stock at a cost of $6.0 representing committed purchases as of December 31, 2016 that settled in early 2017). As of September 30, 2017, the Company had outstanding authorization from the board of directors to purchase up to $447.4 of Company common stock. The repurchase authorization has no expiration.
The Company had a $21.5 and $28.3 reserve for unrecognized income tax benefits, including interest and penalties, as of September 30, 2017 and December 31, 2016, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets.
Zero-coupon Subordinated Notes
On September 11, 2017, the Company announced that for the period from September 11, 2017 to March 11, 2018, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 8, 2017, in addition to the continued accrual of the original issue discount.
During the nine months ended September 30, 2017, the Company settled notices to convert $22.8 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $66.2. The total cash used for these settlements was $33.8 and the Company also issued 0.2 shares of common stock. As a result of these conversions, the Company also reversed deferred tax liabilities of $13.7.
On October 2, 2017, the Company also announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2017, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, December 29, 2017. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the new revolving credit facility.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and Standard and Poor’s contribute to its ability to access capital markets.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange and interest rates, and the Company regularly evaluates its exposure to such changes. The Company addresses its exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as foreign currency forward contracts and interest rate swap

INDEX

agreements. Although, as set forth below, the Company’s zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments, the Company does not hold or issue derivative financial instruments for trading purposes.
Foreign Currency Exchange Rates
Approximately 18.0% of the Company's net revenues for the nine months ended September 30, 2017 and approximately 10.4% of those for the nine months ended September 30, 2016 were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the first nine months of 2017 and the year ended December 31, 2016, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the nine months ended September 30, 2017 by approximately $1.2. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $276.3 and $11.7 at September 30, 2017 and 2016, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2017, the Company had 20 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through October 2017 with a notional value totaling approximately $302.5. At December 31, 2016, the Company had 5 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2017 with a notional value totaling approximately $167.9.
Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of September 30, 2017, the Company had $1,265.0 of unhedged variable rate debt from the term loan credit facilities and $0.0 outstanding on its revolving credit facility. As of December 31, 2016, the Company had no outstanding balance on its revolving credit facility, $565.0 on its 2014 term loan facility and $715.0 on its new term loan facility.
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
ITEM 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

INDEX

On May 4, 2017, the Company completed the acquisition of Pathology Associates Medical Laboratories (PAML). On September 1, 2017, the Company completed the acquisition of Chiltern. The Company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include both PAML's and Chiltern's operations. The Company’s management is continuing to integrate the acquired operations of PAML and Chiltern into the Company’s overall internal control over financial reporting process. However, management plans to exclude both PAML and Chiltern from its annual assessment of internal controls over financial reporting for the year ended December 31, 2017. There were no other changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated herein by reference.

Item 1A. Risk Factors

Tthere have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in millions)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended September 30, 2017, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 - July 31	0.3	152.51	0.3	447.4
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
	0.3	—	0.3
The board of directors has authorized the repurchase of specified amounts of the Company's common stock since 2007, including the authorization to repurchase up to $1,000.0 of the Company’s common stock announced by the Company on October 18, 2013. At the end of the third quarter 2017, $447.4 of repurchase authorization remained under the Company's share repurchase program. The repurchase authorization has no expiration date.

INDEX

Item 6. Exhibits

(a)	Exhibits
4.1
Eleventh Supplemental Indenture, dated as of August 22, 2017, between the Company and U.S. Bank National Association, as trustee, including the form of the 2024 Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 22, 2017)

4.2
Twelfth Supplemental Indenture, dated as of August 22, 2017, between the Company and U.S. Bank National Association, as trustee, including the form of the 2027 Notes (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 22, 2017)

10.1*	Amendment No. 3, dated as of September 15, 2017, to the Term Loan Credit Agreement dated as of December 19, 2014, with Bank of America, N.A.*
10.2*	Term Loan Credit Agreement, dated as of September 15, 2017, with Bank of America, N.A.*
10.3*
Second Amended and Restated Credit Agreement, dated as of September 15, 2017, (originally dated as of December 21, 2011) among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association as Syndication Agent and L/C Issuer, Credit Suisse AG, Cayment Islands Branch as Documentation Agent and L/C Issuer, the Bank of Tokyo-Mitsubishi UFJ, LTD., Barclays Bank PLC, Credit Suisse AG, Cayman Island Branch, KeyBank National Association, PNC Bank, National Association, TD Bank, N.A., and U.S. Bank National Association, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LL as Joint Lead Arrangers and Joint Book Managers, and the lenders named therein

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

November 2, 2017