Form 10-Q
period 2018-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2018-05-01
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR
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
The number of shares outstanding of the issuer's common stock is 102.3 million shares, net of treasury stock as of April 27, 2018.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	40

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$361.8	$316.7
Accounts receivable	1,613.0	1,555.4
Unbilled services	348.6	324.1
Supplies inventories	226.2	227.6
Prepaid expenses and other	347.0	310.0
Total current assets	2,896.6	2,733.8
Property, plant and equipment, net	1,749.9	1,748.9
Goodwill, net	7,615.5	7,571.4
Intangible assets, net	4,297.5	4,340.8
Joint venture partnerships and equity method investments	58.4	58.4
Deferred income tax assets	1.7	1.9
Other assets, net	212.1	217.8
Total assets	$16,831.7	$16,673.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$519.1	$576.3
Accrued expenses and other	749.1	808.5
Unearned revenue	418.1	383.4
Short-term borrowings and current portion of long-term debt	417.7	417.5
Total current liabilities	2,104.0	2,185.7
Long-term debt, less current portion	6,359.3	6,344.6
Deferred income taxes and other tax liabilities	991.4	939.6
Other liabilities	372.8	378.2
Total liabilities	9,827.5	9,848.1
Commitments and contingent liabilities
Noncontrolling interest	20.2	20.8
Shareholders’ equity:
Common stock, 102.1 and 101.9 shares outstanding at March 31, 2018 and December 31, 2017, respectively	12.0	12.0
Additional paid-in capital	1,969.0	1,989.8
Retained earnings	6,369.3	6,196.1
Less common stock held in treasury	(1,085.1)	(1,060.1)
Accumulated other comprehensive loss	(281.2)	(333.7)
Total shareholders’ equity	6,984.0	6,804.1
Total liabilities and shareholders’ equity	$16,831.7	$16,673.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	2,848.3	2,413.7
Cost of revenues	2,069.3	1,701.2
Gross profit	779.0	712.5
Selling, general and administrative expenses	397.0	342.9
Amortization of intangibles and other assets	62.3	47.6
Restructuring and other special charges	14.3	3.9
Operating income	305.4	318.1
Other income (expenses):
Interest expense	(63.5)	(52.4)
Equity method income, net	2.5	2.3
Investment income	0.6	0.3
Other, net	(3.5)	(3.0)
Earnings before income taxes	241.5	265.3
Provision for income taxes	69.0	82.0
Net earnings	172.5	183.3
Less: Net (earnings) loss attributable to the noncontrolling interest	0.7	(0.3)
Net earnings attributable to Laboratory Corporation of America Holdings	$173.2	$183.0

Basic earnings per common share	$1.70	$1.79
Diluted earnings per common share	$1.67	$1.75

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net earnings	$172.5	$183.3
Foreign currency translation adjustments	39.4	58.6
Net benefit plan adjustments	2.9	0.6
Other comprehensive earnings before tax	42.3	59.2
Provision for income tax related to items of other comprehensive earnings	10.2	(5.9)
Other comprehensive earnings, net of tax	52.5	53.3
Comprehensive earnings	225.0	236.6
Less: Net (earnings) loss attributable to the noncontrolling interest	0.7	(0.3)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$225.7	$236.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2016	$12.1	$2,131.7	$4,969.0	$(1,012.7)	$(581.9)	$5,518.2
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	183.0	—	—	183.0
Other comprehensive earnings, net of tax	—	—	—	—	53.3	53.3
Issuance of common stock under employee stock plans	0.1	26.9	—	—	—	27.0
Surrender of restricted stock and performance share awards	—	—	—	(20.7)	—	(20.7)
Conversion of zero-coupon convertible debt	—	12.7	—	—	—	12.7
Stock compensation	—	27.7	—	—	—	27.7
Purchase of common stock	(0.1)	(147.9)	—	—	—	(148.0)
BALANCE AT MARCH 31, 2017	$12.1	$2,051.1	$5,152.0	$(1,033.4)	$(528.6)	$5,653.2

BALANCE AT DECEMBER 31, 2017	$12.0	$1,989.8	$6,196.1	$(1,060.1)	$(333.7)	$6,804.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	173.2	—	—	173.2
Other comprehensive earnings, net of tax	—	—	—	—	52.5	52.5
Issuance of common stock under employee stock plans	—	28.4	—	—	—	28.4
Surrender of restricted stock and performance share awards	—	—	—	(25.0)	—	(25.0)
Stock compensation	—	25.8	—	—	—	25.8
Purchase of common stock	—	(75.0)	—	—	—	(75.0)
BALANCE AT MARCH 31, 2018	$12.0	$1,969.0	$6,369.3	$(1,085.1)	$(281.2)	$6,984.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$172.5	$183.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	142.8	128.1
Stock compensation	25.8	27.7
Loss on sale of assets	1.7	0.5
Accreted interest on zero-coupon subordinated notes	—	0.2
Cumulative earnings less than distributions from equity method investments	(0.5)	0.1
Asset impairment	2.3	—
Deferred income taxes	36.0	18.7
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(53.6)	(26.7)
Increase in unbilled services	(22.8)	(9.6)
Decrease in inventories	1.4	4.9
Increase in prepaid expenses and other	(33.8)	(16.2)
(Decrease) increase in accounts payable	(59.8)	1.6
Increase (decrease) in unearned revenue	26.2	(2.8)
Decrease in accrued expenses and other	(83.5)	(83.9)
Net cash provided by operating activities	154.7	225.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(72.5)	(72.2)
Proceeds from sale of assets	0.1	0.8
Acquisition of licensing technology	—	(1.2)
Investments in equity affiliates	(1.9)	(21.1)
Acquisition of businesses, net of cash acquired	—	(151.8)
Net cash used for investing activities	(74.3)	(245.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	229.7	229.7
Payments on revolving credit facilities	(214.7)	(133.7)
Payments on zero-coupon subordinated notes	—	(22.9)
Noncontrolling interest distributions	(5.6)	(0.3)
Deferred payments on acquisitions	—	(1.4)
Payments on long-term lease obligations	(2.8)	(2.3)
Net proceeds from issuance of stock to employees	28.4	27.0
Purchase of common stock	(75.0)	(148.0)
Net cash used for financing activities	(40.0)	(51.9)
Effect of exchange rate changes on cash and cash equivalents	4.7	3.4
Net increase (decrease) in cash and cash equivalents	45.1	(68.1)
Cash and cash equivalents at beginning of period	316.7	433.6
Cash and cash equivalents at end of period	$361.8	$365.5

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
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 15 (Business Segment Information). During the three months ended March 31, 2018, LCD and CDD contributed approximately 62% and 38%, respectively, of net revenues to the Company, and for the three months ended March 31, 2017, contributed approximately 68% and 32%, respectively.
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20.0% and no representation on the investee's board of directors) are accounted for at fair value or at cost minus impairment for those investments that do not have readily determinable fair values. All significant inter-company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s 2017 Annual Report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
Recently Adopted Guidance
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards (IFRS) and U.S. Generally Accepted Accounting Principles (GAAP). The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.
The standard was effective for the Company beginning January 1, 2018. The Company elected to adopt the standard using the full retrospective approach, which resulted in a recasting of revenue and the related financial statement items for 2016 and 2017. During transition to the new standard, the Company also elected several practical expedients, as provided by the standard. Contracts that began and ended within the same annual reporting period were not restated. Contracts that were completed by December 31, 2017 that had variable consideration were estimated using the transaction price at the date the contract was completed. The amount of the transaction price allocated to the remaining performance obligations will not be disclosed for prior reporting periods.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Contracts that were modified prior to the earliest reporting period will be reflected in the earliest reporting period with an aggregate adjustment for prior modifications.
As a result of the new standard, the Company has changed its accounting policies for revenue recognition. The significant changes under the new standard, and the quantitative impact of these changes, are detailed below.
LCD
The primary impact of the new standard to the LCD segment was classifying bad debt expense of $78.2 for the three months ended March 31, 2017,as a reduction in revenue rather than as a selling, general and administrative expense.
CDD
The primary impact of the new standard to the CDD segment was as follows:
Investigator fees: Prior to the new standard, reimbursements of investigator fees by clients were netted against the amounts paid to investigators in net revenues, on the basis that CDD was acting as the agent in arranging the investigator services. Under the new standard, revenue for investigator services and other reimbursable activities is recognized gross of fees paid to the investigators and other vendors, on the basis that a clinical study is considered a single, combined performance obligation for which CDD acts as a principal. Where CDD assumes the obligations by contract in studies involving patients, CDD is the principal because CDD may contract directly with third party clinical trial sites and investigators for investigator services and other reimbursable activities, which are combined with other CDD services in the management of a clinical study. Where CDD has assumed certain clinical trial sponsor obligations by contract in studies involving patients, CDD has primary responsibility for fulfilling its obligations associated with the full management of a clinical study, has inventory risk since it may be obligated to compensate investigators and other vendors for reimbursable activities regardless of payment by the customer, and has discretion within the framework agreed with the customer in setting the price of the study, including the budget for all pass-through costs, including investigator grants.
The financial impact of this change on revenue for the three months ended March 31, 2017 was an increase of $57.4. Revenue and expenses from reimbursable out-of-pocket costs were previously recognized gross as separate line items from Net revenues and Net cost of revenue in the Consolidated Statement of Operations. Under the new standard, reimbursable out-of-pocket costs continue to be recognized gross, but are no longer presented separately (i.e., expenses are included in Cost of revenues and reimbursements are included in Revenues). In the statement of financial position, unbilled investigator fees and reimbursable out of pocket costs were reclassified from “Prepaid expenses and other” to “Unbilled services” and billed investigator grants and reimbursable out-of-pocket costs were reclassified from “Prepaid expenses and other” to “Accounts receivable, net.”
Measure of progress: Prior to the new standard, service fee revenue in clinical studies was recognized on a proportional-performance basis, generally using output measures that are specific to the service provided (e.g., number of investigators enrolled, number of sites initiated, number of trial subjects enrolled and number of monitoring visits completed), while reimbursable out-of-pocket revenue was recognized when the associated expense was incurred. Changes in contract value from changes in scope were reflected once the customer agreed to the changes in scope and renegotiated pricing terms. Under the new standard, revenue in a clinical study (inclusive of budgeted reimbursable pass-through costs) is recognized using an input-based measure of progress based on costs incurred (including pass-through costs such as investigator services and reimbursable out-of-pocket expenses). If a customer’s approval of a work scope change creates an enforceable right to payment, the related revenue will be estimated and included in the measure of progress before a formal change order is executed, which results in recognition of revenue as services are provided. The financial impact of this change on revenue for the three months ended March 31, 2017 is a decrease of $12.5.
Sales commissions: Prior to the new standard, sales commissions were recorded as an expense each quarter when incurred. Under the new standard, CDD amortizes sales commissions according to the expected service period to which the commissions relate on the basis that they are recoverable through the margin inherent in the contracts and recognizes the unamortized commissions as current and long-term assets.
CDD applied the portfolio practical expedient in the new standard to determine the amortization period for assets recognized from sales commissions. Under the portfolio approach, CDD determined the weighted average contract term for groups of contracts with similar characteristics, and then amortized the capitalized sales commissions for that group over that term. CDD believes that any difference between the amortization patterns under the specific identification approach and the portfolio approach are not significant to CDD’s consolidated financial statements. The financial impact of this change on selling, general, and administrative expenses for the three months ended March 31, 2017 was an increase of $1.4.
The total quantitative impact of the new standard on retained earnings as of January 1, 2017 is an increase of $13.2.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

New Accounting Pronouncements
In January 2016, the FASB issued a new accounting standard that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. A financial instrument is defined as cash, evidence of ownership interest in a company or other entity, or a contract that both: (i) imposes on one entity a contractual obligation either to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right either to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity. The Company adopted this standard effective January 1, 2018. As a result of adoption, investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20.0% and no representation on the investee's board of directors) are accounted for at fair value or at cost minus impairment for those investments that do not have readily determinable fair values.
In February 2016, the FASB issued a new accounting standard that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for based on guidance similar to current guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company will implement a new module into the current leasing software solution which will facilitate compliance with the new standard and is currently evaluating the impact that this new standard will have on the consolidated financial statements.
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
In August 2016, the FASB issued a new accounting standard that will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard on a retrospective basis effective January 1, 2018. As a result, the Company reclassified accreted interest paid upon conversion of its zero-coupon subordinated notes from a financing activity to an operating activity.
In January 2017, the FASB issued a new accounting standard that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the consolidated financial statements as of March 31, 2018.
In March 2017, the FASB issued a new accounting standard that requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses with other employee compensation costs. The other components of net benefit cost, including amortization of prior service cost/credit and settlement and curtailment effects are to be included in other, net non-operating expenses. This update is effective on January 1, 2018, with early adoption permitted. The adoption of this standard reduced operating margin due to the service cost remaining in operating expenses with no offset from the other components of net pension cost and has been applied retrospectively. The adoption of this standard had no impact on net earnings.
In May 2017, the FASB issued a new accounting standard that amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.
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
In August 2017, the FASB issued a new accounting standard intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. As a result, more hedging strategies will be eligible for hedge accounting. The Company early adopted this standard effective January 1, 2018, and as allowed by the standard, elected to change the methodology for assessing hedge effectiveness of net investment hedges from a method based on changes in forward exchange rates to a method based on changes in spot exchange rates. The spot methodology under this standard allows the interest accrual components of hedge instruments to be reported directly in earnings while the changes in the fair value of hedge instruments attributable to changes in the spot rate shall be reported in the cumulative translation adjustment section of other comprehensive income.
Reclassifications
Adoption of the standards related to revenue recognition, pension accounting and cash receipts and payments impacted previously reported results as follows:

	Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2017
	As previously reported	ASC 606 Revenue Adjustments	Pension Adjustments	As Adjusted
Total revenues	2,447.0	(33.3)	—	2,413.7

Total cost of revenue	1,643.4	57.8	—	1,701.2

Gross profit	803.6	(91.1)	—	712.5

Selling, general and administrative expenses	419.4	(76.8)	0.3	342.9
Non-operating expenses,net	104.5	0.1	(0.3)	104.3
Provision for income taxes	87.2	(5.2)	—	82.0
Net earnings	192.5	(9.2)	—	183.3
Less: Net earnings attributable to noncontrolling interest	(0.3)	—	—	(0.3)
Net earnings attributable to Laboratory Corporation of America Holdings	$192.2	$(9.2)	$—	$183.0

Basic earnings per share	$1.87			$1.79
Diluted earnings per share	$1.84			$1.75

	Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2017
	As Previously Reported	ASC 606 Revenue Adjustments	Zero-Coupon Notes Adjustments	As Adjusted
Net cash provided by operating activities	$233.8	$—	$(7.9)	$225.9
Net cash used for investing activities	(245.5)	—	—	(245.5)
Net cash used for financing activities	(59.8)	—	7.9	(51.9)
Effect of exchange rate changes on cash and cash equivalents	3.4	—	—	3.4
Net decrease in cash and cash equivalents	$(68.1)			$(68.1)
The below adjustments have been made to the December 31, 2017 balance sheet and are all the result of the implementation of ASC 606. The adjustments include a cumulative catch-up adjustment, reclassification of unbilled services, and the capitalization of contract acquisition costs.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Condensed Consolidated Balance Sheets
	December 31, 2017
	As Previously Reported	ASC 606 Revenue Adjustments	As Adjusted
Current assets	$2,682.6	$51.2	$2,733.8
Long-term assets	13,885.4	53.8	13,939.2
Total assets	$16,568.0	$105.0	$16,673.0

Current liabilities	$2,046.1	$139.6	$2,185.7
Long-term liabilities	7,671.1	(8.7)	7,662.4
Noncontrolling interest	20.8	—	20.8
Shareholders' equity	6,830.0	(25.9)	6,804.1
Total liabilities and shareholders' equity	$16,568.0	$105.0	$16,673.0

2.	REVENUE
Description of Revenue
The Company's revenue by segment payers/customer groups for the three months ended March 31, 2018 and 2017 is as follows:

	For the Three Months Ended March 31, 2018
	United States	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	1%	—%	—%	—%	18%
Patients	10%	—%	—%	—%	—%	—%	10%
Medicare and Medicaid	9%	—%	—%	—%	—%	—%	9%
Third-party	23%	2%	—%	—%	—%	—%	25%
Total LCD revenues by payer	59%	3%	1%	—%	—%	—%	62%

CDD
Biopharmaceutical and medical device companies	19%	—%	3%	5%	4%	7%	38%

Total revenues	78%	3%	4%	5%	4%	7%	100%

	For the Three Months Ended March 31, 2017 (As Restated)
	United States	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	18%	1%	1%	—%	—%	—%	20%
Patients	10%	—%	—%	—%	—%	—%	10%
Medicare and Medicaid	10%	—%	—%	—%	—%	—%	10%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	64%	3%	1%	—%	—%	—%	68%

CDD
Biopharmaceutical and medical device companies	15%	—%	2%	5%	4%	6%	32%

Total revenues	79%	3%	3%	5%	4%	6%	100%
The following is a description of the current revenue recognition policies of the Company:
LCD
LCD is an independent clinical laboratory business. It offers a comprehensive menu of frequently requested and specialty diagnostic tests through an integrated network of primary and specialty laboratories across the U.S. In addition to diagnostic testing, LCD also offers a range of other testing services, including forensic DNA analysis, food safety and integrity services, as well as occupational and wellness testing for employers.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Within the LCD segment, with the exception of nutritional chemistry testing, a revenue transaction is initiated when LCD receives a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. LCD recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete and the associated results are reported. Sales are distributed among four payer portfolios - clients, patients, Medicare and Medicaid and third-party. LCD considers negotiated discounts, anticipated adjustments, including historical collection experience for the payer portfolio, when sales are recorded.
The following are descriptions of the LCD payer portfolios:
Clients
Client payers represent the portion of LCD’s revenue related to physicians, hospitals, health systems, accountable care organizations (ACOs), employers and other entities where payment is received exclusively from the entity ordering the testing service. Generally, client sales are recorded on a fee-for-service basis at LCD’s client list price, less any negotiated discount. A portion of client billing is for laboratory management services, collection kits and other non-testing services or products. In these cases, revenue is recognized when services are rendered or delivered.
This portfolio also includes LCD's nutritional chemistry services. LCD offers a broad range of services to the food and nutraceutical and animal feed industries. Revenue is recognized using an output-based measure of progress based on the volume of activities in each period.
Patients
This portfolio includes revenue from uninsured patients and member cost-share for insured patients (e.g., coinsurance, deductibles and non-covered services). Uninsured patients are billed based upon LCD’s patient fee schedules, net of any discounts negotiated with physicians on behalf of their patients. LCD bills insured patients as directed by their health plan and after consideration of the fees and terms associated with an established health plan contract.
Medicare and Medicaid
This portfolio relates to fee-for-service revenue from traditional Medicare and Medicaid programs. Net revenue for these programs is based on the fee schedule established by the related government authority. In addition to contractual discounts, other adjustments including anticipated payer denials are considered when determining net revenue. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to LCD’s results of operations in any period presented.
Third-Party
Third-party includes revenue related to MCOs. The majority of LCD's third-party revenue is reimbursed on a fee-for-service basis. These payers are billed at LCD's established list price and revenue is recorded net of contractual discounts. The majority of LCD’s MCO sales are recorded based upon contractually negotiated fee schedules with sales for non-contracted MCOs recorded based on historical reimbursement experience.
In addition to contractual discounts, other adjustments including anticipated payer denials are considered when determining revenue. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to LCD’s results of operations in any period presented.
Third-party reimbursement is also received through capitation agreements with MCOs and independent physician associations (IPAs). Under capitated agreements revenue is recognized based on a negotiated per-member, per-month payment for an agreed upon menu of tests, or based upon the proportionate share earned by LCD from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of testing performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. LCD recognizes revenue monthly, based upon the established capitation rate or anticipated distribution from a capitated pool.
CDD
CDD is a contract research organization (CRO) business that provides end-to-end drug development services from early-stage research to clinical trial management and beyond. CDD provides these services predominantly to biopharmaceutical and medical device companies across the world. The CDD client base generally consumes these drug development services across the entire portfolio of CDD pre-clinical and clinical services offerings, as such, there is little variability in the customer base of any particular CDD service offering. The nature of CDD’s obligations include agreements to manage a full clinical trial, provide services for a specific phase of a trial, or provide research products to the customer. Generally, the amount of the transaction price estimated at

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

the beginning of the contract is equal to the amount expected to be billed to the customer. Other payments may also factor into the calculation of transaction price, such as volume-based rebates that are retroactively applied to prior transactions in the period.
Historically, a majority of CDD’s net revenues have been earned under contracts that range in duration from a few months to a few years, but can extend in duration up to five years or longer. Occasionally, CDD also has entered into minimum volume arrangements with certain customers. Under these types of arrangements, if the annual minimum dollar value of a service commitment is not reached, the customer is required to pay CDD for the shortfall. Annual minimum commitment shortfalls are not recognized until the end of the period when the amount has been determined and agreed to by the customer.
CDD recognizes revenue either as services are performed or as products are delivered, depending on the nature of the work contracted. If performance is completed at a specific point in time, the Company evaluates the nature of the agreement to determine when the good or service is transferred into the customer’s control.
Service contracts generally take the form of fee-for-service or fixed-price arrangements subject to pricing adjustments based on changes in scope. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. When using an input method, revenue is recognized by dividing the actual units of input incurred by the total units of input budgeted in the contract, and multiplying that percentage by the total contract value. In each situation, the Company believes that the methods used most accurately depict the progress of the Company towards completing its obligations. Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, CDD bills the customer for the total contract value in progress-based installments as certain non-contingent billing milestones are reached over the contract duration. These milestones include, but are not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment and/or database lock. The term “billing milestone” relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are generally not performance-based (i.e., there is no potential additional consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the customer would be the same at the end of the project.
Proportional performance contracts typically contain a single service (e.g., management of a clinical study) and therefore no allocation of the contract price is required. Fee-for-service contracts are typically priced based on transaction volume. Since the volume of activities in a fee-for-service contract is unspecified, the contract price is entirely variable and is allocated to the time period in which it is earned. For contracts that include multiple distinct goods and services, CDD allocates the contract price to the goods and services based on a customer price list, if available. If a price list is not available, CDD will estimate the transaction price using either market prices or an “expected cost plus margin” approach.
While CDD attempts to negotiate terms that provide for billing and payment of services prior or within close proximity to the provision of services, this is not always possible. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.
In some cases, payments received are in excess of revenue recognized. For example, a contract invoicing schedule may provide for an upfront payment of 10% of the full contract value upon contract signing, but at the time of signing performance of services has not yet begun. Payments received in advance of services being provided are deferred as contract liabilities on the balance sheet. As the contracted services are subsequently performed and the associated revenue is recognized, the contract liability balance is reduced by the amount of revenue recognized during the period.
In other cases, services may be provided and revenue recognized before the customer is invoiced. In these cases, revenue recognized will exceed amounts billed, and the difference, representing a contract asset, is recorded for the amount that is currently not billable to the customer pursuant to contractual terms. Once the customer is invoiced, the contract asset is reduced for the amount billed, and a corresponding account receivable is recorded. All contract assets are billable to customers within one year from the respective balance sheet date.
Most contracts are terminable with or without cause by the customer, either immediately or upon notice. These contracts often require payment to CDD of expenses to wind-down the study or project, fees earned to date and, in some cases, a termination fee or a payment to CDD of some portion of the fees or profits that could have been earned by CDD under the contract if it had not been terminated early. Termination fees are included in net revenues when services are performed and realization is assured.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following are descriptions of the full range of drug development services provided by CDD:
Preclinical services include the sale of research models, fee-for-service activities such as bioanalytical testing services, and proportional performance activities such as toxicology studies. Revenue for sale of research models is recognized at a point in time, typically upon shipment, when control transfers to the customer. Revenue for bioanalytical testing services is recognized at a point in time upon communication of results to the customer. Revenue for proportional performance activities, including toxicology studies, is recognized using an input-based measure of progress in which revenue is recognized as expenses are incurred for the research models, labor hours, and other costs attributable to the study.
Through its central laboratory CDD produces and supplies specimen collection kits that are utilized in clinical studies, and provides transportation, project management, data management, and laboratory testing services on an as-needed basis throughout the duration of its customers’ clinical studies. Revenue for central laboratory services is recognized using an output-based measure of progress based on volume of activities in each period. CDD also provides long-term specimen storage services, for which revenue is recognized using an input-based measure of progress based on costs incurred.
CDD provides clinical development and commercialization services, including clinical pharmacology services, full management of Phase II through IV clinical studies, and market access solutions. Revenue for clinical pharmacology services, which includes first-in-human trials, is recognized using an output-based measure of progress based on bed nights. Revenue for full service clinical studies is recognized using an input-based measure of progress based on costs incurred (including pass-through costs such as investigator grants and reimbursable out-of-pocket expenses). Revenue for market access solutions is recognized using various methods. Revenue for fee-for-service arrangements, such as reimbursement consulting hotlines and patient assistance programs, is recognized using an output method based on transaction volume which corresponds to the amount charged to the customer. For consulting services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
Contract costs
The Company incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 12 months to 57 months, depending on the business. For businesses that enter primarily short-term contracts, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would have otherwise been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
The Company incurs costs to fulfill contracts with customers, which are recoverable through the service fees in the contract. Contract fulfillment costs include software implementation costs and setup costs for certain market access solutions. These costs are recognized as assets and amortized over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. This period typically ranges from 24-60 months. Amortization of deferred contract fulfillment costs is included in cost of goods sold.

	March 31, 2018	December 31, 2017
Sales commission assets	$24.6	$24.0
Deferred contract fulfillment costs	8.7	1.7
Total	$33.3	$25.7
Amortization related to sales commission assets and associated payroll taxes for the three-month periods ended March 31, 2018 and 2017 was $4.2 and $3.7, respectively. Amortization related to deferred contract fulfillment costs for the three-month periods ended March 31, 2018 and 2017 was $0.6 and $0.1, respectively. Impairment expense related to contract costs was immaterial to the Company’s consolidated statement of operations. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers, when the difference in timing of payment and performance is one year or less.
Contract Assets and Liabilities
The following table provides information about receivables, contract assets (unbilled services), and contract liabilities (unearned revenue) from contracts with customers. While CDD attempts to negotiate terms that provide for billing and payment of services prior or in close proximity to the provision of services, this is not always possible and there are fluctuations in the level of unbilled services and unearned revenue from period to period.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	March 31, 2018	December 31, 2017
Receivables, which are included in Accounts Receivable, net	$690.0	$694.4
Unbilled services	343.2	318.2
Unearned revenue	412.3	377.4
Revenue recognized during the period, that was included in the unearned revenue balance at the beginning of the period, for the three-month periods ended March 31, 2018 and 2017 was $71.0 and $55.1, respectively. Bad debt expense on receivables, for the three-month periods ended March 31, 2018 and 2017 was immaterial to the Company’s consolidated statement of operations.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within the CDD segment. The amount of existing performance obligations under such long-term contracts unsatisfied as of March 31, 2018, was $3,900.0. The Company expects to recognize approximately 40% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter.
The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company also did not disclose information about remaining performance obligations when the variable consideration was related to a wholly unsatisfied performance obligation within a series of obligations.
Within CDD, revenue of $22.1 was recognized during the three months ended March 31, 2017, from performance obligations that were satisfied in previous periods. This revenue comes from adjustments related to changes in scope and estimates in full service clinical studies.

3.	BUSINESS ACQUISITIONS
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
The valuation of acquired assets and assumed liabilities as of September 1, 2017, include the following:

Consideration Transferred
Cash consideration			$1,224.5

	Preliminary	Measurement Period Adjustments	As of March 31, 2018
Net Assets Acquired
Cash and cash equivalents	$30.7	$—	$30.7
Accounts receivable	116.9	(11.3)	105.6
Unbilled services	32.6	—	32.6
Prepaid expenses and other	57.9	—	57.9
Property, plant and equipment	12.1	—	12.1
Goodwill	676.6	83.9	760.5
Customer relationships	629.0	(27.0)	602.0
Trade names and trademarks	24.1	(13.5)	10.6
Technology	47.0	(21.0)	26.0
Total assets acquired	1,626.9	12.0	1,638.9
Accounts payable	18.1	27.0	45.1
Accrued expenses and other	51.0	(27.6)	23.4
Unearned revenue	124.2	—	124.2
Deferred income taxes	208.0	12.6	220.6
Other liabilities	1.1	—	1.1
Total liabilities acquired	402.4	12.0	414.4
Net assets acquired	$1,224.5	$—	$1,224.5
 The amortization periods for intangible assets acquired are 21 years for customer relationships, 7 years for trade names and trademarks, and 9 years for technology.
The purchase price allocation for the Chiltern acquisition is still preliminary and subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to intangible assets, goodwill and the impact of finalizing deferred taxes.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. The Company expects these purchase price allocations to be finalized during the third quarter of 2018. Any adjustments will be recorded in the period in which they are identified.
Unaudited Pro Forma Information
The Company completed the Chiltern acquisition on September 1, 2017. Had the Chiltern acquisition been completed as of January 1, 2016, the Company's pro forma results would have been as follows:

Three Months Ended March 31, 2017
Net revenues	$2,611.3
Operating income	340.6
Net income	190.6
Earnings per share:
Basic	$1.86
Diluted	$1.83
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2018			2017
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$173.2	101.9	$1.70	$183.0	102.5	$1.79
Dilutive effect of employee stock options and awards	—	1.5		—	1.7
Effect of convertible debt	—	—		—	0.1
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$173.2	103.4	$1.67	$183.0	104.3	$1.75
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31, 2018
	2018	2017
Stock options	0.1	0.1

5.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the first three months of 2018, the Company recorded net restructuring and other special charges of $14.3; $3.6 within LCD and $10.7 within CDD. The charges were comprised of $11.3 related to severance and other personnel costs, $1.2 in costs associated with facility closures and general integration initiatives, and $2.3 in impairment to land held for sale. The charges were offset by the reversal of previously established reserves of $0.5, primarily in unused facility reserves.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Company incurred integration and other costs of $17.9 primarily relating to the Chiltern acquisition. The Company also recorded $3.1 in consulting expenses relating to the Chiltern integration along with a special one-time bonus of $31.0 to its non-bonus eligible employees in recognition of the benefits the Company is receiving from the passage of the Tax Cuts and Jobs Act of 2017 (TCJA). In addition, the Company incurred $1.7 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative.
During the first three months of 2017, the Company recorded net restructuring and other special charges of $3.9; $1.5 within LCD and $2.4 within CDD. The charges were comprised of $2.7 related to severance and other personnel costs along with $1.6 in costs associated with facility closures. A substantial portion of these costs relate to the planned closure of duplicative data center operations. The Company reversed previously established reserves of $0.4 in unused severance reserves.
The Company incurred legal and other costs of $0.9 relating to the recently completed acquisitions. The Company also recorded $2.6 in consulting expenses relating to fees incurred as part of its Covance Inc. (Covance) acquisition integration costs and compensation analysis, along with $0.9 in short-term equity retention. In addition, the Company incurred $2.7 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling, general and administrative expenses).
The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2017	$1.7	$10.1	$8.3	$34.6	$54.7
Restructuring charges	2.7	1.0	8.6	2.5	14.8
Reduction of prior restructuring accruals	—	(0.5)	—	—	(0.5)
Cash payments and other adjustments	(3.0)	(2.0)	(7.3)	(3.7)	(16.0)
Balance as of March 31, 2018	$1.4	$8.6	$9.6	$33.4	$53.0
Current					$22.9
Non-current					30.1
					$53.0

6.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2018 and for the year ended December 31, 2017 are as follows:

	LCD		CDD		Total
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Balance as of January 1	$3,844.4	$3,644.8	$3,727.0	$2,779.6	$7,571.4	$6,424.4
Goodwill acquired during the period	3.9	198.5	2.9	811.3	6.8	1,009.8
Adjustments to goodwill	(1.8)	1.1	39.1	136.1	37.3	137.2
Balance at end of period	$3,846.5	$3,844.4	$3,769.0	$3,727.0	$7,615.5	$7,571.4
 The components of identifiable intangible assets are as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,331.5	$(1,062.4)	$3,269.1	$4,297.9	$(1,014.9)	$3,283.0
Patents, licenses and technology	455.5	(195.9)	259.6	457.9	(188.6)	269.3
Non-compete agreements	78.9	(51.2)	27.7	79.0	(49.4)	29.6
Trade names	428.2	(178.3)	249.9	426.3	(171.4)	254.9
Land use right	10.9	(3.1)	7.8	10.9	(2.6)	8.3
Canadian licenses	483.4	—	483.4	495.7	—	495.7
	$5,788.4	$(1,490.9)	$4,297.5	$5,767.7	$(1,426.9)	$4,340.8

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Amortization of intangible assets for the three-month periods ended March 31, 2018 and 2017 was $62.3 and $47.6, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $182.4 for the remainder of fiscal 2018, $234.1 in fiscal 2019, $226.0 in fiscal 2020, $219.3 in fiscal 2021, $213.1 in fiscal 2022 and $2,655.2 thereafter.

7.	DEBT
Short-term borrowings and the current portion of long-term debt at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Zero-coupon convertible subordinated notes	$8.9	$8.8
2.50% senior notes due 2018	400.0	400.0
Debt issuance costs	(1.2)	(1.4)
Current portion of capital leases	8.2	8.3
Current portion of note payable	1.8	1.8
Total short-term borrowings and current portion of long-term debt	$417.7	$417.5
Long-term debt at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
2.625% senior notes due 2020	500.0	500.0
4.625% senior notes due 2020	604.5	604.1
3.20% senior notes due 2022	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
4.70% senior notes due 2045	900.0	900.0
Revolving credit facility	15.0	—
2014 Term loan	72.0	72.0
2017 Term loan	750.0	750.0
Debt issuance costs	(46.3)	(48.2)
Capital leases	55.6	57.8
Note payable	8.5	8.9
Total long-term debt	$6,359.3	$6,344.6
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
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets and added to the value of the senior notes, with an aggregate fair value of $4.5 at March 31, 2018 and $4.1 at December 31, 2017.
During the first quarter of 2018, the Company entered into six USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps are included in other long-term assets and liabilities as appropriate with an aggregate fair value of $2.2 and $2.1, respectively, as of March 31, 2018. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Zero-Coupon Subordinated Notes
On March 12, 2018, the Company announced that for the period from March 12, 2018 to September 7, 2018, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 9, 2018, in addition to the continued accrual of the original issue discount.
During the three months ended March 31, 2018, the Company did not settled any notices to convert its zero-coupon subordinated notes.
On April 2, 2018, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 2, 2018 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, June 29, 2018. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
Credit Facilities
On September 15, 2017, the Company entered into a new $750.0 term loan. The 2017 term loan facility will mature on September 15, 2022. The 2014 term loan balance at March 31, 2018 was $72.0 and at December 31, 2017 was $72.0. The 2017 term loan balance at March 31, 2018 was $750.0 and at December 31, 2017 was $750.0.
The Company entered into a senior revolving credit facility on December 21, 2011, which was amended and restated on December 19, 2014, further amended on July 13, 2016, and further amended and restated on September 15, 2017. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The outstanding balance on the Company's revolving credit facility was $15.0 and $0.0 at March 31, 2018 and December 31, 2017, respectively.
Under the term loan facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the term loan facilities and the revolving credit facility at March 31, 2018. As of March 31, 2018, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.3 to 1.0.
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
As of March 31, 2018, the effective interest rate on the revolving credit facility was 2.69%, the effective interest rate on the 2014 term loan was 3.13% and the effective interest rate on the 2017 term loan was 2.95%.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2018 and December 31, 2017.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2017	125.1	(23.2)	101.9
Common stock issued under employee stock plans	0.6	—	0.6
Retirement of common stock	(0.4)	—	(0.4)
Common shares at March 31, 2018	125.3	(23.2)	102.1
 Share Repurchase Program
At the end of 2017, the Company had outstanding authorization from the board of directors to purchase up to $401.4 of Company common stock. During the three months ended March 31, 2018, the Company purchased 0.4 shares of its common stock at a total cost of $75.0. On April 24, 2018, the board authorized an increase in the Company’s share repurchase program to a total of 1,000.0. The repurchase authorization has no expiration.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2017	$(240.7)	$(93.0)	$(333.7)
Other comprehensive earnings before reclassifications	39.3	3.0	42.3
Tax effect of adjustments	11.4	(1.2)	10.2
Balance at March 31, 2018	$(190.0)	$(91.2)	$(281.2)

9.	INCOME TAXES
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
The gross unrecognized income tax benefits were $21.2 and $19.5 at March 31, 2018 and December 31, 2017, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of March 31, 2018 and December 31, 2017, $21.2 and $19.5, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $8.5 and $7.9 as of March 31, 2018 and December 31, 2017, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2012. Substantially all material state and local, and foreign income tax matters have been concluded through 2012 and 2009, respectively.
The Internal Revenue Service concluded the examination of the Company's 2014 federal consolidated income tax return in 2016, which did not include Covance. Covance's 2013 federal consolidated income tax return is currently under examination by the Internal Revenue Service. The Canada Revenue Agency is currently examining the Company's Canadian subsidiaries' 2013 and 2014 tax returns. The Company has various state and foreign income tax examinations ongoing throughout the year. In the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

first quarter of 2018, the Canada Revenue Agency expanded their audit to include the 2015 tax return. The Company believes adequate provisions have been recorded related to all open tax years.
On December 22, 2017 the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides companies with additional guidance on how to account for the TCJA in its financial statements, allowing companies to use a measurement period. At March 31, 2018, the Company had not completed the accounting for the tax effects of enactment of the TCJA; however, as described below, a reasonable estimate on the re-measurement of the Company's existing deferred tax balances, the deferred tax revaluation for unremitted foreign earnings, and the one-time repatriation tax has been made. For these items, in accordance with SAB 118, a provisional net benefit of $519.0 was recognized in the fourth quarter of 2017. In the first quarter of 2018, the Company continued its review and recorded net additional provisional expense of $14.9.
The TCJA includes provisions relating to global intangible low-taxed income (GILTI). Relevant to the current consolidated financial statements is the Company's selection of an accounting policy with respect to the new GILTI tax rules, and whether to account for GILTI as a periodic charge in the period it arises or to record deferred taxes associated with the basis in the Company's foreign subsidiaries. Due to the intricacy of this topic, the Company is still in the process of investigating the implications of accounting for the GILTI tax and intends to make an accounting policy decision once additional guidance is available for assessment. For the first quarter of 2018, the Company recorded its estimated GILTI tax as a periodic charge.

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
As previously reported, the Company reached a settlement in the previously disclosed lawsuit, California ex rel. Hunter Laboratories, LLC et al. v. Quest Diagnostics Incorporated, et al. (Hunter Labs Settlement Agreement), to avoid the uncertainty and costs associated with prolonged litigation. Pursuant to the executed Hunter Labs Settlement Agreement, the Company recorded a litigation settlement expense of $34.5 in the second quarter of 2011 (net of a previously recorded reserve of $15.0) and paid the settlement amount of $49.5 in the third quarter of 2011. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such reporting obligations, to provide Medi-Cal with a discount from Medi-Cal's otherwise applicable maximum reimbursement rate from November 1, 2011, through October 31, 2012. In 2011, the California legislature enacted Assembly Bill No. 97, which imposed a 10.0% Medi-Cal payment cut on most providers of healthcare services, including clinical laboratories. In 2012, the California legislature enacted Assembly Bill No. 1494, which directed the Department of Healthcare Services (DHCS) to establish new reimbursement rates for Medi-Cal commercial laboratory services based on payments made to California clinical laboratories for similar services by other third-party payers, and provided that until the new rates were set through this process, Medi-Cal payments for commercial laboratory services would be reduced (in addition to a 10.0% payment reduction imposed by Assembly Bill No. 97 in 2011) by “up to 10 percent” for tests with dates of service on or after July 1, 2012, with a cap on payments set at 80.0% of the lowest maximum allowance established under the Medicare program. Under the terms of the Hunter Labs Settlement Agreement, the enactment of this California legislation terminated the Company's reporting obligations (or obligation to provide a discount in lieu of reporting). In April 2015, CMS approved a 10.0% payment reduction under Assembly Bill No. 1494. The new rate methodology established new rates that were effective July 1, 2015, but these new rates were not entered into the state computer system until February 2016. The 2016 rates have been implemented and recoupments began in 2017. Taken together, these changes are not expected to have a material impact on the Company's consolidated revenues or results of operations.
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
In December 2014, the Company received a Civil Investigative Demand issued pursuant to the U.S. False Claims Act from the U.S. Attorney’s Office for South Carolina, which requested information regarding remuneration and services provided by the Company to physicians who also received draw and processing/handling fees from competitor laboratories Health Diagnostic Laboratory, Inc. (HDL) and Singulex, Inc. (Singulex). The Company cooperated with the request. On April 4, 2018, the United States District Court for the District of South Carolina, Beaufort Division, unsealed a False Claims Act lawsuit, United States of America ex rel. Scarlett Lutz, et al. v. Laboratory Corporation of America Holdings, which alleges that the Company's financial relationships with referring physicians violate federal and state anti-kickback statutes. The Plaintiffs’ Third Amended Complaint further alleges that the Company conspired with HDL and Singulex in violation of the Federal False Claims Act and the analogous state False Claims Acts by facilitating HDL’s and Singulex’s offers of illegal inducements to physicians and the referral of patients to HDL and Singulex for laboratory testing. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company will vigorously defend the lawsuit.
Prior to the Company’s acquisition of Sequenom, Inc. (Sequenom) between August 15, 2016, and August 24, 2016, six putative class-action lawsuits were filed on behalf of purported Sequenom stockholders (captioned Malkoff v. Sequenom, Inc., et al., No. 16-cv-02054- JAH-BLM, Gupta v. Sequenom, Inc., et al., No. 16-cv-02084-JAH-KSC, Fruchter v. Sequenom, Inc., et al., No. 16-cv-02101- WQH-KSC, Asiatrade Development Ltd. v. Sequenom, Inc., et al., No. 16-cv-02113-AJB-JMA, Nunes v. Sequenom, Inc., et al., No. 16-cv-02128-AJB-MDD, and Cusumano v. Sequenom, Inc., et al., No. 16-cv-02134-LAB-JMA) in the United States District Court for the Southern District of California challenging the acquisition transaction. The complaints asserted claims against Sequenom and members of its Board of Directors (the Individual Defendants). The Nunes action also named the Company and Savoy Acquisition Corp. (Savoy), a wholly owned subsidiary of the Company, as defendants. The complaints alleged that the defendants violated Sections 14(e), 14(d)(4) and 20 of the Securities Exchange Act of 1934 by failing to disclose certain allegedly material information. In addition, the complaints in the Malkoff action, Asiatrade action, and the Cusumano action alleged that the Individual Defendants breached their fiduciary duties to Sequenom shareholders. The actions sought, among other things, injunctive relief enjoining the merger. On August 30, 2016, the parties entered into a Memorandum of Understanding (MOU) in each of the above-referenced actions. On September 6, 2016, the Court entered an order consolidating for all pre-trial purposes the six individual actions described above under the caption In re Sequenom, Inc. Shareholder Litig., Lead Case No. 16-cv-02054-JAH-BLM, and designating the complaint from the Malkoff action as the operative complaint for the consolidated action. On November 11, 2016, two competing motions were filed by two separate stockholders (James Reilly and Shikha Gupta) seeking appointment as lead plaintiff under the terms of the Private Securities Litigation Reform Act of 1995. On June 7, 2017, the Court entered an order declaring Mr. Reilly as the lead plaintiff and approving Mr. Reilly’s selection of lead counsel. The parties agree that the MOU has been terminated. The Plaintiffs filed a Consolidated Amended Class Action Complaint on July 24, 2017, and the Defendants filed a Motion to Dismiss, which remains pending. The Company will vigorously defend the lawsuit.
On August 3, 2016, the Company was served with a putative class action lawsuit, Daniel L. Bloomquist v. Covance Inc., et al., filed in the Superior Court of California, County of San Diego. The complaint alleges that Covance Inc. violated the California Labor Code and California Business & Professions Code by failing to provide overtime wages, failing to provide meal and rest periods, failing to pay for all hours worked, failing to pay for all wages owed upon termination, and failing to provide accurate itemized wage statements to Clinical Research Associates and Senior Clinical Research Associates employed by Covance in California. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. On October 13, 2016, the case was removed to the United States District Court for the Southern District of California. On May 3,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

2017, the United States District Court for the Southern District of California remanded the case back to the Superior Court. The Company will vigorously defend the lawsuit.
On February 7, 2017, Sequenom received a subpoena from the SEC relating to an SEC investigation into the trading activity of Sequenom shares in connection with the Company’s July 2016 announcement regarding the Sequenom merger. On March 7, 2017, the Company received a similar subpoena. The Company is cooperating with these requests.
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the United States District Court for the Middle District of North Carolina. The complaint alleges that the Company’s patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs’ Complaint and Strike Class Allegations; this motion was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the United States District Court for the Middle District of North Carolina. The complaint contains similar allegations and seeks similar relief to the Bouffard complaint, and adds additional counts regarding state consumer protection laws. The Company will vigorously defend the lawsuits.
On August 1, 2017, the Company was served with a putative class action lawsuit, Maria T. Gonzalez, et al. v. Examination Management Services, Inc. and Laboratory Corporation of America Holdings, filed against the Company in the United States District Court for the Southern District of California. The complaint alleges that the Company misclassified phlebotomists as independent contractors through an arrangement with the co-Defendant temporary staffing agency. The complaint further alleges that the Company violated the California Labor Code and California Business and Professions Code by failing to pay minimum wage, failing to pay for all hours worked, failing to pay for all wages owed upon termination, and failing to provide accurate itemized wage statements. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On September 7, 2017, the Company was served with a putative class action lawsuit, John Sealock, et al. v. Covance Market Access Services, Inc., was filed in the United States District Court for the Southern District of New York. The complaint alleges that Covance Market Access Services, Inc. violated the Fair Labor Standards Act and New York labor laws by failing to provide overtime wages, failing to pay for all hours worked, and failing to provide accurate wage statements. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney’s fees and costs. In November 2017, the Company filed a Motion to Strike Class Allegations. In December 2017, the Plaintiff filed a Motion for Conditional Certification of a Collective Action. The parties’ motions remain pending. The Company will vigorously defend the lawsuit.
On November 6, 2017, Covance was served with two False Claims Act lawsuits, Health Choice Alliance, LLC on behalf of the United States of America, et al. v. Eli Lilly and Company, Inc. et al., and Health Choice Advocates, LLC, on behalf of the United States of America v. Gilead Sciences, Inc., et al., both filed in the United States District Court for the Eastern District of Texas. The complaints allege that under the Federal False Claims Act and various state analogues Covance and the co-defendants unlawfully provided in-kind remuneration to medical providers in the form of reimbursement support services in order to induce providers to prescribe certain drugs. Neither the U.S. government nor any state government intervened in the lawsuits. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs. The Company’s Motion to Dismiss was filed in both cases in February 2018. The Company will vigorously defend the lawsuits.
On March 6, 2018, the Company was served with a lawsuit arising under the California Labor Code Private Attorney General Act (LCPAGA), Agnes Austria and Josephine Hoelscher v. Laboratory Corporation of America Holdings, et al., filed in the Superior Court of California, County of San Diego. Plaintiffs allege that they were improperly classified as exempt employees and, therefore, allege that they were not properly paid overtime compensation, meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. Plaintiffs assert these actions violate various Labor Code provisions and constitute an unfair competition practice under California law. The Company will vigorously defend the lawsuit.
On April 2, 2018, the Company was served with a putative class action lawsuit, Craig Cunningham, et al. v. Laboratory Corporation of America Holdings d/b/a LabCorp, filed in the United States District Court for the Middle District of North Carolina. The lawsuit alleges that the Company violated the U.S. Telephone Consumer Protection Act (TCPA) by contacting Plaintiff at least twice on his cell phone without his prior consent using a prerecorded or artificial voice. The lawsuit seeks actual damages for each violation, subject to trebling under the TCPA, and injunctive relief. The Company will vigorously defend the lawsuit.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per-occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of March 31, 2018, the Company had provided letters of credit aggregating approximately $72.2, primarily in connection with certain insurance programs. The Company’s availability under its revolving credit facility is reduced by the amount of these letters of credit.

11.	PENSION AND POST-RETIREMENT PLANS
The Company’s defined contribution retirement plan (401K Plan) covers substantially all employees prior to the Covance and Chiltern acquisitions. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $16.1 and $14.5 for the three months ended March 31, 2018 and 2017, respectively. As a result of the Covance acquisition, the Company also incurred expense of $18.9 and $15.0 for the Covance 401K plan during the three months ended March 31, 2018 and 2017, respectively. All of the Covance U.S. employees are eligible to participate in the discretionary Covance 401K plan, which features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended March 31, 2018
	2018	2017
Service cost for administrative expenses	$1.4	$1.4
Interest cost on benefit obligation	3.3	3.7
Expected return on plan assets	(4.1)	(4.1)
Net amortization and deferral	2.8	2.8
Defined benefit plan costs	$3.4	$3.8
During the three months ended March 31, 2018, the Company made no contribution to the Company Plan.
As a result of the Covance acquisition, the Company also has a frozen non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company who were formerly employees of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of the net periodic pension cost for the three months ended March 31, 2018 and March 31, 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Interest cost	$—	$0.1
Settlement gain	—	(0.1)
Net periodic pension cost	$—	$—
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31, 2018
	2018	2017
Interest cost on benefit obligation	$0.1	$0.1
Net amortization and deferral	(0.3)	(1.7)
Post-retirement medical plan benefits	$(0.2)	$(1.6)
Also as a result of the Covance acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. Effective January 1, 2017, this plan ceased directly providing medical, prescription drug and dental coverage options previously available to eligible participants. Instead, the Company will fund the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by non-Medicare eligible participants to purchase health care insurance through insurance exchanges. The net periodic post-retirement benefit cost for the three months ended March 31, 2018 and 2017 was $0.1 and $0.5, respectively.
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

	U.K. Plans
	Three Months Ended March 31,
	2018	2017
Service cost for administrative expenses	$0.9	$0.9
Interest cost on benefit obligation	1.9	1.8
Expected return on plan assets	(3.2)	(2.8)
Net (gain) from prior periods	—	0.2
Defined benefit plan costs	$(0.4)	$0.1

Assumptions used to determine defined benefit plan cost
Discount rate	2.5%	2.7%
Expected return on assets	4.5%	4.7%
Salary increases	3.6%	3.8%

	German Plan
	Three Months Ended March 31,
	2018	2017
Service cost for administrative expenses	$0.3	$0.3
Interest cost on benefit obligation	0.2	0.1
Defined benefit plan costs	$0.5	$0.4

Assumptions used to determine defined benefit plan cost
Discount rate	1.7%	1.7%
Expected return on assets	N/A	N/A
Salary increases	2.0%	2.0%

12.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2018 and December 31, 2017 is as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

		Fair Value Measurements as of
	Fair Value as of	March 31, 2018
		Using Fair Value Hierarchy
	March 31, 2018	Level 1	Level 2	Level 3
Noncontrolling interest put	$16.0	$—	$16.0	$—
Interest rate swap	4.5	—	4.5	—
Cross currency swap asset	2.2	—	2.2	—
Cross currency swap liability	2.1	—	2.1	—
Cash surrender value of life insurance policies	63.9	—	63.9	—
Deferred compensation liability	65.8	—	65.8	—
Contingent consideration	16.5	—	—	16.5

		Fair Value Measurements as of
	Fair Value as of	December 31, 2017
		Using Fair Value Hierarchy
	December 31, 2017	Level 1	Level 2	Level 3
Noncontrolling interest put	$16.7	$—	$16.7	$—
Interest rate swap	4.1	—	4.1	—
Cash surrender value of life insurance policies	64.0	—	64.0	—
Deferred compensation liability	64.5	—	64.5	—
Contingent consideration	16.5	—	—	16.5
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $18.8 and $18.8 as of March 31, 2018 and December 31, 2017, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $5,953.3 and $6,078.9 as of March 31, 2018 and December 31, 2017, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates and foreign currency exchange rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as interest rate and cross currency swap agreements (see Interest Rate Swap and Cross Currency Swap sections below). Although the Company’s zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments (see Embedded Derivatives Related to the Zero-Coupon Subordinated Notes section below), the Company does not hold or issue derivative financial instruments for trading purposes. The derivative financial instrument contracts are with major investment grade financial institutions and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Interest Rate Swap
The Company is party to two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long term assets and added to the value of the senior notes, with an aggregate fair value of $4.5 and $4.1 at March 31, 2018 and December 31, 2017, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.
Cross Currency Swap
During the first quarter of 2018, the Company entered into six USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps are included in other long-term assets and liabilities as appropriate with an aggregate fair value of $2.2 and $(2.1), respectively, as of March 31, 2018. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps is $0.1 for the three months ended March 31, 2018 and was recognized as currency translation within the Consolidated Statement of Comprehensive Earnings and reclassified to the Consolidated Statement of Operations within other, net.
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

The Company believes these embedded derivatives had no fair value at March 31, 2018 and December 31, 2017. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.
Other Derivative Instruments
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of March 31, 2018 and December 31, 2017.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2018	2017
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$96.9	$71.8
Income taxes, net of refunds	24.6	11.1
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$25.0	$20.7
Conversion of zero-coupon convertible debt	—	31.3
Increase in accrued property, plant and equipment	1.2	4.5

15.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2018 and 2017. The management approach has been used to present the following segment information. This approach is based upon the way the management of

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

the Company organizes its business unit operations for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Revenues:
LCD	$1,770.2	$1,639.7
CDD	1,078.5	774.2
Intercompany eliminations	(0.4)	(0.2)
Revenues	2,848.3	2,413.7

Operating earnings:
LCD	303.4	309.5
CDD	38.6	41.5
Unallocated corporate expenses	(36.6)	(32.9)
Total operating income	305.4	318.1
Other income (expense), net	(63.9)	(52.8)
Earnings before income taxes	241.5	265.3
Provision for income taxes	69.0	82.0
Net earnings	172.5	183.3
Less (earnings) loss attributable to noncontrolling interests	0.7	(0.3)
Net income attributable to Laboratory Corporation of America Holdings	$173.2	$183.0

16.	SUBSEQUENT EVENT
On April 30, 2018, the Company entered into a definitive agreement under which Eurofins Scientific (EUFI.PA), a global group of laboratories active in food, environment and pharma product testing, will acquire the Covance Food Solutions business for an all-cash purchase price of $670.0.

INDEX

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company’s other public filings, press releases and discussion with Company management, including:

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

9.
changes in national, state or local government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the U.K., the State Drug Administration in China (formerly the China Food and Drug Administration), the Pharmaceutical and Medical Devices Agency in Japan, the European Medicines Agency and similar regulations and policies of agencies in jurisdictions in which the Company conducts business;

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

17.
consolidation and convergence of MCOs, biopharmaceutical companies, health systems, large physician organizations and other customers, potentially causing material shifts in insourcing, utilization, pricing and reimbursement, including full and partial risk-based models;

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

36.
a failure in the Company's information technology systems, including with respect to testing turnaround time and billing processes, or the failure to maintain the security of business information or systems or to protect against cybersecurity attacks such as denial of service attacks, malware, ransomware and computer viruses, or delays or failures in the development and implementation of the Company’s automation platforms, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

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

45.	changes in tax laws and regulations or changes in their interpretation, including the Tax Cuts and Jobs Act (TCJA); and

46.	global economic conditions and government and regulatory changes, including, but not limited to the United Kingdom's announced intention to exit from the European Union.

INDEX

GENERAL (dollars in millions, except per share data)
During the three months ended March 31, 2018, the Company experienced strong revenue growth, driven by acquisitions as well as organic growth and the benefit from the impact of foreign currency translation. The company defines organic growth as the increase in revenue excluding revenue from acquisitions for the first twelve months after the close of each acquisition. The Company expects overall revenue growth in 2018 of 10% to 12% over 2017, driven by a combination of acquisitions (Chiltern and Pathology Associates Medical Laboratories (PAML)) completed during 2017, strong organic growth and favorable currency translation.
Effective January 1, 2018, the Company adopted the FASB-issued converged standard on revenue recognition (ASC 606), using the full retrospective method. All financial results and comparisons to financial results in 2017 have been restated. This accounting change increases revenue, lowers earnings, and has no impact on cash flow. Upon adoption bad debt expense within the LCD segment is being classified as a reduction in revenue rather than as a selling, general and administrative expense. Within the CDD segment the standard impacts the accounting for changes in the scope of work, investigator fees, measures of progress and sales commissions.
In its continuing assessment of the impact of the passage of the TCJA in the fourth quarter of 2017, the Company recorded a net increase in its provision for income taxes (and a decrease of its net earnings), primarily relating to the repatriation tax. Given the significant changes resulting from the TCJA, the estimated financial impact in the quarter is provisional and subject to further clarification, which could result in changes to these estimates during the remainder of 2018. The Company expects its consolidated effective tax rate to be approximately 25.0% in 2018, which will benefit earnings per share and cash flow compared to the tax rate in 2017. During the first quarter, the Company paid a special one-time bonus of $31.0 to its non-bonus eligible employees in recognition of the benefits the Company is receiving from the passage of the TCJA.
RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2018 compared with three months ended March 31, 2017
Revenues

	Three Months Ended March 31,
	2018	2017	Change
LCD	$1,770.2	$1,639.7	8.0%
CDD	1,078.5	774.2	39.3%
Intercompany eliminations	(0.4)	(0.2)	100.0%
Total	$2,848.3	$2,413.7	18.0%
The increase in revenues for the three months ended March 31, 2018 as compared with the corresponding period in 2017 was due to growth from acquisitions of 13.4%, organic growth of 3.2%, and the benefit from foreign currency translation of approximately 1.5%.
LCD revenue for the first quarter was $1,770.2, an increase of 8.0% over revenues of $1,639.7 in the first quarter of 2017.  The increase in revenues was primarily driven by acquisitions, organic volume (measured by requisitions), and the benefit from foreign currency translation, partially offset by price and mix. The increase in organic revenues was driven by growth in volume, measured by requisitions, of 3.0%. Price and mix, which included the impact of lower reimbursement from the implementation of PAMA, reduced organic revenues growth by 0.9%. The increase in revenueswas favorably impacted by 0.3% of currency. In addition, acquisitions contributed 5.6% to revenues.
CDD revenues for the first quarter was $1,078.5, an increase of 39.3% over revenues of $774.2 in the first quarter of 2017. The increase was primarily due to acquisitions, as well as organic growth and the benefit from foreign currency translation of 3.9%.
Cost of Revenues

	Three Months Ended March 31,
	2018	2017	Change
Cost of revenues	$2,069.3	$1,701.2	21.6%
Cost of revenues as a % of revenues	72.7%	70.5%
Cost of revenues increased 21.5% during the three months ended March 31, 2018 as compared with the corresponding period in 2017. Cost of revenues as a percentage of revenues during the three months ended March 31, 2018 increased to 72.7% as compared to 70.5% in the corresponding period in 2017. During the first quarter, the Company paid a special one-time bonus of $31.0 ($24.8 of which was recorded in cost of revenues) to its non-bonus eligible employees in recognition of the benefits the Company is receiving from the passage of the TCJA. The remaining increase is due to the acquisition of Chiltern during the third quarter of 2017. The cost of revenues was also impacted by a decrease of 0.1% due to currency fluctuations.

INDEX

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017	Change
Selling, general and administrative expenses	$397.0	$342.9	15.8%
Selling, general and administrative expenses as a % of revenues	13.9%	14.1%
Selling, general and administrative expenses as a percentage of revenues decreased to 13.9% during the three months ended March 31, 2018 as compared to 14.1% during the corresponding period in 2017.
During the three months ended March 31, 2018, the Company incurred integration and other related costs of $17.9 primarily relating to the Chiltern acquisition. In addition, the Company incurred $3.1 in consulting expenses relating to fees incurred as part of its integration and management transition costs. During the quarter, the Company paid a special one-time bonus of $31.0 ($6.2 of which was recorded in selling, general and administrative expenses) to its non-bonus eligible employees in recognition of the benefits the Company is receiving from the passage of the TCJA. In addition, the Company incurred $1.7 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $28.5.
During the three months ended March 31, 2017, the Company incurred additional legal and other costs of $0.9 relating to the recently completed acquisitions. The Company also recorded $2.6 in consulting expenses relating to fees incurred as part of its Covance integration costs and compensation analysis, along with $0.9 in short-term equity retention arrangements relating to the acquisition of Covance. In addition, the Company incurred $2.7 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling general and administrative expenses). Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.1% and 13.8% during the three months ended March 31, 2018 and 2017, respectively.
The decrease in selling, general and administrative expenses as a percentage of revenues, excluding these charges, is primarily due to the impact of LaunchPad. The decrease in selling, general and administrative expenses was also impacted by a net increase of 0.9% due to currency fluctuations.
Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2018	2017	Change
LCD	$30.2	$26.2	15.3%
CDD	32.1	21.4	50.0%
Total amortization of intangibles and other assets	$62.3	$47.6	30.9%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after March 31, 2017.
Restructuring and Other Special Charges

	Three Months Ended March 31,
	2018	2017	Change
Restructuring and other special charges	$14.3	$3.9	266.7%
During the first three months of 2018, the Company recorded net restructuring and other special charges of $14.3; $3.6 within LCD and $10.7 within CDD. The charges were comprised of $11.3 related to severance and other personnel costs along with $1.2 in costs associated with facility closures and general integration initiatives and $2.3 in impairment to land held for sale. The charges were offset by the reversal of previously established reserves of $0.5, primarily in unused facility reserves.
During the first three months of 2017, the Company recorded net restructuring and other special charges of $3.9; $1.5 within LCD and $2.4 within CDD. The charges were comprised of $2.7 related to severance and other personnel costs along with $1.6 in costs associated with facility closures. The Company reversed $0.4 in unused severance reserves.
Interest Expense

	Three Months Ended March 31,
	2018	2017	Change
Interest expense	$(63.5)	(52.4)	21.2%
The increase in interest expense for the three months ended March 31, 2018 as compared with the corresponding period in 2017 is primarily due to the issuance of senior notes and the addition of the new term loan, and increased borrowings under the Company's Revolving Credit Facility, partially offset by the repayment of the 2.20% senior notes in August 2017.

INDEX

Equity Method Income

	Three Months Ended March 31,
	2018	2017	Change
Equity method income	$2.5	$2.3	8.7%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The increase in income for the three months ended March 31, 2018 as compared with the corresponding period in 2017 was primarily due to the addition of joint ventures related to the May 2017 acquisition of PAML.
Other, net

	Three Months Ended March 31,
	2018	2017	Change
Other, net	$(3.5)	$(3.0)	16.7%

The change in other, net for the three months ended March 31, 2018, is primarily due to a larger loss on sale of assets during the three months ended March 31, 2017 than the comparable period in 2018. Foreign currency transaction losses were $2.0 and $2.3, respectively for the 2018 and 2017 periods presented.
Income Tax Expense

	Three Months Ended March 31,
	2018	2017	Change
Income tax expense	$69.0	$82.0	(15.9)%
Income tax expense as a % of earnings before income taxes	28.6%	30.9%
The Company's 2018 tax rate was favorably impacted by the U.S. federal corporate income tax rate decreasing to 21% from the prior year's 35%. This benefit was partially offset by other provisions of the TCJA, primarily global intangible low-taxed income (GILTI) and the first quarter additional provisional expense for the taxes related to the re-measurement of the Company's existing deferred tax balances, the deferred tax revaluation for unremitted foreign earnings, and the one-time repatriation tax. The Company's 2018 and 2017 tax rates were favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate.
As a result of the TCJA, the Company was effectively taxed on all of its previously unremitted foreign earnings. The TCJA also enacts a territorial tax system that allows, for the most part, tax-free repatriation of foreign earnings. The Company still considers the earnings of it foreign subsidiaries to be permanently reinvested, but if repatriation were to occur we would be required to accrue U.S. taxes, if any, and applicable withholding taxes as appropriate. Along with the provisions of the TCJA, the Company will continue to review its repatriation policy.
Operating Income by Segment

	Three Months Ended March 31,
	2018	2017	Change
LCD operating income	$303.4	$309.5	(2.0)%
LCD operating margin	10.7%	12.8%	(16.4)%
CDD operating income	38.6	41.5	(7.0)%
CDD operating margin	1.4%	1.7%	(1.8)%
General corporate expenses	(36.6)	(32.9)	11.2%
Total operating income	$305.4	$318.1	(4.0)%
LCD operating income was $303.4 for the three months ended March 31, 2018, a decrease of 2.0% over operating earnings of $309.5 in the corresponding period of 2017, and LCD operating margin decreased 210 basis points year-over-year. The decline was primarily due to the negative impact from PAMA and the special one-time bonus to its non-bonus eligible employees, partially offset by strong revenue growth.
CDD operating income was $38.6 for the three months ended March 31, 2018, a decrease of 7.0% over operating earnings of $41.5 in the corresponding period of 2017, and CDD operating margin decreased 30 basis points year-over-year. The decline was primarily due to increased integration costs as well as the special one-time bonus to its non-bonus eligible employees, partially offset by revenue growth from acquisitions.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $36.6 for the three months ended

INDEX

March 31, 2018, an increase of 11.2% over corporate expenses of $32.9 in the corresponding period of 2017. The increase in corporate expenses in 2018 is primarily due to an increase in professional services.
LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's ability to generate cash and its financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company's senior unsecured revolving credit facility is further discussed in Note 6 (Debt) to the Company's Unaudited Condensed Consolidated Financial Statements.
During the first three months of 2018 and 2017, respectively, the Company's cash flows were as follows:

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$154.7	$225.9
Net cash used for investing activities	(74.3)	(245.5)
Net cash used for financing activities	(40.0)	(51.9)
Effect of exchange rate on changes in cash and cash equivalents	4.7	3.4
Net change in cash and cash equivalents	$45.1	$(68.1)
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2018 and 2017 totaled $361.8 and $365.5, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the three months ended March 31, 2018, the Company's operations provided $154.7 of cash as compared to $225.9 during the same period in 2017. The $71.2 decrease in cash provided from operations in 2018 as compared with the corresponding 2017 period is primarily due to the payment of the special $31.0 one-time bonus and and working capital needs to support the growth in the business.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2018 was $74.3 as compared to $245.5 for the three months ended March 31, 2017. The $171.2 decrease in cash used in investing activities was primarily due to the Company not completing any business acquisitions during the first quarter of 2018. Capital expenditures were $72.5 and $72.2 for the three months ended March 31, 2018 and 2017, respectively. The Company expects capital expenditures in 2018 to be approximately 3.5% of revenues primarily in connection with projects to support growth in the Company's core businesses, including projects related to LaunchPad. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2018 was $40.0 compared to net cash used for financing activities of $51.9 for the three months ended March 31, 2017. The change in the cash provided by (used for) financing activities for three months ended March 31, 2018, as compared to 2017, was primarily the result of a decrease in common stock repurchases during the first quarter of 2018 as compared to the first quarter of 2017. On August 22, 2017, the Company issued new senior notes representing $1,200.0 in debt securities and consisting of a $600.0 aggregate principal amount of 3.25% senior notes due 2024 and a $600.0 aggregate principal amount of 3.60% senior notes due 2027. Interest on these notes is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2018. Net proceeds from the offering of these notes were $1,190.1 after deducting underwriting discounts and other expenses of the offering. Net proceeds were used to pay off the 2.20% senior notes due August 23, 2017, as well as a portion of the cash consideration and the fees and expenses in connection with the Chiltern acquisition.
On December 19, 2014, the Company entered into a five-year term loan credit facility in the principal amount of $1,000.0 for the purpose of financing a portion of the cash consideration and the fees and expenses in connection with the transactions contemplated by the November 2, 2014, Merger Agreement to acquire Covance. The term loan credit facility was advanced in full on the Covance acquisition date and was amended on July 13, 2016 and further amended on September 15, 2017. The term loan credit facility will mature five years after the Covance acquisition date and may be prepaid without penalty. The 2014 term loan balance at March 31, 2018 was $72.0 and December 31, 2017 was $72.0.

INDEX

On September 15, 2017, the Company entered into a new $750.0 term loan. The 2017 term loan facility will mature on September 15, 2022. The 2017 term loan balance at March 31, 2018 was $750.0.
On September 15, 2017, the Company also entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011, and amended and restated December 15, 2015. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The outstanding balance on the Company's revolving credit facility was $15.0 and $0.0 at March 31, 2018 and December 31, 2017, respectively.
Under the Company's term loan credit facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facilities and the revolving credit facility at March 31, 2018. As of March 31, 2018, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.3 to 1.0.
As of March 31, 2018, the effective interest rate on the revolving credit facility was 2.69%, the effective interest rate on the 2014 term loan was 3.13% and the effective interest rate on the 2017 term loan was 2.95%.

As of March 31, 2018, the Company provided letters of credit aggregating $72.2, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually.
During the three months ended March 31, 2018, the Company purchased 0.4 shares of its common stock at a total cost of $75.0. On April 24, 2018, the board authorized an increase in the Company’s share repurchase program to a total of 1,000.0. The repurchase authorization has no expiration.
The Company had a $29.5 and $27.4 reserve for unrecognized income tax benefits, including interest and penalties, as of March 31, 2018 and December 31, 2017, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets.
Zero-coupon Subordinated Notes
On March 12, 2018, the Company announced that for the period from March 12, 2018 to September 7, 2018, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended March 9, 2018, in addition to the continued accrual of the original issue discount.
During the three months ended March 31, 2018, the Company did not settle any notices to convert its zero-coupon subordinated notes.
On April 2, 2018, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 2, 2018 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, June 29, 2018. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and Standard and Poor’s contribute to its ability to access capital markets.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange and interest rates, and the Company regularly evaluates its exposure to such changes. The Company addresses its exposure to market risks, principally the market risks associated with

INDEX

changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as foreign currency forward contracts and interest rate and cross currency swap agreements. Although, as set forth below, the Company’s zero-coupon subordinated notes contain features that are considered to be embedded derivative instruments, the Company does not hold or issue derivative financial instruments for trading purposes.
Foreign Currency Exchange Rates
Approximately 13.3% of the Company's net revenues for the three months ended March 31, 2018 and approximately 10.9% of those for the three months ended March 31, 2017 were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the first three months of 2018 and the year ended December 31, 2017, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the three months ended March 31, 2018 by approximately $1.2. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $39.4 and $58.5 at March 31, 2018 and 2017, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2018, the Company had 29 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through April 2018 with a notional value totaling approximately $315.3. At December 31, 2017, the Company had 26 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2018 with a notional value totaling approximately $360.5.
The Company is party to six USD to Swiss Franc cross currency swap agreements with an aggregate notional amount of $600.0, maturing in 2022 and 2025, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of March 31, 2018, the Company had $72.0 and $750.0, respectively, of unhedged variable rate debt from the 2014 and 2017 term loan credit facilities and $15.0 outstanding on its revolving credit facility. As of December 31, 2017, the Company had no outstanding balance on its revolving credit facility, $72.0 on its 2014 term loan facility and $750.0 on its 2017 term loan facility.
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

INDEX

ITEM 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in millions)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended March 31, 2018, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 - January 31	0.3	169.18	0.3	347.5
February 1 - February 28	0.1	170.47	0.1	326.4
March 1 - March 31	—	—	—	326.4
	0.4	169.52	0.4
The board of directors has authorized the repurchase of specified amounts of the Company's common stock since 2007, including the authorization to repurchase up to $1,000.0 of the Company’s common stock announced by the Company on April 24, 2018. The repurchase authorization has no expiration date.

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

May 1, 2018