Form 10-Q
period 2018-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2018-07-27
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR
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
The number of shares outstanding of the issuer's common stock is 101.9 million shares, net of treasury stock as of July 25, 2018.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	44

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$221.4	$316.6
Accounts receivable	1,520.3	1,531.0
Unbilled services	351.3	316.5
Supplies inventories	230.7	227.2
Prepaid expenses and other	286.1	308.8
Current assets held for sale	411.4	33.7
Total current assets	3,021.2	2,733.8
Property, plant and equipment, net	1,710.9	1,706.6
Goodwill, net	7,423.3	7,400.9
Intangible assets, net	4,049.5	4,166.1
Joint venture partnerships and equity method investments	58.9	58.4
Deferred income tax assets	1.7	1.9
Other assets, net	239.0	217.5
Long-term assets held for sale	—	387.8
Total assets	$16,504.5	$16,673.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$488.1	$573.9
Accrued expenses and other	739.9	793.3
Unearned revenue	393.3	380.8
Short-term borrowings and current portion of long-term debt	417.8	417.5
Current liabilities held for sale	82.4	20.2
Total current liabilities	2,121.5	2,185.7
Long-term debt, less current portion	6,039.4	6,344.6
Deferred income taxes and other tax liabilities	914.1	875.5
Other liabilities	371.8	376.0
Long-term liabilities held for sale	—	66.3
Total liabilities	9,446.8	9,848.1
Commitments and contingent liabilities
Noncontrolling interest	20.0	20.8
Shareholders’ equity:
Common stock, 102.0 and 101.9 shares outstanding at June 30, 2018 and December 31, 2017, respectively	12.0	12.0
Additional paid-in capital	1,934.8	1,989.8
Retained earnings	6,603.1	6,196.1
Less common stock held in treasury	(1,105.2)	(1,060.1)
Accumulated other comprehensive loss	(407.0)	(333.7)
Total shareholders’ equity	7,037.7	6,804.1
Total liabilities and shareholders’ equity	$16,504.5	$16,673.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$2,866.3	$2,528.2	$5,714.6	$4,941.9
Cost of revenues	2,031.2	1,750.2	4,100.5	3,451.4
Gross profit	835.1	778.0	1,614.1	1,490.5
Selling, general and administrative expenses	395.2	357.7	792.2	700.6
Amortization of intangibles and other assets	58.5	51.4	120.8	99.0
Restructuring and other special charges	12.2	39.1	26.5	43.0
Operating income	369.2	329.8	674.6	647.9
Other income (expenses):
Interest expense	(63.1)	(55.0)	(126.6)	(107.4)
Equity method income, net	3.0	4.5	5.5	6.8
Investment income	0.8	0.4	1.4	0.7
Other, net	2.8	(0.5)	(0.7)	(3.6)
Earnings before income taxes	312.7	279.2	554.2	544.4
Provision for income taxes	78.6	94.1	147.6	176.0
Net earnings	234.1	185.1	406.6	368.4
Less: Net (earnings) loss attributable to the noncontrolling interest	(0.3)	(0.3)	0.4	(0.6)
Net earnings attributable to Laboratory Corporation of America Holdings	$233.8	$184.8	$407.0	$367.8

Basic earnings per common share	$2.29	$1.80	$3.99	$3.59
Diluted earnings per common share	$2.27	$1.78	$3.94	$3.54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$234.1	$185.1	$406.6	$368.4
Foreign currency translation adjustments	(121.9)	157.2	(82.6)	215.8
Net benefit plan adjustments	3.3	0.5	6.2	1.1
Other comprehensive earnings (loss) before tax	(118.6)	157.7	(76.4)	216.9
(Provision) benefit for income tax related to items of other comprehensive earnings	(7.2)	(14.9)	3.1	(20.8)
Other comprehensive earnings, net of tax	(125.8)	142.8	(73.3)	196.1
Comprehensive earnings	108.3	327.9	333.3	564.5
Less: Net (earnings) loss attributable to the noncontrolling interest	(0.3)	(0.3)	0.4	(0.6)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$108.0	$327.6	$333.7	$563.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2016	$12.1	$2,131.7	$4,969.0	$(1,012.7)	$(581.9)	$5,518.2
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	367.8	—	—	367.8
Other comprehensive earnings, net of tax	—	—	—	—	196.1	196.1
Issuance of common stock under employee stock plans	0.1	31.3	—	—	—	31.4
Surrender of restricted stock and performance share awards	—	—	—	(46.2)	—	(46.2)
Conversion of zero-coupon convertible debt	—	12.8	—	—	—	12.8
Stock compensation	—	52.7	—	—	—	52.7
Purchase of common stock	(0.2)	(255.8)	—	—	—	(256.0)
BALANCE AT JUNE 30, 2017	$12.0	$1,972.7	$5,336.8	$(1,058.9)	$(385.8)	$5,876.8

BALANCE AT DECEMBER 31, 2017	$12.0	$1,989.8	$6,196.1	$(1,060.1)	$(333.7)	$6,804.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	407.0	—	—	407.0
Other comprehensive earnings, net of tax	—	—	—	—	(73.3)	(73.3)
Issuance of common stock under employee stock plans	—	43.0	—	—	—	43.0
Surrender of restricted stock and performance share awards	—	—	—	(45.1)	—	(45.1)
Stock compensation	—	52.0	—	—	—	52.0
Purchase of common stock	—	(150.0)	—	—	—	(150.0)
BALANCE AT JUNE 30, 2018	$12.0	$1,934.8	$6,603.1	$(1,105.2)	$(407.0)	$7,037.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$406.6	$368.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	281.3	255.1
Stock compensation	52.0	52.7
(Gain) loss on sale of assets	(0.3)	0.6
Accreted interest on zero-coupon subordinated notes	0.1	0.2
Cumulative earnings less than distributions from equity method investments	(1.3)	(4.0)
Asset impairment	2.3	15.1
Deferred income taxes	36.0	(4.6)
Change in assets and liabilities (net of effects of acquisitions):
Decrease (increase) in accounts receivable	13.2	(50.2)
Increase in unbilled services	(36.5)	(37.1)
Increase in inventories	(4.7)	(0.7)
(Increase) decrease in prepaid expenses and other	(27.2)	4.8
(Decrease) increase in accounts payable	(91.3)	8.6
Increase (decrease) in unearned revenue	8.3	(10.0)
Decrease in accrued expenses and other	(116.5)	(62.5)
Net cash provided by operating activities	522.0	536.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(159.7)	(141.5)
Proceeds from sale of assets	0.7	1.0
Proceeds from sale of held for sale assets	49.1	—
Acquisition of licensing technology	—	(2.3)
Investments in equity affiliates	(7.3)	(26.1)
Acquisition of businesses, net of cash acquired	(79.1)	(568.0)
Net cash used for investing activities	(196.3)	(736.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(295.0)	—
Proceeds from revolving credit facilities	394.7	749.7
Payments on revolving credit facilities	(394.7)	(440.7)
Payments on zero-coupon subordinated notes	—	(23.2)
Noncontrolling interest distributions	(5.9)	(0.5)
Deferred payments on acquisitions	—	(1.5)
Payments on long-term lease obligations	(5.1)	(4.3)
Net proceeds from issuance of stock to employees	43.0	31.4
Purchase of common stock	(150.0)	(256.0)
Net cash (used for) provided by financing activities	(413.0)	54.9
Effect of exchange rate changes on cash and cash equivalents	(7.9)	11.8
Net (decrease) increase in cash and cash equivalents	(95.2)	(133.8)
Cash and cash equivalents at beginning of period	316.6	433.6
Cash and cash equivalents included in assets held for sale	—	(0.2)
Cash and cash equivalents at end of period	$221.4	$299.6

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
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 15 (Business Segment Information). During the three months ended June 30, 2018, LCD and CDD contributed approximately 63% and 37%, respectively, of net revenues to the Company, and for the six months ended June 30, 2018, contributed approximately 63% and 37%, respectively.
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
LCD
The primary impact of the new standard to the LCD segment was classifying bad debt expense of $78.0 and $156.2 for the three and six months ended June 30, 2017, respectively, as a reduction in revenue rather than as a selling, general and administrative expense.
CDD
The primary impact of the new standard to the CDD segment was as follows:
Investigator fees: Prior to the new standard, reimbursements of investigator fees by clients were netted against the amounts paid to investigators in net revenues, on the basis that CDD was acting as the agent in arranging the investigator services. Under the new standard, revenue for investigator services and other reimbursable activities is recognized gross of fees paid to the investigators and other vendors, on the basis that a clinical study is considered a single, combined performance obligation for which CDD acts as a principal. Where CDD assumes the obligations by contract in studies involving patients, CDD is the principal because CDD may contract directly with third party clinical trial sites and investigators for investigator services and other reimbursable activities, which are combined with other CDD services in the management of a clinical study. Where CDD has assumed certain clinical trial sponsor obligations by contract in studies involving patients, CDD has primary responsibility for fulfilling its obligations associated with the full management of a clinical study, has inventory risk since it may be obligated to compensate investigators and other vendors for reimbursable activities regardless of payment by the customer, and has discretion within the framework agreed upon with the customer in setting the price of the study, including the budget for all pass-through costs, including investigator grants.
The financial impact of this change on revenue for the three and six months ended June 30, 2017 was an increase of $69.0 and $126.5, respectively. Revenue and expenses from reimbursable out-of-pocket costs were previously recognized gross as separate line items from Net revenues and Net cost of revenue in the Consolidated Statement of Operations. Under the new standard, reimbursable out-of-pocket costs continue to be recognized gross, but are no longer presented separately (i.e., expenses are included in Cost of revenues and reimbursements are included in Revenues). In the statement of financial position, unbilled investigator fees and reimbursable out of pocket costs were reclassified from “Prepaid expenses and other” to “Unbilled services” and billed investigator grants and reimbursable out-of-pocket costs were reclassified from “Prepaid expenses and other” to “Accounts receivable, net.”
Measure of progress: Prior to the new standard, service fee revenue in clinical studies was recognized on a proportional-performance basis, generally using output measures that are specific to the service provided (e.g., number of investigators enrolled, number of sites initiated, number of trial subjects enrolled and number of monitoring visits completed), while reimbursable out-of-pocket revenue was recognized when the associated expense was incurred. Changes in contract value from changes in scope were reflected once the customer agreed to the changes in scope and renegotiated pricing terms. Under the new standard, revenue in a clinical study (inclusive of budgeted reimbursable pass-through costs) is recognized using an input-based measure of progress based on costs incurred (including pass-through costs such as investigator services and reimbursable out-of-pocket expenses). If a customer’s approval of a work scope change creates an enforceable right to payment, the related revenue will be estimated and included in the measure of progress before a formal change order is executed, which results in recognition of revenue as services are provided. The financial impact of this change on revenue for the three and six months ended June 30, 2017 was a decrease of $5.7 and $18.3, respectively.
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
CDD applied the portfolio practical expedient in the new standard to determine the amortization period for assets recognized from sales commissions. Under the portfolio approach, CDD determined the weighted average contract term for groups of contracts with similar characteristics, and then amortized the capitalized sales commissions for that group over that term. CDD believes that any difference between the amortization patterns under the specific identification approach and the portfolio approach are not significant to CDD’s consolidated financial statements. The financial impact of this change on selling, general, and administrative expenses for the three and six months ended June 30, 2017 was a decrease of $0.1 and an increase of $1.2, respectively.
The total quantitative impact of the new standard on retained earnings as of January 1, 2017 was an increase of $13.2.

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
In August 2016, the FASB issued a new accounting standard that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard on a retrospective basis effective January 1, 2018. As a result, the Company reclassified accreted interest paid upon conversion of its zero-coupon subordinated notes from a financing activity to an operating activity.
In January 2017, the FASB issued a new accounting standard that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the consolidated financial statements as of June 30, 2018.
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
In August 2017, the FASB issued a new accounting standard intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. As a result, more hedging strategies are eligible for hedge accounting. The Company early adopted this standard effective January 1, 2018, and as allowed by the standard, elected to change the methodology for assessing hedge effectiveness of net investment hedges from a method based on changes in forward exchange rates to a method based on changes in spot exchange rates. The spot methodology under this standard allows the interest accrual components of hedge instruments to be reported directly in earnings while the changes in the fair value of hedge instruments attributable to changes in the spot rate are reported in the cumulative translation adjustment section of other comprehensive income.
Reclassifications
Adoption of the standards related to revenue recognition, pension accounting and cash receipts and payments impacted previously reported results as follows:

	Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2017
	As Previously Reported	ASC 606 Revenue Adjustments	Pension Adjustments	As Adjusted
Total revenues	$2,542.9	$(14.7)	$—	$2,528.2
Total cost of revenue	1,681.1	68.9	0.2	1,750.2
Gross profit	861.8	(83.6)	(0.2)	778.0
Selling, general and administrative expenses	435.3	(78.1)	0.5	357.7
Other operating and non-operating expenses, net	141.4	0.4	(0.7)	141.1
Provision for income taxes	96.2	(2.1)	—	94.1
Net earnings	188.9	(3.8)	—	185.1
Less: Net earnings attributable to noncontrolling interest	(0.3)	—	—	(0.3)
Net earnings attributable to Laboratory Corporation of America Holdings	$188.6	$(3.8)	$—	$184.8

Basic earnings per share	$1.84			$1.80
Diluted earnings per share	$1.82			$1.78

	Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2017
	As previously reported	ASC 606 Revenue Adjustments	Pension Adjustments	As Adjusted
Total revenues	$4,989.9	$(48.0)	$—	$4,941.9
Total cost of revenue	3,324.5	126.7	0.2	3,451.4
Gross profit	1,665.4	(174.7)	(0.2)	1,490.5
Selling, general and administrative expenses	854.7	(154.9)	0.8	700.6
Other operating and non-operating expenses, net	245.9	0.6	(1.0)	245.5
Provision for income taxes	183.4	(7.4)	—	176.0
Net earnings	381.4	(13.0)	—	368.4
Less: Net earnings attributable to noncontrolling interest	(0.6)	—	—	(0.6)
Net earnings attributable to Laboratory Corporation of America Holdings	$380.8	$(13.0)	$—	$367.8

Basic earnings per share	$3.71			$3.59
Diluted earnings per share	$3.66			$3.54

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2017
	As Previously Reported	Zero-Coupon Notes Adjustments	As Adjusted
Net cash provided by operating activities	$544.4	$(8.0)	$536.4
Net cash used for investing activities	(736.9)	—	(736.9)
Net cash provided by financing activities	46.9	8.0	54.9
Effect of exchange rate changes on cash and cash equivalents	11.8	—	11.8
Net decrease in cash and cash equivalents	$(133.8)		$(133.8)
The below adjustments have been made to the December 31, 2017 balance sheet and are all the result of the implementation of ASC 606. The adjustments include a cumulative catch-up adjustment, reclassification of unbilled services, and the capitalization of contract acquisition costs.

	Condensed Consolidated Balance Sheets
	December 31, 2017
	As Previously Reported	ASC 606 Revenue Adjustments	As Adjusted
Current assets	$2,682.6	$51.2	$2,733.8
Long-term assets	13,885.4	53.8	13,939.2
Total assets	$16,568.0	$105.0	$16,673.0

Current liabilities	$2,046.1	$139.6	$2,185.7
Long-term liabilities	7,671.1	(8.7)	7,662.4
Noncontrolling interest	20.8	—	20.8
Shareholders' equity	6,830.0	(25.9)	6,804.1
Total liabilities and shareholders' equity	$16,568.0	$105.0	$16,673.0

2.	REVENUE
Description of Revenue
The Company's revenue by segment payers/customer groups for the three and six months ended June 30, 2018 and 2017 is as follows:

	For the Three Months Ended June, 2018
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	18%	1%	—%	—%	—%	—%	19%
Patients	9%	—%	—%	—%	—%	—%	9%
Medicare and Medicaid	10%	—%	—%	—%	—%	—%	10%
Third-party	23%	2%	—%	—%	—%	—%	25%
Total LCD revenues by payer	60%	3%	—%	—%	—%	—%	63%

CDD
Biopharmaceutical and medical device companies	16%	—%	5%	5%	4%	7%	37%

Total revenues	76%	3%	5%	5%	4%	7%	100%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	For the Three Months Ended June 30, 2017
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	19%	1%	1%	—%	—%	—%	21%
Patients	10%	—%	—%	—%	—%	—%	10%
Medicare and Medicaid	10%	—%	—%	—%	—%	—%	10%
Third-party	25%	2%	—%	—%	—%	—%	27%
Total LCD revenues by payer	64%	3%	1%	—%	—%	—%	68%

CDD
Biopharmaceutical and medical device companies	15%	—%	3%	5%	3%	6%	32%

Total revenues	79%	3%	4%	5%	3%	6%	100%

	For the Six Months Ended June, 2018
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	18%	1%	—%	—%	—%	—%	19%
Patients	9%	—%	—%	—%	—%	—%	9%
Medicare and Medicaid	10%	—%	—%	—%	—%	—%	10%
Third-party	23%	2%	—%	—%	—%	—%	25%
Total LCD revenues by payer	60%	3%	—%	—%	—%	—%	63%

CDD
Biopharmaceutical and medical device companies	18%	—%	4%	5%	4%	6%	37%

Total revenues	78%	3%	4%	5%	4%	6%	100%

	For the Six Months Ended June 30, 2017
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	19%	1%	—%	—%	—%	—%	20%
Patients	10%	—%	—%	—%	—%	—%	10%
Medicare and Medicaid	10%	—%	—%	—%	—%	—%	10%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	65%	3%	—%	—%	—%	—%	68%

CDD
Biopharmaceutical and medical device companies	15%	—%	3%	5%	3%	6%	32%

Total revenues	80%	3%	3%	5%	3%	6%	100%
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
Within the LCD segment, with the exception of nutritional chemistry testing, a revenue transaction is initiated when LCD receives a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

party that will be billed for the testing performed and the expected reimbursement. LCD recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete and the associated results are reported. Sales are distributed among four payer portfolios - clients, patients, Medicare and Medicaid and third-party. LCD considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when sales are recorded.
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
Medicare and Medicaid
This portfolio relates to fee-for-service revenue from traditional Medicare and Medicaid programs. Net revenue from these programs is based on the fee schedule established by the related government authority. In addition to contractual discounts, other adjustments including anticipated payer denials are considered when determining net revenue. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to LCD’s results of operations in any period presented.
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
Third-party reimbursement is also received through capitation agreements with MCOs and independent physician associations (IPAs). Under capitated agreements, revenue is recognized based on a negotiated per-member, per-month payment for an agreed upon menu of tests, or based upon the proportionate share earned by LCD from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of testing performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. LCD recognizes revenue monthly, based upon the established capitation rate or anticipated distribution from a capitated pool.
CDD
CDD is a contract research organization (CRO) business that provides end-to-end drug development services from early-stage research to clinical trial management and beyond. CDD provides these services predominantly to biopharmaceutical and medical device companies across the world. Because the CDD client base generally consumes these drug development services across the entire portfolio of CDD pre-clinical and clinical services offerings, there is little variability in the customer base of any particular CDD service offering. The nature of CDD’s obligations include agreements to manage a full clinical trial, provide services for a specific phase of a trial, or provide research products to the customer. Generally, the amount of the transaction price estimated at the beginning of the contract is equal to the amount expected to be billed to the customer. Other payments may also factor into the calculation of transaction price, such as volume-based rebates that are retroactively applied to prior transactions in the period.

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
Through its central laboratory, CDD produces and supplies specimen collection kits that are utilized in clinical studies, and provides transportation, project management, data management, and laboratory testing services on an as-needed basis throughout the duration of its customers’ clinical studies. Revenue for central laboratory services is recognized using an output-based measure of progress based on volume of activities in each period. CDD also provides long-term specimen storage services, for which revenue is recognized using an input-based measure of progress based on costs incurred.
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
Contract costs
The Company incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 12 months to 57 months, depending on the business. For businesses that enter primarily short-term contracts, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
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

	June 30, 2018	December 31, 2017
Sales commission assets	$23.1	$24.0
Deferred contract fulfillment costs	10.7	1.7
Total	$33.8	$25.7
Amortization related to sales commission assets and associated payroll taxes for the three-month periods ended June 30, 2018 and 2017 was $4.4 and $3.4, respectively, and for the six-month periods ended June 30, 2018 and 2017 was $8.6 and $7.1, respectively. Amortization related to deferred contract fulfillment costs for the three-month periods ended June 30, 2018 and 2017 was $1.9 and $0.1, respectively, and for the six-month periods ended June 30, 2018 and 2017 was $2.5 and $0.2, respectively. Impairment expense related to contract costs was immaterial to the Company’s consolidated statement of operations. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers, when the difference in timing of payment and performance is one year or less.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	June 30, 2018	December 31, 2017
Receivables, which are included in Accounts Receivable, net	$674.6	$694.4
Unbilled services	354.0	318.2
Unearned revenue	389.8	377.4
Revenue recognized during the period, that was included in the unearned revenue balance at the beginning of the period, for the six-month period ended June 30, 2018 was $135.6. Bad debt expense on receivables, for the six-month period ended June 30, 2018 was immaterial to the Company’s consolidated statement of operations.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within the CDD segment. The amount of existing performance obligations under such long-term contracts unsatisfied as of June 30, 2018 was $4,071.7. The Company expects to recognize approximately 41% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter.
The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company also did not disclose information about remaining performance obligations when the variable consideration was related to a wholly unsatisfied performance obligation within a series of obligations.
Within CDD, revenue of $(12.5) and $9.6 was recognized during the three and six months ended June 30, 2018, respectively, from performance obligations that were satisfied in previous periods. This revenue comes from adjustments related to changes in scope and estimates in full service clinical studies.

3.	BUSINESS ACQUISITIONS AND DISPOSITIONS
On September 1, 2017, the Company completed the acquisition of Chiltern International Group Limited (Chiltern), a specialty CRO, pursuant to a definitive agreement to acquire all of the share capital of Chiltern, in an all-cash transaction valued at approximately $1,224.5. The Company funded the acquisition through a combination of bank financing and the issuance of bonds. Chiltern is part of the Company's CDD segment.
The valuation of acquired assets and assumed liabilities as of September 1, 2017, include the following:

Consideration Transferred
Cash consideration			$1,224.5

	Preliminary	Measurement Period Adjustments	As of June 30, 2018
Net Assets Acquired
Cash and cash equivalents	$30.7	$—	$30.7
Accounts receivable	116.9	(13.3)	103.6
Unbilled services	32.6	—	32.6
Prepaid expenses and other	57.9	—	57.9
Property, plant and equipment	12.1	—	12.1
Goodwill	676.6	85.9	762.5
Customer relationships	629.0	(27.0)	602.0
Trade names and trademarks	24.1	(13.5)	10.6
Technology	47.0	(21.0)	26.0
Total assets acquired	1,626.9	12.0	1,638.9
Accounts payable	18.1	27.0	45.1
Accrued expenses and other	51.0	(27.6)	23.4
Unearned revenue	124.2	—	124.2
Deferred income taxes	208.0	12.6	220.6
Other liabilities	1.1	—	1.1
Total liabilities acquired	402.4	12.0	414.4
Net assets acquired	$1,224.5	$—	$1,224.5
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
Unaudited Pro Forma Information
The Company completed the Chiltern acquisition on September 1, 2017. Had the Chiltern acquisition been completed as of January 1, 2016, the Company's pro forma results would have been as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues	$2,728.1	$5,339.4
Operating income	321.5	662.2
Net income	172.5	363.2
Earnings per share:
Basic	$1.68	$3.54
Diluted	$1.66	$3.49
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
During the six months ended June 30, 2018, the Company also acquired various businesses and related assets for approximately $79.1 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $48.5 in identifiable intangible assets and a residual amount of goodwill of approximately $54.9. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation.
On April 30, 2018, the Company entered into a definitive agreement to sell the Covance Food Solutions business, a global provider of innovative product design and product integrity services for end-user segments that span the global food supply chain, for an all-cash purchase price of $670.0. The Company believes that the opportunities for creating lasting value from the 2015 Covance Inc. (Covance) acquisition come from its laboratory diagnostic business, the CRO business, and the enterprise-wide combination of the two. In addition, the Company concluded that, given the competitive dynamics of the food testing market, Covance Food Solutions would be unlikely to achieve sufficient scale to be a top global business. The sale of Covance Food Solutions allows the Company to focus on its primary growth opportunities and at the same time better positions Covance Food Solutions to serve the global food supply industry. The transaction is expected to close in the third quarter of 2018. For the three and six months ended June 30, 2018, Covance Food Solutions recorded operating income of $5.0 and $8.4, respectively. Operating income for the three and six months ended June 30, 2017, was $5.6 and $11.0, respectively. Total assets and total liabilities held for sale for the Covance Food Solutions business as of June 30, 2018, and December 31, 2017, include the following:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$—	$0.1
Accounts receivable	20.9	24.4
Unbilled services	9.5	7.6
Supplies inventories	0.4	0.4
Prepaid expenses and other	1.1	1.2
Property, plant and equipment, net	39.1	42.3
Goodwill, net	170.5	170.5
Intangible assets, net	169.7	174.7
Other assets, net	0.2	0.3
Total assets held for sale	$411.4	$421.5

Liabilities:
Accounts Payable	$1.1	$2.4
Accrued expenses and other	13.0	15.2
Unearned revenue	2.0	2.6
Deferred income taxes and other tax liabilities	64.1	64.1
Other liabilities	2.2	2.2
Total liabilities held for sale	$82.4	$86.5

Net assets held for sale	$329.0	$335.0

4.	EARNINGS PER SHARE
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2017			2018			2017
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$233.8	101.9	$2.29	$184.8	102.4	$1.80	$407.0	101.9	$3.99	$367.8	102.5	$3.59
Dilutive effect of employee stock options and awards	—	1.0		—	1.2		—	1.3		—	1.4
Effect of convertible debt	—	0.1		—	0.1		—	0.1		—	0.1
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$233.8	103.0	$2.27	$184.8	103.7	$1.78	$407.0	$103.3	$3.94	$367.8	$104.0	$3.54
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	0.1	0.1	0.1	0.1

5.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the six months ended June 30, 2018, the Company recorded net restructuring and other special charges of $26.5: $9.1 within LCD and $17.4 within CDD. The charges were comprised of $23.1 related to severance and other personnel costs, $2.5 in costs associated with facility closures and general integration initiatives, and $2.3 in impairment to land held for sale. The charges

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

were offset by the reversal of previously established reserves of $0.9 and $0.5 in unused facility reserves and unused severance reserves, respectively.
The Company incurred integration and other costs of $37.6 primarily relating to the Chiltern acquisition and planned sale of the Company's Covance Food Solutions business. The Company also recorded $4.5 in consulting expenses relating to the Chiltern integration and management integration costs along with a special one-time bonus of $31.0 to its non-bonus eligible employees in recognition of the benefits the Company is receiving from the passage of the Tax Cuts and Jobs Act of 2017 (TCJA). In addition, the Company incurred $4.2 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative.
During the six months ended June 30, 2017, the Company recorded net restructuring and other special charges of $43.0: $8.9 within LCD and $34.1 within CDD. The charges were comprised of $22.5 related to severance and other personnel costs along with $5.9 in costs associated with facility closures and general integration initiatives. The Company reversed previously established reserves of $0.4 in unused severance reserves and $0.1 in unused facility reserves. Also included in the net restructuring and other special charges is an impairment loss of $15.1 related to the termination of a software development project.
The Company incurred legal and other costs of $6.6 relating to the recently completed acquisitions. The Company also recorded $4.9 in consulting expenses relating to fees incurred as part of its integration and compensation analysis, along with $0.9 in short-term equity retention arrangements relating to the Covance Inc. acquisition. In addition, the Company incurred $5.5 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling, general and administrative expenses).
The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2017	$1.7	$10.1	$8.3	$34.6	$54.7
Restructuring charges	7.4	2.2	15.7	2.6	27.9
Reduction of prior restructuring accruals	—	(0.5)	(0.9)	—	(1.4)
Cash payments and other adjustments	(7.1)	(4.1)	(11.2)	(5.7)	(28.1)
Balance as of June 30, 2018	$2.0	$7.7	$11.9	$31.5	$53.1
Current					$25.5
Non-current					27.6
					$53.1

6.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2018 and for the year ended December 31, 2017 are as follows:

	LCD		CDD		Total
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Balance as of January 1	$3,673.9	$3,644.8	$3,727.0	$2,779.6	$7,400.9	$6,424.4
Goodwill acquired during the period	3.9	198.5	51.0	811.3	54.9	1,009.8
Reclassification of goodwill as held for sale	—	(170.5)	—	—	—	(170.5)
Adjustments to goodwill	(3.4)	1.1	(29.1)	136.1	(32.5)	137.2
Balance at end of period	$3,674.4	$3,673.9	$3,748.9	$3,727.0	$7,423.3	$7,400.9
 The components of identifiable intangible assets are as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,138.5	$(1,075.5)	$3,063.0	$4,118.1	$(992.8)	$3,125.3
Patents, licenses and technology	452.2	(202.1)	250.1	457.9	(188.6)	269.3
Non-compete agreements	75.7	(51.5)	24.2	75.8	(48.3)	27.5
Trade names	410.0	(180.3)	229.7	407.9	(167.9)	240.0
Land use right	10.8	(3.4)	7.4	10.8	(2.5)	8.3
Canadian licenses	475.1	—	475.1	495.7	—	495.7
	$5,562.3	$(1,512.8)	$4,049.5	$5,566.2	$(1,400.1)	$4,166.1
Amortization of intangible assets for the three-month periods ended June 30, 2018 and 2017 was $58.5 and $51.4, respectively, and $120.8 and $99.0 for the six-month periods ended June 30, 2018 and 2017. Amortization expense for the net carrying amount of intangible assets is estimated to be $109.6 for the remainder of fiscal 2018, $225.0 in fiscal 2019, $216.9 in fiscal 2020, $210.6 in fiscal 2021, $204.5 in fiscal 2022 and $2,526.9 thereafter.

7.	DEBT
Short-term borrowings and the current portion of long-term debt at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Zero-coupon convertible subordinated notes	$8.9	$8.8
2.50% senior notes due 2018	400.0	400.0
Debt issuance costs	(0.9)	(1.4)
Current portion of capital leases	8.0	8.3
Current portion of note payable	1.8	1.8
Total short-term borrowings and current portion of long-term debt	$417.8	$417.5
Long-term debt at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
2.625% senior notes due 2020	500.0	500.0
4.625% senior notes due 2020	594.4	604.1
3.20% senior notes due 2022	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
4.70% senior notes due 2045	900.0	900.0
2014 Term loan	—	72.0
2017 Term loan	527.0	750.0
Debt issuance costs	(43.9)	(48.2)
Capital leases	53.9	57.8
Note payable	8.0	8.9
Total long-term debt	$6,039.4	$6,344.6
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
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets or other long-term liabilities, as applicable, and added to or subtracted from the value of the senior notes, with an aggregate fair value of $(5.6) at June 30, 2018 and $4.1 at December 31, 2017.
During the first quarter of 2018, the Company entered into six USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. The cross currency swaps maturing in 2022 and 2025 are included in other long-term assets with an aggregate fair value of $14.2 and $10.0, respectively, as of June 30, 2018. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings.
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
During the six months ended June 30, 2018, the Company did not settle any notices to convert its zero-coupon subordinated notes.
On July 2, 2018, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 2, 2018 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, September 28, 2018. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
Credit Facilities
On September 15, 2017, the Company entered into a new $750.0 term loan. The 2017 term loan facility will mature on September 15, 2022. The 2014 term loan balance at June 30, 2018 was $0.0 and at December 31, 2017 was $72.0. The 2017 term loan balance at June 30, 2018 was $527.0 and at December 31, 2017 was $750.0.
The Company entered into a senior revolving credit facility on December 21, 2011, which was amended and restated on December 19, 2014, further amended on July 13, 2016, and further amended and restated on September 15, 2017. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The outstanding balance on the Company's revolving credit facility was $0.0 at June 30, 2018 and December 31, 2017.
Under the term loan facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the term loan facilities and the revolving credit facility at June 30, 2018. As of June 30, 2018, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.1 to 1.0.
The 2014 term loan credit facility accrued interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.125% to 2.00%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.125% to 1.00%. The 2017 term loan credit facility accrues interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 0.875% to 1.50%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.50%. The Company paid off the 2014 term loan during the second quarter of 2018.
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
As of June 30, 2018, the effective interest rate on the 2017 term loan was 3.22%.
8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2018 and December 31, 2017.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2017	125.1	(23.2)	101.9
Common stock issued under employee stock plans	1.0	—	1.0
Retirement of common stock	(0.9)	—	(0.9)
Common shares at June 30, 2018	125.2	(23.2)	102.0
 Share Repurchase Program
At the end of 2017, the Company had outstanding authorization from the board of directors to purchase up to $401.4 of Company common stock. During the six months ended June 30, 2018, the Company purchased 0.9 shares of its common stock at a total cost of $150.0. On April 24, 2018, the board authorized an increase in the Company’s share repurchase program to a total of $1,000.0. As of June 30, 2018, the Company had outstanding authorization from the board of directors to purchase up to $993.5 of Company common stock. The repurchase authorization has no expiration.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2017	$(240.7)	$(93.0)	$(333.7)
Other comprehensive earnings (loss) before reclassifications	(82.6)	6.2	(76.4)
Tax effect of adjustments	5.5	(2.4)	3.1
Balance at June 30, 2018	$(317.8)	$(89.2)	$(407.0)

9.	INCOME TAXES
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
The gross unrecognized income tax benefits were $25.3 and $19.5 at June 30, 2018 and December 31, 2017, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of June 30, 2018 and December 31, 2017, $25.3 and $19.5, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $7.2 and $7.9 as of June 30, 2018 and December 31, 2017, respectively.

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
The Internal Revenue Service concluded the examination of the Company's 2014 federal consolidated income tax return, which did not include Covance, in 2016. Covance's 2013 federal consolidated income tax return is currently under examination by the Internal Revenue Service. The Canada Revenue Agency is currently examining the Company's Canadian subsidiaries' 2013, 2014, and 2015 tax returns. The Company has various state and foreign income tax examinations ongoing throughout the year. The Company believes adequate provisions have been recorded related to all open tax years.
On December 22, 2017 the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides companies with additional guidance on how to account for the TCJA in its financial statements, allowing companies to use a measurement period. At June 30, 2018, the Company had not completed the accounting for the tax effects of enactment of the TCJA; however, a reasonable estimate on the re-measurement of the Company's existing deferred tax balances, the deferred tax revaluation for unremitted foreign earnings, and the one-time repatriation tax has been made. For these items, in accordance with SAB 118, a provisional net benefit of $519.0 was recognized in the fourth quarter of 2017. In the six months ended June 30, 2018, the Company continued its review and recorded net additional provisional expense of $16.0.
The TCJA includes provisions relating to global intangible low-taxed income (GILTI). Relevant to the current consolidated financial statements is the Company's selection of an accounting policy with respect to the new GILTI tax rules, and whether to account for GILTI as a periodic charge in the period it arises or to record deferred taxes associated with the basis in the Company's foreign subsidiaries. Due to the intricacy of this topic, the Company is still in the process of investigating the implications of accounting for the GILTI tax and intends to make an accounting policy decision once additional guidance is available for assessment. During the six months ended June 30, 2018, the Company recorded its estimated GILTI tax as a periodic charge.

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
As previously reported, the Company responded to an October 2007 subpoena from the U.S. Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the U.S. District Court for the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The Plaintiff's Third Amended Complaint further alleges that the Company's billing practices violated the False Claims Acts of 14 states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company's Motion to Dismiss was granted in October 2014 and Plaintiff was granted the right to replead. On January 11, 2016, Plaintiff filed a motion requesting leave to file an amended complaint under seal and to vacate the briefing schedule for the Company's motion to dismiss, while the government reviews the amended complaint. The Court granted the motion and vacated the briefing dates. Plaintiff then filed an amended complaint under seal. The Company will vigorously defend the lawsuit.
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
On May 2, 2013, the Company was served with a False Claims Act lawsuit, State of Georgia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the State Court of Fulton County, Georgia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Georgia's Medicaid program. The State of Georgia filed a Notice of Declination on August 13, 2012, before the Company was served with the Complaint. The case was removed to the U.S. District Court for the Northern District of Georgia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. On March 14, 2014, the Company's Motion to Dismiss was granted. The Plaintiffs repled their complaint, and the Company filed a Motion to Dismiss the First Amended Complaint. In May 2015, the Court dismissed the Plaintiffs' anti-kickback claim and remanded the remaining state law claims to the State Court of Fulton County. In July 2015, the Company filed a Motion to Dismiss these remaining claims. The Plaintiffs filed an opposition to the Company's Motion to Dismiss in August 2015. Also, the State of Georgia filed a brief as amicus curiae. The Company will vigorously defend the lawsuit.
On August 24, 2012, the Company was served with a putative class action lawsuit, Sandusky Wellness Center, LLC, et al. v. MEDTOX Scientific, Inc., et al., filed in the U.S. District Court for the District of Minnesota. The lawsuit alleges that on or about February 21, 2012, the defendants violated the U.S. Telephone Consumer Protection Act (TCPA) by sending unsolicited facsimiles to Plaintiff and more than 39 other recipients without the recipients' prior express invitation or permission. The lawsuit seeks the greater of actual damages or the sum of $0.0005 for each violation, subject to trebling under the TCPA, and injunctive relief. In September of 2014, Plaintiff’s Motion for Class Certification was denied. In January of 2015, the Company’s Motion for Summary Judgment on the remaining individual claim was granted. Plaintiff filed a notice of appeal. On May 3, 2016, the U.S. Court of Appeals for the Eighth Circuit issued its decision and order reversing the District Court’s denial of class certification. The Eighth Circuit remanded the matter for further proceedings. On December 7, 2016, the District Court granted the Plaintiff’s renewed Motion for Class Certification. The parties have reached a settlement in principle, which will require Court approval.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

In December 2014, the Company received a Civil Investigative Demand issued pursuant to the U.S. False Claims Act from the U.S. Attorney’s Office for South Carolina, which requested information regarding remuneration and services provided by the Company to physicians who also received draw and processing/handling fees from competitor laboratories Health Diagnostic Laboratory, Inc. (HDL) and Singulex, Inc. (Singulex). The Company cooperated with the request. On April 4, 2018, the U.S. District Court for the District of South Carolina, Beaufort Division, unsealed a False Claims Act lawsuit, United States of America ex rel. Scarlett Lutz, et al. v. Laboratory Corporation of America Holdings, which alleges that the Company's financial relationships with referring physicians violate federal and state anti-kickback statutes. The Plaintiffs’ Fourth Amended Complaint further alleges that the Company conspired with HDL and Singulex in violation of the Federal False Claims Act and the California and Illinois insurance fraud prevention acts by facilitating HDL’s and Singulex’s offers of illegal inducements to physicians and the referral of patients to HDL and Singulex for laboratory testing. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company will vigorously defend the lawsuit.
Prior to the Company’s acquisition of Sequenom, Inc. (Sequenom) between August 15, 2016, and August 24, 2016, six putative class-action lawsuits were filed on behalf of purported Sequenom stockholders (captioned Malkoff v. Sequenom, Inc., et al., No. 16-cv-02054- JAH-BLM, Gupta v. Sequenom, Inc., et al., No. 16-cv-02084-JAH-KSC, Fruchter v. Sequenom, Inc., et al., No. 16-cv-02101- WQH-KSC, Asiatrade Development Ltd. v. Sequenom, Inc., et al., No. 16-cv-02113-AJB-JMA, Nunes v. Sequenom, Inc., et al., No. 16-cv-02128-AJB-MDD, and Cusumano v. Sequenom, Inc., et al., No. 16-cv-02134-LAB-JMA) in the U.S. District Court for the Southern District of California challenging the acquisition transaction. The complaints asserted claims against Sequenom and members of its Board of Directors (the Individual Defendants). The Nunes action also named the Company and Savoy Acquisition Corp. (Savoy), a wholly owned subsidiary of the Company, as defendants. The complaints alleged that the defendants violated Sections 14(e), 14(d)(4) and 20 of the Securities Exchange Act of 1934 by failing to disclose certain allegedly material information. In addition, the complaints in the Malkoff action, Asiatrade action, and the Cusumano action alleged that the Individual Defendants breached their fiduciary duties to Sequenom shareholders. The actions sought, among other things, injunctive relief enjoining the merger. On August 30, 2016, the parties entered into a Memorandum of Understanding (MOU) in each of the above-referenced actions. On September 6, 2016, the Court entered an order consolidating for all pre-trial purposes the six individual actions described above under the caption In re Sequenom, Inc. Shareholder Litig., Lead Case No. 16-cv-02054-JAH-BLM, and designating the complaint from the Malkoff action as the operative complaint for the consolidated action. On November 11, 2016, two competing motions were filed by two separate stockholders (James Reilly and Shikha Gupta) seeking appointment as lead plaintiff under the terms of the Private Securities Litigation Reform Act of 1995. On June 7, 2017, the Court entered an order declaring Mr. Reilly as the lead plaintiff and approving Mr. Reilly’s selection of lead counsel. The parties agree that the MOU has been terminated. The Plaintiffs filed a Consolidated Amended Class Action Complaint on July 24, 2017, and the Defendants filed a Motion to Dismiss, which remains pending. The Company will vigorously defend the lawsuit.
On August 3, 2016, the Company was served with a putative class action lawsuit, Daniel L. Bloomquist v. Covance Inc., et al., filed in the Superior Court of California, County of San Diego. The complaint alleges that Covance Inc. violated the California Labor Code and California Business & Professions Code by failing to provide overtime wages, failing to provide meal and rest periods, failing to pay for all hours worked, failing to pay for all wages owed upon termination, and failing to provide accurate itemized wage statements to Clinical Research Associates and Senior Clinical Research Associates employed by Covance in California. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. On October 13, 2016, the case was removed to the U.S. District Court for the Southern District of California. On May 3, 2017, the U.S. District Court for the Southern District of California remanded the case back to the Superior Court. The Company will vigorously defend the lawsuit.
On February 7, 2017, Sequenom received a subpoena from the SEC relating to an SEC investigation into the trading activity of Sequenom shares in connection with the Company’s July 2016 announcement regarding the Sequenom merger. On March 7, 2017, the Company received a similar subpoena. The Company is cooperating with these requests.
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company’s patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs’ Complaint and Strike Class Allegations; this motion was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint contains similar allegations and seeks similar relief to the Bouffard complaint, and adds additional counts regarding state consumer protection laws. On May 11, 2018, the Plaintiffs filed a motion for leave to file an amended

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

complaint, which would consolidate the Bouffard and Anderson actions if granted. The Company will vigorously defend the lawsuits.
On August 1, 2017, the Company was served with a putative class action lawsuit, Maria T. Gonzalez, et al. v. Examination Management Services, Inc. and Laboratory Corporation of America Holdings, filed against the Company in the U.S. District Court for the Southern District of California. The complaint alleges that the Company misclassified phlebotomists as independent contractors through an arrangement with the co-Defendant temporary staffing agency. The complaint further alleges that the Company violated the California Labor Code and California Business and Professions Code by failing to pay minimum wage, failing to pay for all hours worked, failing to pay for all wages owed upon termination, and failing to provide accurate itemized wage statements. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On September 7, 2017, the Company was served with a putative class action lawsuit, John Sealock, et al. v. Covance Market Access Services, Inc., filed in the U.S. District Court for the Southern District of New York. The complaint alleges that Covance Market Access Services, Inc. violated the Fair Labor Standards Act and New York labor laws by failing to provide overtime wages, failing to pay for all hours worked, and failing to provide accurate wage statements. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney’s fees and costs. In November 2017, the Company filed a Motion to Strike Class Allegations, which was denied. In December 2017, the Plaintiff filed a Motion for Conditional Certification of a Collective Action, which was granted in May 2018. The Company will vigorously defend the lawsuit.
On November 6, 2017, Covance was served with two False Claims Act lawsuits, Health Choice Alliance, LLC on behalf of the United States of America, et al. v. Eli Lilly and Company, Inc. et al., and Health Choice Advocates, LLC, on behalf of the United States of America v. Gilead Sciences, Inc., et al., both filed in the U.S. District Court for the Eastern District of Texas. The complaints allege that under the Federal False Claims Act and various state analogues Covance and the co-defendants unlawfully provided in-kind remuneration to medical providers in the form of reimbursement support services in order to induce providers to prescribe certain drugs. Neither the U.S. government nor any state government intervened in the lawsuits. The lawsuits seek actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs. The Company’s Motion to Dismiss was filed in both cases in February 2018. The Company will vigorously defend the lawsuits.
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
On April 2, 2018, the Company was served with a putative class action lawsuit, Craig Cunningham, et al. v. Laboratory Corporation of America Holdings d/b/a LabCorp, filed in the U.S. District Court for the Middle District of North Carolina. The lawsuit alleges that the Company violated the TCPA by contacting Plaintiff at least twice on his cell phone without his prior consent using a prerecorded or artificial voice. The lawsuit seeks actual damages for each violation, subject to trebling under the TCPA, and injunctive relief. The Company will vigorously defend the lawsuit.
On July 16, 2018, the Company reported that it had detected suspicious activity on its information technology network and was taking steps to respond to and contain the activity. The activity was subsequently determined to be a new variant of ransomware affecting certain LCD information technology systems. In response, the Company took certain systems offline which temporarily affected test processing and customer access to test results, and also affected certain other information technology systems involved in conducting Company-wide operations. To date, the Company has not been the subject of any legal proceedings involving this incident, but it is possible that the Company could be the subject of claims from persons alleging they suffered damages from the incident, or actions by governmental authorities. The Company is cooperating with law enforcement and regulatory authorities with respect to the incident.
Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per-occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of June 30, 2018, the Company had provided letters of credit aggregating approximately $72.2, primarily in connection with certain insurance programs. The Company’s availability under its revolving credit facility is reduced by the amount of these letters of credit.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

11.	PENSION AND POST-RETIREMENT PLANS
The Company’s defined contribution retirement plan (401K Plan) covers substantially all legacy LabCorp employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $15.8 and $14.1 for the three months ended June 30, 2018 and 2017, respectively, and was $31.8 and $28.7 during the six months ended June 30, 2018 and 2017, respectively. As a result of the Covance acquisition, the Company also incurred expense of $16.5 and $13.6 for the Covance 401K plan during the three months ended June 30, 2018 and 2017, respectively, and $35.3 and $28.6 during the six months ended June 30, 2018 and 2017, respectively. All of the Covance U.S. employees, excluding legacy Chiltern employees, are eligible to participate in the Covance 401K plan, which features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions. Chiltern employees are eligible to participate in the Chiltern 401K plan, which features a maximum 3.0% Company match, based upon a percentage of the employee's contributions.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost for administrative expenses	$1.2	$1.4	$2.6	$2.8
Interest cost on benefit obligation	3.2	3.5	6.5	7.2
Expected return on plan assets	(4.1)	(4.1)	(8.2)	(8.2)
Net amortization and deferral	3.1	2.7	5.9	5.5
Defined benefit plan costs	$3.4	$3.5	$6.8	$7.3
During the three and six months ended June 30, 2018, the Company contributed $1.8 and $1.8, respectively, to the Company Plan.
As a result of the Covance acquisition, the Company also has a frozen non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company who were formerly employees of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of the net periodic pension cost for the three and six months ended June 30, 2018 and June 30, 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$—	$0.1	$—	$0.1
Settlement gain	—	(0.1)	—	(0.2)
Net periodic pension cost	$—	$—	$—	$(0.1)
The Company has assumed the obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of employees/retirees of the subsidiary. The Company funds the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by eligible participants to purchase health care insurance through insurance exchanges. Effective January 1, 2017, Health Reimbursement Arrangement contributions for Medicare eligible participants ceased. The effect on operations of the post-retirement medical plan is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost on benefit obligation	$—	$0.1	0.1	0.2
Net amortization and deferral	(0.3)	(1.7)	(0.6)	(3.4)
Post-retirement medical plan benefits	$(0.3)	$(1.6)	$(0.5)	$(3.2)
Also as a result of the Covance acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible retirees at certain U.S. subsidiaries who retire after satisfying service and age requirements. Effective January

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1, 2017, this plan ceased directly providing medical, prescription drug and dental coverage options previously available to eligible participants. Instead, the Company will fund the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by non-Medicare eligible participants to purchase health care insurance through insurance exchanges. The net periodic post-retirement benefit cost for the three months ended June 30, 2018 and 2017 was $(0.1) and $0.5, respectively, and was $(0.2) and $1.0 for the six months ended June 30, 2018 and 2017, respectively.
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

	U.K. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost for administrative expenses	$0.9	$0.9	$1.8	$1.8
Interest cost on benefit obligation	1.9	1.9	3.8	3.7
Expected return on plan assets	(3.2)	(2.9)	(6.5)	(5.6)
Net (gain) from prior periods	—	0.2	—	0.4
Defined benefit plan costs	$(0.4)	$0.1	$(0.9)	$0.3

Assumptions used to determine defined benefit plan cost
Discount rate	2.5%	2.7%	2.5%	2.7%
Expected return on assets	4.5%	4.7%	4.5%	4.7%
Salary increases	3.6%	3.8%	3.6%	3.8%

	German Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost for administrative expenses	$0.3	$0.3	$0.6	$0.5
Interest cost on benefit obligation	0.2	0.1	0.3	0.3
Defined benefit plan costs	$0.5	$0.4	$0.9	$0.8

Assumptions used to determine defined benefit plan cost
Discount rate	1.7%	1.7%	1.7%	1.7%
Expected return on assets	N/A	N/A	N/A	N/A
Salary increases	2.0%	2.0%	2.0%	2.0%

12.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2018 and December 31, 2017 is as follows:

			Fair Value Measurements as of
		Fair Value as of	June 30, 2018
	Balance Sheet		Using Fair Value Hierarchy
	Classification	June 30, 2018	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.7	$—	$15.7	$—
Interest rate swap	Other liabilities	(5.6)	—	(5.6)	—
Cross currency swap asset	Other assets, net	24.3	—	24.3	—
Cash surrender value of life insurance policies	Other assets, net	67.0	—	67.0	—
Deferred compensation liability	Other liabilities	68.0	—	68.0	—
Contingent consideration	Other liabilities	16.5	—	—	16.5

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

			Fair Value Measurements as of
		Fair Value as of	December 31, 2017
	Balance Sheet		Using Fair Value Hierarchy
	Classification	December 31, 2017	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.7	$—	$16.7	$—
Interest rate swap	Other assets, net	4.1	—	4.1	—
Cash surrender value of life insurance policies	Other assets, net	64.0	—	64.0	—
Deferred compensation liability	Other liabilities	64.5	—	64.5	—
Contingent consideration	Other liabilities	16.5	—	—	16.5
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $18.8 and $18.8 as of June 30, 2018 and December 31, 2017, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $5,908.4 and $6,078.9 as of June 30, 2018 and December 31, 2017, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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
Interest Rate Swap
The Company is party to two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets or other long-term liabilities, as applicable, and added to or subtracted from the value of the senior notes, with an aggregate fair value of $(5.6) and $4.1 at June 30, 2018 and December 31, 2017, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Cross Currency Swap
During the first quarter of 2018, the Company entered into six USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps maturing in 2022 and 2025 are included in other long-term assets with an aggregate fair value of $14.2 and $10.0, respectively, as of June 30, 2018. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps is $24.3 and $24.2 for the three and six months ended June 30, 2018, respectively, and was recognized as currency translation within the Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Consolidated Statement of Comprehensive Earnings to the Consolidated Statement of Operations during the three or six months ended June 30, 2018.
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

The Company believes these embedded derivatives had no fair value at June 30, 2018 and December 31, 2017. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017, respectively.
Other Derivative Instruments
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of June 30, 2018 and December 31, 2017.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2018	2017
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$188.2	$102.2
Income taxes, net of refunds	148.6	127.9
Disclosure of non-cash financing and investing activities:
Surrender of restricted stock awards and performance awards	$45.1	$46.2
Conversion of zero-coupon convertible debt	—	12.8
Assets acquired under capital leases	—	0.9
Increase in accrued property, plant and equipment	4.8	2.8

15.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2018 and 2017. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes its business unit operations for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
LCD	$1,814.0	$1,721.1	$3,584.2	$3,360.8
CDD	1,054.2	807.5	2,132.6	1,581.7
Intercompany eliminations	(1.9)	(0.4)	(2.2)	(0.6)
Revenues	2,866.3	2,528.2	5,714.6	4,941.9

Operating earnings:
LCD	336.3	334.5	639.8	644.0
CDD	68.8	29.6	107.3	71.1
Unallocated corporate expenses	(35.9)	(34.3)	(72.5)	(67.2)
Total operating income	369.2	329.8	674.6	647.9
Other income (expense), net	(56.5)	(50.6)	(120.4)	(103.5)
Earnings before income taxes	312.7	279.2	554.2	544.4
Provision for income taxes	78.6	94.1	147.6	176.0
Net earnings	234.1	185.1	406.6	368.4
Less (earnings) loss attributable to noncontrolling interests	(0.3)	(0.3)	0.4	(0.6)
Net income attributable to Laboratory Corporation of America Holdings	$233.8	$184.8	$407.0	$367.8

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

3.
significant fines, penalties, costs, unanticipated compliance expenditures and/or damage to the Company’s reputation arising from the failure to comply with applicable privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, the European Union's General Data Protection Regulation and similar laws and regulations in jurisdictions in which the Company conducts business;

4.
loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of applicable licensing laws or regulations regarding the operation of clinical laboratories and the delivery of clinical laboratory test results, including, but not limited to, the U.S. Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 and similar laws and regulations in jurisdictions in which the Company conducts business;

5.
penalties or loss of license arising from the failure to comply with applicable occupational and workplace safety laws and regulations, including the U.S. Occupational Safety and Health Administration requirements and the U.S. Needlestick Safety and Prevention Act and similar laws and regulations in jurisdictions in which the Company conducts business;

6.
fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice regulations and similar requirements of various regulatory agencies in jurisdictions in which the Company conducts business;

7.
sanctions or other remedies, including fines, unanticipated compliance expenditures, enforcement actions, injunctions or criminal prosecution arising from failure to comply with the Animal Welfare Act or similar applicable laws and regulations in jurisdictions in which the Company conducts business;

8.	changes in testing guidelines or recommendations by government agencies, medical specialty societies and other authoritative bodies affecting the utilization of laboratory tests;

9.
changes in applicable government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the U.K., the State Drug Administration in China (formerly the China Food and Drug Administration), the Pharmaceutical and Medical Devices Agency in Japan, the European Medicines Agency and similar regulations and policies of agencies in jurisdictions in which the Company conducts business;

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

18.	failure to effectively develop and deploy new systems, system modifications or enhancements required in response to evolving market and business needs;

19.	customers choosing to insource services that are or could be purchased from the Company;

20.	failure to identify, successfully close and effectively integrate and/or manage acquisitions of new businesses;

21.	inability to achieve the expected benefits and synergies of newly-acquired businesses, and impact on the Company's cash position, levels of indebtedness and stock price;

22.	termination, loss, delay, reduction in scope or increased costs of contracts, including large contracts and multiple contracts;

23.	liability arising from errors or omissions in the performance of contract research services or other contractual arrangements;

24.	changes or disruption in services or supplies provided by third parties, including transportation;

25.	damage or disruption to the Company's facilities;

26.
damage to the Company's reputation, loss of business, or other harm from acts of animal rights extremists or potential harm and/or liability arising from animal research activities or the provision of animal research products;

27.	adverse results in litigation matters;

28.	inability to attract and retain experienced and qualified personnel;

29.
failure to develop or acquire licenses for new or improved technologies, such as point-of-care testing, mobile health technologies, and digital pathology, or potential use of new technologies by customers and/or consumers to perform their own tests;

30.	substantial costs arising from the inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests;

31.	failure to obtain, maintain and enforce intellectual property rights for protection of the Company's products and services;

32.
scope, validity and enforceability of patents and other proprietary rights held by third parties that may impact the Company's ability to develop, perform, or market the Company's products or services or operate its business;

33.
business interruption or other impact on the business due to adverse weather, fires and/or other natural disasters, acts of war, terrorism or other criminal acts, and/or widespread outbreak of influenza or other pandemic illness;

34	discontinuation or recalls of existing testing products;

INDEX

35.
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

36.
business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, general labor unrest or failure to comply with labor or employment laws;

37.
failure to maintain the Company's days sales outstanding levels, cash collections (in light of increasing levels of patient responsibility), profitability and/or reimbursement arising from unfavorable changes in third-party payer policies, payment delays introduced by third party benefit management organizations and increasing levels of patient payment responsibility;

38.
impact on the Company's revenue, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by Standard &Poor's and/or Moody's;

49.	failure to maintain the expected capital structure for the Company, including failure to maintain the Company's investment grade rating;

40.	changes in reimbursement by foreign governments and foreign currency fluctuations;

41.
inability to obtain certain billing information from physicians, resulting in increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues;

42.
expenses and risks associated with international operations, including, but not limited to, compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, other applicable anti-corruption laws and regulations, trade sanction laws and regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions;

43.	failure to achieve expected efficiencies and savings in connection with the Company's business process improvement initiatives;

44.	changes in tax laws and regulations or changes in their interpretation, including the Tax Cuts and Jobs Act (TCJA); and

45.	global economic conditions and government and regulatory changes, including, but not limited to the United Kingdom's announced intention to exit from the European Union.
GENERAL (dollars in millions, except per share data)
During the six months ended June 30, 2018, the Company experienced strong revenue growth, driven by acquisitions, organic growth and the benefit from foreign currency translation. The company defines organic growth as the increase in revenue excluding revenue from acquisitions for the first twelve months after the close of each acquisition. The Company expects overall revenue growth in 2018 of 10.5% to 11.5% over 2017, driven by a combination of acquisitions, strong organic growth and favorable currency translation, offset by the previously-announced divestiture of the Food Solutions business (which has a significantly higher average revenue per requisition than the overall average for the LCD segment).
Effective January 1, 2018, the Company adopted the FASB-issued converged standard on revenue recognition (ASC 606), using the full retrospective method. All financial results and comparisons to financial results in 2017 have been restated. This accounting change increases revenue, lowers earnings, and has no impact on cash flow. Upon adoption, bad debt expense within the LCD segment is being classified as a reduction in revenue rather than as a selling, general and administrative expense. Within the CDD segment, the standard impacts the accounting for changes in the scope of work, investigator fees, measures of progress and sales commissions.
On May 24, 2018, the Company and UnitedHealthcare announced the renewal of their long-term strategic partnership. The Company will continue to serve as UnitedHealthcare’s exclusive national laboratory provider until January 1, 2019. Thereafter, the Company will continue participating as a national provider of laboratory services to all 48 million UnitedHealthcare plan participants as the two organizations focus on ways to create more personalized care recommendations and a simpler consumer experience. On May 25, 2018, the Company and Aetna announced the extension and expansion of their existing agreement, making the Company a preferred national laboratory for substantially all of Aetna’s members beginning January 1, 2019. The expanded agreement will provide more than 20 million eligible members with in-network access to the Company’s full range of laboratory services. The Company was already an in-network laboratory for several million members of Aetna and Aetna-affiliated health plans in certain markets across the U.S.

INDEX

On July 16, 2018, the Company reported that it had detected suspicious activity on its information technology network, which was subsequently determined to be a new variant of ransomware impacting certain LCD information technology systems. CDD systems were not directly affected by the ransomware. As part of its response, the Company promptly took certain systems offline to contain and remove the ransomware from its systems. The incident temporarily affected test processing and customer access to test results, and also affected certain other information technology systems involved in conducting Company-wide operations. Operations have now returned to normal. As part of its in-depth and ongoing investigation into this incident, the Company has engaged outside security experts and is working with authorities, including law enforcement. The investigation has found no evidence of theft or misuse of patient or client data. The Company will incur expenditures related to addressing this attack, including any related remediation efforts, and financial results may be negatively impacted by the costs associated with the incident and the temporary disruption to normal operations.
The Company has insurance coverage for costs resulting from cyber-attacks, but disputes over  the extent of insurance coverage for claims are not uncommon. Furthermore, while the Company has not been the subject of any legal proceedings involving this incident, it is possible that the Company could be the subject of claims from persons alleging they suffered damages from the incident, or actions by governmental authorities.
In its continuing assessment of the impact of the passage of the TCJA in the fourth quarter of 2017, the Company recorded a net increase in its provision for income taxes during the first six months of 2018 (and a decrease of its net earnings), primarily relating to the repatriation tax and state tax. Given the significant changes resulting from the TCJA, the estimated financial impact in the quarter is provisional and subject to further clarification, which could result in changes to these estimates during the remainder of 2018. The Company expects its consolidated effective tax rate to be approximately 25.0% in 2018, which will benefit earnings per share and cash flow compared to the effective tax rate in 2017.
RESULTS OF OPERATIONS (dollars in millions)

Three months ended June 30, 2018 compared with three months ended June 30, 2017
Revenues

	Three Months Ended June 30,
	2018	2017	Change
LCD	$1,814.0	$1,721.1	5.4%
CDD	1,054.2	807.5	30.5%
Intercompany eliminations	(1.9)	(0.4)	375.0%
Total	$2,866.3	$2,528.2	13.4%
The increase in revenues for the three months ended June 30, 2018, as compared with the corresponding period in 2017 was, due to growth from acquisitions of 10.5%, organic growth of 2.1%, and the benefit from foreign currency translation of approximately 0.8%.
LCD revenues for the second quarter were $1,814.0, an increase of 5.4% over revenues of $1,721.1 in the second quarter of 2017. The increase in revenues was primarily driven by acquisitions, organic volume (measured by requisitions), and the benefit from foreign currency translation of 0.3%, partially offset by the impact of the implementation of PAMA. The increase in revenues was driven by growth in volume, measured by requisitions, of 5.8%, of which organic volume growth was 2.8% and acquisition volume was 3.0%. Price and mix, which included the impact of lower reimbursement from the implementation of PAMA, reduced revenues growth by 0.7%.
CDD revenues for the second quarter were $1,054.2, an increase of 30.5% over revenues of $807.5 in the second quarter of 2017. The increase was primarily due to acquisitions, as well as organic growth and the benefit from foreign currency translation of 1.8%.
Cost of Revenues

	Three Months Ended June 30,
	2018	2017	Change
Cost of revenues	$2,031.2	$1,750.2	16.1%
Cost of revenues as a % of revenues	70.9%	69.2%
Cost of revenues increased 16.1% during the three months ended June 30, 2018 as compared with the corresponding period in 2017. Cost of revenues as a percentage of revenues during the three months ended June 30, 2018 increased to 70.9% as compared to 69.2% in the corresponding period in 2017. The increase is due to the acquisition of Chiltern International Group (Chiltern) during the third quarter of 2017. The cost of revenues was also impacted by a decrease of 0.1% due to currency fluctuations.

INDEX

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2018	2017	Change
Selling, general and administrative expenses	$395.2	$357.7	10.5%
Selling, general and administrative expenses as a % of revenues	13.8%	14.1%
Selling, general and administrative expenses as a percentage of revenues decreased to 13.8% during the three months ended June 30, 2018 as compared to 14.1% during the corresponding period in 2017.
During the three months ended June 30, 2018, the Company incurred integration and other related costs of $19.7 primarily relating to the Chiltern acquisition and the planned sale of the Covance Food Solutions business. In addition, the Company incurred $1.4 in consulting expenses relating to fees incurred as part of its integration and management transition costs and $2.6 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative.
During the three months ended June 30, 2017, the Company incurred legal and other costs of $5.7 relating to acquisition activity. The Company also recorded $2.3 in consulting expenses relating to fees incurred as part of its integration and compensation analysis. In addition, the Company incurred $2.8 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative (all recorded in selling, general and administrative expenses).
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.0% and 13.7% during the three months ended June 30, 2018 and 2017, respectively.
The decrease in selling, general and administrative expenses as a percentage of revenues, excluding these charges, is primarily due to the impact of LaunchPad. The decrease in selling, general and administrative expenses was offset by a net increase of 0.4% due to currency fluctuations.
Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2018	2017	Change
LCD	$26.2	$29.8	(12.1)%
CDD	32.3	21.6	49.5%
Total amortization of intangibles and other assets	$58.5	$51.4	13.8%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after March 31, 2017.
Restructuring and Other Special Charges

	Three Months Ended June 30,
	2018	2017	Change
Restructuring and other special charges	$12.2	$39.1	(68.8)%
During the three months ended June 30, 2018, the Company recorded net restructuring and other special charges of $12.2: $5.5 within LCD and $6.7 within CDD. The charges were comprised of $11.8 related to severance and other personnel costs along with $1.3 in costs associated with facility closures and general integration initiatives. The charges were offset by the reversal of previously established reserves of $0.7 and $0.2 in unused facility reserves and unused severance reserves, respectively.
During the three months ended June 30, 2017, the Company recorded net restructuring and other special charges of $39.1: $7.4 within LCD and $31.7 within CDD. The charges were comprised of $19.9 related to severance and other personnel costs along with $4.2 in costs associated with facility closures. The Company reversed $0.1 in unused facility-related reserves. Also, included in the net restructuring and other special charges is an impairment loss of $15.1 related to the termination of a software development project.
Interest Expense

	Three Months Ended June 30,
	2018	2017	Change
Interest expense	$(63.1)	(55.0)	14.7%
The increase in interest expense for the three months ended June 30, 2018 as compared with the corresponding period in 2017 is primarily due to the issuance of senior notes, and the addition of the new term loan, partially offset by the repayment of the 2.20% senior notes in August 2017.

INDEX

Equity Method Income

	Three Months Ended June 30,
	2018	2017	Change
Equity method income	$3.0	$4.5	(33.3)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income for the three months ended June 30, 2018, as compared with the corresponding period in 2017, was primarily due to the consolidation of a joint venture during the second quarter of 2018 related to the acquisition of PAML which was previously recorded as an equity method investment.
Other, net

	Three Months Ended June 30,
	2018	2017	Change
Other, net	$2.8	$(0.5)	(660.0)%

The change in other, net for the three months ended June 30, 2018, is primarily due to larger net investment gains during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The company reported ($0.9) of foreign currency transaction gains for the three months ended June 30, 2018 and $0.7 for the corresponding period in 2017.
Income Tax Expense

	Three Months Ended June 30,
	2018	2017	Change
Income tax expense	$78.6	$94.1	(16.5)%
Income tax expense as a % of earnings before income taxes	25.1%	33.7%
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
As a result of the TCJA, the Company was effectively taxed on all of its previously unremitted foreign earnings. The TCJA also enacts a territorial tax system that allows, for the most part, tax-free repatriation of foreign earnings. The Company has previously considered the earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. In light of the new U.S. territorial tax system, the Company is reviewing its prior position on reinvestment of certain foreign subsidiaries, and during the second quarter of 2018 provided $0.5 of tax expense primarily related to foreign withholding taxes. The Company continues to maintain an indefinite reinvestment assertion for the earnings in the majority of its foreign jurisdictions.
Operating Income by Segment

	Three Months Ended June 30,
	2018	2017	Change
LCD operating income	$336.3	$334.5	0.5%
LCD operating margin	18.5%	19.4%	(0.9)%
CDD operating income	68.8	29.6	132.4%
CDD operating margin	6.5%	3.7%	2.8%
General corporate expenses	(35.9)	(34.3)	4.7%
Total operating income	$369.2	$329.8	11.9%
LCD operating income was $336.3 for the three months ended June 30, 2018, an increase of 0.5% over operating earnings of $334.5 in the corresponding period of 2017, and LCD operating margin decreased 90 basis points year-over-year. The decline in operating margin was primarily due to the implementation of PAMA.
CDD operating income was $68.8 for the three months ended June 30, 2018, an increase of 132.4% over operating earnings of $29.6 in the corresponding period of 2017, and CDD operating margin increased 280 basis points year-over-year. The improved operating margin was primarily due to acquisitions and organic growth combined with lower restructuring and other special charges due to the expansion of LaunchPad.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $35.9 for the three months ended

INDEX

June 30, 2018, an increase of 4.7% over corporate expenses of $34.3 in the corresponding period of 2017. The increase in corporate expenses in 2018 is primarily due to an increase in professional services.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Revenues

	Six Months Ended June 30,
	2018	2017	Change
LCD	$3,584.2	$3,360.8	6.6%
CDD	2,132.6	1,581.7	34.8%
Intercompany eliminations	(2.2)	(0.6)	266.7%
Total	$5,714.6	$4,941.9	15.6%
The increase in revenues for the six months ended June 30, 2018, as compared with the corresponding period in 2017, was due to growth from acquisitions of 11.9%, organic growth of 2.6%, and the benefit from foreign currency translation of approximately 1.1%.
LCD revenues for the six months ended June 30, 2018, were $3,584.2, an increase of 6.6% over revenues of $3,360.8 in the corresponding period of 2017. The increase in revenues was primarily driven by acquisitions, organic volume (measured by requisitions), and the benefit from foreign currency translation, partially offset by the impact of the implementation of PAMA. The increase in revenues was driven by growth in volume, measured by requisitions, of 6.4%, of which organic volume growth was 2.9% and acquisition volume was 3.5%. Price and mix, which included the impact of lower reimbursement from the implementation of PAMA, reduced revenue growth by 0.1%. The increase in revenues was favorably impacted by 0.3% of foreign currency translation.
CDD revenues for the six months ended June 30, 2018 were $2,132.6, an increase of 30.5% over revenues of $1,581.7 in the first six months of 2017. The increase was primarily due to acquisitions, as well as organic growth and the benefit from foreign currency translation of 2.9%.
Cost of Revenues

	Six Months Ended June 30,
	2018	2017	Change
Cost of revenues	$4,100.5	$3,451.4	18.8%
Cost of revenues as a % of revenues	71.8%	69.8%
Cost of revenues increased 18.8% during the six months ended June 30, 2018, as compared with the corresponding period in 2017. Cost of revenues as a percentage of revenues during the six months ended June 30, 2018 increased to 71.8% as compared to 69.8% in the corresponding period in 2017. During the six months ended June 30, 2018, the Company paid a special one-time bonus of $31.0 ($24.8 of which was recorded in cost of revenues) to its non-bonus eligible employees in recognition of the benefits the Company is receiving from the passage of the TCJA. The remaining increase is due to the acquisition of Chiltern during the third quarter of 2017. The cost of revenues was also impacted by an increase of 0.1% due to currency fluctuations.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2018	2017	Change
Selling, general and administrative expenses	$792.2	$700.6	13.1%
Selling, general and administrative expenses as a % of revenues	13.9%	14.2%
Selling, general and administrative expenses as a percentage of revenues decreased to 13.9% during the six months ended June 30, 2018 as compared to 14.2% during the corresponding period in 2017.
During the six months ended June 30, 2018, the Company incurred integration and other costs of $37.6 primarily relating to the Chiltern acquisition and planned sale of the Company's Covance Food Solutions business. The Company also recorded $4.5 in consulting expenses relating to the Chiltern integration and management integration costs along with a special one-time bonus of $31.0 ($24.8 of which was recorded in cost of revenues) to its non-bonus eligible employees in recognition of the benefits the Company is receiving from the passage of the TCJA. In addition, the Company incurred $4.2 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $52.5 and cost of sales by $23.7.
The Company incurred legal and other costs of $6.6 relating to the recently completed acquisitions. The Company also recorded $4.9 in consulting expenses relating to fees incurred as part of its integration and compensation analysis, along with $0.9 in short-

INDEX

term equity retention arrangements relating to the Covance Inc. acquisition. In addition, the Company incurred $5.5 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling, general and administrative expenses).
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.0% and 13.8% during the six months ended June 30, 2018 and 2017, respectively.
The decrease in selling, general and administrative expenses as a percentage of revenues, excluding these charges, is primarily due to the impact of LaunchPad. The decrease in selling, general and administrative expenses was also impacted by a net increase of 0.3% due to currency fluctuations.
Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2018	2017	Change
LCD	$56.4	$56.0	0.7%
CDD	64.4	43.0	49.8%
Total amortization of intangibles and other assets	$120.8	$99.0	22.0%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after June 30, 2017.
Restructuring and Other Special Charges

	Six Months Ended June 30,
	2018	2017	Change
Restructuring and other special charges	$26.5	$43.0	(38.4)%
During the six months ended June 30, 2018, the Company recorded net restructuring and other special charges of $26.5: $9.1 within LCD and $17.4 within CDD. The charges were comprised of $23.1 related to severance and other personnel costs, $2.5 in costs associated with facility closures and general integration initiatives, and $2.3 in impairment to land held for sale. The charges were offset by the reversal of previously established reserves of $0.9 and $0.5 in unused facility reserves and unused severance reserves, respectively.
During the six months ended June 30, 2017, the Company recorded net restructuring and other special charges of $43.0: $8.9 within LCD and $34.1 within CDD. The charges were comprised of $22.5 related to severance and other personnel costs along with $5.9 in costs associated with facility closures. The Company reversed previously established reserves of $0.4 in unused severance reserves and $0.1 in unused facility reserves. Also, included in the net restructuring and other special charges is an impairment loss of $15.1 related to the termination of a software development project.
Interest Expense

	Six Months Ended June 30,
	2018	2017	Change
Interest expense	$(126.6)	(107.4)	17.9%
The increase in interest expense for the six months ended June 30, 2018 as compared with the corresponding period in 2017 is primarily due to the issuance of senior notes and the addition of the new term loan, partially offset by the repayment of the 2.20% senior notes in August 2017.
Equity Method Income

	Six Months Ended June 30,
	2018	2017	Change
Equity method income	$5.5	$6.8	(19.1)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income for the six months ended June 30, 2018 as compared with the corresponding period in 2017 was primarily due to the consolidation of a joint venture during the second quarter of 2018 related to the acquisition of PAML which was previously recorded as an equity method investment.

INDEX

Other, net

	Six Months Ended June 30,
	2018	2017	Change
Other, net	$(0.7)	$(3.6)	(80.6)%

The change in other, net for the six months ended June 30, 2018, is primarily due to larger net investment gains during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 offset by a larger loss on sale of assets during the six months ended June 30, 2017 as compared to 2018. Foreign currency transaction losses were $1.0 and $3.1, respectively for the 2018 and 2017 periods presented.
Income Tax Expense

	Six Months Ended June 30,
	2018	2017	Change
Income tax expense	$147.6	$176.0	(16.1)%
Income tax expense as a % of earnings before income taxes	26.6%	32.3%
The Company's 2018 tax rate was favorably impacted by the U.S. federal corporate income tax rate decreasing to 21% from the prior year's 35%. This benefit was partially offset by other provisions of the TCJA, primarily GILTI and the first quarter additional provisional expense for the taxes related to the re-measurement of the Company's existing deferred tax balances, the deferred tax revaluation for unremitted foreign earnings, and the one-time repatriation tax. The Company's 2018 and 2017 tax rates were favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate.
As a result of the TCJA, the Company was effectively taxed on all of its previously unremitted foreign earnings. The TCJA also enacts a territorial tax system that allows, for the most part, tax-free repatriation of foreign earnings. The Company has previously considered the earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. In light of the new U.S. territorial tax system, the Company is reviewing its prior position on reinvestment of certain foreign subsidiaries, and during the second quarter of 2018 provided $0.5 of tax expense primarily related to foreign withholding taxes. The Company continues to maintain an indefinite reinvestment assertion for the earnings in the majority of its foreign jurisdictions.
Operating Income by Segment

	Six Months Ended June 30,
	2018	2017	Change
LCD operating income	$639.8	$644.0	0.7%
LCD operating margin	17.9%	19.2%	(1.3)%
CDD operating income	107.3	71.1	50.9%
CDD operating margin	5.0%	4.5%	1.5%
General corporate expenses	(72.5)	(67.2)	7.9%
Total operating income	$674.6	$647.9	4.1%
LCD operating income was $639.8 for the six months ended June 30, 2018, an increase of 0.7% over operating earnings of $644.0 in the corresponding period of 2017, and LCD operating margin decreased 180 basis points year-over-year. The decrease in margin was primarily due to the implementation of PAMA and the special one-time bonus to its non-bonus eligible employees, partially offset by strong revenue growth.
CDD operating income was $107.3 for the six months ended June 30, 2018, an increase of 50.9% over operating earnings of $71.1 in the corresponding period of 2017, and CDD operating margin increased 150 basis points year-over-year. The improved operating margin was primarily due to acquisitions and organic growth combined with lower restructuring and other special charges due to the expansion of LaunchPad.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $72.5 for the six months ended June 30, 2018, an increase of 7.9% over corporate expenses of $67.2 in the corresponding period of 2017. The increase in corporate expenses in 2018 is primarily due to an increase in professional services.
LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's ability to generate cash and its financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company's senior unsecured revolving credit facility is further discussed in Note 7 (Debt) to the Company's Unaudited Condensed Consolidated Financial Statements.

INDEX

During the six months ended June 30, 2018, and 2017, respectively, the Company's cash flows were as follows:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$522.0	$536.4
Net cash used for investing activities	(196.3)	(736.9)
Net cash (used for) provided by financing activities	(413.0)	54.9
Effect of exchange rate on changes in cash and cash equivalents	(7.9)	11.8
Net change in cash and cash equivalents	$(95.2)	$(133.8)
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2018, and 2017 totaled $221.4 and $299.9, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the six months ended June 30, 2018, the Company's operations provided $522.0 of cash as compared to $536.4 during the same period in 2017. The $14.4 decrease in cash provided from operations in 2018 as compared with the corresponding 2017 period is primarily due to the payment of the special $31.0 one-time bonus and working capital needs to support the growth in the business.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2018, was $196.3 as compared to $736.9 for the six months ended June 30, 2017. The $540.6 decrease in cash used in investing activities was primarily due to fewer business acquisitions during the first six months of 2018. Capital expenditures were $159.7 and $141.5 for the six months ended June 30, 2018 and 2017, respectively. The Company expects capital expenditures in 2018 to be approximately 3.5% of revenues primarily in connection with projects to support growth in the Company's core businesses, including projects related to LaunchPad. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash used for financing activities for the six months ended June 30, 2018 was $413.0 compared to net cash provided by financing activities of $54.9 for the six months ended June 30, 2017. The change in the cash used for (provided by) financing activities for six months ended June 30, 2018, as compared to 2017, was primarily the result of higher repayments of debt in 2018 offset by a decrease in common stock repurchases during 2018 as compared to 2017.
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
On December 19, 2014, the Company entered into a five-year term loan credit facility in the principal amount of $1,000.0 for the purpose of financing a portion of the cash consideration and the fees and expenses in connection with the transactions contemplated by the November 2, 2014, Merger Agreement to acquire Covance. The term loan credit facility was advanced in full on the Covance acquisition date and was amended on July 13, 2016 and further amended on September 15, 2017. The 2014 term loan balance at December 31, 2017 was $72.0. The Company paid off the 2014 term loan during the second quarter of 2018.
On September 15, 2017, the Company entered into a new $750.0 term loan. The 2017 term loan facility will mature on September 15, 2022. The 2017 term loan balance was $527.0 and $750.0 at June 30, 2018 and December 31, 2017, respectively.
On September 15, 2017, the Company also entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011, and amended and restated December 15, 2015. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases

INDEX

and certain other payments, and acquisitions and other investments. The outstanding balance on the Company's revolving credit facility was $0.0 at June 30, 2018 and December 31, 2017.
Under the Company's term loan credit facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facilities and the revolving credit facility at June 30, 2018. As of June 30, 2018, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.1 to 1.0.
As of June 30, 2018, the effective interest rate on the 2017 term loan was 3.22%.

As of June 30, 2018, the Company provided letters of credit aggregating $72.2, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually.
During the six months ended June 30, 2018, the Company purchased 0.9 shares of its common stock at a total cost of $150.0. On April 24, 2018, the board authorized an increase in the Company’s share repurchase program to a total of 1,000.0. The repurchase authorization has no expiration.
The Company had a $32.5 and $27.4 reserve for unrecognized income tax benefits, including interest and penalties, as of June 30, 2018 and December 31, 2017, respectively. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets.
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
During the six months ended June 30, 2018, the Company did not settle any notices to convert its zero-coupon subordinated notes.
On July 2, 2018, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006 between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 2, 2018 through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, September 28, 2018. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
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
Foreign Currency Exchange Rates
Approximately 15.3% of the Company's net revenues for the six months ended June 30, 2018 and approximately 10.5% of those for the six months ended June 30, 2017 were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and

INDEX

expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the first six months of 2018 and the year ended December 31, 2017, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the three and six months ended June 30, 2018 by approximately $1.2 and $2.4, respectively. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(82.6) and $215.8 at June 30, 2018 and 2017, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2018, the Company had 30 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through April 2018 with a notional value totaling approximately $376.7. At December 31, 2017, the Company had 26 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2018 with a notional value totaling approximately $360.5.
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
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of June 30, 2018, the Company had $0.0 and $527.0, respectively, of unhedged variable rate debt from the 2014 and 2017 term loan credit facilities and $0.0 outstanding on its revolving credit facility. As of December 31, 2017, the Company had no outstanding balance on its revolving credit facility, $72.0 on its 2014 term loan facility and $750.0 on its 2017 term loan facility.
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
ITEM 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in millions)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended June 30, 2018, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 - April 30	0.5	$165.11	0.5	$993.5
May 1 - May 31	—	—	—	993.5
June 1 - June 30	—	—	—	993.5
	0.5	$165.11	0.5
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

July 27, 2018