Form 10-Q
period 2018-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2018-10-30
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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
The number of shares outstanding of the issuer's common stock is 100.9 million shares, net of treasury stock as of October 26, 2018.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	45

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$892.6	$316.6
Accounts receivable	1,536.1	1,531.0
Unbilled services	320.1	316.5
Supplies inventories	233.0	227.2
Prepaid expenses and other	292.5	308.8
Current assets held for sale	—	33.7
Total current assets	3,274.3	2,733.8
Property, plant and equipment, net	1,734.3	1,706.6
Goodwill, net	7,362.7	7,400.9
Intangible assets, net	3,990.9	4,166.1
Joint venture partnerships and equity method investments	57.9	58.4
Deferred income tax assets	1.9	1.9
Other assets, net	239.4	217.5
Long-term assets held for sale	—	387.8
Total assets	$16,661.4	$16,673.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$497.5	$573.9
Accrued expenses and other	901.5	793.3
Unearned revenue	289.4	380.8
Short-term borrowings and current portion of long-term debt	417.8	417.5
Current liabilities held for sale	—	20.2
Total current liabilities	2,106.2	2,185.7
Long-term debt, less current portion	6,044.6	6,344.6
Deferred income taxes and other tax liabilities	899.1	875.5
Other liabilities	343.0	376.0
Long-term liabilities held for sale	—	66.3
Total liabilities	9,392.9	9,848.1
Commitments and contingent liabilities
Noncontrolling interest	20.4	20.8
Shareholders’ equity:
Common stock, 101.4 and 101.9 shares outstanding at September 30, 2018 and December 31, 2017, respectively	11.9	12.0
Additional paid-in capital	1,828.4	1,989.8
Retained earnings	6,921.9	6,196.1
Less common stock held in treasury	(1,106.3)	(1,060.1)
Accumulated other comprehensive loss	(407.8)	(333.7)
Total shareholders’ equity	7,248.1	6,804.1
Total liabilities and shareholders’ equity	$16,661.4	$16,673.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$2,831.3	$2,621.4	$8,545.9	$7,563.3
Cost of revenues	2,041.4	1,837.2	6,141.9	5,288.6
Gross profit	789.9	784.2	2,404.0	2,274.7
Selling, general and administrative expenses	381.8	381.3	1,174.0	1,081.9
Amortization of intangibles and other assets	54.7	54.6	175.5	153.6
Restructuring and other special charges	10.0	21.6	36.5	64.6
Operating income	343.4	326.7	1,018.0	974.6
Other income (expenses):
Interest expense	(59.4)	(59.9)	(186.0)	(167.3)
Equity method income, net	3.0	3.2	8.5	10.0
Investment income	2.8	0.7	4.2	1.4
Other, net	209.8	(3.9)	209.1	(7.4)
Earnings before income taxes	499.6	266.8	1,053.8	811.3
Provision for income taxes	180.6	92.5	328.1	268.6
Net earnings	319.0	174.3	725.7	542.7
Less: Net (earnings) loss attributable to the noncontrolling interest	(0.2)	(2.8)	0.1	(3.4)
Net earnings attributable to Laboratory Corporation of America Holdings	$318.8	$171.5	$725.8	$539.3

Basic earnings per common share	$3.14	$1.68	$7.13	$5.27
Diluted earnings per common share	$3.10	$1.65	$7.04	$5.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$319.0	$174.3	$725.7	$542.7
Foreign currency translation adjustments	0.3	63.0	(82.2)	278.7
Net benefit plan adjustments	2.9	2.3	9.1	3.4
Other comprehensive earnings (loss) before tax	3.2	65.3	(73.1)	282.1
Provision for income tax related to items of other comprehensive earnings	(4.0)	(20.2)	(1.0)	(41.0)
Other comprehensive earnings (loss), net of tax	(0.8)	45.1	(74.1)	241.1
Comprehensive earnings	318.2	219.4	651.6	783.8
Less: Net (earnings) loss attributable to the noncontrolling interest	(0.2)	(2.8)	0.1	(3.4)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$318.0	$216.6	$651.7	$780.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2016	$12.1	$2,131.7	$4,969.0	$(1,012.7)	$(581.9)	$5,518.2
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	539.3	—	—	539.3
Other comprehensive earnings, net of tax	—	—	—	—	241.1	241.1
Issuance of common stock under employee stock plans	0.1	65.1	—	—	—	65.2
Net share settlement tax payments from issuance of stock to employees	—	—	—	(46.5)	—	(46.5)
Conversion of zero-coupon convertible debt	—	13.6	—	—	—	13.6
Stock compensation	—	85.8	—	—	—	85.8
Purchase of common stock	(0.2)	(297.9)	—	—	—	(298.1)
BALANCE AT SEPTEMBER 30, 2017	$12.0	$1,998.3	$5,508.3	$(1,059.2)	$(340.8)	$6,118.6

BALANCE AT DECEMBER 31, 2017	$12.0	$1,989.8	$6,196.1	$(1,060.1)	$(333.7)	$6,804.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	725.8	—	—	725.8
Other comprehensive earnings, net of tax	—	—	—	—	(74.1)	(74.1)
Issuance of common stock under employee stock plans	—	67.4	—	—	—	67.4
Net share settlement tax payments from issuance of stock to employees	—	—	—	(46.2)	—	(46.2)
Conversion of zero-coupon convertible debt	—	0.3	—	—	—	0.3
Stock compensation	—	70.8	—	—	—	70.8
Purchase of common stock	(0.1)	(299.9)	—	—	—	(300.0)
BALANCE AT SEPTEMBER 30, 2018	$11.9	$1,828.4	$6,921.9	$(1,106.3)	$(407.8)	$7,248.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$725.7	$542.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	414.4	388.2
Stock compensation	70.8	85.8
(Gain) loss on sale of assets	(1.9)	2.3
Gain on sale of business	(209.4)	—
Accreted interest on zero-coupon subordinated notes	0.1	0.3
Cumulative earnings less (more) than distributions from equity method investments	0.3	(0.4)
Asset impairment	5.3	23.5
Deferred income taxes	12.1	(0.1)
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(8.5)	(100.5)
Increase in unbilled services	(5.5)	(24.8)
Increase in inventories	(8.8)	(6.4)
(Increase) decrease in prepaid expenses and other	(40.1)	33.4
(Decrease) increase in accounts payable	(79.9)	109.1
Decrease in unearned revenue	(94.4)	(1.1)
Increase (decrease) in accrued expenses and other	38.8	(118.9)
Net cash provided by operating activities	819.0	933.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(257.6)	(216.8)
Proceeds from sale of assets	50.1	1.2
Net proceeds from sale of held for sale assets	654.5	—
Acquisition of licensing technology	—	(2.3)
Investments in equity affiliates	(14.3)	(33.2)
Acquisition of businesses, net of cash acquired	(79.1)	(1,799.3)
Net cash provided by (used for) investing activities	353.6	(2,050.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	1,200.0
Proceeds from term loan	—	750.0
Payments on term loan	(295.0)	(50.0)
Proceeds from revolving credit facilities	449.2	1,323.7
Payments on revolving credit facilities	(449.2)	(1,323.7)
Payments on senior notes	—	(500.0)
Payments on zero-coupon subordinated notes	(0.3)	(25.1)
Payment of debt issuance costs	—	(13.6)
Noncontrolling interest distributions	(6.1)	(0.8)
Deferred payments on acquisitions	—	(1.6)
Payments on long-term lease obligations	(6.8)	(6.0)
Net share settlement tax payments from issuance of stock to employees	(46.2)	(46.5)
Net proceeds from issuance of stock to employees	67.4	65.2
Purchase of common stock	(300.0)	(298.1)
Net cash (used for) provided by financing activities	(587.0)	1,073.5
Effect of exchange rate changes on cash and cash equivalents	(9.6)	19.3
Net increase (decrease) in cash and cash equivalents	576.0	(24.5)
Cash and cash equivalents at beginning of period	316.6	433.6
Cash and cash equivalents included in assets held for sale	—	0.2
Cash and cash equivalents at end of period	$892.6	$409.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION
Laboratory Corporation of America® Holdings together with its subsidiaries (the Company) is a leading global life sciences company that is deeply integrated in guiding patient care, providing comprehensive clinical laboratory and end-to-end drug development services. The Company’s mission is to improve health and improve lives by delivering world-class diagnostic solutions, bringing innovative medicines to patients faster and using technology to provide better care. The Company serves a broad range of customers, including managed care organizations (MCOs), biopharmaceutical companies, governmental agencies, physicians and other healthcare providers (e.g., physician assistants and nurse practitioners, generally referred to herein as physicians), hospitals and health systems, employers, patients and consumers, contract research organizations, food and nutritional companies and independent clinical laboratories. The Company believes that it generated more revenue from laboratory testing than any other company in the world in 2017. During the third quarter of 2018, the Company divested its forensic testing services business in the United Kingdom (U.K.) and its Food Solutions business.
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 15 (Business Segment Information). During the three months ended September 30, 2018, LCD and CDD contributed approximately 62% and 38%, respectively, of net revenues to the Company, and for the nine months ended September 30, 2018, contributed approximately 62% and 38%, respectively.
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
The standard was effective for the Company beginning January 1, 2018. The Company elected to adopt the standard using the full retrospective approach, which resulted in a recasting of revenue and the related financial statement items for 2016 and 2017. During transition to the new standard, the Company also elected several practical expedients, as provided by the standard. Contracts that began and ended within the same annual reporting period were not restated. Contracts that were completed by December 31, 2017, that had variable consideration were estimated using the transaction price at the date the contract was completed. The amount

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

of the transaction price allocated to the remaining performance obligations will not be disclosed for prior reporting periods. Contracts that were modified prior to the earliest reporting period will be reflected in the earliest reporting period with an aggregate adjustment for prior modifications.
As a result of the new standard, the Company has changed its accounting policies for revenue recognition. The significant changes under the new standard, and the quantitative impact of these changes, are detailed below.
LCD
The primary impact of the new standard to the LCD segment was classifying bad debt expense of $82.5 and $238.7 for the three and nine months ended September 30, 2017, respectively, as a reduction in revenue rather than as a selling, general and administrative expense.
CDD
The primary impacts of the new standard to the CDD segment were as follows:
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
The financial impact of this change on revenue for the three and nine months ended September 30, 2017, was an increase of $71.0 and $197.4, respectively. Revenue and expenses from reimbursable out-of-pocket costs were previously recognized gross as separate line items from Net revenues and Net cost of revenue in the Consolidated Statement of Operations. Under the new standard, reimbursable out-of-pocket costs continue to be recognized gross, but are no longer presented separately (i.e., expenses are included in Cost of revenues and reimbursements are included in Revenues). In the statement of financial position, unbilled investigator fees and reimbursable out of pocket costs were reclassified from “Prepaid expenses and other” to “Unbilled services” and billed investigator grants and reimbursable out-of-pocket costs were reclassified from “Prepaid expenses and other” to “Accounts receivable, net.”
Measure of progress: Prior to the new standard, service fee revenue in clinical studies was recognized on a proportional-performance basis, generally using output measures that are specific to the service provided (e.g., number of investigators enrolled, number of sites initiated, number of trial subjects enrolled and number of monitoring visits completed), while reimbursable out-of-pocket revenue was recognized when the associated expense was incurred. Changes in contract value from changes in scope were reflected once the customer agreed to the changes in scope and renegotiated pricing terms. Under the new standard, revenue in a clinical study (inclusive of budgeted reimbursable pass-through costs) is recognized using an input-based measure of progress based on costs incurred (including pass-through costs such as investigator services and reimbursable out-of-pocket expenses). If a customer’s approval of a work scope change creates an enforceable right to payment, the related revenue will be estimated and included in the measure of progress before a formal change order is executed, which results in recognition of revenue as services are provided. The financial impact of this change on revenue for the three and nine months ended September 30, 2017, was a decrease of $15.6 and $33.8, respectively.
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
CDD applied the portfolio practical expedient in the new standard to determine the amortization period for assets recognized from sales commissions. Under the portfolio approach, CDD determined the weighted average contract term for groups of contracts with similar characteristics, and then amortized the capitalized sales commissions for that group over that term. CDD believes that any difference between the amortization patterns under the specific identification approach and the portfolio approach are not

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

significant to CDD’s consolidated financial statements. The financial impact of this change on selling, general, and administrative expenses for the three and nine months ended September 30, 2017, was a decrease of $2.0 and $0.8, respectively.
The total quantitative impact of the new standard on retained earnings as of January 1, 2017, was an increase of $13.2.
New Accounting Pronouncements
In February 2016, the FASB issued a new accounting standard that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for based on guidance similar to current guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company will adopt the standard using a modified retrospective transition approach and will not restate its comparative periods. The Company will implement a new module into the current leasing software solution which will facilitate compliance with the new standard. Given the size of the Company's lease portfolio, the adoption of this standard is expected to have a material impact on the Company's gross balance sheet with the recording of the right-to-use asset and a corresponding lease liability.
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
In January 2017, the FASB issued a new accounting standard that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the consolidated financial statements as of September 30, 2018.
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
In August 2018, the FASB issued a new accounting standard to remove, modify, and add to the disclosure requirements on fair value measurements. The standard is effective on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

In August 2018, the FASB issued a new accounting standard to remove, modify, and add to the disclosure requirements on defined benefit pension and other postretirement plans. The standard is effective on January 1, 2021, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.
In August 2018, the FASB issued a new accounting standard to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.
Reclassifications and Revisions
The Company adopted Accounting Standard Update 2016-09 Compensation - Stock Compensation (Topic 718) during 2016 and incorrectly classified payments made to tax authorities for withheld shares from an employee’s equity award as cash flows from operating activities versus cash flows from financing activities. As a result, the Company has revised the consolidated statement of cash flows for these tax payments of $45.1 for the six months ended June 30, 2018 and $46.5 for the nine months ended September 30, 2017, from operating activities to financing activities. The Company concluded that these errors were not material individually or in the aggregate to any of the periods impacted.
Adoption of the standards related to revenue recognition, pension accounting and cash receipts and payments as well as the revision for payments made to tax authorities for withheld shares from equity awards impacted previously reported results as follows:

	Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2017
	As Previously Reported	ASC 606 Revenue Adjustments	Pension Adjustments	As Adjusted
Total revenues	$2,655.2	$(33.8)	$—	$2,621.4
Total cost of revenue	1,772.4	64.6	0.2	1,837.2
Gross profit	882.8	(98.4)	(0.2)	784.2
Selling, general and administrative expenses	465.3	(84.5)	0.5	381.3
Other operating and non-operating expenses, net	136.4	0.4	(0.7)	136.1
Provision for income taxes	97.7	(5.2)	—	92.5
Net earnings	183.4	(9.1)	—	174.3
Less: Net earnings attributable to noncontrolling interest	(2.8)	—	—	(2.8)
Net earnings attributable to Laboratory Corporation of America Holdings	$180.6	$(9.1)	$—	$171.5

Basic earnings per share	$1.77			$1.68
Diluted earnings per share	$1.74			$1.65

	Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2017
	As previously reported	ASC 606 Revenue Adjustments	Pension Adjustments	As Adjusted
Total revenues	$7,645.1	$(81.8)	$—	$7,563.3
Total cost of revenue	5,096.9	191.3	0.4	5,288.6
Gross profit	2,548.2	(273.1)	(0.4)	2,274.7
Selling, general and administrative expenses	1,320.0	(239.4)	1.3	1,081.9
Other operating and non-operating expenses, net	382.3	0.9	(1.7)	381.5
Provision for income taxes	281.1	(12.5)	—	268.6
Net earnings	564.8	(22.1)	—	542.7
Less: Net earnings attributable to noncontrolling interest	(3.4)	—	—	(3.4)
Net earnings attributable to Laboratory Corporation of America Holdings	$561.4	$(22.1)	$—	$539.3

Basic earnings per share	$5.48			$5.27
Diluted earnings per share	$5.40			$5.19

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2017
	As Previously Reported	Tax Payments for Equity Awards Revision	ASC 606 Revenue Adjustments	Zero-Coupon Notes Adjustments	As Adjusted
Net cash provided by operating activities	$895.3	$46.5	$—	$(8.7)	$933.1
Net cash used for investing activities	(2,050.4)	—	—	—	(2,050.4)
Net cash provided by financing activities	1,111.3	(46.5)	—	8.7	1,073.5
Effect of exchange rate changes on cash and cash equivalents	19.4	—	(0.1)	—	19.3
Net decrease in cash and cash equivalents	$(24.4)				$(24.5)
The below adjustments have been made to the December 31, 2017, balance sheet and are all the result of the implementation of ASC 606. The adjustments include a cumulative catch-up adjustment, reclassification of unbilled services, and the capitalization of contract acquisition costs.

	Condensed Consolidated Balance Sheets
	December 31, 2017
	As Previously Reported	ASC 606 Revenue Adjustments	As Adjusted
Current assets	$2,682.6	$51.2	$2,733.8
Long-term assets	13,885.4	53.8	13,939.2
Total assets	$16,568.0	$105.0	$16,673.0

Current liabilities	$2,046.1	$139.6	$2,185.7
Long-term liabilities	7,671.1	(8.7)	7,662.4
Noncontrolling interest	20.8	—	20.8
Shareholders' equity	6,830.0	(25.9)	6,804.1
Total liabilities and shareholders' equity	$16,568.0	$105.0	$16,673.0

2.	REVENUE
Description of Revenue
The Company's revenue by segment payers/customer groups for the three and nine months ended September 30, 2018, and 2017 is as follows:

	For the Three Months Ended September 30, 2018
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	17%	1%	—%	—%	—%	—%	18%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	9%	—%	—%	—%	—%	—%	9%
Third-party	25%	2%	—%	—%	—%	—%	27%
Total LCD revenues by payer	59%	3%	—%	—%	—%	—%	62%

CDD
Biopharmaceutical and medical device companies	24%	—%	3%	4%	2%	5%	38%

Total revenues	83%	3%	3%	4%	2%	5%	100%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	For the Three Months Ended September 30, 2017
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	19%	1%	—%	—%	—%	—%	20%
Patients	9%	—%	—%	—%	—%	—%	9%
Medicare and Medicaid	10%	—%	—%	—%	—%	—%	10%
Third-party	27%	2%	—%	—%	—%	—%	29%
Total LCD revenues by payer	65%	3%	—%	—%	—%	—%	68%

CDD
Biopharmaceutical and medical device companies	15%	—%	3%	4%	3%	7%	32%

Total revenues	80%	3%	3%	4%	3%	7%	100%

	For the Nine Months Ended September 30, 2018
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	17%	1%	—%	—%	—%	—%	18%
Patients	9%	—%	—%	—%	—%	—%	9%
Medicare and Medicaid	9%	—%	—%	—%	—%	—%	9%
Third-party	24%	2%	—%	—%	—%	—%	26%
Total LCD revenues by payer	59%	3%	—%	—%	—%	—%	62%

CDD
Biopharmaceutical and medical device companies	20%	—%	3%	5%	3%	7%	38%

Total revenues	79%	3%	3%	5%	3%	7%	100%

	For the Nine Months Ended September 30, 2017
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	19%	1%	—%	—%	—%	—%	20%
Patients	9%	—%	—%	—%	—%	—%	9%
Medicare and Medicaid	10%	—%	—%	—%	—%	—%	10%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	64%	3%	—%	—%	—%	—%	67%

CDD
Biopharmaceutical and medical device companies	15%	—%	3%	5%	3%	7%	33%

Total revenues	79%	3%	3%	5%	3%	7%	100%
The following is a description of the current revenue recognition policies of the Company:
LCD
LCD is an independent clinical laboratory business. It offers a comprehensive menu of frequently requested and specialty diagnostic tests through an integrated network of primary and specialty laboratories across the U.S. In addition to diagnostic testing, along with occupational and wellness testing for employers and forensic DNA analysis, LCD has also offered a range of other testing services, including food solutions services.
Within the LCD segment, with the exception of food solutions services, a revenue transaction is initiated when LCD receives a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

that will be billed for the testing performed and the expected reimbursement. LCD recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete and the associated results are reported. Sales are distributed among four payer portfolios - clients, patients, Medicare and Medicaid, and third-party. LCD considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when sales are recorded.
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
Proportional performance contracts typically contain a single service (e.g., management of a clinical study) and, therefore, no allocation of the contract price is required. Fee-for-service contracts are typically priced based on transaction volume. Since the volume of activities in a fee-for-service contract is unspecified, the contract price is entirely variable and is allocated to the time period in which it is earned. For contracts that include multiple distinct goods and services, CDD allocates the contract price to the goods and services based on a customer price list, if available. If a price list is not available, CDD will estimate the transaction price using either market prices or an “expected cost plus margin” approach.
CDD attempts to negotiate terms that provide for billing and payment of services prior or within close proximity to the provision of services, but this is not always possible. During an ongoing project, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time because revenues are recognized when services are provided while amounts billed and paid are in accordance with the negotiated billing and payment terms.
In some cases, payments received are in excess of revenue recognized. For example, a contract invoicing schedule may provide for an upfront payment of 10% of the full contract value upon contract signing, but at the time of signing performance of services has not yet begun. Payments received in advance of services being provided are deferred as contract liabilities on the balance sheet. As the contracted services are subsequently performed and the associated revenue is recognized the contract liability balance is reduced by the amount of revenue recognized during the period.
In other cases, services may be provided and revenue recognized before the customer is invoiced. In these cases revenue recognized will exceed amounts billed, and the difference, representing a contract asset, is recorded for the amount that is currently not billable to the customer pursuant to contractual terms. Once the customer is invoiced the contract asset is reduced for the amount billed and a corresponding account receivable is recorded. All contract assets are billable to customers within one year from the respective balance sheet date.
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
The full range of drug development services provided by CDD are as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Preclinical services include the sale of research models, fee-for-service activities such as bioanalytical testing services, and proportional performance activities such as toxicology studies. Revenue for sale of research models is recognized at a point in time, typically upon shipment, when control transfers to the customer. Revenue for bioanalytical testing services is recognized upon communication of results to the customer. Revenue for proportional performance activities, including toxicology studies, is recognized using an input-based measure of progress as expenses are incurred for the research models, labor hours, and other costs attributable to the study.
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
CDD provides clinical development and commercialization services, including clinical pharmacology services, full management of Phase II through IV clinical studies, and market access solutions. Revenue for clinical pharmacology services, which includes first-in-human trials, is recognized using an output-based measure of progress based on bed nights. Revenue for full service clinical studies is recognized using an input-based measure of progress based on costs incurred (including pass-through costs such as investigator grants and reimbursable out-of-pocket expenses). Revenue for market access solutions is recognized using various methods. Revenue for fee-for-service arrangements, such as reimbursement consulting hotlines and patient assistance programs, is recognized using an output method based on transaction volume which corresponds to the amount charged to the customer. For consulting services billed based on time and materials; revenue is recognized using the right to invoice practical expedient.
Contract costs
The Company incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 12 months to 57 months, depending on the business. For businesses that enter into primarily short-term contracts, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
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

	September 30, 2018	December 31, 2017
Sales commission assets	$22.8	$24.0
Deferred contract fulfillment costs	12.5	1.7
Total	$35.3	$25.7
Amortization related to sales commission assets and associated payroll taxes for the three-month periods ended September 30, 2018, and 2017, was $4.2 and $3.5, respectively, and for the nine-month periods ended September 30, 2018, and 2017, was $12.8 and $10.6, respectively. Amortization related to deferred contract fulfillment costs for the three-month periods ended September 30, 2018, and 2017, was $0.8 and $0.1, respectively, and for the nine-month periods ended September 30, 2018, and 2017, was $3.3 and $0.3, respectively. Impairment expense related to contract costs was immaterial to the Company’s consolidated statement of operations. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers, when the difference in timing of payment and performance is one year or less.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	September 30, 2018	December 31, 2017
Receivables, which are included in Accounts Receivable, net	$665.7	$694.4
Unbilled services	322.6	318.2
Unearned revenue	286.2	377.4
Revenue recognized during the period, that was included in the unearned revenue balance at the beginning of the period for the nine-month period ended September 30, 2018, was $144.8. Bad debt expense on receivables for the nine-month period ended September 30, 2018, was immaterial to the Company’s consolidated statement of operations.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within the CDD segment. The amount of existing performance obligations under such long-term contracts unsatisfied as of September 30, 2018, was $4,199.6. The Company expects to recognize approximately 39% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter.
The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company also did not disclose information about remaining performance obligations when the variable consideration was related to a wholly unsatisfied performance obligation within a series of obligations.
Within CDD, revenue of $10.9 and $20.5 was recognized during the three and nine months ended September 30, 2018, respectively, from performance obligations that were satisfied in previous periods. This revenue comes from adjustments related to changes in scope and estimates in full service clinical studies.

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
The final valuation of acquired assets and assumed liabilities as of September 1, 2017, include the following:

Consideration Transferred
Cash consideration	$1,224.5

Net Assets Acquired
Cash and cash equivalents	$30.7
Accounts receivable	103.6
Unbilled services	32.6
Prepaid expenses and other	57.9
Property, plant and equipment	12.1
Goodwill	735.9
Customer relationships	602.0
Trade names and trademarks	10.6
Technology	26.0
Total assets acquired	1,612.3
Accounts payable	45.1
Accrued expenses and other	19.6
Unearned revenue	124.2
Deferred income taxes	196.5
Other liabilities	2.4
Total liabilities acquired	387.8
Net assets acquired	$1,224.5
 The amortization periods for intangible assets acquired are 21 years for customer relationships, 7 years for trade names and trademarks, and 9 years for technology.
Unaudited Pro Forma Information
The Company completed the Chiltern acquisition on September 1, 2017. Had the Chiltern acquisition been completed as of January 1, 2016, the Company's pro forma results would have been as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net revenues	$2,747.3	$8,086.6
Operating income	313.2	975.0
Net income	158.1	521.2
Earnings per share:
Basic	$1.55	$5.09
Diluted	$1.52	$5.02
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
During the nine months ended September 30, 2018, the Company also acquired various businesses and related assets for approximately $79.1 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $48.5 in identifiable intangible assets and a residual amount of goodwill of approximately $49.5. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and/or enhance the Company's scientific differentiation.
On April 30, 2018, the Company entered into a definitive agreement to sell the Food Solutions business, a global provider of innovative product design and product integrity services for end-user segments that span the global food supply chain, for an all-cash purchase price of $670.0. The Company believes that the opportunities for creating lasting value from its laboratory diagnostic business, the CRO business, and the enterprise-wide combination of the two. In addition, the Company concluded that, given the competitive dynamics of the food testing market, Food Solutions would be unlikely to achieve sufficient scale to be a top global business. The sale of Food Solutions allows the Company to focus on its primary growth opportunities and at the same time better positions Food Solutions to serve the global food supply industry. The transaction closed on August 1, 2018, and a net gain of $258.3 was recorded in Other, net in the consolidated statement of operations. Total assets and total liabilities held for sale for the Food Solutions business as of December 31, 2017, include the following:

December 31, 2017
Assets:
Cash and cash equivalents	$0.1
Accounts receivable	24.4
Unbilled services	7.6
Supplies inventories	0.4
Prepaid expenses and other	1.2
Property, plant and equipment, net	42.3
Goodwill, net	170.5
Intangible assets, net	174.7
Other assets, net	0.3
Total assets held for sale	$421.5

Liabilities:
Accounts payable	$2.4
Accrued expenses and other	15.2
Unearned revenue	2.6
Deferred income taxes and other tax liabilities	64.1
Other liabilities	2.2
Total liabilities held for sale	$86.5

Net assets held for sale	$335.0
The Company also divested its forensic testing services business in the U.K. on August 7, 2018, resulting in a loss of $48.9 recorded in Other, net in the consolidated statement of operations.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Operating income for the divested businesses was $2.4 and $6.1, for the three and nine months ended September 30, 2018, (which includes divested operations through their respective disposal dates in early August) and $2.2 and $10.3, for the three and nine months ended September 30, 2017.

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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018			2017			2018			2017
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$318.8	101.6	$3.14	$171.5	102.2	$1.68	$725.8	101.8	$7.13	$539.3	102.4	$5.27
Dilutive effect of employee stock options and awards	—	1.0		—	1.4		—	1.2		—	1.4
Effect of convertible debt	—	0.1		—	0.1		—	0.1		—	0.1
Diluted earnings per share:
Net earnings including impact of dilutive adjustments	$318.8	102.7	$3.10	$171.5	103.7	$1.65	$725.8	$103.1	$7.04	$539.3	$103.9	$5.19
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	0.1	0.1	0.1	0.1

5.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the nine months ended September 30, 2018, the Company recorded net restructuring and other special charges of $36.5: $13.2 within LCD and $23.3 within CDD. The charges were comprised of $30.0 related to severance and other personnel costs and $8.8 in costs associated with facility closures and general integration initiatives. The charges were offset by the reversal of previously established reserves of $1.2 and $1.1 in unused facility reserves and unused severance reserves, respectively. The Company also recorded $5.3 in impairment to land held for sale which is included in amortization expense.
The Company incurred integration and other costs of $43.1 primarily relating to the Chiltern acquisition and the sale of the Food Solutions business. On July 16, 2018, the Company reported that it had detected suspicious activity on its information technology network and was taking steps to respond to and contain the activity. The activity was subsequently determined to be a new variant of ransomware affecting certain LCD information technology systems. As a direct result of the ransomware attack experienced during July, the Company incurred $12.6 in consulting fees and employee overtime during the recovery period following the attack. The Company also recorded $4.3 in consulting expenses relating to the Chiltern integration and management integration costs along with a special one-time bonus of $31.1 to its non-bonus eligible employees in recognition of the benefits the Company is receiving from the passage of the Tax Cuts and Jobs Act of 2017 (TCJA). In addition, the Company incurred $7.3 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative.
During the nine months ended September 30, 2017, the Company recorded net restructuring and other special charges of $64.6: $14.0 within LCD and $50.6 within CDD. The charges were comprised of $27.2 related to severance and other personnel costs along with $18.0 in costs associated with facility closures and general integration initiatives. The Company reversed previously established reserves of $1.4 in unused severance reserves and $0.1 in unused facility reserves. Also included in the net restructuring and other special charges is an impairment loss of $20.9 related to the termination of a software development project within the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

CDD segment and the forgiveness of certain indebtedness for LCD customers in areas heavily impacted by hurricanes during the third quarter.
The Company incurred legal and other costs of $29.8 relating to the recently completed acquisitions. The Company also recorded $8.0 in consulting expenses relating to fees incurred as part of its integration and compensation analysis, along with $0.9 in short-term equity retention arrangements relating to the Covance Inc. acquisition. In addition, the Company incurred $8.2 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling, general and administrative expenses).
The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2017	$1.7	$10.1	$8.3	$34.6	$54.7
Restructuring charges	10.7	3.0	19.3	5.8	38.8
Reduction of prior restructuring accruals	—	(0.5)	(1.2)	(0.6)	(2.3)
Cash payments and other adjustments	(11.1)	(5.3)	(16.3)	(10.4)	(43.1)
Balance as of September 30, 2018	$1.3	$7.3	$10.1	$29.4	$48.1
Current					$22.6
Non-current					25.5
					$48.1

6.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2018, and for the year ended December 31, 2017, are as follows:

	LCD		CDD		Total
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Balance as of January 1	$3,673.9	$3,644.8	$3,727.0	$2,779.6	$7,400.9	$6,424.4
Goodwill acquired during the period	3.9	198.5	45.6	811.3	49.5	1,009.8
Reclassification of goodwill as held for sale	—	(170.5)	—	—	—	(170.5)
Dispositions	(24.1)	—	—	—	(24.1)	—
Adjustments to goodwill	(4.2)	1.1	(59.4)	136.1	(63.6)	137.2
Balance at end of period	$3,649.5	$3,673.9	$3,713.2	$3,727.0	$7,362.7	$7,400.9
 The components of identifiable intangible assets are as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,115.7	$(1,106.5)	$3,009.2	$4,118.1	$(992.8)	$3,125.3
Patents, licenses and technology	454.6	(207.8)	246.8	457.9	(188.6)	269.3
Non-compete agreements	75.8	(53.0)	22.8	75.8	(48.3)	27.5
Trade names	405.0	(183.3)	221.7	407.9	(167.9)	240.0
Land use right	10.8	(3.7)	7.1	10.8	(2.5)	8.3
Canadian licenses	483.3	—	483.3	495.7	—	495.7
	$5,545.2	$(1,554.3)	$3,990.9	$5,566.2	$(1,400.1)	$4,166.1
Amortization of intangible assets for the three-month periods ended September 30, 2018, and 2017, was $54.7 and $54.6, respectively, and $175.5 and $153.6 for the nine-month periods ended September 30, 2018, and 2017. Amortization expense for the net carrying amount of intangible assets is estimated to be $51.3 for the remainder of fiscal 2018, $222.5 in fiscal 2019, $214.4 in fiscal 2020, $208.1 in fiscal 2021, $202.5 in fiscal 2022 and $2,522.8 thereafter.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

7.	DEBT
Short-term borrowings and the current portion of long-term debt at September 30, 2018, and December 31, 2017, consisted of the following:

	September 30, 2018	December 31, 2017
Zero-coupon convertible subordinated notes	$8.6	$8.8
2.50% senior notes due 2018	400.0	400.0
Debt issuance costs	(0.6)	(1.4)
Current portion of capital leases	8.0	8.3
Current portion of note payable	1.8	1.8
Total short-term borrowings and current portion of long-term debt	$417.8	$417.5
Long-term debt at September 30, 2018, and December 31, 2017, consisted of the following:

	September 30, 2018	December 31, 2017
2.625% senior notes due 2020	$500.0	$500.0
4.625% senior notes due 2020	599.5	604.1
3.20% senior notes due 2022	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
4.70% senior notes due 2045	900.0	900.0
2014 Term loan	—	72.0
2017 Term loan	527.0	750.0
Debt issuance costs	(42.0)	(48.2)
Capital leases	52.6	57.8
Note payable	7.5	8.9
Total long-term debt	$6,044.6	$6,344.6
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
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets or other long-term liabilities, as applicable, and added to or subtracted from the value of the senior notes, with an aggregate fair value of $0.5 (liability) at September 30, 2018, and $4.1 (asset) at December 31, 2017.
During the first quarter of 2018, the Company entered into six USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. The cross currency swaps maturing in 2022 and 2025 are included in other long-term assets with an aggregate fair value of $6.6 and $1.5, respectively, as of September 30, 2018. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings.
Zero-Coupon Subordinated Notes
On September 11, 2018, the Company announced that for the period from September 11, 2018, to March 8, 2019, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

zero-coupon subordinated note for the five trading days ended September 7, 2018, in addition to the continued accrual of the original issue discount.
During the nine months ended September 30, 2018, the Company settled notices to convert $0.3 aggregate principal amount of its zero-coupon subordinated notes with a conversion value of $0.7. The total cash used for these settlements was $0.3 and the Company also issued 0.0 shares of common stock. As a result of these conversions, the Company also reversed deferred tax liabilities of $0.2.
On October 1, 2018, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006, between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2018, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Monday, December 31, 2018. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
Credit Facilities
On September 15, 2017, the Company entered into a new $750.0 term loan in addition to its existing $1,000.0 term loan entered into in December 2014. The 2017 term loan facility will mature on September 15, 2022. The 2014 term loan balance at September 30, 2018, was $0.0 and at December 31, 2017, was $72.0. The 2017 term loan balance at September 30, 2018, was $527.0 and at December 31, 2017, was $750.0.
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
As of September 30, 2018, the effective interest rate on the 2017 term loan was 3.37%.
The Company entered into a senior revolving credit facility on December 21, 2011, which was amended and restated on December 19, 2014, further amended on July 13, 2016, and further amended and restated on September 15, 2017. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The outstanding balance on the Company's revolving credit facility was $0.0 at September 30, 2018, and December 31, 2017.
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
Under the term loan facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the term loan facilities and the revolving credit facility at September 30, 2018. As of September 30, 2018, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.1 to 1.0.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2018, and December 31, 2017.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2017	125.1	(23.2)	101.9
Common stock issued under employee stock plans	1.5	—	1.5
Surrender of restricted stock and performance share awards	—	(0.3)	(0.3)
Retirement of common stock	(1.7)	—	(1.7)
Common shares at September 30, 2018	124.9	(23.5)	101.4
 Share Repurchase Program
At the end of 2017, the Company had outstanding authorization from the board of directors to purchase up to $401.4 of Company common stock. During the nine months ended September 30, 2018, the Company purchased 1.7 shares of its common stock at a total cost of $300.0. On April 24, 2018, the board authorized an increase in the Company’s share repurchase program to a total of $1,000.0. As of September 30, 2018, the Company had outstanding authorization from the board of directors to purchase up to $843.5 of Company common stock. The repurchase authorization has no expiration.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2017	$(240.7)	$(93.0)	$(333.7)
Other comprehensive earnings (loss) before reclassifications	(82.2)	9.1	(73.1)
Tax effect of adjustments	2.5	(3.5)	(1.0)
Balance at September 30, 2018	$(320.4)	$(87.4)	$(407.8)

9.	INCOME TAXES
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
The gross unrecognized income tax benefits were $18.8 and $19.5 at September 30, 2018, and December 31, 2017, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of September 30, 2018, and December 31, 2017, $18.8 and $19.5, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $8.6 and $7.9 as of September 30, 2018, and December 31, 2017, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2014. Substantially all material state and local, and foreign income tax matters have been concluded through 2013 and 2014, respectively.
During the quarter, the IRS concluded its examination of Covance's 2013 federal income tax return. The IRS has not initiated a new examination of any of the Company's federal income tax returns. The Canada Revenue Agency is currently examining the Company's Canadian subsidiaries' 2013, 2014, and 2015 tax returns. The Company has various state and foreign income tax examinations ongoing throughout the year. The Company believes adequate provisions have been recorded related to all open tax years.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides companies with additional guidance on how to account for the TCJA in its financial statements, allowing companies to use a measurement period. At September 30, 2018, the Company had not completed the accounting for the tax effects of enactment of the TCJA; however, a reasonable estimate on the re-measurement of the Company's existing deferred tax balances, the deferred tax revaluation for unremitted foreign earnings, and the one-time repatriation tax has been made. For these items, in accordance with SAB 118, a provisional net benefit of $519.0 was recognized in the fourth quarter of 2017. During the nine months ended September 30, 2018, the Company continued its review and recorded net additional provisional expense of $28.1 in the quarter, for a year to date total of $44.1.
The TCJA includes provisions relating to global intangible low-taxed income (GILTI). Relevant to the current consolidated financial statements is the Company's selection of an accounting policy with respect to the new GILTI tax rules, and whether to account for GILTI as a periodic charge in the period it arises or to record deferred taxes associated with the basis in the Company's foreign subsidiaries. Due to the intricacy of this topic, the Company is still in the process of investigating the implications of accounting for the GILTI tax and intends to make an accounting policy decision once additional guidance is available for assessment. During the nine months ended September 30, 2018, the Company recorded its estimated GILTI tax as a periodic charge.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

As previously reported, the Company responded to an October 2007 subpoena from the U.S. Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the U.S. District Court for the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The Plaintiff's Third Amended Complaint further alleges that the Company's billing practices violated the False Claims Acts of 14 states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company's Motion to Dismiss was granted in October 2014 and Plaintiff was granted the right to replead. On January 11, 2016, Plaintiff filed a motion requesting leave to file an amended complaint under seal and to vacate the briefing schedule for the Company's Motion to Dismiss, while the government reviews the amended complaint. The Court granted the motion and vacated the briefing dates. Plaintiff then filed the Amended Complaint under seal. The Company will vigorously defend the lawsuit.
In addition, the Company has received various other subpoenas since 2007 related to Medicaid billing. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. The Company cooperated with this request. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company is cooperating with this request.
On May 2, 2013, the Company was served with a False Claims Act lawsuit, State of Georgia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the State Court of Fulton County, Georgia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Georgia's Medicaid program. The State of Georgia filed a Notice of Declination on August 13, 2012, before the Company was served with the Complaint. The case was removed to the U.S. District Court for the Northern District of Georgia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. On March 14, 2014, the Company's Motion to Dismiss was granted. The Plaintiffs repled their complaint, and the Company filed a Motion to Dismiss the First Amended Complaint. In May 2015, the Court dismissed the Plaintiffs' anti-kickback claim and remanded the remaining state law claims to the State Court of Fulton County. In July 2015, the Company filed a Motion to Dismiss these remaining claims. The Plaintiffs filed an opposition to the Company's Motion to Dismiss in August 2015. Also, the State of Georgia filed a brief as amicus curiae. The parties have reached a settlement in principle.
On August 24, 2012, the Company was served with a putative class action lawsuit, Sandusky Wellness Center, LLC, et al. v. MEDTOX Scientific, Inc., et al., filed in the U.S. District Court for the District of Minnesota. The lawsuit alleges that on or about February 21, 2012, the defendants violated the U.S. Telephone Consumer Protection Act (TCPA) by sending unsolicited facsimiles to Plaintiff and more than 39 other recipients without the recipients' prior express invitation or permission. The lawsuit seeks the greater of actual damages or the sum of $0.0005 for each violation, subject to trebling under the TCPA, and injunctive relief. In September of 2014, Plaintiff’s Motion for Class Certification was denied. In January of 2015, the Company's Motion for Summary Judgment on the remaining individual claim was granted. Plaintiff filed a notice of appeal. On May 3, 2016, the U.S. Court of Appeals for the Eighth Circuit issued its decision and order reversing the District Court's denial of class certification. The Eighth Circuit remanded the matter for further proceedings. On December 7, 2016, the District Court granted the Plaintiff’s renewed Motion for Class Certification. The parties have reached a settlement in principle, which will require Court approval.
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The Complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers' Compensation Statutes. The lawsuit seeks injunctive relief and actual and statutory damages, as well as recovery of attorney's fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for Judgment on the Pleadings. The Plaintiff has appealed the Circuit Court’s ruling to the Florida Second District Court of Appeal. The Company will vigorously defend the lawsuit.
In December 2014, the Company received a Civil Investigative Demand issued pursuant to the U.S. False Claims Act from the U.S. Attorney's Office for South Carolina, which requested information regarding alleged remuneration and services provided by the Company to physicians who also received draw and processing/handling fees from competitor laboratories Health Diagnostic Laboratory, Inc. (HDL) and Singulex, Inc. (Singulex). The Company cooperated with the request. On April 4, 2018, the U.S. District Court for the District of South Carolina, Beaufort Division, unsealed a False Claims Act lawsuit, United States of America ex rel. Scarlett Lutz, et al. v. Laboratory Corporation of America Holdings, which alleges that the Company's financial relationships

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

with referring physicians violate federal and state anti-kickback statutes. The Plaintiffs' Fourth Amended Complaint further alleges that the Company conspired with HDL and Singulex in violation of the Federal False Claims Act and the California and Illinois insurance fraud prevention acts by facilitating HDL's and Singulex's offers of illegal inducements to physicians and the referral of patients to HDL and Singulex for laboratory testing. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company will vigorously defend the lawsuit.
Prior to the Company's acquisition of Sequenom, Inc. (Sequenom) between August 15, 2016, and August 24, 2016, six putative class-action lawsuits were filed on behalf of purported Sequenom stockholders (captioned Malkoff v. Sequenom, Inc., et al., No. 16-cv-02054- JAH-BLM, Gupta v. Sequenom, Inc., et al., No. 16-cv-02084-JAH-KSC, Fruchter v. Sequenom, Inc., et al., No. 16-cv-02101- WQH-KSC, Asiatrade Development Ltd. v. Sequenom, Inc., et al., No. 16-cv-02113-AJB-JMA, Nunes v. Sequenom, Inc., et al., No. 16-cv-02128-AJB-MDD, and Cusumano v. Sequenom, Inc., et al., No. 16-cv-02134-LAB-JMA) in the U.S. District Court for the Southern District of California challenging the acquisition transaction. The complaints asserted claims against Sequenom and members of its Board of Directors (the Individual Defendants). The Nunes action also named the Company and Savoy Acquisition Corp. (Savoy), a wholly owned subsidiary of the Company, as defendants. The complaints alleged that the defendants violated Sections 14(e), 14(d)(4) and 20 of the Securities Exchange Act of 1934 by failing to disclose certain allegedly material information. In addition, the complaints in the Malkoff action, Asiatrade action, and the Cusumano action alleged that the Individual Defendants breached their fiduciary duties to Sequenom shareholders. The actions sought, among other things, injunctive relief enjoining the merger. On August 30, 2016, the parties entered into a Memorandum of Understanding (MOU) in each of the above-referenced actions. On September 6, 2016, the Court entered an order consolidating for all pre-trial purposes the six individual actions described above under the caption In re Sequenom, Inc. Shareholder Litig., Lead Case No. 16-cv-02054-JAH-BLM, and designating the complaint from the Malkoff action as the operative complaint for the consolidated action. On November 11, 2016, two competing motions were filed by two separate stockholders (James Reilly and Shikha Gupta) seeking appointment as lead plaintiff under the terms of the Private Securities Litigation Reform Act of 1995. On June 7, 2017, the Court entered an order declaring Mr. Reilly as the lead plaintiff and approving Mr. Reilly's selection of lead counsel. The parties agree that the MOU has been terminated. The Plaintiffs filed a Consolidated Amended Class Action Complaint on July 24, 2017, and the Defendants filed a Motion to Dismiss, which remains pending. The Company will vigorously defend the lawsuit.
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
On February 7, 2017, Sequenom received a subpoena from the SEC relating to an SEC investigation into the trading activity of Sequenom shares in connection with the Company's July 2016 announcement regarding the Sequenom merger. On March 7, 2017, the Company received a similar subpoena. The Company is cooperating with these requests.
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs' Complaint and Strike Class Allegations; the Motion to Dismiss was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint contained similar allegations and sought similar relief to the Bouffard complaint, and added additional counts regarding state consumer protection laws. On August 10, 2018, the Plaintiffs filed an Amended Complaint, which consolidated the Bouffard and Anderson actions. On September 10, 2018, the Company filed a Motion to Dismiss Plaintiffs’ Amended Complaint and Strike Class Allegations, which remains pending. The Company will vigorously defend the lawsuits.
On August 1, 2017, the Company was served with a putative class action lawsuit, Maria T. Gonzalez, et al. v. Examination Management Services, Inc. and Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Southern District of California. The complaint alleges that the Company misclassified phlebotomists as independent contractors through an

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

arrangement with the co-Defendant temporary staffing agency. The complaint further alleges that the Company violated the California Labor Code and California Business and Professions Code by failing to pay minimum wage, failing to pay for all hours worked, failing to pay for all wages owed upon termination, and failing to provide accurate itemized wage statements. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. The parties have reached a tentative settlement subject to Court approval. A hearing on the settlement is scheduled for November 8, 2018.
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
On November 6, 2017, Covance was served with two False Claims Act lawsuits, Health Choice Alliance, LLC on behalf of the United States of America, et al. v. Eli Lilly and Company, Inc. et al., and Health Choice Advocates, LLC, on behalf of the United States of America v. Gilead Sciences, Inc., et al., both filed in the U.S. District Court for the Eastern District of Texas. The complaints allege that under the Federal False Claims Act and various state analogues Covance and the co-defendants unlawfully provided in-kind remuneration to medical providers in the form of reimbursement support services in order to induce providers to prescribe certain drugs. Neither the U.S. government nor any state government intervened in the lawsuits. The lawsuits seek actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs. The Company’s Motion to Dismiss was filed in both cases in February 2018. On July 23, 2018, Plaintiffs in the Gilead case filed a Motion for Voluntary Dismissal Without Prejudice which the Court granted on July 27, 2018. On August 10, 2018, the Court in the Lilly case entered an Order granting in part and denying in part without prejudice the Defendants’ Motions to Dismiss. On September 12, 2018, Plaintiffs in the Lilly case filed a Second Amended Complaint, which included additional allegations related to the same conduct alleged in the previous complaint. The Company will vigorously defend the lawsuits.
On March 6, 2018, the Company was served with a lawsuit arising under the California Labor Code Private Attorney General Act (LCPAGA), Agnes Austria and Josephine Hoelscher v. Laboratory Corporation of America Holdings, et al., filed in the Superior Court of California, County of San Diego. Plaintiffs allege that they were improperly classified as exempt employees and, therefore, allege that they were not properly paid overtime compensation, meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. Plaintiffs assert these actions violate various Labor Code provisions and constitute an unfair competition practice under California law. The parties reached a settlement that was approved by the Court, by Order dated September 14, 2018.
On April 2, 2018, the Company was served with a putative class action lawsuit, Craig Cunningham, et al. v. Laboratory Corporation of America Holdings d/b/a LabCorp, filed in the U.S. District Court for the Middle District of North Carolina. The lawsuit alleges that the Company violated the TCPA by contacting Plaintiff at least twice on his cell phone without his prior consent using a prerecorded or artificial voice. The lawsuit seeks actual damages for each violation, subject to trebling under the TCPA, and injunctive relief. The parties have reached a settlement in principle.
On July 16, 2018, the Company reported that it had detected suspicious activity on its information technology network and was taking steps to respond to and contain the activity. The activity was subsequently determined to be a new variant of ransomware affecting certain LCD information technology systems. In response, the Company took certain systems offline which temporarily affected test processing and customer access to test results, and also affected certain other information technology systems involved in conducting Company-wide operations. To date, the Company has not been the subject of any legal proceedings involving this incident, but it is possible that the Company could be the subject of claims from persons alleging they suffered damages from the incident, or actions by governmental authorities. The Company cooperated with law enforcement and regulatory authorities with respect to the incident.
On September 10, 2018, the Company was served with a LCPAGA lawsuit, Terri Wilson v. Laboratory Corporation of America Holdings, which was filed in the U.S. District Court for the Northern District of California. Plaintiff alleges claims for failure to pay meal and rest break premiums, failure to provide compliant wage statements, failure to compensate employees for all hours worked, and failure to pay wages upon termination of employment. Plaintiff asserts these actions violate various Labor Code provisions and constitute an unfair competition practice under California law. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On September 21, 2018, the Company was served with a putative class action lawsuit, Alma Haro v. Laboratory Corporation of America et al., which was filed in the Superior Court of California, County of Los Angeles. Plaintiff alleges that employees

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

were not properly paid overtime compensation, minimum wages, meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. Plaintiff asserts these actions violate various Labor Code provisions and constitute an unfair competition practice under California law. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On December 11, 2017, the American Clinical Laboratory Association (ACLA) filed a lawsuit captioned ACLA v. Azar in the U.S. District Court for the District of Columbia to challenge the methodology used by the Department of Health and Human Services in implementing certain aspects of the PAMA legislation. On September 21, 2018, the court entered a Memorandum Opinion dismissing the lawsuit for lack of subject matter jurisdiction. On October 19, 2018, ACLA filed a notice of appeal with respect to that order.
Under the Company's present insurance programs, coverage is obtained for catastrophic exposure as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per-occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. As of September 30, 2018, the Company had provided letters of credit aggregating approximately $72.2, primarily in connection with certain insurance programs. The Company's availability under its revolving credit facility is reduced by the amount of these letters of credit.

11.	PENSION AND POST-RETIREMENT PLANS
The Company’s defined contribution retirement plan (401K Plan) covers substantially all legacy LabCorp employees. All employees eligible for the 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $17.3 and $14.9 for the three months ended September 30, 2018, and 2017, respectively, and was $49.1 and $43.6 during the nine months ended September 30, 2018, and 2017, respectively. As a result of the Covance acquisition, the Company also incurred expense of $16.3 and $14.0 for the Covance 401K plan during the three months ended September 30, 2018, and 2017, respectively, and $51.6 and $42.6 during the nine months ended September 30, 2018, and 2017, respectively. All of the Covance U.S. employees, excluding legacy Chiltern employees, are eligible to participate in the Covance 401K plan, which features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions. Chiltern employees are eligible to participate in the Chiltern 401K plan, which features a maximum 3.0% Company match, based upon a percentage of the employee's contributions.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost for administrative expenses	$1.3	$1.4	$3.9	$4.2
Interest cost on benefit obligation	3.3	3.6	9.8	10.8
Expected return on plan assets	(4.1)	(4.1)	(12.3)	(12.3)
Net amortization and deferral	2.9	2.8	8.8	8.3
Defined benefit plan costs	$3.4	$3.7	$10.2	$11.0
During the three and nine months ended September 30, 2018, the Company contributed $25.3 and $27.1, respectively, to the Company Plan.
As a result of the Covance acquisition, the Company also has a frozen non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company who were formerly employees of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of the net periodic pension cost for the three and nine months ended September 30, 2018, and 2017, are as follows:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$0.1	$0.1	$0.1	$0.2
Settlement gain	—	(0.1)	—	(0.3)
Net periodic pension cost	$0.1	$—	$0.1	$(0.1)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost on benefit obligation	$0.1	$0.1	0.2	0.3
Net amortization and deferral	(0.4)	(1.7)	(1.0)	(5.1)
Post-retirement medical plan benefits	$(0.3)	$(1.6)	$(0.8)	$(4.8)
Also as a result of the Covance acquisition, the Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible retirees at certain U.S. subsidiaries who retire after satisfying service and age requirements. Effective January 1, 2017, this plan ceased directly providing medical, prescription drug and dental coverage options previously available to eligible participants. Instead, the Company will fund the plan through monthly contributions to a Health Reimbursement Arrangement, which can be used by non-Medicare eligible participants to purchase health care insurance through insurance exchanges. The net periodic post-retirement benefit cost for the three months ended September 30, 2018, and 2017, was $(0.1) and $0.5, respectively, and was $(0.3) and $1.5 for the nine months ended September 30, 2018, and 2017, respectively.
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

	U.K. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost for administrative expenses	$0.9	$1.0	$2.7	$2.8
Interest cost on benefit obligation	1.8	1.9	5.7	5.6
Expected return on plan assets	(3.1)	(2.9)	(9.7)	(8.5)
Net (gain) from prior periods	—	0.2	—	0.5
Defined benefit plan costs	$(0.4)	$0.2	$(1.3)	$0.4

Assumptions used to determine defined benefit plan cost
Discount rate	2.5%	2.7%	2.5%	2.7%
Expected return on assets	4.5%	4.7%	4.5%	4.7%
Salary increases	3.6%	3.8%	3.6%	3.8%

	German Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost for administrative expenses	$0.3	$0.3	$0.9	$0.8
Interest cost on benefit obligation	0.1	0.1	0.5	0.4
Defined benefit plan costs	$0.4	$0.4	$1.4	$1.2

Assumptions used to determine defined benefit plan cost
Discount rate	1.7%	1.7%	1.7%	1.7%
Expected return on assets	N/A	N/A	N/A	N/A
Salary increases	2.0%	2.0%	2.0%	2.0%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

12.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2018, and December 31, 2017, is as follows:

			Fair Value Measurements as of
		Fair Value as of	September 30, 2018
	Balance Sheet		Using Fair Value Hierarchy
	Classification	September 30, 2018	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.9	$—	$15.9	$—
Interest rate swap	Other liabilities	0.5	—	0.5	—
Cross currency swap asset	Other assets, net	8.1	—	8.1	—
Cash surrender value of life insurance policies	Other assets, net	69.7	—	69.7	—
Deferred compensation liability	Other liabilities	71.1	—	71.1	—
Contingent consideration	Other liabilities	16.5	—	—	16.5

			Fair Value Measurements as of
		Fair Value as of	December 31, 2017
	Balance Sheet		Using Fair Value Hierarchy
	Classification	December 31, 2017	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.3	$—	$16.3	$—
Interest rate swap	Other assets, net	4.1	—	4.1	—
Cash surrender value of life insurance policies	Other assets, net	64.0	—	64.0	—
Deferred compensation liability	Other liabilities	64.5	—	64.5	—
Contingent consideration	Other liabilities	16.5	—	—	16.5
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $20.3 and $18.8 as of September 30, 2018, and December 31, 2017, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $5,904.8 and $6,078.9 as of September 30, 2018, and December 31, 2017, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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
Interest Rate Swap
The Company is party to two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets or other long-term liabilities, as applicable, and added to or subtracted from the value of the senior notes, with an aggregate fair value of $0.5 (liability) and $4.1 (asset) at September 30, 2018, and December 31, 2017, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations.
Cross Currency Swap
During the first quarter of 2018, the Company entered into six USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps maturing in 2022 and 2025 are included in other long-term assets with an aggregate fair value of $6.6 and $1.5, respectively, as of September 30, 2018. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps is $(16.1) and $8.1 for the three and nine months ended September 30, 2018, respectively, and was recognized as currency translation within the Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Consolidated Statement of Comprehensive Earnings to the Consolidated Statement of Operations during the three or nine months ended September 30, 2018.
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

The Company believes these embedded derivatives had no fair value at September 30, 2018, and December 31, 2017. These embedded derivatives also had no impact on the condensed consolidated statements of operations for the nine months ended September 30, 2018, and 2017, respectively.
Other Derivative Instruments
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of September 30, 2018, and December 31, 2017.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2018	2017
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$276.3	$174.4
Income taxes, net of refunds	235.0	263.7
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	0.3	13.7
Assets acquired under capital leases	—	7.3
Increase (decrease) in accrued property, plant and equipment	6.9	(0.4)

15.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and nine months ended September 30, 2018, and 2017. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes its business unit operations for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
LCD	$1,752.0	$1,754.7	$5,336.3	$5,115.5
CDD	1,081.5	867.1	3,214.1	2,448.7
Intercompany eliminations	(2.2)	(0.4)	(4.5)	(0.9)
Revenues	2,831.3	2,621.4	8,545.9	7,563.3

Operating earnings:
LCD	289.4	336.6	929.2	982.0
CDD	87.9	28.0	195.3	97.8
Unallocated corporate expenses	(33.9)	(37.9)	(106.5)	(105.2)
Total operating income	343.4	326.7	1,018.0	974.6
Other income (expense), net	156.2	(59.9)	35.8	(163.3)
Earnings before income taxes	499.6	266.8	1,053.8	811.3
Provision for income taxes	180.6	92.5	328.1	268.6
Net earnings	319.0	174.3	725.7	542.7
Less (earnings) loss attributable to noncontrolling interests	(0.2)	(2.8)	0.1	(3.4)
Net income attributable to Laboratory Corporation of America Holdings	$318.8	$171.5	$725.8	$539.3

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

1.
changes in government and third-party payer regulations, reimbursement, or coverage policies or other future reforms in the healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., health insurance exchanges) affecting governmental and third-party coverage or reimbursement for commercial laboratory testing, including the impact of the Protecting Access to Medicare Act of 2014 (PAMA);

2.
significant monetary damages, fines, penalties, assessments, refunds, repayments, damage to the Company’s reputation, unanticipated compliance expenditures, and/or exclusion or disbarment from or ineligibility to participate in government programs, among other adverse consequences, arising from enforcement of anti-fraud and abuse laws and other laws applicable to the Company in jurisdictions in which the Company conducts business;

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

6.
fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, damage to the Company’s reputation, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice regulations and similar requirements of various regulatory agencies in jurisdictions in which the Company conducts business;

7.
sanctions or other remedies, including fines, unanticipated compliance expenditures, enforcement actions, damage to the Company’s reputation, injunctions, or criminal prosecution arising from failure to comply with the Animal Welfare Act or similar applicable laws and regulations in jurisdictions in which the Company conducts business;

8.	changes in testing guidelines or recommendations by government agencies, medical specialty societies and other authoritative bodies affecting the utilization of laboratory tests;

9.
changes in applicable government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the United Kingdom (U.K.), the State Drug Administration in China (formerly the China Food and Drug Administration), the Pharmaceutical and Medical Devices Agency in Japan, the European Medicines Agency and similar regulations and policies of agencies in jurisdictions in which the Company conducts business;

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

21.
inability to achieve the expected benefits and synergies of newly-acquired businesses, due to items not discovered in the due-diligence process among others, and impact on the Company's cash position, levels of indebtedness and stock price;

22.	termination, loss, delay, reduction in scope or increased costs of contracts, including large contracts and multiple contracts;

23.	liability arising from errors or omissions in the performance of testing services, contract research services or other contractual arrangements;

24.	changes or disruption in services or supplies provided by third parties, including transportation;

25.	damage or disruption to the Company's facilities;

26.
damage to the Company's reputation, loss of business, or other harm from acts of animal rights activists or potential harm and/or liability arising from animal research activities or the provision of animal research products;

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

INDEX

34	discontinuation or recalls of existing testing products;

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

43.	failure to achieve expected efficiencies and savings in connection with the Company's business process improvement initiatives;

44.	changes in tax laws and regulations or changes in their interpretation, including the Tax Cuts and Jobs Act (TCJA); and

45.	global economic conditions and government and regulatory changes, including, but not limited to the U.K.'s announced intention to exit from the European Union.
GENERAL (dollars in millions, except per share data)
During the nine months ended September 30, 2018, the Company experienced strong revenue growth, driven by acquisitions, organic growth and the benefit of foreign currency translation of 60 basis points, partially offset by the impact from divestitures of (0.4%). In addition, revenue was negatively impacted by approximately 0.5% due to lower volume resulting from the ransomware attack and from Hurricane Florence during the third quarter. The Company defines organic growth as the increase in revenue excluding revenue from acquisitions for the first twelve months after the close of each acquisition. The Company expects overall revenue growth in 2018 of 10.5% to 11.0% over 2017, driven by a combination of acquisitions, strong organic growth and favorable currency translation, offset by the divestiture of businesses.
During the third quarter of 2018, the Company divested its forensic testing services business in the U.K. and its Food Solutions business. Operating income for the divested businesses was $2.4 and $6.1, for the three and nine months ended September 30, 2018, and $2.2 and $10.3, for the three and nine months ended September 30, 2017.
Effective January 1, 2018, the Company adopted the FASB-issued converged standard on revenue recognition (ASC 606), using the full retrospective method. All financial results and comparisons to financial results in 2017 have been restated. This accounting change increased revenue, lowered earnings, and had no impact on cash flow. Bad debt expense within the LCD segment is now classified as a reduction in revenue rather than as a selling, general and administrative expense. Within the CDD segment, the standard impacted the accounting for changes in the scope of work, investigator fees, measures of progress and sales commissions. See Note 1 (Basis of Financial Statement Presentation) to the Company's unaudited condensed consolidated financial statements.
On May 24, 2018, the Company and UnitedHealthcare announced the renewal of their long-term strategic partnership. The Company will continue to serve as UnitedHealthcare’s exclusive national laboratory provider until January 1, 2019. Thereafter, the Company will continue participating as a national provider of laboratory services to all 48 million UnitedHealthcare plan

INDEX

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
On July 16, 2018, the Company reported that it had detected suspicious activity on its information technology network and was taking steps to respond to and contain the activity. The activity was subsequently determined to be a new variant of ransomware affecting certain LCD information technology systems. CDD systems were not directly affected by the ransomware. As part of its response, the Company promptly took certain systems offline to contain and remove the ransomware from its systems. The incident temporarily affected test processing and customer access to test results, and also affected certain other information technology systems involved in conducting Company-wide operations. Operations were returned to normal within a few days of the incident. As part of its in-depth investigation into this incident, the Company engaged outside security experts and worked with authorities, including law enforcement. The investigation determined that the ransomware did not and could not transfer patient or client data outside of Company systems and that there was no theft or misuse of patient or client data. The Company has incurred total expenditures related to addressing this attack of $12.6 in consulting fees and employee overtime during the recovery period following the attack in addition to lost revenue of $9.8.
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
In its continuing assessment of the impact of the passage of the TCJA in the fourth quarter of 2017, the Company recorded a net increase in its provision for income taxes during the first nine months of 2018 (and a decrease of its net earnings), primarily relating to the repatriation tax and state tax. Given the significant changes resulting from the TCJA, the estimated financial impact in the quarter is provisional and subject to further clarification, which could result in changes to these estimates during the remainder of 2018. The Company expects its consolidated effective tax rate to be approximately 29.8% (27.9%, excluding the impact of the divestitures discussed above) in 2018, which will benefit earnings per share and cash flow compared to the effective tax rate in 2017.
RESULTS OF OPERATIONS (dollars in millions)

Three months ended September 30, 2018, compared with three months ended September 30, 2017
Revenues

	Three Months Ended September 30,
	2018	2017	Change
LCD	$1,752.0	$1,754.7	(0.2)%
CDD	1,081.5	867.1	24.7%
Intercompany eliminations	(2.2)	(0.4)	450.0%
Total	$2,831.3	$2,621.4	8.0%
The increase in revenues for the three months ended September 30, 2018, as compared with the corresponding period in 2017 was 8.0%. This was due to growth from acquisitions of 6.5% and organic growth of 2.8%, partially offset by the impact of divestitures of (1.1%) and foreign currency translation of approximately (0.3%). Revenue growth was negatively impacted by approximately 0.5% due to lower volume resulting from the ransomware attack and from Hurricane Florence during the quarter.

LCD revenues for the third quarter were $1,752.0, a decrease of 0.2% compared to revenues of $1,754.7 in the third quarter of 2017. The decrease in revenues was primarily driven by divestitures, the impact of the implementation of PAMA, and foreign currency translation of 0.2%, partially offset by acquisitions and organic volume growth. Growth in volume, measured by requisitions, was 1.8%, of which organic volume growth was 1.3% and acquisition volume growth was 0.8%, partially offset by the impact of divestitures of (0.3%). Volume growth was negatively impacted by 0.5% due to lower volume from the ransomware attack and from Hurricane Florence. Price and mix negatively impacted revenue by 1.7%. The change in price and mix included the impact divestitures of (1.4%), lower reimbursement from the implementation of PAMA of (1.0%), other organic price and mix, as well as acquisitions.
CDD revenues for the third quarter were $1,081.5, an increase of 24.7% over revenues of $867.1 in the third quarter of 2017. The increase was primarily due to acquisitions of 17.9%, as well as organic growth of 7.3% and a decrease from foreign currency translation of 0.5%.

INDEX

Cost of Revenues

	Three Months Ended September 30,
	2018	2017	Change
Cost of revenues	$2,041.4	$1,837.2	11.1%
Cost of revenues as a % of revenues	72.1%	70.1%
Cost of revenues increased 11.1% during the three months ended September 30, 2018, as compared with the corresponding period in 2017. Cost of revenues as a percentage of revenues during the three months ended September 30, 2018, increased to 72.1% as compared to 70.1% in the corresponding period in 2017. The increase is due to the acquisition of Chiltern International Group (Chiltern) during the third quarter of 2017 and an additional $6.8 in employee overtime in connection with the ransomware attack experienced during July. The cost of revenues was also impacted by an increase of 0.4% due to currency fluctuations.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2018	2017	Change
Selling, general and administrative expenses	$381.8	$381.3	0.1%
Selling, general and administrative expenses as a % of revenues	13.5%	14.5%
Selling, general and administrative expenses as a percentage of revenues decreased to 13.5% during the three months ended September 30, 2018, as compared to 14.5% during the corresponding period in 2017.
During the three months ended September 30, 2018, the Company incurred $5.5 in consulting expenses relating to fees incurred as part of its integration and management transition costs. As a direct result of the ransomware attack experienced during July, the Company incurred $5.8 in consulting fees and employee overtime during the recovery period following the attack. In addition, the Company recorded $3.1 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. The Company also reversed $0.2 in accrued expenses incurred as part of integration and management transition costs. These items increased selling, general and administrative expenses by $14.2.
During the three months ended September 30, 2017, the Company incurred legal and other costs of $23.2 relating to acquisition activity. The Company also recorded $3.1 in consulting expenses relating to fees incurred as part of its integration initiatives relating to Covance and Chiltern. In addition, the Company incurred $2.7 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative (all recorded in selling, general and administrative expenses).
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 12.8% and 13.4% during the three months ended September 30, 2018, and 2017, respectively.
The decrease in selling, general and administrative expenses as a percentage of revenues, excluding these charges, is primarily due to the integration of acquisitions. The decrease in selling, general and administrative expenses was also impacted by a net decrease of (0.2%) due to currency fluctuations.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2018	2017	Change
LCD	$23.4	$29.1	(19.6)%
CDD	31.3	25.5	22.7%
Total amortization of intangibles and other assets	$54.7	$54.6	0.2%
The increase in amortization of intangibles and other assets primarily reflects the impact of CDD acquisitions occurring after September 30, 2017, offset by the reduction of amortizable intangible assets pursuant to the divestiture of two LCD business during the third quarter of 2018.
Restructuring and Other Special Charges

	Three Months Ended September 30,
	2018	2017	Change
Restructuring and other special charges	$10.0	$21.6	(53.7)%
During the three months ended September 30, 2018, the Company recorded net restructuring and other special charges of $10.0: $4.1 within LCD and $5.9 within CDD. The charges were comprised of $6.6 related to severance and other personnel costs along with $4.0 in costs associated with facility closures, impairment of land held for sale and general integration initiatives. The

INDEX

charges were offset by the reversal of previously established reserves of $0.4 and $0.2 in unused facility reserves and unused severance reserves, respectively.
During the three months ended September 30, 2017, the Company recorded net restructuring and other special charges of $21.6: $5.2 within LCD and $16.4 within CDD. The charges were comprised of $4.6 related to severance and other personnel costs along with $12.1 in costs associated with facility closures. The Company reversed $0.9 in unused severance reserves. The Company also recognized asset impairment losses of $5.8 related to the termination of a software development project within the CDD segment and the forgiveness of certain indebtedness for LCD customers in areas heavily impacted by hurricanes during the quarter.
Interest Expense

	Three Months Ended September 30,
	2018	2017	Change
Interest expense	$(59.4)	(59.9)	(0.8)%
The decrease in interest expense for the three months ended September 30, 2018, as compared with the corresponding period in 2017, is primarily due to the repayment of the 2.20% senior notes in August 2017 and the repayment of the 2014 term loan offset by the issuance of senior notes in August 2017 and the 2017 term loan in September 2017.
Equity Method Income

	Three Months Ended September 30,
	2018	2017	Change
Equity method income	$3.0	$3.2	(6.3)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income for the three months ended September 30, 2018, as compared with the corresponding period in 2017, was primarily due to the consolidation of a joint venture during the second quarter of 2018 related to the acquisition of PAML which was previously recorded as an equity method investment and offset by increased profitability of the Company's joint ventures.
Other, net

	Three Months Ended September 30,
	2018	2017	Change
Other, net	$209.8	$(3.9)	(5,479.5)%

The change in other, net for the three months September 30, 2018, is primarily due to a gain recognized on the sale of the Food Solutions business of $258.3 offset by a $48.9 loss on the divestiture of the Company's forensic testing services business in the U.K. In addition, the Company reported $1.3 of foreign currency transaction losses for the three months ended September 30, 2018, and $2.2 for the corresponding period in 2017.
Income Tax Expense

	Three Months Ended September 30,
	2018	2017	Change
Income tax expense	$180.6	$92.5	95.2%
Income tax expense as a % of earnings before income taxes	36.1%	34.7%
The Company's 2018 tax rate was favorably impacted by the decrease in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA. The 2018 tax rate was negatively impacted by higher taxes on the disposition of businesses and other provisions of the TCJA, primarily global intangible low-taxed income (GILTI) and the additional provisional expense for the taxes related to the re-measurement of the Company's existing deferred tax balances, the deferred tax revaluation for unremitted foreign earnings, and the one-time repatriation tax. The Company's 2018 and 2017 tax rates were favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate.
As a result of the TCJA, the Company was effectively taxed on all of its previously unremitted foreign earnings. The TCJA also enacts a territorial tax system that allows, for the most part, tax-free repatriation of foreign earnings. The Company has previously considered the earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. In light of the new U.S. territorial tax system, the Company is reviewing its prior position on reinvestment of certain foreign subsidiaries, and during the third quarter of 2018 the Company did not provide any tax expense related to foreign withholding taxes. The Company continues to maintain an indefinite reinvestment assertion for the earnings in the majority of its foreign jurisdictions.

INDEX

Operating Income by Segment

	Three Months Ended September 30,
	2018	2017	Change
LCD operating income	$289.4	$336.6	(14.0)%
LCD operating margin	16.5%	19.2%	(2.7)%
CDD operating income	87.9	28.0	213.9%
CDD operating margin	8.1%	3.2%	4.9%
General corporate expenses	(33.9)	(37.9)	(10.6)%
Total operating income	$343.4	$326.7	5.1%
LCD operating income was $289.4 for the three months ended September 30, 2018, a decrease of 14.0% over operating earnings of $336.6 in the corresponding period of 2017, and LCD operating margin decreased 270 basis points year-over-year. The decline in operating margin was primarily due to the implementation of PAMA and the impact of business disruptions from the ransomware attack and Hurricane Florence, along with increased personnel costs.
CDD operating income was $87.9 for the three months ended September 30, 2018, an increase of 213.9% over operating earnings of $28.0 in the corresponding period of 2017, and CDD operating margin increased 490 basis points year-over-year. The improved operating margin was primarily due to acquisitions and organic growth combined with lower restructuring and other special charges due to the expansion of LaunchPad.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $33.9 for the three months ended September 30, 2018, a decrease of 10.6% over corporate expenses of $37.9 in the corresponding period of 2017. The decrease in corporate expenses in 2018 is primarily due to a reduction in professional services.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Revenues

	Nine Months Ended September 30,
	2018	2017	Change
LCD	$5,336.3	$5,115.5	4.3%
CDD	3,214.1	2,448.7	31.3%
Intercompany eliminations	(4.5)	(0.9)	400.0%
Total	$8,545.9	$7,563.3	13.0%
The increase in revenues for the nine months ended September 30, 2018, as compared with the corresponding period in 2017 was 13.0%. This was due to growth from acquisitions of 10.0%, organic growth of 2.7%, and the benefit from foreign currency translation of approximately 0.6%, partially offset by (0.4%) due to divestitures.
LCD revenues for the nine months ended September 30, 2018, were $5,336.3, an increase of 4.3% over revenues of $5,115.5 in the corresponding period of 2017. The increase in revenues was primarily driven by acquisitions, organic volume (measured by requisitions), and the benefit from foreign currency translation, partially offset by the impact of the implementation of PAMA and divestitures. Growth in volume, measured by requisitions, of 4.8%, was due to organic volume growth of 2.4% and acquisition volume growth of 2.5%, partially offset by the impact of divestitures of (0.1%). Price and mix negatively impacted revenue growth by 0.6%, which included the impact from divestitures of (0.5%), lower reimbursement from the implementation of PAMA of (1.0%), other organic price and mix, as well as acquisitions.
CDD revenues for the nine months ended September 30, 2018, were $3,214.1, an increase of 31.3% over revenues of $2,448.7 in the corresponding period of 2017. The increase was primarily due to acquisitions of 24.1%, as well as organic growth of 5.5% and the benefit from foreign currency translation of 1.7%.
Cost of Revenues

	Nine Months Ended September 30,
	2018	2017	Change
Cost of revenues	$6,141.9	$5,288.6	16.1%
Cost of revenues as a % of revenues	71.9%	69.9%
Cost of revenues increased 16.1% during the nine months ended September 30, 2018, as compared with the corresponding period in 2017. Cost of revenues as a percentage of revenues during the nine months ended September 30, 2018, increased to 71.9% as compared to 69.9% in the corresponding period in 2017. During the nine months ended September 30, 2018, the Company paid a special one-time bonus of $31.1 ($24.8 of which was recorded in cost of revenues) to its non-bonus eligible employees in recognition of the benefits the Company is receiving from the passage of the TCJA. As a direct result of the ransomware attack

INDEX

experienced during July, the Company incurred $6.8 in employee overtime during the recovery period following the attack. The remaining increase is due to the acquisition of Chiltern during the third quarter of 2017. The cost of revenues was also impacted by an increase of 0.6% due to currency fluctuations.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2018	2017	Change
Selling, general and administrative expenses	$1,174.0	$1,081.9	8.5%
Selling, general and administrative expenses as a % of revenues	13.7%	14.3%
Selling, general and administrative expenses as a percentage of revenues decreased to 13.7% during the nine months ended September 30, 2018, as compared to 14.3% during the corresponding period in 2017.
During the nine months ended September 30, 2018, the Company incurred integration and other costs of $43.1 primarily relating to the Chiltern acquisition and sale of the Food Solutions business. As a direct result of the ransomware attack experienced during July, the Company incurred $5.8 in consulting fees incurred during the recovery period following the attack. The Company also recorded $4.3 in consulting expenses relating to the Chiltern integration and management integration costs along with a special one-time bonus of $31.1 ($6.3 of which was recorded in selling, general and administrative expenses) to its non-bonus eligible employees in recognition of the benefits the Company is receiving from the passage of the TCJA. In addition, the Company incurred $7.3 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $66.8.
During the nine months ended September 30, 2017, the Company incurred legal and other costs of $29.8 relating to the recently completed acquisitions. The Company also recorded $8.0 in consulting expenses relating to fees incurred as part of its integration and compensation analysis, along with $0.9 in short-term equity retention arrangements relating to the Covance Inc. acquisition. In addition, the Company incurred $8.2 of non-capitalized costs associated with the implementation of a major system as part of LaunchPad (all recorded in selling, general and administrative expenses).
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 12.9% and 13.7% during the nine months ended September 30, 2018, and 2017, respectively.
The decrease in selling, general and administrative expenses as a percentage of revenues, excluding these charges, is primarily due to integration of acquisitions. The decrease in selling, general and administrative expenses was also impacted by a net increase of 0.3% due to currency fluctuations.
Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2018	2017	Change
LCD	$79.9	$85.4	(6.4)%
CDD	95.6	68.2	40.2%
Total amortization of intangibles and other assets	$175.5	$153.6	14.3%
The increase in amortization of intangibles and other assets primarily reflects the impact of CDD acquisitions occurring after September 30, 2017, offset by the reduction of amortizable intangible assets pursuant to the divestiture of two LCD businesses during the third quarter of 2018.
Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2018	2017	Change
Restructuring and other special charges	$36.5	$64.6	(43.5)%
During the nine months ended September 30, 2018, the Company recorded net restructuring and other special charges of $36.5: $13.2 within LCD and $23.3 within CDD. The charges were comprised of $30.0 related to severance and other personnel costs and $8.8 in costs associated with facility closures, impairment of land held for sale and general integration initiatives. The charges were offset by the reversal of previously established reserves of $1.2 and $1.1 in unused facility reserves and unused severance reserves, respectively.
During the nine months ended September 30, 2017, the Company recorded net restructuring and other special charges of $64.6: $14.0 within LCD and $50.6 within CDD. The charges were comprised of $27.2 related to severance and other personnel costs along with $18.0 in costs associated with facility closures. The Company reversed previously established reserves of $1.4 in unused severance reserves and $0.1 in unused facility reserves. Also, included in the net restructuring and other special charges is an

INDEX

impairment loss of $20.9 related to the termination of a software development project within the CDD segment and the forgiveness of certain indebtedness for LCD customers in areas heavily impacted by hurricanes during the quarter.
Interest Expense

	Nine Months Ended September 30,
	2018	2017	Change
Interest expense	$(186.0)	(167.3)	11.2%
The increase in interest expense for the nine months ended September 30, 2018, as compared with the corresponding period in 2017, is primarily due to the issuance of senior notes and the addition of the new term loan, partially offset by the repayment of the 2.20% senior notes in August 2017 and the 2014 term loan.
Equity Method Income

	Nine Months Ended September 30,
	2018	2017	Change
Equity method income	$8.5	$10.0	(15.0)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income for the nine months ended September 30, 2018, as compared with the corresponding period in 2017, was primarily due to the consolidation of a joint venture during the second quarter of 2018 related to the acquisition of PAML which was previously recorded as an equity method investment.
Other, net

	Nine Months Ended September 30,
	2018	2017	Change
Other, net	$209.1	$(7.4)	(2,925.7)%

The change in other, net for the nine months ended September 30, 2018, is primarily due to a gain recognized on the sale of the Food Solutions business of $258.3 offset by a $48.9 loss on the disposition of the Company's forensic testing services business in the U.K. In addition, foreign currency transaction losses were $2.3 and $5.3, respectively, for the 2018 and 2017 periods presented.
Income Tax Expense

	Nine Months Ended September 30,
	2018	2017	Change
Income tax expense	$328.1	$268.6	22.2%
Income tax expense as a % of earnings before income taxes	31.1%	33.1%
The Company's 2018 tax rate was favorably impacted by the decrease in the U.S. federal corporate income tax rate from 35% to 21% as a result of the TCJA. The 2018 tax rate was negatively impacted by higher taxes on the disposition of businesses and other provisions of the TCJA, primarily GILTI and the additional provisional expense for the taxes related to the re-measurement of the Company's existing deferred tax balances, the deferred tax revaluation for unremitted foreign earnings, and the one-time repatriation tax. The Company's 2018 and 2017 tax rates were favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate.
As a result of the TCJA, the Company was effectively taxed on all of its previously unremitted foreign earnings. The TCJA also enacts a territorial tax system that allows, for the most part, tax-free repatriation of foreign earnings. The Company has previously considered the earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. In light of the new U.S. territorial tax system, the Company is reviewing its prior position on reinvestment of certain foreign subsidiaries, and during the nine months ended September 30, 2018, provided $0.5 of tax expense primarily related to foreign withholding taxes. The Company continues to maintain an indefinite reinvestment assertion for the earnings in the majority of its foreign jurisdictions.

INDEX

Operating Income by Segment

	Nine Months Ended September 30,
	2018	2017	Change
LCD operating income	$929.2	$982.0	(0.5)%
LCD operating margin	17.4%	19.2%	(1.8)%
CDD operating income	195.3	97.8	99.7%
CDD operating margin	6.1%	4.0%	2.1%
General corporate expenses	(106.5)	(105.2)	(1.2)%
Total operating income	$1,018.0	$974.6	4.5%
LCD operating income was $929.2 for the nine months ended September 30, 2018, a decrease of 0.5% over operating earnings of $982.0 in the corresponding period of 2017, and LCD operating margin decreased 180 basis points year-over-year. The decrease in margin was primarily due to the implementation of PAMA and the impact of business disruptions from the ransomware attack and Hurricane Florence, along with increased personnel costs. Operating margins were also impacted by the special one-time bonus paid to its non-bonus eligible employees, partially offset by strong revenue growth.
CDD operating income was $195.3 for the nine months ended September 30, 2018, an increase of 99.7% over operating earnings of $97.8 in the corresponding period of 2017, and CDD operating margin increased 210 basis points year-over-year. The improved operating margin was primarily due to acquisitions and organic growth combined with lower restructuring and other special charges due to the expansion of LaunchPad partially offset by the special one-time bonus to its non-bonus eligible employees.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $106.5 for the nine months ended September 30, 2018, an increase of 1.2% over corporate expenses of $105.2 in the corresponding period of 2017. The increase in corporate expenses in 2018 is primarily due to an increase in professional services.
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
During the nine months ended September 30, 2018, and 2017, respectively, the Company's cash flows were as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$819.0	$933.1
Net cash provided by (used for) investing activities	353.6	(2,050.4)
Net cash (used for) provided by financing activities	(587.0)	1,073.5
Effect of exchange rate on changes in cash and cash equivalents	(9.6)	19.3
Net change in cash and cash equivalents	$576.0	$(24.5)
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2018 and 2017, totaled $892.6 and $409.3, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the nine months ended September 30, 2018, the Company's operations provided $819.0 of cash as compared to $933.1 during the same period in 2017. The $114.1 decrease in cash provided from operations in 2018 as compared with the corresponding 2017 period is primarily due to the payment of the special $31.1 one-time bonus and working capital needs to support the growth in the business, along with incremental costs of the ransomware attack.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2018, was $353.6 as compared to net cash used for investing activities of $2,050.4 for the nine months ended September 30, 2017. The change in cash provided by (used for) investing activities was primarily due to fewer business acquisitions during the nine months ended September 30, 2018, and proceeds received for the sale of held for sale assets. Capital expenditures were $257.6 and $216.8 for the nine months ended September 30, 2018, and 2017, respectively. The Company expects capital expenditures in 2018 to be approximately 3.5% of revenues primarily in connection with projects to support growth in the Company's core businesses, including projects related to

INDEX

LaunchPad. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2018, was $587.0 compared to net cash provided by financing activities of $1,073.5 for the nine months ended September 30, 2017. The change in the cash provided by (used for) financing activities for nine months ended September 30, 2018, as compared to 2017, was primarily the result of debt proceeds received during the third quarter of 2017 for the financing of the Chiltern acquisition.
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
On December 19, 2014, the Company entered into a five-year term loan credit facility in the principal amount of $1,000.0 for the purpose of financing a portion of the cash consideration and the fees and expenses in connection with the transactions contemplated by the acquisition of Covance. The term loan credit facility was advanced in full on the Covance acquisition date and was amended on July 13, 2016, and further amended on September 15, 2017. The 2014 term loan balance at December 31, 2017, was $72.0. The Company paid off the 2014 term loan during the second quarter of 2018.
On September 15, 2017, the Company entered into a new $750.0 term loan. The 2017 term loan facility will mature on September 15, 2022. The 2017 term loan balance was $527.0 and $750.0 at September 30, 2018, and December 31, 2017, respectively.
On September 15, 2017, the Company also entered into an amendment and restatement of its existing senior revolving credit facility, which was originally entered into on December 21, 2011, amended and restated December 19, 2014, and further amended on July 13, 2016. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The outstanding balance on the Company's revolving credit facility was $0.0 at September 30, 2018, and December 31, 2017.
Under the Company's term loan credit facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facilities and the revolving credit facility at September 30, 2018. As of September 30, 2018, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.1 to 1.0.
As of September 30, 2018, the effective interest rate on the 2017 term loan was 3.37%.

As of September 30, 2018, the Company provided letters of credit aggregating $72.2, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually.
During the nine months ended September 30, 2018, the Company purchased 1.7 shares of its common stock at a total cost of $300.0. On April 24, 2018, the board authorized an increase in the Company’s share repurchase program to a total of 1,000.0. The repurchase authorization has no expiration.
The Company had a $27.4 reserve for unrecognized income tax benefits, including interest and penalties, as of September 30, 2018, and December 31, 2017. Substantially all of these tax reserves are classified in other long-term liabilities in the Company's Condensed Consolidated Balance Sheets.
Zero-coupon Subordinated Notes
On September 11, 2018, the Company announced that for the period from September 11, 2018, to March 8, 2019, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 7, 2018, in addition to the continued accrual of the original issue discount.

INDEX

During the nine months ended September 30, 2018, the Company settled notices to convert $0.3 aggregate principal amount of its zero-coupon subordinated notes with a conversion value of $0.7. The total cash used for these settlements was $0.3 and the Company also issued 0.0 shares of common stock. As a result of these conversions, the Company also reversed deferred tax liabilities of $0.2.
On October 1, 2018, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006, between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2018, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Monday, December 31, 2018. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
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
Foreign Currency Exchange Rates
Approximately 14.0% of the Company's net revenues for the nine months ended September 30, 2018, and approximately 10.4% of those for the nine months ended September 30, 2017, were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the first nine months of 2018 and the year ended December 31, 2017, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the three and nine months ended September 30, 2018, by approximately $1.1 and $3.5, respectively. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(82.2) and $278.7 at September 30, 2018, and 2017, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2018, the Company had 34 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through October 2018 with a notional value totaling approximately $413.1. At December 31, 2017, the Company had 26 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2018 with a notional value totaling approximately $360.5.
The Company is party to six USD to Swiss Franc cross currency swap agreements with an aggregate notional amount of $600.0, maturing in 2022 and 2025, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.

INDEX

Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of September 30, 2018, the Company had $0.0 and $527.0, respectively, of unhedged variable rate debt from the 2014 and 2017 term loan credit facilities and $0.0 outstanding on its revolving credit facility. As of December 31, 2017, the Company had no outstanding balance on its revolving credit facility, $72.0 on its 2014 term loan facility and $750.0 on its 2017 term loan facility.
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
ITEM 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in millions)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended September 30, 2018, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 - July 31	0.4	$182.75	0.4	$925.5
August 1 - August 31	0.4	177.54	0.4	843.5
September 1 - September 30	—	—	—	843.5
	0.8	$179.86	0.8
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

October 30, 2018