Form 10-Q
period 2019-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2019-05-03
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Securities registered pursuant to Section 12(b) of the Exchange Act.

Title of Each Class            Trading Symbol            Name of exchange on which registered
Common Stock, $0.10 par value        LH                New York Stock Exchange
The number of shares outstanding of the issuer's common stock is 98.5 million shares, net of treasury stock as of May 1, 2019.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$348.8	$426.8
Accounts receivable	1,563.0	1,467.9
Unbilled services	422.7	394.4
Supplies inventories	233.7	237.3
Prepaid expenses and other	317.1	309.0
Total current assets	2,885.3	2,835.4
Property, plant and equipment, net	2,457.9	1,740.3
Goodwill, net	7,385.9	7,360.3
Intangible assets, net	3,884.9	3,911.1
Joint venture partnerships and equity method investments	66.9	60.5
Deferred income tax assets	1.7	1.7
Other assets, net	288.2	276.0
Total assets	$16,970.8	$16,185.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$592.2	$634.6
Accrued expenses and other	797.3	870.0
Unearned revenue	364.6	356.4
Short-term operating lease liabilities	263.4	—
Short-term finance lease liabilities	7.7	7.9
Short-term borrowings and current portion of long-term debt	501.7	10.0
Total current liabilities	2,526.9	1,878.9
Long-term debt, less current portion	5,495.6	5,990.9
Operating lease liabilities	502.4	—
Financing lease liabilities	48.7	51.0
Deferred income taxes and other tax liabilities	959.1	940.0
Other liabilities	307.3	334.0
Total liabilities	9,840.0	9,194.8
Commitments and contingent liabilities
Noncontrolling interest	19.5	19.1
Shareholders’ equity:
Common stock, 98.7 and 98.9 shares outstanding at March 31, 2019 and December 31, 2018, respectively	11.6	11.7
Additional paid-in capital	1,401.3	1,451.1
Retained earnings	7,265.4	7,079.8
Less common stock held in treasury	(1,127.5)	(1,108.1)
Accumulated other comprehensive loss	(439.5)	(463.1)
Total shareholders’ equity	7,111.3	6,971.4
Total liabilities and shareholders’ equity	$16,970.8	$16,185.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$2,791.2	$2,848.3
Cost of revenues	2,001.5	2,069.3
Gross profit	789.7	779.0
Selling, general and administrative expenses	393.8	397.0
Amortization of intangibles and other assets	57.1	62.3
Restructuring and other special charges	20.6	14.3
Operating income	318.2	305.4
Other income (expenses):
Interest expense	(56.7)	(63.5)
Equity method income, net	3.0	2.5
Investment income	0.6	0.6
Other, net	(10.4)	(3.5)
Earnings before income taxes	254.7	241.5
Provision for income taxes	68.8	69.0
Net earnings	185.9	172.5
Less: Net (earnings) loss attributable to the noncontrolling interest	(0.3)	0.7
Net earnings attributable to Laboratory Corporation of America Holdings	$185.6	$173.2

Basic earnings per common share	$1.88	$1.70
Diluted earnings per common share	$1.86	$1.67

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net earnings	$185.9	$172.5
Foreign currency translation adjustments	21.6	39.4
Net benefit plan adjustments	2.7	2.9
Other comprehensive earnings before tax	24.3	42.3
(Provision) benefit for income tax related to items of other comprehensive earnings	(0.7)	10.2
Other comprehensive earnings, net of tax	23.6	52.5
Comprehensive earnings	209.5	225.0
Less: Net (earnings) loss attributable to the noncontrolling interest	(0.3)	0.7
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$209.2	$225.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2017	$12.0	$1,989.8	$6,196.1	$(1,060.1)	$(333.7)	$6,804.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	173.2	—	—	173.2
Other comprehensive earnings, net of tax	—	—	—	—	52.5	52.5
Issuance of common stock under employee stock plans	—	28.4	—	—	—	28.4
Net share settlement tax payments from issuance of stock to employees	—	—	—	(25.0)	—	(25.0)
Conversion of zero-coupon convertible debt	—	—	—	—	—	—
Stock compensation	—	25.8	—	—	—	25.8
Purchase of common stock	—	(75.0)	—	—	—	(75.0)
BALANCE AT MARCH 31, 2018	$12.0	$1,969.0	$6,369.3	$(1,085.1)	$(281.2)	$6,984.0

BALANCE AT DECEMBER 31, 2018	$11.7	$1,451.1	$7,079.8	$(1,108.1)	$(463.1)	$6,971.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	185.6	—	—	185.6
Other comprehensive earnings, net of tax	—	—	—	—	23.6	23.6
Issuance of common stock under employee stock plans	—	24.7	—	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	—	—	(19.4)	—	(19.4)
Conversion of zero-coupon convertible debt	—	—	—	—	—	—
Stock compensation	—	25.5	—	—	—	25.5
Purchase of common stock	(0.1)	(100.0)	—	—	—	(100.1)
BALANCE AT MARCH 31, 2019	$11.6	$1,401.3	$7,265.4	$(1,127.5)	$(439.5)	$7,111.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$185.9	$172.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	137.3	142.8
Stock compensation	25.5	25.8
Loss on sale of assets	6.0	1.7
Amortization of operating lease right-of-use assets	61.2	—
Cumulative earnings more than distributions from equity method investments	(0.8)	(0.5)
Asset impairment	—	2.3
Deferred income taxes	17.1	36.0
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(90.8)	(53.6)
Increase in unbilled services	(26.4)	(22.8)
Decrease in inventories	3.4	1.4
Decrease (increase) in prepaid expenses and other	7.2	(33.8)
Decrease in accounts payable	(28.8)	(59.8)
Increase in unearned revenue	5.6	26.2
Decrease in accrued expenses and other	(136.6)	(58.5)
Net cash provided by operating activities	165.8	179.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(94.2)	(72.5)
Proceeds from sale of assets	3.9	0.1
Proceeds from sale of investment	0.4	—
Investments in equity affiliates	(3.3)	(1.9)
Acquisition of businesses, net of cash acquired	(47.3)	—
Net cash used for investing activities	(140.5)	(74.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	133.2	229.7
Payments on revolving credit facilities	(133.2)	(214.7)
Payments on zero-coupon subordinated notes	(5.2)	—
Noncontrolling interest distributions	(0.2)	(5.6)
Payments on long-term lease obligations	(3.0)	(2.8)
Net share settlement tax payments from issuance of stock to employees	(19.4)	(25.0)
Net proceeds from issuance of stock to employees	24.7	28.4
Purchase of common stock	(100.1)	(75.0)
Net cash used for financing activities	(103.2)	(65.0)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	4.7
Net (decrease) increase in cash and cash equivalents	(78.0)	45.1
Cash and cash equivalents at beginning of period	426.8	316.7
Cash and cash equivalents at end of period	$348.8	$361.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION
Laboratory Corporation of America® Holdings together with its subsidiaries (the Company) is a leading global life sciences company that is deeply integrated in guiding patient care, providing comprehensive clinical laboratory and end-to-end drug development services. The Company’s mission is to improve health and improve lives by delivering world-class diagnostic solutions, bringing innovative medicines to patients faster and using technology to provide better care. The Company serves a broad range of customers, including managed care organizations (MCOs), biopharmaceutical companies, medical device companies, governmental agencies, physicians and other healthcare providers (e.g., physician assistants and nurse practitioners, generally referred to herein as physicians), hospitals and health systems, employers, patients and consumers, contract research organizations (CROs) and independent clinical laboratories. Prior to the sale of its Covance Food Solutions (CFS) business on August 1, 2018, the Company's customers also included food and nutritional companies. The Company believes that it generated more revenue from laboratory testing than any other company in the world in 2018.
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 16 (Business Segment Information). During the three months ended March 31, 2019, LCD and CDD contributed approximately 62% and 38%, respectively, of revenues to the Company.
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s 2018 Annual Report on Form 10-K. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
Recently Adopted Guidance
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company has elected to utilize the short-term lease exemption and not record leases with initial terms of 12 months or less on the balance sheet. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and direct financing leases.
The Company adopted the standard on January 1, 2019, using the effective date method, as such comparative periods were not adjusted and are presented in accordance with lease guidance in effect for that period. The Company elected the package of practical expedients, which includes not reassessing whether existing contracts contain leases under the new definition of a lease,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

reassessing the classification of existing leases, and reassessing whether previously capitalized initial direct costs qualify for capitalization under the new standard. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term.
Operating lease assets and liabilities are recognized at the commencement date, based on the present value of the future minimum lease payments over the lease term. A certain number of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into the Company's determination of lease payments. The Company also has variable lease payments that do not depend on a rate or index, for items such as volume purchase commitments, which are recorded as variable cost when incurred. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to discount payments to the present value. Some operating leases contain renewal options, some of which also include options to early terminate the leases. The exercise of these options is at the Company's discretion. The Company determined that all renewal options within leases for main laboratories, STAT laboratories, branches or combination sites were reasonably possible to be exercised and therefore are included in the accounting lease term.
The standard had a material impact in the consolidated balance sheets, but no material impact in the consolidated income statements. The most significant impact was the recognition of right of use (ROU) assets and lease liabilities for operating leases, while the accounting for finance leases remained unchanged.
Financial Instruments
In July 2017, the FASB issued a new accounting standard intended to reduce the complexity associated with the issuer's accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a free-standing equity-linked financial instrument (or embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The Company adopted this standard effective January 1, 2019. The adoption of this standard did not have a material impact on the consolidated financial statements.
New Accounting Pronouncements
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
Reclassifications and Revisions
The Company adopted Accounting Standard Update 2016-09 Compensation - Stock Compensation (Topic 718) during 2016 and incorrectly classified payments made to tax authorities for withheld shares from an employee’s equity award as cash flows from operating activities versus cash flows from financing activities. As a result, the Company has revised the consolidated statement of cash flows for these tax payments of $25.0 for the three months ended March 31, 2018, from operating activities to financing activities. The Company concluded that these errors were not material individually or in the aggregate to any of the periods impacted.
In conjunction with the adoption of the new lease standard, the Company reclassified the capital lease asset balance of $44.4 at December 31, 2018, from Property, plant and equipment, net to Other assets.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

2.	REVENUE
The Company's revenue by segment payers/customer groups for the three months ended March 31, 2019, and 2018 is as follows:

	For the Three Months Ended March 31, 2019
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	9%	—%	—%	—%	—%	—%	9%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	59%	3%	—%	—%	—%	—%	62%

CDD
Biopharmaceutical and medical device companies	19%	—%	4%	5%	3%	7%	38%

Total revenues	78%	3%	4%	5%	3%	7%	100%

	For the Three Months Ended March 31, 2018
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	1%	—%	—%	—%	18%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	9%	—%	—%	—%	—%	—%	9%
Third-party	25%	2%	—%	—%	—%	—%	27%
Total LCD revenues by payer	58%	3%	1%	—%	—%	—%	62%

CDD
Biopharmaceutical and medical device companies	19%	—%	3%	5%	4%	7%	38%

Total revenues	77%	3%	4%	5%	4%	7%	100%
Contract costs
CDD incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 12 months to 57 months, depending on the business. For businesses that enter into primarily short-term contracts, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
CDD incurs costs to fulfill contracts with customers, which are recoverable through the service fees in the contract. Contract fulfillment costs include software implementation costs and setup costs for certain endpoint and market access solutions. These costs are recognized as assets and amortized over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. This period typically ranges from 24-60 months. Amortization of deferred contract fulfillment costs is included in cost of goods sold.

	March 31, 2019	December 31, 2018
Sales commission assets	$26.7	$24.2
Deferred contract fulfillment costs	13.6	12.9
Total	$40.3	$37.1

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Amortization related to sales commission assets and associated payroll taxes for the three-month periods ended March 31, 2019, and 2018, was $4.5 and $4.2, respectively. Amortization related to deferred contract fulfillment costs for the three-month periods ended March 31, 2019, and 2018, was $1.8 and $0.6, respectively. Impairment expense related to contract costs was immaterial to the Company’s consolidated statement of operations.
Contract Assets and Liabilities
The following table provides information about receivables, unbilled services, and unearned revenue (contract liabilities) from contracts with customers for the CDD segment. Unbilled services are comprised primarily of unbilled receivables, but also include contract assets. A contract asset is recorded when a right to payment has been earned for work performed, but billing and payment for that work is determined by certain contractual milestones, whereas unbilled receivables are billable upon the passage of time. While CDD attempts to negotiate terms that provide for billing and payment of services prior or in close proximity to the provision of services, this is not always possible and there are fluctuations in the level of unbilled services and unearned revenue from period to period.

	March 31, 2019	December 31, 2018
Receivables, which are included in Accounts Receivable, net	$716.1	$693.6
Unbilled services	425.4	396.9
Unearned revenue	362.0	354.1
Revenue recognized during the period, which was included in the unearned revenue balance at the beginning of the period for the three-month period ended March 31, 2019 was $103.6. Bad debt expense on receivables for the three-month periods ended March 31, 2019 and 2018, was immaterial to the Company’s consolidated statement of operations.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within the CDD segment. The amount of existing performance obligations under such long-term contracts unsatisfied as of March 31, 2019, was $3,950.4. The Company expects to recognize approximately 33% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company's long-term contracts generally range from 1 to 8 years.
Within CDD, revenue of $39.7 and $22.1 was recognized during the three months ended March 31, 2019, and 2018, respectively, from performance obligations that were satisfied in previous periods. This revenue comes from adjustments related to changes in scope and estimates in full service clinical studies.

3.	BUSINESS ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2019, the Company acquired various businesses and related assets for approximately $47.3 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $24.8 in identifiable intangible assets and a residual amount of goodwill of approximately $22.1. These acquisitions were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the Company's CRO services.
The Company divested its food solutions and forensic testing services business in the U.K. and the U.S. in 2018. Total operating income for the three divested businesses was $2.0 for the three months ended March 31, 2018.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2019			2018
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$185.6	98.6	$1.88	$173.2	101.9	$1.70
Dilutive effect of employee stock options and awards	—	0.9		—	1.5
Net earnings including impact of dilutive adjustments	$185.6	99.5	$1.86	$173.2	103.4	$1.67
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Stock options	0.3	0.1

5.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the three months ended March 31, 2019, the Company recorded net restructuring and other special charges of $20.6: $13.1 within LCD and $7.5 within CDD. The charges were comprised of $16.8 related to severance and other personnel costs and $3.3 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were increased by the adjustment of previously established reserves of $0.5 in severance reserves.
During the three months ended March 31, 2018, the Company recorded net restructuring and other special charges of $14.3: $3.6 within LCD and $10.7 within CDD. The charges were comprised of $11.3 related to severance and other personnel costs, $1.2 in costs associated with facility closures and general integration initiatives, and $2.3 in impairment to land held for sale. The Company reversed previously established reserves of $0.5 in unused facility reserves.
The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Facility Costs	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2018	$2.1	$7.4	$6.5	$27.6	$43.6
Reclassification for ASC 842 adoption	—	(5.7)	—	(27.1)	(32.8)
Restructuring charges	9.9	1.4	6.9	0.2	18.4
Adjustments to prior restructuring accruals	0.1	—	0.4	—	0.5
Impairment of operating lease right-of-use asset	—	1.7	—	—	1.7
Cash payments and other adjustments	(10.9)	(2.0)	(4.2)	1.4	(15.7)
Balance as of March 31, 2019	$1.2	$2.8	$9.6	$2.1	$15.7
Current					$15.7
Non-current					—
					$15.7

6.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2019, are as follows:

	LCD	CDD	Total
Balance as of January 1	$3,638.8	$3,721.5	$7,360.3
Goodwill acquired during the period	7.8	14.3	22.1
Adjustments to goodwill	0.2	3.3	3.5
Balance at March 31	$3,646.8	$3,739.1	$7,385.9

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The components of identifiable intangible assets are as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,135.5	$(1,188.9)	$2,946.6	$4,119.4	$(1,146.7)	$2,972.7
Patents, licenses and technology	449.3	(217.4)	231.9	447.3	(211.2)	236.1
Non-compete agreements	78.1	(55.1)	23.0	76.8	(53.7)	23.1
Trade names	405.1	(195.6)	209.5	404.0	(189.1)	214.9
Land use right	10.8	(4.5)	6.3	10.8	(4.1)	6.7
Canadian licenses	467.6	—	467.6	457.6	—	457.6
	$5,546.4	$(1,661.5)	$3,884.9	$5,515.9	$(1,604.8)	$3,911.1
Amortization of intangible assets for the three-month periods ended March 31, 2019, and 2018, was $57.1 and $62.3, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $169.1 for the remainder of fiscal 2019, $218.5 in fiscal 2020, $211.9 in fiscal 2021, $206.0 in fiscal 2022, $202.3 in fiscal 2023 and $2,409.5 thereafter.
7. LEASES

The Company has operating and finance leases for patient service centers, STAT laboratories, corporate offices, vehicles, and certain equipment. Leases have remaining lease terms of less than a year to 15 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

Three Months Ended March 31, 2019
Operating lease cost	$61.2

Finance lease cost:
Amortization of right-of-use assets	$1.4
Interest on lease liabilities	0.8
Total finance lease cost	$2.2
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(62.0)
Operating cash flows from finance leases	(0.5)
Financing cash flows from finance leases	(3.0)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35.7
Finance leases	—
Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases
Operating lease right-of-use assets (included in Property, plant and equipment, net)	$717.9

Short-term operating lease liabilities	263.4
Operating lease liabilities	502.4
Total operating lease liabilities	$765.8

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

March 31, 2019
Finance Leases
Finance lease right-of-use assets (included in Other assets)	$43.6

Short-term finance lease liabilities	$7.7
Finance lease liabilities	48.7
Total finance lease liabilities	$56.4

Weighted Average Remaining Lease Term
Operating leases	5.3
Finance leases	6.6

Weighted Average Discount Rate
Operating leases	4.0%
Finance leases	4.6%
Maturities of lease liabilities are as follows:

Three Months Ended March 31, 2019	Operating Leases	Finance Leases

2019	$208.0	$10.9
2020	196.1	13.8
2021	108.8	12.0
2022	75.6	10.8
2023	54.0	10.7
Thereafter	161.4	34.3
Total lease payments	803.9	92.5
Less imputed interest	(38.1)	(36.1)
Total	$765.8	$56.4
Rental expense for short term leases with a term less than one year for the three months ended March 31, 2019, amounted to $3.3. The Company has variable lease payments that do not depend on a rate or index, primarily for purchase volume commitments, which are recorded as variable cost when incurred. Total variable payments for the three months ended March 31, 2019, were $4.5. As of March 31, 2019, the Company has entered into approximately 50 additional operating leases, primarily for patient service centers, that have not yet commenced and are not significant to the overall lease portfolio. These operating leases will commence in 2019 with lease terms of less than a year to 10 years.
The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with non-cancelable terms of one year or more at December 31, 2018, under Accounting Standards Codification 840 are as follows:

Year Ended December 31,	Operating Leases	Finance Leases

2019	$191.1	$8.6
2020	145.4	8.0
2021	107.0	6.7
2022	80.9	6.0
2023	61.5	6.5
Thereafter	155.6	23.1
Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $85.7 for the three months ended March 31, 2018.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

8.	DEBT
Short-term borrowings and the current portion of long-term debt at March 31, 2019, and December 31, 2018, consisted of the following:

	March 31, 2019	December 31, 2018
Zero-coupon convertible subordinated notes	$1.4	$8.7
2.625% senior notes due 2020	500.0	—
Debt issuance costs	(1.5)	(0.5)
Current portion of note payable	1.8	1.8
Total short-term borrowings and current portion of long-term debt	$501.7	$10.0
Long-term debt at March 31, 2019, and December 31, 2018, consisted of the following:

	March 31, 2019	December 31, 2018
2.625% senior notes due 2020	$—	$500.0
4.625% senior notes due 2020	599.4	597.0
3.20% senior notes due 2022	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
4.70% senior notes due 2045	900.0	900.0
2017 Term loan	527.0	527.0
Debt issuance costs	(37.4)	(40.2)
Note payable	6.6	7.1
Total long-term debt	$5,495.6	$5,990.9
Senior Notes
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets or other long-term liabilities, as applicable, and added to or subtracted from the value of the senior notes, with an aggregate fair value liability of $0.6 at March 31, 2019, and $3.1 at December 31, 2018.
Zero-Coupon Subordinated Notes
On March 11, 2019, the Company announced that for the period from March 11, 2019, to September 10, 2019, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended August 27, 2019, in addition to the continued accrual of the original issue discount.
During the three months ended March 31, 2019, the Company settled notices to convert $7.7 aggregate principal amount of its zero-coupon subordinated notes with a conversion value of $14.5. The total cash used for these settlements was $7.3. As a result of these conversions, the Company also reversed deferred tax liabilities of $1.7.
On April 1, 2019, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006, between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2019, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, June 28, 2019. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under its revolving credit facility.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Credit Facilities
On September 15, 2017, the Company entered into a new $750.0 term loan facility in addition to its then existing $1,000.0 term loan entered into in December 2014. The 2017 term loan facility will mature on September 15, 2022. The Company paid off the 2014 term loan during the second quarter of 2018.
The 2017 term loan facility accrues interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin ranging from 0.875% to 1.50%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.50%. The 2017 term loan balance at March 31, 2019, was $527.0 and at December 31, 2018, was $527.0. As of March 31, 2019, the effective interest rate on the 2017 term loan was 3.62%.
The Company entered into a senior unsecured revolving credit facility on December 21, 2011, which was amended and restated on December 19, 2014, further amended on July 13, 2016, and further amended and restated on September 15, 2017. The revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The Company had no outstanding balances on its revolving credit facility at March 31, 2019, or December 31, 2018.
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
Under the term loan facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the term loan facilities and the revolving credit facility at March 31, 2019. As of March 31, 2019, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.0 to 1.0.
As of March 31, 2019, the Company had provided letters of credit aggregating approximately $72.2, primarily in connection with certain insurance programs. The Company's availability under its revolving credit facility is reduced by the amount of these letters of credit.
9. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares are recorded at aggregate cost. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2019, and December 31, 2018.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2018	122.4	(23.5)	98.9
Common stock issued under employee stock plans	0.7	—	0.7
Surrender of restricted stock and performance share awards	(0.1)	—	(0.1)
Retirement of common stock	—	(0.8)	(0.8)
Common shares at March 31, 2019	123.0	(24.3)	98.7
 Share Repurchase Program
At the end of 2018, the Company had outstanding authorization from the board of directors to purchase up to $443.5 of Company common stock. During January 2019, the Company purchased 0.8 shares of its common stock at a total cost of $100.1 under this plan. On February 6, 2019, the board of directors replaced the Company's existing share repurchase plan with a new plan authorizing repurchase of up to $1.25 billion of the Company's shares and no shares have been repurchased under this plan. The repurchase authorization has no expiration.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2018	$(389.8)	$(73.3)	$(463.1)
Other comprehensive earnings before reclassifications	21.6	2.7	24.3
Tax effect of adjustments	—	(0.7)	(0.7)
Balance at March 31, 2019	$(368.2)	$(71.3)	$(439.5)

10.	INCOME TAXES
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
The gross unrecognized income tax benefits were $17.2 and $18.0 at March 31, 2019, and December 31, 2018, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of March 31, 2019, and December 31, 2018, $17.2 and $18.0, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $9.0 and $8.7 as of March 31, 2019, and December 31, 2018, respectively.
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
The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes; commercial and contract disputes; professional liability claims; employee-related matters; and inquiries, including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers and MCOs reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other parties, including physicians and other health care providers. The Company works cooperatively to respond to appropriate requests for information.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

In December 2014, the Company received a Civil Investigative Demand issued pursuant to the U.S. False Claims Act from the U.S. Attorney's Office for South Carolina, which requested information regarding alleged remuneration and services provided by the Company to physicians who also received draw and processing/handling fees from competitor laboratories Health Diagnostic Laboratory, Inc. (HDL) and Singulex, Inc. (Singulex). The Company cooperated with the request. On April 4, 2018, the U.S. District Court for the District of South Carolina, Beaufort Division, unsealed a False Claims Act lawsuit, United States of America ex rel. Scarlett Lutz, et al. v. Laboratory Corporation of America Holdings, which alleges that the Company's financial relationships with referring physicians violate federal and state anti-kickback statutes. The Plaintiffs' Fourth Amended Complaint further alleges that the Company conspired with HDL and Singulex in violation of the Federal False Claims Act and the California and Illinois insurance fraud prevention acts by facilitating HDL's and Singulex's offers of illegal inducements to physicians and the referral of patients to HDL and Singulex for laboratory testing. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company filed a Motion to Dismiss seeking the dismissal of the claims asserted under the California and Illinois insurance fraud prevention statutes, the conspiracy claim, the reverse False Claims Act claim, and all claims based on the theory that the Company performed medically unnecessary testing. On January 16, 2019, the Court entered an order granting in part and denying in part the Motion to Dismiss. The Court dismissed the Plaintiffs' claims based on the theory that the Company performed medically unnecessary testing, the claims asserted under the California and Illinois insurance fraud prevention statutes, and the reverse False Claims Act claim. The Court denied the Motion to Dismiss as to the conspiracy claim. The Company will vigorously defend the lawsuit.
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
Prior to the Company's acquisition of Sequenom, Inc. (Sequenom) between August 15, 2016, and August 24, 2016, six putative class-action lawsuits were filed on behalf of purported Sequenom stockholders (captioned Malkoff v. Sequenom, Inc., et al., No. 16-cv-02054- JAH-BLM, Gupta v. Sequenom, Inc., et al., No. 16-cv-02084-JAH-KSC, Fruchter v. Sequenom, Inc., et al., No. 16-cv-02101- WQH-KSC, Asiatrade Development Ltd. v. Sequenom, Inc., et al., No. 16-cv-02113-AJB-JMA, Nunes v. Sequenom, Inc., et al., No. 16-cv-02128-AJB-MDD, and Cusumano v. Sequenom, Inc., et al., No. 16-cv-02134-LAB-JMA) in the U.S. District Court for the Southern District of California challenging the acquisition transaction. The complaints asserted claims against Sequenom and members of its board of directors (the Individual Defendants). The Nunes action also named the Company and Savoy Acquisition Corp. (Savoy), a wholly owned subsidiary of the Company, as defendants. The complaints alleged that the defendants violated Sections 14(e), 14(d)(4) and 20 of the Securities Exchange Act of 1934 by failing to disclose certain allegedly material information. In addition, the complaints in the Malkoff action, Asiatrade action, and the Cusumano action alleged that the Individual Defendants breached their fiduciary duties to Sequenom shareholders. The actions sought, among other things, injunctive relief enjoining the merger. On August 30, 2016, the parties entered into a Memorandum of Understanding (MOU) in each of the above-referenced actions. On September 6, 2016, the Court entered an order consolidating for all pre-trial purposes the six individual actions described above under the caption In re Sequenom, Inc. Shareholder Litig., Lead Case No. 16-cv-02054-JAH-BLM, and designating the complaint from the Malkoff action as the operative complaint for the consolidated action. On November 11, 2016, two competing motions were filed by two separate stockholders (James Reilly and Shikha Gupta) seeking appointment as lead plaintiff under the terms of the Private Securities Litigation Reform Act of 1995. On June 7, 2017, the Court entered an order declaring Mr. Reilly as the lead plaintiff and approving Mr. Reilly's selection of lead counsel. The parties agree that the MOU has been terminated. The Plaintiffs filed a Consolidated Amended Class Action Complaint on July 24, 2017, and the Defendants filed a Motion to Dismiss, which remains pending. On March 13, 2019, the Court stayed the action in its entirety pending the U.S. Supreme Court's anticipated decision in Emulex Corp. v. Varjabedian. On April 23, 2019, however, the U.S. Supreme Court dismissed the writ of centiorari in Emulex as improvidently granted. The Company will vigorously defend the lawsuit.
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs' Complaint and Strike Class Allegations; the Motion to Dismiss was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint contained similar allegations and sought similar relief to the Bouffard complaint, and added additional counts regarding state consumer protection laws. On August 10, 2018, the Plaintiffs filed an Amended Complaint, which consolidated the Bouffard and Anderson actions. On September 10, 2018, the Company filed a Motion to Dismiss Plaintiffs' Amended Complaint and Strike Class Allegations, which remains pending. The Company will vigorously defend the lawsuit.
On August 1, 2017, the Company was served with a putative class action lawsuit, Maria T. Gonzalez, et al. v. Examination Management Services, Inc. and Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Southern District of California. The complaint alleges that the Company misclassified phlebotomists as independent contractors through an arrangement with the co-Defendant temporary staffing agency. The complaint further alleges that the Company violated the California Labor Code and California Business and Professions Code by failing to pay minimum wage, failing to pay for all hours worked, failing to pay for all wages owed upon termination, and failing to provide accurate itemized wage statements. The lawsuit seeks monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. The parties reached a settlement, which was approved by the Court.
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
On July 16, 2018, the Company reported that it had detected suspicious activity on its information technology network and was taking steps to respond to and contain the activity. The activity was subsequently determined to be a new variant of ransomware affecting certain LCD information technology systems. As part of its response, the Company took certain systems offline, which temporarily affected test processing and customer access to test results, and also affected certain other information technology systems involved in conducting Company-wide operations. Operations were returned to normal within a few days of the incident. As part of its in-depth investigation into this incident, the Company engaged outside security experts and worked with authorities, including law enforcement. The investigation determined that the ransomware did not and could not transfer patient or client data outside of Company systems and that there was no theft or misuse of patient or client data. The Company cooperated with law enforcement and regulatory authorities with respect to the incident.
The Company has insurance coverage for costs resulting from cyber-attacks and has filed a claim for recovery of its losses resulting from this incident. However, disputes over the extent of insurance coverage for claims are not uncommon and the Company has not recognized any estimated proceeds resulting from this claim. Furthermore, while the Company has not been the subject of any legal proceedings involving this incident, it is possible that the Company could be the subject of claims from persons alleging they suffered damages from the incident, or actions by governmental authorities.
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
On September 21, 2018, the Company was served with a putative class action lawsuit, Alma Haro v. Laboratory Corporation of America, et al., which was filed in the Superior Court of California, County of Los Angeles. Plaintiff alleges that employees were not properly paid overtime compensation, minimum wages, meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. Plaintiff asserts these actions violate various Labor Code provisions and constitute an unfair competition practice under California law. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
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
On April 1, 2019, Covance Research Products was served with a Grand Jury Subpoena issued by the Department of Justice (“DOJ”) in Miami, Florida requiring the production of documents related to the importation into the United States of live non-human primate shipments originating from or transiting through China, Cambodia, and/or Vietnam from April 1, 2014 through March 28, 2019. The Company is cooperating with the DOJ.
On April 4, 2019, Tri-Cities Laboratory (a joint venture that was acquired as part of the Pathology Associates Medical Laboratories transaction in May 2017) was served with a subpoena issued by the DOJ in Newark, New Jersey requiring the production of documents related to test orders and payments to various third party companies and individuals. The Company is cooperating with the DOJ.
On April 22, 2019, the Company was served with a putative class action lawsuit, Kawa Orthodontics LLP, et al. v. Laboratory Corporation of America Holdings, et al., filed in the U.S. District Court for the Middle District of Florida. The lawsuit alleges that on or about February 6, 2019, the defendants violated the U.S. Telephone Consumer Protection Act (TCPA) by sending unsolicited facsimiles to Plaintiff and at least 40 other recipients without the recipients' prior express invitation or permission. The lawsuit seeks the greater of actual damages or the sum of $0.0005 for each violation, subject to trebling under the TCPA, and injunctive relief. The Company will vigorously defend the lawsuit.
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

12.	PENSION AND POST-RETIREMENT PLANS
The Company's two defined contribution retirement plans (401K Plans) cover substantially all U.S. employees. All employees eligible for the LabCorp 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $24.2 and $16.1 for the three months ended March 31, 2019, and 2018, respectively. All of the Covance U.S. employees, including legacy Chiltern employees, are eligible to participate in the Covance 401K plan, which features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions. Chiltern employees were previously eligible to participate in the Chiltern 401K plan, which featured a maximum 3.0% Company match, based upon a percentage of the employee's contributions. The Chiltern 401K plan merged into the Covance Plan effective January, 7, 2019. The Company incurred expense of $19.9 and $18.9 for the Covance 401K plan during the three months ended March 31, 2019, and 2018, respectively.The Company also maintains several other immaterial 401K plans associated with companies acquired over the last several years.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Service cost for administrative expenses	$1.0	$1.4
Interest cost on benefit obligation	3.5	3.3
Expected return on plan assets	(3.8)	(4.1)
Net amortization and deferral	2.6	2.8
Defined benefit plan costs	$3.3	$3.4
During the three months ended March 31, 2019, the Company made no contributions to the Company Plan.

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

	U.K. Plans
	Three Months Ended March 31,
	2019	2018
Service cost for administrative expenses	$0.8	$0.9
Interest cost on benefit obligation	1.9	1.9
Expected return on plan assets	(2.8)	(3.2)
Defined benefit plan costs	$(0.1)	$(0.4)

	U.K. Plans
	Three Months Ended March 31,
	2019	2018
Assumptions used to determine defined benefit plan cost
Discount rate	2.9%	2.5%
Expected return on assets	4.5%	4.5%
Salary increases	3.6%	3.6%

	German Plan
	Three Months Ended March 31,
	2019	2018
Service cost for administrative expenses	$0.3	$0.3
Interest cost on benefit obligation	0.1	0.2
Defined benefit plan costs	$0.4	$0.5

Assumptions used to determine defined benefit plan cost
Discount rate	1.9%	1.7%
Expected return on assets	N/A	N/A
Salary increases	2.0%	2.0%

13.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2019, and December 31, 2018, is as follows:

			Fair Value Measurements as of
		Fair Value as of	March 31, 2019
	Balance Sheet		Using Fair Value Hierarchy
	Classification	March 31, 2019	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.4	$—	$15.4	$—
Cross currency swap asset	Other assets, net	9.0	—	9.0	—
Interest rate swap	Other liabilities	0.6	—	0.6	—
Cash surrender value of life insurance policies	Other assets, net	71.0	—	71.0	—
Deferred compensation liability	Other liabilities	71.6	—	71.6	—
Contingent consideration	Other liabilities	18.6	—	—	18.6

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

			Fair Value Measurements as of
		Fair Value as of	December 31, 2018
	Balance Sheet		Using Fair Value Hierarchy
	Classification	December 31, 2018	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.0	$—	$15.0	$—
Cross currency swap liability	Other liabilities	2.8	—	2.8	—
Interest rate swap	Other liabilities	3.1	—	3.1	—
Cash surrender value of life insurance policies	Other assets, net	63.5	—	63.5	—
Deferred compensation liability	Other liabilities	64.2	—	64.2	—
Contingent consideration	Other liabilities	18.6	—	—	18.6

Fair Value Measurement of Level 3 Assets	Contingent Consideration
Balance at December 31, 2017	$16.5
Addition	2.1
Balance at December 31, 2018	18.6
Addition/Reduction	—
Balance at March 31, 2019	$18.6
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $1.8 and $16.9 as of March 31, 2019, and December 31, 2018, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $5,508.6 and $5,318.0 as of March 31, 2019, and December 31, 2018, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Interest Rate Swap
The Company is party to two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets or other long-term liabilities, as applicable, and added to or subtracted from the value of the senior notes, with an aggregate fair value of $0.6 (liability) and $3.1 (liability) at March 31, 2019, and December 31, 2018, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's Condensed Consolidated Statements of Operations.

	Carrying amount of hedged liabilities as of		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities as of
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Balance Sheet Line Item in which Hedged Items are Included
Long-term debt, less current portion	$599.4	$597.0	$(0.6)	$(3.1)
Cross Currency Swap
During the fourth quarter of 2018, the Company entered into six U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps maturing in 2022 and 2025 are included in other long-term assets with an aggregate fair value of $4.6 and $4.4, respectively, as of March 31, 2019 and are included in other long-term liabilities with an aggregate fair value of $(1.0) and $(1.8)), respectively, as of December 31, 2018. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps is $12.8 for the three months ended March 31, 2019, and was recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Condensed Consolidated Statement of Comprehensive Earnings to the Condensed Consolidated Statement of Operations during the three months ended March 31, 2019.
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		March 31, 2019			December 31, 2018
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Other liabilities	—	(0.6)	600.0	—	(3.1)	600.0
Cross currency swaps	Other assets, net or Other liabilities	9.0	—	600.0	—	(2.8)	600.0
The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging relationships:

	Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Interest rate swap contracts	$2.5	$0.3	$—	$—
Cross currency swaps	$11.5	$(0.1)	$—	$—
No gains or losses from derivative instruments classified as hedging instruments have been recognized into income for the three months ended March 31, 2019 and 2018.

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

The Company believes these embedded derivatives had no fair value at March 31, 2019, and December 31, 2018. These embedded derivatives also had no impact on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019, and 2018.
Other Derivative Instruments
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of March 31, 2019, and December 31, 2018.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2019	2018
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$99.7	$96.9
Income taxes, net of refunds	(2.2)	24.6
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	7.3	—
Change in accrued property, plant and equipment	(12.1)	1.2

16.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2019, and 2018. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes its business unit operations for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three months ended March 31, 2019, and 2018:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
LCD	$1,722.0	$1,770.2
CDD	1,074.7	1,078.5
Intercompany eliminations	(5.5)	(0.4)
Revenues	2,791.2	2,848.3

Operating earnings:
LCD	268.3	303.4
CDD	88.0	38.6
Unallocated corporate expenses	(38.1)	(36.6)
Total operating income	318.2	305.4
Other income (expense), net	(63.5)	(63.9)
Earnings before income taxes	254.7	241.5
Provision for income taxes	68.8	69.0
Net earnings	185.9	172.5
Less (earnings) loss attributable to noncontrolling interests	(0.3)	0.7
Net income attributable to Laboratory Corporation of America Holdings	$185.6	$173.2

17.	SUBSEQUENT EVENT
On April 17, 2019, the Company announced that it will acquire Envigo International Holdings, Inc.'s (Envigo) nonclinical research services business, thus expanding CDD's global nonclinical drug development capabilities, and Envigo's Research Models Services business will acquire the Covance Research Products business. The transaction will result in net implied cash consideration to be paid by the Company of $485.0 and is expected to close within the second quarter. The Company will pay Envigo $595.0 in cash and will receive a note receivable of $110.0.

INDEX

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Laboratory Corporation of America® Holdings together with its subsidiaries (the Company) has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company’s other public filings, press releases and discussion with Company management, including:

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

7.
sanctions or other remedies, including fines, unanticipated compliance expenditures, enforcement actions, injunctions or criminal prosecution arising from failure to comply with the Animal Welfare Act or applicable national, state and local laws and regulations in jurisdictions in which the Company conducts business;

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
GENERAL (dollars in millions, except per share data)
During the three months ended March 31, 2019, revenue was $2,791.2, a decrease of 2.0% from $2,848.3 in the first quarter of 2018. The decline in revenue was primarily due to the negative impacts from the disposition of businesses of 1.8%, the implementation of PAMA of 1.0% and foreign currency translation of approximately 90 basis points, partially offset by organic growth of 1.2% and acquisitions of 0.5%.
Effective January 1, 2019, the Company adopted Accounting Standards Codification (ASC) 842 Leases using the effective date method. The Company elected the package of practical expedients, which includes not reassessing whether existing contracts contain leases under the new definition of a lease, reassessing the classification of existing leases, and reassessing whether previously capitalized initial direct costs qualify for capitalization under the new standard. The Company also elected not to separate lease and non-lease components. The adoption of this standard resulted in the recording of $770.0 of additional operating lease liabilities as of March 31, 2019.
On April 17, 2019, the Company announced that it will acquire Envigo International Holdings, Inc. (Envigo) nonclinical research services business, thus expanding CDD's global nonclinical drug development capabilities, and Envigo's Research Models Services business will acquire the Covance Research Products business. The transaction will result in net implied cash consideration to be paid by the Company of $485.0 and is expected to close within the second quarter. The Company will pay Envigo $595.0 in cash and will receive a note receivable of $110.0. The net impact of the proposed transactions will be an incremental $156.0 in revenues on a pro forma 2018 basis. The proposed transactions are expected to meet the Company's financial criteria of earnings and cash accretion in year one and exceed the cost of capital by year three.

INDEX

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
PAMA which became law on April 1, 2014, and went into effect on January 1, 2018, resulted in a net reduction of revenue of approximately $70.0 in 2018 from all payers affected by the Clinical Lab Fee Schedule. Unless further implementation of PAMA is delayed or changed, an additional reduction of approximately $115.0 is expected for 2019, from all payers affected by the Clinical Lab Fee Schedule.
RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2019, compared with three months ended March 31, 2018
Revenues

	Three Months Ended March 31,
	2019	2018	Change
LCD	$1,722.0	$1,770.2	(2.7)%
CDD	1,074.7	1,078.5	(0.4)%
Intercompany eliminations	(5.5)	(0.4)	1,275.0%
Total	$2,791.2	$2,848.3	(2.0)%
The decrease in revenues for the three months ended March 31, 2019, as compared with the corresponding period in 2018 was (2.0)%. The decline in revenue was primarily due to the negative impacts from the disposition of businesses of 1.8%, the implementation of PAMA of 1.0% and foreign currency translation of approximately 90 basis points, partially offset by organic growth of 1.2% and acquisitions of 0.5%.

Revenue for the quarter was $1,722.0, a decrease of (2.7%) compared to revenues of $1,770.2 in the first quarter of 2018. The decrease in revenues was primarily driven by the negative impact from disposition of businesses of (2.9%) and foreign currency translation of (0.3%), partially offset by organic revenue growth of 0.4%. Excluding the negative impact from PAMA of 1.5%, organic revenue for the quarter would have increased by 1.9%.
CDD revenues for the first quarter were $1,074.7, a decrease of (0.4%) over revenues of $1,078.5 in the first quarter of 2018. The decrease was primarily from foreign currency translation of (2.1%) partially offset by 1.2% due to acquisitions and 0.5% of organic growth.
Cost of Revenues

	Three Months Ended March 31,
	2019	2018	Change
Cost of revenues	$2,001.5	$2,069.3	(3.3)%
Cost of revenues as a % of revenues	71.7%	72.7%
Cost of revenues decreased (3.3)% during the three months ended March 31, 2019, as compared with the corresponding period in 2018. Cost of revenues as a percentage of revenues during the three months ended March 31, 2019, decreased to 71.7% as compared to 72.7% in the corresponding period in 2018. The decrease is primarily due to the 2018 payment of a special one-time bonus of $31.0 ($24.8 of which was recorded in cost of revenues) to non-bonus eligible employees in recognition of the benefits the Company received from the passage of the TCJA.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Change
Selling, general and administrative expenses	$393.8	$397.0	(0.8)%
Selling, general and administrative expenses as a % of revenues	14.1%	13.9%
Selling, general and administrative expenses as a percentage of revenues increased to 14.1% during the three months ended March 31, 2019, as compared to 13.9% during the corresponding period in 2018, partially due to the decreased revenue from the implementation of PAMA.
During the three months ended March 31, 2019, the Company incurred $11.1 of acquisition and divestiture related costs, $1.4 in consulting expenses relating to fees incurred as part of its integration and management transition cost and $0.6 in costs related to the previous ransomware attack. In addition, the Company recorded $2.4 of non-capitalized costs associated with the

INDEX

implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $15.5.
During the three months ended March 31, 2018, the Company incurred integration and other related costs of $18.0 primarily relating to the Chiltern acquisition. In addition, the Company incurred $3.1 in consulting expenses relating to fees incurred as part of its integration and management transition costs. During the quarter, the Company paid a special one-time bonus of $31.0 ($6.2 of which was recorded in selling, general and administrative expenses) to non-bonus eligible employees in recognition of the benefits the Company received from the passage of the TCJA. In addition, the Company incurred $1.7 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $29.0 in the first quarter of 2018.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.6% and 12.9% during the three months ended March 31, 2019, and 2018, respectively.
The increase in selling, general and administrative expenses as a percentage of revenues, excluding these charges, is primarily due to the integration of acquisitions. Selling, general and administrative expenses in the quarter were negatively impacted by 80 basis points due to currency fluctuations.
Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2019	2018	Change
LCD	$24.7	$30.2	(18.2)%
CDD	32.4	32.1	0.9%
Total amortization of intangibles and other assets	$57.1	$62.3	(8.3)%
The decrease in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after March 31, 2018, offset by the reduction of amortizable intangible assets pursuant to the divestiture of three LCD businesses in 2018.
Restructuring and Other Special Charges

	Three Months Ended March 31,
	2019	2018	Change
Restructuring and other special charges	$20.6	$14.3	44.1%
During the three months ended March 31, 2019, the Company recorded net restructuring and other special charges of $20.6: $13.1 within LCD and $7.5 within CDD. The charges were comprised of $16.8 related to severance and other personnel costs along with $3.3 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were increased by the adjustment of previously established reserves of $0.5 in facility reserves.
During the first three months of 2018, the Company recorded net restructuring and other special charges of $14.3: $3.6 within LCD and $10.7 within CDD. The charges were comprised of $11.3 related to severance and other personnel costs along with $1.2 in costs associated with facility closures and general integration initiatives and $2.3 in impairment to land held for sale. The charges were offset by the reversal of previously established reserves of $0.5, primarily in unused facility reserves.
Interest Expense

	Three Months Ended March 31,
	2019	2018	Change
Interest expense	$(56.7)	(63.5)	(10.7)%
The decrease in interest expense for the three months ended March 31, 2019, as compared with the corresponding period in 2018, is primarily due to the repayment of the 2.50% senior notes in 2018, the repayment of the 2014 term loan, partial repayment of the 2017 term loan and a reduced level of borrowing on the revolving credit facility.
Equity Method Income

	Three Months Ended March 31,
	2019	2018	Change
Equity method income	$3.0	$2.5	20.0%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The increase in income for the three months ended March 31, 2019, as compared with the corresponding period in 2018, was primarily due to increased profitability of the Company's joint ventures.

INDEX

Other, net

	Three Months Ended March 31,
	2019	2018	Change
Other, net	$(10.4)	$(3.5)	197.1%

The change in other, net for the three months ended March 31, 2019, is primarily due to a larger investment loss during the three months ended March 31, 2019 than the comparable period in 2018. Foreign currency transaction losses were $4.7 and $2.0, respectively for the 2019 and 2018 periods presented.
Income Tax Expense

	Three Months Ended March 31,
	2019	2018	Change
Income tax expense	$68.8	$69.0	(0.3%)
Income tax expense as a % of earnings before income taxes	27.0%	28.6%
The 2019 tax rate was favorable to 2018 primarily due to the Company recording additional tax expense in 2018 related to the TCJA. This was partially offset by a lower stock compensation benefit in the first quarter of 2019 as compared to the first quarter of 2018. The Company's 2019 and 2018 tax rates were favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory tax rate.
The Company considers substantially all of its foreign earnings to be permanently reinvested overseas.
Operating Income by Segment

	Three Months Ended March 31,
	2019	2018	Change
LCD operating income	$268.3	$303.4	(11.6%)
LCD operating margin	15.6%	17.1%	(1.5%)
CDD operating income	88.0	38.6	128.0%
CDD operating margin	8.2%	3.6%	4.6%
General corporate expenses	(38.1)	(36.6)	4.1%
Total operating income	$318.2	$305.4	4.2%
LCD operating income was $268.3 for the three months ended March 31, 2019, a decrease of (11.6%) over operating income of $303.4 in the corresponding period of 2018, and LCD operating margin decreased 150 basis points year-over-year. The decline in operating income and margin were primarily due to the impact from PAMA of approximately $27.0 or 120 basis points, disposition of businesses, personnel costs, and cybersecurity expenses, partially offset by LaunchPad initiatives. The Company remains on track to deliver approximately $200.0 of net savings from its three-year, phase II of LabCorp Diagnostics’ LaunchPad initiative by the end of 2021.
CDD operating income was $88.0 for the three months ended March 31, 2019, an increase of 128.0% over operating income of $38.6 in the corresponding period of 2018, and CDD operating margin increased 460 basis points year-over-year. The increase in operating income and margin were primarily due to organic demand, LaunchPad savings, acquisitions and currency translation, partially offset by personnel costs. The Company is on track to deliver $150.0 of net savings from its three-year CDD LaunchPad initiative by the end of 2020, and $30.0 of cost synergies from the integration of Chiltern by the end of 2019.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $38.1 for the three months ended March 31, 2019, an increase of 4.1% over corporate expenses of $36.6 in the corresponding period of 2018. The increase in corporate expenses in 2019 is primarily due to higher personnel costs.
LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's ability to generate cash and its financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings and availability under its senior unsecured revolving credit facility. The Company's senior unsecured revolving credit facility is further discussed in Note 8 (Debt) to the Company's Unaudited Condensed Consolidated Financial Statements.
During the three months ended March 31, 2019, and 2018, respectively, the Company's cash flows were as follows:

INDEX

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$165.8	$179.7
Net cash used for investing activities	(140.5)	(74.3)
Net cash used for financing activities	(103.2)	(65.0)
Effect of exchange rate on changes in cash and cash equivalents	(0.1)	4.7
Net change in cash and cash equivalents	$(78.0)	$45.1
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2019 and 2018, totaled $348.8 and $361.8, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the three months ended March 31, 2019, the Company's operations provided $165.8 of cash as compared to $179.7 during the same period in 2018. The $13.9 decrease in cash provided from operations in 2019 as compared with the corresponding 2018 period is primarily due to lower cash earnings partially offset by favorable working capital.
Investing Activities
Net cash used for investing activities for the three months ended March 31, 2019, was $140.5 as compared to net cash used for investing activities of $74.3 for the three months ended March 31, 2018. The change in cash used for investing activities was primarily due to more business acquisitions during the three months ended March 31, 2019. Capital expenditures were $94.2 and $72.5 for the three months ended March 31, 2019, and 2018, respectively. The Company expects capital expenditures in 2019 to be approximately 4.0% of revenues primarily in connection with projects to support growth in the Company's core businesses, including projects related to LaunchPad. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash used for financing activities for the three months ended March 31, 2019, was $103.2 compared to net cash used for financing activities of $65.0 for the three months ended March 31, 2018. The change in the cash used for financing activities for three months ended March 31, 2019, as compared to 2018, was primarily the result of debt proceeds greater than payments during the first quarter of 2018 and increased share repurchases during the first quarter of 2019.
On September 15, 2017, the Company entered into a new $750.0 term loan. The 2017 term loan facility will mature on September 15, 2022. The 2017 term loan balance was $527.0 and $527.0 at March 31, 2019, and December 31, 2018, respectively.
On September 15, 2017, the Company also entered into an amendment and restatement of its existing senior unsecured revolving credit facility, which was originally entered into on December 21, 2011, amended and restated December 19, 2014, and further amended on July 13, 2016. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The Company had no outstanding balances on its revolving credit facility at March 31, 2019, or December 31, 2018.
Under the Company's term loan credit facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facilities and the revolving credit facility at March 31, 2019. As of March 31, 2019, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.0 to 1.0.
As of March 31, 2019, the effective interest rate on the 2017 term loan was 3.62%.
As of March 31, 2019, the Company provided letters of credit aggregating $72.2, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually.

INDEX

During the three months ended March 31, 2019, the Company purchased 0.8 shares of its common stock at a total cost of $100.1. On February 6, 2019, the board of directors replaced the Company's existing share repurchase plan with a new plan authorizing repurchase of up to $1.25 billion of the Company's shares and no shares have been repurchased under this plan. The repurchase authorization has no expiration.
The Company had a $26.2 and $26.7 reserve for unrecognized income tax benefits, including interest and penalties, as of March 31, 2019, and December 31, 2018, respectively. Approximately $5.1 and $6.0 is classified in accrued expenses and other, and approximately $21.1 and $20.7 is classified in deferred income taxes and other tax liabilities in the Company's Condensed Consolidated Balance Sheets.
Zero-coupon Subordinated Notes
On March 11, 2019, the Company announced that for the period from March 11, 2019, to September 10, 2019, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended August 27, 2019, in addition to the continued accrual of the original issue discount.
During the three months ended March 31, 2019, the Company settled notices to convert $7.7 aggregate principal amount of its zero-coupon subordinated notes with a conversion value of $14.5. The total cash used for these settlements was $7.3. As a result of these conversions, the Company also reversed deferred tax liabilities of $1.7.
On April 1, 2019, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006, between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning April 1, 2019, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Friday, June 28, 2019. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under the revolving credit facility.
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
Foreign Currency Exchange Rates
Approximately 12.6% of the Company's revenues for the three months ended March 31, 2019, and approximately 13.3% of those for the three months ended March 31, 2018, were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the first quarter of 2019 and the year ended December 31, 2018, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the three months ended March 31, 2019, by approximately $1.1. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $21.6 and $39.4 at March 31, 2019, and 2018, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of

INDEX

time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2019, the Company had 31 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through April 2019 with a notional value totaling approximately $282.7. At December 31, 2018, the Company had 34 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2019 with a notional value totaling approximately $487.9.
The Company is party to six U.S. Dollar to Swiss Franc cross currency swap agreements with an aggregate notional amount of $600.0, maturing in 2022 and 2025, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of March 31, 2019, the Company had $527.0 of unhedged variable rate debt from the 2017 term loan credit facility and $0.0 outstanding on its revolving credit facility. As of December 31, 2018, the Company had $527.0 of unhedged variable rate debt from the 2017 term loan credit facility and $0.0 outstanding on its revolving credit facility.
To hedge against changes in the fair value of a portion of the Company's long-term debt, the Company is party to two fixed-to-variable interest rate swap agreements for the 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298%.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
The Company adopted new lease accounting guidance effective January 1, 2019. To comply with this new lease guidance, the Company implemented changes to its processes and internal controls related to identifying and measuring our leases. There were no other changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in millions)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended March 31, 2019, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 - January 31	0.8	$131.71	0.8	$343.5
February 1 - February 28	—	—	—	1,250.0
March 1 - March 31	—	—	—	—
	0.8	$131.71	0.8	$1,250.0

Item 6. Exhibits

(a)	Exhibits
10.1*	Retirement Agreement, dated February 8, 2019, by and between the Company and F. Samuel Eberts III
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

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

May 3, 2019