Form 10-Q
period 2019-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2019-08-08
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to  ______

Commission file number   1-11353
LABORATORY CORP OF AMERICA HOLDINGS
(Exact name of registrant as specified in its charter)

Delaware	13-3757370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

358 South Main Street
Burlington,	North Carolina	27215
(Address of principal executive offices)		(Zip Code)

(Registrant's telephone number, including area code) 336-229-1127
Securities registered pursuant to Section 12(b) of the Exchange Act.

Title of Each Class            Trading Symbol            Name of exchange on which registered
Common Stock, $0.10 par value        LH                New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of the issuer's common stock is 97.7 million shares as of August 6, 2019.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$265.4	$426.8
Accounts receivable	1,576.1	1,467.9
Unbilled services	488.8	394.4
Supplies inventories	219.7	237.3
Prepaid expenses and other	298.6	309.0
Total current assets	2,848.6	2,835.4
Property, plant and equipment, net	2,544.2	1,740.3
Goodwill, net	7,843.7	7,360.3
Intangible assets, net	4,015.9	3,911.1
Joint venture partnerships and equity method investments	86.7	60.5
Deferred income tax assets	1.7	1.7
Other assets, net	403.6	276.0
Total assets	$17,744.4	$16,185.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$531.6	$634.6
Accrued expenses and other	820.3	870.0
Unearned revenue	404.2	356.4
Short-term operating lease liabilities	229.2	—
Short-term finance lease liabilities	8.2	7.9
Short-term borrowings and current portion of long-term debt	502.3	10.0
Total current liabilities	2,495.8	1,878.9
Long-term debt, less current portion	6,135.0	5,990.9
Operating lease liabilities	586.1	—
Financing lease liabilities	46.2	51.0
Deferred income taxes and other tax liabilities	948.3	940.0
Other liabilities	368.6	334.0
Total liabilities	10,580.0	9,194.8
Commitments and contingent liabilities
Noncontrolling interest	20.0	19.1
Shareholders’ equity:
Common stock, 97.8 and 98.9 shares outstanding at June 30, 2019 and December 31, 2018, respectively	9.1	11.7
Additional paid-in capital	91.4	1,451.1
Retained earnings	7,455.8	7,079.8
Less common stock held in treasury	—	(1,108.1)
Accumulated other comprehensive loss	(411.9)	(463.1)
Total shareholders’ equity	7,144.4	6,971.4
Total liabilities and shareholders’ equity	$17,744.4	$16,185.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$2,881.7	$2,866.3	$5,672.9	$5,714.6
Cost of revenues	2,056.9	2,031.2	4,058.4	4,100.5
Gross profit	824.8	835.1	1,614.5	1,614.1
Selling, general and administrative expenses	415.3	395.2	809.1	792.2
Amortization of intangibles and other assets	60.2	58.5	117.3	120.8
Restructuring and other special charges	13.6	12.2	34.2	26.5
Operating income	335.7	369.2	653.9	674.6
Other income (expenses):
Interest expense	(59.1)	(63.1)	(115.8)	(126.6)
Equity method income, net	2.5	3.0	5.5	5.5
Investment income	1.4	0.8	2.0	1.4
Other, net	(10.5)	2.8	(20.9)	(0.7)
Earnings before income taxes	270.0	312.7	524.7	554.2
Provision for income taxes	79.3	78.6	148.1	147.6
Net earnings	190.7	234.1	376.6	406.6
Less: Net (earnings) loss attributable to the noncontrolling interest	(0.3)	(0.3)	(0.6)	0.4
Net earnings attributable to Laboratory Corporation of America Holdings	$190.4	$233.8	$376.0	$407.0

Basic earnings per common share	$1.94	$2.29	$3.82	$3.99
Diluted earnings per common share	$1.93	$2.27	$3.79	$3.94

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$190.7	$234.1	$376.6	$406.6
Foreign currency translation adjustments	25.6	(121.9)	47.2	(82.6)
Net benefit plan adjustments	2.8	3.3	5.5	6.2
Other comprehensive earnings (loss) before tax	28.4	(118.6)	52.7	(76.4)
(Provision) benefit for income tax related to items of other comprehensive earnings	(0.8)	(7.2)	(1.5)	3.1
Other comprehensive earnings, net of tax	27.6	(125.8)	51.2	(73.3)
Comprehensive earnings	218.3	108.3	427.8	333.3
Less: Net (earnings) loss attributable to the noncontrolling interest	(0.3)	(0.3)	(0.6)	0.4
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$218.0	$108.0	$427.2	$333.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2017	$12.0	$1,989.8	$6,196.1	$(1,060.1)	$(333.7)	$6,804.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	173.2	—	—	173.2
Other comprehensive earnings, net of tax	—	—	—	—	52.5	52.5
Issuance of common stock under employee stock plans	—	28.4	—	—	—	28.4
Net share settlement tax payments from issuance of stock to employees	—	—	—	(25.0)	—	(25.0)
Stock compensation	—	25.8	—	—	—	25.8
Purchase of common stock	—	(75.0)	—	—	—	(75.0)
BALANCE AT MARCH 31, 2018	$12.0	$1,969.0	$6,369.3	$(1,085.1)	$(281.2)	$6,984.0
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	233.8	—	—	233.8
Other comprehensive loss, net of tax	—	—	—	—	(125.8)	(125.8)
Issuance of common stock under employee stock plans	—	14.6	—	—	—	14.6
Net share settlement tax payments from issuance of stock to employees	—	—	—	(20.1)	—	(20.1)
Stock compensation	—	26.2	—	—	—	26.2
Purchase of common stock	—	(75.0)	—	—	—	(75.0)
BALANCE AT JUNE 30, 2018	$12.0	$1,934.8	$6,603.1	$(1,105.2)	$(407.0)	$7,037.7

BALANCE AT DECEMBER 31, 2018	$11.7	$1,451.1	$7,079.8	$(1,108.1)	$(463.1)	$6,971.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	185.6	—	—	185.6
Other comprehensive earnings, net of tax	—	—	—	—	23.6	23.6
Issuance of common stock under employee stock plans	—	24.7	—	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	—	—	(19.4)	—	(19.4)
Stock compensation	—	25.5	—	—	—	25.5
Purchase of common stock	(0.1)	(100.0)	—	—	—	(100.1)
BALANCE AT MARCH 31, 2019	$11.6	$1,401.3	$7,265.4	$(1,127.5)	$(439.5)	$7,111.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	190.4	—	—	190.4
Other comprehensive earnings, net of tax	—	—	—	—	27.6	27.6
Issuance of common stock under employee stock plans	—	9.2	—	—	—	9.2
Net share settlement tax payments from issuance of stock to employees	—	—	—	(20.7)	—	(20.7)
Stock compensation	—	26.5	—	—	—	26.5
Retirement of treasury stock	(2.4)	(1,145.8)	—	1,148.2	—	—
Purchase of common stock	(0.1)	(199.8)	—	—	—	(199.9)
BALANCE AT JUNE 30, 2019	$9.1	$91.4	$7,455.8	$—	$(411.9)	$7,144.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$376.6	$406.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	277.1	281.3
Stock compensation	52.0	52.0
Loss (gain) on sale of assets	4.5	(0.3)
Loss on sale of business	8.8	—
Accreted interest on zero-coupon subordinated notes	—	0.1
Operating lease right-of-use asset expense	94.0	—
Earnings less distributions (excess)/deficit from equity method investments	8.0	(1.3)
Asset impairment	—	2.3
Deferred income taxes	15.2	36.0
Change in assets and liabilities (net of effects of acquisitions):
(Increase) decrease in accounts receivable	(91.1)	13.2
Increase in unbilled services	(67.4)	(36.5)
Increase in inventories	(1.7)	(4.7)
Decrease (increase) in prepaid expenses and other	16.1	(27.2)
Decrease in accounts payable	(109.0)	(91.3)
(Decrease) increase in unearned revenue	(5.0)	8.3
Decrease in accrued expenses and other	(158.8)	(71.4)
Net cash provided by operating activities	419.3	567.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(179.4)	(159.7)
Proceeds from sale of assets	4.2	0.7
Proceeds from sale of investment	3.4	—
Net proceeds from sale of held for sale assets	—	49.1
Investments in equity affiliates	(15.8)	(7.3)
Acquisition of businesses, net of cash acquired	(703.7)	(79.1)
Net cash used for investing activities	(891.3)	(196.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	850.0	—
Payments on term loan	(250.0)	(295.0)
Proceeds from revolving credit facilities	419.5	394.7
Payments on revolving credit facilities	(384.5)	(394.7)
Payments on zero-coupon subordinated notes	(5.2)	—
Noncontrolling interest distributions	(0.5)	(5.9)
Deferred payments on acquisitions	(4.7)	—
Payments on other long-term obligations	(6.7)	(5.1)
Net share settlement tax payments from issuance of stock to employees	(40.1)	(45.1)
Net proceeds from issuance of stock to employees	33.9	43.0
Purchase of common stock	(300.0)	(150.0)
Net cash provided by (used for) financing activities	311.7	(458.1)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(7.9)
Net decrease in cash and cash equivalents	(161.4)	(95.2)
Cash and cash equivalents at beginning of period	426.8	316.6
Cash and cash equivalents at end of period	$265.4	$221.4

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
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 16 (Business Segment Information). During the three months ended June 30, 2019, LCD and CDD contributed approximately 61% and 39%, respectively, of revenues to the Company. During the six months ended June 30, 2019, LCD and CDD contributed approximately 61% and 39%, respectively, of revenues to the Company.
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20.0%) are accounted for at fair value or at cost minus impairment for those investments that do not have readily determinable fair values. All significant inter-company transactions and accounts have been eliminated. The Company does not have any significant variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s 2018 Annual Report on Form 10-K. Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
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
The Company adopted the standard on January 1, 2019, using the modified retrospective method. Comparative periods were not adjusted and are presented in accordance with lease guidance in effect for that period. The Company elected the package of practical expedients, which includes not reassessing whether existing contracts contain leases under the new definition of a lease, reassessing the classification of existing leases, and reassessing whether previously capitalized initial direct costs qualify for

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

capitalization under the new standard. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term.
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
The standard had a material impact in the consolidated balance sheets, but no material impact in the consolidated income statements. The most significant impact was the recognition of right-of-use (ROU) assets and lease liabilities for operating leases, while the accounting for finance leases remained unchanged.
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
In August 2018, the FASB issued a new accounting standard to reduce, modify, and add to the disclosure requirements on fair value measurements. The standard is effective on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.
In August 2018, the FASB issued a new accounting standard to reduce, modify, and add to the disclosure requirements on defined benefit pension and other postretirement plans. The standard is effective on January 1, 2021, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.
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
Reclassifications and Revisions
The Company adopted Accounting Standard Update 2016-09 Compensation - Stock Compensation (Topic 718) during 2016 and incorrectly classified payments made to tax authorities for withheld shares from an employee’s equity award as cash flows from operating activities versus cash flows from financing activities. As a result, the Company has revised the consolidated statement of cash flows for these tax payments of $45.1 for the six months ended June 30, 2018, from operating activities to financing activities. The Company concluded that these errors were not material individually or in the aggregate to any of the periods impacted.
In conjunction with the adoption of the new lease standard, the Company reclassified the capital lease asset balance of $44.4 at December 31, 2018, from Property, plant and equipment, net to Other assets.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

2.	REVENUES
The Company's revenues by segment payers/customer groups for the three and six months ended June 30, 2019, and 2018, is as follows:

	For the Three Months Ended June 30, 2019
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	—%	—%	—%	8%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	58%	3%	—%	—%	—%	—%	61%

CDD
Biopharmaceutical and medical device companies	20%	—%	4%	5%	3%	7%	39%

Total revenues	78%	3%	4%	5%	3%	7%	100%

	For the Three Months Ended June 30, 2018
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	18%	1%	—%	—%	—%	—%	19%
Patients	7%	—%	—%	—%	—%	—%	7%
Medicare and Medicaid	10%	—%	—%	—%	—%	—%	10%
Third-party	25%	2%	—%	—%	—%	—%	27%
Total LCD revenues by payer	60%	3%	—%	—%	—%	—%	63%

CDD
Biopharmaceutical and medical device companies	20%	—%	2%	5%	3%	7%	37%

Total revenues	80%	3%	2%	5%	3%	7%	100%

	For the Six Months Ended June 30, 2019
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	—%	—%	—%	8%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	58%	3%	—%	—%	—%	—%	61%

CDD
Biopharmaceutical and medical device companies	20%	—%	4%	5%	3%	7%	39%

Total revenues	78%	3%	4%	5%	3%	7%	100%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	For the Six Months Ended June 30, 2018
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	18%	1%	—%	—%	—%	—%	19%
Patients	7%	—%	—%	—%	—%	—%	7%
Medicare and Medicaid	9%	—%	—%	—%	—%	—%	9%
Third-party	25%	2%	—%	—%	—%	—%	27%
Total LCD revenues by payer	59%	3%	—%	—%	—%	—%	62%

CDD
Biopharmaceutical and medical device companies	20%	—%	2%	5%	4%	7%	38%

Total revenues	79%	3%	2%	5%	4%	7%	100%

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

	June 30, 2019	December 31, 2018
Sales commission assets	$27.4	$24.2
Deferred contract fulfillment costs	14.2	12.9
Total	$41.6	$37.1

Amortization related to sales commission assets and associated payroll taxes for the three-month periods ended June 30, 2019, and 2018, was $5.1 and $4.4, respectively, and for the six-month periods ended June 30, 2019, and 2018, was $9.5 and $8.6, respectively. Amortization related to deferred contract fulfillment costs for the three-month periods ended June 30, 2019, and 2018, was $1.9 and $1.9, respectively, and was $3.8 and $2.5, respectively, for the six-month periods ended June 30, 2019, and 2018. Impairment expense related to contract costs was immaterial to the Company’s consolidated statement of operations.
Receivables, Unbilled Services and Unearned Revenue
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

	June 30, 2019	December 31, 2018
Receivables, which are included in Accounts Receivable, net	$735.4	$693.6
Unbilled services	491.5	396.9
Unearned revenue	402.2	354.1

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Revenues recognized during the period, which was included in the unearned revenue balance at the beginning of the period for the six-month periods ended June 30, 2019, and June 30, 2018, was $161.6 and $135.6, respectively. Bad debt expense on receivables for the six-month periods ended June 30, 2019, and 2018, was immaterial to the Company’s consolidated statement of operations.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within the CDD segment. The amount of existing performance obligations under such long-term contracts unsatisfied as of June 30, 2019, was $4,138.0. The Company expects to recognize approximately 34% of the remaining performance obligations as revenues over the next 12 months, and the balance thereafter. The Company's long-term contracts generally range from 1 to 8 years.
Within CDD, revenue of $48.4 and $(12.5) was recognized during the six months ended June 30, 2019, and 2018, respectively, from performance obligations that were satisfied in previous periods. This revenue comes from adjustments related to changes in scope and estimates in full service clinical studies.

3.	BUSINESS ACQUISITIONS AND DISPOSITIONS
On June 3, 2019, the Company's CDD segment completed the acquisition of Envigo's nonclinical contract research services business, expanding CDD's global nonclinical drug development capabilities with additional locations and resources. Envigo also completed the acquisition of the Covance Research Products (CRP) business, which was part of the CDD segment. The two companies will continue to collaborate through a multi-year, renewable supply agreement. The Company paid cash consideration of $601.0, received a floating rate secured note of $110.0, and recorded a loss on sale of CRP of $8.8. The Company funded the transaction through a new term loan facility.
The preliminary valuation of acquired assets and assumed liabilities as of June 3, 2019, include the following:

Consideration Transferred
Cash consideration	$601.0
Fair value of CRP	110.0
Total	$711.0

Preliminary
Net Assets Acquired
Cash and cash equivalents	$15.1
Accounts receivable	16.5
Unbilled services	26.5
Inventories	4.5
Prepaid expenses and other	3.5
Property, plant and equipment (including ROU operating lease assets)	99.1
Deferred tax asset	25.5
Goodwill	432.2
Customer relationships	125.8
Trade name and trademarks	0.6
Other assets	9.9
Total assets acquired	759.2
Accounts payable	15.4
Accrued expenses and other	11.6
Unearned revenue	49.9
Operating lease liabilities	15.0
Other liabilities	66.3
Total liabilities acquired	158.2
Net Envigo assets acquired	601.0
Floating rate secured note receivable due 2022	110.0
Total	$711.0
 The amortization periods for intangible assets acquired are 11 years for customer relationships.
The Envigo transaction contributed $16.5 and $0.7 of revenues and operating income, respectively, during the three and six months ended June 30, 2019.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The purchase price allocation for the Envigo transaction is still preliminary and subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to intangible assets, goodwill, fixed assets and the impact of finalizing deferred taxes. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. The Company expects these purchase price allocations to be finalized by the second quarter of 2020. Any adjustments will be recorded in the period in which they are identified.
During the six months ended June 30, 2019, the Company also acquired various businesses and related assets for approximately $117.7 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $90.7 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $53.8. The amortization periods for intangible assets acquired from these businesses range from 11 to 15 years for customer relationships. These acquisitions were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the Company's CRO services. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets.
Additionally, the Company divested its food solutions and forensic testing services business in the United Kingdom (U.K) and the U.S. in 2018. Total operating income for the three divested businesses was $3.4 and $5.4 for the three and six months ended June 30, 2018, respectively.

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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2019			2018			2019			2018
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$190.4	98.1	$1.94	$233.8	101.9	$2.29	$376.0	98.4	$3.82	$407.0	101.9	$3.99
Dilutive effect of employee stock options and awards	—	0.7		—	1.0		—	0.7		—	1.3
Net earnings including impact of dilutive adjustments	$190.4	98.8	$1.93	$233.8	103.0	$2.27	$376.0	99.1	$3.79	$407.0	103.3	$3.94

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	0.2	0.1	0.2	0.1

5.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the six months ended June 30, 2019, the Company recorded net restructuring and other special charges of $34.2: $16.1 within LCD and $18.1 within CDD. The charges were comprised of $20.3 related to severance and other personnel costs and $13.5 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were increased by the adjustment of previously established reserves of $0.4 in severance reserves.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

During the six months ended June 30, 2018, the Company recorded net restructuring and other special charges of $26.5: $9.1 within LCD and $17.4 within CDD. The charges were comprised of $23.1 related to severance and other personnel costs, $2.5 in costs associated with facility closures and general integration initiatives, and $2.3 in impairment to land held for sale. The Company reversed previously established reserves of $0.9 and $0.5 in unused facility reserves and unused severance reserves, respectively.
The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Facility Costs	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2018	$2.1	$7.4	$6.5	$27.6	$43.6
Reclassification for ASC 842 adoption	—	(5.7)	—	(27.1)	(32.8)
Restructuring charges	11.9	1.0	8.4	1.7	23.0
Adjustments to prior restructuring accruals	(0.1)	—	0.5	—	0.4
Impairment of operating lease right-of-use asset	—	3.3	—	7.5	10.8
Cash payments and other adjustments	(13.6)	(3.1)	(8.5)	(7.2)	(32.4)
Balance as of June 30, 2019	$0.3	$2.9	$6.9	$2.5	$12.6
Current					$10.4
Non-current					2.2
					$12.6

6.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three-month period ended June 30, 2019, are as follows:

	LCD	CDD	Total
Balance as of January 1, 2019	$3,638.8	$3,721.5	$7,360.3
Goodwill acquired during the period	22.3	468.2	490.5
Dispositions	—	(12.6)	(12.6)
Adjustments to goodwill	1.9	3.6	5.5
Balance at June 30, 2019	$3,663.0	$4,180.7	$7,843.7

 The components of identifiable intangible assets are as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,307.9	$(1,233.0)	$3,074.9	$4,119.4	$(1,146.7)	$2,972.7
Patents, licenses and technology	452.3	(224.1)	228.2	447.3	(211.2)	236.1
Non-compete agreements	82.5	(57.2)	25.3	76.8	(53.7)	23.1
Trade names	407.7	(202.9)	204.8	404.0	(189.1)	214.9
Land use right	11.1	(4.9)	6.2	10.8	(4.1)	6.7
Canadian licenses	476.5	—	476.5	457.6	—	457.6
	$5,738.0	$(1,722.1)	$4,015.9	$5,515.9	$(1,604.8)	$3,911.1

Amortization of intangible assets for the three-month periods ended June 30, 2019, and 2018, was $60.2 and $58.5, respectively and for the six-month periods ended June 30, 2019, and 2018, was $117.3 and $120.8, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $119.1 for the remainder of fiscal 2019, $232.0 in fiscal 2020, $225.2 in fiscal 2021, $219.3 in fiscal 2022, $215.6 in fiscal 2023 and $2,528.2 thereafter.
7. LEASES

The Company has operating and finance leases for patient service centers, laboratories and testing facilities, general office spaces, vehicles, and certain equipment. Leases have remaining lease terms of less than a year to 15 years, some of which include options to extend the leases for up to 15 years.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$59.9	$110.8

Finance lease cost:
Amortization of ROU assets	$1.5	$2.9
Interest on lease liabilities	0.4	1.2
Total finance lease cost	$1.9	$4.1

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(115.2)
Operating cash flows from finance leases	(0.9)
Financing cash flows from finance leases	(4.8)

ROU assets obtained in exchange for lease obligations:
Operating leases	$43.7
Finance leases	0.2

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases
Operating lease ROU assets (included in Property, plant and equipment, net)	$770.3

Short-term operating lease liabilities	229.2
Operating lease liabilities	586.1
Total operating lease liabilities	$815.3

June 30, 2019
Finance Leases
Finance lease ROU assets (included in Other assets)	$85.4

Short-term finance lease liabilities	$8.2
Finance lease liabilities	46.2
Total finance lease liabilities	$54.4

Weighted Average Remaining Lease Term
Operating leases	5.8
Finance leases	6.5

Weighted Average Discount Rate
Operating leases	4.2%
Finance leases	4.8%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Maturities of lease liabilities are as follows:

Six Months Ended June 30, 2019	Operating Leases	Finance Leases

2019	$254.1	$7.1
2020	274.7	13.8
2021	174.6	12.0
2022	69.3	10.8
2023	45.1	10.7
Thereafter	153.1	34.5
Total lease payments	970.9	88.9
Less imputed interest	(155.6)	(34.5)
Total	$815.3	$54.4

Rental expense for short term leases with a term less than one year for the three and six months ended June 30, 2019, amounted to $2.6 and $5.9, respectively. The Company has variable lease payments that do not depend on a rate or index, primarily for purchase volume commitments, which are recorded as variable cost when incurred. Total variable payments for the three and six months ended June 30, 2019, were $4.7 and $9.2, respectively. As of June 30, 2019, the Company has entered into approximately 50 additional operating leases, primarily for patient service centers, that have not yet commenced and are not significant to the overall lease portfolio. These operating leases will commence later in 2019 with lease terms ranging from less than a year to 11 years.
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

Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $85.1 and $167.5, respectively, for the three and six months ended June 30, 2019.

8.	DEBT
Short-term borrowings and the current portion of long-term debt at June 30, 2019, and December 31, 2018, consisted of the following:

	June 30, 2019	December 31, 2018
Zero-coupon convertible subordinated notes	$1.4	$8.7
2.625% senior notes due 2020	500.0	—
Debt issuance costs	(1.0)	(0.5)
Current portion of note payable	1.9	1.8
Total short-term borrowings and current portion of long-term debt	$502.3	$10.0

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Long-term debt at June 30, 2019, and December 31, 2018, consisted of the following:

	June 30, 2019	December 31, 2018
2.625% senior notes due 2020	$—	$500.0
4.625% senior notes due 2020	603.7	596.9
3.20% senior notes due 2022	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
4.70% senior notes due 2045	900.0	900.0
Revolving credit facility	35.0	—
2019 Term loan	850.0	—
2017 Term loan	277.0	527.0
Debt issuance costs	(37.1)	(40.2)
Note payable	6.4	7.2
Total long-term debt	$6,135.0	$5,990.9

Senior Notes
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets or other long-term liabilities, as applicable, and added to or subtracted from the value of the senior notes, with an aggregate fair value asset of $3.7 at June 30, 2019, and an aggregate fair value liability of $3.1 at December 31, 2018.
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
During the six months ended June 30, 2019, the Company settled notices to convert $7.7 aggregate principal amount of its zero-coupon subordinated notes with a conversion value of $14.5. The total cash used for these settlements was $7.3. As a result of these conversions, the Company also reversed deferred tax liabilities of $1.7.
On July 1, 2019, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006, between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2019, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Monday, September 30, 2019. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under its revolving credit facility.
Credit Facilities
On June 3, 2019, the Company entered into a new $850.0 term loan facility in addition to its $750.0 2017 term loan facility. The 2019 term loan facility will mature on June 3, 2021. Proceeds of the 2019 term loan facility were used for general corporate purposes, including to repay approximately $250.0 of the 2017 term loan facility and in connection with the acquisition of Envigo's nonclinical research services business. This net change of $600.0 represents the only contractual obligation as of June 30, 2019, that materially changed from December 31, 2018.
The 2019 term loan facility accrues interest at a per annum rate equal to at the Company's election, either a LIBOR rate plus a margin ranging from 0.55% to 1.175%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.175%. The 2019 term loan balance at June 30, 2019, was $850.0. As of June 30, 2019, the effective interest rate on the 2019 term loan was 3.24%.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

On September 15, 2017, the Company entered into a $750.0 term loan facility in addition to its then existing $1,000.0 term loan entered into in December 2014. The 2017 term loan facility will mature on September 15, 2022. The Company paid off the 2014 term loan during the second quarter of 2018.
The 2017 term loan facility accrues interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin ranging from 0.875% to 1.50%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.50%. The 2017 term loan balance at June 30, 2019, was $277.0 and at December 31, 2018, was $527.0. As of June 30, 2019, the effective interest rate on the 2017 term loan was 3.56%.
The Company entered into a senior unsecured revolving credit facility on December 21, 2011, which was amended and restated on December 19, 2014, further amended on July 13, 2016, and further amended and restated on September 15, 2017. The revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The Company had $35.0 outstanding on its revolving credit facility at June 30, 2019, and no outstanding balance on December 31, 2018.
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
The interest margin applicable to the term loan and credit facilities, and the facility fee and letter of credit fees payable under the revolving credit facility, are based on the Company’s senior credit ratings as determined by Standard & Poor’s and Moody’s.
Under the term loan facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the term loan facilities and the revolving credit facility at June 30, 2019. As of June 30, 2019, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.4 to 1.0.
As of June 30, 2019, the Company had provided letters of credit aggregating approximately $72.2, primarily in connection with certain insurance programs. The Company's availability of $892.8 at June 30, 2019, under its revolving credit facility is reduced by the amount of these letters of credit.
9. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares were recorded at aggregate cost and were retired during the second quarter of 2019. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2019, and December 31, 2018.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2018	122.4	(23.5)	98.9
Common stock issued under employee stock plans	1.0	—	1.0
Surrender of restricted stock and performance share awards	—	(0.1)	(0.1)
Retirement of common stock	(2.0)	—	(2.0)
Retirement of treasury stock	(23.6)	23.6	—
Common shares at June 30, 2019	97.8	—	97.8

 Share Repurchase Program
At the end of 2018, the Company had outstanding authorization from the board of directors to purchase up to $443.5 of Company common stock. During January 2019, the Company purchased 0.8 shares of its common stock at an average price of $131.71 for a total cost of $100.1 under this plan. On February 6, 2019, the board of directors replaced the Company's existing share repurchase plan with a new plan authorizing repurchase of up to $1.25 billion of the Company's common stock. The repurchase authorization

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

has no expiration. During the three months ended June 30, 2019, the Company purchased 1.3 shares of its common stock at an average price of $159.13 for a total cost of $199.9. As of June 30, 2019, the Company had outstanding authorization from the board of directors to purchase up to $1.05 billion of the Company's common stock.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2018	$(389.8)	$(73.3)	$(463.1)
Other comprehensive earnings before reclassifications	47.2	5.5	52.7
Tax effect of adjustments	—	(1.5)	(1.5)
Balance at June 30, 2019	$(342.6)	$(69.3)	$(411.9)

10.	INCOME TAXES
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
The gross unrecognized income tax benefits were $25.6 and $18.0 at June 30, 2019, and December 31, 2018, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of June 30, 2019, and December 31, 2018, $25.6 and $18.0, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $10.3 and $8.7 as of June 30, 2019, and December 31, 2018, respectively.
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
On May 2, 2013, the Company was served with a False Claims Act lawsuit, State of Georgia ex rel. Hunter Laboratories, LLC and Chris Riedel v. Quest Diagnostics Incorporated, et al., filed in the State Court of Fulton County, Georgia. The lawsuit, filed by a competitor laboratory, alleges that the Company overcharged Georgia's Medicaid program. The State of Georgia filed a Notice of Declination on August 13, 2012, before the Company was served with the complaint. The case was removed to the U.S. District Court for the Northern District of Georgia. The lawsuit sought actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. On March 14, 2014, the Company's Motion to Dismiss was granted. The Plaintiffs repled their complaint, and the Company filed a Motion to Dismiss the First Amended Complaint. In May 2015, the Court dismissed the Plaintiffs' anti-kickback claim and remanded the remaining state law claims to the State Court of Fulton County. In July 2015, the Company filed a Motion to Dismiss these remaining claims. The Plaintiffs filed an opposition to the Company's Motion to Dismiss in August 2015. Also, the State of Georgia filed a brief as amicus curiae. In May, 2019, the parties settled the lawsuit.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Supreme Court dismissed the writ of certiorari in Emulex as improvidently granted. The Company will vigorously defend the lawsuit.
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
On September 7, 2017, the Company was served with a putative class action lawsuit, John Sealock, et al. v. Covance Market Access Services, Inc., filed in the U.S. District Court for the Southern District of New York. The complaint alleged that Covance Market Access Services, Inc. violated the Fair Labor Standards Act and New York labor laws by failing to provide overtime wages, failing to pay for all hours worked, and failing to provide accurate wage statements. The lawsuit sought monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. In November 2017, the Company filed a Motion to Strike Class Allegations, which was denied. In December 2017, the Plaintiff filed a Motion for Conditional Certification of a Collective Action, which was granted in May 2018. In December 2018, Plaintiff filed, and the Court granted, a second motion to conditionally certify an expanded class to a nationwide class action. This matter has been settled in principle and the settlement is subject to judicial review and approval.
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
On September 10, 2018, the Company was served with a Labor Code Private Attorneys General Act (LCPAGA) lawsuit, Terri Wilson v. Laboratory Corporation of America Holdings, which was filed in the U.S. District Court for the Northern District of California. Plaintiff alleged claims for failure to pay meal and rest break premiums, failure to provide compliant wage statements, failure to compensate employees for all hours worked, and failure to pay wages upon termination of employment. Plaintiff asserted these actions violated various California Labor Code provisions and constituted an unfair competition practice under California law. The lawsuit sought monetary damages, civil penalties, injunctive relief, and recovery of attorney's fees and costs. In June, 2019, the parties settled the lawsuit.
On September 21, 2018, the Company was served with a putative class action lawsuit, Alma Haro v. Laboratory Corporation of America, et al., which was filed in the Superior Court of California, County of Los Angeles. Plaintiff alleges that employees were not properly paid overtime compensation, minimum wages, meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. Plaintiff asserts these actions violate various California Labor Code provisions and constitute an unfair competition practice under California law. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
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
On April 1, 2019, Covance Research Products was served with a Grand Jury Subpoena issued by the Department of Justice (DOJ) in Miami, Florida requiring the production of documents related to the importation into the United States of live non-human primate shipments originating from or transiting through China, Cambodia, and/or Vietnam from April 1, 2014 through March 28, 2019. The Company is cooperating with the DOJ.
On April 4, 2019, Tri-Cities Laboratory (a joint venture that was acquired as part of the Pathology Associates Medical Laboratories transaction in May 2017) was served with a subpoena issued by the DOJ in Newark, New Jersey requiring the production of documents related to test orders and payments to various third party companies and individuals. The Company cooperated with the DOJ.
On April 22, 2019, the Company was served with a putative class action lawsuit, Kawa Orthodontics LLP, et al. v. Laboratory Corporation of America Holdings, et al., filed in the U.S. District Court for the Middle District of Florida. The lawsuit alleges that on or about February 6, 2019, the defendants violated the U.S. Telephone Consumer Protection Act (TCPA) by sending unsolicited facsimiles to Plaintiff and at least 40 other recipients without the recipients' prior express invitation or permission. The lawsuit seeks the greater of actual damages or the sum of $0.0005 for each violation, subject to trebling under the TCPA, and injunctive relief. The Company filed a motion to dismiss the case on May 28, 2019.  In response to the Motion to Dismiss, the Plaintiff filed an amended complaint, which contains additional allegations, including allegations related to another facsimile. The Company filed a Motion to Dismiss the amended complaint. The Company will vigorously defend the lawsuit.
On May 14, 2019, Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (AMCA), an external collection agency, notified the Company about a security incident AMCA experienced that may have involved certain personal information about some of the Company’s patients (the AMCA Incident). The Company referred patient balances to AMCA only when direct collection efforts were unsuccessful. The Company’s systems were not impacted by the AMCA Incident. Upon learning of the AMCA Incident, the Company promptly stopped sending new collection requests to AMCA and stopped AMCA from continuing to work on any pending collection requests from the Company. AMCA informed the Company that it appeared that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019, and that AMCA could not rule out the possibility that personal information on AMCA’s system was at risk during that time period. Information on AMCA’s affected system from the Company may have included name, address, and balance information for the patient and person responsible for payment, along with the patient’s phone number, date of birth, referring physician, and date of service. The Company was later informed by AMCA that health insurance information may have been included for some individuals, and because some insurance carriers utilize the Social Security Number as a subscriber identification number, the Social Security Number for some individuals may also have been affected. No ordered tests, laboratory test results, or diagnostic information from the Company were in the AMCA affected system. The Company notified individuals for whom it had a valid mailing address. For the individuals whose Social Security Number was affected, the notice included an offer to enroll in credit monitoring and identity protection services that will be provided free of charge for 24 months.
Eighteen putative class action lawsuits were filed against the Company related to the AMCA Incident. Numerous similar lawsuits have been filed against other health care providers who used AMCA. The lawsuits against the Company were filed in various United States District Courts. The lawsuits generally allege that the Company did not adequately protect its patients’ data, and assert various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The lawsuits seek damages on behalf of a class of all affected Company consumers. The attorneys for certain of the Plaintiffs filed a motion with the Judicial Panel on Multi-District Litigation (JPML) seeking to have all cases related to the AMCA Incident consolidated for pre-trial proceedings in a multi-district litigation. The JPML ordered the transfer of the cases to the District of New Jersey. The Company will vigorously defend the multi-district litigation.
Certain governmental entities and individuals have requested information from the Company related to the AMCA Incident. The Company has received requests for information from United States Senators Robert Menendez and Cory A. Booker and from the Attorneys General of Colorado, Connecticut, Illinois, Florida, New York, and Indiana. The request from Indiana includes a Civil Investigative Demand, which requests certain documents from the Company. The Company also provided notice of the AMCA Incident to state and federal regulators where appropriate. The Company is cooperating with these requests.
On June 10, 2019, the Company was served with a class action lawsuit, Ignacio v. Laboratory Corporation of America, filed in Superior Court of the State of California for the County of Los Angeles. Plaintiff alleges that non-exempt employees based in California were not properly paid overtime compensation, minimum wages, meal and rest break premiums, were not indemnified for business expenses, did not receive compliant wage statements, and were not properly paid wages upon termination of

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

employment. Plaintiff asserts these actions violate various California Labor Code provisions and constitute an unfair competition practice under California law. The lawsuit seeks monetary damages, liquidated damages, injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On June 26, 2019, a class action lawsuit, Jan v. Laboratory Corporation of America, was filed in the Superior Court for the State of California for the County of Sacramento. Plaintiff alleges that non-exempt employees based in California were not properly paid meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. Plaintiff asserts these actions violate various California Labor Code provisions and constitute an unfair competition practice under California law. The lawsuit seeks monetary damages, liquidated damages, injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On July 1, 2019, a class action lawsuit, Mitchell v. Covance, Inc. et al., was filed in the United States District Court for the Eastern District of Pennsylvania. Plaintiff alleges that certain individuals employed by Covance Inc. and Chiltern International Inc. were misclassified as exempt employees under the Fair Labor Standards Act and the Pennsylvania Minimum Wage Act and were thereby not properly paid overtime compensation. The lawsuit seeks monetary damages, liquidated damages, and recovery of attorneys’ fees and costs. The Company will vigorously defend the lawsuit.
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

12. PENSION AND POST-RETIREMENT PLANS
The Company has two defined contribution retirement plans (401K Plans) which cover substantially all U.S. employees. All employees eligible for the LabCorp 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 1% and up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $12.9 and $15.8 for the three months ended June 30, 2019, and 2018, respectively, and was $37.1 and $31.8 for the six months ended June 30, 2019, and 2018, respectively. All of the Covance U.S. employees, including legacy Chiltern employees, are eligible to participate in the Covance 401K plan, which features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions. Chiltern employees were previously eligible to participate in the Chiltern 401K plan, which featured a maximum 3.0% Company match, based upon a percentage of the employee's contributions. The Chiltern 401K plan merged into the Covance Plan effective January, 7, 2019. The Company incurred expense of $17.9 and $16.5 for the Covance 401K plan during the three months ended June 30, 2019, and 2018, respectively, and $37.8 and $35.3 during the six months ended June 30, 2019, and 2018, respectively. The Company also maintains several other immaterial 401K plans associated with companies acquired over the last several years.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost for administrative expenses	$1.0	$1.2	$2.0	$2.6
Interest cost on benefit obligation	3.5	3.2	7.0	6.5
Expected return on plan assets	(3.8)	(4.1)	(7.6)	(8.2)
Net amortization and deferral	2.6	3.1	5.2	5.9
Defined benefit plan costs	$3.3	$3.4	$6.6	$6.8

During the six months ended June 30, 2019, the Company made no contributions to the Company Plan.
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

	U.K. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost for administrative expenses	$0.8	$0.9	$1.6	$1.8
Interest cost on benefit obligation	1.9	1.9	3.8	3.8
Expected return on plan assets	(2.8)	(3.2)	(5.7)	(6.5)
Defined benefit plan costs	$(0.1)	$(0.4)	$(0.3)	$(0.9)

	U.K. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Assumptions used to determine defined benefit plan cost
Discount rate	2.9%	2.5%	2.9%	2.5%
Expected return on assets	4.5%	4.5%	4.5%	4.5%
Salary increases	3.6%	3.6%	3.6%	3.6%

	German Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost for administrative expenses	$0.3	$0.3	$0.6	$0.6
Interest cost on benefit obligation	0.2	0.2	0.3	0.3
Defined benefit plan costs	$0.5	$0.5	$0.9	$0.9

Assumptions used to determine defined benefit plan cost
Discount rate	1.9%	1.7%	1.9%	1.7%
Expected return on assets	N/A	N/A	N/A	N/A
Salary increases	2.0%	2.0%	2.0%	2.0%

As a result of the Envigo acquisition, the Company assumed a defined benefit pension plan for the benefit of Envigo's U.K. employees (the Envigo plan), which is a legacy plan of a company previously acquired by Envigo. The Envigo plan is a funded plan that is closed to future accrual. The related net pension obligation of $56.8, based on the preliminary valuation of acquired assets and assumed liabilities, is reported under Other liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2019. The Company’s funding policy has been to make annual contributions to the plan of amounts that are at least equal to the local statutory funding requirements.

13.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2019, and December 31, 2018, is as follows:

			Fair Value Measurements as of
		Fair Value as of	June 30, 2019
	Balance Sheet		Using Fair Value Hierarchy
	Classification	June 30, 2019	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.7	$—	$15.7	$—
Cross currency swap asset	Other assets, net	1.2	—	1.2	—
Interest rate swap	Other assets, net	3.7	—	3.7	—
Cash surrender value of life insurance policies	Other assets, net	75.3	—	75.3	—
Deferred compensation liability	Other liabilities	74.3	—	74.3	—
Contingent consideration	Other liabilities	20.1	—	—	20.1
Investment in equity securities	Prepaid expenses and other	29.8	29.8	—	—

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

			Fair Value Measurements as of
		Fair Value as of	December 31, 2018
	Balance Sheet		Using Fair Value Hierarchy
	Classification	December 31, 2018	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.0	$—	$15.0	$—
Cross currency swap liability	Other liabilities	2.8	—	2.8	—
Interest rate swap	Other liabilities	3.1	—	3.1	—
Cash surrender value of life insurance policies	Other assets, net	63.5	—	63.5	—
Deferred compensation liability	Other liabilities	64.2	—	64.2	—
Contingent consideration	Other liabilities	18.6	—	—	18.6

Fair Value Measurement of Level 3 Assets	Contingent Consideration
Balance at December 31, 2018	18.6
Addition	1.5
Balance at June 30, 2019	$20.1

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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $1.8 and $16.9 as of June 30, 2019, and December 31, 2018, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $5,658.5 and $5,318.0 as of June 30, 2019, and December 31, 2018, respectively. The fair market value of the floating rate secured note due 2022 received for the sale of CRP was $110.0 as of June 30, 2019. The effective interest rate on the floating rate secured note receivable was 7.79% as of June 30, 2019. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Interest Rate Swap
The Company is party to two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets or other long-term liabilities, as applicable, and added to or subtracted from the value of the senior notes, with an aggregate fair value of $3.7 (asset) and $3.1 (liability) at June 30, 2019, and December 31, 2018, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's Condensed Consolidated Statements of Operations.

	Carrying amount of hedged liabilities as of		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities as of
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Balance Sheet Line Item in which Hedged Items are Included
Long-term debt, less current portion	$603.7	$597.0	$3.7	$(3.1)

Cross Currency Swap
During the fourth quarter of 2018, the Company entered into six U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps maturing in 2022 and 2025 are included in other long-term assets with an aggregate fair value of $0.3 and $0.9, respectively, as of June 30, 2019 and are included in other long-term liabilities with an aggregate fair value of $1.0 and $1.8, respectively, as of December 31, 2018. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps is $(7.8) and $4.0, respectively, for the three and six months ended June 30, 2019, and was recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Condensed Consolidated Statement of Comprehensive Earnings to the Condensed Consolidated Statement of Operations during the three months ended June 30, 2019.
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		June 30, 2019			December 31, 2018
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Other assets, net or Other liabilities	$3.7	$—	$600.0	$—	$(3.1)	$600.0
Cross currency swaps	Other assets, net or Other liabilities	$1.2	$—	$600.0	$—	$(2.8)	$600.0

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging relationships:

	Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations		Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Interest rate swap contracts	$4.3	$(10.0)	$—	$—	$6.8	$(9.7)	$—	$—
Cross currency swaps	$(7.8)	$(24.3)	$—	$—	$4.0	$(24.2)	$—	$—

No gains or losses from derivative instruments classified as hedging instruments have been recognized into income for the three and six months ended June 30, 2019 and 2018.

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

The Company believes these embedded derivatives had no fair value at June 30, 2019, and December 31, 2018. These embedded derivatives also had no impact on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2019, and 2018.
Other Derivative Instruments
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of June 30, 2019, and December 31, 2018.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2019	2018
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$123.8	$188.2
Income taxes, net of refunds	119.6	148.6
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	7.2	—
Change in accrued property, plant and equipment	(12.5)	4.8
Floating rate secured note receivable due 2022 from the sale of CRP	110.0	—

16.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2019, and 2018. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes its business unit operations for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three and six months ended June 30, 2019, and 2018:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
LCD	$1,760.9	$1,814.0	$3,482.9	$3,584.2
CDD	1,126.3	1,054.2	2,201.0	2,132.6
Intercompany eliminations	(5.5)	(1.9)	(11.0)	(2.2)
Revenues	2,881.7	2,866.3	5,672.9	5,714.6

Operating earnings:
LCD	312.5	336.3	580.8	639.8
CDD	65.8	68.8	153.8	107.3
Unallocated corporate expenses	(42.6)	(35.9)	(80.7)	(72.5)
Total operating income	335.7	369.2	653.9	674.6
Other income (expense), net	(65.7)	(56.5)	(129.2)	(120.4)
Earnings before income taxes	270.0	312.7	524.7	554.2
Provision for income taxes	79.3	78.6	148.1	147.6
Net earnings	190.7	234.1	376.6	406.6
Less (earnings) loss attributable to noncontrolling interests	(0.3)	(0.3)	(0.6)	0.4
Net income attributable to Laboratory Corporation of America Holdings	$190.4	$233.8	$376.0	$407.0

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

2.
significant monetary damages, fines, penalties, assessments, refunds, repayments, damage to the Company’s reputation, unanticipated compliance expenditures, and/or exclusion or debarment from or ineligibility to participate in government programs, among other adverse consequences, arising from enforcement of anti-fraud and abuse laws and other laws applicable to the Company in jurisdictions in which the Company conducts business;

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

24.
changes or disruption in the provision or transportation of services or supplies provided by third parties, or their termination for failure to follow the Company's performance standards and requirements;

25.	damage or disruption to the Company's facilities;

26.	damage to the Company's reputation, loss of business, or other harm from acts of animal rights activists or potential harm and/or liability arising from animal research activities;

27.	adverse results in litigation matters;

28.	inability to attract and retain experienced and qualified personnel;

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

35.
a failure in the Company's information technology systems, including with respect to testing turnaround time and billing processes, or the failure of the Company or its third-party suppliers and vendors to maintain the security of business information or systems or to protect against cybersecurity attacks such as denial of service attacks, malware, ransomware and computer viruses, or delays or failures in the development and implementation of the Company’s automation platforms, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;

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

38.
impact on the Company's revenues, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by Standard &Poor's and/or Moody's;

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
GENERAL (dollars in millions, except per share data)
During the six months ended June 30, 2019, revenues were $5,672.9, a decrease of 0.7% from $5,714.6 in the first half of 2018. The decline in revenue was primarily due to the disposition of businesses of 1.9% and foreign currency translation of 0.8%, partially offset by acquisitions of 1.0% and organic growth of 1.0% (which includes the negative impact from PAMA of 1.0%).
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
On June 3, 2019, the Company's CDD segment completed the acquisition of Envigo's nonclinical contract research services business, expanding CDD's global nonclinical drug development capabilities with additional locations and resources. Envigo also completed the acquisition of the Covance Research Products (CRP) business, which was part of the CDD segment. The two companies will continue to collaborate through a multi-year, renewable supply agreement. The Company paid cash consideration of $601.0, received a floating rate secured note of $110.0, and recorded a loss on sale of CRP of $8.8. The Company funded the transaction through a new term loan facility.
The Company remains on track to deliver $150.0 of net savings from CDD's three-year LaunchPad initiative by the end of 2020. The Company expects phase II of LCD’s LaunchPad initiative to deliver approximately $200.0 in net savings over the next

INDEX

three years, while incurring approximately $40.0 in one-time implementation costs. Approximately one-third of the total savings are expected to be realized each year.
On May 14, 2019, Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (AMCA), an external collection agency, notified the Company about a security incident AMCA experienced that may have involved certain personal information about some of the Company’s patients (the AMCA Incident). The Company referred patient balances to AMCA only when direct collection efforts were unsuccessful. The Company’s systems were not impacted by the AMCA Incident. Upon learning of the AMCA Incident, the Company promptly stopped sending new collection requests to AMCA and stopped AMCA from continuing to work on any pending collection requests from the Company. AMCA informed the Company that it appeared that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019, and that AMCA could not rule out the possibility that personal information on AMCA’s system was at risk during that time period. Information on AMCA’s affected system from the Company may have included name, address, and balance information for the patient and person responsible for payment, along with the patient’s phone number, date of birth, referring physician, and date of service. The Company was later informed by AMCA that health insurance information may have been included for some individuals, and because some insurance carriers utilize the Social Security Number as a subscriber identification number, the Social Security Number for some individuals may also have been affected. No ordered tests, laboratory test results, or diagnostic information from the Company were in the AMCA affected system. The Company notified individuals for whom it had a valid mailing address. For the individuals whose Social Security Number was affected, the notice included an offer to enroll in credit monitoring and identity protection services that will be provided free of charge for 24 months.
PAMA, which went into effect on January 1, 2018, resulted in a net reduction of revenue of approximately $70.0 in 2018 from all payers affected by the Clinical Lab Fee Schedule. A reduction of approximately $54.0 has been incurred through the first half of 2019. Unless further implementation of PAMA is delayed or changed, an additional reduction of approximately $61.0 is expected for 2019.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended June 30, 2019, compared with three months ended June 30, 2018
Revenues

	Three Months Ended June 30,
	2019	2018	Change
LCD	$1,760.9	$1,814.0	(2.9)%
CDD	1,126.3	1,054.2	6.8%
Intercompany eliminations	(5.5)	(1.9)	189.5%
Total	$2,881.7	$2,866.3	0.5%
The increase in revenues for the three months ended June 30, 2019, as compared with the corresponding period in 2018 was 0.5%. The increase in revenues was primarily due to acquisitions of 1.4% and organic growth of 1.7% (which includes the negative impact from PAMA of (0.9%)), partially offset by the disposition of businesses of 1.9% and negative foreign currency translation of 0.7%.
LCD revenues for the quarter were $1,760.9, a decrease of 2.9% compared to revenues of $1,814.0 in the second quarter of 2018. The decrease in revenues was due to the negative impact from disposition of businesses of 2.8%, negative foreign currency translation of 0.2% and a decline in organic revenues versus prior year of 0.3%, partially offset by acquisitions of 0.4%. Organic revenue growth in constant currency of negative 0.3% includes the impact from PAMA of 1.5% and fewer revenue days of 0.6%.
Total LCD volume (measured by requisitions) excluding the disposition of businesses, decreased by 0.9%, as acquisition volume contributed 0.2% and organic volume declined by 1.2%. Organic volume was negatively impacted by approximately 2.5% from the combination of lower consumer genetics, managed care contract changes, and fewer revenue days. Excluding the disposition of businesses, revenue per requisition increased by 1.0%, despite the negative impact from PAMA of 1.5%.
CDD revenues for the second quarter were $1,126.3, an increase of 6.8% over revenues of $1,054.2 in the second quarter of 2018. The increase was primarily due to organic growth of 5.5% and acquisitions of 3.3%, partially offset by negative foreign currency translation of 1.6% and a business disposition of 0.3%.

INDEX

Cost of Revenues

	Three Months Ended June 30,
	2019	2018	Change
Cost of revenues	$2,056.9	$2,031.2	1.3%
Cost of revenues as a % of revenues	71.4%	70.9%
Cost of revenues increased 1.3% during the three months ended June 30, 2019, as compared with the corresponding period in 2018. Cost of revenues as a percentage of revenues during the three months ended June 30, 2019, increased to 71.4% as compared to 70.9% in the corresponding period in 2018. The increase is primarily due to higher personnel costs and rent expense to support the Company's global growth initiatives.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2019	2018	Change
Selling, general and administrative expenses	$415.3	$395.2	5.1%
Selling, general and administrative expenses as a % of revenues	14.4%	13.8%
During the three months ended June 30, 2019, the Company incurred $33.2 of acquisition and divestiture related costs, $1.5 in management transition cost and $0.1 in costs related to the previous ransomware attack. In addition, the Company recorded $2.6 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $37.4.
During the three months ended June 30, 2018, the Company incurred integration and other related costs of $19.6 primarily relating to the Chiltern acquisition and the planned sale of the Covance Food Solutions business. In addition, the Company incurred $1.4 in consulting expenses relating to fees incurred as part of its integration and management transition costs, $0.1 in costs related to a ransomware attack and $2.5 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $23.6.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.1% and 13.0% during the three months ended June 30, 2019, and 2018, respectively, due to the decreased revenue from the implementation of PAMA.
Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2019	2018	Change
LCD	$25.6	$26.2	(2.3)%
CDD	34.6	32.3	7.1%
Total amortization of intangibles and other assets	$60.2	$58.5	2.9%
The decrease in amortization of intangibles and other assets within the LCD segment primarily reflects the impact of acquisitions occurring after June 30, 2018, offset by the reduction of amortizable intangible assets pursuant to the divestiture of three LCD businesses in 2018. Amortization of intangible assets within the CDD segment increased primarily due to the impact of acquisitions occurring after June 30, 2018, offset by the reduction of amortizable intangible assets pursuant to the divestiture of one CDD business during the second quarter of 2019.
Restructuring and Other Special Charges

	Three Months Ended June 30,
	2019	2018	Change
Restructuring and other special charges	$13.6	$12.2	11.5%
During the three months ended June 30, 2019, the Company recorded net restructuring and other special charges of $13.6: $3.0 within LCD and $10.6 within CDD. The charges were comprised of $3.5 related to severance and other personnel costs along with $10.2 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were offset by the reversal of previously established reserves of $0.1 in unused facility reserves.
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

INDEX

Interest Expense

	Three Months Ended June 30,
	2019	2018	Change
Interest expense	$(59.1)	(63.1)	(6.3)%
The decrease in interest expense for the three months ended June 30, 2019, as compared with the corresponding period in 2018, is primarily due to the repayment of the 2.50% senior notes in 2018, the repayment of the 2014 term loan and partial repayment of the 2017 term loan, partially offset by an increased level of borrowing on the revolving credit facility and the new 2019 term loan.
Equity Method Income

	Three Months Ended June 30,
	2019	2018	Change
Equity method income	$2.5	$3.0	(16.7)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income for the three months ended June 30, 2019, as compared with the corresponding period in 2018, was primarily due to decreased profitability of the Company's joint ventures.
Other, net

	Three Months Ended June 30,
	2019	2018	Change
Other, net	$(10.5)	$2.8	(475.0)%

The change in other, net for the three months ended June 30, 2019, is primarily due to the $8.8 loss on disposition of a business incurred during the three months ended June 30, 2019 and the $5.3 write-off of two of the Company's cost method investments, partially offset by a net increase in other investment gains of $3.1. In addition, foreign currency transaction losses of $3.2 were recognized for the three months ended June 30, 2019 and gains of $0.9 in the corresponding period of 2018.
Income Tax Expense

	Three Months Ended June 30,
	2019	2018	Change
Income tax expense	$79.3	$78.6	0.9%
Income tax expense as a % of earnings before income taxes	29.4%	25.1%
The 2019 tax rate was unfavorable to 2018 primarily due to acquisitions and divestitures. While both 2019 and 2018 were favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory rate, the benefit was greater in 2018 than 2019.
Operating Income by Segment

	Three Months Ended June 30,
	2019	2018	Change
LCD operating income	$312.5	$336.3	(7.1)%
LCD operating margin	17.7%	18.3%	(0.6)%
CDD operating income	65.8	68.8	(4.4)%
CDD operating margin	5.9%	6.5%	(0.6)%
General corporate expenses	(42.6)	(35.9)	18.7%
Total operating income	$335.7	$369.2	(9.1)%
LCD operating income was $312.5 for the three months ended June 30, 2019, a decrease of 7.1% over operating income of $336.3 in the corresponding period of 2018, and LCD operating margin decreased 60 basis points year-over-year. The decrease in operating income and margin were primarily due to the impact from PAMA of approximately $27.0, disposition of businesses, personnel costs, and cybersecurity expenses, partially offset by LaunchPad initiatives. The Company remains on track to deliver approximately $200.0 of net savings from its three-year, phase II of LabCorp Diagnostics’ LaunchPad initiative by the end of 2021.
CDD operating income was $65.8 for the three months ended June 30, 2019, a decrease of 4.4% over operating income of $68.8 in the corresponding period of 2018, and CDD operating margin decreased 60 basis points year-over-year. The decrease in operating income and margin was primarily due to acquisition-related expenses, higher personnel costs, cybersecurity investments

INDEX

and rent expense to support the Company's global growth initiatives, partially offset by organic demand, LaunchPad savings, acquisitions and currency translation. The Company is on track to deliver $150.0 of net savings from its three-year CDD LaunchPad initiative by the end of 2020, and $30.0 of cost synergies from the integration of Chiltern by the end of 2019.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $42.6 for the three months ended June 30, 2019, an increase of 18.7% over corporate expenses of $35.9 in the corresponding period of 2018. The increase in corporate expenses in 2019 is primarily due to the benefit of a favorable legal settlement in 2018 offsetting normal corporate expenses.
Six months ended June 30, 2019, compared with six months ended June 30, 2018
Revenues

	Six Months Ended June 30,
	2019	2018	Change
LCD	$3,482.9	$3,584.2	(2.8)%
CDD	2,201.0	2,132.6	3.2%
Intercompany eliminations	(11.0)	(2.2)	400.0%
Total	$5,672.9	$5,714.6	(0.7)%
The decrease in revenues for the six months ended June 30, 2019, as compared with the corresponding period in 2018 was 0.7%. The decline in revenues was primarily due to the disposition of businesses of 1.9% and negative foreign currency translation of 0.8%, partially offset by acquisitions of 1.0% and organic growth of 1.0% (which includes the negative impact from PAMA of 1.0%).

LCD revenues for the six months ended June 30, 2019, were $3.48 billion, a decrease of 2.8% over revenues of $3.58 billion for the six months ended June 30, 2018. The decline in revenues was primarily due to the negative impact from the disposition of businesses of 2.9% and negative currency translation of 0.2%, partially offset by acquisitions of 0.2%. Organic revenues growth was flat and included the negative impact of 1.5% from PAMA and 0.8% due to fewer revenue days.

Total volume (measured by requisitions) excluding the disposition of businesses was flat as acquisition volume contributed 0.1% and organic volume declined by 0.2%. Organic volume was negatively impacted by approximately 2.0% from the combination of lower consumer genetics, managed care contract changes, and fewer revenue days. Excluding the disposition of businesses, revenue per requisition increased by 0.3%, including the negative impact from PAMA of 1.5%.
CDD revenues for the six months ended June 30, 2019 were $2,201.0, an increase of 3.2% over revenues of $2,132.6 in the six months ended June 30, 2018. The increase was primarily due to organic growth of 3.0% and acquisitions of 2.3%, partially offset by negative foreign currency translation of 1.8% and a business disposition of 0.1%.
Cost of Revenues

	Six Months Ended June 30,
	2019	2018	Change
Cost of revenues	$4,058.4	$4,100.5	(1.0)%
Cost of revenues as a % of revenues	71.5%	71.8%
Cost of revenues decreased 1.0% during the six months ended June 30, 2019, as compared with the corresponding period in 2018. Cost of revenues as a percentage of revenues remained relatively consistent during the six months ended June 30, 2019, decreasing slightly to 71.5% as compared to 71.8% in the corresponding period in 2018.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2019	2018	Change
Selling, general and administrative expenses	$809.1	$792.2	2.1%
Selling, general and administrative expenses as a % of revenues	14.3%	13.9%
During the six months ended June 30, 2019, the Company incurred $44.3 of acquisition and divestiture related costs, $2.9 in consulting expenses relating to fees incurred as part of its integration and management transition cost and $0.7 in costs related to a ransomware attack. In addition, the Company recorded $5.0 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $52.9.

INDEX

During the six months ended June 30, 2018, the Company incurred integration and other related costs of $37.6 primarily relating to the Chiltern acquisition and planned sale of the Company's Covance Food Solutions business. In addition, the Company incurred $4.5 in consulting expenses relating to fees incurred as part of its integration and management transition costs. During the quarter, the Company paid a special one-time bonus of $31.1 ($6.3 of which was recorded in selling, general and administrative expenses) to non-bonus eligible employees in recognition of the benefits the Company received from the passage of the TCJA. In addition, the Company incurred $4.2 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $50.4 and cost of sales by $26.9.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.3% and 13.0% during the six months ended June 30, 2019, and 2018, respectively, primarily due to due to the decreased revenue from the implementation of PAMA.
Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2019	2018	Change
LCD	$50.3	$56.4	(10.8)%
CDD	67.0	64.4	4.0%
Total amortization of intangibles and other assets	$117.3	$120.8	(2.9)%
The decrease in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after June 30, 2018, offset by the reduction of amortizable intangible assets pursuant to the divestiture of three LCD businesses in 2018.
Restructuring and Other Special Charges

	Six Months Ended June 30,
	2019	2018	Change
Restructuring and other special charges	$34.2	$26.5	29.1%
During the six months ended June 30, 2019, the Company recorded net restructuring and other special charges of $34.2: $16.1 within LCD and $18.1 within CDD. The charges were comprised of $20.3 related to severance and other personnel costs along with $13.5 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were increased by the adjustment of previously established reserves of $0.4 in facility reserves.
During the six months ended June 30, 2018, the Company recorded net restructuring and other special charges of $26.5: $9.1 within LCD and $17.4 within CDD. The charges were comprised of $23.1 related to severance and other personnel costs, $2.5 in costs associated with facility closures and general integration initiatives, and $2.3 in impairment to land held for sale. The Company reversed previously established reserves of $0.9 and $0.5 in unused facility reserves and unused severance reserves, respectively.
Interest Expense

	Six Months Ended June 30,
	2019	2018	Change
Interest expense	$(115.8)	(126.6)	(8.5)%
The decrease in interest expense for the six months ended June 30, 2019, as compared with the corresponding period in 2018, is primarily due to the repayment of the 2.50% senior notes in 2018, the repayment of the 2014 term loan, partial repayment of the 2017 term loan and a reduced level of borrowing on the revolving credit facility, partially offset by the new 2019 term loan.
Equity Method Income

	Six Months Ended June 30,
	2019	2018	Change
Equity method income	$5.5	$5.5	—%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. Equity income for the six months ended June 30, 2019, was consistent with the corresponding period in 2018.

INDEX

Other, net

	Six Months Ended June 30,
	2019	2018	Change
Other, net	$(20.9)	$(0.7)	2,885.7%

The change in other, net for the six months ended June 30, 2019, is primarily due to the $8.8 loss on disposition of a business, the $5.3 write-off of two of the Company's cost method investments (as compared to $3.5 of investment write-offs during the six months ended June 30, 2018) and net investment losses of $2.8. Foreign currency transaction losses were $7.8 and $1.0, respectively for the 2019 and 2018 periods presented.
Income Tax Expense

	Six Months Ended June 30,
	2019	2018	Change
Income tax expense	$148.1	$147.6	0.3%
Income tax expense as a % of earnings before income taxes	28.2%	26.6%
The 2019 tax rate was unfavorable to 2018 primarily due to acquisitions, divestitures and a lower stock-based compensation benefit. This was partially offset by TCJA taxes for the repatriation tax that only impacted 2018. While both 2019 and 2018 were favorably impacted by foreign earnings taxed at lower rates than the U.S. statutory rate, the benefit was greater in 2018 than 2019.
Operating Income by Segment

	Six Months Ended June 30,
	2019	2018	Change
LCD operating income	$580.8	$639.8	(9.2)%
LCD operating margin	16.7%	17.9%	(1.2)%
CDD operating income	153.8	107.3	43.3%
CDD operating margin	7.0%	5.0%	2.0%
General corporate expenses	(80.7)	(72.5)	11.3%
Total operating income	$653.9	$674.6	(3.1)%
LCD operating income was $580.8 for the six months ended June 30, 2019, a decrease of 9.2% over operating income of $639.8 in the corresponding period of 2018, and LCD operating margin decreased 120 basis points year-over-year. The decline in operating income and margin were primarily due to the impact from PAMA of approximately $54.0, disposition of businesses, personnel costs, and cybersecurity expenses, partially offset by LaunchPad initiatives. The Company remains on track to deliver approximately $200.0 of net savings from its three-year, phase II of LabCorp Diagnostics’ LaunchPad initiative by the end of 2021.
CDD operating income was $153.8 for the six months ended June 30, 2019, an increase of 43.3% over operating income of $107.3 in the corresponding period of 2018, and CDD operating margin increased 200 basis points year-over-year. The increase in operating income and margin were primarily due to organic demand, LaunchPad savings, acquisitions and currency translation, partially offset by personnel costs, cybersecurity investments, and rent expense to support the Company's global expansion. The Company is on track to deliver $150.0 of net savings from its three-year CDD LaunchPad initiative by the end of 2020, and $30.0 of cost synergies from the integration of Chiltern by the end of 2019.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $80.7 for the six months ended June 30, 2019, an increase of 11.3% over corporate expenses of $72.5 in the corresponding period of 2018. The increase in corporate expenses in 2019 is primarily due to higher personnel costs, including executive transition costs and the benefit of a favorable legal settlement in 2018 offsetting normal corporate expenses.
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

INDEX

During the six months ended June 30, 2019, and 2018, respectively, the Company's cash flows were as follows:

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$419.3	$567.1
Net cash used for investing activities	(891.3)	(196.3)
Net cash provided by (used for) financing activities	311.7	(458.1)
Effect of exchange rate on changes in cash and cash equivalents	(1.1)	(7.9)
Net change in cash and cash equivalents	$(161.4)	$(95.2)
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2019 and 2018, totaled $265.4 and $221.4, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the six months ended June 30, 2019, the Company's operations provided $419.3 of cash as compared to $567.1 during the same period in 2018. The $147.8 decrease in cash provided from operations in 2019 as compared with the corresponding 2018 period is primarily due to lower cash earnings and increased working capital needs.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2019, was $891.3 as compared to net cash used for investing activities of $196.3 for the six months ended June 30, 2018. The change in cash used for investing activities was primarily due to more business acquisitions during the six months ended June 30, 2019. Capital expenditures were $179.4 and $159.7 for the six months ended June 30, 2019, and 2018, respectively. The Company expects capital expenditures in 2019 to be approximately 4.0% of revenues primarily in connection with projects to support growth in the Company's core businesses, including projects related to LaunchPad. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2019, was $311.7 compared to net cash used for financing activities of $458.1 for the six months ended June 30, 2018. The change in cash from financing activities for six months ended June 30, 2019, as compared to 2018, was primarily the result of debt proceeds greater than payments during the period partially offset by increased share repurchases during the first half of 2019.
On June 3, 2019, the Company entered into a new $850.0 term loan facility in addition to its $750.0 2017 term loan facility. The 2019 term loan facility will mature on June 3, 2021. Proceeds of the 2019 term loan facility were used for general corporate purposes, including to repay approximately $250.0 of the 2017 term loan facility and in connection with the acquisition of Envigo's nonclinical research services business.
The 2019 term facility accrues interest at a per annum rate equal to at the Company's election, either a LIBOR rate plus a margin ranging from 0.55% to 1.175%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.175%. The 2019 term loan balance at June 30, 2019, was $850.0. As of June 30, 2019, the effective interest rate on the 2019 term loan was 3.24%.
On September 15, 2017, the Company entered into a $750.0 term loan. The 2017 term loan facility will mature on September 15, 2022. The 2017 term loan balance was $277.0 and $527.0 at June 30, 2019, and December 31, 2018, respectively.
As of June 30, 2019, the effective interest rate on the 2017 term loan was 3.56%.
On September 15, 2017, the Company also entered into an amendment and restatement of its existing senior unsecured revolving credit facility, which was originally entered into on December 21, 2011, amended and restated December 19, 2014, and further amended on July 13, 2016. The senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments.The Company had $35.0 outstanding on its revolving credit facility at June 30, 2019, and no outstanding balance on December 31, 2018.

INDEX

Under the Company's term loan credit facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facilities and the revolving credit facility at June 30, 2019. As of June 30, 2019, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.4 to 1.0.
As of June 30, 2019, the Company provided letters of credit aggregating $72.2, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually.
At the end of 2018, the Company had outstanding authorization from the board of directors to purchase up to $443.5 of Company common stock. During January 2019, the Company purchased 0.8 shares of its common stock at an average price of $131.71 for a total cost of $100.1 under this plan. On February 6, 2019, the board of directors replaced the Company's existing share repurchase plan with a new plan authorizing repurchase of up to $1.25 billion of the Company's common stock. The repurchase authorization has no expiration. During the three months ended June 30, 2019, the Company purchased 1.3 shares of its common stock at an average price of $159.13 for a total cost of $199.9. As of June 30, 2019, the Company had outstanding authorization from the board of directors to purchase up to $1.05 billion of the Company's common stock.
The Company had a $35.9 and $26.7 reserve for unrecognized income tax benefits, including interest and penalties, as of June 30, 2019, and December 31, 2018, respectively. Approximately $5.1 and $6.0 is classified in accrued expenses and other, and approximately $30.8 and $20.7 is classified in deferred income taxes and other tax liabilities in the Company's Condensed Consolidated Balance Sheets.
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
During the six months ended June 30, 2019, the Company settled notices to convert $7.7 aggregate principal amount of its zero-coupon subordinated notes with a conversion value of $14.5. The total cash used for these settlements was $7.3. As a result of these conversions, the Company also reversed deferred tax liabilities of $1.7.
On July 1, 2019, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006, between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning July 1, 2019, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Monday, September 30, 2019. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under its revolving credit facility.
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
Foreign Currency Exchange Rates
Approximately 12.5% of the Company's revenues for the six months ended June 30, 2019, and approximately 15.3% of those for the six months ended June 30, 2018, were denominated in currencies other than the U.S. dollar. The Company's financial

INDEX

statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the first quarter of 2019 and the year ended December 31, 2018, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the six months ended June 30, 2019, by approximately $2.2. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $47.2 and $(82.6) at June 30, 2019, and 2018, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2019, the Company had 27 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through July 2019 with a notional value totaling approximately $328.1. At December 31, 2018, the Company had 34 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2019 with a notional value totaling approximately $487.9.
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
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of June 30, 2019, the Company had $277.0 of unhedged variable rate debt from the 2017 term loan credit facility, $850.0 of unhedged variable debt from the 2019 term loan credit facility and $35.0 outstanding on its revolving credit facility. As of December 31, 2018, the Company had $527.0 of unhedged variable rate debt from the 2017 term loan credit facility and $0.0 outstanding on its revolving credit facility.
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

Each quarter-point increase or decrease in the variable rate would result in the Company's interest expense changing by approximately $2.9 per year for the Company's unhedged variable rate debt.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

INDEX

Changes in Internal Control Over Financial Reporting
On June 3, 2019, the Company completed the acquisition of Envigo's nonclinical contract research services business. The Company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include the acquired Envigo operations. The Company’s management is continuing to integrate the acquired operations of Envigo's nonclinical contract research services business into the Company’s overall internal control over financial reporting process. However, management plans to exclude these operations from its annual assessment of internal controls over financial reporting for the year ending December 31, 2019.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in millions)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended June 30, 2019, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 - April 30	0.7	$154.49	0.7	$1,151.0
May 1 - May 31	0.6	163.95	0.6	1,050.0
June 1 - June 30	—	—	—	1,050.0
	1.3	$159.13	1.3	$1,050.0
On February 6, 2019, the board of directors replaced the Company's existing share repurchase plan with a new plan authorizing repurchase of up to $1.25 billion of the Company's common stock. The repurchase authorization has no expiration. During the three months ended June 30, 2019, the Company purchased 1.3 shares of its common stock at at an average price of $159.13 for a total cost of $199.9. As of June 30, 2019, the Company had outstanding authorization from the board of directors to purchase up to $1.05 billion of the Company's common stock.
Item 5. Other Information
On August 6, 2019, the Company and David P. King, Chairman, President and Chief Executive Officer of the Company, entered into a Transition Agreement effective June 30, 2019 (the Transition Agreement), as contemplated by the Term Sheet dated June 4, 2019 (the Term Sheet), which was previously described in the Company’s Form 8-K filed on June 5, 2019.  The Transition Agreement supersedes the Term Sheet and confirms that Mr. King will (i) transition from the positions of President and Chief Executive Officer effective November 1, 2019 (the Transition Date); (ii) continue to serve on the Board as Chairman of the Board from the Transition Date until a date mutually agreed with the Board and no later than December 31, 2020; and (iii) serve as Senior Advisor to the Company’s Chief Executive Officer (Senior Advisor) from the Transition Date through at least December 31, 2020.
Pursuant to the Transition Agreement, Mr. King’s current annual base salary of $1,200,000, subject to any ordinary course increases by the Compensation Committee of the Board, will continue until December 31, 2019, after which he will be entitled to a base salary of $1,000,000 per year for the period beginning January 1, 2020 until he ceases serving as Chairman of the Board or as a Senior Advisor to the CEO. Mr. King will continue to be eligible to receive an annual bonus pursuant to LabCorp’s Management Incentive Bonus Plan (the MIB Plan) for fiscal year 2019 reflective of his full 2019 MIB Plan opportunity, with achievement to be based on specific performance objectives determined by the Compensation Committee of the Board. For fiscal year 2020, Mr. King will not be eligible to receive an annual bonus pursuant to the MIB Plan.
In accordance with the terms of the Transition Agreement, all of Mr. King’s equity awards outstanding as of the date of the Transition Agreement will be subject to the Company’s Senior Executive Transition Policy and will continue to be eligible for vesting and continue to become exercisable, payable or eligible for the termination of restrictions, as applicable, on the same terms and conditions as if Mr. King were to remain employed by the Company during the original exercise or vesting period, subject to modifications if necessary to comply with applicable law. On January 1, 2020, Mr. King will receive a grant of restricted stock units with an aggregate grant date fair value of $6,500,000 and a one-year vesting period, which shall be subject to LabCorp’s

INDEX

Senior Executive Transition Policy and the terms of the Company’s 2016 Omnibus Incentive Plan (the 2020 Grant). The 2020 Grant will continue to be eligible for vesting and continue to become payable on the same terms and conditions as if Mr. King were to have remained employed by the Company during the one-year vesting period.
Mr. King will continue to receive the perquisites he currently receives and will remain eligible to participate generally in the employee benefit plans in which he currently participates through the period he serves as Senior Advisor. Mr. King will be subject to indefinite confidentiality and non-disparagement restrictions, two-year post-termination non-competition and non-solicitation covenants, and three-year standstill covenants under the Transition Agreement.
The foregoing description does not purport to be complete and is qualified by reference to the full text of the Transition Agreement, a copy of which is filed as Exhibit 10.1 hereto.

Item 6. Exhibits

(a)	Exhibits
10.1*	Transition Agreement David P. King
10..2
Executive Employment Agreement, dated June 4, 2019, by and between Laboratory Corporation of America Holdings and Adam H. Schechter (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2019)

10.3
Term Loan Credit Agreement, dated June 3, 2019, by and among Laboratory Corporation of America Holdings, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2019).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith
**	furnished herewith

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

August 8, 2019