Form 10-Q
period 2019-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2019-10-31
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

The number of shares outstanding of the issuer's common stock is 97.1 million shares as of October 29, 2019.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$361.1	$426.8
Accounts receivable	1,617.2	1,467.9
Unbilled services	476.9	394.4
Supplies inventory	234.9	237.3
Prepaid expenses and other	297.7	309.0
Total current assets	2,987.8	2,835.4
Property, plant and equipment, net	2,462.8	1,740.3
Goodwill, net	7,815.3	7,360.3
Intangible assets, net	4,021.3	3,911.1
Joint venture partnerships and equity method investments	86.0	60.5
Deferred income tax assets	15.7	1.7
Other assets, net	458.9	276.0
Total assets	$17,847.8	$16,185.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$607.8	$634.6
Accrued expenses and other	830.3	870.0
Unearned revenue	403.8	356.4
Short-term operating lease liabilities	202.1	—
Short-term finance lease liabilities	8.3	7.9
Short-term borrowings and current portion of long-term debt	502.6	10.0
Total current liabilities	2,554.9	1,878.9
Long-term debt, less current portion	6,101.3	5,990.9
Operating lease liabilities	530.7	—
Financing lease liabilities	92.8	51.0
Deferred income taxes and other tax liabilities	969.0	940.0
Other liabilities	348.3	334.0
Total liabilities	10,597.0	9,194.8
Commitments and contingent liabilities
Noncontrolling interest	19.7	19.1
Shareholders’ equity:
Common stock, 97.4 and 98.9 shares outstanding at September 30, 2019 and December 31, 2018, respectively	9.0	11.7
Additional paid-in capital	47.8	1,451.1
Retained earnings	7,676.5	7,079.8
Less common stock held in treasury	—	(1,108.1)
Accumulated other comprehensive loss	(502.2)	(463.1)
Total shareholders’ equity	7,231.1	6,971.4
Total liabilities and shareholders’ equity	$17,847.8	$16,185.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$2,928.5	$2,831.3	$8,601.4	$8,545.9
Cost of revenues	2,111.2	2,041.4	6,169.6	6,141.9
Gross profit	817.3	789.9	2,431.8	2,404.0
Selling, general and administrative expenses	401.5	381.8	1,210.6	1,174.0
Amortization of intangibles and other assets	61.7	54.7	179.0	175.5
Restructuring and other special charges	14.2	10.0	48.4	36.5
Operating income	339.9	343.4	993.8	1,018.0
Other income (expense):
Interest expense	(60.5)	(59.4)	(176.3)	(186.0)
Equity method income, net	2.4	3.0	7.9	8.5
Investment income	2.9	2.8	4.8	4.2
Other, net	2.7	209.8	(18.2)	209.1
Earnings before income taxes	287.4	499.6	812.0	1,053.8
Provision for income taxes	66.4	180.6	214.4	328.1
Net earnings	221.0	319.0	597.6	725.7
Less: Net earnings (loss) attributable to the noncontrolling interest	(0.3)	(0.2)	(0.9)	0.1
Net earnings attributable to Laboratory Corporation of America Holdings	$220.7	$318.8	$596.7	$725.8

Basic earnings per common share	$2.26	$3.14	$6.08	$7.13
Diluted earnings per common share	$2.25	$3.10	$6.04	$7.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$221.0	$319.0	$597.6	$725.7
Foreign currency translation adjustments	(92.6)	0.3	(45.4)	(82.2)
Net benefit plan adjustments	3.2	2.9	8.7	9.1
Other comprehensive earnings (loss) before tax	(89.4)	3.2	(36.7)	(73.1)
Provision for income tax related to items of comprehensive earnings	(0.9)	(4.0)	(2.4)	(1.0)
Other comprehensive loss, net of tax	(90.3)	(0.8)	(39.1)	(74.1)
Comprehensive earnings	130.7	318.2	558.5	651.6
Less: Net earnings (loss) attributable to the noncontrolling interest	(0.3)	(0.2)	(0.9)	0.1
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$130.4	$318.0	$557.6	$651.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2017	$12.0	$1,989.8	$6,196.1	$(1,060.1)	$(333.7)	$6,804.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	173.2	—	—	173.2
Other comprehensive earnings, net of tax	—	—	—	—	52.5	52.5
Issuance of common stock under employee stock plans	—	28.4	—	—	—	28.4
Net share settlement tax payments from issuance of stock to employees	—	—	—	(25.0)	—	(25.0)
Stock compensation	—	25.8	—	—	—	25.8
Purchase of common stock	—	(75.0)	—	—	—	(75.0)
BALANCE AT MARCH 31, 2018	$12.0	$1,969.0	$6,369.3	$(1,085.1)	$(281.2)	$6,984.0
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	233.8	—	—	233.8
Other comprehensive loss, net of tax	—	—	—	—	(125.8)	(125.8)
Issuance of common stock under employee stock plans	—	14.6	—	—	—	14.6
Net share settlement tax payments from issuance of stock to employees	—	—	—	(20.1)	—	(20.1)
Stock compensation	—	26.2	—	—	—	26.2
Purchase of common stock	—	(75.0)	—	—	—	(75.0)
BALANCE AT JUNE 30, 2018	$12.0	$1,934.8	$6,603.1	$(1,105.2)	$(407.0)	$7,037.7
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	318.8	—	—	318.8
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Issuance of common stock under employee stock plans	—	24.4	—	—	—	24.4
Net share settlement tax payments from issuance of stock to employees	—	—	—	(1.1)	—	(1.1)
Conversion of zero-coupon convertible debt	—	0.3	—	—	—	0.3
Stock compensation	—	18.8	—	—	—	18.8
Purchase of common stock	(0.1)	(149.9)	—	—	—	(150.0)
BALANCE AT SEPTEMBER 30, 2018	$11.9	$1,828.4	$6,921.9	$(1,106.3)	$(407.8)	$7,248.1

BALANCE AT DECEMBER 31, 2018	$11.7	$1,451.1	$7,079.8	$(1,108.1)	$(463.1)	$6,971.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	185.6	—	—	185.6
Other comprehensive earnings, net of tax	—	—	—	—	23.6	23.6
Issuance of common stock under employee stock plans	—	24.7	—	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	—	—	(19.4)	—	(19.4)
Stock compensation	—	25.5	—	—	—	25.5
Purchase of common stock	(0.1)	(100.0)	—	—	—	(100.1)
BALANCE AT MARCH 31, 2019	$11.6	$1,401.3	$7,265.4	$(1,127.5)	$(439.5)	$7,111.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	190.4	—	—	190.4
Other comprehensive earnings, net of tax	—	—	—	—	27.6	27.6
Issuance of common stock under employee stock plans	—	9.2	—	—	—	9.2
Net share settlement tax payments from issuance of stock to employees	—	—	—	(20.7)	—	(20.7)
Stock compensation	—	26.5	—	—	—	26.5
Retirement of treasury stock	(2.4)	(1,145.8)	—	1,148.2	—	—
Purchase of common stock	(0.1)	(199.8)	—	—	—	(199.9)
BALANCE AT JUNE 30, 2019	$9.1	$91.4	$7,455.8	$—	$(411.9)	$7,144.4
Net earnings attributable to Laboratory Corporation of America Holdings	$—	$—	$220.7	$—	$—	$220.7
Other comprehensive loss, net of tax	—	—	—	—	(90.3)	(90.3)
Issuance of common stock under employee stock plans	—	25.1	—	—	—	25.1
Net share settlement tax payments from issuance of stock to employees	—	(0.3)	—	—	—	(0.3)
Stock compensation	—	31.5	—	—	—	31.5
Purchase of common stock	(0.1)	(99.9)	—	—	—	(100.0)
BALANCE AT SEPTEMBER 30, 2019	$9.0	$47.8	$7,676.5	$—	$(502.2)	$7,231.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$597.6	$725.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	421.4	414.4
Stock compensation	83.5	70.8
Gain on sale of assets	(3.8)	(1.9)
Loss (gain) on sale of business	11.9	(209.4)
Contingent consideration adjustments	(13.9)	—
Accreted interest on zero-coupon subordinated notes	—	0.1
Operating lease right-of-use asset expense	144.1	—
Earnings less distributions deficit from equity method investments	18.3	0.3
Asset impairment	—	5.3
Deferred income taxes	23.3	12.1
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(144.3)	(8.5)
Increase in unbilled services	(59.5)	(5.5)
Increase in supplies inventory	(14.5)	(8.8)
Decrease (increase) in prepaid expenses and other	5.8	(40.1)
Decrease in accounts payable	(28.2)	(79.9)
Decrease in unearned revenue	(1.0)	(94.4)
Decrease (increase) in accrued expenses and other	(165.8)	38.8
Net cash provided by operating activities	874.9	819.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(272.0)	(257.6)
Proceeds from sale of assets	5.8	50.1
Proceeds from sale of investments	9.4	—
Proceeds from sale of business	—	654.5
Investments in equity affiliates	(21.3)	(14.3)
Acquisition of businesses, net of cash acquired	(852.9)	(79.1)
Net cash (used for) provided by investing activities	(1,131.0)	353.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	850.0	—
Payments on term loan	(250.0)	(295.0)
Proceeds from revolving credit facilities	473.0	449.2
Payments on revolving credit facilities	(473.0)	(449.2)
Payments on zero-coupon subordinated notes	(5.2)	(0.3)
Noncontrolling interest distributions	(0.8)	(6.1)
Deferred payments on acquisitions	(5.0)	—
Payments on other long-term obligations	(10.9)	(6.8)
Net share settlement tax payments from issuance of stock to employees	(40.4)	(46.2)
Net proceeds from issuance of stock to employees	59.0	67.4
Purchase of common stock	(400.0)	(300.0)
Net cash provided by (used for) financing activities	196.7	(587.0)
Effect of exchange rate changes on cash and cash equivalents	(6.3)	(9.6)
Net (decrease) increase in cash and cash equivalents	(65.7)	576.0
Cash and cash equivalents at beginning of period	426.8	316.6
Cash and cash equivalents at end of period	$361.1	$892.6

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
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 16 (Business Segment Information). During the three months ended September 30, 2019, LCD and CDD contributed approximately 60% and 40%, respectively, of revenues to the Company. During the nine months ended September 30, 2019, LCD and CDD contributed approximately 61% and 39%, respectively, of revenues to the Company.
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20.0%) are accounted for at fair value or at cost minus impairment adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer for those investments that do not have readily determinable fair values. All significant inter-company transactions and accounts have been eliminated. The Company does not have any significant variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.
The financial statements of the Company's operating foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in “Accumulated other comprehensive earnings (loss).”
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
Operating lease assets and liabilities are recognized at the commencement date, based on the present value of the future minimum lease payments over the lease term. A certain number of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into the Company's determination of lease payments. The Company also has variable lease payments that do not depend on a rate or index, for items such as volume purchase commitments, which are recorded as variable cost when incurred. As most of the Company's leases do not provide an implicit rate, the Company estimates an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. The Company uses this rate to discount payments to present value. Some operating leases contain renewal options, some of which also include options to early terminate the leases. The exercise of these options is at the Company's discretion. The Company determined that all renewal options within leases for main laboratories, STAT laboratories, branches or combination sites were reasonably possible to be exercised and therefore are included in the accounting lease term.
The standard had a material impact in the consolidated balance sheets, but no material impact in the consolidated income statements. The most significant impact was the recognition of right-of-use (ROU) assets and lease liabilities for operating leases.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

2.	REVENUES
The Company's revenues by segment payers/customer groups for the three and nine months ended September 30, 2019, and 2018, are as follows:

	For the Three Months Ended September 30, 2019
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	—%	—%	—%	8%
Third-party	25%	2%	—%	—%	—%	—%	27%
Total LCD revenues by payer	57%	3%	—%	—%	—%	—%	60%

CDD
Biopharmaceutical and medical device companies	21%	—%	5%	4%	3%	7%	40%

Total revenues	78%	3%	5%	4%	3%	7%	100%

	For the Three Months Ended September 30, 2018
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	17%	1%	—%	—%	—%	—%	18%
Patients	7%	—%	—%	—%	—%	—%	7%
Medicare and Medicaid	9%	—%	—%	—%	—%	—%	9%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	59%	3%	—%	—%	—%	—%	62%

CDD
Biopharmaceutical and medical device companies	20%	—%	4%	4%	3%	7%	38%

Total revenues	79%	3%	4%	4%	3%	7%	100%

	For the Nine Months Ended September 30, 2019
	U.S.	Canada	U.K.	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	—%	—%	—%	8%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	58%	3%	—%	—%	—%	—%	61%

CDD
Biopharmaceutical and medical device companies	20%	—%	4%	5%	3%	7%	39%

Total revenues	78%	3%	4%	5%	3%	7%	100%

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

	September 30, 2019	December 31, 2018
Sales commission assets	$27.8	$24.2
Deferred contract fulfillment costs	15.0	12.9
Total	$42.8	$37.1

Amortization related to sales commission assets and associated payroll taxes for the three months ended September 30, 2019, and 2018, was $5.8 and $4.2, respectively, and for the nine months ended September 30, 2019, and 2018, was $15.3 and $12.8, respectively. Amortization related to deferred contract fulfillment costs for the three-month periods ended September 30, 2019, and 2018, was $2.3 and $0.8, respectively, and for the nine months ended September 30, 2019, and 2018, was $6.1 and $3.3, respectively. Impairment expense related to contract costs was immaterial to the Company’s consolidated statement of operations.
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

	September 30, 2019	December 31, 2018
Receivables, which are included in Accounts receivable	$809.2	$693.6
Unbilled services	479.3	396.9
Unearned revenue	400.2	354.1

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Revenues recognized during the period, which were included in the unearned revenue balance at the beginning of the period for the nine months ended September 30, 2019, and September 30, 2018, were $232.8 and $144.8, respectively. Bad debt expense on receivables for the nine months ended September 30, 2019, and 2018, was immaterial to the Company’s consolidated statement of operations.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within the CDD segment. The amount of existing performance obligations under such long-term contracts unsatisfied as of September 30, 2019, was $4,310.7. The Company expects to recognize approximately 36% of the remaining performance obligations as revenues over the next 12 months, and the balance thereafter. The Company's long-term contracts generally range from 1 to 8 years.
Within CDD, revenues of $67.7 and $20.5 were recognized during the nine months ended September 30, 2019, and 2018, respectively, from performance obligations that were satisfied in previous periods. This revenue comes from adjustments related to changes in scope and estimates in full service clinical studies.

3.	BUSINESS ACQUISITIONS AND DISPOSITIONS
On June 3, 2019, the Company's CDD segment acquired Envigo's nonclinical contract research services business, expanding CDD's global nonclinical drug development capabilities with additional locations and resources. Additionally, the Company divested the Covance Research Products (CRP) business, which was a part of the CDD segment, to Envigo. As part of this sale, CDD entered into a multi-year, renewable supply agreement. The Company paid cash consideration of $601.0, received a floating rate secured note of $110.0, and recorded a loss on the sale of CRP of $11.9. The Company funded the transaction through a new term loan facility.
The preliminary valuation of acquired assets and assumed liabilities as of June 3, 2019, include the following:

Consideration Transferred
Cash consideration	$601.0
Fair value of CRP	110.0
Total	$711.0

	Preliminary June 30, 2019	Measurement Period Adjustments	Preliminary September 30, 2019
Net Assets Acquired
Cash and cash equivalents	$15.1	$(3.9)	$11.2
Accounts receivable	16.5	(1.2)	15.3
Unbilled services	26.5	—	26.5
Inventories	4.5	—	4.5
Prepaid expenses and other	3.5	—	3.5
Property, plant and equipment (including ROU operating lease assets)	99.1	(15.0)	84.1
Deferred income taxes	25.5	(9.3)	16.2
Goodwill	432.2	(18.0)	414.2
Customer relationships	125.8	18.7	144.5
Trade name and trademarks	0.6	—	0.6
Other assets	9.9	—	9.9
Total assets acquired	759.2	(28.7)	730.5
Accounts payable	15.4	(0.2)	15.2
Accrued expenses and other	11.6	(4.2)	7.4
Unearned revenue	49.9	—	49.9
Operating lease liabilities	15.0	(15.0)	—
Other liabilities	66.3	(9.3)	57.0
Total liabilities acquired	158.2	(28.7)	129.5
Net Envigo assets acquired	601.0	$—	$601.0
Floating rate secured note receivable due 2022	110.0
Total	$711.0
 The preliminary purchase consideration for Envigo has been allocated to the estimated fair market value of the net assets acquired, including approximately $144.5 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $414.2. The amortization period for intangible assets acquired is 11 years for customer relationships.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The Envigo transaction contributed $52.0 and $9.0 and $68.5 and $9.7 of revenues and operating income, respectively, during the three and nine months ended September 30, 2019, respectively.
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
During the nine months ended September 30, 2019, the Company also acquired various businesses and related assets for approximately $263.1 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $179.6 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $98.1. The amortization periods for intangible assets acquired from these businesses range from 11 to 15 years for customer relationships. These acquisitions were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the Company's CRO services. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets.
Additionally, the Company divested its food solutions and forensic testing services business in the United Kingdom (U.K.) and the U.S. in 2018. Total operating income for the three divested businesses was $3.0 and $8.4 for the three and nine months ended September 30, 2018, respectively. The Company recorded a net gain on sale of businesses of 209.4 for the nine months ended September 30, 2018, which is included in Other, net.

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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019			2018			2019			2018
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$220.7	97.6	$2.26	$318.8	101.6	$3.14	$596.7	98.1	$6.08	$725.8	101.8	$7.13
Dilutive effect of employee stock options and awards	—	0.7		—	1.0		—	0.7		—	1.2
Net earnings including impact of dilutive adjustments	$220.7	98.3	$2.25	$318.8	102.7	$3.10	$596.7	98.8	$6.04	$725.8	103.1	$7.04

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	0.2	0.1	0.2	0.1

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

5.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During the nine months ended September 30, 2019, the Company recorded net restructuring and other special charges of $48.4: $22.8 within LCD and $25.6 within CDD. The charges were comprised of $26.2 related to severance and other personnel costs and $22.0 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were increased by the adjustment of previously established reserves of $0.4 in severance reserves and decreased by a reversal of $0.2 in unused facility reserves.
During the nine months ended September 30, 2018, the Company recorded net restructuring and other special charges of $36.5: $13.2 within LCD and $23.3 within CDD. The charges were comprised of $30.0 related to severance and other personnel costs and $8.8 in costs associated with facility closures and general integration initiatives. The Company reversed previously established reserves of $1.2 and $1.1 in unused facility reserves and unused severance reserves, respectively. The Company also recorded $5.3 in impairment to land held for sale which is included in amortization expense.
The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Facility Costs	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2018	$2.1	$7.4	$6.5	$27.6	$43.6
Reclassification for ASC 842 adoption	—	(5.7)	—	(27.1)	(32.8)
Restructuring charges	15.3	6.6	10.9	1.8	34.6
Adjustments to prior restructuring accruals	(0.1)	(0.1)	0.5	(0.1)	0.2
Impairment of operating lease right-of-use asset	—	1.1	—	12.5	13.6
Cash payments and other adjustments	(17.0)	(6.4)	(11.0)	(10.0)	(44.4)
Balance as of September 30, 2019	$0.3	$2.9	$6.9	$4.7	$14.8
Current					$11.1
Non-current					3.7
					$14.8

6.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019, are as follows:

	LCD	CDD	Total
Balance as of January 1, 2019	$3,638.8	$3,721.5	$7,360.3
Goodwill acquired during the period	72.8	467.2	540.0
Dispositions	—	(12.6)	(12.6)
Adjustments to goodwill	0.9	(73.3)	(72.4)
Balance as of September 30, 2019	$3,712.5	$4,102.8	$7,815.3

 The components of identifiable intangible assets are as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,370.9	$(1,274.5)	$3,096.4	$4,119.4	$(1,146.7)	$2,972.7
Patents, licenses and technology	450.2	(229.0)	221.2	447.3	(211.2)	236.1
Non-compete agreements	89.4	(58.4)	31.0	76.8	(53.7)	23.1
Trade name	405.4	(209.8)	195.6	404.0	(189.1)	214.9
Land use right	11.1	(5.2)	5.9	10.8	(4.1)	6.7
Canadian licenses	471.2	—	471.2	457.6	—	457.6
	$5,798.2	$(1,776.9)	$4,021.3	$5,515.9	$(1,604.8)	$3,911.1

Amortization of intangible assets for the three months ended September 30, 2019, and 2018, was $61.7 and $54.7, respectively and for the nine months ended September 30, 2019, and 2018, was $179.0 and $175.5, respectively. Amortization expense for the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

net carrying amount of intangible assets is estimated to be $54.1 for the remainder of fiscal 2019, $237.9 in fiscal 2020, $231.1 in fiscal 2021, $225.1 in fiscal 2022, $221.4 in fiscal 2023 and $2,580.3 thereafter.
7. LEASES

The Company has operating and finance leases for patient service centers, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. Leases have remaining lease terms of less than a year to 15 years, some of which include options to extend the leases for up to 15 years.

The components of lease expense were as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost	$58.9	$169.7

Finance lease cost:
Amortization of right-of-use assets	$2.0	$6.5
Interest on lease liabilities	1.6	4.8
Total finance lease cost	$3.6	$11.3

Supplemental cash flow information related to leases was as follows:

For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(174.3)
Operating cash flows from finance leases	(4.8)
Financing cash flows from finance leases	(6.7)

ROU assets obtained in exchange for lease obligations:
Operating leases	$50.8
Finance leases	0.2

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating Leases
Operating lease ROU assets (included in Property, plant and equipment, net)	$681.1

Short-term operating lease liabilities	202.1
Operating lease liabilities	530.7
Total operating lease liabilities	$732.8

September 30, 2019
Finance Leases
Finance lease ROU assets (included in Other assets)	$85.6

Short-term finance lease liabilities	$8.3
Other long-term liabilities	92.8
Total finance lease liabilities	$101.1

Weighted Average Remaining Lease Term
Operating leases	7.4
Finance leases	16.5

Weighted Average Discount Rate
Operating leases	4.3%
Finance leases	5.3%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Maturities of lease liabilities are as follows:

Nine months ended September 30, 2019	Operating Leases	Finance Leases

2019	$181.8	$3.6
2020	146.3	13.8
2021	105.2	12.0
2022	77.7	10.8
2023	57.4	10.7
Thereafter	277.5	107.2
Total lease payments	845.9	158.1
Less imputed interest	(113.1)	(57.0)
Total	$732.8	$101.1

Rental expense for short term leases with a term less than one year for the three and nine months ended September 30, 2019, amounted to $1.5 and $7.4, respectively. The Company has variable lease payments that do not depend on a rate or index, primarily for purchase volume commitments, which are recorded as variable cost when incurred. Total variable payments for the three and nine months ended September 30, 2019, were $5.1 and $14.3, respectively. As of September 30, 2019, the Company has entered into approximately 20 additional operating leases, primarily for patient service centers, that have not yet commenced and are not significant to the overall lease portfolio. These operating leases will commence later in 2019 with lease terms ranging from less than a year to 5 years.
The Company leases various facilities and equipment under non-cancelable lease arrangements. Future minimum rental commitments for leases with non-cancelable terms of one year or more at December 31, 2018 under Accounting Standards Codification 840 are as follows:

Year Ended December 31, 2018	Operating Leases	Finance Leases

2019	$191.1	$8.6
2020	145.4	8.0
2021	107.0	6.7
2022	80.9	6.0
2023	61.5	6.5
Thereafter	155.6	23.1

Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $100.0 and $291.5, respectively, for the three and nine months ended September 30, 2019.
8.  DEBT
Short-term borrowings and the current portion of long-term debt at September 30, 2019, and December 31, 2018, consisted of the following:

	September 30, 2019	December 31, 2018
Zero-coupon convertible subordinated notes	$1.4	$8.7
2.625% senior notes due 2020	500.0	—
Debt issuance costs	(0.2)	(0.5)
Current portion of note payable	1.4	1.8
Total short-term borrowings and current portion of long-term debt	$502.6	$10.0

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Long-term debt at September 30, 2019, and December 31, 2018, consisted of the following:

	September 30, 2019	December 31, 2018
2.625% senior notes due 2020	$—	$500.0
4.625% senior notes due 2020	604.1	596.9
3.20% senior notes due 2022	500.0	500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
4.70% senior notes due 2045	900.0	900.0
Revolving credit facility	—	—
2019 Term Loan	850.0	—
2017 Term Loan	277.0	527.0
Debt issuance costs	(35.5)	(40.2)
Note payable	5.7	7.2
Total long-term debt	$6,101.3	$5,990.9

Senior Notes
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets or other long-term liabilities, as applicable, and added to or subtracted from the value of the senior notes, with an aggregate fair value asset of $4.1 at September 30, 2019, and an aggregate fair value liability of $3.1 at December 31, 2018.
Zero-Coupon Subordinated Notes
On September 11, 2019, the Company announced that for the period from September 11, 2019, to March 10, 2020, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 6, 2019, in addition to the continued accrual of the original issue discount.
During the nine months ended September 30, 2019, the Company settled notices to convert $7.7 aggregate principal amount of its zero-coupon subordinated notes with a conversion value of $14.5. The total cash used for these settlements was $7.3. As a result of these conversions, the Company also reversed deferred tax liabilities of $1.7.
On October 15, 2019, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006, between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2019, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Tuesday, December 31, 2019. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under its revolving credit facility.
Credit Facilities
On June 3, 2019, the Company entered into a new $850.0 2019 term loan facility in addition to its $750.0 2017 term loan facility. The 2019 term loan facility will mature on June 3, 2021. Proceeds of the 2019 term loan facility were used for general corporate purposes, including to repay approximately $250.0 of the 2017 term loan facility and in connection with the acquisition of Envigo's nonclinical research services business.
The 2019 term loan facility accrues interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin ranging from 0.55% to 1.175%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.175%. The 2019 term loan balance at September 30, 2019, was $850.0. As of September 30, 2019, the effective interest rate on the 2019 term loan was 2.84%.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The 2017 term loan facility accrues interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin ranging from 0.875% to 1.50%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.50%. The 2017 term loan balance at September 30, 2019, was $277.0 and at December 31, 2018, was $527.0. As of September 30, 2019, the effective interest rate on the 2017 term loan was 3.17%.
The Company maintains a revolving credit facility consisting of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments. The Company had no outstanding balance on its revolving credit facility at September 30, 2019, and December 31, 2018.
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
Under the term loan facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the term loan facilities and the revolving credit facility at September 30, 2019. As of September 30, 2019, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.3 to 1.0.
As of September 30, 2019, the Company had provided letters of credit aggregating approximately $72.4, primarily in connection with certain insurance programs. The Company's availability of $927.6 at September 30, 2019, under its revolving credit facility is reduced by the amount of these letters of credit.
9. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company’s treasury shares were recorded at aggregate cost and were retired during the second quarter of 2019. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2019, and December 31, 2018.
The changes in common shares issued and held in treasury are summarized below:

	Issued	Held in Treasury	Outstanding
Common shares at December 31, 2018	122.4	(23.5)	98.9
Common stock issued under employee stock plans	1.2	—	1.2
Surrender of restricted stock and performance share awards	—	(0.1)	(0.1)
Retirement of common stock	(2.6)	—	(2.6)
Retirement of treasury stock	(23.6)	23.6	—
Common shares at September 30, 2019	97.4	—	97.4

Share Repurchase Program
At the end of 2018, the Company had outstanding authorization from the board of directors to purchase up to $443.5 of Company common stock. During January 2019, the Company purchased 0.8 shares of its common stock at an average price of $131.71 for a total cost of $100.1 under this plan. On February 6, 2019, the board of directors replaced the Company's existing share repurchase plan with a new plan authorizing repurchases of up to $1,250.0 of the Company's common stock. The repurchase authorization has no expiration. Since the new plan authorization, the Company has purchased 1.8 shares of its common stock at an average price of $162.80 per share for a total cost of $299.9. As of September 30, 2019, the Company had outstanding authorization from the board of directors to purchase up to $950.0 of the Company's common stock.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Accumulated Other Comprehensive Earnings (Loss)
     The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2018	$(389.8)	$(73.3)	$(463.1)
Other comprehensive earnings (loss)	(45.4)	8.7	(36.7)
Tax effect of adjustments	—	(2.4)	(2.4)
Balance as of September 30, 2019	$(435.2)	$(67.0)	$(502.2)

10.	INCOME TAXES

The provision for income tax expense of $66.4 and $214.4 for the three months and nine months ended September 30, 2019, respectively, primarily resulted from the application of the Company's estimated effective blended U.S. federal and state income tax rate as well as a reduction in tax rates in a foreign jurisdiction. The provision for income tax expense of $180.6 and $328.1 for the three and nine months ended September 30, 2018, respectively, primarily resulted from the application of the Company's estimated effective blended U.S. federal and state income tax rate, the Company's foreign tax rates and the tax impact of acquisitions, divestitures and tax reform.
The Company does not recognize a tax benefit unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that it believes is greater than 50% likely to be realized.
The gross unrecognized income tax benefits were $24.2 and $18.0 at September 30, 2019, and December 31, 2018, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of September 30, 2019, and December 31, 2018, $24.2 and $18.0, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $5.2 and $8.7 as of September 30, 2019, and December 31, 2018, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2015. Substantially all material state and local, and foreign income tax matters have been concluded through 2014.
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
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers' Compensation Statutes. The lawsuit seeks injunctive relief and actual and statutory damages, as well as recovery of attorney's fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for Judgment on the Pleadings. The Plaintiff appealed the Circuit Court’s ruling to the Florida Second District Court of Appeal. On October 16, 2019, the Court of Appeal reversed the Circuit Court’s dismissal, but certified a controlling issue of Florida law to the Florida Supreme Court. The Company will vigorously defend the lawsuit.
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
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs' Complaint and Strike Class Allegations; the Motion to Dismiss was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint contained similar allegations and sought similar relief to the Bouffard complaint, and added

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

additional counts regarding state consumer protection laws. On August 10, 2018, the Plaintiffs filed an Amended Complaint, which consolidated the Bouffard and Anderson actions. On September 10, 2018, the Company filed a Motion to Dismiss Plaintiffs' Amended Complaint and Strike Class Allegations. On August 16, 2019, the court entered an order granting in part and denying in part the Motion to Dismiss the Amended Complaint, and denying the Motion to Strike the Class Allegations. The Company will vigorously defend the lawsuit.
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
Twenty-two putative class action lawsuits were filed against the Company related to the AMCA Incident. Numerous similar lawsuits have been filed against other health care providers who used AMCA. The lawsuits against the Company were filed in various United States District Courts. The lawsuits generally allege that the Company did not adequately protect its patients’ data, and assert various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The lawsuits seek damages on behalf of a class of all affected Company consumers. The attorneys for certain of the Plaintiffs filed a motion with the Judicial Panel on Multi-District Litigation (JPML) seeking to have all cases related to the AMCA Incident consolidated for pre-trial proceedings in a multi-district litigation. The JPML ordered the transfer of the cases to the District of New Jersey. The Company will vigorously defend the multi-district litigation.
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
On June 10, 2019, the Company was served with a class action lawsuit, Ignacio v. Laboratory Corporation of America, filed in Superior Court of the State of California for the County of Los Angeles. Plaintiff alleges that non-exempt employees based in California were not properly paid overtime compensation, minimum wages, and meal and rest break premiums, were not indemnified for business expenses, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. Plaintiff asserts these actions violate various California Labor Code provisions and constitute an unfair competition practice under California law. The lawsuit seeks monetary damages, liquidated damages, injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On July 1, 2019, the Company was served with a class action lawsuit, Jan v. Laboratory Corporation of America, filed in the Superior Court for the State of California for the County of Sacramento. Plaintiff alleges that non-exempt employees based in California were not properly paid meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. Plaintiff asserts these actions violate various California Labor Code provisions and constitute an unfair competition practice under California law. The lawsuit seeks monetary damages, liquidated damages, injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On July 30, 2019, the Company was served with a class action lawsuit, Mitchell v. Covance, Inc. et al., filed in the United States District Court for the Eastern District of Pennsylvania. Plaintiff alleges that certain individuals employed by Covance Inc. and Chiltern International Inc. were misclassified as exempt employees under the Fair Labor Standards Act and the Pennsylvania Minimum Wage Act and were thereby not properly paid overtime compensation. The lawsuit seeks monetary damages, liquidated damages, and recovery of attorneys’ fees and costs. The Company will vigorously defend the lawsuit.
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
The Company has two defined contribution retirement plans (LabCorp 401K Plans) which cover substantially all U.S. employees. All employees eligible for the LabCorp 401K Plan receive a minimum 3% non-elective contribution concurrent with each payroll period. The 401K Plan also permits discretionary contributions by the Company of up to 3% of pay for eligible employees based on years of service with the Company. The cost of this plan was $13.7 and $17.3 for the three months ended September 30, 2019, and 2018, respectively, and was $50.7 and $49.1 for the nine months ended September 30, 2019, and 2018, respectively. All of the Covance U.S. employees, including legacy Chiltern employees, are eligible to participate in the Covance 401K plan, which features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions. Chiltern employees were previously eligible to participate in the Chiltern 401K plan, which featured a maximum 3.0% Company match, based upon a percentage of the employee's contributions. The Chiltern 401K plan merged into the Covance 401K plan effective January 7, 2019. The Company incurred expense of $18.2 and $16.3 for the Covance 401K plan during the three months ended September 30, 2019, and 2018, respectively, and $56.0 and $51.6 during the nine months ended September 30, 2019, and 2018, respectively. The Company also maintains several other small 401K plans associated with companies acquired over the last several years.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost for administrative expenses	$1.1	$1.3	$3.1	$3.9
Interest cost on benefit obligation	3.4	3.3	10.4	9.8
Expected return on plan assets	(3.7)	(4.1)	(11.3)	(12.3)
Net amortization and deferral	3.0	2.9	8.2	8.8
Defined benefit plan costs	$3.8	$3.4	$10.4	$10.2

During the nine months ended September 30, 2019, the Company made no contributions to the Company Plan.
As a result of the Covance acquisition, the Company sponsors two defined benefit pension plans for the benefit of its employees at two U.K. subsidiaries (U.K. Plans) and one defined benefit pension plan for the benefit of its employees at a German subsidiary (German Plan), all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the U.K. pension plans are funded. The Company’s funding policy has been to contribute annually amounts at least equal to the local statutory funding requirements. The related net pension obligation for these plans was  $37.5 and $39.6 as of September 30, 2019 and December 31, 2018, respectively.
As a result of the Envigo acquisition, the Company assumed a defined benefit pension plan for the benefit of Envigo's U.K. employees (the Envigo plan), which is a legacy plan of a company previously acquired by Envigo. The Envigo plan is a funded plan that is closed to future accrual. The related net pension obligation of $56.8, based on the preliminary valuation of acquired assets and assumed liabilities, is reported under Other liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2019. The Company’s funding policy has been to make annual contributions to the plan of amounts that are at least equal to the local statutory funding requirements, which is estimated to be $7.0 based on preliminary valuation.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

13.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2019, and December 31, 2018, is as follows:

			Fair Value Measurements as of
		Fair Value as of	September 30, 2019
	Balance Sheet		Using Fair Value Hierarchy
	Classification	September 30, 2019	Level 1	Level 2	Level 3
Noncontrolling interest puts	Noncontrolling interest	$15.5	$—	$15.5	$—
Cross currency swap asset	Other assets, net	20.0	—	20.0	—
Interest rate swap	Other assets, net	4.1	—	4.1	—
Cash surrender value of life insurance policies	Other assets, net	75.9	—	75.9	—
Deferred compensation liability	Other liabilities	72.3	—	72.3	—
Contingent consideration	Other liabilities	6.2	—	—	6.2
Investment in equity securities	Other assets, net	22.0	22.0	—	—

			Fair Value Measurements as of
		Fair Value as of	December 31, 2018
	Balance Sheet		Using Fair Value Hierarchy
	Classification	December 31, 2018	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.0	$—	$15.0	$—
Cross currency swap liability	Other liabilities	2.8	—	2.8	—
Interest rate swap	Other liabilities	3.1	—	3.1	—
Cash surrender value of life insurance policies	Other assets, net	63.5	—	63.5	—
Deferred compensation liability	Other liabilities	64.2	—	64.2	—
Contingent consideration	Other liabilities	18.6	—	—	18.6

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2018	18.6
Additions	1.5
Adjustments	(13.9)
Balance at September 30, 2019	$6.2

During the three months ended September 30, 2019, the Company adjusted its estimate of an acquisition related contingent consideration liability and recorded a gain of $13.9 million as a reduction to selling, general, and administrative expenses.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the zero-coupon subordinated notes, based on market pricing, was approximately $1.8 and $16.9 as of September 30, 2019, and December 31, 2018, respectively. The fair market value of all of the senior notes, based on market pricing, was approximately $5,763.9 and $5,318.0 as of September 30, 2019, and December 31, 2018, respectively. The fair market value of the floating rate secured note due 2022 received for the sale of CRP was $110.0 as of September 30, 2019. The effective interest rate on the floating rate secured note receivable was 7.63% as of September 30, 2019. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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
Interest Rate Swap
The Company is party to two fixed-to-variable interest rate swap agreements for its 4.625% senior notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. These derivative financial instruments are accounted for as fair value hedges of the senior notes due 2020. These interest rate swaps are included in other long-term assets or other long-term liabilities, as applicable, and added to or subtracted from the value of the senior notes, with an aggregate fair value of $4.1 (asset) and $3.1 (liability) at September 30, 2019, and December 31, 2018, respectively. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's Condensed Consolidated Statements of Operations.

	Carrying amount of hedged liabilities as of		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities as of
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Balance Sheet Line Item in which Hedged Items are Included
Long-term debt, less current portion	$604.1	$597.0	$4.1	$(3.1)

Cross Currency Swap
During the fourth quarter of 2018, the Company entered into six U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps maturing in 2022 and 2025 are included in other long-term assets with an aggregate fair value of $8.5 and $11.5, respectively, as of September 30, 2019 and are included in other long-term liabilities with an aggregate fair value of $1.0 and $1.8, respectively, as of December 31, 2018. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive earnings in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps is $18.8 and $22.8, respectively, for the three and nine months ended September 30, 2019, and was recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Condensed Consolidated Statement of Comprehensive Earnings to the Condensed Consolidated Statement of Operations during the three months ended September 30, 2019.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		September 30, 2019			December 31, 2018
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Other assets, net or Other liabilities	$4.1	$—	$600.0	$—	$(3.1)	$600.0
Cross currency swaps	Other assets, net or Other liabilities	$20.0	$—	$600.0	$—	$(2.8)	$600.0

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging relationships:

	Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations		Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Interest rate swap contracts	$0.4	$6.1	$—	$—	$7.2	$(3.6)	$—	$—
Cross currency swaps	$18.8	$(16.2)	$—	$—	$22.8	$8.1	$—	$—

No gains or losses from derivative instruments classified as hedging instruments have been recognized into income for the three and nine months ended September 30, 2019 and 2018.
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

The Company believes these embedded derivatives had no fair value at September 30, 2019, and December 31, 2018. These embedded derivatives also had no impact on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019, and 2018.
Other Derivative Instruments
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of September 30, 2019, and December 31, 2018.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2019	2018
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$216.5	$276.3
Income taxes, net of refunds	181.6	235.0
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	1.7	0.3
Change in accrued property, plant and equipment	(15.9)	6.9
Floating rate secured note receivable due 2022 from the sale of CRP	110.0	—

16.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and nine months ended September 30, 2019, and 2018. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes its business unit operations for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below. The table below represents information about the Company’s reporting segments for the three and nine months ended September 30, 2019, and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
LCD	$1,759.2	$1,752.0	$5,242.1	$5,336.3
CDD	1,175.4	1,081.5	3,376.4	3,214.1
Intercompany eliminations	(6.1)	(2.2)	(17.1)	(4.5)
Revenues	2,928.5	2,831.3	8,601.4	8,545.9

Operating earnings:
LCD	262.2	289.4	843.0	929.2
CDD	123.8	87.9	277.6	195.3
Unallocated corporate expenses	(46.1)	(33.9)	(126.8)	(106.5)
Total operating income	339.9	343.4	993.8	1,018.0
Other income (expense), net	(52.5)	156.2	(181.8)	35.8
Earnings before income taxes	287.4	499.6	812.0	1,053.8
Provision for income taxes	66.4	180.6	214.4	328.1
Net earnings	221.0	319.0	597.6	725.7
Less (earnings) loss attributable to noncontrolling interests	(0.3)	(0.2)	(0.9)	0.1
Net income attributable to Laboratory Corporation of America Holdings	$220.7	$318.8	$596.7	$725.8

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
GENERAL (dollars in millions, except per share data)
During the nine months ended September 30, 2019, revenues were $8,601.4, an increase of 0.6% from $8,545.9 during the nine months ended September 30, 2018. The increase in revenues was primarily due to growth from acquisitions of 1.6% and organic growth of 1.4% (which includes the negative impact from PAMA of 0.9%), partially offset by the disposition of businesses of 1.7% and foreign currency translation of 0.7%.
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
On June 3, 2019, the Company's CDD segment completed the acquisition of Envigo's nonclinical contract research services business, expanding CDD's global nonclinical drug development capabilities with additional locations and resources. Additionally, the Company divested the Covance Research Products (CRP) business, which was a part of the CDD segment, to Envigo. As part of this sale, CDD entered into a multi-year, renewable supply agreement. The Company paid cash consideration of $601.0, received a floating rate secured note of $110.0, and recorded a loss on sale of CRP of $11.9. The Company funded the transaction through a new term loan facility.
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
PAMA, which went into effect on January 1, 2018, resulted in a net reduction of revenue of approximately $70.0 in 2018 from all payers affected by the Clinical Lab Fee Schedule. A reduction of approximately $80.8 has been incurred through the first nine months of 2019. Unless further implementation of PAMA is delayed or changed, an additional reduction of approximately $30.0 is expected for 2019.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended September 30, 2019, compared with three months ended September 30, 2018
Revenues

	Three Months Ended September 30,
	2019	2018	Change
LCD	$1,759.2	$1,752.0	0.4%
CDD	1,175.4	1,081.5	8.7%
Intercompany eliminations	(6.1)	(2.2)	177.3%
Total	$2,928.5	$2,831.3	3.4%
The increase in revenues for the three months ended September 30, 2019, as compared with the corresponding period in 2018 was 3.4%. The increase in revenues was primarily due to acquisitions of 2.8% and organic growth of 2.2% (which includes the negative impact from PAMA of 0.9%), partially offset by the disposition of businesses of 1.3% and negative foreign currency translation of 0.3%.
LCD revenues for the quarter were $1,759.2, an increase of 0.4% compared to revenues of $1,752.0 in the third quarter of 2018. The increase in revenues was primarily due to organic growth of 0.9% and acquisitions of 0.8%, partially offset by the negative impact from disposition of businesses of 1.3%. The organic revenue growth of 0.9% includes the negative impact from PAMA of 1.5%.
Total LCD volume (measured by requisitions) excluding the disposition of businesses, increased by 0.7%, as acquisition volume contributed 0.5% and organic volume increased by 0.3%. Organic volume was negatively impacted by approximately 1.0% from managed care contract changes. Excluding the disposition of businesses, revenue per requisition increased by 1.0%, despite the negative impact from PAMA of 1.5%.
CDD revenues for the second quarter were $1,175.4, an increase of 8.7% over revenues of $1,081.5 in the third quarter of 2018. The increase was primarily due to acquisitions of 6.0% and organic growth of 4.7%, partially offset by the disposition of the Covance Research Products business of 1.2% and negative foreign currency translation of 0.8%.

INDEX

Cost of Revenues

	Three Months Ended September 30,
	2019	2018	Change
Cost of revenues	$2,111.2	$2,041.4	3.4%
Cost of revenues as a % of revenues	72.1%	72.1%
Cost of revenues increased 3.4% during the three months ended September 30, 2019, as compared with the corresponding period in 2018. Cost of revenues as a percentage of revenues during the three months ended September 30, 2019, remained consistent at 72.1% as compared to the corresponding period in 2018.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2019	2018	Change
Selling, general and administrative expenses	$401.5	$381.8	5.2%
Selling, general and administrative expenses as a % of revenues	13.7%	13.5%
During the three months ended September 30, 2019, the Company incurred $9.6 of acquisition and divestiture related costs, $5.3 in management transition costs and $11.3 in costs related to the AMCA data breach. In addition, the Company recorded $2.4 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and reversed $13.9 related to the settlement of a contingent purchase price related to a 2016 acquisition. These items increased selling, general and administrative expenses by $14.7.
During the three months ended September 30, 2018, the Company incurred $5.5 in consulting expenses relating to fees incurred as part of its integration and management transition costs. As a direct result of the ransomware attack experienced during July 2018, the Company incurred $5.8 in consulting fees and employee overtime during the recovery period following the attack. In addition, the Company recorded $3.1 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. The Company also reversed $0.2 in accrued expenses incurred as part of integration and management transition costs. These items increased selling, general and administrative expenses by $14.2.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.2% and 13.0% during the three months ended September 30, 2019, and 2018, respectively, primarily due to the decrease in revenue from the implementation of PAMA.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2019	2018	Change
LCD	$24.9	$23.4	6.4%
CDD	36.8	31.3	17.6%
Total amortization of intangibles and other assets	$61.7	$54.7	12.8%
The increase in amortization of intangibles and other assets within the LCD segment primarily reflects the impact of acquisitions occurring after September 30, 2018, offset by the reduction of amortizable intangible assets pursuant to the divestiture of three LCD businesses in 2018. Amortization of intangible assets within the CDD segment increased primarily due to the impact of acquisitions occurring after September 30, 2018, offset by the reduction of amortizable intangible assets pursuant to the divestiture of one CDD business during the second quarter of 2019.
Restructuring and Other Special Charges

	Three Months Ended September 30,
	2019	2018	Change
Restructuring and other special charges	$14.2	$10.0	42.0%
During the three months ended September 30, 2019, the Company recorded net restructuring and other special charges of $14.2: $6.7 within LCD and $7.5 within CDD. The charges were comprised of $5.9 related to severance and other personnel costs along with $8.5 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were offset by the reversal of previously established reserves of $0.2 in unused facility reserves.
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
Interest Expense

	Three Months Ended September 30,
	2019	2018	Change
Interest expense	$(60.5)	(59.4)	1.9%
The increase in interest expense for the three months ended September 30, 2019, as compared with the corresponding period in 2018, is primarily due to the new 2019 term loan, partially offset by the repayment of the 2.50% senior notes in 2018, the repayment of the 2014 term loan and partial repayment of the 2017 term loan.
Equity Method Income

	Three Months Ended September 30,
	2019	2018	Change
Equity method income, net	$2.4	$3.0	(20.0)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income for the three months ended September 30, 2019, as compared with the corresponding period in 2018, was primarily due to decreased profitability of the Company's joint ventures.
Other, net

	Three Months Ended September 30,
	2019	2018	Change
Other, net	$2.7	$209.8	(98.7)%

The change in other, net for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is primarily due to the gain of $258.3 recognized on the sale of the Food Solutions business in the third quarter of 2018 offset by a $48.9 loss on the divestiture of the Company's forensic testing services business in the U.K. During the three months ended September 30, 2019, the Company recognized other investment gains of $8.6 which were partially offset by a $3.1 loss on disposition of a business and a $4.3 write-off of two of the Company's cost method investments. In addition, foreign currency transaction losses of $2.9 were recognized for the three months ended September 30, 2019 and gains of $1.3 were recognized in the corresponding period of 2018.
Income Tax Expense

	Three Months Ended September 30,
	2019	2018	Change
Income tax expense	$66.4	$180.6	(63.2)%
Income tax expense as a % of earnings before income taxes	23.1%	36.1%
The 2019 tax rate was favorable to 2018 primarily due to the unfavorable impact of acquisitions, divestitures and tax reform in 2018, the favorable impact of a reduction in tax rates in a foreign jurisdiction in 2019, and partially offset by a lower mix of earnings in lower tax rate foreign jurisdictions in 2019.
Operating Income by Segment

	Three Months Ended September 30,
	2019	2018	Change
LCD operating income	$262.2	$289.4	(9.4)%
LCD operating margin	14.9%	16.5%	(1.6)%
CDD operating income	123.8	87.9	40.8%
CDD operating margin	10.5%	8.1%	2.4%
General corporate expenses	(46.1)	(33.9)	36.0%
Total operating income	$339.9	$343.4	(1.0)%
LCD operating income was $262.2 for the three months ended September 30, 2019, a decrease of 9.4% over operating income of $289.4 in the corresponding period of 2018, and LCD operating margin decreased 190 basis points year-over-year. The decrease in operating income and margin were primarily due to the impact from PAMA of approximately $26.8 and one additional payroll

INDEX

day. Organic revenue growth and LaunchPad savings were partially offset by higher personnel expense. The Company remains on track to deliver approximately $200.0 of net savings from its three-year, phase II of LabCorp Diagnostics’ LaunchPad initiative by the end of 2021.
CDD operating income was $123.8 for the three months ended September 30, 2019, an increase of 40.8% over operating income of $87.9 in the corresponding period of 2018, and CDD operating margin increased 240 basis points year-over-year. The increase in operating income and margin was primarily due to organic demand, acquisitions, and LaunchPad savings, partially offset by higher personnel costs and a business disposition. The Company is on track to deliver $150.0 of net savings from its three-year CDD LaunchPad initiative by the end of 2020.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $46.1 for the three months ended September 30, 2019, an increase of 36.0% over corporate expenses of $33.9 in the corresponding period of 2018. The increase in corporate expenses in 2019 is primarily due to higher personnel costs, including executive transition costs.
Nine months ended September 30, 2019, compared with nine months ended September 30, 2018
Revenues

	Nine Months Ended September 30,
	2019	2018	Change
LCD	$5,242.1	$5,336.3	(1.8)%
CDD	3,376.4	3,214.1	5.0%
Intercompany eliminations	(17.1)	(4.5)	280.0%
Total	$8,601.4	$8,545.9	0.6%
The increase in revenues for the nine months ended September 30, 2019, as compared with the corresponding period in 2018 was 0.6%. The increase in revenues was primarily due to growth from acquisitions of 1.6% and organic growth of 1.4% (which includes the negative impact from PAMA of 0.9%), partially offset by the disposition of businesses of 1.7% and negative foreign currency translation of 0.7%.

LCD revenues for the nine months ended September 30, 2019, were $5.24 billion, a decrease of 1.8% over revenues of $5.34 billion for the nine months ended September 30, 2018. The decline in revenues was primarily due to the negative impact from the disposition of businesses of 2.4% and negative currency translation of 0.2%, partially offset by acquisitions of 0.4%. Organic revenues grew 0.3% and includes the negative impact of 1.5% from PAMA.

Total volume (measured by requisitions) excluding the disposition of businesses increased 0.2% as acquisition volume contributed 0.2% and organic volume was flat. Organic volume was negatively impacted by approximately 1.8% from the combination of lower consumer genetics, managed care contract changes, and fewer revenue days. Excluding the disposition of businesses, revenue per requisition increased by 0.4%, including the negative impact from PAMA of 1.5%.
CDD revenues for the nine months ended September 30, 2019 were $3,376.4, an increase of 5.0% over revenues of $3,214.1 in the nine months ended September 30, 2018. The increase was primarily due to organic growth of 3.5% and acquisitions of 3.5%, partially offset by negative foreign currency translation of 1.5% and a business disposition of 0.5%.
Cost of Revenues

	Nine Months Ended September 30,
	2019	2018	Change
Cost of revenues	$6,169.6	$6,141.9	0.5%
Cost of revenues as a % of revenues	71.7%	71.9%
Cost of revenues increased 0.5% during the nine months ended September 30, 2019, as compared with the corresponding period in 2018. Cost of revenues as a percentage of revenues remained relatively consistent during the nine months ended September 30, 2019, decreasing slightly to 71.7% as compared to 71.9% in the corresponding period in 2018.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2019	2018	Change
Selling, general and administrative expenses	$1,210.6	$1,174.0	3.1%
Selling, general and administrative expenses as a % of revenues	14.3%	13.9%

INDEX

During the nine months ended September 30, 2019, the Company incurred $53.9 of acquisition and divestiture related costs, $8.2 in consulting expenses relating to fees incurred as part of its integration and management transition costs, $0.7 in costs related to a ransomware attack and $11.3 in costs related to the AMCA data breach. In addition, the Company recorded $7.4 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and reversed $13.9 related to the settlement of a contingent purchase price related to a 2016 acquisition. These items increased selling, general and administrative expenses by $67.6.
During the nine months ended September 30, 2018, the Company incurred integration and other related costs of $43.1 primarily relating to the Chiltern acquisition and sale of the Food Solutions business. As a direct result of the ransomware attack experienced during July the Company incurred $5.8 in consulting fees incurred during the recovery period following the attack. The Company also recorded $4.3 in consulting expenses related to the Chiltern integration and management transition costs along with a special one-time bonus of $31.1 ($6.3 of which was recorded in selling, general and administrative expenses) to non-bonus eligible employees in recognition of the benefits the Company received from the passage of the TCJA. In addition, the Company incurred $7.3 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $66.8.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.3% and 13.0% during the nine months ended September 30, 2019, and 2018, respectively, primarily due to the decreased revenue from the implementation of PAMA.
Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2019	2018	Change
LCD	$75.3	$79.9	(5.8)%
CDD	103.7	95.6	8.5%
Total amortization of intangibles and other assets	$179.0	$175.5	2.0%
The decrease in amortization of intangibles and other assets within the LCD segment was primarily due to the reduction of amortizable intangible assets pursuant to the divestiture of three LCD businesses in 2018, partially offset by the impact of acquisitions occurring after September 30, 2018. Amortization of intangible assets within the CDD segment increased primarily due to the impact of acquisitions occurring after September 30, 2018, partially offset by the reduction of amortizable intangible assets pursuant to the divestiture of one CDD business during the second quarter of 2019.
Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2019	2018	Change
Restructuring and other special charges	$48.4	$36.5	32.6%
During the nine months ended September 30, 2019, the Company recorded net restructuring and other special charges of $48.4: $22.8 within LCD and $25.6 within CDD. The charges were comprised of $26.2 related to severance and other personnel costs along with $22.0 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were increased by the adjustment of previously established reserves of $0.4 in severance reserves and decreased by a reversal $0.2 in unused facility reserves.
During the nine months ended September 30, 2018, the Company recorded net restructuring and other special charges of $36.5: $13.2 within LCD and $23.3 within CDD. The charges were comprised of $30.0 related to severance and other personnel costs, $8.8 in costs associated with facility closures and general integration initiatives, and $5.3 in impairment to land held for sale. The Company reversed previously established reserves of $1.2 and $1.1 in unused facility reserves and unused severance reserves, respectively.
Interest Expense

	Nine Months Ended September 30,
	2019	2018	Change
Interest expense	$(176.3)	(186.0)	(5.2)%
The decrease in interest expense for the nine months ended September 30, 2019, as compared with the corresponding period in 2018, is primarily due to the repayment of the 2.50% senior notes in 2018, the repayment of the 2014 term loan, partial repayment of the 2017 term loan and a reduced level of borrowing on the revolving credit facility, partially offset by the new 2019 term loan.

INDEX

Equity Method Income, Net

	Nine Months Ended September 30,
	2019	2018	Change
Equity method income, net	$7.9	$8.5	(7.1)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income for the nine months ended September 30, 2019, as compared with the corresponding period in 2018, was primarily due to decreased profitability of the Company's joint ventures.
Other, net

	Nine Months Ended September 30,
	2019	2018	Change
Other, net	$(18.2)	$209.1	(108.7)%

The change in other, net for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, is primarily due the gain of $258.3 recognized on the sale of the Food Solutions business in the third quarter of 2018 offset by a $48.9 loss on the divestiture of the Company's forensic testing services business in the UK. During the nine months ended September 30, 2019, the Company recognized an $11.9 loss on disposition of a business and a $4.3 write-off of two of the Company's cost method investments. These losses were partially offset by other investment gains of $11.7. In addition, foreign currency transaction losses of $10.7 were recognized for the nine months ended September 30, 2019 and losses of $2.3 in the corresponding period of 2018.
Income Tax Expense

	Nine Months Ended September 30,
	2019	2018	Change
Income tax expense	$214.4	$328.1	(34.7)%
Income tax expense as a % of earnings before income taxes	26.4%	31.1%
The 2019 tax rate was favorable to 2018 primarily due to the unfavorable impact of acquisitions, divestitures and tax reform in 2018, a favorable impact of higher stock compensation deductions in 2018, the favorable impact of a reduction in tax rates in a foreign jurisdiction in 2019, and partially offset by a lower mix of earning in lower tax rate foreign jurisdictions in 2019.
Operating Income by Segment

	Nine Months Ended September 30,
	2019	2018	Change
LCD operating income	$843.0	$929.2	(9.3)%
LCD operating margin	16.7%	17.9%	(1.2)%
CDD operating income	277.6	195.3	42.1%
CDD operating margin	7.0%	5.0%	2.0%
General corporate expenses	(126.8)	(106.5)	19.1%
Total operating income	$993.8	$1,018.0	(2.4)%
LCD operating income was $843.0 for the nine months ended September 30, 2019, a decrease of 9.3% over operating income of $929.2 in the corresponding period of 2018, and LCD operating margin decreased 120 basis points year-over-year. The decrease in operating income and margin was primarily due to lower Medicare and Medicaid pricing as a result of PAMA, higher personnel costs, disposition of businesses, and cybersecurity expenses, partially offset by the Company’s LaunchPad initiatives, and acquisitions.The Company remains on track to deliver approximately $200.0 of net savings from its three-year, phase II of LabCorp Diagnostics’ LaunchPad initiative by the end of 2021.
CDD operating income was $277.6 for the nine months ended September 30, 2019, an increase of 42.1% over operating income of $195.3 in the corresponding period of 2018, and CDD operating margin increased 200 basis points year-over-year. The increase in operating income and margin were primarily due to organic demand, LaunchPad savings, acquisitions and currency translation, partially offset by personnel costs, cybersecurity investments, and rent expense to support the Company's global expansion. The Company is on track to deliver $150.0 of net savings from its three-year CDD LaunchPad initiative by the end of 2020, and $30.0 and $10.0 of cost synergies from the integration of Chiltern and Envigo, respectively by the end of 2019.

INDEX

General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $126.8 for the nine months ended September 30, 2019, an increase of 19.1% over corporate expenses of $106.5 in the corresponding period of 2018. The increase in corporate expenses in 2019 is primarily due to higher personnel costs, including executive transition costs and the benefit of a favorable legal settlement in 2018 offsetting normal corporate expenses.
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
During the nine months ended September 30, 2019, and 2018, respectively, the Company's cash flows were as follows:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$874.9	$819.0
Net cash (used for) provided by investing activities	(1,131.0)	353.6
Net cash provided by (used for) financing activities	196.7	(587.0)
Effect of exchange rate changes on cash and cash equivalents	(6.3)	(9.6)
Net (decrease) increase in cash and cash equivalents	$(65.7)	$576.0
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2019 and 2018, totaled $361.1 and $892.6, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the nine months ended September 30, 2019, the Company's operations provided $874.9 of cash as compared to $819.0 during the same period in 2018. The $55.9 increase in cash provided from operations in 2019 as compared with the corresponding 2018 period is primarily due to higher cash earnings and favorable working capital.
Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2019, was $1,131.0 as compared to net cash provided by investing activities of $353.6 for the nine months ended September 30, 2018. The change in cash used for investing activities was primarily due to growth in business acquisitions during the nine months ended September 30, 2019 and the cash received from the sale of the Food Solutions business during the nine months ended September 30, 2018. Capital expenditures were $272.0 and $257.6 for the nine months ended September 30, 2019, and 2018, respectively. The Company expects capital expenditures in 2019 to be approximately 3.5% of revenues primarily in connection with projects to support growth in the Company's core businesses, including projects related to LaunchPad. The Company intends to continue to pursue acquisitions to fund growth and make important investments in its business, including in information technology, to improve efficiency and enable the execution of the Company's strategic vision. Such expenditures are expected to be funded by cash flow from operations, as well as borrowings under the Company's revolving credit facility or any successor facility, as needed.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019, was $196.7 compared to net cash used for financing activities of $587.0 for the nine months ended September 30, 2018. The change in cash from financing activities for nine months ended September 30, 2019, as compared to 2018, was primarily the result of debt proceeds greater than payments during the period partially offset by increased share repurchases during the first nine months of 2019.
On June 3, 2019, the Company entered into a new $850.0 term loan facility in addition to its $750.0 2017 term loan facility. The 2019 term loan facility will mature on June 3, 2021. Proceeds of the 2019 term loan facility were used for general corporate purposes, including to repay approximately $250.0 of the 2017 term loan facility and in connection with the acquisition of Envigo's nonclinical research services business. This net change of $600.0 represents the only contractual obligation as of September 30, 2019, that materially changed from December 31, 2018.
The 2019 term facility accrues interest at a per annum rate equal to at the Company's election, either a LIBOR rate plus a margin ranging from 0.55% to 1.175%, or a base rate determined according to a prime rate or federal funds rate plus a margin

INDEX

ranging from 0.0% to 0.175%. The 2019 term loan balance at September 30, 2019, was $850.0. As of September 30, 2019, the effective interest rate on the 2019 term loan was 2.84%.
The 2017 term loan facility accrues interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin ranging from 0.875% to 1.50%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.50%. The 2017 term loan balance at September 30, 2019, was $277.0 and at December 31, 2018, was $527.0. As of September 30, 2019, the effective interest rate on the 2017 term loan was 3.17%.
The Company maintains a senior revolving credit facility consisting of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, and acquisitions and other investments.The Company had no outstanding balance on its revolving credit facility at September 30, 2019, and at December 31, 2018.
Under the Company's term loan credit facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facilities and the revolving credit facility at September 30, 2019. As of September 30, 2019, the ratio of total debt to consolidated proforma trailing 12 month EBITDA was 3.3 to 1.0.
As of September 30, 2019, the Company provided letters of credit aggregating $72.4, primarily in connection with certain insurance programs. Letters of credit provided by the Company are issued under the Company's revolving credit facility and are renewed annually.
At the end of 2018, the Company had outstanding authorization from the board of directors to purchase up to $443.5 of Company common stock. During January 2019, the Company purchased 0.8 shares of its common stock at an average price of $131.71 for a total cost of $100.1 under this plan. On February 6, 2019, the board of directors replaced the Company's existing share repurchase plan with a new plan authorizing repurchase of up to $1,250.0 of the Company's common stock. The repurchase authorization has no expiration. Since the new plan authorization, the Company has purchased 1.8 shares of its common stock at an average price of $162.80 per share for a total cost of $299.9. As of September 30, 2019, the Company had outstanding authorization from the board of directors to purchase up to $950.0 of the Company's common stock.
The Company had a $29.4 and $26.7 reserve for unrecognized income tax benefits, including interest and penalties, as of September 30, 2019, and December 31, 2018, respectively. Approximately $5.2 and $6.0 is classified in accrued expenses and other, and approximately $24.2 and $20.7 is classified in deferred income taxes and other tax liabilities in the Company's Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018, respectively.
Zero-coupon Subordinated Notes
On September 11, 2019, the Company announced that for the period from September 11, 2019, to March 10, 2020, the zero-coupon subordinated notes will accrue contingent cash interest at a rate of no less than 0.125% of the average market price of a zero-coupon subordinated note for the five trading days ended September 6, 2019, in addition to the continued accrual of the original issue discount.
During the nine months ended September 30, 2019, the Company settled notices to convert $7.7 aggregate principal amount of its zero-coupon subordinated notes with a conversion value of $14.5. The total cash used for these settlements was $7.3. As a result of these conversions, the Company also reversed deferred tax liabilities of $1.7.
On October 15, 2019, the Company announced that its zero-coupon subordinated notes may be converted into cash and common stock at the conversion rate of 13.4108 per $1,000.0 principal amount at maturity of the notes, subject to the terms of the zero-coupon subordinated notes and the Indenture, dated as of October 24, 2006, between the Company and The Bank of New York Mellon, as trustee and the conversion agent. In order to exercise the option to convert all or a portion of the zero-coupon subordinated notes, holders are required to validly surrender their zero-coupon subordinated notes at any time during the calendar quarter beginning October 1, 2019, through the close of business on the last business day of the calendar quarter, which is 5:00 p.m., New York City time, on Tuesday, December 31, 2019. If notices of conversion are received, the Company plans to settle the cash portion of the conversion obligation with cash on hand and/or borrowings under its revolving credit facility.
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
Foreign Currency Exchange Rates
Approximately 12.6% of the Company's revenues for the nine months ended September 30, 2019, and approximately 14.0% of those for the nine months ended September 30, 2018, were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the third quarter of 2019 and the year ended December 31, 2018, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the nine months ended September 30, 2019, by approximately $3.4. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(45.4) and $(82.2) at September 30, 2019, and 2018, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2019, the Company had 28 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through October 2019 with a notional value totaling approximately $358.5. At December 31, 2018, the Company had 34 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2019 with a notional value totaling approximately $487.9.
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
Borrowings under the Company's term loan credit facilities and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of September 30, 2019, the Company had $277.0 of unhedged variable rate debt from the 2017 term loan credit facility, $850.0 of unhedged variable debt from the 2019 term loan credit facility and $0.0 outstanding on its revolving credit facility. As of December 31, 2018, the Company had $527.0 of unhedged variable rate debt from the 2017 term loan credit facility and $0.0 outstanding on its revolving credit facility.
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

Each quarter-point increase or decrease in the variable rate would result in the Company's interest expense changing by approximately $2.8 per year for the Company's unhedged variable rate debt.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
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
There were no other changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended September 30, 2019, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 - July 31	0.3	$175.13	0.3	$1,000.0
August 1 - August 31	0.3	166.41	0.3	950.0
September 1 - September 30	—	—	—	950.0
	0.6	$170.66	0.6	$950.0
On February 6, 2019, the board of directors replaced the Company's existing share repurchase plan with a new plan authorizing repurchases of up to $1,250.0 of the Company's common stock. The repurchase authorization has no expiration. During the three months ended September 30, 2019, the Company purchased 0.6 shares of its common stock at an average price of $170.66 per share for a total cost of $100.0. As of September 30, 2019, the Company had outstanding authorization from the board of directors to purchase up to $950.0 of the Company's common stock.
Item 5. Other Information

On October 3, 2019, the Company announced that John Ratliff, currently CEO of Covance Drug Development (CDD), will become CEO of LabCorp Diagnostics, and Dr. Paul Kirchgraber, currently senior vice president and head of CDD's clinical trial testing solutions, will succeed Ratliff as CEO of CDD. Both business segment CEO roles are effective November 1, 2019, when Adam H. Schechter becomes president and CEO of LabCorp, and David P. King retires from those roles to become executive chairman of the board of directors as previously announced. The Company also selected Judi Seltz as its chief human resources officer effective October 15, 2019.

INDEX

Item 6. Exhibits

(a)	Exhibits
10.1	Transition Agreement David P. King (incorporate herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-K filed on August 8, 2019
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith
**	furnished herewith

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

October 31, 2019