Form 10-K/A
period 2019-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2020-03-05
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Laboratory Corporation of America® Holdings (LabCorp® or the Company) for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 28, 2020 (the Original Form 10-K) is being filed for the sole purpose of (i) correcting a hyperlink in the Exhibit Index related to Exhibit 3.2, (ii) correcting the formatting in Exhibit 3.2, and (iii) providing Exhibit 4.17, which was inadvertently omitted from the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

3.2***	Amended and Restated By-Laws of the Company, as amended February 5, 2020.
4.1	Specimen of the Company’s Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
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

4.17***	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1**	National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
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

21*	List of Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1*	Power of Attorney of Kerrii B. Anderson
24.2*	Power of Attorney of Jean-Luc Bélingard
24.3*	Power of Attorney of Jeffrey A. Davis
24.4*	Power of Attorney of D. Gary Gilliland, M.D., Ph.D.
24.5*	Power of Attorney of David P. King
24.6*	Power of Attorney of Garheng Kong, M.D., Ph.D.
24.7*	Power of Attorney of Peter M. Neupert
24.8*	Power of Attorney of Richelle P. Parham
24.9*	Power of Attorney of R. Sanders Williams, M.D.

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.3***	Form 10-K/A Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.4***	Form 10-K/A Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*
Previously filed or furnished, as required, with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020.

**	Management contracts or compensatory plans or arrangements
***	Filed or furnished herewith, as required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

		By:	/s/ ADAM H. SCHECHTER
Adam H. Schechter
President and Chief Executive Officer

Dated:	March 5, 2020