Form 10-Q
period 2020-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2020-05-08
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of the issuer's common stock is 97.2 million shares as of May 6, 2020.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$323.6	$337.5
Accounts receivable, net of allowance for doubtful accounts of $28.9 and $19.0 as of March 31, 2020 and December 31, 2019, respectively	1,482.2	1,543.9
Unbilled services	478.1	481.4
Supplies inventory	254.0	244.7
Prepaid expenses and other	353.2	373.7
Total current assets	2,891.1	2,981.2
Property, plant and equipment, net	2,609.6	2,636.6
Goodwill, net	7,388.5	7,865.0
Intangible assets, net	3,905.1	4,034.5
Joint venture partnerships and equity method investments	67.0	84.9
Deferred income taxes	6.5	8.8
Other assets, net	430.6	435.4
Total assets	$17,298.4	$18,046.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$568.7	$632.3
Accrued expenses and other	828.1	942.4
Unearned revenue	432.9	451.0
Short-term operating lease liabilities	202.7	206.5
Short-term finance lease liabilities	8.2	8.4
Short-term borrowings and current portion of long-term debt	417.4	415.2
Total current liabilities	2,458.0	2,655.8
Long-term debt, less current portion	5,790.2	5,789.8
Operating lease liabilities	609.8	596.6
Financing lease liabilities	89.3	91.1
Deferred income taxes and other tax liabilities	943.1	942.8
Other liabilities	369.4	383.2
Total liabilities	10,259.8	10,459.3
Commitments and contingent liabilities
Noncontrolling interest	18.5	20.1
Shareholders’ equity:
Common stock, 97.1 and 97.2 shares outstanding at March 31, 2020 and December 31, 2019, respectively	9.0	9.0
Additional paid-in capital	—	26.8
Retained earnings	7,529.0	7,903.6
Accumulated other comprehensive loss	(517.9)	(372.4)
Total shareholders’ equity	7,020.1	7,567.0
Total liabilities and shareholders’ equity	$17,298.4	$18,046.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$2,823.8	$2,791.2
Cost of revenues	2,095.8	2,001.5
Gross profit	728.0	789.7
Selling, general and administrative expenses	395.5	393.8
Amortization of intangibles and other assets	62.3	57.1
Goodwill and other asset impairments	437.4	—
Restructuring and other charges	25.4	20.6
Operating income (loss)	(192.6)	318.2
Other income (expense):
Interest expense	(55.0)	(56.7)
Equity method income (loss), net	(6.6)	3.0
Investment income	2.6	0.6
Other, net	(16.1)	(10.4)
Earnings (loss) before income taxes	(267.7)	254.7
Provision for income taxes	49.2	68.8
Net earnings (loss)	(316.9)	185.9
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)
Net earnings (loss) attributable to Laboratory Corporation of America Holdings	$(317.2)	$185.6

Basic earnings (loss) per common share	$(3.27)	$1.88
Diluted earnings (loss) per common share	$(3.27)	$1.86

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net earnings (loss)	$(316.9)	$185.9
Foreign currency translation adjustments	(147.5)	21.6
Net benefit plan adjustments	2.7	2.7
Other comprehensive earnings (loss) before tax	(144.8)	24.3
Provision (benefit) for income tax related to items of comprehensive earnings	(0.7)	(0.7)
Other comprehensive earnings (loss), net of tax	(145.5)	23.6
Comprehensive earnings (loss)	(462.4)	209.5
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)
Comprehensive earnings (loss) attributable to Laboratory Corporation of America Holdings	$(462.7)	$209.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2018	$11.7	$1,451.1	$7,079.8	$(1,108.1)	$(463.1)	$6,971.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	185.6	—	—	185.6
Other comprehensive earnings, net of tax	—	—	—	—	23.6	23.6
Issuance of common stock under employee stock plans	—	24.7	—	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	—	—	(19.4)	—	(19.4)
Stock compensation	—	25.5	—	—	—	25.5
Purchase of common stock	(0.1)	(100.0)	—	—	—	(100.1)
BALANCE AT MARCH 31, 2019	$11.6	$1,401.3	$7,265.4	$(1,127.5)	$(439.5)	$7,111.3

BALANCE AT DECEMBER 31, 2019	$9.0	$26.8	$7,903.6	$—	$(372.4)	$7,567.0
Adoption of credit loss accounting standard	—	—	(7.0)	—	—	(7.0)
Net earnings (loss) attributable to Laboratory Corporation of America Holdings	—	—	(317.2)	—	—	(317.2)
Other comprehensive earnings (loss), net of tax	—	—	—	—	(145.5)	(145.5)
Issuance of common stock under employee stock plans	—	26.9	—	—	—	26.9
Net share settlement tax payments from issuance of stock to employees	—	(22.0)	—	—	—	(22.0)
Stock compensation	—	17.9	—	—	—	17.9
Purchase of common stock	—	(49.6)	(50.4)	—	—	(100.0)
BALANCE AT MARCH 31, 2020	$9.0	$—	$7,529.0	$—	$(517.9)	$7,020.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(316.9)	$185.9
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	144.6	135.5
Stock compensation	17.9	25.5
Operating lease right-of-use asset expense	57.2	61.2
Goodwill and other asset impairments	437.4	—
Deferred income taxes	5.1	17.1
Other	43.3	7.0
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Decrease (increase) in accounts receivable	46.7	(90.8)
Increase in unbilled services	(1.1)	(26.4)
(Increase) decrease in supplies inventory	(10.6)	3.4
(Increase) decrease in prepaid expenses and other	(3.0)	7.2
Decrease in accounts payable	(56.5)	(28.8)
(Decrease) increase in deferred revenue	(11.2)	5.6
Decrease in accrued expenses and other	(149.1)	(136.6)
Net cash provided by operating activities	203.8	165.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(106.6)	(94.2)
Proceeds from sale of assets	7.0	3.9
Proceeds from sale or distribution of investments	0.9	0.4
Investments in equity affiliates	(7.9)	(3.3)
Acquisition of businesses, net of cash acquired	—	(47.3)
Net cash used for investing activities	(106.6)	(140.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	151.7	133.2
Payments on revolving credit facilities	(151.7)	(133.2)
Net share settlement tax payments from issuance of stock to employees	(22.0)	(19.4)
Net proceeds from issuance of stock to employees	26.9	24.7
Purchase of common stock	(100.0)	(100.1)
Other	(7.7)	(8.4)
Net cash used for financing activities	(102.8)	(103.2)
Effect of exchange rate changes on cash and cash equivalents	(8.3)	(0.1)
Net decrease in cash and cash equivalents	(13.9)	(78.0)
Cash and cash equivalents at beginning of period	337.5	426.8
Cash and cash equivalents at end of period	$323.6	$348.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION
Laboratory Corporation of America® Holdings together with its subsidiaries (the Company) is a leading global life sciences company that is deeply integrated in guiding patient care, providing comprehensive clinical laboratory and end-to-end drug development services. The Company’s mission is to improve health and improve lives by delivering world-class diagnostic solutions, bringing innovative medicines to patients faster and using technology to provide better care. The Company serves a broad range of customers, including managed care organizations (MCOs), biopharmaceutical companies, governmental agencies, physicians and other healthcare providers (e.g., physician assistants and nurse practitioners, generally referred to herein as physicians), hospitals and health systems, employers, patients and consumers, contract research organizations (CROs), and independent clinical laboratories.
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 16 Business Segment Information to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2020, LCD and CDD contributed approximately 60% and 40%, respectively, of revenues to the Company.
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
The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s 2019 Annual Report on Form 10-K (Annual Report). Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
Recently Adopted Guidance
In June 2016, the FASB issued a new accounting standard intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology in current generally accepted accounting principles (GAAP) with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company recorded an opening retained earnings adjustment of $7.0 with the adoption of this standard on January 1, 2020.
In August 2018, the FASB issued a new accounting standard to reduce, modify, and add to the disclosure requirements on fair value measurements. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued a new accounting standard to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the consolidated financial statements.

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
In January 2020, the FASB issued a new accounting standard to clarify the interaction of the accounting for equity securities and investments accounted for under the equity method of accounting and the accounting for certain forward contracts and purchased options. The standard is effective January 1, 2021. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.
In March 2020, the FASB issued a new accounting standard to provide optional expedients and exceptions if certain conditions are met for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The expedients and exceptions in the standard are effective between March 12, 2020 and December 31, 2022. The Company did not elect to apply any of the expedients or exceptions for the period ended March 31, 2020 and is currently evaluating the impact this new standard will have on the consolidated financial statements.
Novel Coronavirus (COVID-19) Financial Statement Impact
In March 2020, the novel strain of coronavirus, now known as COVID-19, was declared a pandemic. The COVID-19 pandemic has and continues to have an extensive impact on the global health and economic environments. By mid-March 2020, government restrictions, social distancing guidelines, and overall customer caution associated with the COVID-19 pandemic negatively affected LCD’s revenues and CDD's operations. For LCD, reduction in demand impacted testing volumes broadly but was more heavily weighted towards routine tests. This reduction in demand impacted testing volumes broadly but was more heavily weighted towards routine tests. The performance of CDD has also been negatively affected by the COVID-19 pandemic through numerous study site closures around the world as well as customer initiated delays for new patient recruitment for existing clinical trials and start-up of new clinical trials. As a result of the impact of the COVID-19 pandemic, during the three months ended March 31, 2020, the Company recorded goodwill and other asset impairment charges of $437.4: $426.4 within CDD and $11.0 within LCD. See Note 6 Goodwill and Intangible Assets for discussion of goodwill and intangible asset impairment and Note 2 Revenue for the discussion of credit losses and additional price concessions. The Company also wrote-off or wrote down certain of the Company's investments by $20.2 due to the impact of COVID-19, $7.1 included in Equity method earnings (loss), net and $13.1 included in Other, net.
Use of Estimates
The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s implicit price concessions and credit losses, equity investments, software, notes receivable and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

2.	REVENUES
The Company's revenues by segment payers/customer groups for the three months ended March 31, 2020, and 2019, are as follows:

	For the Three Months Ended March 31, 2020
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	7%	—%	—%	—%	—%	—%	7%
Medicare and Medicaid	8%	—%	—%	—%	—%	—%	8%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	57%	3%	—%	—%	—%	—%	60%

CDD
Biopharmaceutical and medical device companies	20%	—%	5%	5%	3%	7%	40%

Total revenues	77%	3%	5%	5%	3%	7%	100%

	For the Three Months Ended March 31, 2019
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	9%	—%	—%	—%	—%	—%	9%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	59%	3%	—%	—%	—%	—%	62%

CDD
Biopharmaceutical and medical device companies	19%	—%	4%	5%	3%	7%	38%

Total revenues	78%	3%	4%	5%	3%	7%	100%

Contract costs
CDD incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 12 to 57 months, depending on the business. For businesses that enter into primarily short-term contracts, the Company applies the practical expedient, which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
CDD incurs costs to fulfill contracts with customers, which are recoverable through the service fees in the contract. Contract fulfillment costs include software implementation costs and setup costs for certain market access solutions. These costs are recognized as assets and amortized over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. This period typically ranges from 24 to 60 months. Amortization of deferred contract fulfillment costs is included in cost of goods sold.

	March 31, 2020	December 31, 2019
Sales commission assets	$30.3	$28.6
Deferred contract fulfillment costs	13.8	14.9
Total	$44.1	$43.5

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Amortization related to sales commission assets and associated payroll taxes for the three months ended March 31, 2020, and 2019, was $5.3 and $4.5, respectively. Amortization related to deferred contract fulfillment costs for the three months ended March 31, 2020, and 2019, was $3.0 and $1.8, respectively.
Receivables, Unbilled Services and Unearned Revenue
Unbilled services are comprised primarily of unbilled receivables, but also include contract assets. A contract asset is recorded when a right to payment has been earned for work performed, but billing and payment for that work is determined by certain contractual milestones, whereas unbilled receivables are billable upon the passage of time. While CDD attempts to negotiate terms that provide for billing and payment of services prior or in close proximity to the provision of services, this is not always possible and there are fluctuations in the level of unbilled services and unearned revenue from period to period. The following table provides information about receivables, unbilled services, and unearned revenue (contract liabilities) from contracts with customers for CDD.

	March 31, 2020	December 31, 2019
Receivables, which are included in accounts receivable	$758.6	$771.1
Unbilled services	480.6	483.7
Unearned revenue	430.9	449.2

Revenues recognized during the period, that were included in the unearned revenue balance at the beginning of the period for the three months ended March 31, 2020 and March 31, 2019 was $121.8 and $103.6, respectively.
Credit Loss Rollforward
With the adoption of current expected credit loss standard in 2020, the Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the three months ended March 31, 2020 is as follows:

	For the Three Months Ended March 31, 2020
	Accounts Receivable	Unbilled Services	Note Receivable	Total
Allowance for credit losses as of December 31, 2019	$19.0	$2.3	$—	$21.3
Current expected credit losses opening balance impact on retained earnings	1.8	0.2	5.0	7.0
Plus, credit loss expense	8.5	—	5.0	13.5
Less, write offs	0.4	0.1	—	0.5
Ending allowance for credit losses	$28.9	$2.4	$10.0	$41.3

The note receivable is the floating note receivable due 2022 from the Envigo transaction which is recorded in Other assets, net.
During the three months ended, March 31, 2020, the Company also recorded $17.0 of additional implicit price concessions as a result of anticipated collection challenges from the economic decline.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within CDD. The amount of existing performance obligations under such long-term contracts unsatisfied as of March 31, 2020, was $4,494.9. The Company expects to recognize approximately 35% of the remaining performance obligations as of March 31, 2020 as revenue over the next 12 months, and the balance thereafter. The Company's long-term contracts generally range from 1 to 8 years.
Within CDD, revenues of $9.7 and $39.7 were recognized during the three months ended March 31, 2020, and 2019, respectively, from performance obligations that were satisfied in previous periods. This revenue comes from adjustments related to changes in scope and estimates in full service clinical studies.

3.	BUSINESS ACQUISITIONS AND DISPOSITIONS
On June 3, 2019, CDD acquired Envigo's nonclinical contract research services business, expanding CDD's global nonclinical drug development capabilities with additional locations and resources. Additionally, the Company divested the Covance Research Products (CRP) business, which was a part of CDD, to Envigo. As part of this sale, CDD entered into a multi-year, renewable supply agreement with Envigo. The Company paid cash consideration of $601.0, received a floating rate secured note of $110.0, and recorded a loss on the sale of CRP of $12.2. The Company funded the transaction through a new term loan facility.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The preliminary valuation of acquired assets and assumed liabilities in the transaction as of June 3, 2019, include the following:

Consideration Transferred
Cash consideration	$601.0
Fair value of CRP	110.0
Total	$711.0

	Preliminary June 30, 2019	Measurement Period Adjustments	Preliminary March 31, 2020
Net Assets Acquired
Cash and cash equivalents	$15.1	$(3.7)	$11.4
Accounts receivable	16.5	(4.6)	11.9
Unbilled services	26.5	(0.3)	26.2
Inventories	4.5	—	4.5
Prepaid expenses and other	3.5	6.3	9.8
Property, plant and equipment (including ROU operating lease assets)	99.1	25.8	124.9
Deferred income taxes	25.5	(11.5)	14.0
Goodwill	432.2	(51.4)	380.8
Customer relationships	125.8	15.0	140.8
Trade name and trademarks	0.6	—	0.6
Other assets	9.9	—	9.9
Total assets acquired	759.2	(24.4)	734.8
Accounts payable	15.4	(0.2)	15.2
Accrued expenses and other	11.6	(1.5)	10.1
Unearned revenue	49.9	—	49.9
Operating lease liabilities	15.0	(15.0)	—
Other liabilities	66.3	(7.7)	58.6
Total liabilities acquired	158.2	(24.4)	133.8
Net Envigo assets acquired	601.0	$—	$601.0
Floating rate secured note receivable due 2022	110.0
Total	$711.0

The preliminary purchase consideration for Envigo has been allocated to the estimated fair market value of the net assets acquired, including approximately $141.4 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $380.8. The amortization period for intangible assets acquired is 11 years for customer relationships.
The purchase price allocation for the Envigo transaction is still preliminary and subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to goodwill and the impact of finalizing deferred taxes. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. The Company expects these purchase price allocations to be finalized by the second quarter of 2020. Any adjustments will be recorded in the period in which they are identified.
During the three months ended March 31, 2020, the Company recorded a $5.0 charge for the estimated credit loss related to the CDD floating rate secured note receivable due 2022 from Envigo.
During the three months ended March 31, 2019, the Company acquired various businesses and related assets for approximately $47.3 in cash (net of cash acquired). The purchase consideration for all acquisitions in that period has been allocated to the estimated fair market value of the net assets acquired, including approximately $24.8 in identifiable intangible assets and a residual amount of goodwill of approximately $22.1. These acquisitions were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the Company's CRO services.
Unaudited Pro Forma Information
Had the Company's total 2019 acquisitions been completed as of January 1, 2019, the Company's pro forma results would have been as follows:

Three Months Ended March 31, 2019
Revenues	$2,832.6
Net earnings attributable to Laboratory Corporation of America Holdings	$188.0

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

4.	EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings attributable to Laboratory Corporation of America Holdings by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, restricted stock units, and performance share awards.
The following represents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share:

	Three Months Ended March 31,
	2020			2019
	Earnings (Loss)	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) per share:
Net earnings (loss)	$(317.2)	97.2	$(3.27)	$185.6	98.6	$1.88
Dilutive effect of employee stock options and awards	—	—		—	0.9
Net earnings (loss) including impact of dilutive adjustments (a)	$(317.2)	97.2	$(3.27)	$185.6	99.5	$1.86

(a) Due to the Company's net loss for the three months ended March 31, 2020, diluted earnings (loss) per share is the same as basic earnings (loss) per share.
Diluted earnings per share represent the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options and unissued restricted stock awards. The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Employee stock options and awards	1.3	0.3

5.	RESTRUCTURING AND OTHER CHARGES
During the three months ended March 31, 2020, the Company recorded net restructuring and other charges of $25.4: $8.1 within LCD and $17.3 within CDD. The charges were comprised of $5.1 related to severance and other personnel costs, $4.7 for a CDD lab facility impairment, and $15.8 in facility closures, impairment of operating lease right-of use assets and general integration activities. The charges were offset by the reversal of previously established liability of $0.2 in unused facility-related costs.
During the three months ended March 31, 2019, the Company recorded net restructuring and other charges of $20.6: $13.1 within LCD and $7.5 within CDD. The charges were comprised of $16.8 related to severance and other personnel costs and $3.3 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were increased by the adjustment of previously established reserves of $0.5 in severance reserves.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Facility Costs	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2019	$0.5	$2.7	$5.5	$4.7	$13.4
Restructuring charges	2.1	1.5	2.5	2.7	8.8
Adjustments to prior restructuring accruals	(0.1)	(0.2)	0.6	—	0.3
Impairment of lab facility	—	—	—	4.7	4.7
Impairment of operating lease right-of-use asset	—	4.8	—	6.8	11.6
Cash payments and other adjustments	(0.3)	(8.7)	(4.4)	(12.2)	(25.6)
Balance as of March 31, 2020	$2.2	$0.1	$4.2	$6.7	$13.2
Current					$7.8
Non-current					5.4
					$13.2

6.	GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended March 31, 2020, are as follows:

	LCD	CDD	Total
Balance as of January 1, 2020	$3,721.5	$4,143.5	$7,865.0
Impairment	(3.7)	(418.7)	(422.4)
Foreign currency impact and other adjustments to goodwill	(6.6)	(47.5)	(54.1)
Balance as of March 31, 2020	$3,711.2	$3,677.3	$7,388.5

The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based upon the revised forecasted revenues and operating income following the declaration of the COVID-19 global pandemic, management concluded there was a triggering event and updated its annual 2019 goodwill impairment testing as of March 31, 2020, for two of its CDD reporting units, including one where the 2019 fair value exceeded carrying value by approximately 10%, and two of its LCD reporting units. Based on the quantitative impairment assessment, the Company concluded that the fair value was less than carrying value for two of its reporting units and recorded a goodwill impairment of $418.7 for the CDD segment and $3.7 for LCD segment.
The Company utilized a combination of income and market approaches to determine the fair value of the CDD reporting units. Based upon the results of the quantitative assessments, the Company concluded that the fair value was less than its carrying value for one of the CDD reporting units. A non-cash charge of $418.7 was recognized and included in goodwill and other asset impairments on the Consolidated Statement of Operations to reduce the carrying amount of goodwill for the CDD reporting unit to fair value. Following the impairment charge, the carrying value of goodwill for this reporting unit is $1,554.7. The other CDD reporting unit evaluated indicated a fair value that exceeded carrying value by less than 10%. Management notes that a 1% change in the discount rate would reduce the headroom to approximately 2.0%. Goodwill for this reporting unit as of March 31, 2020 is $631.9.
The Company utilized the income approach to determine the fair value of the LCD reporting units. Based upon the results of the quantitative assessments, the Company concluded the fair value of one of the reporting units was less than its carrying value. A non-cash charge of $3.7 was recognized and included in goodwill and other asset impairments on the Consolidated Statement of Operations to reduce the carrying amount of goodwill for this LCD reporting unit to zero. The other LCD reporting unit evaluated indicated a fair value that exceeded carrying value by less than 10.0%. Management notes that a 1% change in the discount rate would cause the fair value to be less than carrying value and would result in an impairment of approximately $40.0. Goodwill and indefinite-lived intangibles of Canadian licenses for this reporting unit as of March 31, 2020 were $81.5 and $444.1, respectively.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of this business could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. In addition, given the ongoing and rapidly changing nature of the COVID-19 pandemic, there is significant uncertainty regarding the duration

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

and severity of the pandemic as well as any future government restrictions, which may unfavorably impact existing assumptions. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance.
The Company will continue to monitor the financial performance of and assumptions for its reporting units. Management's impairment analysis utilizes significant judgments and assumptions related to the market comparable method analysis, such as selected market multiples, and those related to cash flow projections, such as revenue and terminal growth rates, projected operating margin, and the discount rate. A significant increase in the discount rate, decrease in the revenue and terminal growth rates, decreased operating margin, or substantial reductions in end markets and volume assumptions, could have a negative impact on the estimated fair value of the reporting units. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's consolidated financial position and results of operations.
 The components of identifiable intangible assets are as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,414.4	$(1,371.0)	$3,043.4	$4,441.7	$(1,329.5)	$3,112.2
Patents, licenses and technology	444.4	(238.7)	205.7	453.6	(235.7)	217.9
Non-compete agreements	90.7	(62.3)	28.4	90.9	(60.5)	30.4
Trade name	407.3	(228.8)	178.5	408.2	(219.9)	188.3
Land use right	10.8	(5.8)	5.0	10.9	(5.5)	5.4
Canadian licenses	444.1	—	444.1	480.3	—	480.3
	$5,811.7	$(1,906.6)	$3,905.1	$5,885.6	$(1,851.1)	$4,034.5

The Company recorded a non-cash charge of $2.7 for the impairment of a CDD tradename during the three months ended March, 31, 2020.
Amortization of intangible assets for the three months ended March 31, 2020, and 2019, was $62.3 and $57.1, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $176.6 for the remainder of fiscal 2020, $231.8 in fiscal 2021, $225.9 in fiscal 2022, $222.8 in fiscal 2023, $218.2 in fiscal 2024, and $2,299.9 thereafter.
7.  DEBT
Short-term borrowings and the current portion of long-term debt at March 31, 2020, and December 31, 2019, consisted of the following:

	March 31, 2020	December 31, 2019
4.625% senior notes due 2020	$415.5	$413.7
Debt issuance costs	(0.3)	(0.7)
Current portion of note payable	2.2	2.2
Total short-term borrowings and current portion of long-term debt	$417.4	$415.2

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Long-term debt at March 31, 2020, and December 31, 2019, consisted of the following:

	March 31, 2020	December 31, 2019
3.20% senior notes due 2022	$500.0	$500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
4.70% senior notes due 2045	900.0	900.0
2.30% senior notes due 2024	400.0	400.0
2.95% senior notes due 2029	650.0	650.0
2019 Term Loan	375.0	375.0
Debt issuance costs	(41.3)	(42.2)
Note payable	6.5	7.0
Total long-term debt	$5,790.2	$5,789.8

Credit Facilities
On June 3, 2019, the Company entered into a new $850.0 2019 term loan facility that matures on June 3, 2021. The 2019 term loan facility accrues interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin ranging from 0.55% to 1.175%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.175%. The 2019 term loan balance at March 31, 2020 and December 31, 2019, was $375.0 and $375.0, respectively. As of March 31, 2020, the effective interest rate on the 2019 term loan was 1.79%.
The Company also maintains a senior revolving credit facility consisting of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.00% to 0.25%. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions and other investments. There were no balances outstanding on the Company's current revolving credit facility at March 31, 2020, and December 31, 2019. As of March 31, 2020, the effective interest rate on the revolving credit facility was 1.97%. The credit facility expires on September 15, 2022.
Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the term loan facility and the revolving credit facility at March 31, 2020 and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
The Company's availability of $923.7 at March 31, 2020, under its revolving credit facility reflects a reduction equivalent to the amount of the Company's outstanding letters of credit.
Liquidity
During the fourth quarter of 2020, $412.2 of the Company's senior notes will become payable. The Company maintains investment grade debt ratings, has strong relationships with key banks, and believes that it will be able to repay these notes with available cash on hand, cash generated from operations, borrowings under its revolving credit facility, or by refinancing the notes in the public debt market.
At March 31, 2020, the Company had $323.6 of cash and $923.7 of available borrowings under its revolving credit facility, which does not mature until 2022, and the Company was in compliance with all of its debt covenants. In May 2020, in order to obtain increased financial covenant flexibility, the Company and its lenders entered into amendments to the term loan facility and the revolving credit facility to increase the maximum leverage ratio to 5.0x debt to last twelve months EBITDA for the three month periods ending June 30, September 30 and December 31, 2020 and 4.5x for the three month period ended March 31, 2021. The amendments also provide that during any period in which the Company's leverage ratio exceeds 4.5x debt to last twelve months EBITDA (i) the company will be prohibited from consummating share repurchases, subject to limited exceptions, (ii) borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.25% or a base rate plus a margin of 0.25%, (iii) the facility fee that the Company is required to pay on the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

aggregate commitments under the revolving credit facility will be 0.25% per annum, and (iv) borrowings under the term loan facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.175% or a base rate plus a margin of 0.175%.
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. In the second half of March, daily volume for routine tests started to decline and may continue to decline as a result of decreased consumer demand driven by a significant reduction in physician office visits, the cancellation of elective medical procedures, and the negative impacts on discretionary spending resulting from the economic downturn, among other factors. In addition, the Company has experienced numerous study site closures around the world as well as delays for new patient recruitment for existing clinical trials and start-up of new clinical trials. The significance of the impact on the Company’s business is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict.
As a result of the economic uncertainties caused by the COVID-19 pandemic, the Company is implementing several measures to improve liquidity and operating results, including reduction of hours or furloughs of its employees, hiring freezes, temporarily suspending its share repurchases, increased requirements for acquisition activity, delaying some of its planned capital expenditures, and suspending merit pay increases and U.S. employee 401K plan contributions for 2020. Based on these actions and assumptions regarding the impact of COVID-19, the Company expects that it will be able to generate sufficient liquidity to satisfy its obligations.
8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2020 and December 31, 2019.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2019	97.2
Common stock issued under employee stock plans	0.5
Retirement of common stock	(0.6)
Common shares at March 31, 2020	97.1

Share Repurchase Program
At the end of 2019, the Company had outstanding authorization from the board of directors to purchase $900.0 of Company common stock. During three months ended March 31, 2020, the Company purchased 0.6 shares of its common stock at an average price of $178.85 for a total cost of $100.0. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. As of March 31, 2020, the Company had outstanding authorization from the board of directors to purchase up to $800.0 of the Company's common stock. The repurchase authorization has no expiration date, however the Company has temporarily suspended stock repurchases due to the impact of the COVID-19 pandemic.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2019	$(285.4)	$(87.0)	$(372.4)
Current year adjustments	(147.5)	2.7	(144.8)
Tax effect of adjustments	—	(0.7)	(0.7)
Balance as of March 31, 2020	$(432.9)	$(85.0)	$(517.9)

9.	INCOME TAXES
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The gross unrecognized income tax benefits were $32.3 and $31.7 at March 31, 2020 and December 31, 2019, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of March 31, 2020 and December 31, 2019, $32.3 and $31.7, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $6.0 and $5.5 as of March 31, 2020 and December 31, 2019, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2015. Substantially all material state and local, and foreign income tax matters have been concluded through 2014 and 2010, respectively.
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
The Company believes that it is in compliance in all material respects with all statutes, regulations, and other requirements applicable to its commercial laboratory operations and drug development support services. The healthcare diagnostics and drug development industries are, however, subject to extensive regulation, and the courts have not interpreted many of the applicable statutes and regulations. Therefore, the applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, the loss of various licenses, certificates and authorizations, additional liabilities from third-party claims, and/or exclusion from participation in government programs.
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
Prior to the Company's acquisition of Sequenom, Inc. (Sequenom) between August 15, 2016, and August 24, 2016, six putative class-action lawsuits were filed on behalf of purported Sequenom stockholders (captioned Malkoff v. Sequenom, Inc., et al., No. 16-cv-02054- JAH-BLM, Gupta v. Sequenom, Inc., et al., No. 16-cv-02084-JAH-KSC, Fruchter v. Sequenom, Inc., et al., No. 16-cv-02101- WQH-KSC, Asiatrade Development Ltd. v. Sequenom, Inc., et al., No. 16-cv-02113-AJB-JMA, Nunes v. Sequenom, Inc., et al., No. 16-cv-02128-AJB-MDD, and Cusumano v. Sequenom, Inc., et al., No. 16-cv-02134-LAB-JMA) in the U.S. District Court for the Southern District of California challenging the acquisition transaction. The complaints asserted claims against Sequenom and members of its board of directors (the Individual Defendants). The Nunes action also named the Company and Savoy Acquisition Corp. (Savoy), a wholly owned subsidiary of the Company, as defendants. The complaints alleged that the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

defendants violated Sections 14(e), 14(d)(4) and 20 of the Securities Exchange Act of 1934 by failing to disclose certain allegedly material information. In addition, the complaints in the Malkoff action, the Asiatrade action, and the Cusumano action alleged that the Individual Defendants breached their fiduciary duties to Sequenom shareholders. The actions sought, among other things, injunctive relief enjoining the merger. On August 30, 2016, the parties entered into a Memorandum of Understanding (MOU) in each of the above-referenced actions. On September 6, 2016, the Court entered an order consolidating for all pre-trial purposes the six individual actions described above under the caption In re Sequenom, Inc. Shareholder Litig., Lead Case No. 16-cv-02054-JAH-BLM, and designating the complaint from the Malkoff action as the operative complaint for the consolidated action. On November 11, 2016, two competing motions were filed by two separate stockholders (James Reilly and Shikha Gupta) seeking appointment as lead plaintiff under the terms of the Private Securities Litigation Reform Act of 1995. On June 7, 2017, the Court entered an order declaring Mr. Reilly as the lead plaintiff and approving Mr. Reilly's selection of lead counsel. The parties agree that the MOU has been terminated. The Plaintiffs filed a Consolidated Amended Class Action Complaint on July 24, 2017, and the Defendants filed a Motion to Dismiss, which remains pending. On March 13, 2019, the Court stayed the action in its entirety pending the U.S. Supreme Court's anticipated decision in Emulex Corp. v. Varjabedian. On April 23, 2019, however, the U.S. Supreme Court dismissed the writ of certiorari in Emulex as improvidently granted. The Company will vigorously defend the lawsuit.
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
On December 20, 2018, the Company was served with a putative class action lawsuit, Feckley v. Covance Inc., et al., filed in the Superior Court of California, County of Orange. The complaint alleges that Covance Inc. violated the California Labor Code and California Business & Professions Code by failing to properly pay commissions to employees under a sales incentive compensation plan upon their termination of employment. The lawsuit seeks monetary damages, civil penalties, punitive damages, and recovery of attorney’s fees and costs. On January 22, 2018, the case was removed to the U.S. District Court for the Central District of California. On February 27, 2020, the court entered an order dismissing the class action claims, and the parties settled the remaining individual claim.
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
Twenty-three putative class action lawsuits were filed against the Company related to the AMCA Incident in various U.S. District Courts. Numerous similar lawsuits have been filed against other health care providers who used AMCA. These lawsuits have been consolidated into a multidistrict litigation in the District of New Jersey. On November 15, 2019, the Plaintiffs filed a Consolidated Class Action Complaint in the U.S. District Court of New Jersey. On January 22, 2020, the Company filed Motions to Dismiss all claims. The consolidated Complaint generally alleges that the Company did not adequately protect its patients’ data and failed to timely notify those patients of the AMCA Incident. The Complaint asserts various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The Complaint seeks damages on behalf of a class of all affected Company customers. The Company will vigorously defend the multi-district litigation.
The Company was served with a shareholder derivative lawsuit, Raymond Eugenio, Derivatively on Behalf of Nominal Defendant, Laboratory Corporation of America Holdings v. Lance Berberian, et al., filed in the Court of Chancery of the State of Delaware on April 23, 2020. The complaint asserts derivative claims on the Company’s behalf against the Company’s board of directors and certain executive officers. The complaint generally alleges that the defendants failed to ensure that the Company utilized proper cybersecurity safeguards and failed to implement a sufficient response to data security incidents, including the AMCA Incident. The complaint asserts derivative claims for breach of fiduciary duty and seeks relief including damages, certain disclosures, and certain changes to the Company’s internal governance practices. The lawsuit will be vigorously defended.
Certain governmental entities have requested information from the Company related to the AMCA Incident. The Company received a request for information from the Office for Civil Rights (OCR) of the Department of Health and Human Services. On April 28, 2020, OCR notified the Company of the closure of its inquiry. The Company has also received requests from a mutil-state group of state Attorneys General and is cooperating with these requests for information.
Three putative class action lawsuits related to California wage and hour laws have been served on the Company. On September 21, 2018, the Company was served with a putative class action lawsuit, Alma Haro v. Laboratory Corporation of America, et al., filed in the Superior Court of California, County of Los Angeles. On June 10, 2019, the Company was served with a putative class action lawsuit, Ignacio v. Laboratory Corporation of America, filed in Superior Court of California, County of Los Angeles. On July 1, 2019, the Company was served with a putative class action lawsuit, Jan v. Laboratory Corporation of America, filed in the Superior Court of California, County of Sacramento. All three cases were subsequently removed to the U.S. District Court for the Central District of California, and then consolidated for all pre-trial proceedings. In the lawsuits, Plaintiffs allege that employees were not properly paid overtime compensation, minimum wages, meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. The Plaintiffs assert these actions violate various California Labor Code provisions and constitute an unfair competition practice under California law. The lawsuits seek monetary damages, civil penalties, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuits.
On July 30, 2019, the Company was served with a class action lawsuit, Mitchell v. Covance, Inc. et al., filed in the U.S. District Court for the Eastern District of Pennsylvania. Plaintiff alleges that certain individuals employed by Covance Inc. and Chiltern International Inc. were misclassified as exempt employees under the Fair Labor Standards Act and the Pennsylvania Minimum Wage Act and were thereby not properly paid overtime compensation. The lawsuit seeks monetary damages, liquidated damages, and recovery of attorneys’ fees and costs. On February 3, 2020, the Court denied without prejudice the Plaintiff's motion to conditionally certify a putative class action. The Company will vigorously defend the lawsuit.
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company's touchscreen kiosks at Company patient service centers in

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney's fees and costs. The Company will vigorously defend the lawsuit.
On April 20, 2020, a former employee filed a putative class action lawsuit, Jose Bermejo v. Laboratory Corporation of America in the Superior Court of California, County of Los Angeles Central District, alleging that certain non-exempt California-based employees were not properly compensated for driving time or properly paid wages upon termination of employment. The Plaintiff asserts these actions violate various California Labor Code provisions and Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. The Company will vigorously defend the lawsuit.
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

11.	PENSION AND POSTRETIREMENT PLANS
Retirement Plans
All employees eligible for the LCD defined-contribution retirement plan (LCD 401K Plan) receive a minimum 3% non-elective contribution (NEC) concurrent with each payroll period. Employees are not required to make a contribution to the LCD 401K Plan to receive the NEC. The NEC is non-forfeitable and vests immediately. The LCD 401K Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service. For the three months ended March 31, 2020, and 2019, total expense for the LCD 401K Plan was $13.5 and $16.0, respectively.
All of the CDD U.S. employees are eligible to participate in the CDD 401K Plan, which is available on a voluntary basis and features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions. The Company incurred expense of $23.4 and $19.9 for the Covance 401K plan during the three months ended March 31, 2020, and 2019, respectively.
The Company also maintains several other small 401K plans associated with companies acquired over the last several years.
Pension Plans
The Company has a defined-benefit retirement plan (Company Plan) and a nonqualified supplemental retirement plan (PEP). Both plans have been closed to new participants since December 31, 2009. Employees participating in the Company Plan and PEP no longer earn service-based credits, but continue to earn investment credits.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Service cost for administrative expenses	$1.3	$1.0
Interest cost on benefit obligation	2.8	3.5
Expected return on plan assets	(3.7)	(3.8)
Net amortization and deferral	2.6	2.6
Defined benefit plan costs	$3.0	$3.3

The service cost component of net periodic pension cost and net periodic post-retirement benefit cost is included in operating expenses with other employee compensation costs. The other components of net benefit cost, including amortization or prior service cost/credit and settlement and curtailment effects are included in other, net non-operating expenses. During the three months ended March 31, 2020, the Company made no contributions to the Company Plan. The related net pension obligation for the Company Plan and PEP was $93.1 and $93.4 as of March 31, 2020 and December 31, 2019, respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

As a result of the Covance acquisition, the Company sponsors two defined benefit pension plans for the benefit of its employees at two U.K. subsidiaries (U.K. Plans) and one defined benefit pension plan for the benefit of its employees at a German subsidiary (German Plan), all of which are legacy plans of previously acquired companies. The U.K. Plans were closed to future accrual as of December 31, 2019. Benefit amounts for all three plans are based upon years of service and compensation; however, the U.K. Plans were based on service and compensation through December 31, 2019. The German Plan is unfunded while the U.K. Plans are funded. The Company’s funding policy has been to contribute annually a fixed percentage of the eligible employee's salary, and additional amounts, at least equal to the local statutory funding requirements.
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
The related net pension obligation for these plans inclusive of the U.K. Plans, German Plan, and the Envigo Plan, was $88.6 and $99.1 as of March 31, 2020 and December 31, 2019, respectively.

12.	FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2020, and December 31, 2019, is as follows:

			Fair Value Measurements as of
		Fair Value as of	March 31, 2020
	Balance Sheet		Using Fair Value Hierarchy
	Classification	March 31, 2020	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$14.6	$—	$14.6	$—
Cross currency swaps	Other assets, net	23.1	—	23.1	—
Interest rate swaps	Other assets, net	3.3	—	3.3	—
Cash surrender value of life insurance policies	Other assets, net	68.0	—	68.0	—
Deferred compensation liability	Other liabilities	66.7	—	66.7	—
Contingent consideration	Other liabilities	6.4	—	—	6.4

			Fair Value Measurements as of
		Fair Value as of	December 31, 2019
	Balance Sheet		Using Fair Value Hierarchy
	Classification	December 31, 2019	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.8	$—	$15.8	$—
Cross currency swaps	Other assets, net	3.2	—	3.2	—
Interest rate swaps	Other assets, net	1.5	—	1.5	—
Cash surrender value of life insurance policies	Other assets, net	80.2	—	80.2	—
Deferred compensation liability	Other liabilities	76.7	—	76.7	—
Investment in equity securities	Other current assets	9.1	9.1	—	—
Contingent consideration	Other liabilities	9.9	—	—	9.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2019	$9.9
Payments	(1.4)
Adjustments	(2.1)
Balance at March 31, 2020	$6.4

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
Contingent acquisition consideration liabilities are measured at fair value using Level 3 valuations. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the Senior Notes, based on market pricing, was approximately $6,007.2 and $6,140.6 as of March 31, 2020, and December 31, 2019, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

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
Interest Rate Swap
The Company is party to a fixed-to-variable interest rate swap agreement for its 4.625% senior notes due 2020 with a notional amount of $300.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long term debt. This derivative financial instrument is accounted for as fair value hedge of the Senior Notes due 2020. These interest rate swaps are included in other long-term assets or liabilities, as applicable, and added to the value of the Senior Notes. As the specific terms and notional amount of the derivative financial instrument matches those of the fixed-rate debt being hedged, the derivative instrument is assumed to be a perfectly effective hedge and accordingly, there is no impact to the Company's Condensed Consolidated Statements of Operations. Cash flows from the interest rate swap are included in operating activities.

	Carrying amount of hedged liabilities as of		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities as of
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Balance Sheet Line Item in which Hedged Items are Included
Current portion, long term debt	$303.3	$301.5	$3.3	$1.5

Cross Currency Swap
During the fourth quarter of 2018, the Company entered into six U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps maturing in 2022 and 2025 are included in other long-term assets as of March 31, 2020. Changes in the fair value of the cross-currency swaps are recorded as a component of the foreign currency translation adjustment in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps is $19.9 for the three months ended March 31, 2020, and was recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Condensed Consolidated Statement of Comprehensive Earnings to the Condensed Consolidated Statement of Operations during the three months ended March 31, 2020.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		March 31, 2020			December 31, 2019
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Prepaid expenses and other/Other liabilities	$3.3	$—	$300.0	$1.5	$—	$300.0
Cross currency swaps	Other assets, net or Other liabilities	$23.1	$—	$600.0	$3.2	$—	$600.0

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging relationships:

	Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Interest rate swap contracts	$1.8	$2.5	$—	$—
Cross currency swaps	$19.9	$11.5	$—	$—

No gains or losses from derivative instruments classified as hedging instruments have been recognized into income for the three and three months ended March 31, 2020 and 2019.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2020	2019
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$80.0	$99.7
Income taxes, net of refunds	5.8	(2.2)
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	—	7.3
Change in accrued property, plant and equipment	(14.0)	(12.1)

15.	BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2020, and 2019. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
LCD	$1,702.0	$1,722.0
CDD	1,143.8	1,074.7
Intercompany eliminations and other	(22.0)	(5.5)
Revenues	2,823.8	2,791.2

Operating earnings (loss):
LCD	188.4	268.3
CDD	(338.7)	88.0
General corporate expenses	(42.3)	(38.1)
Total operating income (loss)	(192.6)	318.2
Non-operating expenses, net	(75.1)	(63.5)
Earnings (loss) before income taxes	(267.7)	254.7
Provision for income taxes	49.2	68.8
Net earnings (loss)	(316.9)	185.9
Less net income attributable to noncontrolling interests	(0.3)	(0.3)
Net income (loss) attributable to Laboratory Corporation of America Holdings	$(317.2)	$185.6

16.	SUBSEQUENT EVENTS
The COVID-19 Global Pandemic
In order to mitigate the effects of the COVID-19 pandemic on its financial position, the Company has taken a number of actions. In April 2020, the Company temporarily suspended share repurchases, and is suspending the Company’s contributions to 401K plans in the U.S., effective June 2020, and 2020 merit pay increases.
In April 2020, the Company received cash payments of approximately $56.0 from the Public Health and Social Services Emergency Fund that was appropriated by Congress to the Department of Health and Human Services (HHS) in the Coronavirus Aid, Relief, and Economic Security Act. The HHS distributed the funds to healthcare providers based on their 2019 Medicare fee-for-service reimbursement. The Company is currently evaluating the impact this transaction will have on the consolidated financial statements.
On May 7, 2020, the Company entered into amendments to its term loan facility and its revolving credit facility to increase the maximum leverage ratio covenant to 5.0x debt to last twelve months EBITDA for each of the three months periods ending June 30, September 30, and December 31, 2020 and 4.50x debt to last twelve months EBITDA for the three month period ended March 31, 2021. The amendments also provide that during any period in which the Company's leverage ratio exceeds 4.50x debt to last twelve months EBITDA (i) the company will be prohibited from consummating share repurchases, subject to limited exceptions, (ii) borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.25% or a base rate plus a margin of 0.25%, (iii) the facility fee that the Company is required to pay on the aggregate commitments under the revolving credit facility will be 0.25% per annum, and (iv) borrowings under the term loan facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.175% or a base rate plus a margin of 0.175%.

INDEX

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Laboratory Corporation of America® Holdings together with its subsidiaries (the Company) has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements relate to future events and expectations and can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements speak only as of the time they are made and are subject to various risks and uncertainties. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein, including in the "Risk Factors" section of the Annual Report on Form 10-K, and in the Company’s other public filings, press releases, and discussions with Company management, including:

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

15.
failure to obtain and retain new customers, an unfavorable change in the mix of testing services ordered, or a reduction in tests ordered, specimens submitted or services requested by existing customers, and delays in payment from customers;

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

18.	failure to effectively develop and deploy new systems, system modifications or enhancements required in response to evolving market and business needs;

19.	customers choosing to insource services that are or could be purchased from the Company;

20.	failure to identify, successfully close, and effectively integrate and/or manage acquisitions of new businesses;

21.
inability to achieve the expected benefits and synergies of newly-acquired businesses, including due to items not discovered in the due-diligence process, and the impact on the Company's cash position, levels of indebtedness and stock price;

22.	termination, loss, delay, reduction in scope or increased costs of contracts, including large contracts and multiple contracts;

23.	liability arising from errors or omissions in the performance of testing services, contract research services, or other contractual arrangements;

24.
changes or disruption in the provision or transportation of services or supplies provided by third parties; or their termination for failure to follow the Company's performance standards and requirements;

25.	damage or disruption to the Company's facilities;

26.	damage to the Company's reputation, loss of business, or other harm from acts of animal rights activists or potential harm and/or liability arising from animal research activities;

27.	adverse results in litigation matters;

28.	inability to attract and retain experienced and qualified personnel or the loss of significant personnel as a result of illness or otherwise;

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

INDEX

32.
scope, validity and enforceability of patents and other proprietary rights held by third parties that may impact the Company's ability to develop, perform, or market the Company's products or services or operate its business;

33.
business interruption, receivable impairment, delays in cash collection impacting days sales outstanding, supply chain disruptions, increases in operating costs, or other impacts on the business due to natural disasters, including adverse weather, fires and earthquakes, political crises, including terrorism and war, public health crises and disease epidemics and pandemics, and other events outside of the Company's control;

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

39.
failure to maintain the expected capital structure for the Company, including failure to maintain the Company's investment grade rating, or leverage ratio covenants under its term loan facility and revolving credit facility;

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

45.	global economic conditions and government and regulatory changes, including, but not limited to the U.K.'s exit from the European Union; and

46.
effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, and liquidity, and the actions the Company, or governments, have taken or may take in response.

     Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

INDEX

GENERAL (dollars in millions, except per share data)

Revenues for the quarter were $2,823.8, an increase of 1.2% from $2,791.2 during the three months ended March 31, 2019. The increase in revenues was primarily due to acquisitions of 3.4%, partially offset by the disposition of a business of 0.5% and lower organic growth of 1.8%. The lower organic revenue includes the negative impact from COVID-19 of approximately 4.9% (which includes a $17.0 increase in implicit price concessions as a result of the pandemic) and lower Medicare and Medicaid pricing as a result of PAMA of 0.7%.
In March 2020, COVID-19 was declared a pandemic. COVID-19 has and continues to have an extensive impact on the global health and economic environments.
On March 5, 2020, in response to the pandemic, the Company announced the availability of the LabCorp 2019 Novel Coronavirus (COVID-19) NAA test, which detects the presence of the underlying virus that causes COVID-19, for use with patients who meet current guidance for evaluation of infection with COVID-19. Since that time, the Company has been continuously working to increase the number of tests that can be performed and improve the time for delivering test results. The Company currently has the capacity to perform 55,000 to 65,000 COVID-19 molecular tests per day on top of the hundreds of thousands of non-COVID-19 tests. The Company continues to invest in expanding its COVID-19 testing capabilities and capacity, while at the same time supporting the development of COVID-19 vaccines and treatments, as well as other life-saving medicines. On April 21, 2020, the Company announced through its Pixel by LabCorpTM platform the availability of self-collection kits for its COVID-19 NAA test under an emergency use authorization from the U.S. Food and Drug Administration (FDA), further increasing access to the test, particularly for healthcare workers and first responders. On April 22, 2020, the Company also expanded availability of serology tests to detect antibodies to the virus that causes COVID-19. The Company has the capacity to perform more than 50,000 serology tests per day and expects that capacity to increase to 200,000 per day by mid-May 2020, provided the necessary supplies are available.
By mid-March 2020, government restrictions, social distancing guidelines, and overall customer caution associated with the COVID-19 pandemic negatively affected LCD's revenues and CDD's operations. For LCD, demand for testing declined 50% to 55% versus the Company's normal daily levels at the end of the first quarter. This reduction in demand impacted testing volumes broadly but was more heavily weighted towards routine tests. The Company expects the volume to increase through the remainder of the year. The performance of CDD has also been negatively affected by the COVID-19 pandemic through numerous study site closures around the world as well as customer initiated delays for new patient recruitment for existing clinical trials and start-up of new clinical trials. The Company expects drug development study deferrals to continue at least through the first half of 2020, if not longer.
As a result of the impact of COVID-19, during the three months ended March 31, 2020, the Company recorded goodwill and other asset impairment charges of $437.4, $426.4 within CDD and $11.0 within LCD. See Note 6 Goodwill and Intangible Assets for discussion of goodwill and intangible asset impairments and Note 2 Revenue for the discussion of credit losses and additional price concessions. The Company also wrote-off or wrote down certain of the Company's investments by $20.2 due to the impact of COVID-19, $7.1 included in Equity method earnings (loss), net and $13.1 included in Other, net.
Notwithstanding the negative developments in demand and operations, the Company believes that it maintains a solid financial position, including a strong balance sheet, investment grade ratings, and access to credit. However, in order to mitigate the effects of the pandemic on its financial position, the Company has temporarily suspended share repurchases, increased requirements for acquisition activity, delayed some of its capital expenditures, made certain adjustments to staffing, including delayed hiring, furloughs, a reduction of temporary staff, and limited hours of some of its employees to align with decreased demands, and made certain compensation adjustments, including suspending Company contributions to its 401K Plans in the U.S. from June 2020 and 2020 merit pay increases.
In April 2020, the Company received cash payments of approximately $56.0 from the Public Health and Social Services Emergency Fund that was appropriated by Congress to the Department of Health and Human Services (HHS) in the Coronavirus Aid, Relief, and Economic Security Act. The HHS distributed the funds to healthcare providers based on their 2019 Medicare fee-for-service reimbursement.
There remains significant uncertainty regarding the duration and severity of the pandemic and its impact on the Company’s business, results of operations and financial position for the balance of 2020 and beyond. For more information regarding the risks associated with COVID-19 and its impact on the Company’s business, see “Risk Factors” in Part II - Item 1A.

INDEX

RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2020, compared with three months ended March 31, 2019
Revenues

	Three Months Ended March 31,
	2020	2019	Change
LCD	$1,702.0	$1,722.0	(1.2)%
CDD	1,143.8	1,074.7	6.4%
Intercompany eliminations and other	(22.0)	(5.5)	300.0%
Total	$2,823.8	$2,791.2	1.2%
The increase in revenues for the three months ended March 31, 2020, as compared with the corresponding period in 2019 was 1.2%. The increase in revenues was primarily due to acquisitions of 3.4%, partially offset by the disposition of a business of 0.5% and lower organic growth of 1.8%. The lower organic revenue includes the estimated negative impact from COVID-19 of approximately 4.9%, lower Medicare and Medicaid pricing as a result of PAMA of 0.7% and the negative impact of increased implicit price concessions of 0.6%.
LCD revenues for the quarter were $1,702.0, a decrease of 1.2% compared to revenues of $1,722.0 in the first quarter of 2019. The decrease in revenues was primarily due to lower organic revenues of 2.9%, partially offset by acquisitions of 1.7%. The organic revenues decline of 2.9% includes the net negative impact from COVID-19 of approximately 5.4% and PAMA of 1.1%. The negative impact from the nonrenewal of the BeaconLBS - UnitedHealthcare contract pertaining to the Florida market was largely offset by favorable weather. The Company has increased its price concessions reserves as a result of rising unemployment and the financial difficulties faced by our customers in the wake of the COVID-19 pandemic.
Total LCD volume (measured by requisitions) decreased by 4.4%, as organic volume declined by 6.1%, partially offset by acquisition volume of 1.6%. The 6.1% decline in organic volume includes the negative net impact from COVID-19 of approximately 7.3%, partially offset by other organic volume growth of 1.2%. The reduction in demand impacted testing volume broadly but was heavily weighted toward routine procedures. Also, the benefit from an additional one-half revenue day and favorable weather versus the prior year, was essentially offset by the negative impact from lower consumer genetics demand of 1.6%. Revenue per requisition increased by 3.4%. The increase was due to favorable mix which includes the impact from COVID-19 of 1.9%, consumer genetics of 0.9%, other organic growth of 2.8%, partially offset by PAMA of 1.1% and the nonrenewal of the BeaconLBS contract of 1.1%.
CDD revenues for the second quarter were $1,143.8, an increase of 6.4% over revenues of $1,074.7 in the first quarter of 2019. The increase in revenues was primarily due to the benefit of acquisitions of 6.2% and organic growth of 1.6% (which includes the negative impact from COVID-19 of approximately 2.5%), partially offset by the disposition of a business of 1.2% and negative foreign currency translation of 0.1%.
Cost of Revenues

	Three Months Ended March 31,
	2020	2019	Change
Cost of revenues	$2,095.8	$2,001.5	4.7%
Cost of revenues as a % of revenues	74.2%	71.7%
Cost of revenues increased 4.7% during the three months ended March 31, 2020, as compared with the corresponding period in 2019. Cost of revenues as a percentage of revenues during the three months ended March 31, 2020, increased to 74.2% as compared to 71.7% in the corresponding period in 2019. This increase was primarily due to the impact of COVID-19, higher personnel costs (primarily driven by merit increases and one additional payroll day that predominantly impacted LCD), and PAMA, partially offset by LaunchPad savings.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
Selling, general and administrative expenses	$395.5	$393.8	0.4%
Selling, general and administrative expenses as a % of revenues	14.0%	14.1%
During the three months ended March 31, 2020, the Company incurred $8.4 of acquisition and divestiture related costs and $2.8 in management transition costs. In addition, the Company recorded $0.9 of non-capitalized costs associated with the

INDEX

implementation of a major system as part of its LaunchPad business process improvement initiative and reversed $0.6 related to miscellaneous other items. These items increased selling, general and administrative expenses by $11.9.
During the three months ended March 31, 2019, the Company incurred $11.1 in acquisition and divestiture costs, $1.4 in consulting expenses relating to fees incurred as part of its integration and management transition costs and $0.6 in costs related to the 2018 ransomware attack. In addition, the Company recorded $2.4 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $15.5.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.6% and 13.6% during each of the three months ended March 31, 2020, and 2019, respectively.
Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2020	2019	Change
LCD	$26.2	$24.7	6.1%
CDD	36.1	32.4	11.4%
Total amortization of intangibles and other assets	$62.3	$57.1	9.1%
The increase in amortization of intangibles and other assets within LCD primarily reflects the impact of acquisitions occurring after March 31, 2019. Amortization of intangible assets within CDD increased primarily due to the impact of acquisitions occurring after March 31, 2019, offset by the reduction of amortizable intangible assets pursuant to the divestiture of one CDD business during the second quarter of 2019.
Goodwill and Other Asset Impairments

	Three Months Ended March 31,
	2020	2019	Change
Goodwill and other asset impairments	437.4	—	N/A
During the three months ended March 31, 2020 , the Company recorded goodwill and other asset impairment charges of $437.4 , $426.4 within CDD and $11.0 within LCD, representing 3.7% of our total goodwill and intangible assets. The Company concluded that the fair value was less than carrying value for two of its reporting units and recorded goodwill impairment of $418.7 in the CDD segment and $3.7 in the LCD segment. The Company also recorded a charge of $2.7 for the impairment of a CDD tradename, $7.3 for LCD software, and $5.0 for the impairment of the CDD floating rate secured note receivable due 2022.
Restructuring and Other Special Charges

	Three Months Ended March 31,
	2020	2019	Change
Restructuring and other charges	$25.4	$20.6	23.3%
During the three months ended March 31, 2020, the Company recorded net restructuring and other charges of $25.4: $8.1 within LCD and $17.3 within CDD. The charges were comprised of $5.1 related to severance and other personnel costs, $4.7 for a CDD lab facility impairment, and $15.8 in facility closures, impairment of operating lease right-of use assets and general integration activities. The charges were offset by the reversal of previously established liability of $0.2 in unused facility-related costs.
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
Interest Expense

	Three Months Ended March 31,
	2020	2019	Change
Interest expense	$(55.0)	(56.7)	(3.0)%
The decrease in interest expense for the three months ended March 31, 2020, as compared with the corresponding period in 2019, is primarily due to a lower outstanding balance on term loans, the repayment of the 2.625% senior notes and a portion of the 4.625% senior notes in 2019, partially offset by the issuance of $1,050.0 in debt securities in November 2019.

INDEX

Equity Method Income

	Three Months Ended March 31,
	2020	2019	Change
Equity method income, net	$(6.6)	$3.0	(320.0)%

Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income for the three months ended March 31, 2020, as compared with the corresponding period in 2019, was primarily due to the impairment of an equity method investment and decreased profitability of the Company's joint ventures.
Other, net

	Three Months Ended March 31,
	2020	2019	Change
Other, net	$(16.1)	$(10.4)	54.8%

The change in other, net for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily due to the $13.1 write-off or write down of certain of the Company's investments primarily due to the negative impact of the COVID-19 global pandemic. In addition, foreign currency transaction losses of $2.8 were recognized for the three months ended March 31, 2020 and losses of $4.7 were recognized in the corresponding period of 2019.
Income Tax Expense

	Three Months Ended March 31,
	2020	2019	Change
Income tax expense	$49.2	$68.8	(28.5)%
Income tax expense as a % of earnings before income taxes	(18.4)%	27.0%
The 2020 tax rate was unfavorable to the 2019 tax rate due to impairment charges for which either no tax benefit was recorded (as they were not deductible) or the associated tax assets required a full valuation allowance. Income tax expense was favorably impacted in 2020 due to incremental benefits from foreign losses taxed at rates lower than the U.S. statutory rate and stock compensation benefits.
Operating Income by Segment

	Three Months Ended March 31,
	2020	2019	Change
LCD operating income	$188.4	$268.3	(29.8)%
LCD operating margin	11.1%	15.6%	(4.5)%
CDD operating income	(338.7)	88.0	(484.9)%
CDD operating margin	(29.6)%	8.2%	(37.8)%
General corporate expenses	(42.3)	(38.1)	11.0%
Total operating income	$(192.6)	$318.2	(160.5)%
LCD operating income was $188.4 for the three months ended March 31, 2020, a decrease of 29.8% over operating income of $268.3 in the corresponding period of 2019, and LCD operating margin decreased 450 basis points year-over-year. The decrease in operating income and margin were primarily due to the negative impact from COVID-19 (of approximately $62.0) and PAMA of $20.1, partially offset by price mix. In addition, the negative impact from higher personnel costs (including one additional payroll day) was offset by LaunchPad savings. The Company remains on track to deliver approximately $200.0 of net savings from its three-year, phase II of LabCorp Diagnostics’ LaunchPad initiative by the end of 2021.
CDD operating loss was $(338.7) for the three months ended March 31, 2020, a decrease over operating income of $88.0 in the corresponding period of 2019. The decrease in operating income and margin was primarily due to the negative impact of COVID-19, specifically goodwill and other asset impairments of $426.4, and higher personnel costs, partially offset by organic demand, acquisitions, and LaunchPad savings. The Company is on track to deliver $150.0 of net savings from its three-year CDD LaunchPad initiative by the end of 2020.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $42.3 for the three months ended March 31, 2020, an increase of 11.0% over corporate expenses of $38.1 in the corresponding period of 2019. The increase in corporate expenses in 2020 is primarily due to higher personnel costs, including executive transition costs.

INDEX

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's strong cash-generating ability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company's senior unsecured revolving credit facility is further discussed in Note 7 Debt to the Company's Condensed Consolidated Financial Statements.
In summary, the Company's cash flows were as follows for the three months ended March 31, 2020, and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$203.8	$165.8
Net cash used for investing activities	(106.6)	(140.5)
Net cash used for financing activities	(102.8)	(103.2)
Effect of exchange rate changes on cash and cash equivalents	(8.3)	(0.1)
Net (decrease) increase in cash and cash equivalents	$(13.9)	$(78.0)
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2020 and 2019, totaled $323.6 and $348.8, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the three months ended March 31, 2020, the Company's operations provided $203.8 of cash as compared to $165.8 during the same period in 2019. The $38.0 increase in cash provided from operations in 2020 as compared with the corresponding 2019 period is primarily due to lower cash earnings more than offset by favorable working capital. The COVID-19 pandemic has created uncertainty about the Company's near-term operating cash flows. Based on current expectations of the impact of COVID-19, the Company expects to continue to generate positive cash flows from operating activities, however, should the COVID-19 impact worsen or last longer than anticipated, the Company may see a significant decline in cash flows from operating activities. For more information regarding the risks associated with the COVID-19 and its impact on the Company's business, see “Risk Factors” in Part II - Item IA.
Investing Activities
Net cash used for investing activities for the three months ended March 31, 2020, was $106.6 as compared to net cash used for investing activities of $140.5 for the three months ended March 31, 2019. The change in cash used for investing activities was primarily due to a decrease in business acquisitions during the three months ended March 31, 2020. Capital expenditures were $106.6 and $94.2 for the three months ended March 31, 2020, and 2019, respectively.
Financing Activities
Net cash used for financing activities for the three months ended March 31, 2020, was $102.8 compared to net cash used for financing activities of $103.2 for the three months ended March 31, 2019. The cash flows from financing activities for the three months ended March 31, 2020, were comparable to the three months ended March 31, 2019, and resulted from share repurchases, debt proceeds and payments, and equity compensation transactions.
The Company's revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions.
Under the Company's term loan credit facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facility and the revolving credit facility at March 31, 2020 and expects that it will remain in compliance with its existing debt covenants for the next twelve months
During the fourth quarter of 2020, $412.2 of the Company's senior notes will become payable. The Company maintains an investment grade debt rating, has strong relationship with key banks, and believes that it will be able to repay these notes with available cash on hand, cash generated from operations, borrowings under its revolving credit facility, or by refinancing the notes in the public debt market.
At March 31, 2020, the Company had $323.6 of cash and $923.7 of available borrowings under its revolving credit facility, which does not mature until 2022. In May 2020, in order to obtain increased financial covenant flexibility, the Company and its

INDEX

lenders entered into amendments to the term loan facility and the revolving credit facility to increase the maximum leverage ratio to 5.0x debt to last twelve months EBITDA for the three month periods ending June 30, September 30 and December 31, 2020 and 4.5x for the three month period ended March 31, 2021. The amendments also provide that during any period in which the Company's leverage ratio exceeds 4.5x debt to last twelve months EBITDA (i) the company will be prohibited from consummating share repurchases, subject to limited exceptions, (ii) borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.25% or a base rate plus a margin of 0.25%, (iii) the facility fee that the Company is required to pay on the aggregate commitments under the revolving credit facility will be 0.25% per annum, and (iv) borrowings under the term loan facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.175% or a base rate plus a margin of 0.175%.
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. In the second half of March, daily volume for routine tests started to decline and may continue to decline as a result of decreased consumer demand driven by a significant reduction in physician office visits, the cancellation of elective medical procedures, and the negative impacts on discretionary spending resulting from the economic downturn, among other factors. In addition, the Company has experienced numerous study site closures around the world as well as delays for new patient recruitment for existing clinical trials and start-up of new clinical trials. The significance of the impact on the Company’s business is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict.
As a result of the economic uncertainties caused by the COVID-19 pandemic, the Company is implementing several measures to improve liquidity and operating results, including reduction of hours or furloughs of its employees, hiring freezes, temporarily suspending its share repurchases, increased requirements for acquisition activity, delaying some of its planned capital expenditures, and suspending merit pay increases and U.S. employee 401K plan contributions for 2020. Based on these actions and assumptions regarding the impact of COVID-19, the Company expects that it will be able to generate sufficient liquidity to satisfy its obligations.
At the end of 2019, the Company had outstanding authorization from the board of directors to purchase up to $900.0 of Company common stock. During the three months ended March 31, 2020, the Company purchased 0.6 shares of its common stock at an average price of $178.85 for a total cost of $100.0 under this plan. As of March 31, 2020, the Company had outstanding authorization from the board of directors to purchase up to $800.0 of the Company's common stock. The repurchase authorization has no expiration date, however, the Company has temporarily suspended stock repurchases due to impact of the COVID-19 pandemic.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and from Standard and Poor’s (S&P) contribute to its ability to access capital markets.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange and interest rates, and the Company regularly evaluates its exposure to such changes. The Company addresses its exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, and interest rate and cross currency swap agreements.
Foreign Currency Exchange Rates
Approximately 12.8% of the Company's revenues for the three months ended March 31, 2020, and approximately 12.6% of the Company's revenue for the three months ended March 31, 2019, were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the first quarter of 2020 and the year ended December 31, 2019, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the three months ended March 31, 2020 by approximately $1.5. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(147.5) and $21.6 at March 31, 2020 and 2019, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of

INDEX

time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2020, the Company had 34 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through April 2020 with a notional value totaling approximately $457.4. At December 31, 2019, the Company had 34 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2020 with a notional value totaling approximately $369.2.
The Company is party to U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $600.0, maturing in 2022 and 2025, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of March 31, 2020 and December 31, 2019, the Company had $375.0 and $375.0, respectively, of unhedged variable debt from the 2019 term loan credit facility and $0.0 and $0.0, respectively, outstanding on its revolving credit facility.
To hedge against changes in the fair value of a portion of the Company's long-term debt, the Company is party to a fixed-to-variable interest rate swap agreement for a portion of the 4.625% senior notes due 2020 with an aggregate notional amount of $300.0 and variable interest rates based on one-month LIBOR plus 2.298%.
Each quarter-point increase or decrease in the variable rate would result in the Company's interest expense changing by approximately $0.9 per year for the Company's unhedged variable rate debt.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
On June 3, 2019, the Company completed the acquisition of Envigo's nonclinical contract research services business. The Company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include the acquired Envigo operations. The Company's management is continuing to integrate the acquired operations of Envigo's nonclinical contract research services business into the Company’s overall internal control over financial reporting process.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated herein by reference.

Item 1A. Risk Factors
The risk factors set forth below revise and supplement the corresponding risk factors set forth in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended. With the exception of the following, there have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The effects of the outbreak of the COVID-19 pandemic have had and could continue to have material adverse impacts on the Company’s business, results of operations, cash flows, and financial position.
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. In the second half of March, daily volume for routine tests started to decline and may continue to decline as a result of decreased consumer demand driven by a significant reduction in physician office visits, the cancellation of elective medical procedures, and the negative impacts on discretionary spending resulting from the economic downturn, among other factors. In addition, the performance of the Company’s drug development business has been challenged by COVID-19 due to actions that clients are taking that are slowing clinical trial progress and the associated testing as well as restrictions in trial site access in certain countries and interruptions in the supply chain that can temporarily delay study activity. The significance of the impact on the Company’s business is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to.
The further spread of COVID-19, and the Company’s initiatives to help limit the spread of the illness, will impact the Company’s ability to carry out its business as usual, which could materially adversely impact its business and financial condition. The Company has incurred additional costs for the safety of its employees and the continuity of its operations, including increased frequency of deep cleaning and sanitation at each of its physical locations, additional safety training and processes, enhanced hygiene practices and materials, flexible and remote working where possible, and allowing for greater social distancing for the Company’s employees who must work on-site. Additionally, the Company has made a number of changes at the Company’s patient service centers for the comfort and safety of the patients, many of which have also increased costs for the Company. For example, the Company has set aside the first business hour of every day for vulnerable patients, launched a mobile check-in process that allows patients to wait for their appointment from within their car or other nearby location, and increased sanitation and disinfection in check-in areas, waiting rooms, bathrooms, and hallways with Centers for Disease Control and Prevention (CDC)-approved disinfectants.
The Company faces increased cybersecurity risks due to the number of employees that are working remotely in regions impacted by stay-at-home orders. Increased levels of remote access create additional opportunities for cybercriminals to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts. The Company may also be subject to increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on the pandemic as a method for targeting our personnel. In addition, technological resources may be strained due to the number of remote users.
The Company expects to continue to incur additional costs, which may be significant, as it continues to implement operational changes in response to this pandemic. Further, the COVID-19 outbreak could also disrupt the Company’s supply chain, including by impacting its ability to secure supplies for its facilities, COVID-19 tests and drug development projects, and to provide personal protective equipment for its employees in its testing centers. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, third parties that are critical to the Company’s business, including vendors, suppliers, and business partners. These developments, and others that are difficult or impossible to predict, could impact materially the Company’s business, financial results, cash flows, and financial position.
The Company has diverted resources to developing and enhancing the accessibility of COVID-19 testing, while at the same time taking certain steps with respect to its business strategy in order to increase cash flexibility. For example, the Company has temporarily suspended its share repurchase program, increased requirements for acquisition activity, delayed some of its capital expenditures, and suspended merit pay increases and 401(k) contributions for U.S. employees for 2020. These measures, and any other measures the Company has taken and will continue to take to mitigate COVID-19, may be insufficient to ensure the financial stability of the Company, or may have other adverse impacts on the Company’s business, results of operations, cash flows, and financial position. Additionally, if the pandemic continues for an extended period of time, the Company may be forced to prioritize

INDEX

its application of resources to the continued mitigation of COVID-19, at the expense of other potentially profitable opportunities or initiatives, such as through the development of new products or selected business acquisitions.
If the Company does not respond appropriately to the COVID-19 pandemic, or if the Company’s customers do not perceive its response to be adequate, the Company could suffer damage to its reputation, which could adversely affect its business.
On March 11, 2020, the outbreak of COVID-19 was declared a global pandemic and containment and mitigation measures were recommended; six days prior to this characterization, the Company announced the availability of its LabCorp 2019 Novel Coronavirus (COVID-19) NAA test, which detects the presence of the underlying virus that causes COVID-19, for use with patients who meet current guidance for evaluation of infection with COVID-19. On April 9, 2020, the Company announced an agreement to collaborate on a comprehensive U.S.-based COVID-19 patient data registry. The Company is now able to perform approximately 55,000 to 65,000 tests per day, and has performed more than 1,000,000 tests since making its first COVID-19 test available. The Company also launched a self-collection kit for its COVID-19 NAA test under an emergency use authorization from the FDA, as well as expanded availability of serology tests to detect antibodies to the virus that causes COVID-19. Despite the Company's to expand capacity and access to COVID-19 testing, the Company’s customers and other stakeholders may perceive the Company’s responses to the pandemic as insufficient or inadequate. Factors that may be out of the Company’s control, such as the availability of supplies and key personnel, may impact the Company’s ability to maintain testing capacity and result delivery testing and its other responses to the COVID-19 pandemic, and may have an adverse effect on the Company’s operations. Any such disruptions could result in negative publicity, and the Company could suffer damage to its reputation, which could adversely affect its business, results of operations, cash flows, and financial position.
The success of the Company is dependent in part on the efforts of its management team and key personnel, and the COVID-19 pandemic could divert or hinder the Company’s human capital resources, which may adversely affect the Company’s operations.
The Company’s management team and key personnel have been acutely focused on efforts to respond to and mitigate COVID-19, including developing the LabCorp 2019 Novel Coronavirus (COVID-19) NAA test. Since that time, the Company has been continuously working to increase the number of tests that can be performed and improve the time for delivering test results. The Company’s management team is also working closely with federal and state authorities, health officials, and other key constituencies to make testing available to patients who meet the CDC criteria for who should be tested, and Department of Health and Human Services (HHS) guidance for prioritization of testing. These response efforts have required, and will continue to require, a large investment of time and resources that would otherwise be focused on the development and growth of the Company. Further, if the Company’s management or other key personnel become unavailable due to illness or from other related factors, its operations could be materially adversely affected.
The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption that could have an adverse impact on the Company’s financial position, including with respect to the Company’s ability to repay its senior notes due in the fourth quarter of 2020 and maintain its maximum leverage ratio covenant under its term loan facility and revolving credit facility.
While the Company believes that it maintains a solid financial position, including a strong balance sheet, investment grade ratings, and significant access to credit, the sweeping nature of the rapidly-evolving COVID-19 pandemic has created cascading effects, all of which are difficult to predict. As the pandemic continues to create disruptions or turmoil in the credit and financial markets, the Company’s ability to access capital on favorable terms and continue to meet its liquidity needs in the future could be adversely impacted. The Company may also experience greater than normal impact due to fluctuations in foreign exchange rates and interest rates, decreased sales volumes, changes in employment rates and health insurance coverage, the speed of the anticipated recovery, the ability of its customers to pay for its services, and governmental and business reactions to the pandemic, all of which are highly uncertain and cannot be predicted. The Company has implemented several measures in order to increase cash flexibility in light of these economic uncertainties, including temporarily suspending its share repurchase program, increased requirements for acquisition activity, delaying some of its capital expenditures, and suspending merit pay increases and U.S. employee 401(k) contributions for 2020. These measures, and any other measures the Company may take to mitigate COVID-19, may be insufficient to ensure the financial stability of the Company, and may have other adverse impacts on the Company’s business, results of operations, cash flows, and financial position.
The Company's term loan facility at March 31, 2020 required it to maintain a leverage ratio of no greater than 4.0x debt to last twelve months EBITDA. Violation of that covenant could preclude the Company from borrowing on the revolving credit facility and require repayment of its term loan of $375.0, if demanded by a majority of the Company's bank group. In May 2020, the Company and its lenders entered into amendments to the term loan facility and the revolving credit facility to increase the maximum leverage ratio covenant to 5.0x debt to last twelve months EBITDA for each of the three month periods ending June 30, September 30, and December 31, 2020 and 4.5x debt to last twelve months EBITDA for the three month period ending March 31, 2021. There can be no assurance that the Company will be able to maintain compliance with this modified covenant due to the uncertainties of the Company's financial performance as a result of the COVID-19 pandemic. If the Company were not able to do so, any future covenant amendment or waiver that the Company may need or seek in the future may lead to increased costs, increased interest

INDEX

rates, additional restrictive covenants and other available lender protections. There can be no assurance that the Company would be able to obtain additional amendments or waivers in a timely manner, on acceptable terms, or at all.
In addition, during the fourth quarter of 2020, $412.2 of the Company's senior notes will become payable. The Company maintains an investment grade debt rating, has strong relationships with key banks, and believes that it will be able to repay these notes with available cash on hand, cash generated from operations, borrowings under its revolving credit facility, or by refinancing the notes in the public debt market. However, any failure to pay the senior notes at maturity, or a violation of its term loan and revolving credit facility leverage ratio covenants or other covenants, a failure to obtain any additional covenant amendments or waivers, or a failure to obtain alternative financing, if required, could result in a default, which would result in defaults under the Company’s other debt agreements and have material adverse consequences for the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended March 31, 2020, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 - January 31	0.3	$173.26	0.3	$850.0
February 1 - February 29	0.1	187.29	0.1	829.0
March 1 - March 31	0.2	183.06	0.2	800.0
	0.6	$178.85	0.6	$800.0
During the three months ended March 31, 2020, the Company purchased 0.6 shares of its common stock at an average price of $178.85 per share for a total cost of $100.0. As of March 31, 2020, the Company had outstanding authorization from the board of directors to purchase up to $800.0 of the Company's common stock. The repurchase authorization has no expiration date; however the Company has temporarily suspended stock repurchases due to impact of the COVID-19 pandemic.
Item 5. Other Information
On May 7, 2020, the Company entered into amendments to its term loan facility and its revolving credit facility with Bank of America, N.A. as administrative agent, and the several lenders party thereto, in each case to increase the maximum leverage ratio covenant to 5.0x debt to last twelve months EBITDA for each of the three months periods ending June 30, September 30, and December 31, 2020 and 4.50x debt to last twelve months EBITDA for the three month period ended March 31, 2021. The amendments also provide that during any period in which the Company's leverage ratio exceeds 4.50x debt to last twelve months EBITDA (i) the company will be prohibited from consummating share repurchases, subject to limited exceptions, (ii) borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.25% or a base rate plus a margin of 0.25%, (iii) the term loan facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.175% or a base rate plus a margin of 0.175%, and (iv) the facility fee that the Company is required to pay on the aggregate commitments under the revolving credit facility will be 0.25% per annum.
The foregoing description does not purport to be complete and is qualified by reference to the full text of the amendments to the term loan credit agreement and the second amended and restated credit agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively.

INDEX

Item 6. Exhibits

(a)	Exhibits
10.1*	Amendment No. 1, dated as of May 7, 2020, to the Term Loan Credit Agreement, dated June 3, 2019, among the Company, Bank of America, N.A. as administrative agent, and the lenders party thereto.
10.2*
Amendment No. 1, dated as of May 7, 2020,  to the Second Amended and Restated Credit Agreement, dated September 15, 2017 (originally dated as of December 21, 2011), among the Company, Bank of America, N.A. as administrative agent, and the lenders party thereto.

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

May 8, 2020