Form 10-Q
period 2020-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2020-07-31
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

The number of shares outstanding of the issuer's common stock is 97.4 million shares as of July 29, 2020.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$557.0	$337.5
Accounts receivable, net of allowance for doubtful accounts of $29.1 and $19.0 as of June 30, 2020 and December 31, 2019, respectively	1,661.0	1,543.9
Unbilled services	535.4	481.4
Supplies inventory	342.3	244.7
Prepaid expenses and other	317.5	373.7
Total current assets	3,413.2	2,981.2
Property, plant and equipment, net	2,627.7	2,636.6
Goodwill, net	7,422.7	7,865.0
Intangible assets, net	3,877.2	4,034.5
Joint venture partnerships and equity method investments	72.3	84.9
Deferred income taxes	4.9	8.8
Other assets, net	431.1	435.4
Total assets	$17,849.1	$18,046.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$534.1	$632.3
Accrued expenses and other	1,032.7	942.4
Unearned revenue	473.3	451.0
Short-term operating lease liabilities	195.3	206.5
Short-term finance lease liabilities	8.2	8.4
Short-term borrowings and current portion of long-term debt	790.8	415.2
Total current liabilities	3,034.4	2,655.8
Long-term debt, less current portion	5,416.6	5,789.8
Operating lease liabilities	615.5	596.6
Financing lease liabilities	87.5	91.1
Deferred income taxes and other tax liabilities	907.3	942.8
Other liabilities	415.6	383.2
Total liabilities	10,476.9	10,459.3
Commitments and contingent liabilities
Noncontrolling interest	19.5	20.1
Shareholders’ equity:
Common stock, 97.3 and 97.2 shares outstanding at June 30, 2020 and December 31, 2019, respectively	9.0	9.0
Additional paid-in capital	32.1	26.8
Retained earnings	7,760.6	7,903.6
Accumulated other comprehensive loss	(449.0)	(372.4)
Total shareholders’ equity	7,352.7	7,567.0
Total liabilities and shareholders’ equity	$17,849.1	$18,046.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,768.8	$2,881.7	$5,592.6	$5,672.9
Cost of revenues	2,008.3	2,056.9	4,104.1	4,058.4
Gross profit	760.5	824.8	1,488.5	1,614.5
Selling, general and administrative expenses	396.3	415.3	791.8	809.1
Amortization of intangibles and other assets	60.1	60.2	122.4	117.3
Goodwill and other asset impairments	—	—	437.4	—
Restructuring and other charges	6.4	13.6	31.8	34.2
Operating income	297.7	335.7	105.1	653.9
Other income (expense):
Interest expense	(52.7)	(59.1)	(107.7)	(115.8)
Equity method income (loss), net	1.8	2.5	(4.8)	5.5
Investment income	2.5	1.4	5.1	2.0
Other, net	47.7	(10.5)	31.6	(20.9)
Earnings before income taxes	297.0	270.0	29.3	524.7
Provision for income taxes	65.4	79.3	114.6	148.1
Net earnings (loss)	231.6	190.7	(85.3)	376.6
Less: Net earnings attributable to the noncontrolling interest	—	(0.3)	(0.3)	(0.6)
Net earnings (loss) attributable to Laboratory Corporation of America Holdings	$231.6	$190.4	$(85.6)	$376.0

Basic earnings (loss) per common share	$2.38	$1.94	$(0.88)	$3.82
Diluted earnings (loss) per common share	$2.37	$1.93	$(0.88)	$3.79

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings (loss)	$231.6	$190.7	$(85.3)	$376.6
Foreign currency translation adjustments	66.9	25.6	(80.5)	47.2
Net benefit plan adjustments	2.7	2.8	5.4	5.5
Other comprehensive earnings (loss) before tax	69.6	28.4	(75.1)	52.7
Provision (benefit) for income tax related to items of comprehensive earnings	(0.7)	(0.8)	(1.5)	(1.5)
Other comprehensive earnings (loss), net of tax	68.9	27.6	(76.6)	51.2
Comprehensive earnings (loss)	300.5	218.3	(161.9)	427.8
Less: Net earnings attributable to the noncontrolling interest	—	(0.3)	(0.3)	(0.6)
Comprehensive earnings (loss) attributable to Laboratory Corporation of America Holdings	$300.5	$218.0	$(162.2)	$427.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2018	$11.7	$1,451.1	$7,079.8	$(1,108.1)	$(463.1)	$6,971.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	185.6	—	—	185.6
Other comprehensive earnings, net of tax	—	—	—	—	23.6	23.6
Issuance of common stock under employee stock plans	—	24.7	—	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	—	—	(19.4)	—	(19.4)
Stock compensation	—	25.5	—	—	—	25.5
Purchase of common stock	(0.1)	(100.0)	—	—	—	(100.1)
BALANCE AT MARCH 31, 2019	$11.6	$1,401.3	$7,265.4	$(1,127.5)	$(439.5)	$7,111.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	190.4	—	—	190.4
Other comprehensive earnings, net of tax	—	—	—	—	27.6	27.6
Issuance of common stock under employee stock plans	—	9.2	—	—	—	9.2
Net share settlement tax payments from issuance of stock to employees	—	—	—	(20.7)	—	(20.7)
Stock compensation	—	26.5	—	—	—	26.5
Retirement of treasury stock	(2.4)	(1,145.8)	—	1,148.2	—	—
Purchase of common stock	(0.1)	(199.8)	—	—	—	(199.9)
BALANCE AT JUNE 30, 2019	$9.1	$91.4	$7,455.8	$—	$(411.9)	$7,144.4

BALANCE AT DECEMBER 31, 2019	$9.0	$26.8	$7,903.6	$—	$(372.4)	$7,567.0
Adoption of credit loss accounting standard	—	—	(7.0)	—	—	(7.0)
Net earnings (loss) attributable to Laboratory Corporation of America Holdings	—	—	(317.2)	—	—	(317.2)
Other comprehensive earnings (loss), net of tax	—	—	—	—	(145.5)	(145.5)
Issuance of common stock under employee stock plans	—	26.9	—	—	—	26.9
Net share settlement tax payments from issuance of stock to employees	—	(22.0)	—	—	—	(22.0)
Stock compensation	—	17.9	—	—	—	17.9
Purchase of common stock	—	(49.6)	(50.4)	—	—	(100.0)
BALANCE AT MARCH 31, 2020	$9.0	$—	$7,529.0	$—	$(517.9)	$7,020.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	231.6	—	—	231.6
Other comprehensive earnings, net of tax	—	—	—	—	68.9	68.9
Issuance of common stock under employee stock plans	—	1.8	—	—	—	1.8
Net share settlement tax payments from issuance of stock to employees	—	(9.5)	—	—	—	(9.5)
Stock compensation	—	39.8	—	—	—	39.8
Purchase of common stock	—	—	—	—	—	—
BALANCE AT JUNE 30, 2020	$9.0	$32.1	$7,760.6	$—	$(449.0)	$7,352.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(85.3)	$376.6
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	288.5	277.1
Stock compensation	57.7	52.0
Operating lease right-of-use asset expense	103.9	94.0
Goodwill and other asset impairments	437.4	—
Deferred income taxes	(29.4)	15.2
Other	55.4	21.3
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(124.2)	(91.1)
Increase in unbilled services	(58.9)	(67.4)
Increase in supplies inventory	(98.4)	(1.7)
(Increase) decrease in prepaid expenses and other	33.1	16.1
Decrease in accounts payable	(88.9)	(109.0)
(Decrease) increase in unearned revenue	28.9	(5.0)
Decrease (increase) in accrued expenses and other	54.7	(158.8)
Net cash provided by operating activities	574.5	419.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(205.1)	(179.4)
Proceeds from sale of assets	7.2	4.2
Proceeds from sale or distribution of investments	1.0	3.4
Investments in equity affiliates	(21.8)	(15.8)
Acquisition of businesses, net of cash acquired	(11.3)	(703.7)
Net cash used for investing activities	(230.0)	(891.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	—	850.0
Payments on term loan	—	(250.0)
Proceeds from revolving credit facilities	151.7	419.5
Payments on revolving credit facilities	(151.7)	(384.5)
Net share settlement tax payments from issuance of stock to employees	(31.5)	(40.1)
Net proceeds from issuance of stock to employees	28.8	33.9
Purchase of common stock	(100.0)	(300.0)
Other	(17.0)	(17.1)
Net cash used for financing activities	(119.7)	311.7
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(1.1)
Net increase (decrease) in cash and cash equivalents	219.5	(161.4)
Cash and cash equivalents at beginning of period	337.5	426.8
Cash and cash equivalents at end of period	$557.0	$265.4

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
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 16 Business Segment Information to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2020, LCD and CDD contributed approximately 61% and 39% respectively, of revenues to the Company. During the six months ended June 30, 2020, LCD and CDD contributed approximately 60% and 40%, respectively, of revenues to the Company.
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
In March 2020, the FASB issued a new accounting standard to provide optional expedients and exceptions if certain conditions are met for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The expedients and exceptions in the standard are effective between March 12, 2020 and December 31, 2022. The Company did not elect to apply any of the expedients or exceptions for the period ended June 30, 2020 and is currently evaluating the impact this new standard will have on the consolidated financial statements.
Novel Coronavirus (COVID-19) Financial Statement Impact
In March 2020, COVID-19 was declared a pandemic. COVID-19 has had and continues to have an extensive impact on the global health and economic environment. Given the continued unpredictability of the COVID-19 pandemic and the corresponding government restrictions and customer behavior, there are a wide-range of feasible financial results for 2020. While the Company's Base Business continues to be negatively impacted by the COVID-19 pandemic, the Company's outlook has improved across the enterprise. Base Business includes the Company's business operations except for molecular and serology COVID-19 testing (COVID-19 Testing).
In LCD, demand for its Base Business continues to be below the Company's historical levels; however, the Company's Base Business has been steadily recovering from its trough in April, while at the same time COVID-19 Testing continues to grow and the Company continues to increase capacity for its COVID-19 molecular and antibody tests.
In CDD, while the pandemic is expected to continue to negatively impact its business, this impact is expected to subside throughout the year as CDD continues to work on projects supporting global vaccine and treatment development, with additional support from COVID-19 Testing.
As a result of the impact of the COVID-19 pandemic, during the six months ended June 30, 2020, the Company recorded goodwill and other asset impairment charges of $437.4: $426.4 within CDD and $11.0 within LCD, all of which were recorded in the three months ended March 31, 2020. See Note 6 Goodwill and Intangible Assets for discussion of goodwill and intangible asset impairment and Note 2 Revenue for the discussion of credit losses and additional price concessions. The Company also wrote-off or wrote down certain of the Company's investments by $25.4 due to the impact of COVID-19, $7.1 included in Equity method earnings (loss), net (recorded in the three months ended March 31, 2020), and $18.3 included in Other, net ($13.1 recorded during the three months ended March 31, 2020 and $5.2 recorded during the three months ended June 30, 2020).
In April 2020, the Company received cash payments of approximately $55.9 from the Public Health and Social Services Emergency Fund for provider relief (Relief Fund) that was appropriated by Congress to the Department of Health and Human Services (HHS) in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Upon receiving and satisfying the terms and conditions associated with the distributed funds, the Company accounted for the transaction by applying the guidance in ASC 450-30 Gain Contingencies, and recorded these funds in Other, net non-operating income in the Consolidated Statement of Operations as of June 30, 2020.
The Company instituted numerous actions to help mitigate the financial impact from the COVID-19 pandemic, which included furloughs, reduced hours, and the suspension of discretionary merit adjustments and 401(k) plan contributions in the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
United States (U.S.). In response to its improved business operations, the Company has been rapidly resuming regular work schedules and is proceeding with merit adjustments and will retroactively reinstate 401(k) plan contributions in the U.S.
Use of Estimates
The extent to which the COVID-19 pandemic has and will impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s implicit price concessions and credit losses, equity investments, notes receivable and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

2.   REVENUES
The Company's revenues by segment payers/customer groups for the three and six months ended June 30, 2020, and 2019, were as follows:

	For the Three Months Ended June 30, 2020
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	20%	1%	—%	—%	—%	—%	21%
Patients	7%	—%	—%	—%	—%	—%	7%
Medicare and Medicaid	7%	—%	—%	—%	—%	—%	7%
Third-party	25%	1%	—%	—%	—%	—%	26%
Total LCD revenues by payer	59%	2%	—%	—%	—%	—%	61%

CDD
Biopharmaceutical and medical device companies	18%	—%	5%	4%	3%	9%	39%

Total revenues	77%	2%	5%	4%	3%	9%	100%

	For the Three Months Ended June 30, 2019
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	—%	—%	—%	8%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	58%	3%	—%	—%	—%	—%	61%

CDD
Biopharmaceutical and medical device companies	20%	—%	4%	5%	3%	7%	39%

Total revenues	78%	3%	4%	5%	3%	7%	100%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	For the Six Months Ended June 30, 2020
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	18%	1%	—%	—%	—%	—%	19%
Patients	7%	—%	—%	—%	—%	—%	7%
Medicare and Medicaid	7%	—%	—%	—%	—%	—%	7%
Third-party	25%	2%	—%	—%	—%	—%	27%
Total LCD revenues by payer	57%	3%	—%	—%	—%	—%	60%

CDD
Biopharmaceutical and medical device companies	19%	—%	5%	5%	3%	8%	40%

Total revenues	76%	3%	5%	5%	3%	8%	100%

	For the Six Months Ended June 30, 2019
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	—%	—%	—%	8%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	58%	3%	—%	—%	—%	—%	61%

CDD
Biopharmaceutical and medical device companies	20%	—%	4%	5%	3%	7%	39%

Total revenues	78%	3%	4%	5%	3%	7%	100%
Contract costs
CDD incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 5 years, depending on the business. For businesses that enter into primarily short-term contracts, the Company applies the practical expedient, which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
CDD incurs costs to fulfill contracts with customers, which are recoverable through the service fees in the contract. Contract fulfillment costs include software implementation costs and setup costs for certain market access solutions. These costs are recognized as assets and amortized over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. This period typically ranges from 2 to 5 years. Amortization of deferred contract fulfillment costs is included in cost of goods sold.

	June 30, 2020	December 31, 2019
Sales commission assets	$32.0	$28.6
Deferred contract fulfillment costs	13.3	14.9
Total	$45.3	$43.5

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Amortization related to sales commission assets and associated payroll taxes for the three months ended June 30, 2020, and 2019, was $5.5 and $5.1, respectively and for the six month periods ended June 30, 2020, and 2019, was $10.8 and $9.5, respectively. Amortization related to deferred contract fulfillment costs for the three months ended June 30, 2020, and 2019, was $2.3 and $1.9, respectively, and was $5.3 and $3.8, respectively, for the six month periods ended June 30, 2020, and 2019.
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

	June 30, 2020	December 31, 2019
Receivables, which are included in accounts receivable	$730.5	$771.1
Unbilled services	539.7	483.7
Unearned revenue	471.4	449.2
Revenues recognized during the period, that were included in the unearned revenue balance at the beginning of the period for the six months ended June 30, 2020, and June 30, 2019, were $102.2 and $161.6, respectively.
Credit Loss Rollforward
With the adoption of current expected credit loss standard in 2020, the Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the six months ended June 30, 2020, is as follows:

	For the Six Months Ended June 30, 2020
	Accounts Receivable	Unbilled Services	Note Receivable	Total
Allowance for credit losses as of December 31, 2019	$19.0	$2.3	$—	$21.3
Current expected credit losses opening balance impact on retained earnings	1.9	0.2	5.0	7.1
Plus, credit loss expense	9.1	1.9	5.0	16.0
Less, write offs	0.9	0.1	—	1.0
Ending allowance for credit losses	$29.1	$4.3	$10.0	$43.4
The note receivable is the floating note receivable due 2022 from the Envigo transaction which is recorded in Other assets, net.
During the six months ended June 30, 2020, the Company also recorded $23.3 of additional implicit price concessions as a result of anticipated collection challenges from the economic decline.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within CDD. The amount of existing performance obligations under such long-term contracts unsatisfied as of June 30, 2020, was $4,498.8. The Company expects to recognize approximately 31% of the remaining performance obligations as of June 30, 2020, as revenue over the next 12 months, and the balance thereafter. The Company's long-term contracts generally range from 1 to 8 years.
Within CDD, revenues of $13.7 and $48.4 were recognized during the six months ended June 30, 2020, and 2019, respectively, from performance obligations that were satisfied in previous periods. This revenue comes from adjustments related to changes in scope and estimates in full service clinical studies.

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
The final valuation of acquired assets and assumed liabilities in the transaction as of June 3, 2019, include the following:

Consideration Transferred
Cash consideration	$601.0
Fair value of CRP	110.0
Total	$711.0

	Preliminary June 30, 2019	Measurement Period Adjustments	Final June 30, 2020
Net Assets Acquired
Cash and cash equivalents	$15.1	$(3.8)	$11.3
Accounts receivable	16.5	(4.4)	12.1
Unbilled services	26.5	(0.9)	25.6
Inventories	4.5	—	4.5
Prepaid expenses and other	3.5	7.3	10.8
Property, plant and equipment (including ROU operating lease assets)	99.1	29.3	128.4
Deferred income taxes	25.5	(0.3)	25.2
Goodwill	432.2	(55.6)	376.6
Customer relationships	125.8	15.0	140.8
Trade name and trademarks	0.6	—	0.6
Other assets	9.9	—	9.9
Total assets acquired	759.2	(13.4)	745.8
Accounts payable	15.4	(0.2)	15.2
Accrued expenses and other	11.6	(1.2)	10.4
Unearned revenue	49.9	—	49.9
Operating lease liabilities	15.0	(15.0)	—
Other liabilities	66.3	3	69.3
Total liabilities acquired	158.2	(13.4)	144.8
Net Envigo assets acquired	601.0	$—	$601.0
Floating rate secured note receivable due 2022	110.0
Total	$711.0
The final purchase consideration for Envigo has been allocated to the estimated fair market value of the net assets acquired, including approximately $141.4 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $376.6. The amortization period for intangible assets acquired is 11 years for customer relationships.
During the six months ended June 30, 2020, the Company recorded a $5.0 charge for the estimated credit loss related to the CDD floating rate secured note receivable due 2022 from Envigo.
During the six months ended June 30, 2020, the Company acquired a business and related assets for approximately $17.3 in cash (including contingent consideration of $6.0 and net of cash acquired). The purchase consideration for this acquisition has been allocated to the estimated fair market value of the net assets acquired, including approximately $9.2 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $8.1. This acquisition was made primarily to expand its specialty testing.
During the six months ended June 30, 2019, the Company acquired various businesses and related assets for approximately $117.7 in cash (net of cash acquired). The purchase consideration for all acquisitions in the six months ended June 30, 2019, has been allocated to the estimated fair market value of the net assets acquired, including approximately $90.7 in identifiable intangible assets and a residual amount of non-tax deductible goodwill for approximately $53.8. The amortization periods for intangible assets acquired from these businesses range from 11 to 15 years for customer relationships. These acquisitions were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the Company's CRO services. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses' workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Unaudited Pro Forma Information
Had the Company's total 2019 and 2020 acquisitions been completed as of January 1, 2019, the Company's pro forma results would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,770.7	$2,941.0	$5,596.7	$5,775.9
Net earnings attributable to Laboratory Corporation of America Holdings	$231.8	$194.3	$(84.9)	$382.6
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
The following represents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020			2019
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings (Loss)	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) per share:
Net earnings (loss)	$231.6	97.3	$2.38	$190.4	98.1	$1.94	$(85.6)	97.2	$(0.88)	$376.0	98.4	$3.82
Dilutive effect of employee stock options and awards	—	0.4		—	0.7		—	—		—	0.7
Net earnings (loss) including impact of dilutive adjustments (a)	$231.6	97.7	$2.37	$190.4	98.8	$1.93	$(85.6)	97.2	$(0.88)	$376.0	99.1	$3.79
(a) Due to the Company's net loss for the six months ended June 30, 2020, diluted earnings (loss) per share is the same as basic earnings (loss) per share.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee stock options and awards	0.8	0.2	1.3	0.2
5.   RESTRUCTURING AND OTHER CHARGES
During the six months ended June 30, 2020, the Company recorded net restructuring and other charges of $31.8: $11.8 within LCD and $20.0 within CDD. The charges were comprised of $10.5 related to severance and other personnel costs, $8.0 for a CDD lab facility and equipment impairments, and $20.0 in facility closures, impairment of operating lease right-of use assets and general integration activities. The charges were offset by the reversal of previously established liability of $1.0 and $5.7 in unused severance costs and facility-related costs, respectively.
During the six months ended June 30, 2019, the Company recorded net restructuring and other charges of $34.2: $16.1 within LCD and $18.1 within CDD. The charges were comprised of $20.3 related to severance and other personnel costs and $13.5 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were increased by the adjustment of previously established reserves of $0.4 in severance reserves.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Facility Costs	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2019	$0.5	$2.7	$5.5	$4.7	$13.4
Restructuring charges	2.7	3.5	7.8	6.4	20.4
Adjustments to prior restructuring accruals	(0.1)	(0.4)	(0.9)	(5.3)	(6.7)
Impairment of lab facility and equipment	—	—	—	8.0	8.0
Impairment of operating lease right-of-use asset	—	6.1	—	4.0	10.1
Cash payments and other adjustments	(3.0)	(9.9)	(3.8)	(15.5)	(32.2)
Balance as of June 30, 2020	$0.1	$2.0	$8.6	$2.3	$13.0
Current					$9.4
Non-current					3.6
					$13.0
6.   GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2020, are as follows:

	LCD	CDD	Total
Balance as of January 1, 2020	$3,721.5	$4,143.5	$7,865.0
Goodwill acquired during the period	8.1	—	8.1
Impairment	(3.7)	(418.7)	(422.4)
Foreign currency impact and other adjustments to goodwill	6.4	(34.4)	(28.0)
Balance as of June 30, 2020	$3,732.3	$3,690.4	$7,422.7
The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based upon the revised forecasted revenues and operating income following the declaration of the COVID-19 global pandemic, management concluded there was a triggering event and updated its annual 2019 goodwill impairment testing as of March 31, 2020, for its CDD reporting units, including one where the 2019 fair value exceeded carrying value by approximately 10%, and its LCD reporting units. Based on the quantitative impairment assessment, the Company concluded that the fair value was less than carrying value for two of its reporting units and recorded a goodwill impairment of $418.7 for the CDD segment and $3.7 for LCD segment.
The Company utilized a combination of income and market approaches to determine the fair value of the CDD reporting units. Based upon the results of the quantitative assessments, the Company concluded that the fair value was less than its carrying value for one of the CDD reporting units. A non-cash charge of $418.7 was recognized and included in goodwill and other asset impairments on the Consolidated Statement of Operations to reduce the carrying amount of goodwill for the CDD reporting unit to fair value. Following the impairment charge, the carrying value of goodwill for this reporting unit is $1,560.5. The other CDD reporting unit evaluated indicated a fair value that exceeded carrying value by less than 10%. Management notes that a 1% change in the discount rate in the March 31, 2020, analysis would reduce the headroom to approximately 2.0%. Goodwill for this reporting unit as of June 30, 2020 is $628.5.
The Company utilized the income approach to determine the fair value of the LCD reporting units. Based upon the results of the quantitative assessments, the Company concluded the fair value of one of the reporting units was less than its carrying value. A non-cash charge of $3.7 was recognized and included in goodwill and other asset impairments on the Consolidated Statement of Operations to reduce the carrying amount of goodwill for this LCD reporting unit to zero. The other LCD reporting unit evaluated indicated a fair value that exceeded carrying value by less than 10.0%. Management notes that a 1% change in the discount rate in the March 31, 2020, analysis would cause the fair value to be less than carrying value and would result in an impairment of approximately $40.0. Goodwill and indefinite-lived intangibles of Canadian licenses for this reporting unit as of June 30, 2020 were $84.4 and $459.7, respectively.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of this business could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
factors could reasonably be expected to unfavorably impact existing assumptions: primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. In addition, given the ongoing and rapidly changing nature of the COVID-19 pandemic, there is significant uncertainty regarding the duration and severity of the pandemic as well as any future government restrictions, which may unfavorably impact existing assumptions. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance.
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
The components of identifiable intangible assets are as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,424.3	$(1,419.9)	$3,004.4	$4,441.7	$(1,329.5)	$3,112.2
Patents, licenses and technology	449.0	(245.5)	203.5	453.6	(235.7)	217.9
Non-compete agreements	96.2	(65.0)	31.2	90.9	(60.5)	30.4
Trade name	408.1	(234.3)	173.8	408.2	(219.9)	188.3
Land use right	10.8	(6.2)	4.6	10.9	(5.5)	5.4
Canadian licenses	459.7	—	459.7	480.3	—	480.3
	$5,848.1	$(1,970.9)	$3,877.2	$5,885.6	$(1,851.1)	$4,034.5
The Company recorded a non-cash charge of $2.7 for the impairment of a CDD tradename during the six months ended June 30, 2020.
Amortization of intangible assets for the three months ended June 30, 2020 and 2019, was $60.1 and $60.2, respectively and for the six months ended June 30, 2020 and 2019 was $122.4 and $117.3, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $118.2 for the remainder of fiscal 2020, $235.6 in fiscal 2021, $229.6 in fiscal 2022, $224.2 in fiscal 2023, $219.2 in fiscal 2024, and $2,311.1 thereafter.
7.  DEBT
Short-term borrowings and the current portion of long-term debt at June 30, 2020, and December 31, 2019, consisted of the following:

	June 30, 2020	December 31, 2019
4.625% senior notes due 2020	$414.6	$413.7
2019 Term Loan	375.0	—
Debt issuance costs	(1.0)	(0.7)
Current portion of note payable	2.2	2.2
Total short-term borrowings and current portion of long-term debt	$790.8	$415.2

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Long-term debt at June 30, 2020, and December 31, 2019, consisted of the following:

	June 30, 2020	December 31, 2019
3.20% senior notes due 2022	$500.0	$500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
4.70% senior notes due 2045	900.0	900.0
2.30% senior notes due 2024	400.0	400.0
2.95% senior notes due 2029	650.0	650.0
2019 Term Loan	—	375.0
Debt issuance costs	(39.8)	(42.2)
Note payable	6.4	7.0
Total long-term debt	$5,416.6	$5,789.8
Credit Facilities
On June 3, 2019, the Company entered into a new $850.0 2019 term loan facility that matures on June 3, 2021. The 2019 term loan facility accrues interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin ranging from 0.55% to 1.175%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.175%. The 2019 term loan balance at June 30, 2020 and December 31, 2019, was $375.0 and $375.0, respectively. As of June 30, 2020, the effective interest rate on the 2019 term loan was 0.98%.
The Company also maintains a senior revolving credit facility consisting of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.00% to 0.25%. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions and other investments. There were no balances outstanding on the Company's current revolving credit facility at June 30, 2020, and December 31, 2019. As of June 30, 2020, the effective interest rate on the revolving credit facility was 1.14%. The credit facility expires on September 15, 2022.
Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. In May 2020, the Company entered into amendments to its term loan facility and its revolving credit facility, in each case to, among other things, increase the maximum leverage ratio covenant to 5.0x debt to last twelve months EBITDA for each of the three periods ended June 30, September 30, and December 31, 2020, 4.5x for period ended March 31, 2021 and then reverts back to 4.0x. The Company was in compliance with all covenants in the term loan facility and the revolving credit facility at June 30, 2020 and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
The Company's availability of $997.0 at June 30, 2020, under its revolving credit facility reflects a reduction equivalent to the amount of the Company's outstanding letters of credit.
Liquidity
During the fourth quarter of 2020, $412.2 of the Company's senior notes mature. The Company has elected to redeem these notes in August 2020 at par using from available cash on hand and borrowings under its revolving credit facility.
At June 30, 2020, the Company had $557.0 of cash and $997.0 of available borrowings under its revolving credit facility, which does not mature until 2022, and the Company was in compliance with all of its debt covenants. In May 2020, in order to obtain increased financial covenant flexibility, the Company and its lenders entered into amendments to the term loan facility and the revolving credit facility to increase the maximum leverage ratio to 5.0x debt to last twelve months EBITDA for the three month periods ending June 30, September 30 and December 31, 2020 and 4.5x for the period ended March 31, 2021. The amendments also provide that during any period in which the Company's leverage ratio exceeds 4.5x debt to last twelve months

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
EBITDA (i) the Company will be prohibited from consummating share repurchases, subject to limited exceptions, (ii) borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.25% or a base rate plus a margin of 0.25%, (iii) the facility fee that the Company is required to pay on the aggregate commitments under the revolving credit facility will be 0.25% per annum, and (iv) borrowings under the term loan facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.175% or a base rate plus a margin of 0.175%.
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and the effects such impacts will have on the Company's liquidity.The significance of the impact on the Company’s business is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict.
8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2020 and December 31, 2019.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2019	97.2
Common stock issued under employee stock plans	0.6
Retirement of common stock	(0.5)
Common shares at June 30, 2020	97.3
Share Repurchase Program
At the end of 2019, the Company had outstanding authorization from the board of directors to purchase $900.0 of Company common stock. During three months ended March 31, 2020, the Company purchased 0.6 shares of its common stock. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. As of June 30, 2020, the Company had outstanding authorization from the board of directors to purchase up to $800.0 of the Company's common stock. The repurchase authorization has no expiration date; however, the Company temporarily suspended stock repurchases beginning in March 2020 due to the impact of the COVID-19 pandemic.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2019	$(285.4)	$(87.0)	$(372.4)
Current year adjustments	(80.5)	5.4	(75.1)
Tax effect of adjustments	—	(1.5)	(1.5)
Balance as of June 30, 2020	$(365.9)	$(83.1)	$(449.0)
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
The gross unrecognized income tax benefits were $40.4 and $31.7 at June 30, 2020 and December 31, 2019, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of June 30, 2020 and December 31, 2019, $40.4 and $31.7, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $8.2 and $5.5 as of June 30, 2020 and December 31, 2019, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2015. Substantially all material state and local and foreign income tax matters have been concluded through 2014 and 2010, respectively.
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
Prior to the Company's acquisition of Sequenom, Inc. (Sequenom) between August 15, 2016 and August 24, 2016, six putative class-action lawsuits were filed on behalf of purported Sequenom stockholders (captioned Malkoff v. Sequenom, Inc., et al., No. 16-cv-02054- JAH-BLM, Gupta v. Sequenom, Inc., et al., No. 16-cv-02084-JAH-KSC, Fruchter v. Sequenom, Inc., et al., No. 16-cv-02101- WQH-KSC, Asiatrade Development Ltd. v. Sequenom, Inc., et al., No. 16-cv-02113-AJB-JMA, Nunes v. Sequenom, Inc., et al., No. 16-cv-02128-AJB-MDD, and Cusumano v. Sequenom, Inc., et al., No. 16-cv-02134-LAB-JMA) in the U.S. District Court for the Southern District of California challenging the acquisition transaction. The complaints asserted claims against Sequenom and members of its board of directors (the Individual Defendants). The Nunes action also named the Company and Savoy Acquisition Corp. (Savoy), a wholly owned subsidiary of the Company, as defendants. The complaints alleged that the defendants violated Sections 14(e), 14(d)(4) and 20 of the Securities Exchange Act of 1934 by failing to disclose certain allegedly material information. In addition, the complaints in the Malkoff action, the Asiatrade action, and the Cusumano action alleged that the Individual Defendants breached their fiduciary duties to Sequenom shareholders. The actions sought, among other things, injunctive relief enjoining the merger. On August 30, 2016, the parties entered into a Memorandum of Understanding (MOU) in each of the above-referenced actions. On September 6, 2016, the Court entered an order consolidating for all pre-trial purposes the six individual actions described above under the caption In re Sequenom, Inc.

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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The Company was served with a shareholder derivative lawsuit, Raymond Eugenio, Derivatively on Behalf of Nominal Defendant, Laboratory Corporation of America Holdings v. Lance Berberian, et al., filed in the Court of Chancery of the State of Delaware on April 23, 2020. The complaint asserts derivative claims on the Company’s behalf against the Company’s board of directors and certain executive officers. The complaint generally alleges that the defendants failed to ensure that the Company utilized proper cybersecurity safeguards and failed to implement a sufficient response to data security incidents, including the AMCA Incident. The complaint asserts derivative claims for breach of fiduciary duty and seeks relief including damages, certain disclosures, and certain changes to the Company’s internal governance practices. On June 2, 2020, the Company filed a Motion to Stay the lawsuit due to its overlap with the multi-district litigation referenced above. On July 2, 2020, the Company filed a Motion to Dismiss. On July 14, 2020, the court entered an order staying the lawsuit pending the resolution of the multi-district litigation. The lawsuit will be vigorously defended.
Certain governmental entities have requested information from the Company related to the AMCA Incident. The Company received a request for information from the Office for Civil Rights (OCR) of the Department of Health and Human Services. On April 28, 2020, OCR notified the Company of the closure of its inquiry. The Company has also received requests from a multi-state group of state Attorneys General and is cooperating with these requests for information.
Three putative class action lawsuits related to California wage and hour laws have been served on the Company. On September 21, 2018, the Company was served with a putative class action lawsuit, Alma Haro v. Laboratory Corporation of America, et al., filed in the Superior Court of California, County of Los Angeles. On June 10, 2019, the Company was served with a putative class action lawsuit, Ignacio v. Laboratory Corporation of America, filed in Superior Court of California, County of Los Angeles. On July 1, 2019, the Company was served with a putative class action lawsuit, Jan v. Laboratory Corporation of America, filed in the Superior Court of California, County of Sacramento. All three cases were subsequently removed to the U.S. District Court for the Central District of California, and then consolidated for all pre-trial proceedings. In the lawsuits, Plaintiffs allege that employees were not properly paid overtime compensation, minimum wages, meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. The Plaintiffs assert these actions violate various California Labor Code provisions and constitute an unfair competition practice under California law. The lawsuits seek monetary damages, civil penalties, and recovery of attorney's fees and costs. The parties reached a tentative settlement resolving the claims for all three cases. The settlement is subject to Court approval. If the settlement is not approved, the Company will vigorously defend the lawsuits.
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company's touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney's fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs' Complaint and to Strike Class Allegations. The Company will vigorously defend the lawsuit.
On May 14, 2020, the Company was served with a putative class action lawsuit, Jose Bermejo v. Laboratory Corporation of America filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain non-exempt California-based employees were not properly compensated for driving time or properly paid wages upon termination of employment. The Plaintiff asserts these actions violate various California Labor Code provisions and Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. On June 15, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. On June 16, 2020, the Company was served with a Private Attorney General Act lawsuit by the same plaintiff in Jose Bermejo v. Laboratory Corporation of America, filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain Company practices violated California Labor Code penalty provisions related to unpaid and minimum wages, unpaid overtime, unpaid mean and rest break premiums, untimely payment of wages following separation of employment, failure to maintain accurate pay records, and non-reimbursement of business expenses. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. The Company will vigorously defend both lawsuits.

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
11.  PENSION AND POSTRETIREMENT PLANS
Retirement Plans
All employees eligible for the LCD defined-contribution retirement plan (LCD 401(k) Plan) receive a minimum 3% non-elective contribution (NEC) concurrent with each payroll period. Employees are not required to make a contribution to the LCD 401(k) Plan to receive the NEC. The NEC is non-forfeitable and vests immediately. The LCD 401(k) Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service. The Company incurred expense of $13.9 and $16.2 for the LCD 401(k) Plan during the three months ended June 30, 2020 and 2019 respectively, and $27.4 and $32.2 during the six months ended June 30, 2020 and 2019, respectively.
All of the CDD U.S. employees are eligible to participate in the CDD 401(k) Plan, which is available on a voluntary basis and features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions. The Company incurred expense of $20.3 and $17.9 for the Covance 401(k) plan during the three months ended June 30, 2020, and 2019, respectively, and $43.8 and $37.8 during the six months ended June 30, 2020 and 2019, respectively.
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
The Company Plan covers substantially all LCD employees employed prior to December 31, 2009. The benefits to be paid under the Company Plan are based on years of credited service through December 31, 2009, interest credits and average compensation. The Company's policy is to fund the Company Plan with at least the minimum amount required by applicable regulations.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost for administrative expenses	$1.3	$1.0	$2.6	$2.0
Interest cost on benefit obligation	2.8	3.5	5.6	7.0
Expected return on plan assets	(3.8)	(3.8)	(7.5)	(7.6)
Net amortization and deferral	2.2	2.6	4.8	5.2
Defined benefit plan costs	$2.5	$3.3	$5.5	$6.6
The service cost component of net periodic pension cost and net periodic post-retirement benefit cost is included in operating expenses with other employee compensation costs. The other components of net benefit cost, including amortization or prior service cost/credit and settlement and curtailment effects are included in other, net non-operating expenses. During the six months ended June 30, 2020, the Company made no contributions to the Company Plan. The related net pension obligation for the Company Plan and PEP was $92.7 and $93.4 as of June 30, 2020 and December 31, 2019, respectively.
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
The related net pension obligation for these plans inclusive of the U.K. Plans, German Plan, and the Envigo Plan, was $86.0 and $99.1 as of June 30, 2020 and December 31, 2019, respectively.
12.  FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2020, and December 31, 2019, is as follows:

			Fair Value Measurements as of
		Fair Value as of	June 30, 2020
	Balance Sheet		Using Fair Value Hierarchy
	Classification	June 30, 2020	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.2	$—	$15.2	$—
Cross currency swaps	Other assets, net	14.3	—	14.3	—
Interest rate swaps	Other assets, net	2.3	—	2.3	—
Cash surrender value of life insurance policies	Other assets, net	78.6	—	78.6	—
Deferred compensation liability	Other liabilities	76.8	—	76.8	—
Contingent consideration	Other liabilities	9.0	—	—	9.0

			Fair Value Measurements as of
		Fair Value as of	December 31, 2019
	Balance Sheet		Using Fair Value Hierarchy
	Classification	December 31, 2019	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.8	$—	$15.8	$—
Cross currency swaps	Other assets, net	3.2	—	3.2	—
Interest rate swaps	Other assets, net	1.5	—	1.5	—
Cash surrender value of life insurance policies	Other assets, net	80.2	—	80.2	—
Deferred compensation liability	Other liabilities	76.7	—	76.7	—
Investment in equity securities	Other current assets	9.1	9.1	—	—
Contingent consideration	Other liabilities	9.9	—	—	9.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2019	$9.9
Payments	(4.8)
Adjustments	(2.1)
Additions	6.0
Balance at June 30, 2020	$9.0
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the Senior Notes, based on market pricing, was approximately $6,433.0 and $6,140.6 as of June 30, 2020 and December 31, 2019, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
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
Interest Rate Swap
The Company is party to a fixed-to-variable interest rate swap agreement for its 4.625% senior notes which mature on November 15, 2020, with a notional amount of $300.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's debt. On July 17, 2020, notice was given to holders of the notes that the Company had elected to redeem the outstanding securities on August 17, 2020. The interest rate swap derivative financial instrument is accounted for as fair value hedge of the Senior Notes due 2020. These interest rate swaps are included in prepaid and other assets or liabilities, as applicable, and added to the value of the Senior Notes. As the specific terms and notional amount of the derivative financial instrument matches those of the fixed-rate debt being hedged, the derivative instrument is assumed to be a perfectly effective hedge and accordingly, there is no impact to the Company's Condensed Consolidated Statements of Operations. Cash flows from the interest rate swap are included in operating activities.

	Carrying amount of hedged liabilities as of		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities as of
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Balance Sheet Line Item in which Hedged Items are Included
Current portion, long term debt	$302.3	$301.5	$2.3	$1.5
Cross Currency Swap
During the fourth quarter of 2018, the Company entered into six U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps maturing in 2022 and 2025 are included in other long-term assets as of June 30, 2020. Changes in the fair value of the cross-currency swaps are recorded as a component of the foreign currency translation adjustment in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps is $(8.8) and $11.1 for the three and six months ended June 30, 2020, and was recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Condensed Consolidated Statement of Comprehensive Earnings to the Condensed Consolidated Statement of Operations during the three months or six months ended June 30, 2020.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		June 30, 2020			December 31, 2019
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Prepaid expenses and other/Other liabilities	$2.3	$—	$300.0	$1.5	$—	$300.0
Cross currency swaps	Other assets, net or Other liabilities	$14.3	$—	$600.0	$3.2	$—	$600.0
The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging relationships:

	Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations		Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Interest rate swap contracts	$(0.9)	$4.3	$—	$—	$0.9	$6.8	$—	$—
Cross currency swaps	$(8.8)	$(7.8)	$—	$—	$11.1	$4.0	$—	$—
No gains or losses from derivative instruments classified as hedging instruments have been recognized into income for the three and six months ended June 30, 2020 and 2019.
14.  SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2020	2019
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$111.5	$123.8
Income taxes, net of refunds	15.1	119.6
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	—	7.2
Change in accrued property, plant and equipment	(17.1)	(12.5)
Floating rate secured note receivable due 2022 from the sale of CRP	—	110.0
15.  BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2020 and 2019. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
LCD	$1,692.7	$1,760.9	$3,394.7	$3,482.9
CDD	1,093.7	1,126.3	2,237.5	2,201.0
Intercompany eliminations and other	(17.6)	(5.5)	(39.6)	(11.0)
Revenues	2,768.8	2,881.7	5,592.6	5,672.9

Operating earnings (loss):
LCD	281.3	312.5	486.7	580.8
CDD	65.5	65.8	(273.2)	153.8
General corporate expenses	(49.1)	(42.6)	(108.4)	(80.7)
Total operating income	297.7	335.7	105.1	653.9
Non-operating expenses, net	(0.7)	(65.7)	(75.8)	(129.2)
Earnings before income taxes	297.0	270.0	29.3	524.7
Provision for income taxes	65.4	79.3	114.6	148.1
Net earnings (loss)	231.6	190.7	(85.3)	376.6
Less net income attributable to noncontrolling interests	—	(0.3)	(0.3)	(0.6)
Net income (loss) attributable to Laboratory Corporation of America Holdings	$231.6	$190.4	$(85.6)	$376.0
16.  SUBSEQUENT EVENTS
In July 2020, the Company acquired two businesses and related assets for approximately $200.0 in cash (net of cash acquired). These acquisitions will be included in both the LCD and CDD segments and were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the Company's services.
On July 17, 2020, notice was given to holders of $412.2 of the Company’s senior notes, due November 15, 2020, that the Company had elected to redeem the outstanding securities on August 17, 2020 at par. The Company will repay the notes with available cash on hand and borrowings under its revolving credit facility.

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

INDEX

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

INDEX

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
45. global economic conditions and government and regulatory changes, including, but not limited to the U.K.'s exit from the European Union; and
46.  effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, and liquidity, and the actions the Company, or governments, have taken or may take in response, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic, including the availability and accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19.

INDEX

  Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.
GENERAL (dollars in millions, except per share data)

Revenues for the six months ended June 30, 2020 were $5,592.6, a decrease of (1.4)% from $5,672.9 during the six months ended June 30, 2019. The decrease in revenues was due to a 3.6% decline of organic revenue, 0.4% from the disposition of a business, and 0.1% from unfavorable foreign currency translation, partially offset by 2.6% from acquisitions. The 3.6% decline of organic revenue was due to the pandemic, which reduced the Company's organic Base Business by 11.7%, partially offset by 8.1% from COVID-19 related business. Base Business includes the Company's business operations except for molecular and serology COVID-19 testing (COVID-19 Testing). The decline in the organic Base Business includes the negative impact from PAMA of 0.6%.
In March 2020, COVID-19 was declared a pandemic. COVID-19 has had and continues to have an extensive impact on the global health and economic environments. Given the continued unpredictability of the COVID-19 pandemic and the corresponding government restrictions and customer behavior, there are a wide-range of feasible financial results for 2020. While the Company's Base Business continues to be negatively impacted by the COVID-19 pandemic, the Company's outlook has improved across the enterprise.
In LCD, demand for its Base Business continues to be below the Company's historical levels; however, the Company's Base Business has been steadily recovering from its trough in April, while at the same time COVID-19 Testing continues to grow. To date, the Company has performed more than 9.2 million molecular and 2.2 million antibody COVID-19 tests and has a current capacity of 180,000 molecular and 300,000 antibody tests per day. The Company continues to increase capacity across multiple platforms for its COVID-19 Testing subject to the availability of equipment and testing supplies and key personnel.
In CDD, while the pandemic is expected to continue to negatively impact its business, this impact is expected to subside throughout the year as CDD continues to work on projects supporting global vaccine and treatment development, with additional support from COVID-19 Testing.
As a result of the impact of COVID-19, during the six months ended June 30, 2020, the Company recorded goodwill and other asset impairment charges of $437.4, $426.4 within CDD and $11.0 within LCD, all of which were recorded in the three months ended March 31, 2020. See Note 6 Goodwill and Intangible Assets for discussion of goodwill and intangible asset impairments and Note 2 Revenue for the discussion of credit losses and additional price concessions. The Company also wrote-off or wrote down certain of the Company's investments by $25.4 due to the impact of COVID-19, $7.1 included in Equity method earnings (loss), net (recorded in the three months ended March 31, 2020), and $18.3 included in Other, net ($13.1 recorded during the three months ended March 31, 2020 and $5.2 recorded during the three months ended June 30, 2020).
The Company instituted numerous actions to help mitigate the financial impact from the COVID-19 pandemic, which included furloughs, reduced hours, and the suspension of discretionary merit adjustments and 401(k) plan contributions in the United States (U.S.). In response to its improved outlook, the Company has been rapidly resuming regular work schedules and is proceeding with merit adjustments and will retroactively reinstate 401(k) plan contributions in the U.S.
In April 2020, the Company received cash payments of approximately $55.9 from the Public Health and Social Services Emergency Fund for provider relief (Relief Fund) that was appropriated by Congress to the Department of Health and Human Services (HHS) in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Upon receiving and satisfying the terms and conditions associated with the distributed funds, the Company accounted for the transaction by applying the guidance in ASC 450-30 Gain Contingencies, and recorded these funds in Other, net non-operating income in the Consolidated Statement of Operations as of June 30, 2020.
On July 30, the Company announced plans to create a program to offer total antibody testing at no charge through the patient’s doctor in support of increased blood plasma donations for use as a possible COVID-19 treatment. The Company is working with public health authorities and the provider community on the details of the three-month program and is evaluating the impact this program will have on the consolidated financial statements.
There remains significant uncertainty regarding the duration and severity of the pandemic and its impact on the Company’s business, results of operations and financial position for the balance of 2020 and beyond. For more information regarding the risks associated with COVID-19 and its impact on the Company’s business, see Risk Factors in Part II - Item 1A.

INDEX

RESULTS OF OPERATIONS (dollars in millions)

Three months ended June 30, 2020, compared with three months ended June 30, 2019
Revenues

	Three Months Ended June 30,
	2020	2019	Change
LCD	$1,692.7	$1,760.9	(3.9)%
CDD	1,093.7	1,126.3	(2.9)%
Intercompany eliminations and other	(17.6)	(5.5)	220.0%
Total	$2,768.8	$2,881.7	(3.9)%
The decrease in revenues for the three months ended June 30, 2020, as compared with the corresponding period in 2019 was 3.9%. The decrease in revenue was due to a 5.4% decline of organic revenue, 0.3% from the disposition of a business, and 0.1% from unfavorable foreign currency translation, partially offset by 1.9% from acquisitions. The 5.4% decline of organic revenue was due to the pandemic, which reduced the Company's organic Base Business by 20.9%, partially offset by COVID-19 Testing of 15.4%. The decline in organic Base Business includes the lower Medicare and Medicaid pricing as a result of PAMA of 0.5%.
LCD revenues for the quarter were $1,692.7, a decrease of 3.9% compared to revenues of $1,760.9 in the second quarter of 2019. The decrease in revenues was primarily due to a 4.9% decline in organic revenue and 0.1% from unfavorable foreign currency translation, partially offset by 1.1% from acquisitions. The 4.9% organic revenue decline includes a 30.1% decline of the organic Base Business (due to the pandemic), partially offset by 25.2% from COVID-19 Testing. The 30.1% decline of the organic Base Business includes a 0.8% negative impact from PAMA and a 1.2% reduction due to the September 2019 nonrenewal of the BeaconLBS - UnitedHealthcare contract pertaining to the Florida market.

Total volume (measured by requisitions) decreased by 19.5% as organic volume declined by 20.7%, partially offset by acquisition volume of 1.2%. The decline in organic volume includes a 35.3% reduction of organic Base Business (due to the pandemic), partially offset by increased demand for COVID-19 Testing of 14.6%. The organic Base Business volumes continued to improve throughout the quarter with daily volume in June averaging approximately 17.0% below June volume in 2019. At the same time, demand for COVID-19 Testing continues to increase, contributing approximately 23.0% to total volume in June. While total volume declined 19.5%, price/mix increased by 15.6% due to COVID-19 Testing of 10.7% and the Base Business of 4.9%. The Base Business price includes the negative impact from PAMA of 0.8% and the non-renewal of the BeaconLBS contract of 1.2%.
CDD revenues for the second quarter were $1,093.7, a decrease of 2.9% over revenues of $1,126.3 in the second quarter of 2019. The decrease in revenues was primarily due to a 5.2% decline in organic revenue, 0.7% from the disposition of a business, and 0.1% from unfavorable foreign currency translation, partially offset by 3.1% benefit from an acquisition. The decline in organic revenue was primarily due to the negative impact from the pandemic, partially offset by a 1.1% increase from COVID-19 molecular testing through its Central Laboratories business. The pandemic continues to cause delays in clinical trial progression and associated testing, reductions in investigator site access, as well as interruptions to the supply chain particularly impacting the nonclinical business unit.
Cost of Revenues

	Three Months Ended June 30,
	2020	2019	Change
Cost of revenues	$2,008.3	$2,056.9	(2.4)%
Cost of revenues as a % of revenues	72.5%	71.4%
Cost of revenues decreased 2.4% during the three months ended June 30, 2020, as compared with the corresponding period in 2019. Cost of revenues as a percentage of revenues during the three months ended June 30, 2020, increased to 72.5% as compared to 71.4% in the corresponding period in 2019. This increase was primarily due to the impact of COVID-19, higher personnel costs (primarily driven by merit increases), and PAMA, partially offset by LaunchPad savings.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	Change
Selling, general and administrative expenses	$396.3	$415.3	(4.6)%
Selling, general and administrative expenses as a % of revenues	14.3%	14.4%

INDEX

During the three months ended June 30, 2020, the Company incurred $4.6 of acquisition and divestiture related costs and $7.8 in management transition costs. In addition, the Company recorded $0.2 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $1.8 related to miscellaneous other items. These charges were offset by insurance proceeds of $10.0 related to the 2018 ransomware attack. These items increased selling, general and administrative expenses by $7.7.
During the three months ended June 30, 2019, the Company incurred $33.2 in acquisition and divestiture costs, $1.5 in management transition costs and $0.1 in costs related to the 2018 ransomware attack. In addition, the Company recorded $2.6 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $37.4.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 14.0% and 13.1% during each of the three months ended June 30, 2020, and 2019, respectively.
Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2020	2019	Change
LCD	$25.3	$25.6	(1.2)%
CDD	34.8	34.6	0.6%
Total amortization of intangibles and other assets	$60.1	$60.2	(0.2)%
The decrease in amortization of intangibles and other assets within LCD primarily reflects the impact of acquisitions occurring after June 30, 2019, net of Amortization of intangible assets within CDD increased primarily due to the impact of acquisitions occurring after June 30, 2019.
Restructuring and Other Special Charges

	Three Months Ended June 30,
	2020	2019	Change
Restructuring and other charges	$6.4	$13.6	(52.9)%
During the three months ended June 30, 2020, the Company recorded net restructuring and other charges of $6.4: $3.7 within LCD and $2.7 within CDD. The charges were comprised of $5.4 related to severance and other personnel costs, $3.3 for a CDD lab facility and equipment impairment, and $4.2 in facility closures, impairment of operating lease right-of use assets and general integration activities. The charges were offset by the reversal of previously established liability of $1.0 and $5.5 in unused severance costs and facility-related costs, respectively.
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
Interest Expense

	Three Months Ended June 30,
	2020	2019	Change
Interest expense	$(52.7)	$(59.1)	(10.8)%
The decrease in interest expense for the three months ended June 30, 2020, as compared with the corresponding period in 2019, is primarily due to a lower outstanding balance on term loans, lower variable interest rates, the repayment of the 2.625% senior notes and a portion of the 4.625% senior notes in 2019, partially offset by the issuance of $1,050.0 in debt securities in November 2019.
Equity Method Income

	Three Months Ended June 30,
	2020	2019	Change
Equity method income, net	$1.8	$2.5	(28.0)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The

INDEX

decrease in income for the three months ended June 30, 2020, as compared with the corresponding period in 2019, was primarily due to decreased profitability of the Company's joint ventures.
Other, net

	Three Months Ended June 30,
	2020	2019	Change
Other, net	$47.7	$(10.5)	(554.3)%
 The change in other, net for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, is primarily due to $55.9 of funding from the Relief Fund that was appropriated by Congress to the HHS in the CARES Act. This funding was partially offset by the $5.2 write-off or write down of certain of the Company's investments primarily due to the negative impact of the COVID-19 global pandemic. In addition, foreign currency transaction losses of $1.7 were recognized for the three months ended June 30, 2020 and losses of $3.2 were recognized in the corresponding period of 2019.
Income Tax Expense

	Three Months Ended June 30,
	2020	2019	Change
Income tax expense	$65.4	$79.3	(17.5)%
Income tax expense as a % of earnings before income taxes	22.0%	29.4%

The 2020 tax rate was favorable to the 2019 tax rate due to the mix of earnings inclusive of federal, state, and foreign changes.
Operating Income by Segment

	Three Months Ended June 30,
	2020	2019	Change
LCD operating income	$281.3	$312.5	(10.0)%
LCD operating margin	16.6%	17.7%	(1.1)%
CDD operating income	65.5	65.8	(0.5)%
CDD operating margin	6.0%	5.9%	0.1%
General corporate expenses	(49.1)	(42.6)	15.3%
Total operating income	$297.7	$335.7	(11.3)%
LCD operating income was $281.3 for the three months ended June 30, 2020, a decrease of 10.0% over operating income of $312.5 in the corresponding period of 2019, and LCD operating margin decreased 1.1% basis points year-over-year.The decrease was primarily due to the reduction in the Base Business (primarily due to the pandemic) and higher personnel costs, partially offset by the increase in COVID-19 Testing and LaunchPad savings. The Company remains on track to deliver approximately $200.0 of net savings from its three-year LCD's LaunchPad initiative by the end of 2021.
CDD operating income was $65.5 for the three months ended June 30, 2020, a decrease over operating income of $65.8 in the corresponding period of 2019. The decrease was primarily due to the negative impact from the pandemic and higher personnel costs, partially offset by molecular COVID-19 testing and LaunchPad savings. The Company remains on track to deliver approximately $150.0 of net savings from its three-year CDD's LaunchPad initiative by the end of 2020.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $49.1 for the three months ended June 30, 2020, an increase of 15.3% over corporate expenses of $42.6 in the corresponding period of 2019. The increase in corporate expenses in 2020 is primarily due to higher personnel costs, including executive transition costs.
Six months ended June 30, 2020, compared with six months ended June 30, 2019
Revenues

	Six Months Ended June 30,
	2020	2019	Change
LCD	$3,394.7	$3,482.9	(2.5)%
CDD	2,237.5	2,201.0	1.7%
Intercompany eliminations and other	(39.6)	(11.0)	260.0%
Total	$5,592.6	$5,672.9	(1.4)%

INDEX

Revenues for the six months ended June 30, 2020 were $5,592.6, a decrease of (1.4)% from $5,672.9 during the six months ended June 30, 2019. The decrease in revenues was due to a 3.6% decline of organic revenue, 0.4% from the disposition of a business, and 0.1% from unfavorable foreign currency translation, partially offset by 2.6% from acquisitions. The 3.6% decline of organic revenue was due to a 11.7% decline in the Company's organic Base Business (as a result of the pandemic), partially offset by 8.1% from COVID-19 related business. The decline in the organic Base Business includes the negative impact from PAMA of 0.6%.
LCD revenues for the six months ended June 30, 2020 were $3,394.7, a decrease of 2.5% compared to revenues of $3,482.9 for the six months ended June 30, 2019. The decrease in revenue was due to a 3.9% decline in organic revenue, partially offset by 1.4% from acquisitions. The 3.9% decline in organic revenue,was due to a 17.1% decline of the organic Base Business (due to the pandemic), partially offset by 13.2% from COVID-19 Testing. The 17.1% decline of organic Base Business includes a 1.0% negative impact from PAMA and a 1.2% reduction due to the September 2019 nonrenewal of the BeaconLBS - UnitedHealthcare contract pertaining to the Florida market.
Total volume (measured by requisitions) decreased by 12.0% as organic volume declined by 13.4%, partially offset by acquisition volume of 1.4%. The decline in organic volume includes a 21.0% reduction of organic Base Business (due to the pandemic), partially offset by increased demand for COVID-19 Testing of 7.6%. The organic Base Business volumes continued to improve throughout the second quarter with daily volume in June averaging approximately 17.0% below June volume in 2019. At the same time, demand for COVID-19 Testing continues to increase, contributing approximately 23.0% to total volume in June. While total volume declined 12.0%, price/mix increased by 9.4% due to COVID-19 Testing of 5.5% and Base Business of 3.9%. The Base Business price includes the negative impact from PAMA of 1.0% and the non-renewal of the BeaconLBS contract of 1.2%.
CDD revenues for six months ended June 30, 2020 were $2,237.5, an increase of 1.7% over revenues of $2,201.0 for the six months ended June 30, 2019. The increase in revenue was primarily due to the benefit of acquisitions of 4.6%, partially offset by a decline in organic revenue 1.9% and disposition of a business of 1.0%. The decline in organic revenue was primarily due to the negative impact from the pandemic, partially offset by a 0.6% increase from COVID-19 molecular testing through its Central Laboratories business. The pandemic continues to cause delays in clinical trial progression and associated testing, reductions in investigator site access, as well as interruptions to the supply chain particularly impacting the nonclinical business unit.
Cost of Revenues

	Six Months Ended June 30,
	2020	2019	Change
Cost of revenues	$4,104.1	$4,058.4	1.1%
Cost of revenues as a % of revenues	73.4%	71.5%
Cost of revenues increased 1.1% during the six months ended June 30, 2020, as compared with the corresponding period in 2019. Cost of revenues as a percentage of revenues during the six months ended June 30, 2020, increased to 73.4% as compared to 71.5% in the corresponding period in 2019. This increase was primarily due to the impact of COVID-19, higher personnel costs (primarily driven by merit increases and one additional payroll day that predominantly impacted LCD), and PAMA, partially offset by LaunchPad savings.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019	Change
Selling, general and administrative expenses	$791.8	$809.1	(2.1)%
Selling, general and administrative expenses as a % of revenues	14.2%	14.3%
During the six months ended June 30, 2020, the Company incurred $13.0 of acquisition and divestiture related costs and $10.6 in management transition costs. In addition, the Company recorded $1.1 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $1.2 related to miscellaneous other items.These charges were offset by insurance proceeds of $10.0 related to the 2018 ransomware attack. These items increased selling, general and administrative expenses by $19.6.
During the six months ended June 30, 2019, the Company incurred $44.3 in acquisition and divestiture costs, $2.9 in consulting expenses relating to fees incurred as part of its integration and management transition costs and $0.7 in costs related to the 2018 ransomware attack. In addition, the Company recorded $5.0 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative. These items increased selling, general and administrative expenses by $52.9.

INDEX

Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.8% and 13.3% during each of the six months ended June 30, 2020, and 2019, respectively.
Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2020	2019	Change
LCD	$51.4	$50.3	2.2%
CDD	71.0	67.0	6.0%
Total amortization of intangibles and other assets	$122.4	$117.3	4.3%
The increase in amortization of intangibles and other assets within LCD primarily reflects the impact of acquisitions occurring after June 30, 2019. Amortization of intangible assets within CDD increased primarily due to the impact of acquisitions occurring after June 30, 2019.
Goodwill and Other Asset Impairments

	Six Months Ended June 30,
	2020	2019	Change
Goodwill and other asset impairments	$437.4	$—	N/A
During the six months ended June 30, 2020 , the Company recorded goodwill and other asset impairment charges of $437.4, $426.4 within CDD and $11.0 within LCD, representing 3.9% of the Company's total goodwill and intangible assets. The Company concluded that the fair value was less than carrying value for two of its reporting units and recorded goodwill impairment of $418.7 in the CDD segment and $3.7 in the LCD segment. The Company also recorded a charge of $2.7 for the impairment of a CDD tradename, $7.3 for LCD software, and $5.0 for the impairment of the CDD floating rate secured note receivable due 2022.
Restructuring and Other Special Charges

	Six Months Ended June 30,
	2020	2019	Change
Restructuring and other charges	$31.8	$34.2	(7.0)%
During the six months ended June 30, 2020, the Company recorded net restructuring and other charges of $31.8: $11.8 within LCD and $20.0 within CDD. The charges were comprised of $10.5 related to severance and other personnel costs, $8.0 for a CDD lab facility impairment, and $20.0 in facility closures, impairment of operating lease right-of use assets and general integration activities. The charges were offset by the reversal of previously established liability of $1.0 and $5.7 in unused severance costs and facility-related costs, respectively.
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
Interest Expense

	Six Months Ended June 30,
	2020	2019	Change
Interest expense	$(107.7)	(115.8)	(7.0)%
The decrease in interest expense for the six months ended June 30, 2020, as compared with the corresponding period in 2019, is primarily due to a lower outstanding balance on term loans, lower variable interest rates, the repayment of the 2.625% senior notes and a portion of the 4.625% senior notes in 2019, partially offset by the issuance of $1,050.0 in debt securities in November 2019.
Equity Method Income

	Six Months Ended June 30,
	2020	2019	Change
Equity method income, net	$(4.8)	$5.5	(187.3)%

INDEX

 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income for the six months ended June 30, 2020, as compared with the corresponding period in 2019, was primarily due to the impairment of an equity method investment and decreased profitability of the Company's joint ventures.
Other, net

	Six Months Ended June 30,
	2020	2019	Change
Other, net	$31.6	$(20.9)	(251.2)%
 The change in other, net for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, is primarily due to the $55.9 funding from the Relief Fund that was appropriated by Congress to the HHS in the CARES Act. This funding was partially offset by the $18.3 write-off or write down of certain of the Company's investments primarily due to the negative impact of the COVID-19 global pandemic. In addition, foreign currency transaction losses of $4.5 were recognized for the six months ended June 30, 2020 and losses of $7.8 were recognized in the corresponding period of 2019.
Income Tax Expense

	Six Months Ended June 30,
	2020	2019	Change
Income tax expense	$114.6	$148.1	(22.6)%
Income tax expense as a % of earnings before income taxes	391.1%	28.2%
The 2020 tax rate was unfavorable to the 2019 tax rate due to impairment charges for which either no tax benefit was recorded (as they were not deductible) or the associated tax assets required a full valuation allowance.

	Six Months Ended June 30,
	2020	2019	Change
LCD operating income	$486.7	$580.8	(16.2)%
LCD operating margin	14.3%	16.7%	(2.4)%
CDD operating income	(273.2)	153.8	(277.6)%
CDD operating margin	(12.2)%	7.0%	(19.2)%
General corporate expenses	(108.4)	(80.7)	34.3%
Total operating income	$105.1	$653.9	(83.9)%
LCD operating income was $486.7 for the six months ended June 30, 2020, a decrease of 16.2% over operating income of $580.8 in the corresponding period of 2019, and LCD operating margin decreased (2.4)% basis points year-over-year. The decrease in operating income and margin were primarily due to the reduction in Base Business (primarily due to the pandemic) and higher personnel costs, partially offset by the increase in COVID-19 Testing and LaunchPad savings. The Company remains on track to deliver approximately $200.0 of net savings from its three-year, phase II of LCD's LaunchPad initiative by the end of 2021.
CDD operating loss was $(273.2) for the six months ended June 30, 2020, a decrease over operating income of $153.8 in the corresponding period of 2019. The decrease in operating income and margin was primarily due to the negative impact of COVID-19, specifically goodwill and other asset impairments of $426.4, and higher personnel costs, partially offset by organic demand, acquisitions, and LaunchPad savings. The Company is on track to deliver $150.0 of net savings from its three-year CDD LaunchPad initiative by the end of 2020.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $108.4 for the six months ended June 30, 2020, an increase of 34.3% over corporate expenses of $80.7 in the corresponding period of 2019. The increase in corporate expenses in 2020 is primarily due to higher personnel costs, including executive transition costs, and COVID-19 related expenses.
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

INDEX

In summary, the Company's cash flows were as follows for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$574.5	$419.3
Net cash used for investing activities	(230.0)	(891.3)
Net cash used for financing activities	(119.7)	311.7
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(1.1)
Net (decrease) increase in cash and cash equivalents	$219.5	$(161.4)
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2020 and 2019, totaled $557.0 and $265.4, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the six months ended June 30, 2020, the Company's operations provided $574.5 of cash as compared to $419.3 during the same period in 2019. The $155.2 increase in cash provided from operations in 2020 as compared with the corresponding 2019 period is primarily due to higher cash earnings partially offset by higher working capital. For the first six months of 2020, cash earnings included the $55.9 CARES Act funding and benefited from income and payroll tax deferrals, while working capital was negatively impacted by an increase in COVID-19 related testing supplies inventory and accounts receivable. The COVID-19 pandemic has created uncertainty about the Company's near-term operating cash flows. Based on current expectations of the impact of COVID-19, the Company expects to continue to generate positive cash flows from operating activities, however, should the COVID-19 impact worsen or last longer than anticipated, the Company may see a significant decline in cash flows from operating activities. For more information regarding the risks associated with the COVID-19 and its impact on the Company's business, see Risk Factors in Part II - Item IA.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2020, was $230.0 as compared to net cash used for investing activities of $891.3 for the six months ended June 30, 2019. The change in cash used for investing activities was primarily due to a decrease in business acquisitions during the six months ended June 30, 2020. Capital expenditures were $205.1 and $179.4 for the six months ended June 30, 2020, and 2019, respectively.
Financing Activities
Net cash used for financing activities for the six months ended June 30, 2020, was $119.7 compared to net cash provided by financing activities of $311.7 for the six months ended June 30, 2019. The change in cash flows from financing activities for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, were primarily due to net financing proceeds from the term loan and revolving credit facilities in 2019 of $635.0 offset by $200.0 more in share repurchases in 2019.
The Company's revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions.
Under the Company's term loan credit facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facility and the revolving credit facility at June 30, 2020 and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
During the fourth quarter of 2020, $412.2 of the Company's senior notes mature. The Company has elected to redeem these notes in August 2020 at par using available cash on hand and borrowings under its revolving credit facility.
At June 30, 2020 the Company had $557.0 of cash and $997.0 of available borrowings under its revolving credit facility, which does not mature until 2022. In May 2020, in order to obtain increased financial covenant flexibility, the Company and its lenders entered into amendments to the term loan facility and the revolving credit facility to increase the maximum leverage ratio to 5.0x debt to last twelve months EBITDA for the three month periods ending June 30, September 30 and December 31, 2020, 4.5x for period ended March 31, 2021 and then reverts back to 4.0x. The amendments also provide that during any period in which the Company's leverage ratio exceeds 4.5x debt to last twelve months EBITDA (i) the company will be prohibited from consummating share repurchases, subject to limited exceptions, (ii) borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.25% or a base

INDEX

rate plus a margin of 0.25%, (iii) the facility fee that the Company is required to pay on the aggregate commitments under the revolving credit facility will be 0.25% per annum, and (iv) borrowings under the term loan facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.175% or a base rate plus a margin of 0.175%.
The Company instituted numerous actions to help mitigate the financial impact from the COVID-19 pandemic, which included furloughs, reduced hours, and the suspension of discretionary merit adjustments and 401(k) plan contributions in the United States (U.S.). In response to its improved outlook, the Company has been rapidly resuming regular work schedules and is proceeding with merit adjustments and will retroactively reinstate 401(k) plan contributions in the U.S.
At the end of 2019, the Company had outstanding authorization from the board of directors to purchase up to $900.0 of Company common stock. As of June 30, 2020, the Company had outstanding authorization from the board of directors to purchase up to $800.0 of the Company's common stock. The repurchase authorization has no expiration date; however, the Company temporarily suspended stock repurchases beginning in March 2020 due to impact of the COVID-19 pandemic.
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
Foreign Currency Exchange Rates
Approximately 12.0% of the Company's revenues for the six months ended June 30, 2020, and approximately 12.5% of the Company's revenue for the six months ended June 30, 2019, were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the second quarter of 2020 and the year ended December 31, 2019, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the six months ended June 30, 2020 by approximately $2.6. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(80.5) and $47.2 at June 30, 2020 and 2019, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2020, the Company had 38 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through July 2020 with a notional value totaling approximately $612.5. At December 31, 2019, the Company had 34 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2020 with a notional value totaling approximately $369.2.
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

INDEX

Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of June 30, 2020 and December 31, 2019, the Company had $375.0 and $375.0, respectively, of unhedged variable debt from the 2019 term loan credit facility and $0.0 and $0.0, respectively, outstanding on its revolving credit facility.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. In the second half of March, daily volume for routine tests started to decline as a result of decreased consumer demand driven by a significant reduction in physician office visits, the cancellation of elective medical procedures, and the negative impacts on discretionary spending resulting from the economic downturn, among other factors. In addition, the performance of the Company’s drug development business was challenged by COVID-19 due to actions that clients have taken and are taking that slowed clinical trial progress and the associated testing as well as restrictions in trial site access in certain countries and interruptions in the supply chain. Given the continued unpredictability pertaining to the COVID-19 pandemic and the corresponding government restrictions and customer behavior, the impact on the Company's business is not yet certain and depends on the number of evolving factors that the Company may not be able to predict or effectively respond to.
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
The Company faces increased cybersecurity risks due to the number of employees that are working remotely in regions impacted by stay-at-home orders. Increased levels of remote access create additional opportunities for cybercriminals to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts. The Company may also be subject to increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on the pandemic as a method for targeting the Company's personnel. In addition, technological resources may be strained due to the number of remote users.
Adverse changes in government and third-party payer regulations, reimbursement, or coverage policies (or in the interpretation of current regulations) relating to COVID-19 testing could materially impact the Company's results of operations, cash flows and financial position.
The Company expects to continue to incur additional costs, which may be significant, as it continues to implement operational changes in response to this pandemic. Further, the COVID-19 outbreak has disrupted and could continue to disrupt the Company’s supply chain, including by impacting its ability to secure test collection supplies, equipment and testing supplies for its facilities, personal protective equipment for its employees in its testing locations, patient service centers, and drug development clinics. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, third parties that are critical to the Company’s business, including vendors, suppliers, and business partners. These developments, and others that are difficult or impossible to predict, could impact materially the Company’s business, financial results, cash flows, and financial position.
The Company has diverted resources to developing and enhancing the accessibility of COVID-19 testing, while at the same time taking certain steps with respect to its business strategy in order to increase cash flexibility. For example, the Company

INDEX

temporarily suspended its share repurchase program, applied a heightened threshold to acquisition activity, delayed some of its capital expenditures, and temporarily suspended merit pay increases and 401(k) contributions for U.S. employees for 2020. In response to its improved outlook, the Company has been rapidly resuming regular work schedules and is proceeding with merit adjustments and will retroactively reinstate 401(k) plan contributions in the U.S. These measures, and any other measures the Company has taken and will continue to take to mitigate COVID-19, may be insufficient to ensure the financial stability of the Company, or may have other adverse impacts on the Company’s business, results of operations, cash flows, and financial position. Additionally, if the pandemic continues for an extended period of time, the Company may be forced to prioritize its application of resources to the continued mitigation of COVID-19, at the expense of other potentially profitable opportunities or initiatives, such as through the development of new products or selected business acquisitions.
If the Company does not respond appropriately to the COVID-19 pandemic, or if the Company’s customers do not perceive its response to be adequate, the Company could suffer damage to its reputation, which could adversely affect its business.
On March 11, 2020, the outbreak of COVID-19 was declared a global pandemic and containment and mitigation measures were recommended; six days prior to this characterization, the Company announced the availability of its LabCorp 2019 Novel Coronavirus (COVID-19) NAA test, which detects the presence of the underlying virus that causes COVID-19, for use with patients who meet current guidance for evaluation of infection with COVID-19. On April 9, 2020, the Company announced an agreement to collaborate on a comprehensive U.S.-based COVID-19 patient data registry. The Company has performed more than 9.2 million molecular tests since making its first COVID-19 test available. The Company also launched a self-collection kit for its COVID-19 NAA test under an emergency use authorization from the FDA, as well as expanded availability of serology tests to detect antibodies to the virus that causes COVID-19. The Company has performed more than 2.2 million antibody tests as of July 30, 2020. The Company continues to increase capacity for COVID-19 molecular testing but the Company's testing capacity is dependent on access to multiple testing platforms and the availability of equipment and testing supplies and key personnel. Despite the Company's efforts to expand capacity and access to COVID-19 testing, the Company may not be successful in meeting expectations, and the Company’s customers and other stakeholders may perceive the Company’s responses to the pandemic as insufficient, inadequate or not equivalent to or better than competitors, including with respect to the availability of testing and the amount of time it takes for delivery of test results. Factors that may be out of the Company’s control, such as the availability of equipment, supplies, and key personnel and geographical changes in demand, may impact the Company’s ability to maintain testing capacity and timely delivery of test results and the Company's other responses to the COVID-19 pandemic, and may have an adverse effect on the Company’s operations. Any such disruptions could result in negative publicity, and the Company could suffer damage to its reputation, which could adversely affect its business, results of operations, cash flows, and financial position.
The success of the Company is dependent in part on the efforts of its management team and employees, and the COVID-19 pandemic could divert or hinder the Company’s human capital resources, which may adversely affect the Company’s operations.
The Company’s management team and employees have been acutely focused on efforts to respond to and mitigate COVID-19, including developing the LabCorp 2019 Novel Coronavirus (COVID-19) NAA test. Since that time, the Company has been continuously working to increase the number of tests that can be performed and improve the time for delivering test results. The Company’s management team is also working closely with federal and state authorities, health officials, and other key constituencies to make testing available to patients who meet the CDC criteria for who should be tested, and Department of Health and Human Services (HHS) guidance for prioritization of testing. These response efforts have required, and will continue to require, a large investment of time and resources that would otherwise be focused on the development and growth of the Company. Further, the Company's ability to maintain and expand testing capacity depend upon maintaining and expanding its employee population. If the Company’s management team or employees become unavailable due to illness or from other related factors, its operations could be materially adversely affected.
The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption that could have an adverse impact on the Company’s financial position, including with respect to the Company’s ability to repay its senior notes due in the fourth quarter of 2020 and maintain its maximum leverage ratio covenant under its term loan facility and revolving credit facility.
While the Company believes that it maintains a solid financial position, including a strong balance sheet, investment grade ratings, and significant access to credit, the sweeping nature of the rapidly-evolving COVID-19 pandemic has created cascading effects, all of which are difficult to predict. As the pandemic continues to create disruptions or turmoil in the credit and financial markets, the Company’s ability to access capital on favorable terms and continue to meet its liquidity needs in the future could be adversely impacted. The Company may also experience greater than normal impact due to fluctuations in foreign exchange rates and interest rates, decreased sales volumes, changes in employment rates and health insurance coverage, the speed of the anticipated recovery, the ability of its customers to pay for its services, and governmental and business reactions to the pandemic, all of which are highly uncertain and cannot be predicted. The Company implemented several measures in order to

INDEX

increase cash flexibility in light of these economic uncertainties, including temporarily suspending its share repurchase program, applying a heightened threshold to acquisition activity, delaying some of its capital expenditures, and suspending merit pay increases and U.S. employee 401(k) contributions for 2020. As the Company's business performance has improved, the Company will proceed with merit adjustments and will retroactively reinstate 401(k) contributions for 2020. These measures, and any other measures the Company may take to mitigate COVID-19, may be insufficient to ensure the financial stability of the Company, and may have other adverse impacts on the Company’s business, results of operations, cash flows, and financial position.
In May 2020, the Company and its lenders entered into amendments to the term loan facility and the revolving credit facility to increase the maximum leverage ratio covenant to 5.0x debt to last twelve months EBITDA for each of the three month periods ending June 30, September 30, and December 31, 2020 and 4.5x debt to last twelve months EBITDA for the three month period ending March 31, 2021. Violation of that covenant could preclude the Company from borrowing on the revolving credit facility and require repayment of its term loan of $375.0, if demanded by a majority of the Company's bank group. There can be no assurance that the Company will be able to maintain compliance with this modified covenant due to the uncertainties of the Company's financial performance as a result of the COVID-19 pandemic. If the Company were not able to do so, any future covenant amendment or waiver that the Company may need or seek in the future may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections. There can be no assurance that the Company would be able to obtain additional amendments or waivers in a timely manner, on acceptable terms, or at all.
During the fourth quarter of 2020, $412.2 of the Company's senior notes mature. The Company has elected to redeem these notes in the third quarter from available cash on hand and borrowings under its revolving credit facility. However, any failure to pay the senior notes prior to or at maturity, or a violation of its term loan and revolving credit facility leverage ratio covenants or other covenants, a failure to obtain any additional covenant amendments or waivers, or a failure to obtain alternative financing, if required, could result in a default, which would result in defaults under the Company’s other debt agreements and have material adverse consequences for the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended June 30, 2020, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 - April 30	—	$—	—	$800.0
May 1 - May 31	—	—	—	800.0
June 1 - June 30	—	—	—	800.0
	—	$—	—	$800.0
As of June 30, 2020, the Company had outstanding authorization from the board of directors to purchase up to $800.0 of the Company's common stock. The repurchase authorization has no expiration date; however the Company temporarily suspended stock repurchases beginning in March 2020 due to impact of the COVID-19 pandemic.
Item 5. Other Information
None.

INDEX

Item 6. Exhibits

(a)	Exhibits
3.1*	Amended and Restated By-laws of Laboratory Corporation of America Holdings (adopted and effective July 7, 2020).
10.1
Amendment No. 1, dated as of May 7, 2020, to the Term Loan Credit Agreement, dated June 3, 2019, among the Company, Bank of America, N.A. as administrative agent, and the lenders party thereto. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020).

10.2
Amendment No. 1, dated as of May 7, 2020, to the Second Amended and Restated Credit Agreement, dated September 15, 2017 (originally dated as of December 21, 2011), among the Company, Bank of America, N.A. as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020).

31.1*
Certification by the Chief Executive Certification by Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Rule 13a-14(a) or Rule 15d-14(a)

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

July 31, 2020