Form 10-Q
period 2020-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2020-10-29
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

The number of shares outstanding of the issuer's common stock is 97.4 million shares as of October 28, 2020.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$667.2	$337.5
Accounts receivable, net of allowance for doubtful accounts of $26.6 and $19.0 as of September 30, 2020, and December 31, 2019, respectively	2,095.2	1,543.9
Unbilled services	603.5	481.4
Supplies inventory	392.5	244.7
Prepaid expenses and other	327.2	373.7
Total current assets	4,085.6	2,981.2
Property, plant and equipment, net	2,608.6	2,636.6
Goodwill, net	7,613.8	7,865.0
Intangible assets, net	3,920.5	4,034.5
Joint venture partnerships and equity method investments	70.7	84.9
Deferred income taxes	3.4	8.8
Other assets, net	437.0	435.4
Total assets	$18,739.6	$18,046.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$639.5	$632.3
Accrued expenses and other	1,297.8	942.4
Unearned revenue	494.8	451.0
Short-term operating lease liabilities	193.8	206.5
Short-term finance lease liabilities	7.4	8.4
Short-term borrowings and current portion of long-term debt	376.6	415.2
Total current liabilities	3,009.9	2,655.8
Long-term debt, less current portion	5,417.3	5,789.8
Operating lease liabilities	602.4	596.6
Financing lease liabilities	86.3	91.1
Deferred income taxes and other tax liabilities	891.5	942.8
Other liabilities	473.2	383.2
Total liabilities	10,480.6	10,459.3
Commitments and contingent liabilities
Noncontrolling interest	19.9	20.1
Shareholders’ equity:
Common stock, 97.4 and 97.2 shares outstanding at September 30, 2020, and December 31, 2019, respectively	9.0	9.0
Additional paid-in capital	80.7	26.8
Retained earnings	8,464.0	7,903.6
Accumulated other comprehensive loss	(314.6)	(372.4)
Total shareholders’ equity	8,239.1	7,567.0
Total liabilities and shareholders’ equity	$18,739.6	$18,046.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

co LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,896.1	$2,928.5	$9,488.7	$8,601.4
Cost of revenues	2,336.7	2,111.2	6,440.8	6,169.6
Gross profit	1,559.4	817.3	3,047.9	2,431.8
Selling, general and administrative expenses	419.5	401.5	1,211.3	1,210.6
Amortization of intangibles and other assets	62.2	61.7	184.6	179.0
Goodwill and other asset impairments	23.5	—	460.9	—
Restructuring and other charges	7.1	14.2	38.9	48.4
Operating income	1,047.1	339.9	1,152.2	993.8
Other income (expense):
Interest expense	(51.4)	(60.5)	(159.1)	(176.3)
Equity method income (loss), net	3.0	2.4	(1.8)	7.9
Investment income	2.6	2.9	7.7	4.8
Other, net	(54.2)	2.7	(22.6)	(18.2)
Earnings before income taxes	947.1	287.4	976.4	812.0
Provision for income taxes	243.4	66.4	358.0	214.4
Net earnings	703.7	221.0	618.4	597.6
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.9)
Net earnings attributable to Laboratory Corporation of America Holdings	$703.4	$220.7	$617.8	$596.7

Basic earnings per common share	$7.22	$2.26	$6.35	$6.08
Diluted earnings per common share	$7.17	$2.25	$6.31	$6.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$703.7	$221.0	$618.4	$597.6
Foreign currency translation adjustments	132.9	(92.6)	52.4	(45.4)
Net benefit plan adjustments	2.1	3.2	7.5	8.7
Other comprehensive earnings (loss) before tax	135.0	(89.4)	59.9	(36.7)
Benefit for income tax related to items of comprehensive earnings	(0.6)	(0.9)	(2.1)	(2.4)
Other comprehensive earnings (loss), net of tax	134.4	(90.3)	57.8	(39.1)
Comprehensive earnings	838.1	130.7	676.2	558.5
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.9)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$837.8	$130.4	$675.6	$557.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2018	$11.7	$1,451.1	$7,079.8	$(1,108.1)	$(463.1)	$6,971.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	185.6	—	—	185.6
Other comprehensive earnings, net of tax	—	—	—	—	23.6	23.6
Issuance of common stock under employee stock plans	—	24.7	—	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	—	—	(19.4)	—	(19.4)
Stock compensation	—	25.5	—	—	—	25.5
Purchase of common stock	(0.1)	(100.0)	—	—	—	(100.1)
BALANCE AT MARCH 31, 2019	$11.6	$1,401.3	$7,265.4	$(1,127.5)	$(439.5)	$7,111.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	190.4	—	—	190.4
Other comprehensive earnings, net of tax	—	—	—	—	27.6	27.6
Issuance of common stock under employee stock plans	—	9.2	—	—	—	9.2
Net share settlement tax payments from issuance of stock to employees	—	—	—	(20.7)	—	(20.7)
Stock compensation	—	26.5	—	—	—	26.5
Retirement of treasury stock	(2.4)	(1,145.8)	—	1,148.2	—	—
Purchase of common stock	(0.1)	(199.8)	—	—	—	(199.9)
BALANCE AT JUNE 30, 2019	$9.1	$91.4	$7,455.8	$—	$(411.9)	$7,144.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	220.7	—	—	220.7
Other comprehensive loss, net of tax	—	—	—	—	(90.3)	(90.3)
Issuance of common stock under employee stock plans	—	25.1	—	—	—	25.1
Net share settlement tax payments from issuance of stock to employees	—	(0.3)	—	—	—	(0.3)
Stock compensation	—	31.5	—	—	—	31.5
Purchase of common stock	(0.1)	(99.9)	—	—	—	(100.0)
BALANCE AT SEPTEMBER 30, 2019	$9.0	$47.8	$7,676.5	$—	$(502.2)	$7,231.1

BALANCE AT DECEMBER 31, 2019	$9.0	$26.8	$7,903.6	$—	$(372.4)	$7,567.0
Adoption of credit loss accounting standard	—	—	(7.0)	—	—	(7.0)
Net earnings (loss) attributable to Laboratory Corporation of America Holdings	—	—	(317.2)	—	—	(317.2)
Other comprehensive earnings (loss), net of tax	—	—	—	—	(145.5)	(145.5)
Issuance of common stock under employee stock plans	—	26.9	—	—	—	26.9
Net share settlement tax payments from issuance of stock to employees	—	(22.0)	—	—	—	(22.0)
Stock compensation	—	17.9	—	—	—	17.9
Purchase of common stock	—	(49.6)	(50.4)	—	—	(100.0)
BALANCE AT MARCH 31, 2020	$9.0	$—	$7,529.0	$—	$(517.9)	$7,020.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	231.6	—	—	231.6
Other comprehensive earnings, net of tax	—	—	—	—	68.9	68.9
Issuance of common stock under employee stock plans	—	1.8	—	—	—	1.8
Net share settlement tax payments from issuance of stock to employees	—	(9.5)	—	—	—	(9.5)
Stock compensation	—	39.8	—	—	—	39.8
BALANCE AT JUNE 30, 2020	$9.0	$32.1	$7,760.6	$—	$(449.0)	$7,352.7
Net earnings attributable to Laboratory Corporation of America Holdings	$—	$—	$703.4	$—	$—	$703.4
Other comprehensive earnings, net of tax	—	—	—	—	134.4	134.4
Issuance of common stock under employee stock plans	—	21.9	—	—	—	21.9
Net share settlement tax payments from issuance of stock to employees	—	(0.5)	—	—	—	(0.5)
Stock compensation	—	27.2	—	—	—	27.2
BALANCE AT SEPTEMBER 30, 2020	$9.0	$80.7	$8,464.0	$—	$(314.6)	$8,239.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$618.4	$597.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	440.8	421.4
Stock compensation	84.9	83.5
Operating lease right-of-use asset expense	150.7	144.1
Goodwill and other asset impairments	460.9	—
Deferred income taxes	(48.5)	23.3
Other	55.2	12.5
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(546.9)	(144.3)
Increase in unbilled services	(117.8)	(59.5)
Increase in supplies inventory	(147.5)	(14.5)
Decrease in prepaid expenses and other	26.1	5.8
(Decrease) increase in accounts payable	17.3	(28.2)
(Decrease) increase in unearned revenue	44.1	(1.0)
(Decrease) increase in accrued expenses and other	323.0	(165.8)
Net cash provided by operating activities	1,360.7	874.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(282.3)	(272.0)
Proceeds from sale of assets	1.1	5.8
Proceeds from sale or distribution of investments	1.0	9.4
Proceeds from exit from swaps	3.1	—
Investments in equity affiliates	(29.3)	(21.3)
Acquisition of businesses, net of cash acquired	(208.8)	(852.9)
Net cash used for investing activities	(515.2)	(1,131.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	—	850.0
Payments on term loan	—	(250.0)
Proceeds from revolving credit facilities	151.7	473.0
Payments on revolving credit facilities	(151.7)	(473.0)
Payments on senior notes	(412.2)	—
Net share settlement tax payments from issuance of stock to employees	(32.0)	(40.4)
Net proceeds from issuance of stock to employees	50.6	59.0
Purchase of common stock	(100.0)	(400.0)
Other	(22.8)	(21.9)
Net cash provided by (used for) financing activities	(516.4)	196.7
Effect of exchange rate changes on cash and cash equivalents	0.6	(6.3)
Net increase (decrease) in cash and cash equivalents	329.7	(65.7)
Cash and cash equivalents at beginning of period	337.5	426.8
Cash and cash equivalents at end of period	$667.2	$361.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.      BASIS OF FINANCIAL STATEMENT PRESENTATION
Laboratory Corporation of America® Holdings together with its subsidiaries (the Company) is a leading global life sciences company that is deeply integrated in guiding patient care, providing comprehensive clinical laboratory and end-to-end drug development services. The Company’s mission is to improve health and improve lives by delivering world-class diagnostic solutions, bringing innovative medicines to patients faster and using technology to provide better care. The Company serves a broad range of customers, including managed care organizations (MCOs), biopharmaceutical and medical device companies, governmental agencies, physicians and other health care providers (e.g., physician assistants and nurse practitioners, generally referred to herein as physicians), hospitals and health systems, employers, patients and consumers, contract research organizations (CROs), and independent clinical laboratories.
The Company reports its business in two segments, LabCorp Diagnostics (LCD) and Covance Drug Development (CDD). For further financial information about these segments, see Note 15 Business Segment Information to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2020, LCD and CDD contributed approximately 68% and 32% respectively, of revenues to the Company. During the nine months ended September 30, 2020, LCD and CDD contributed approximately 63% and 37%, respectively, of revenues to the Company.
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
In March 2020, the FASB issued a new accounting standard to provide optional expedients and exceptions if certain conditions are met for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The expedients and exceptions in the standard are effective between March 12, 2020, and December 31, 2022. The Company did not elect to apply any of the expedients or exceptions for the period ended September 30, 2020, and is currently evaluating the impact this new standard will have on the consolidated financial statements.
In August 2020, the FASB issued a new accounting standard to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for convertible instruments and contracts in an entity's own equity. The standard is effective January 1, 2022, with early adoption permitted. The Company is evaluating the impact this new standard will have on the consolidated financial statements.
Novel Coronavirus (COVID-19) Financial Statement Impact
In March 2020, COVID-19 was declared a pandemic. COVID-19 has had and continues to have an extensive impact on the global health and economic environments. During the nine months ended September 30, 2020, the Company recorded goodwill and other asset impairment charges of $437.4, as a result of the negative financial impact of COVID-19 during the first quarter of 2020. See Note 6 Goodwill and Intangible Assets for a discussion of goodwill and intangible asset impairment and Note 2 Revenues for a discussion of credit losses and additional price concessions. The Company also impaired certain of the Company's investments by a total of $25.4 during the nine months ended September 30, 2020, due to the impact of COVID-19; $7.1 was included in Equity method earnings (loss), net during the three months ended March 31, 2020, and $13.1 and $5.2 were included in Other, net during the three months ended March 31, 2020, and June 30, 2020, respectively.
In April 2020, the Company received cash payments of approximately $55.9 from the Public Health and Social Services Emergency Fund for provider relief that was appropriated by Congress to the Department of Health and Human Services (HHS) in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act Provider Relief Funds). Upon receiving and satisfying the terms and conditions associated with the distributed funds, the Company accounted for the transaction by applying the guidance in ASC 450-30 Gain Contingencies, and recorded these funds in Other, net non-operating income in the Consolidated Statement of Operations as of June 30, 2020. In August 2020, the Company received an additional $76.2 in CARES Act Provider Relief Funds. As the Company's Diagnostic business demonstrated recovery and demand for COVID-19 testing increased, the Company determined that the negative financial impact of COVID-19 which the CARES Act Provider Relief Funds were designed to address no longer applied to the Company. As a result, the Company derecognized the income associated with the $55.9 received during the second quarter as a change in estimate and did not recognize any income related to the cash payment of $76.2 received in the third quarter. The Company plans to return the CARES Act Provider Relief Funds to the government in the fourth quarter of 2020 and has recorded a liability of $132.1 in Accrued expenses and other as of September 30, 2020.
Use of Estimates
The extent to which the COVID-19 pandemic has and will impact the Company’s business and financial results depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the impact to worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020, and through the date of this

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
report. The accounting matters assessed included, but were not limited to, the Company’s implicit price concessions and credit losses, equity investments, notes receivable and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

2.      REVENUES
The Company's revenues by segment payers/customer groups for the three and nine months ended September 30, 2020, and 2019, were as follows:

	For the Three Months Ended September 30, 2020
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	21%	1%	—%	—%	—%	—%	22%
Patients	5%	—%	—%	—%	—%	—%	5%
Medicare and Medicaid	7%	—%	—%	—%	—%	—%	7%
Third-party	33%	1%	—%	—%	—%	—%	34%
Total LCD revenues by payer	66%	2%	—%	—%	—%	—%	68%

CDD
Biopharmaceutical and medical device companies	16%	—%	4%	4%	2%	6%	32%

Total revenues	82%	2%	4%	4%	2%	6%	100%

	For the Three Months Ended September 30, 2019
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	—%	—%	—%	8%
Third-party	25%	2%	—%	—%	—%	—%	27%
Total LCD revenues by payer	57%	3%	—%	—%	—%	—%	60%

CDD
Biopharmaceutical and medical device companies	21%	—%	5%	4%	3%	7%	40%

Total revenues	78%	3%	5%	4%	3%	7%	100%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	For the Nine Months Ended September 30, 2020
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	19%	1%	—%	—%	—%	—%	20%
Patients	6%	—%	—%	—%	—%	—%	6%
Medicare and Medicaid	7%	—%	—%	—%	—%	—%	7%
Third-party	29%	1%	—%	—%	—%	—%	30%
Total LCD revenues by payer	61%	2%	—%	—%	—%	—%	63%

CDD
Biopharmaceutical and medical device companies	18%	—%	5%	4%	3%	7%	37%

Total revenues	79%	2%	5%	4%	3%	7%	100%

	For the Nine Months Ended September 30, 2019
	U.S.	Canada	United Kingdom	Switzerland	Other Europe	Other	Total
Payer/Customer
LCD
Clients	16%	1%	—%	—%	—%	—%	17%
Patients	8%	—%	—%	—%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	—%	—%	—%	8%
Third-party	26%	2%	—%	—%	—%	—%	28%
Total LCD revenues by payer	58%	3%	—%	—%	—%	—%	61%

CDD
Biopharmaceutical and medical device companies	20%	—%	4%	5%	3%	7%	39%

Total revenues	78%	3%	4%	5%	3%	7%	100%
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

	September 30, 2020	December 31, 2019
Sales commission assets	$32.8	$28.6
Deferred contract fulfillment costs	12.9	14.9
Total	$45.7	$43.5
Amortization related to sales commission assets and associated payroll taxes for the three months ended September 30, 2020, and 2019, was $6.0 and $5.8, respectively, and for the nine months ended September 30, 2020, and 2019, was $16.8 and $15.3, respectively. Amortization related to deferred contract fulfillment costs for the three months ended September 30, 2020,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
and 2019, was $2.3 and $2.3, respectively, and was $7.6 and $6.1, respectively, for the nine months ended September 30, 2020, and 2019.
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

	September 30, 2020	December 31, 2019
Receivables, which are included in accounts receivable	$834.0	$771.1
Unbilled services	609.8	483.7
Unearned revenue	492.9	449.2
Revenues recognized during the period, that were included in the unearned revenue balance at the beginning of the period for the nine months ended September 30, 2020, and September 30, 2019, were $237.2 and $232.8, respectively.
Credit Loss Rollforward
With the adoption of the current expected credit loss standard in 2020, the Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the nine months ended September 30, 2020, is as follows:

	For the Nine Months Ended September 30, 2020
	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Allowance for credit losses as of December 31, 2019	$19.0	$2.3	$—	$21.3
Current expected credit losses opening balance impact on retained earnings	1.8	0.2	5.0	7.0
Plus, credit loss expense	10.0	3.9	0.7	14.6
Less, write offs	4.2	0.1	—	4.3
Ending allowance for credit losses	$26.6	$6.3	$5.7	$38.6
Notes and other receivables includes the $110.0 due 2022 from the Envigo transaction which is recorded in Other assets, net. During the three months ended September 30, 2020, the Company recorded an impairment for a note receivable related to an LCD investment of $0.7.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within CDD. The amount of existing performance obligations under such long-term contracts unsatisfied as of September 30, 2020, was $4,795.0. The Company expects to recognize approximately 32% of the remaining performance obligations as of September 30, 2020, as revenue over the next 12 months, and the balance thereafter. The Company's long-term contracts generally range from 1 to 8 years.
Within CDD, revenues of $44.8 and $67.7 were recognized during the nine months ended September 30, 2020, and 2019, respectively, from performance obligations that were satisfied in previous periods. This revenue comes from adjustments related to changes in scope and estimates in full service clinical studies.
3.     BUSINESS ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2020, the Company acquired various business and related assets for approximately $208.8 in cash (including contingent consideration of $6.0 and net of cash acquired), $113.4 within LCD and $95.4 within CDD. The purchase consideration for all acquisitions in the nine months ended September 30, 2020, has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $88.5 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $128.9. The amortization periods for intangible assets acquired from these businesses range from 5 to 15 years for customer relationships and non-compete agreements. These acquisitions were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Company's CRO services. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses' workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets.
These acquisitions contributed $13.1 and $13.8 of revenue during the three and nine months ended September 30, 2020, respectively. The acquisitions contributed $3.5 and $3.6 of operating income, during the three and nine months ended September 30, 2020, respectively.
During the nine months ended September 30, 2019, the Company acquired various businesses and related assets for approximately $852.9 in cash (net of cash acquired), $647.4 within CDD and $205.5 within LCD. The purchase consideration for all acquisitions in the nine months ended September 30, 2019, has been allocated to the estimated fair market value of the net assets acquired, including approximately $324.1 in identifiable intangible assets and a residual amount of non-tax deductible goodwill for approximately $512.3. The amortization periods for intangible assets acquired from these businesses range from 11 to 15 years for customer relationships. These acquisitions were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the Company's CRO services. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses' workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets.
On June 3, 2019, CDD acquired Envigo's nonclinical contract research services business, expanding CDD's global nonclinical drug development capabilities with additional locations and resources. Additionally, the Company divested the Covance Research Products business (CRP), which was a part of CDD, to Envigo. As part of this sale, CDD entered into a multi-year, renewable supply agreement with Envigo. The Company paid cash consideration of $601.0 (which is included in the nine month acquisition numbers above), received a floating rate secured note of $110.0, and recorded a loss on the sale of CRP of $12.2. The Company funded the transaction through a new term loan facility.
The final valuation of acquired assets and assumed liabilities in the transaction as of June 3, 2019, include the following:

Consideration Transferred
Cash consideration	$601.0
Fair value of CRP	110.0
Total	$711.0

Final June 30, 2020
Net Assets Acquired
Cash and cash equivalents	$11.3
Accounts receivable	12.1
Unbilled services	25.6
Inventories	4.5
Prepaid expenses and other	10.8
Property, plant and equipment	128.4
Deferred income taxes	25.2
Goodwill	376.6
Customer relationships	140.8
Trade name and trademarks	0.6
Other assets	9.9
Total assets acquired	745.8
Accounts payable	15.2
Accrued expenses and other	10.4
Unearned revenue	49.9
Other liabilities	69.3
Total liabilities acquired	144.8
Net Envigo assets acquired	601.0
Floating rate secured note receivable due 2022	110.0
Total	$711.0

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
Unaudited Pro Forma Information
Had the Company's total 2019 and 2020 acquisitions been completed as of January 1, 2018, or January 1, 2019, respectively, the Company's pro forma results would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,899.7	$2,969.0	$9,524.2	$8,827.7
Net earnings attributable to Laboratory Corporation of America Holdings	$744.9	$224.3	$666.3	$612.9
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020			2019			2020			2019
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earning	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$703.4	97.4	$7.22	$220.7	97.6	$2.26	$617.8	97.3	$6.35	$596.7	98.1	$6.08
Dilutive effect of employee stock options and awards	—	0.7		—	0.7		—	0.6		—	0.7
Net earnings including impact of dilutive adjustments	$703.4	98.1	$7.17	$220.7	98.3	$2.25	$617.8	97.9	$6.31	$596.7	98.8	$6.04
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee stock options and awards	0.2	0.2	0.4	0.2
5.      RESTRUCTURING AND OTHER CHARGES
During the nine months ended September 30, 2020, the Company recorded net restructuring and other charges of $38.9: $13.4 within LCD and $25.5 within CDD. The charges were comprised of $12.8 related to severance and other personnel costs, $11.0 for a CDD leased lab facility and equipment impairments, and $24.0 in facility closures, impairment of operating lease right-of use assets and general integration activities. The charges were offset by the reversal of previously established liability of $1.1 and $7.8 in unused severance costs and facility-related costs, respectively.
During the nine months ended September 30, 2019, the Company recorded net restructuring and other charges of $48.4: $22.8 within LCD and $25.6 within CDD. The charges were comprised of $26.2 related to severance and other personnel costs and $22.0 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were increased by the adjustment of previously established reserves of $0.4 in severance reserves and decreased by a reversal of $0.2 in unused facility reserves.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The following represents the Company’s restructuring reserve activities for the period indicated:

	LCD		CDD
	Severance and Other Employee Costs	Facility Costs	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2019	$0.5	$2.7	$5.5	$4.7	$13.4
Restructuring charges	3.9	5.2	8.9	6.7	24.7
Impairment of lab facility and equipment	—	5.8	—	17.3	23.1
Cash payments and other adjustments	(4.4)	(12.2)	(10.4)	(23.8)	(50.8)
Balance as of September 30, 2020	$—	$1.5	$4.0	$4.9	$10.4
Current					$8.1
Non-current					2.3
					$10.4
6.      GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020, are as follows:

	LCD	CDD	Total
Balance as of December 31, 2019	$3,721.5	$4,143.5	$7,865.0
Goodwill acquired during the period	66.1	73.0	139.1
Impairment	(3.7)	(418.7)	(422.4)
Foreign currency impact and other adjustments to goodwill	(2.2)	34.3	32.1
Balance as of September 30, 2020	$3,781.7	$3,832.1	$7,613.8
The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based upon the revised forecasted revenues and operating income following the declaration of the COVID-19 global pandemic, management concluded there was a triggering event and updated its annual 2019 goodwill impairment testing as of March 31, 2020, for its CDD reporting units and its LCD reporting units. Based on the quantitative impairment assessment, the Company concluded that the fair value was less than carrying value for two of its reporting units, including one where the 2019 fair value exceeded carrying value by approximately 10.0%, and recorded a goodwill impairment of $418.7 for the CDD segment and $3.7 for LCD segment.
The Company utilized a combination of income and market approaches to determine the fair value of the CDD reporting units. Based upon the results of the quantitative assessments, the Company concluded that the fair value was less than its carrying value for one of the CDD reporting units. A non-cash charge of $418.7 was recognized and included in goodwill and other asset impairments on the Consolidated Statement of Operations to reduce the carrying amount of goodwill for the CDD reporting unit to fair value. Following the impairment charge, the carrying value of goodwill for this reporting unit is $1,627.5 as of September 30, 2020. The other CDD reporting unit evaluated indicated a fair value that exceeded carrying value by less than 10.0%. Management notes that a +1.0% change in the discount rate in the March 31, 2020 analysis would reduce the headroom to approximately 2.0%. Goodwill for this reporting unit as of September 30, 2020 is $646.2.
The Company utilized the income approach to determine the fair value of the LCD reporting units. Based upon the results of the quantitative assessments, the Company concluded the fair value of one of the reporting units was less than its carrying value. A non-cash charge of $3.7 was recognized and included in goodwill and other asset impairments on the Consolidated Statement of Operations to reduce the carrying amount of goodwill for this LCD reporting unit to zero. The other LCD reporting unit evaluated indicated a fair value that exceeded carrying value by less than 10.0%. Management notes that a +1.0% change in the discount rate in the March 31, 2020 analysis would cause the fair value to be less than carrying value and would result in an impairment of approximately $40.0. Goodwill and indefinite-lived intangibles of Canadian licenses for this reporting unit as of September 30, 2020, were $86.0 and $468.4, respectively.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of these businesses could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. In addition, given the ongoing and rapidly changing nature of the COVID-19 pandemic, there is significant uncertainty

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
regarding the duration and severity of the pandemic as well as any future government restrictions, which may unfavorably impact existing assumptions. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance.
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
The components of identifiable intangible assets are as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,530.7	$(1,473.1)	$3,057.6	$4,441.7	$(1,329.5)	$3,112.2
Patents, licenses and technology	427.7	(245.3)	182.4	453.6	(235.7)	217.9
Non-compete agreements	105.3	(67.6)	37.7	90.9	(60.5)	30.4
Trade name	410.2	(240.1)	170.1	408.2	(219.9)	188.3
Land use right	10.8	(6.5)	4.3	10.9	(5.5)	5.4
Canadian licenses	468.4	—	468.4	480.3	—	480.3
	$5,953.1	$(2,032.6)	$3,920.5	$5,885.6	$(1,851.1)	$4,034.5
The Company recorded non-cash charges of $30.5 for the impairment of identifiable intangible assets during the nine months ended September 30, 2020, within CDD. During the three months ended March 31, 2020, a $2.7 impairment charge was recorded for a tradename. During the three months ended September 30, 2020, additional impairment charges of $10.1 and $17.7 for customer relationships and technology intangible assets, respectively were recorded due to the loss of a contract from a prior acquisition.
Amortization of intangible assets for the three months ended September 30, 2020, and 2019, was $62.2 and $61.7, respectively and for the nine months ended September 30, 2020, and 2019 was $184.6 and $179.0, respectively. Amortization expense for the net carrying amount of intangible assets is estimated to be $60.0 for the remainder of fiscal 2020, $238.5 in fiscal 2021, $232.6 in fiscal 2022, $229.5 in fiscal 2023, $224.6 in fiscal 2024, and $2,380.2 thereafter.
7.  DEBT
Short-term borrowings and the current portion of long-term debt at September 30, 2020, and December 31, 2019, consisted of the following:

	September 30, 2020	December 31, 2019
4.625% senior notes due 2020	$—	$413.7
2019 Term Loan	375.0	—
Debt issuance costs	(0.6)	(0.7)
Current portion of note payable	2.2	2.2
Total short-term borrowings and current portion of long-term debt	$376.6	$415.2

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Long-term debt at September 30, 2020, and December 31, 2019, consisted of the following:

	September 30, 2020	December 31, 2019
3.20% senior notes due 2022	$500.0	$500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
2.30% senior notes due 2024	400.0	400.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
4.70% senior notes due 2045	900.0	900.0
2019 Term Loan	—	375.0
Debt issuance costs	(38.8)	(42.2)
Note payable	6.1	7.0
Total long-term debt	$5,417.3	$5,789.8
Senior Notes
On August 17, 2020, the Company redeemed the remaining $412.2 of its 4.625% Senior Notes due November 15, 2020, using available cash on hand. The Company exited the remaining fixed-to-variable interest rate swap arrangement in August 2020, in connection with this redemption and recorded a gain of $1.6 on the extinguishment. The gain was included in Other, net on the Condensed Consolidated Statement of Operations.
Credit Facilities
On June 3, 2019, the Company entered into a new $850.0 2019 term loan facility that matures on June 3, 2021. The 2019 term loan facility accrues interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin ranging from 0.55% to 1.175%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.175%. The 2019 term loan balance at September 30, 2020, and December 31, 2019, was $375.0 and $375.0, respectively. As of September 30, 2020, the effective interest rate on the 2019 term loan was 0.95%.
The Company also maintains a senior revolving credit facility consisting of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.00% to 0.25%. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions and other investments. There were no balances outstanding on the Company's current revolving credit facility at September 30, 2020, and December 31, 2019. As of September 30, 2020, the effective interest rate on the revolving credit facility was 1.12%. The credit facility expires on September 15, 2022.
Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. In May 2020, the Company entered into amendments to its term loan facility and its revolving credit facility, in each case to, among other things, increase the maximum leverage ratio covenant to 5.0x debt to last twelve months EBITDA for each of the three periods ended June 30, September 30, and December 31, 2020, and 4.5x for period ended March 31, 2021. From and including the period ending June 30, 2021, the maximum leverage ratio reverts back to 4.0x. The Company was in compliance with all covenants in the term loan facility and the revolving credit facility at September 30, 2020, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
The Company's availability of $997.0 at September 30, 2020, under its revolving credit facility reflects a reduction equivalent to the amount of the Company's outstanding letters of credit.
Liquidity
At September 30, 2020, the Company had $667.2 of cash and cash equivalents and $997.0 of available borrowings under its revolving credit facility, which does not mature until 2022, and the Company was in compliance with all of its debt covenants. In May 2020, in order to obtain increased financial covenant flexibility, the Company and its lenders entered into amendments

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
to the term loan facility and the revolving credit facility to increase the maximum leverage ratio to 5.0x debt to last twelve months EBITDA for the three month periods ending June 30, September 30 and December 31, 2020, and 4.5x for the period ended March 31, 2021. From and including the period ending June 30, 2021, the maximum leverage ratio reverts back to 4.0x. The amendments also provide that during any period in which the Company's leverage ratio exceeds 4.5x debt to last twelve months EBITDA (i) the Company will be prohibited from consummating share repurchases, subject to limited exceptions, (ii) borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.25% or a base rate plus a margin of 0.25%, (iii) the facility fee that the Company is required to pay on the aggregate commitments under the revolving credit facility will be 0.25% per annum, and (iv) borrowings under the term loan facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.175% or a base rate plus a margin of 0.175%.
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and the effects such impacts are having and will have on the Company's liquidity. The significance of the impact on the Company’s business is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict.
8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2020, and December 31, 2019.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2019	97.2
Common stock issued under employee stock plans	0.8
Retirement of common stock	(0.6)
Common shares at September 30, 2020	97.4
Share Repurchase Program
At the end of 2019, the Company had outstanding authorization from the board of directors to purchase $900.0 of Company common stock. During three months ended March 31, 2020, the Company purchased 0.6 shares of its common stock. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. As of September 30, 2020, the Company had outstanding authorization from the board of directors to purchase up to $800.0 of the Company's common stock. The repurchase authorization has no expiration date. The Company reinstated its share repurchase program in October 2020 following the temporary suspension of stock repurchases beginning in March 2020 as a result of the anticipated impact of the COVID-19 pandemic.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2019	$(285.4)	$(87.0)	$(372.4)
Current year adjustments	52.4	7.5	59.9
Tax effect of adjustments	—	(2.1)	(2.1)
Balance as of September 30, 2020	$(233.0)	$(81.6)	$(314.6)
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
The gross unrecognized income tax benefits were $41.3 and $31.7 at September 30, 2020, and December 31, 2019, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months;

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of September 30, 2020, and December 31, 2019, $41.3 and $31.7, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $9.0 and $5.5 as of September 30, 2020, and December 31, 2019, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2016. Substantially all material state and local and foreign income tax matters have been concluded through 2015 and 2011, respectively.
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
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers' Compensation Statutes. The lawsuit seeks injunctive relief and actual and statutory damages, as well as recovery of attorney's fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for Judgment on the Pleadings. The Plaintiff appealed the Circuit Court’s ruling to the Florida Second District Court of Appeal. On October 16, 2019, the Court of Appeal reversed the Circuit Court’s dismissal, but certified a controlling issue of Florida law to the Florida Supreme Court. On February 17, 2020, the Florida Supreme Court accepted jurisdiction of the lawsuit. The Court has scheduled oral arguments for December 9, 2020. The Company will vigorously defend the lawsuit.
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
On May 14, 2019, Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (AMCA), an external collection agency, notified the Company about a security incident AMCA experienced that may have involved certain personal information about some of the Company’s patients (the AMCA Incident). The Company referred patient balances to AMCA only when direct collection efforts were unsuccessful. The Company’s systems were not impacted by the AMCA Incident. Upon learning of the AMCA Incident, the Company promptly stopped sending new collection requests to AMCA and stopped AMCA from continuing to work on any pending collection requests from the Company. AMCA informed the Company that it appeared that an unauthorized user had access to AMCA’s system between August 1, 2018, and March 30, 2019, and that AMCA could not rule out the possibility that personal information on AMCA’s system was at risk during that time period. Information on AMCA’s affected system from the Company may have included name, address, and balance information for the patient and person responsible for payment, along with the patient’s phone number, date of birth, referring physician, and date of service. The Company was later informed by AMCA that health insurance information may have been included for some individuals, and because some insurance carriers utilize the Social Security Number as a subscriber identification number, the Social Security Number for some individuals may also have been affected. No ordered tests, laboratory test results, or diagnostic information from the Company were in the AMCA affected system. The Company notified individuals for whom it had a valid mailing address. For the individuals whose Social Security Number was affected, the notice included an offer to enroll in credit monitoring and identity protection services that will be provided free of charge for 24 months.
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
Three putative class action lawsuits related to California wage and hour laws have been served on the Company. On September 21, 2018, the Company was served with a putative class action lawsuit, Alma Haro v. Laboratory Corporation of America, et al., filed in the Superior Court of California, County of Los Angeles. On June 10, 2019, the Company was served with a putative class action lawsuit, Ignacio v. Laboratory Corporation of America, filed in Superior Court of California, County of Los Angeles. On July 1, 2019, the Company was served with a putative class action lawsuit, Jan v. Laboratory Corporation of America, filed in the Superior Court of California, County of Sacramento. All three lawsuits were subsequently removed to the U.S. District Court for the Central District of California, and then consolidated for all pre-trial proceedings. In the lawsuits, the Plaintiffs allege that employees were not properly paid overtime compensation, minimum wages, meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. The Plaintiffs assert these actions violate various California Labor Code provisions and constitute an unfair competition practice under California law. The lawsuits seek monetary damages, civil penalties, and recovery of attorney's fees and costs. On July 22, 2020, the Court issued an order granting preliminary approval of a settlement resolving all three lawsuits. If the settlement does not receive final approval, the Company will vigorously defend the lawsuits.
On July 30, 2019, the Company was served with a class action lawsuit, Mitchell v. Covance, Inc. et al., filed in the U.S. District Court for the Eastern District of Pennsylvania. Plaintiff alleges that certain individuals employed by Covance Inc. and Chiltern International Inc. were misclassified as exempt employees under the Fair Labor Standards Act and the Pennsylvania Minimum Wage Act and were thereby not properly paid overtime compensation. The lawsuit seeks monetary damages, liquidated damages, and recovery of attorneys’ fees and costs. On February 3, 2020, the Court denied without prejudice the Plaintiff's motion to conditionally certify a putative class action. On July 20, 2020, Plaintiff executed a settlement agreement resolving the lawsuit.
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company's touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney's fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs' Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. The Company will vigorously defend the lawsuit.
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
On August 14, 2020, the Company was served with a Subpoena Duces Tecum issued by the State of Colorado Office of the Attorney General requiring the production of documents related to urine drug testing in all states. The Company is cooperating with this request.
On October 2, 2020, the Company was served with a putative class action lawsuit, Peterson v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Northern District of New York, alleging claims for a failure to properly pay service representatives compensation for all hours worked and overtime under the Fair Labor Standards Act, as well as notice and recordkeeping claims under the New York Labor Code. The lawsuit seeks monetary damages, liquidated damages, equitable and injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On October 5, 2020, the Company was served with a putative class action lawsuit, Williams v. LabCorp Employer Services, Inc. et al, filed in the Superior Court of California, County of Los Angeles, alleging that certain non-exempt California-based employees were not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, not properly paid for driving or wait times, and received inaccurate wage statements. The Plaintiff also asserts claims for unfair competition under Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, liquidated damages, civil penalties, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
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
11.     PENSION AND POSTRETIREMENT PLANS
Retirement Plans
All employees eligible for the LCD defined-contribution retirement plan (LCD 401(k) Plan) receive a minimum 3% non-elective contribution (NEC) concurrent with each payroll period. Employees are not required to make a contribution to the LCD 401(k) Plan to receive the NEC. The NEC is non-forfeitable and vests immediately. The LCD 401(k) Plan also permits discretionary contributions by the Company of 1% to 3% of pay for eligible employees based on service. The Company incurred expense of $14.0 and $16.7 for the LCD 401(k) Plan during the three months ended September 30, 2020, and 2019, respectively, and $41.4 and $48.9 during the nine months ended September 30, 2020, and 2019, respectively.
All of the CDD U.S. employees are eligible to participate in the CDD 401(k) Plan, which is available on a voluntary basis and features a maximum 4.5% Company match, based upon a percentage of the employee’s contributions. The Company incurred expense of $21.0 and $18.2 for the Covance 401(k) plan during the three months ended September 30, 2020, and 2019, respectively, and $64.8 and $56.0 during the nine months ended September 30, 2020, and 2019, respectively.
The Company also maintains several other small 401(k) plans associated with companies acquired over the last several years.
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
The effect on operations for the Company Plan and the PEP is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost for administrative expenses	$1.3	$1.1	$3.9	$3.1
Interest cost on benefit obligation	2.8	3.4	8.4	10.4
Expected return on plan assets	(3.7)	(3.7)	(11.2)	(11.3)
Net amortization and deferral	2.4	3.0	7.2	8.2
Defined benefit plan costs	$2.8	$3.8	$8.3	$10.4
The service cost component of net periodic pension cost and net periodic post-retirement benefit cost is included in operating expenses with other employee compensation costs. The other components of net benefit cost, including amortization or prior service cost/credit and settlement and curtailment effects are included in other, net non-operating expenses. During the nine months ended September 30, 2020, the Company made no contributions to the Company Plan. The related net pension obligation for the Company Plan and PEP was $92.6 and $93.4 as of September 30, 2020, and December 31, 2019, respectively.
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
The related net pension obligation for these plans inclusive of the U.K. Plans, German Plan, and the Envigo Plan, was $85.4 and $99.1 as of September 30, 2020, and December 31, 2019, respectively.
12.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2020, and December 31, 2019, is as follows:

			Fair Value Measurements as of
		Fair Value as of	September 30, 2020
	Balance Sheet		Using Fair Value Hierarchy
	Classification	September 30, 2020	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.4	$—	$15.4	$—
Cross currency swaps	Other liabilities	8.8	—	8.8	—
Cash surrender value of life insurance policies	Other assets, net	82.9	—	82.9	—
Deferred compensation liability	Other liabilities	81.0	—	81.0	—
Contingent consideration	Other liabilities	9.0	—	—	9.0

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

			Fair Value Measurements as of
		Fair Value as of	December 31, 2019
	Balance Sheet		Using Fair Value Hierarchy
	Classification	December 31, 2019	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.8	$—	$15.8	$—
Cross currency swaps	Other assets, net	3.2	—	3.2	—
Interest rate swaps	Other assets, net	1.5	—	1.5	—
Cash surrender value of life insurance policies	Other assets, net	80.2	—	80.2	—
Deferred compensation liability	Other liabilities	76.7	—	76.7	—
Investment in equity securities	Other current assets	9.1	9.1	—	—
Contingent consideration	Other liabilities	9.9	—	—	9.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2019	$9.9
Payments	(4.8)
Adjustments	(2.1)
Additions	6.0
Balance at September 30, 2020	$9.0
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the Senior Notes, based on market pricing, was approximately $6,107.9 and $6,140.6 as of September 30, 2020, and December 31, 2019, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
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
Interest Rate Swap
On August 17, 2020, the Company redeemed its remaining $412.2 4.625% Senior Notes due November 15, 2020, using available cash on hand. The Company exited the remaining fixed-to-variable interest rate swap arrangement in August 2020, in connection with the redemption of the 4.625% Senior Notes due 2020.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Carrying amount of hedged liabilities as of		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities as of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Balance Sheet Line Item in which Hedged Items are Included
Current portion, long term debt	$—	$301.5	$—	$1.5
Cross Currency Swap
During the fourth quarter of 2018, the Company entered into six U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps maturing in 2022 and 2025 are included in other long-term assets as of September 30, 2020. Changes in the fair value of the cross-currency swaps are recorded as a component of the foreign currency translation adjustment in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps was $(23.1) and $(12.0) for the three and nine months ended September 30, 2020, respectively, and was recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Condensed Consolidated Statement of Comprehensive Earnings to the Condensed Consolidated Statement of Operations during the three months or nine months ended September 30, 2020.
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		September 30, 2020			December 31, 2019
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Prepaid expenses and other/Other liabilities	$—	$—	$—	$1.5	$—	$300.0
Cross currency swaps	Other assets, net or Other liabilities	$—	$8.8	$600.0	$3.2	$—	$600.0
The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging:

	Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations		Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Interest rate swap contracts	$—	$0.4	$1.6	$—	$0.8	$7.2	$1.6	$—
Cross currency swaps	$(23.1)	$18.8	$—	$—	$(12.0)	$22.8	$—	$—
The Company recorded a gain of $1.6 on the extinguishment of the interest rate swap arrangement, which was included in Other, net on the Condensed Consolidated Statement of Operations. No additional gains or losses from derivative instruments have been recognized into income for the three and nine months ended September 30, 2020, and 2019.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
14.     SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2020	2019
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$195.8	$216.5
Income taxes, net of refunds	217.5	181.6
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	—	1.7
Change in accrued property, plant and equipment	(24.5)	(15.9)
Floating rate secured note receivable due 2022	—	110.0
15.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and nine months ended September 30, 2020, and 2019. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represents revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
LCD	$2,704.2	$1,759.2	$6,098.8	$5,242.1
CDD	1,241.9	1,175.4	3,479.4	3,376.4
Intercompany eliminations and other	(50.0)	(6.2)	(90.0)	(17.1)
Revenues	3,896.1	2,928.5	9,488.7	8,601.4

Operating earnings (loss):
LCD	964.9	262.2	1,451.5	843.0
CDD	142.0	123.8	(131.2)	277.6
General corporate expenses	(59.8)	(46.1)	(168.2)	(126.8)
Total operating income	1,047.1	339.9	1,152.2	993.8
Non-operating expenses, net	(100.0)	(52.5)	(175.7)	(181.8)
Earnings before income taxes	947.1	287.4	976.4	812.0
Provision for income taxes	243.4	66.4	358.0	214.4
Net earnings	703.7	221.0	618.4	597.6
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.6)	(0.9)
Net earnings attributable to Laboratory Corporation of America Holdings	$703.4	$220.7	$617.8	$596.7

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
45.    global economic conditions and government and regulatory changes, including, but not limited to the U.K.'s exit from the European Union; and
46.     effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, liquidity, and collections, and the actions the Company, or governments, have taken or may take in response, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic, including the availability and accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19.

INDEX

     Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.
GENERAL (dollars in millions, except per share data)

Revenues for the nine months ended September 30, 2020, were $9,488.7, an increase of 10.3% from $8,601.4 during the nine months ended September 30, 2019. The increase in revenues was due to organic growth of 8.3%, acquisitions of 2.1%, and favorable foreign currency translation 0.1%, partially offset by the disposition of a business of 0.2%. The 8.3% increase in organic revenue includes the 16.4% contribution from COVID-19 Testing, partially offset by the 8.1% reduction in the Company's organic Base Business due to the pandemic. Base Business includes the Company's business operations except for PCR and antibody COVID-19 testing (COVID-19 Testing). The decline in the organic Base Business includes the negative impact of PAMA of 0.6%.
In March 2020, COVID-19 was declared a pandemic. COVID-19 has had and continues to have an extensive impact on the global health and economic environments. Given the continued unpredictability of the COVID-19 pandemic and the corresponding government restrictions and customer behavior, there are a wide-range of feasible financial results for 2020. Throughout the year, the Company's COVID-19 Testing has helped to offset the pressure experienced in the Base Business. To date, the Company has performed more than 18 million PCR and 3.0 million antibody COVID-19 tests and has a current capacity of 210,000 PCR and 300,000 antibody tests per day. The Company continues to increase capacity across multiple platforms for its COVID-19 Testing subject to the availability of equipment and testing supplies and key personnel.
During the nine months ended September 30, 2020, the Company recorded goodwill and other asset impairment charges of $437.4, as a result of the negative financial impact of COVID-19 during the first quarter of 2020. See Note 6 Goodwill and Intangible Assets for a discussion of goodwill and intangible asset impairment and Note 2 Revenues for a discussion of credit losses and additional price concessions. The Company also impaired certain of the Company's investments by a total of $25.4 during the nine months ended September 30, 2020, due to the impact of COVID-19; $7.1 was included in Equity method earnings (loss), net during the three months ended March 31, 2020, and $13.1 and $5.2 were included in Other, net during the three months ended March 31, 2020, and June 30, 2020, respectively.
In April 2020, the Company received cash payments of approximately $55.9 from the Public Health and Social Services Emergency Fund for provider relief that was appropriated by Congress to the Department of Health and Human Services (HHS) in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act Provider Relief Funds). Upon receiving and satisfying the terms and conditions associated with the distributed funds, the Company accounted for the transaction by applying the guidance in ASC 450-30 Gain Contingencies, and recorded these funds in Other, net non-operating income in the Consolidated Statement of Operations as of June 30, 2020. In August 2020, the Company received an additional $76.2 in CARES Act Provider Relief Funds. As the Company's Diagnostic business demonstrated recovery and demand for COVID-19 testing increased, the Company determined that the negative financial impact of COVID-19 which the CARES Act Provider Relief Funds were designed to address no longer applied to the Company. As a result, the Company derecognized the income associated with the $55.9 received during the second quarter as a change in estimate and did not recognize any income related to the cash payment of $76.2 received in the third quarter. The Company plans to return the CARES Act Provider Relief Funds to the government in the fourth quarter of 2020 and has recorded a liability of $132.1 in Accrued expenses and other as of September 30, 2020.
There remains significant uncertainty regarding the duration and severity of the pandemic and its impact on the Company’s business, results of operations and financial position for the balance of 2020 and beyond. For more information regarding the risks associated with COVID-19 and its impact on the Company’s business, see Risk Factors in Part II - Item 1A.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended September 30, 2020, compared with three months ended September 30, 2019
Revenues

	Three Months Ended September 30,
	2020	2019	Change
LCD	$2,704.2	$1,759.2	53.7%
CDD	1,241.9	1,175.4	5.7%
Intercompany eliminations and other	(50.0)	(6.2)	705.1%
Total	$3,896.1	$2,928.5	33.0%

INDEX

The increase in revenues for the three months ended September 30, 2020, as compared with the corresponding period in 2019 was 33.0%. The increase in revenue was due to organic growth of 31.5%, acquisitions of 1.0%, and favorable foreign currency translation of 0.5%. The 31.5% increase in organic revenue includes the 32.6% contribution from COVID-19 Testing, partially offset by the 1.1% reduction in the Company's organic Base Business due to the pandemic. The decline in organic Base Business includes the lower Medicare and Medicaid pricing as a result of PAMA of 0.7%.
LCD revenues for the quarter were $2,704.2, an increase of 53.7% compared to revenues of $1,759.2 in the third quarter of 2019. The increase in revenues was primarily due to organic growth of 52.3% and acquisitions of 1.4%. The 52.3% increase in organic revenue was due to a 54.2% contribution from COVID-19 Testing, partially offset by a 1.9% decline in the organic Base Business, which includes the negative impact from PAMA of 1.1%.
Total volume, measured by requisitions, increased by 21.8% as organic volume increased by 20.0% and acquisition volume contributed 1.8%. The organic volume growth includes increased demand for COVID-19 Testing of 28.8%, partially offset by an 8.9% reduction of organic Base Business due to the pandemic. Price/mix increased by 31.9% due to COVID-19 Testing of 25.4% and organic Base Business of 7.0%, which includes the negative impact from PAMA of 1.1%.
CDD revenues for the third quarter were $1,241.9, an increase of 5.7% over revenues of $1,175.4 in the third quarter of 2019. The increase in revenues was primarily due to organic growth of 3.8%, acquisitions of 0.5%, and favorable foreign currency translation of 1.4%. The increase in organic revenue was due to COVID-19 testing through its Central Laboratories business. Excluding COVID-19 Testing, organic revenue was flat compared to the third quarter of 2019. The pandemic continues to cause delays in clinical trial progression and associated testing, reductions in investigator site access, as well as interruptions to the supply chain particularly impacting the nonclinical business unit.
Cost of Revenues

	Three Months Ended September 30,
	2020	2019	Change
Cost of revenues	$2,336.7	$2,111.2	10.7%
Cost of revenues as a % of revenues	60.0%	72.1%
Cost of revenues decreased 10.7% during the three months ended September 30, 2020, as compared with the corresponding period in 2019. Cost of revenues as a percentage of revenues during the three months ended September 30, 2020, decreased to 60.0% as compared to 72.1% in the corresponding period in 2019. This decrease was primarily due to the impact of COVID-19 testing and LaunchPad savings, partially offset by the reduction in Base Business as a result of the pandemic and PAMA and higher personnel costs primarily driven by merit increases.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	Change
Selling, general and administrative expenses	$419.5	$401.5	4.5%
Selling, general and administrative expenses as a % of revenues	10.8%	13.7%
During the three months ended September 30, 2020, the Company incurred $2.4 of acquisition and divestiture related costs, $1.9 in COVID-related costs and $1.8 in management transition costs. In addition, the Company recorded $0.2 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $0.7 related to miscellaneous other items. These items increased selling, general and administrative expenses by $7.0.
During the three months ended September 30, 2019, the Company incurred $9.6 in acquisition and divestiture costs, $5.3 in management transition costs and $11.3 in costs related to the AMCA data breach. In addition, the Company recorded $2.4 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and reversed $13.9 related to the settlement of a contingent purchase price related to a 2016 acquisition. These items increased selling, general and administrative expenses by $14.7.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 10.6% and 13.2% during the three months ended September 30, 2020, and 2019, respectively, primarily due to leveraging the Company's infrastructure on higher revenue, partially offset by a $15.0 initial contribution to establish the LabCorp Charitable Foundation which supports the Company's strategic mission to improve health and improve lives with contributions focused on health and welfare, education and community.

INDEX

Goodwill and Other Asset Impairments

	Three Months Ended September 30,
	2020	2019	Change
Goodwill and other asset impairments	$23.5	$—	N/A
During the three months ended September 30, 2020, the Company recorded goodwill and other asset impairment charges of $10.1 and $17.7 for customer relationships and technology intangible assets, respectively, due to the loss of a contract from a CDD prior acquisition. The Company reversed the $5.0 charge for the estimated loss related to the CDD floating rate secured note receivable due 2022 from Envigo. The Company also recorded an impairment for a note receivable related to an LCD investment of $0.7 during the three months ended September 30, 2020.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2020	2019	Change
LCD	$25.9	$24.9	3.8%
CDD	36.3	36.8	(1.2)%
Total amortization of intangibles and other assets	$62.2	$61.7	0.8%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after September 30, 2019, partially offset by the of impairment of intangible assets in fiscal 2020.
Restructuring and Other Special Charges

	Three Months Ended September 30,
	2020	2019	Change
Restructuring and other charges	$7.1	$14.2	(49.8)%
During the three months ended September 30, 2020, the Company recorded net restructuring and other charges of $7.1: $1.6 within LCD and $5.5 within CDD. The charges were comprised of $2.3 related to severance and other personnel costs, $3.0 for a CDD lab facility and equipment impairment, and $4.0 in facility closures, impairment of operating lease right-of use assets and general integration activities. The charges were offset by the reversal of previously established liability of $0.1 and $2.1 in unused severance costs and facility-related costs, respectively.
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
Interest Expense

	Three Months Ended September 30,
	2020	2019	Change
Interest expense	$(51.4)	$(60.5)	(15.0)%
The decrease in interest expense for the three months ended September 30, 2020, as compared with the corresponding period in 2019, is primarily due to a lower outstanding balance on term loans, lower variable interest rates, the repayment of the 2.625% senior notes and the 4.625% senior notes, partially offset by the issuance of $1,050.0 in debt securities in November 2019.
Equity Method Income

	Three Months Ended September 30,
	2020	2019	Change
Equity method income, net	$3.0	$2.4	26.0%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The increase in income for the three months ended September 30, 2020, as compared with the corresponding period in 2019, was primarily due to increased profitability of the Company's joint ventures.

INDEX

Other, net

	Three Months Ended September 30,
	2020	2019	Change
Other, net	$(54.2)	$2.7	(2,096.1)%
 The change in other, net for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, is primarily due to the derecognition of the income associated with the $55.9 from the CARES Act Provider Relief Funds received during the second quarter as the Company plans to return the funding. The Company recorded investment gains of $4.6, including a gain of $1.6 on the extinguishment of the interest rate swap arrangement. In addition, foreign currency transaction losses of $1.9 were recognized for the three months ended September 30, 2020, and losses of $2.9 were recognized in the corresponding period of 2019.
Income Tax Expense

	Three Months Ended September 30,
	2020	2019	Change
Income tax expense	$243.4	$66.4	266.9%
Income tax expense as a % of earnings before income taxes	25.7%	23.1%
The 2020 tax rate was unfavorable to the 2019 tax rate due to the higher mix of earnings in the United States and the favorable impact of a reduction in tax rates in foreign jurisdictions in 2019.
Operating Income by Segment

	Three Months Ended September 30,
	2020	2019	Change
LCD operating income	$964.6	$262.2	267.8%
LCD operating margin	35.7%	14.9%	20.8%
CDD operating income	142.0	123.8	14.7%
CDD operating margin	11.4%	10.5%	0.9%
General corporate expenses	(59.8)	(46.2)	29.3%
Total operating income	$1,047.1	$339.9	208.1%
LCD operating income was $964.6 for the three months ended September 30, 2020, an increase of 267.8% over operating income of $262.2 in the corresponding period of 2019, and LCD operating margin increased 20.8% basis points year-over-year. The increase was primarily due to the increase in COVID-19 Testing and LaunchPad savings, partially offset by the negative impact of PAMA of $20.0. The Company remains on track to deliver approximately $200.0 of net savings from its three-year LCD LaunchPad initiative by the end of 2021.
CDD operating income was $142.0 for the three months ended September 30, 2020, an increase over operating income of $123.8 in the corresponding period of 2019. The increase was primarily due to COVID Testing and LaunchPad savings, partially offset by higher personnel costs. The Company remains on track to deliver approximately $150.0 of net savings from its three-year CDD LaunchPad initiative by the end of 2020.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were 59.8 for the three months ended September 30, 2020, an increase of 29.3% over corporate expenses of 46.2 in the corresponding period of 2019. The increase in corporate expenses in 2020 was primarily due to the funding of the LabCorp Charitable Foundation.
Nine months ended September 30, 2020, compared with nine months ended September 30, 2019
Revenues

	Nine Months Ended September 30,
	2020	2019	Change
LCD	$6,098.8	$5,242.1	16.3%
CDD	3,479.4	3,376.4	3.0%
Intercompany eliminations and other	(90.0)	(17.1)	425.0%
Total	$9,488.7	$8,601.4	10.3%
Revenues for the nine months ended September 30, 2020, were $9,488.7, an increase of 10.3% from $8,601.4 during the nine months ended September 30, 2019. The increase in revenues was due to organic growth of 8.3%, acquisitions of 2.1%, and favorable foreign currency translation of 0.1%, partially offset by the disposition of a business of 0.2%. The 8.3% increase in organic revenue includes the 16.4% contribution from COVID-19 Testing, partially offset by the 8.3% reduction in the

INDEX

Company's organic Base Business due to the pandemic. The decline in the organic Base Business includes the negative impact from PAMA of 0.6%.
LCD revenues for the nine months ended September 30, 2020, were $6,098.8, an increase of 16.3% compared to revenues of $5,242.1 for the nine months ended September 30, 2019. The increase in revenue was due to organic growth of 14.9% and acquisitions of 1.4%. The 14.9% increase in organic revenue, was due to a 26.9% contribution from COVID-19 Testing, partially offset by a 12.0% decline of the organic Base Business due to the pandemic. The 12.0% decline of organic Base Business includes a 1.0% negative impact from PAMA and a 1.0% reduction due to the September 2019 nonrenewal of the BeaconLBS - UnitedHealthcare contract pertaining to the Florida market.
Total volume, measured by requisition, decreased by 0.7% as organic volume decreased by 2.3% and acquisition volume contributed grwoth of 1.6%. The organic volume decline includes increased demand for COVID-19 Testing of 14.7%, more than offset by a 17.0% reduction of organic Base Business due to the pandemic. Price/mix increased by 17.2% due to COVID-19 Testing of 12.3% and Base Business of 4.8%. The Base Business price includes the negative impact from PAMA of 1.0% and the non-renewal of the BeaconLBS contract of 1.0%.
CDD revenues for nine months ended September 30, 2020, were $3,479.4, an increase of 3.0% over revenues of $3,376.4 for the nine months ended September 30, 2019. The increase in revenue was primarily due to the benefit of acquisitions of 3.2%, favorable foreign currency translation of 0.4% and organic growth of 0.1%, partially offset by the disposition of a business of 0.6%. The increase in organic revenue was primarily driven by COVID-19 PCR testing through its Central Laboratories, partially offset by the negative impact from the pandemic. The pandemic continues to cause delays in clinical trial progression and associated testing, reductions in investigator site access, as well as interruptions to the supply chain particularly impacting the nonclinical business unit.
Cost of Revenues

	Nine Months Ended September 30,
	2020	2019	Change
Cost of revenues	$6,440.8	$6,169.6	4.4%
Cost of revenues as a % of revenues	67.9%	71.7%
Cost of revenues increased 4.4% during the nine months ended September 30, 2020, as compared with the corresponding period in 2019. Cost of revenues as a percentage of revenues during the nine months ended September 30, 2020, decreased to 67.9% as compared to 71.7% in the corresponding period in 2019. This decrease was primarily due to the impact of COVID-19, higher personnel costs (primarily driven by merit increases and one additional payroll day that predominantly impacted LCD), and PAMA, partially offset by LaunchPad savings.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	Change
Selling, general and administrative expenses	$1,211.3	$1,210.6	0.1%
Selling, general and administrative expenses as a % of revenues	12.8%	14.3%
During the nine months ended September 30, 2020, the Company incurred $15.3 of acquisition and divestiture related costs, $5.8 in COVID-related costs and $12.4 in management transition costs. In addition, the Company recorded $1.3 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $1.7 related to miscellaneous other items. These charges were offset by insurance proceeds of $10.0 related to the 2018 ransomware attack. These items increased selling, general and administrative expenses by $26.5.
During the nine months ended September 30, 2019, the Company incurred $53.9 in acquisition and divestiture costs, $8.2 in consulting expenses relating to fees incurred as part of its integration and management transition costs, $0.7 in costs related to the 2018 ransomware attack and $11.3 in costs related to the AMCA data breach. In addition, the Company recorded $7.4 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and reversed $13.9 related to the settlement of a contingent purchase price related to a 2016 acquisition. These items increased selling, general and administrative expenses by $67.6.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 12.5% and 13.3% during the nine months ended September 30, 2020, and 2019, respectively, primarily due to leveraging the Company's infrastructure on higher revenue, partially offset by a $15.0 initial contribution to establish the LabCorp Charitable Foundation which supports the Company's strategic mission to improve health and improve lives with contributions focused on health and welfare, education and community.

INDEX

Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2020	2019	Change
LCD	$77.3	$75.3	2.7%
CDD	107.3	103.7	3.5%
Total amortization of intangibles and other assets	$184.6	$179.0	3.1%
The increase in amortization of intangibles and other assets within both segments primarily reflects the impact of acquisitions occurring after September 30, 2019, partially offset by impairment of intangible assets recorded in fiscal 2020.
Goodwill and Other Asset Impairments

	Nine Months Ended September 30,
	2020	2019	Change
Goodwill and other asset impairments	$460.9	$—	N/A
During the nine months ended September 30, 2020, the Company recorded goodwill and other asset impairment charges of $460.9, $449.3 within CDD and $11.6 within LCD, representing 3.9% of the Company's total goodwill and intangible assets. The Company concluded that the fair value was less than carrying value for two of its reporting units and recorded goodwill impairment of $418.7 in the CDD segment and $3.7 in the LCD segment during the three months ended March 31, 2020. The Company recorded non-cash charges of $31.2 for the impairment of identifiable intangible assets during the nine months ended September 30, 2020, $30.5 within CDD and $0.7 within LCD. During the three months ended March 31, 2020, $2.7 and $7.3 impairment charges were recorded for tradename and software, respectively. During the three months ended September 30, 2020, additional impairment charges of $10.1 and $17.7 for customer relationships and technology intangible assets, respectively were recorded due to the loss of a contract from a prior acquisition. The Company also recorded an impairment for a note receivable related to an investment of $0.7 during the three months ended September 30, 2020.
Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2020	2019	Change
Restructuring and other charges	$38.9	$48.4	(19.6)%
During the nine months ended September 30, 2020, the Company recorded net restructuring and other charges of $38.9: $13.4 within LCD and $25.5 within CDD. The charges were comprised of $12.8 related to severance and other personnel costs, $11.0 for a CDD lab facility impairment, and $24.0 in facility closures, impairment of operating lease right-of use assets and general integration activities. The charges were offset by the reversal of previously established liability of $1.1 and $7.8 in unused severance costs and facility-related costs, respectively.
During the nine months ended September 30, 2019, the Company recorded net restructuring and other special charges of $48.4: $22.8 within LCD and $25.6 within CDD. The charges were comprised of $26.2 related to severance and other personnel costs along with $22.0 in costs associated with facility closures, impairment of operating lease right-of-use assets and general integration initiatives. The charges were increased by the adjustment of previously established reserves of $0.4 in facility reserves and decreased by a reversal of $0.2 in unused facility reserves.
Interest Expense

	Nine Months Ended September 30,
	2020	2019	Change
Interest expense	$(159.1)	(176.3)	(9.8)%
The decrease in interest expense for the nine months ended September 30, 2020, as compared with the corresponding period in 2019, is primarily due to a lower outstanding balance on term loans, lower variable interest rates, the repayment of the 2.625% senior notes and the 4.625% senior notes, partially offset by the issuance of $1,050.0 in debt securities in November 2019.
Equity Method Income

	Nine Months Ended September 30,
	2020	2019	Change
Equity method income, net	$(1.8)	$7.9	(123.0)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within LCD. The decrease in income for the nine months ended September 30, 2020, as compared with the corresponding period in 2019, was primarily due to the impairment of an equity method investment and decreased profitability of the Company's joint ventures.

INDEX

Other, net

	Nine Months Ended September 30,
	2020	2019	Change
Other, net	$(22.6)	$(18.2)	24.1%
The change in Other, net for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to an increase in the write-off or write down of certain of the Company's investments due to the negative impact of the COVID-19 global pandemic offset by lower foreign currency transaction losses. Foreign currency transaction losses of $6.4 were recognized for the nine months ended September 30, 2020, and losses of $10.7 were recognized in the corresponding period of 2019.
Income Tax Expense

	Nine Months Ended September 30,
	2020	2019	Change
Income tax expense	$358.0	$214.4	67.0%
Income tax expense as a % of earnings before income taxes	36.7%	26.4%
The 2020 tax rate was unfavorable to the 2019 tax rate due to impairment charges which were not deductible and or generated tax assets which require a valuation allowance.
Operating Income by Segment

	Nine Months Ended September 30,
	2020	2019	Change
LCD operating income	$1,451.5	$843.0	72.2%
LCD operating margin	23.8%	16.1%	7.7%
CDD operating income	(131.2)	277.6	(147.3)%
CDD operating margin	(3.8)%	8.2%	(12.0)%
General corporate expenses	(168.2)	(126.8)	32.6%
Total operating income	$1,152.2	$993.8	15.9%
LCD operating income was $1,451.5 for the nine months ended September 30, 2020, an increase of 72.2% over operating income of $843.0 in the corresponding period of 2019, and LCD operating margin increased 7.7% basis points year-over-year. The increase in operating income and margin were primarily due to the increase in COVID-19 Testing and LaunchPad savings, partially offset by a reduction in Base Business (primarily due to the pandemic) and higher personnel costs. The Company remains on track to deliver approximately $200.0 of net savings from its three-year, phase II of LCD LaunchPad initiative by the end of 2021.
CDD operating loss was $131.2 for the nine months ended September 30, 2020, a decrease over operating income of $277.6 in the corresponding period of 2019 and CDD operating margin decreased 12.0% basis points year-over-year. The decrease in operating income and margin was primarily due to the negative impact of COVID-19, specifically goodwill and other asset impairments of $449.3, and higher personnel costs, partially offset by organic demand, acquisitions, and LaunchPad savings. The Company is on track to deliver $150.0 of net savings from its three-year CDD LaunchPad initiative by the end of 2020.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $168.2 for the nine months ended September 30, 2020, an increase of 32.6% over corporate expenses of $126.8 in the corresponding period of 2019. The increase in corporate expenses in 2020 was primarily due to higher personnel costs, including executive transition costs, COVID-19 related expenses and the funding of the LabCorp Charitable Foundation.
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

INDEX

In summary, the Company's cash flows were as follows for the nine months ended September 30, 2020, and 2019, respectively:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$1,360.7	$874.9
Net cash used for investing activities	(515.2)	(1,131.0)
Net cash provided by (used for) financing activities	(516.4)	196.7
Effect of exchange rate changes on cash and cash equivalents	0.6	(6.3)
Net increase (decrease) in cash and cash equivalents	$329.7	$(65.7)
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2020, and 2019, totaled $667.2 and $361.1, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the nine months ended September 30, 2020, the Company's operations provided $1,360.7 of cash as compared to $874.9 during the same period in 2019. The $485.8 increase in cash provided from operations in 2020 as compared with the corresponding 2019 period is primarily due to higher cash earnings partially offset by higher working capital. For the first nine months of 2020, operating cash flow benefited from income and payroll tax deferrals, but was negatively impacted by the increase in COVID-19 Testing related supplies and accounts receivable. In addition, operating cash flow included $132.1 in CARES Act Provider Relief Funds, which the Company plans to return in the fourth quarter of 2020. Based on current expectations of the impact of COVID-19, the Company expects to continue to generate positive cash flows from operating activities, however, should the COVID-19 impact worsen or last longer than anticipated, the Company may see a significant decline in cash flows from operating activities. For more information regarding the risks associated with the COVID-19 and its impact on the Company's business, see Risk Factors in Part II - Item IA.
Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2020, was $515.2 as compared to net cash used for investing activities of $1,131.0 for the nine months ended September 30, 2019. The change in cash used for investing activities was primarily due to a decrease in business acquisitions during the nine months ended September 30, 2020. Capital expenditures were $282.3 and $272.0 for the nine months ended September 30, 2020, and 2019, respectively.
Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2020, was $516.4 compared to net cash provided by financing activities of $196.7 for the nine months ended September 30, 2019. The change in cash flows from financing activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, were primarily due to net financing proceeds from the term loan and revolving credit facilities in 2019 of $600.0, compared to the redemption of $412.2 in senior notes in 2020 offset by a $300.0 reduction in share repurchases.
The Company's revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions.
Under the Company's term loan credit facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facility and the revolving credit facility at September 30, 2020, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
On August 17, 2020, the Company redeemed the remaining $412.2 of its 4.625% Senior Notes due November 15, 2020, using available cash on hand and borrowings under its revolving credit facility.
At September 30, 2020, the Company had $667.2 of cash and $997.0 of available borrowings under its revolving credit facility, which does not mature until 2022. In May 2020, in order to obtain increased financial covenant flexibility, the Company and its lenders entered into amendments to the term loan facility and the revolving credit facility to increase the maximum leverage ratio to 5.0x debt to last twelve months EBITDA for the three month periods ending June 30, September 30 and December 31, 2020, and 4.5x for period ended March 31, 2021. From and including the period ending June 30, 2021 the maximum leverage ratio reverts back to 4.0x. The amendments also provide that during any period in which the Company's leverage ratio exceeds 4.5x debt to last twelve months EBITDA (i) the company will be prohibited from consummating share

INDEX

repurchases, subject to limited exceptions, (ii) borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.25% or a base rate plus a margin of 0.25%, (iii) the facility fee that the Company is required to pay on the aggregate commitments under the revolving credit facility will be 0.25% per annum, and (iv) borrowings under the term loan facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.175% or a base rate plus a margin of 0.175%.
At the end of 2019, the Company had outstanding authorization from the board of directors to purchase up to $900.0 of Company common stock. As of September 30, 2020, the Company had outstanding authorization from the board of directors to purchase up to $800.0 of the Company's common stock. The repurchase authorization has no expiration date. The Company reinstated its share repurchase program in October 2020 following the temporary suspension of stock repurchases beginning in March 2020 due to the impact of the COVID-19 pandemic.
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
Foreign Currency Exchange Rates
Approximately 11.0% of the Company's revenues for the nine months ended September 30, 2020, and approximately 12.6% of the Company's revenue for the nine months ended September 30, 2019, were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the third quarter of 2020 and the year ended December 31, 2019, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the nine months ended September 30, 2020, by approximately $2.2. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $52.4 and $(45.4) at September 30, 2020, and 2019, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2020, the Company had 38 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through October 2020 with a notional value totaling approximately $564.6. At December 31, 2019, the Company had 34 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2020 with a notional value totaling approximately $369.2.
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
Borrowings under the Company's term loan credit facility and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of September 30, 2020, and December 31, 2019, the Company

INDEX

had $375.0 and $375.0, respectively, of unhedged variable debt from the 2019 term loan credit facility and $0.0 and $0.0, respectively, outstanding on its revolving credit facility.
The Company exited the remaining fixed-to-variable interest rate swap arrangement in August 2020, in connection with the redemption of the 4.625% Senior Notes due 2020.
Each quarter-point increase or decrease in the variable rate would result in the Company's interest expense changing by approximately $0.9 per year for the Company's unhedged variable rate debt.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated herein by reference.

Item 1A. Risk Factors
The risk factors set forth below update, and should be read in conjunction with, the risk factors set forth in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended. With the exception of the following, there have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
The Company has diverted resources to developing and enhancing the accessibility of COVID-19 testing, while at the same time taking certain steps with respect to its business strategy in order to increase cash flexibility. For example, the Company

INDEX

temporarily suspended its share repurchase program, applied a heightened threshold to acquisition activity, and delayed some of its non-COVID-19 related capital expenditures. These measures, and any other measures the Company has taken and will continue to take to mitigate COVID-19, may be insufficient to ensure the financial stability of the Company, or may have other adverse impacts on the Company’s business, results of operations, cash flows, and financial position. Additionally, if the pandemic continues for an extended period of time, the Company may be forced to prioritize its application of resources to the continued mitigation of COVID-19, at the expense of other potentially profitable opportunities or initiatives, such as through the development of new products or selected business acquisitions.
If the Company does not respond appropriately to the COVID-19 pandemic, or if the Company’s customers do not perceive its response to be adequate, the Company could suffer damage to its reputation, which could adversely affect its business.
On March 11, 2020, the outbreak of COVID-19 was declared a global pandemic and containment and mitigation measures were recommended; six days prior to this characterization, the Company announced the availability of its LabCorp 2019 Novel Coronavirus (COVID-19) PCR test, which detects the presence of the underlying virus that causes COVID-19, for use with patients who meet current guidance for evaluation of infection with COVID-19. On April 9, 2020, the Company announced an agreement to collaborate on a comprehensive U.S.-based COVID-19 patient data registry. The Company also launched a self-collection kit for its COVID-19 PCR test under an emergency use authorization from the FDA, as well as expanded availability of antibody tests to detect antibodies to the virus that causes COVID-19. The Company has performed approximately 22 million COVID-19 tests, which represents about 19 million PCR tests and over 3 million antibody tests. The Company continues to increase capacity for COVID-19 PCR testing but the Company's testing capacity is dependent on access to multiple testing platforms and the availability of equipment and testing supplies and key personnel. The Company's central laboratory business has also seen a significant increase in demand for sample collection supplies and kits for clinical trials testing, which has caused some delays in delivery of kit orders. Despite the Company's efforts to expand capacity and access to COVID-19 testing and clincial trials collection kits, the Company may not be successful in meeting expectations, and the Company’s customers and other stakeholders may perceive the Company’s responses to the pandemic as insufficient, inadequate or not equivalent to or better than competitors, including with respect to the availability of testing, collection kits, and the amount of time it takes for delivery of test results or fulfillment of kit orders. Factors that may be out of the Company’s control, such as the availability of equipment, supplies, and key personnel and geographical changes in demand, may impact the Company’s ability to meet customer demand and the Company's other responses to the COVID-19 pandemic, and may have an adverse effect on the Company’s operations. Any such disruptions could result in negative publicity, and the Company could suffer damage to its reputation, which could adversely affect its business, results of operations, cash flows, and financial position.
The success of the Company is dependent in part on the efforts of its management team and employees, and the COVID-19 pandemic could divert or hinder the Company’s human capital resources, which may adversely affect the Company’s operations.
The Company’s management team and employees have been acutely focused on efforts to respond to and mitigate COVID-19, including developing COVID-19 Testing. The Company has been continuously working to increase the number of tests that can be performed and improve the time for delivering test results. The Company’s management team is also working closely with federal and state authorities, health officials, and other key constituencies to make testing available to patients who meet the CDC criteria for who should be tested, and Department of Health and Human Services (HHS) guidance for prioritization of testing. These response efforts have required, and will continue to require, a large investment of time and resources that would otherwise be focused on the development and growth of the Company. Further, the Company's ability to maintain and expand testing capacity depend upon maintaining and expanding its employee population. If the Company’s management team or employees become unavailable due to illness or from other related factors, its operations could be materially adversely affected.
The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption that could have an adverse impact on the Company’s financial position, including with respect to the Company’s ability to repay its senior notes when due and maintain its maximum leverage ratio covenant under its term loan facility and revolving credit facility.
While the Company believes that it maintains a solid financial position, including a strong balance sheet, investment grade ratings, and significant access to credit, the sweeping nature of the rapidly-evolving COVID-19 pandemic has created cascading effects, all of which are difficult to predict. If the pandemic continues to create disruptions or turmoil in the credit and financial markets, the Company’s ability to access capital on favorable terms and continue to meet its liquidity needs in the future could be adversely impacted. The Company may also experience greater than normal impact due to fluctuations in foreign exchange rates and interest rates, decreased sales volumes, changes in employment rates and health insurance coverage, the speed of the anticipated recovery, the ability of its customers to pay for its services, and governmental and business reactions to the pandemic, all of which are highly uncertain and cannot be predicted. The Company implemented several measures in order to increase cash flexibility in light of these economic uncertainties, including temporarily suspending its share repurchase program, applying a heightened threshold to acquisition activity, and delaying some of its non-COVID-19 related capital

INDEX

expenditures. These measures, and any other measures the Company may take to mitigate COVID-19, may be insufficient to ensure the financial stability of the Company, and may have other adverse impacts on the Company’s business, results of operations, cash flows, and financial position.
In May 2020, the Company and its lenders entered into amendments to the term loan facility and the revolving credit facility to increase the maximum leverage ratio covenant to 5.0x debt to last twelve months EBITDA for each of the three month periods ending June 30, September 30, and December 31, 2020, and 4.5x debt to last twelve months EBITDA for the three month period ending March 31, 2021. Violation of that covenant could preclude the Company from borrowing on the revolving credit facility and require repayment of its term loan of $375.0, if demanded by a majority of the Company's bank group. There can be no assurance that the Company will be able to maintain compliance with this modified covenant due to the uncertainties of the Company's financial performance as a result of the COVID-19 pandemic. If the Company were not able to do so, any future covenant amendment or waiver that the Company may need or seek in the future may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections. There can be no assurance that the Company would be able to obtain additional amendments or waivers in a timely manner, on acceptable terms, or at all.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended September 30, 2020, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 - July 31	—	$—	—	$800.0
August 1 - August 31	—	—	—	800.0
September 1 - September 30	—	—	—	800.0
	—	$—	—	$800.0
As of September 30, 2020, the Company had outstanding authorization from the board of directors to purchase up to $800.0 of the Company's common stock. The repurchase authorization has no expiration date. The Company reinstated its share repurchase program in October 2020 following the temporary suspension of stock repurchases beginning in March 2020 due to the impact of the COVID-19 pandemic.
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

October 29, 2020