Form 10-K
period 2020-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2021-02-25
CIK 920148

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ].

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

Index

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.              Yes ☒ No [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [☐] No [X].

As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $15.2 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 97.6 million shares as of February 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2020, are incorporated by reference into Part III.

Index

Index

Summary of Material Risks
Laboratory Corporation of America® Holdings together with its subsidiaries (Labcorp® or the Company) is subject to a variety of risks and uncertainties, including risks that could have a material adverse effect on its business, consolidated financial condition, revenues, results of operations, profitability, reputation, and cash flows. This summary should be read together with the more detailed description of the risks that the Company deems material described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K (Annual Report) and should not be relied upon as an exhaustive summary of the material risks facing the Company’s business. In addition to the following summary, investors should carefully consider all of the information set forth in this Annual Report, before deciding to invest in any of the Company’s securities. The risks below are not the only ones that the Company faces. Additional risks not presently known to the Company, or that it presently deems immaterial, may also negatively impact the Company. This Annual Report also includes forward-looking statements, immediately following this risk summary, that involve risks or uncertainties. The Company’s results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere.
Risks Related to the COVID-19 Pandemic
a.The effects of the COVID-19 pandemic could have material adverse impacts on the Company’s business, results of operations, cash flows, and financial position.
b.If the Company does not respond appropriately to the ongoing COVID-19 pandemic, or if the Company’s customers do not perceive its response to be adequate, the Company could suffer damage to its reputation, which could adversely affect its business.
c.The success of the Company is dependent in part on the efforts of its management team and employees, and the COVID-19 pandemic could divert or hinder the Company’s human capital resources.
d.The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption that could have an adverse effect on the Company’s financial position.
Risks Related to Regulatory and Compliance Matters
a.Changes in payer regulations or policies, insurance regulations or approvals, or changes in or interpretations of, other laws, regulations or policies in the U.S. or globally may have a material adverse effect upon the Company.
b.The Company could face significant monetary damages and penalties and/or exclusion from government programs if it violates anti-fraud and abuse laws.
c.The Company’s business could be harmed from the loss or suspension of a license or imposition of fines or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), or those of Medicare, Medicaid or other national, state, or local agencies in the U.S. and other countries where the Company operates laboratories.
d.Failure of the Company or its third party service providers to comply with privacy and security laws and regulations could result in fines, penalties, and damage to the Company’s reputation with customers and have a material adverse effect upon the Company’s business.
e.The Company’s international operations could subject it to additional risks and expenses that could have a material adverse impact on the business or results of operations, including exposure to liabilities under tax, trade, anti-corruption, and data privacy laws.
f.Failure to comply with the regulations of drug regulatory agencies could result in fines, penalties, and sanctions and have a material adverse effect upon the Company.
g.Failure to conduct animal research in compliance with animal welfare laws and regulations could result in fines, penalties, and sanctions and have a material adverse effect upon the Company.
h.U.S. Food and Drug Administration (FDA) regulation of diagnostic products and increased FDA regulation of laboratory-developed tests (LDTs) could result in increased costs, fines, and penalties.
i.Failure to comply with U.S., state, local or international environmental, health and safety laws and regulations, including the U.S. Occupational Safety and Health Administration Act, and the U.S. Needlestick Safety and Prevention Act, could result in fines and penalties.
Risks Related to the Company’s Business
a.General or macro-economic factors in the U.S. and globally may have a material adverse effect upon the Company, and a significant deterioration in the economy could negatively impact testing volumes, drug development services, cash collections, and the availability of credit.
b.Healthcare reform and changes to related products, changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have a material adverse effect on the Company's revenues, profitability, and cash flow.
c.Changes in government regulation or in practices relating to the biopharmaceutical industry could decrease the need for certain services that the Company provides.

Index

d.Increased competition, including price competition, could have an adverse effect on the Company’s revenues and profitability.
e.Failure to obtain and retain new customers, the loss of existing customers or material contracts, or a reduction in services or tests ordered or specimens submitted by existing customers, or the inability to retain existing and/or create new relationships with health systems could impact the Company’s ability to successfully grow its business.
f.Discontinuation or recalls of existing testing products, failure to develop or acquire licenses for new or improved testing technologies, and competition from new products and technologies could adversely affect the Company’s business.
g.Operations may be disrupted and adversely impacted by the effects of adverse weather, natural disasters, geopolitical events, public health crises, hostilities or acts of terrorism, acts of vandalism, and other catastrophic events outside of the Company's control.
h.Changes or disruption in services, supplies, or transportation provided by third parties could adversely affect the Company’s business.
i.A failure to identify and successfully close and integrate strategic acquisition targets could have a material adverse effect on the Company's business objectives and its revenues and profitability.
j.Continued and increased consolidation of managed care organizations (MCOs), biopharmaceutical companies, health systems, physicians, and other customers could adversely affect the Company's business.
k.Unproductive labor environment, union strikes, work stoppages, union or works council negotiations, or failure to comply with labor or employment laws could adversely affect the Company's operations and have a material adverse effect upon the Company's business.
l.An inability to attract and retain experienced and qualified personnel, including key management personnel, could adversely affect the Company’s business.
m.Global economic conditions and government and regulatory changes, including, but not limited to, those arising from the U.K.'s exit from the European Union (EU), could adversely affect the Company’s business and results of operations.
Risks Related to Financial Matters
a.The Company bears financial risk for contracts that, including for reasons beyond the Company's control, may be underpriced, subject to cost overruns, delayed, terminated or reduced in scope.
b.A significant increase in the Company’s days sales outstanding could have an adverse effect on the Company’s business, including its cash flow, by increasing its bad debt or decreasing its cash flow.
c.The Company's Drug Development segment revenues depend on the biopharmaceutical industry, including biopharmaceutical companies' R&D spending, ability to raise capital, reimbursement from governmental programs or commercial payers, and biopharmaceutical industry trends and other economic conditions.
d.Foreign currency exchange fluctuations could have a material adverse effect on the Company’s business.
e.The Company’s uses of financial instruments to limit its exposure to interest rate and currency fluctuations could expose it to risks and financial losses that may adversely affect the Company’s financial condition, liquidity, and results of operations.
f.The Company’s level of indebtedness could adversely affect the Company’s liquidity, results of operations and business.
Risks Related to Technology and Cybersecurity
a.Failure to maintain the security of information relating to the Company, or its customers, patients, or vendors, whether as a result of cybersecurity attacks on the Company’s information systems or otherwise, could damage the Company’s reputation, cause it to incur substantial additional costs, result in litigation and enforcement actions, and materially adversely affect the Company’s business and operating results.
b.Failure or delays in the Company’s information technology systems, including the failure to develop and implement updates and enhancements to those systems, could disrupt the Company’s operations or customer relationships.
c.The Company depends on third parties to provide services critical to the Company's business, and depends on them to comply with applicable laws and regulations. Breaches of the information technology systems of third parties could have a material adverse effect on the Company's operations.
Risks Related to Legal Matters
a.Adverse results in material litigation matters could have a material adverse effect upon the Company’s business.
b.The failure to successfully obtain, maintain and enforce intellectual property rights and defend against challenges to the Company’s intellectual property rights could adversely affect the Company.
c.Changes in tax laws and regulations or the interpretation of such may have a significant impact on the financial position, results of operations and cash flows of the Company.
d.If the Company fails to perform contract research services in accordance with contractual requirements and regulatory standards, the Company could be subject to significant costs or liability.

Index

FORWARD-LOOKING STATEMENTS

In this Annual Report, the Company makes, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements relate to future events and expectations and can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements speak only as of the time they are made and are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein, including in the “Summary of Material Risks” above and in the “Risk Factors” section of this Annual Report, and in the Company’s other public filings, press releases, and discussions with Company management, including:
1.changes in government and third-party payer regulations, reimbursement, or coverage policies or other future reforms in the U.S. healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., health insurance exchanges) affecting governmental and third-party coverage or reimbursement for commercial laboratory testing, including the impact of the U.S. Protecting Access to Medicare Act of 2014 (PAMA);
2. significant monetary damages, fines, penalties, assessments, refunds, repayments, damage to the Company's reputation, unanticipated compliance expenditures, and/or exclusion or debarment from or ineligibility to participate in government programs, among other adverse consequences, arising from enforcement of anti-fraud and abuse laws and other laws applicable to the Company in jurisdictions in which the Company conducts business;
3. significant fines, penalties, costs, unanticipated compliance expenditures, and/or damage to the Company’s reputation arising from the failure to comply with applicable privacy and security laws and regulations, including the U.S. Health Insurance Portability and Accountability Act of 1996, the U.S. Health Information Technology for Economic and Clinical Health Act, the European Union's General Data Protection Regulation and similar laws and regulations in jurisdictions in which the Company conducts business;
4.    loss or suspension of a license or imposition of fines or penalties under, or future changes in, or interpretations of applicable licensing laws or regulations regarding the operation of clinical laboratories and the delivery of clinical laboratory test results, including, but not limited to, CLIA and similar laws and regulations in jurisdictions in which the Company conducts business;
5.     penalties or loss of license arising from the failure to comply with applicable occupational and workplace safety laws and regulations, including the U.S. Occupational Safety and Health Administration requirements, the U.S. Needlestick Safety and Prevention Act, and similar laws and regulations in jurisdictions in which the Company conducts business;
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
8.    changes in testing guidelines or recommendations by government agencies, medical specialty societies, and other authoritative bodies affecting the utilization of laboratory tests;
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
10.    changes in government regulations or reimbursement pertaining to the biopharmaceutical and medical device and diagnostic industries, changes in reimbursement of biopharmaceutical products, or reduced spending on research and development by biopharmaceutical and medical device and diagnostic customers;

Index

11.    liabilities that result from the failure to comply with corporate governance requirements;
12. increased competition, including price competition, potential reduction in rates in response to price transparency and consumerism, competitive bidding and/or changes or reductions to fee schedules, and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;
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
14.     failure to retain or attract MCO business as a result of changes in business models, including risk based or network approaches, out-sourced laboratory network management or utilization management companies, or other changes in strategy or business models by MCOs;
15.     failure to obtain and retain new customers, an unfavorable change in the mix of testing services ordered, or a reduction in tests ordered, specimens submitted, or services requested by existing customers, and delays in payments from customers;
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
31.    failure to obtain, maintain, and enforce intellectual property rights for protection of the Company's products and services and defend against challenges to those rights;
32.    scope, validity, and enforceability of patents and other proprietary rights held by third parties that may impact the Company's ability to develop, perform, or market the Company's products or services or operate its business;

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
35.    a failure in the Company's information technology systems, including with respect to testing turnaround time and billing processes, or the failure of the Company or its third-party suppliers and vendors to maintain the security of business information or systems or to protect against cybersecurity attacks such as denial of service attacks, malware, ransomware, and computer viruses, or delays or failures in the development and implementation of the Company’s automation platforms, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;
36.    business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, general labor unrest or failure to comply with labor or employment laws;
37.     failure to maintain the Company's days sales outstanding levels, cash collections (in light of increasing levels of patient responsibility), profitability and/or reimbursement arising from unfavorable changes in third-party payer policies, payment delays introduced by third party utilization management organizations, and increasing levels of patient payment responsibility;
38.    impact on the Company's revenues, cash collections, and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by Standard & Poor's and/or Moody's;
39.    failure to maintain the expected capital structure for the Company, including failure to maintain the Company's investment grade rating, or leverage ratio covenants under its term loan facility and revolving credit facility;
40.     changes in reimbursement by foreign governments and foreign currency fluctuations;
41.     inability to obtain certain billing information from physicians, resulting in increased costs and complexity, a temporary disruption in receipts, and ongoing reductions in reimbursements and revenues;
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
44.     changes in tax laws and regulations or changes in their interpretation, including the U.S. Tax Cuts and Jobs Act;
45.    global economic conditions and government and regulatory changes, including, but not limited to those arising from the U.K.'s exit from the European Union; and
46.    effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, liquidity, and collections, and the actions the Company, or governments, have taken or may take in response, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic, including the availability and accuracy and timeliness of delivery of any tests that the Company develops, collaborates on, or provides for the detection of COVID-19, and the availability and timeliness of its drug development services.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, any forward-looking statements should not be unduly relied upon.

Index

PART I
Item 1.       BUSINESS
Labcorp® is a leading global life sciences company that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its strong diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives. With over 72,400 employees, the Company serves clients in more than 100 countries.
Through its Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD) segments, the Company provides diagnostic, drug development, and technology-enabled solutions for more than 160 million patient encounters per year, or more than 3 million patients per week. The Company also supports clinical trial activity in approximately 100 countries through its industry-leading central laboratory, preclinical, and clinical development businesses.
The breadth of the Company's offerings has resulted in revenue growth of 23%, and operating income growth of 84%, from 2018 through 2020. The Company believes that its diversified service offerings across drug development and diagnostics also help to balance the impact of changes in the global economic and healthcare systems, and the influence of unplanned events such as the COVID-19 pandemic.
For the period ended December 31, 2020, the Company generated revenues of $13,978.5 million, diluted earnings per share of $15.88, and had a total operating cash flow of $2,135.3 million.
The Company believes that science, technology and innovation are behind its successes and are foundational to its future. The Company's commitment to leading with science and innovation enables it to improve the health and lives of people around the world.
Rebranding
In December 2020, the Company announced an evolution of its brand identity, to highlight the pivotal role the Company plays in healthcare and showcase the power of the Company’s combined diagnostic and drug development offerings through one powerful brand. As part of the rebranding, the Company introduced a new company logo and has begun associating its business unit brands with the Labcorp name. The Company’s drug development segment, formerly referred to as Covance Drug Development, became Covance by Labcorp for a transition period, and by mid-2021 is expected to transition to Labcorp Drug Development. The Company's diagnostics segment, formerly referred to as LabCorp Diagnostics, is transitioning to the Labcorp name and new logo during 2021.

Enterprise Strategy
Labcorp is positioned at the convergence of research and care delivery to enable more precise and individualized healthcare, bringing together world-class diagnostics and drug development capabilities.
The Company believes that it can continue to expand its role in the rapidly evolving healthcare environment by advancing the following strategic priorities:
1.Leveraging the Power of the Company’s Combined Capabilities
The combination of Dx’s and DD’s core capabilities and scientific and technological expertise uniquely enables the Company to create compelling solutions for clients. The Company’s combined strengths allow it to help biopharmaceutical and medical device partners design better clinical studies, execute those studies faster through enhanced patient recruitment, take greater advantage of virtual and hybrid study options, and satisfy post-market surveillance requirements. For example, the Company can advance companion and complementary diagnostics and other precision medicine innovations that match patients with targeted treatments based on genomics and other individual characteristics because of its experience, resources and data in both drug development and diagnostics. Through comprehensive integration of those capabilities, the Company has a unique opportunity to extend its position as a market leader in the development and commercialization of new therapies and tests, by providing data, insights, and answers for doctors, drug developers, and the public.
2. Advancing the Company's Leadership Position in Oncology
Oncology continues to receive significant investment in research and treatment, but despite decades of focus and research, it is still an area of great unmet medical need. The Company believes the diagnosis and treatment of cancer is expected to be the fastest-growing therapeutic area for the near future.
As oncology's standard of care trends towards the adoption of precision medicine, providers are relying on advanced testing to identify patients who will benefit from new, targeted treatments that are more effective, and usually have fewer side effects, than traditional treatments like chemotherapy. The Company is expanding its leadership through strategic partnerships in oncology testing, major customer wins in late-stage clinical trials, and the recruitment of leaders in the field to further build the

Index

Company's oncology team. In addition, the Company’s strong connections with patients, physicians, and health systems, along with its extensive data, are powerful tools to support the Company's leadership role in diagnosing and treating cancer and its goal of improving patient outcomes.
3. Integrating Artificial Intelligence, Data, Digitalization and Analytics Across the Company's Business
Advances in technology have impacted nearly every business, and healthcare more than most. By maximizing the use of technology, and in particular advances in artificial intelligence, data, digitalization, and analytics, the Company strives to improve operating efficiency and create new, differentiated products and services that the Company believes will help its customers and will deliver better care to patients.
Artificial intelligence helps the Company to better predict trends, such as where and when demand for certain tests is likely to change, which supports more efficient use of supplies, staffing adjustments, and the Company’s advanced logistics to route testing to the most appropriate laboratories to deliver results quickly. Artificial intelligence capabilities and advanced logistics have played an important role in the Company’s response to the demand for COVID-19 polymerase chain reaction (PCR) testing.
The Company creates, and has access to, significant volumes of data. By applying advanced analytics, the Company can help its customers improve their processes and reach better outcomes. The Company’s repository of test results help study sponsors assess patients' eligibility for clinical trials more quickly and accurately, enroll those patients faster, shorten the time needed for regulatory submission, and accelerate the availability of new medicines.
Digitalization is affecting every aspect of the Company’s business. For example, healthcare providers now have multiple ways to retrieve and analyze their patients' health data; MCOs have various tools to manage their membership; consumers can more readily access testing and their results to have more control over their care; and decentralized clinical trials can help remove barriers that have slowed or prevented studies from being conducted in the past. As the Company experienced in 2020, digitalization also allowed many of the Company’s employees to quickly shift from working in traditional offices to working remotely in response to COVID-19.
4. Putting Customers at the Center of All the Company Does
Labcorp serves a broad range of customers, including MCOs, biopharmaceutical, medical device and diagnostics companies, governmental agencies, physicians and other healthcare providers, hospitals and health systems, employers, patients and consumers, contract research organizations (CROs), and independent clinical laboratories. The Company prioritizes a consistent, coordinated focus across all aspects of the Company's operations, placing the customer at the center of its services, with the objective of becoming the customer's primary partner for solutions to their needs. Customer feedback, communication of best-practices and lessons learned, and robust employee training with respect to the needs of its customers are all methods that the Company employs to provide a top customer experience.
The introduction of the Company’s new branding is intended to send a clear signal of who the Company is, what it does, and how it is differentiated from its competitors. It is the Company's goal that the Labcorp brand represents a promise to its customers about how they will be treated, and the levels of service, quality, and innovation that the Company will deliver.
5. Evaluate and Execute on High-Growth Opportunities
The Company has a long history of disciplined use of capital to invest in the growth of the business. The Company has made significant investments in the deployment of new technologies through both licensing and internal research and development, strategic and fold-in acquisitions, and establishing collaborative partnerships with other leading companies and organizations that share the Company’s goals and expectations.
The Company continually evaluates its business and the broader healthcare and life sciences markets to proactively identify and assess:
•potential growth opportunities;
•business areas that might not support continued growth and should be revamped or divested;
•acquisition targets that meet its criteria for quality, value, and return on investment;
•new products that would successfully integrate with or extend the Company’s offerings; and
•a balanced formula for capital allocation.
Through continued focus on these priorities, the Company expects to be in the optimal position to make tough, disciplined choices that maximize shareholder value, better protect the Company from market fluctuations and outside impacts, and fuel significant, profitable revenue growth.

Index

COVID-19 Response
The Company has been intensely focused on supporting the fight against COVID-19 since the earliest stages of the pandemic.
Diagnostic Testing and Clinical Trial Leadership
In tandem with the first confirmed cases, the Company began preparations to be able to offer diagnostic testing to identify cases of COVID-19, working closely with diagnostic manufacturers and suppliers, and with regulators and public health authorities.
On March 5, 2020, the Company became the first commercial laboratory in the U.S. to launch PCR testing for COVID-19, and the Company received Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) on March 16, 2020. That was the first of a steady series of innovations introduced by the Company to rapidly expand COVID-19 test capacity, options, access, and efficiency. These COVID-19 innovations include:

•the first FDA EUA for an at-home collection kit on its Pixel by Labcorp® platform;
•the first digital COVID-19 service, which is also available through healthcare providers from the Company’s Labcorp at Home offering;
•early participation in COVID-19 research projects in collaboration with partners that included Adaptive Biotechnologies, Microsoft, and Pacific Biosciences;
•introduction of new test options to increase test capacity, throughput, and efficiency to maximize use of supplies, including the introduction of a new method to extract RNA from samples using heat and technology; and
•the increased use of robotics and automation in the PCR testing process.
The Company has steadily increased its COVID-19 test capacity, from several thousand PCR tests per day in early March to 275,000 per day by the end of 2020. The Company performed over 31 million PCR tests and nearly 4 million antibody tests in 2020.
As a result, the Company developed an expertise and understanding of COVID-19 that led to it becoming a leader in supporting clinical trials of potential treatments and vaccines for the virus. By the end of 2020, the Company had won approximately 440 COVID-19 trial and study opportunities, from small nonclinical programs to late-stage clinical trials.
Base Business Normalization
In the initial months of the COVID-19 pandemic, the Company experienced a significant drop in its non-COVID-19 business (Base Business) as patients avoided routine medical care and most elective and non-emergency procedures were postponed. This decline, coupled with the suspension of most global clinical trial activity resulted in a negative impact to the Company's Base Business in the latter part of the first quarter and initial part of the second quarter of 2020. By the end of the second quarter of 2020, however, the Company experienced a steady recovery in its Base Business, which continued through the third quarter of 2020. During the fourth quarter, the Dx Base Business volume recovery flattened with volumes below prior year in the high single digits. Throughout 2020, the Company's PCR and antibody COVID-19 testing (COVID-19 Testing) has helped to more than offset the pressure experienced in the Base Business.
COVID-19 Outlook
COVID-19 has had, and continues to have, an extensive impact on the global health and economic environments. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the business, given the continued unpredictability and the corresponding government restrictions and customer behavior.
While the Company anticipates that COVID-19 will continue to have a significant impact on its business through 2021 and potentially beyond, the Company expects that the rollout of COVID-19 vaccines will likely lead to a gradual decline in the demand for COVID-19 Testing. As a result, COVID-19 Testing demand is not predicted to match 2020 levels. However, the Company believes that other diagnostic testing should continue to expand, and both COVID-19 and non-COVID-19 drug development activity is expected to grow in 2021.
Capital Allocation
The Company believes it has a strong track record of deploying capital to investments that enhance the Company's business and return capital to shareholders.
During 2020, the Company invested $267.6 million in strategic business acquisitions. The acquisitions have expanded the Company’s service offerings, expanded its customer and revenue mix, and strengthened and broadened the scope of its geographic presence. The Company continues to evaluate acquisition opportunities that leverage the Company’s core

Index

competencies, complement existing scientific and technological capabilities, increase the Company’s presence in key geographic, therapeutic and strategic areas, and meet or exceed the Company’s financial criteria.
During 2020, the Company purchased 0.6 million shares of its common stock at an average price of $178.85 for a total cost of $100.0 million. After making these purchases in the first quarter, the Company temporarily suspended its share repurchase program as a part of the fiscal measures it took in response to the uncertainty of the COVID-19 pandemic, to preserve liquidity and financial flexibility. The Company reinstated its share repurchase program in the fourth quarter but made no additional purchases in 2020. At the end of 2020, the Company had a remaining authorization with no expiration date to purchase an additional $800.0 million of Company common stock.
During 2020, capital expenditures were $381.7 million and the Company also repaid $412.2 million of its Senior Notes. The Company expects capital expenditures in 2021 to be approximately 4.0% of revenues, primarily in connection with projects to support growth in the Company's core businesses, facility expansion and updates, projects related to both ongoing and new LaunchPad initiatives, and further acquisition integration initiatives.
The Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.
Seasonality and External Factors
The Company experiences seasonality across its business. For example, testing volume generally declines during the year-end holiday period and other major holidays and can also decline due to inclement weather or natural disasters. Declines in testing volume reduce revenues, operating margins and cash flows. Operations are also impacted by changes in the global economy, exchange rate fluctuations, political and regulatory changes, the progress of ongoing studies and the startup of new studies, as well as the level of expenditures made by the biopharmaceutical industry in R&D. In 2020, as discussed in more detail elsewhere in Item 1, COVID-19 had significant impact on the Company. This impact included both the effect of the Company’s response to the virus through its testing and drug development services and the effect of COVID-19 on the global economy and how that affected demand for the Company’s non-COVID-19 services.
In 2020, approximately 10.7% of the Company's revenues were billed in currencies other than the U.S. dollar, with the Swiss franc, British pound, Canadian dollar, and the euro representing the largest components of its currency exposure. Given the seasonality and changing economic factors impacting the business, comparison of the results for successive quarters may not accurately reflect trends or results for the full year.
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
The matters discussed in this “Business” section should be read in conjunction with the Consolidated Financial Statements found in Item 8 of Part II of this Annual Report, which include additional financial information about the Company. This Annual Report includes forward-looking statements that involve risks or uncertainties. The Company’s results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risk factors described in Item 1A of Part I of this Annual Report and elsewhere. For more information about forward-looking statements, see “Forward-Looking Statements” included prior to Part I in this Annual Report.
The Company's Business
The Company experienced growth across all key financial metrics in 2020.

	Years Ended December 31,
	2020	2019
Revenues	$13,978.5	$11,554.8
Gross profit	$4,952.8	$3,252.5
Operating income	$2,445.4	$1,330.2
Net earnings attributable to Laboratory Corporation of America Holdings	$1,556.1	$823.8
Cash flows from operating activities	$2,135.3	$1,444.7
Basic earnings per common share	$15.99	$8.42
Diluted earnings per common share	$15.88	$8.35

Index

The Company reports its business in two segments, Dx and DD. In 2020, Dx and DD contributed 65% and 35%, respectively, of revenues to the Company, and in 2019 contributed 60% and 40%, respectively. Nearly all of Dx’s revenues are generated in the U.S., with a smaller portion in Canada and a relatively small amount in the rest of the world. DD’s revenues are nearly evenly split between the U.S. and the rest of the world, with approximately 49% derived from the U.S. and approximately 51% from other countries. Although this allocation of revenues provides some protection from economic shifts in any one country, it is still heavily tilted towards the U.S. As a result, the Company continues to actively explore new and expanded business opportunities outside the U.S. to further diversify its sources of revenues. The Company's revenues by segment payers/customer groups and by geography for the years ended December 31, 2020, 2019 and 2018 are as follows:

	For the Year Ended December 31, 2020				For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
	North America	Europe	Other	Total	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	20%	—%	—%	20%	17%	—%	—%	17%	18%	—%	—%	18%
Patients	6%	—%	—%	6%	8%	—%	—%	8%	8%	—%	—%	8%
Medicare and Medicaid	7%	—%	—%	7%	8%	—%	—%	8%	9%	—%	—%	9%
Third-party	32%	—%	—%	32%	27%	—%	—%	27%	27%	—%	—%	27%
Total Dx revenues by payer	65%	—%	—%	65%	60%	—%	—%	60%	62%	—%	—%	62%

DD
Biopharmaceutical and medical device companies	17%	11%	7%	35%	21%	12%	7%	40%	19%	12%	7%	38%

Total revenues	82%	11%	7%	100%	81%	12%	7%	100%	81%	12%	7%	100%

Dx Segment
During 2020, the Dx segment generated $9,253.4 million in total revenues and $2,634.9 million in operating income, resulting in an operating margin of 28.5%.

Dollars in millions	Year Ended December 31,
	2020	2019
Revenues	$9,253.4	$7,000.1
Operating income	$2,634.9	$1,086.0
Dx is an independent clinical laboratory business. It offers a comprehensive menu of frequently requested and specialty testing through an integrated network of primary and specialty laboratories across the U.S. This network is supported by a sophisticated information technology system, with more than 75,000 electronic interfaces to deliver test results, nimble and efficient logistics, and local labs offering rapid response testing.
Dx also provides patient access points, strategically and conveniently located throughout the U.S., including nearly 2,000 patient service centers (PSCs) operated by Dx and more than 6,000 in-office phlebotomists who are located in customer offices and facilities. Although testing for healthcare purposes and customers who provide healthcare services represents the most significant portion of the clinical laboratory industry, clinical laboratories also perform testing for other purposes and customers, including employment and occupational testing, DNA testing to determine parentage and to assist in immigration eligibility determinations, environmental testing, wellness testing, toxicology testing, pain management testing, and medical drug monitoring. Dx offers an expansive test menu including a wide range of clinical, anatomic pathology, genetic and genomic tests, and regularly adds new tests and improves the methodology of existing tests to enhance patient care. Dx also offers consumer-initiated wellness testing available online through its Pixel by Labcorp® platform, which saw growth and increased consumer awareness in 2020 as a result of offering the first at-home collection kit for COVID-19 PCR testing to receive an EUA from the FDA and the first to receive an EUA for retail availability without a prescription. The COVID-19 at-home collection kits are also available for healthcare providers to order for their patients through Labcorp at Home.
Through the dedicated effort of approximately 42,000 employees, Dx typically processes tests for more than 3 million patient encounters each week.
As part of an ongoing commitment to be an efficient and high value provider of laboratory services, beginning in 2015, Dx implemented a comprehensive business process improvement initiative, referred to as LaunchPad, to reengineer its systems and processes to create a sustainable and more efficient business model, and to improve the experience of all stakeholders. Dx achieved its goals for the initial phase of LaunchPad of delivering both short- and long-term savings, and implementing system

Index

and process improvements that are expected to continue to yield benefits for the foreseeable future. Dx has subsequently extended LaunchPad, adding new enterprise-wide projects and establishing the initiative as an ongoing continuous improvement program. Dx’s LaunchPad initiative is currently on track to deliver approximately $200.0 million in net savings for the period of late 2018 through the end of 2021, while incurring approximately $40.0 million in one-time implementation costs.
The Dx business can be categorized into the following components:

Service	Key Features
Testing Operations and Productivity
•Network of PSCs offering specimen selection services
•Comprehensive, nimble supply chain for transferring specimens across the entire life cycle of a patient sample
•1-2 day turnaround time for most test results, with the vast majority of results delivered electronically to healthcare providers
•Rigorous standard of quality - 27 regional/specialty labs hold ISO 15189 certification

Testing and Related Services
•Standard Testing Services - frequently-ordered tests used in regular patient care include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, PAP tests, hemoglobin A1C, prostate-specific antigen (PSA), tests for sexually transmitted diseases (e.g. chlamydia, gonorrhea, trichomoniasis and human immunodeficiency (HIV), and hepatitis C (HCV)), vitamin D, microbiology cultures and procedures, and alcohol and other substance-abuse tests
•Specialty Testing Services - industry leader in gene-based and esoteric testing; advanced tests target specific diseases and use new technologies including anatomic pathology/oncology, cardiovascular disease, coagulation, diagnostic genetics, endocrinology, infectious disease, women's health, pharmacogenetics, parentage and donor testing, occupational testing services, medical drug monitoring services, chronic disease programs, and kidney stone prevention
•Dx offers a range of health and wellness services to employers and MCOs, including health fairs, on-site and at-home testing, vaccinations and health screenings

Development of New Tests
•Approximately 100 new tests launched in 2020
•Active diagnostics and therpeutics research division: Nearly 700 studies, articles, and presentations produced in 2020
•Continuous investing, internally and externally, in new testing technologies and advanced testing capabilities

Development of New Tests
A range of services and support using proprietary technologies to improve the customer and patient experience and provide convenient access to data and analytics, including:
•More than 6 million enhanced clinical decision support (CDS) reports delivered to physicians and health systems
•Online and mobile applications allowing patients to check test results, schedule appointments and manage their accounts
•Patient self-service apps for scheduling PSC visits, checking in upon arrival, and completing documentation, expediting and improving the patient experience
•Online applications for MCOs and accountable care organizations (ACOs) to obtain test results and quality data

Effect of U.S. Market Changes on the Clinical Laboratory Business
The delivery of, and reimbursement for, healthcare continues to change in the U.S., impacting all stakeholders, including the clinical laboratory business. Medicare (which principally serves patients who are 65 and older), Medicaid (which principally serves low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of healthcare services. Measures to regulate healthcare delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by imposing new, increasingly complex regulatory and administrative requirements. The government also has continued to adjust the Medicare and Medicaid fee schedules at the national and local level, and Dx believes that pressure to reduce government reimbursement will continue.
Fees for most laboratory services reimbursed by Medicare are established in the Clinical Laboratory Fee Schedule (CLFS) and fees for other testing reimbursed by Medicare, primarily related to pathology, are covered by the Physician Fee Schedule (PFS). During 2020, approximately 8.8% of Dx’s revenue was reimbursed under the CLFS (11.7% in 2019), and approximately 0.4% was reimbursed under the PFS (0.6% in 2019). Over the past several years, Dx has experienced governmental reimbursement reductions as a direct result of several Congressional acts and regulatory initiatives, the most significant of which was PAMA. PAMA, which became law on April 1, 2014, and which went into effect on January 1, 2018, resulted in a

Index

net reduction in reimbursement revenue of approximately $72.0 million in 2020 from all payers affected by the CLFS (approximately $107.0 million in 2019). These laws include provisions designed to control healthcare expenses reimbursed by government programs through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing, and new methods to establish and adjust fees.
In 2020, Dx realized a net reduction of approximately $0.5 million in PFS revenue, driven by reductions in reimbursement for flow cytometry procedures ($1.9 million in 2019). In 2020, Dx realized an increase of approximately $10.1 million in aggregate Medicare reimbursement associated with the suspension of sequestration through December of 2020 as a result of provisions included in the CARES Act. In 2021, Dx anticipates it will realize increases of approximately $0.3 million in PFS revenue and $4.1 million in aggregate Medicare reimbursement associated with the extended suspension of sequestration through March 2021 as a result of provisions included in the Omnibus Appropriations and Coronavirus Relief Package.
Beginning in 2018, under PAMA, the Centers for Medicare and Medicaid Services (CMS) of the U.S. Department of Health and Human Services (HHS) set the CLFS using the weighted median of reported private payer prices paid to certain laboratories that receive a majority of their Medicare revenue from the CLFS and PFS and that bill Medicare under their own National Provider Identifier (NPI). Applicable labs, including Dx, were required to begin reporting their test-specific private payer payment amounts to CMS during the first quarter of 2017. CMS used that private market data to calculate weighted median prices for each test (based on applicable current procedural technology (CPT) codes) to represent the new CLFS rates beginning in 2018, subject to certain phase-in limits. For 2018-2020, a test price could not be reduced by more than 10.0% per year. As a result of provisions included within the CARES Act, passed by Congress in 2020, PAMA rate reductions for 2021 have been suspended, and therefore the Company will not experience any incremental reimbursement rate impact due to PAMA in 2021.
For 2022-2024, a test price cannot be reduced by more than 15.0% per year. The process of data reporting and repricing will be repeated every three years for Clinical Diagnostic Laboratory Tests (CDLTs) beginning in 2022. Under current law, as revised in the CARES Act, the next data reporting period for CDLTs (based on data collected in 2019) will occur during the first quarter of 2022, and new CLFS rates for CDLTs will be established based on that data beginning in 2023, subject to the previously described phase-in limits. The subsequent data reporting period for CDLTs (based on data collected in 2023) will occur during the first quarter of 2025, and new CLFS rates for CDLTs will be established based on that data beginning in 2026. CLFS rates for 2025 and subsequent periods will not be subject to phase-in limits. CLFS rates for Advanced Diagnostic Laboratory Tests will be updated annually.
The American Clinical Laboratory Association (ACLA) has filed a federal civil action challenging the legal basis for the data collection methodology CMS used to derive the data from which the median prices were calculated. Since the initial data collection, CMS has revised its PAMA regulations to increase the number of hospital outreach labs that will be required to report private market data in future collections. Reports by the U.S. Government Accountability Office (GAO) and the HHS Office of Inspector General (OIG) on PAMA implementation have identified certain instances of actual or potential increased Medicare expenditures under PAMA that could result in further efforts to amend PAMA by Congress.
ACLA continues to work with Congress on potential legislative reform of PAMA, which if adopted could reduce the negative impact of PAMA as currently implemented by CMS. Under the Laboratory Access for Beneficiaries (LAB) Act, the Medicare Payment Advisory Commission is required to conduct a study and make recommendations to Congress on ways to improve data collection, reporting, and rate setting under PAMA to achieve, in a less burdensome manner, CLFS rates that accurately and fairly reflect private market rates. The Company supports the ongoing efforts to prevent or lessen the negative impact of the changes to the CLFS pursuant to PAMA, and the full impact of those efforts, and what the long-term effect will be on the CLFS rates is not yet known.
Further healthcare reform could occur in 2021, including changes to the ACA and Medicare reform, initiatives to address surprise billing and increased price transparency, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.
In addition, market-based changes have affected and will continue to affect the clinical laboratory business. Reimbursement from commercial payers for diagnostic testing may shift away from traditional, fee-for-service models to alternatives, including value-based, bundled pay-for-performance, and other risk-sharing payment models. The growth of the managed care sector and consolidation of MCOs present various challenges and opportunities to Dx and other clinical laboratories.
The Company serves many MCOs. These organizations have different contracting philosophies, which are influenced by the design of their products. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates. Other MCOs adopt broader networks with generally uniform fee structures for participating clinical laboratories. In some cases, those fee structures are specific to independent clinical laboratories, while the fees paid to hospital-based and physician-office laboratories may be different, and are typically higher. MCOs may also offer Managed Medicare or

Index

Managed Medicaid plans. In addition, some MCOs use capitation rates to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement arrangement, the clinical laboratory receives a per-member, per-month payment for an agreed upon menu of laboratory tests provided to MCO members during the month, regardless of the number of tests performed. For the year ended December 31, 2020, capitated contracts with MCOs accounted for approximately $319.0 million, or 3.4%, of Dx's revenues. Dx's ability to attract and retain MCO customers has become even more important as the impact of various healthcare reform initiatives continues, including expanded health insurance exchanges and ACOs.
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
Despite the overall negative market changes regarding reimbursement discussed above, Dx believes that the volume of clinical laboratory testing is positively influenced by several factors, including the expansion of Medicaid, managed care, and private insurance exchanges. In addition, Dx believes that increased knowledge of the human genome and continued innovation in laboratory medicine will continue to foster greater appreciation of the value of gene-based diagnostic assays. Additional factors that may lead to future volume growth include an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies) for the diagnosis of disease, and the general aging of the U.S. population. Dx also believes that it and other large, independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of market factors, primarily related to a continued drive to improve outcomes and reduce costs across the healthcare system. Dx believes that its enhanced and growing esoteric menu of tests, leading position with companion diagnostics, broad geographic footprint, and operating efficiency provide a strong platform for growth.
DD Segment
During 2020, the DD segment generated $4,877.7 million in total revenue and $37.3 million in operating income, resulting in an operating margin of 0.8%.

Dollars in millions	Year Ended December 31,
	2020	2019
Revenues	$4,877.7	$4,578.1
Operating income	$37.3	$411.5
DD provides end-to-end drug development, medical device and companion diagnostic development solutions from early-stage research to clinical development and commercial market access. Its customers are comprised of biopharmaceutical, medical device, and diagnostic companies across the world. With more than 28,000 employees worldwide and a global network of operations, DD offers deep expertise in early development and clinical trials in each therapeutic area. DD collaborated on 87% of the novel drugs approved by the U.S. FDA in 2020, including 86% of the novel oncology drugs and 88% of the rare and orphan disease drugs. Through its industry-leading central laboratory business it supports clinical trial activity in approximately 100 countries. In late 2018, the Company commenced a series of LaunchPad projects focused on DD, which delivered in excess of $150.0 million of net savings through 2020.

Index

Service	Key Features
Preclinical Services
•Lead optimization: connects early discovery activities to regulated pre-clinical studies
•Analytical services: bioanalytical testing services offering appropriate dose and frequency of drug administration
•Safety assessment: general, genetic, and immunotoxicology services; nonclinical pathology; safety pharmacology services; preclinical medical device services; respiratory services; and developmental and reproductive toxicology (DART) studies
•Chemistry manufacturing services: robust, cost-effective solutions in the areas of safety, identity, strength, quality, and purity assessments for biologics
•Early phase development solutions: focused, multidisciplinary teams of experts that craft integrated solutions to identify and develop lead drug candidates and reduce development challenges
•Crop protection and chemical testing: Consulting services for chemical manufacturers and other firms engaged in the development of modern crop protection technology

Central Laboratory Services
•Clinical laboratory services for individuals participating in clinical studies
•Provided to biopharmaceutical customers through its global network of central laboratories in the U.S., Europe, and Asia
•Operates world's largest automated clinical trial sample collection kit production line that enables kits to be produced with 5.5 sigma precision
•Seven ISO 15189-certified laboratories
•Collaborated with more than 60 clients on more than 180 companion diagnostic projects in 2020

Clinical Development and Commercialization Services
•Comprehensive range of services including the full service delivery of Phase I through IV clinical studies, along with a wide offering of functional service provider solutions
•Dedicated group experienced in conduct of trials for medical devices and diagnostics to provide services for expanding market in medical devices
•Leader in clinical pharmacology
•Wide range of commercialization solutions including life cycle management and post-approval studies
•Market access solutions

Technology Solutions
Proprietary digital tools and services providing customer with greater access to key insights and results, as well as improved trial management, enhanced transparency, quality, and speed of clinical trials, that results in reduced costs and increased market potential for customers:
•Patient-facing software applications supporting virtual, hybrid, and traditional trials
•Metrics and benchmarking applications for trial performance monitoring and optimization
•Award-winning informatics software suite for risk-based quality management across clinical trials
•Patient randomization and Clinical Supply Management

Human Capital
The purpose-driven mission of the Company is “improving health and improving lives.” Given the nature of the Company's global life sciences business, the Company's employees are critical to its success. It takes the efforts and focus of all of the Company's specialized and highly skilled employees to deliver the power of the combined Dx and DD segments to patients and customers throughout the world. The COVID-19 pandemic during 2020 provided unique challenges to the Company, and its employees were paramount to the Company's ability to meet the increasing needs of patients and customers.
Workforce Demographics
The Company's future success is dependent on its continued capabilities to recruit, develop, and retain a specialized and highly skilled global workforce, and the Company believes that it has good working relationships with its employees. The Company's 72,400 employees are globally dispersed, with 77% in the U.S. and Canada, 10% in the Asia region, 13% in the EMEA region, and less than 1% in the Latin American region. The Company's workforce is 61% in the Dx segment and 39% in the DD segment, with 90% full-time, and 10% part-time. Approximately 3.6% of the Company's global workforce is employed under a collective bargaining agreement. To manage fluctuations in volume and other business demands, the Company uses contingent labor to supplement its workforce by approximately 10%.
Throughout the pandemic, a significant portion of the Company's employees have been working diligently to serve patients and customers. To meet the increased demands of the pandemic, the Company increased its global workforce by 12.5% during

Index

2020. To promote the safety and welfare of its employees, the Company transitioned those employees who do not work with patients, animals, in labs or logistics, to remote working.
Diversity and Inclusion
The Company has a diverse workforce with a broad range of unique experiences and talents. The Company believes that the diversity of its employees and its inclusive programs contribute to a healthy, productive, and respectful work environment.
Workforce Diversity Profile:
United States: Gender and Ethnicity

U.S. Employees	Male	Female	White	Total Non White	Black	Hispanic	Asian	Other
Executive/Managerial	40%	60%	70%	30%	13%	6%	9%	2%
Professional and Sales	34%	66%	62%	38%	14%	7%	14%	3%
Technician/Admin/Operatives	24%	76%	45%	55%	29%	14%	8%	4%
Totals	29%	71%	52%	48%	23%	12%	10%	3%

Total U.S. headcount on payroll as of 12/31/20, excluding casual employees and event workers employed by Labcorp Staffing Solutions.

Global: Gender

Global Employees - Gender
Male
29%
Female
71%
Male
Female

Global Employees, Managers/Executives - Gender
Male
40%
Female
60%
Male
Female

Total U.S. headcount on payroll as of 12/31/20, excluding casual employees and event workers employed by Labcorp Staffing Solutions.
The social unrest and unique impact of the pandemic around the world in 2020 provided the Company an opportunity to refocus efforts to further improve its diversity profile for the benefit of employees, patients, and customers. The Company appointed a new Chief Diversity and Inclusion Officer (CDIO), who reports dually to the Chief Executive Officer (CEO) and Chief Human Resources Officer (CHRO). The CDIO also provides periodic reports to the Compensation and Human Capital Committee of the Board of Directors.
The Company’s key diversity and inclusion priorities going forward include: empowering inclusive leadership, developing and sustaining a diverse talent pipeline, and creating an environment for engagement across the Company and in its communities. The Company's leadership is engaging with its six employee resource groups with 50 chapters around the world, to drive these diversity and inclusion priorities.
In 2021, the Company was recognized for the fourth consecutive year as a Best Place to Work for LGBTQ Equality with a perfect score from Human Rights Campaign's Corporate Equality Index, the nation's premier benchmarking survey and report on corporate policies and practices related to LGBTQ workplace equality. The Company was also named to FORTUNE® magazine's 2021 List of World's Most Admired Companies, making the annual list for the third time, as well as the 2020 List of World's Best Employers and as one of Forbes' 2020 List of the Best Employers for New Graduates.
Compensation and Benefits
As the Company's business becomes increasingly complex, global, mobile, and technology-enabled, it recognizes the importance of having compensation and benefits programs that provide sufficient flexibility to attract and retain the specialized and skilled talent needed to move the business forward. The Company continually monitors market activity and employee movement to maintain competitiveness in a dynamic life sciences industry.

Index

During the pandemic, the Company has taken steps to protect our competitive positioning with a focus on front line workers, given their on-premises direct interaction with patients and the handling of specimens and results throughout the supply chain and operations. Although the Company initially suspended discretionary payments, such as the annual merit adjustments and U.S. 401K company contributions, in July 2020, as business improved, the Company retroactively reinstated both programs, returning over $100 million back to our employees globally. In addition, during 2020, the company provided over $50 million in discretionary incentives and awards to our employees globally to thank and reward them for their response to the pandemic. The Company also made over $8 million in broad, off-cycle wage rate adjustments, primarily to its U.S. non-exempt employees.
The Company is focusing on enhancing our benefits positioning by not increasing employee contributions in 2021 for the U.S. non-union medical, dental, and vision plans, as well as providing disability coverage at no cost to U.S. non-union employees. In the area of wellness, the Company covered the cost or provided a subsidy to all global employees for flu shots to protect their health and safety, as well as the health and safety of patients and customers. The Company built these enhancements on top of other benefits and wellness programs, such as in the U.S. medical plans where the Company subsidizes part of the monthly contributions for employees earning less than $50,000 annually and provides up to $1,000 in medical reimbursements for engaging in healthy activities. The Company also provides U.S. employees a $300 fitness reimbursement to encourage healthy lifestyles.
Development and Training
Because the life sciences industry is heavily regulated, the Dx and DD segments require a significant investment in technical training to prepare their workforces to meet the necessary standards to run and manage business operations. Across the enterprise considerable attention is focused on employee skills training.
While the technical training is important to the Company’s success in differentiating its science and technology, the Company also invests in training for the professional development of its talent and to retain its best employees for future opportunities in the Company. In 2020, 3,500 employees attended professional development webinars consisting of 7,000 hours of professional development. To strengthen leadership capabilities, the organization provided 6,200 hours of core leadership training to early in career leaders. Finally, the expanded mentoring program had 2,100 employees participate with 10,200 mentoring hours recorded from April to December 2020.
The pandemic has provided challenges to the ability to provide both technical and leadership training. The Company has adapted by utilizing technology to deliver unique virtual learning and development opportunities.
Health and Safety
The nature of the Dx and DD business segments requires employees to work directly with patients, handle, process or test human specimens on a daily basis. As a result, the health and safety of the Company's employees is a primary concern. The Company has established procedures, processes and controls, including providing personal protective equipment (PPE) to protect our employees. During the pandemic, the Company supplied more than 250 million units of PPE to employees, including personal cloth facemasks for each employee, N95 respirators, and ear-loop masks, gloves, face shields and disposable lab coats.
Employee Giving
The COVID-19 crisis left many communities and individuals facing health challenges and financial crisis. Through the Company’s U.S. annual Employee Giving Campaign, donations helped to support the American Cancer Society, American Heart Association, American Diabetes Association, American Red Cross Disaster Relief, United Way, and the National Urban League. The National Urban League was added based on feedback from the Company's employees requesting a charity focused on social and economic justice. The Company and its employees focused their efforts on helping the underserved in 2020 by donating to local food pantries and shelters, by supporting educational programs aimed at helping to provide students and teachers with the resources they needed during the pandemic and supporting a number of patient assistance programs aimed at helping the underserved while they received care. In addition, the Company established the Labcorp Charitable Foundation which supports the Company’s strategic mission of improving health and improving lives with contributions focused on health and welfare, education and community.
Customers
The Company provides its services to a broad range of customers across Dx and DD. The primary customer groups serviced by the Company include:
•MCOs. The Company serves many MCOs, each of which operate on a national, regional, or local basis.

Index

•Biopharmaceutical, Medical Device, and Diagnostics Companies. The Company provides development services to hundreds of biopharmaceutical (including pharmaceutical and biotechnology-based organizations), medical device, and diagnostics companies, ranging from the world's largest multi-nationals to emerging, mid-market companies.
•Physicians and Other Healthcare Providers. Physicians who require clinical laboratory testing for their patients are a primary source of requests for Dx's testing services.
•Hospitals and Health Systems. The Company provides hospitals and health systems with services ranging from core and specialty testing to supply chain and technical support services, and the opportunity to be a research partner for participation in studies and clinical trials with DD. In some cases, a hospital’s on-site laboratory may be operated or managed by an outside contractor or independent laboratory, including the Company.
•Other Customers. The Company serves a broad range of other customers, including, but not limited to, governmental agencies, employers, patients and consumers, CROs, crop protection and chemical companies, academic institutions and independent clinical laboratories.
Sales, Marketing, and Customer Service
The Company offers its services through a sales force focused on serving the specific needs of customers in different market segments. The Company's sales force is responsible for both new sales and for customer retention and relationship building.
For Dx, these market segments generally include primary care, women's health, specialty medicine (e.g., infectious diseases, endocrinology, gastroenterology, and rheumatology), oncology, ACOs, and hospitals and health systems, with different representatives focused on each segment to better understand and respond to the unique needs of each clinical area. DD’s global sales organization provides customer coverage across the biopharmaceutical industry for services including lead optimization, preclinical safety assessment, analytical services, clinical trials, central laboratories, biomarkers, and companion diagnostics, market access and technology solutions. As part of its ongoing strategic priority to maximize the power of the combined, sales representatives from each business segment work together on outreach to potential customers of each business, including hospitals and health systems that may purchase testing and participate in clinical trials, or biopharmaceutical companies whose studies may benefit from use of Dx’s specialty testing or network of PSCs.

In 2020, the Company initiated a greater emphasis on establishing a centralized marketing program to support both of its primary business segments, rather than separate programs for each segment. The Company anticipates that this will provide further support for fully leveraging the power of its combined capabilities, and it is also aligned with the Company’s rebranding initiative, which was launched in December 2020.
Market Opportunity
Dx
The Company believes that in 2020, the U.S. clinical laboratory testing industry generated revenues of more than $80 billion. The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical and anatomical pathology laboratories, such as those operated by Dx.

The clinical laboratory business is intensely competitive. CMS has estimated that in 2020 there were approximately 9,100 hospital-based laboratories, more than 121,000 physician-office laboratories and approximately 6,500 independent clinical and anatomic pathology laboratories in the U.S. Dx competes with all of those laboratories.

Dx believes that the selection of a laboratory is primarily based on the following factors, all of which the Company believes it competes favorably in:
•quality, timeliness and consistency in reporting test results;
•reputation of the laboratory in the medical community or field of specialty;
•contractual relationships with MCOs;
•service capability and convenience;
•number and type of tests performed;
•connectivity solutions offered; and
•pricing of the laboratory’s services.

Dx believes that consolidation in the clinical laboratory testing business will continue. In addition, Dx believes that it and other large, independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of factors, including cost efficiencies afforded by large-scale automated testing, mergers and acquisitions of complementary businesses, changes in payment models to performance and value-based reimbursement to deliver better outcomes at lower cost, and the increasing importance of large, integrated service networks. In

Index

addition, legal restrictions on physician referrals and physician ownership of laboratories, as well as ongoing regulation of laboratories, are expected to continue to contribute to the ongoing consolidation of the industry.
DD
 Drug development services companies like DD are also referred to as CROs and typically derive substantially all of their revenue from research and development (R&D), as well as marketing expenditures, of the biopharmaceutical industry.
Outsourcing of R&D services by biopharmaceutical companies to CROs has increased in the past, and is expected to continue increasing in the future. Increasing pressures to improve return on investment, to increase R&D productivity, to stay abreast of scientific advances and to comply with stringent government regulations have all contributed to this outsourcing to CROs. A CRO provides biopharmaceutical companies flexibility in aligning resources to demand. In the face of mounting complexity, the investment and amount of time required to develop new products are significant and have been increasing. These trends create opportunities for DD and other CROs that can help make the development process more efficient.
The drug development industry has many participants ranging from hundreds of small providers to a limited number of large CROs with global capabilities. DD competes against these small and large CROs, as well as in-house departments of biopharmaceutical, medical device and diagnostic companies, and to a lesser extent, selected academic research centers, universities and teaching hospitals.
DD believes that customers selecting a CRO often consider the following factors, all of which the Company believes it competes favorably in:
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
•ability to manage large-scale clinical trials both domestically and internationally, including the recruitment of appropriate and sufficient clinical trial subjects;
•size and scale; and
•access to talent.
Quality
Dx and DD have comprehensive quality systems and processes appropriate for their respective businesses. The Company's quality programs are overseen by Dx's National Office of Quality, DD’s Global Regulatory Compliance and Quality Assurance Unit, DD's clinical trial services global vendor management department, DD's central laboratory services expanded laboratory management services department, and the Company's global supply chain management department and project management staff. The Company has procedures for monitoring its internal performance, as well as that of its vendors, suppliers, and other key stakeholders. In addition, various groups and departments within the Company provide oversight to monitor and control vendor products and performance, and play an essential role in the Company’s approach to quality through improvements in processes and automation.
Virtually all facets of the Company’s services are subject to quality programs and procedures, including accuracy and reproducibility of tests; turnaround time; customer service; data integrity; patient satisfaction; and billing. The Company’s quality program includes measures that compare current performance against desired performance goals to monitor critical aspects of service to its customers and patients. This includes licensing, credentialing, training and competency of professional and technical staff, and internal auditing. In addition to the Company's own quality programs, the Company’s laboratories, facilities and processes are subject to on-site regulatory agency inspections and accreditation evaluations, in addition to surveys and proficiency testing, by local or national government agencies; independent external accrediting programs; and inspections and audits by customers.

Index

Thirty-four of the Company's laboratories have received ISO-15189 accreditation, demonstrating that they meet international standards for quality and technical competence.
Information Systems
The Company is committed to developing and commercializing technology-enabled solutions to support its operations and provide better care. The Company operates standard platforms for its core business services and its financial and reporting systems. These standard systems provide consistency within workflows and information as well as a high level of system availability, security, and stability. The primary laboratory systems include standardized support for molecular diagnostics, digital pathology and enhanced specialty laboratory solutions. The Company's centralized information systems are responsible for tremendous operational efficiencies, enabling the Company to achieve consistent, structured, and standardized operating results and superior patient care.
In addition, Dx and DD each offer proprietary and industry-leading information systems, which are discussed in more detail in the sections dedicated to each of those segments.
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
Regulation of Clinical Laboratories
Virtually all clinical laboratories operating in the U.S. must be certified by the federal government or by a federally approved accreditation agency. In most cases, that certification is regulated by CMS through CLIA, which requires that applicable clinical laboratories meet quality assurance, quality control, and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Clinical laboratories in locations other than the U.S. are generally subject to comparable regulation in their respective jurisdictions.
Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high-complexity testing are required to meet more stringent requirements than moderate-complexity laboratories. Laboratories performing only waived tests, which are tests determined by the FDA to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most CLIA requirements. All major and many smaller Company facilities hold CLIA certificates to perform high-complexity testing. The Company's remaining smaller testing sites hold CLIA certificates to perform moderate-complexity testing or a certificate of waiver. The sanctions for failure to comply with CLIA requirements include suspension, revocation, or limitation of a laboratory's CLIA certificate, which is necessary to conduct business; cancellation or suspension

Index

of the laboratory's approval to receive Medicare and/or Medicaid reimbursement; as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on the Company.
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
FDA and Other Regulatory Agency Laws and Regulations
Various regulatory agencies, including the FDA in the U.S., have regulatory responsibility over the development, testing, manufacturing, labeling, advertising, marketing, distribution, storage, import, export, and surveillance of diagnostic and therapeutic products and services, including certain products and services offered by the Company, and the development of therapeutic products that comprise the majority of DD’s business. The FDA and other regulatory agencies periodically inspect and review the manufacturing processes and product performance of diagnostic and therapeutic products. The FDA and other regulatory agencies also periodically inspect clinical study sites and CROs that conduct clinical trials, including test facilities that perform tests on samples from human subjects enrolled in such clinical studies of drugs, biologics, and medical devices. These agencies have the authority to take various administrative and legal actions for noncompliance, such as fines, withdrawal of product approval, warning or untitled letters, seizures, recalls, injunctions and other civil and criminal sanctions. There are similar national and regional regulatory agencies in the jurisdictions outside the U.S. in which the Company operates.
Since 2014, there have been ongoing discussions and advocacy between stakeholders, including the clinical laboratory industry, the FDA, and Congress, about potential FDA regulation of laboratory-developed tests (LDTs), which are assays developed and performed in-house by clinical laboratories and can be made available to the public without pre-market review by the FDA (although COVID-19 diagnostic PCR LDTs have been subject to FDA pre-market requirements as modified by guidance issued by FDA on February 29, 2020, as a consequence of the national health emergency). Various regulatory and legislative proposals are under consideration, including some that could increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the Company is difficult to predict at this time.
DD’s laboratory facilities and Dx's clinical laboratory facilities that perform testing in support of clinical trials, must conform to a range of standards and regulations, including good laboratory practice (GLP) and good clinical practice (GCP), good manufacturing practice (cGMP), human subject protection and investigational product exemption regulations, and quality system regulation (QSR) requirements, as applicable. The preclinical and clinical studies that the Company conducts are subject to periodic inspections by the FDA as well as other regulatory agencies in the jurisdictions outside the U.S. in which the Company operates, which may include, without limitation, the Medicines and Healthcare products Regulatory Agency (MHRA) in the U.K., the European Medicines Agency, the National Medical Products Administration in China, and the Pharmaceuticals and Medical Devices Agency in Japan, to determine compliance with GLP and GCP as well as other applicable standards and regulations. If a regulatory agency determines during an inspection that the Company’s equipment, facilities, laboratories, operations, or processes do not comply with applicable regulations and GLP and/or GCP standards, the regulatory agency may issue a formal notice, which may be followed by a warning letter if observations are not addressed satisfactorily. Noncompliance may result in, among other things, unanticipated compliance expenditures, or the regulatory agency seeking civil, criminal or administrative sanctions and/or remedies against the Company, including suspension of its operations.
Additionally, certain DD services and activities, such as chemistry, manufacturing, and controls (CMC) services and manufacturing of investigational medicinal products for use in certain Phase I studies managed by DD, must conform to cGMP. DD is subject to periodic inspections by the FDA and the MHRA, as well as other regulatory agencies in the jurisdictions outside the U.S. in which the Company operates, in order to assess, among other things, cGMP compliance. If a regulatory agency identifies deficiencies during an inspection, it may issue a formal notice, which may be followed by a warning letter if observations are not addressed satisfactorily. Failure to maintain compliance with cGMP regulations and other applicable requirements of various regulatory agencies could result in, among other things, fines, warnings or untitled letters, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, product seizures or recalls, injunctions, or criminal prosecution.

Index

Animal Welfare Laws and Regulations
The conduct of animal research at DD’s facilities in the U.S. must be in compliance with the AWA, which governs the care and use of warm-blooded animals for research in the U.S. other than laboratory rats, mice, and chickens, and is enforced through periodic inspections by the U.S. Department of Agriculture (USDA). The AWA establishes facility standards regarding several aspects of animal welfare, including housing, ventilation, lighting, feeding and watering, handling, veterinary care, and recordkeeping. DD complies with licensing and registration requirement standards set by the USDA and similar agencies in foreign jurisdictions such as the European Union, the U.K., and China for the care and use of regulated species. If the USDA determines that DD’s equipment, facilities, laboratories or processes do not comply with applicable AWA standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. The USDA may impose fines, suspend and/or revoke licenses and registrations, or confiscate research animals. Other countries where the Company conducts business have similar laws and regulations with which the Company must also comply. In addition, certain of DD’s animal-related activities may be subject to regulation by the U.S. Centers for Disease Control and Prevention (CDC), the Office of Laboratory Animal Welfare of the National Institutes of Health, the U.S. Fish and Wildlife Service, and similar organizations in other jurisdictions.
Payment for Clinical Laboratory Services
In 2020, Dx derived approximately 11.3% of its revenue directly from traditional Medicare and Medicaid programs. In addition, Dx's other commercial laboratory testing business that is not directly related to Medicare or Medicaid nevertheless depends significantly on continued participation in these programs and in other government healthcare programs, in part because customers often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce healthcare costs, including reducing reimbursement for clinical laboratory services.
Reimbursement under the Medicare PFS is capped at different rates in each Medicare Administrative Contractor's jurisdiction. Pursuant to PAMA, reimbursement under the CLFS is set at a national rate that is updated every three years for most tests. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Laboratories primarily bill and are reimbursed by Medicare and Medicaid directly for covered tests performed on behalf of Medicare and Medicaid beneficiaries; for beneficiaries that participate in Managed Medicare and Managed Medicaid plans, laboratory bills are submitted to and paid by MCOs that manage those plans. Approximately 8.8% of Dx's revenue is reimbursed directly by Medicare under the CLFS.
Many pathology services performed by Dx are reimbursed by Medicare under the PFS. The PFS assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The PFS is also subject to adjustment on an annual basis. Such adjustments can impact both the conversion factor and relative value units. The Sustainable Growth Rate (SGR), the formula previously used to calculate the fee schedule conversion factor, would have resulted in significant decreases in payment for most physician services for each year since 2003. However, Congress intervened repeatedly to prevent these payment reductions, and the conversion factor was increased or frozen for the subsequent year. The Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) permanently replaced the SGR formula and transitioned PFS reimbursement to a value-based payment system. MACRA retroactively avoided a 21.2% reduction in PFS reimbursement that had been scheduled for April 1, 2015, and provided for PFS conversion factor increases of 0.5% from July 1, 2015 to December 31, 2015, and 0.5% in each of years 2016-2019, followed by no updates for 2020-2025, and updates that vary based on participation in alternative payment models in subsequent years. These changes to the conversion factor may be offset by reductions to the relative value units, as was the case with the 2016 PFS reductions. Approximately 0.4% of Dx's revenue is reimbursed under the PFS.
In addition to changes in reimbursement rates, Dx is also impacted by changes in coverage policies for laboratory tests and annual CPT coding revisions. Medicare, Medicaid and private payer diagnosis code requirements and payment policies negatively impact Dx's ability to be paid for some of the tests it performs. Further, some payers require additional information to process claims, employ third-party utilization management tools, or have implemented prior authorization policies which delay or prohibit payment. In 2020, with the exception of those specifically related to COVID-19 testing, there were limited coding and billing changes. While limited changes are expected to be implemented in 2021, the Company typically expects some delays in pricing and reimbursement as new codes are introduced.
Future changes in national, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company.
Further healthcare reform could occur in 2021, including changes to the ACA and Medicare reform, initiatives to address surprise billing and increased price transparency, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.

Index

Privacy, Security and Confidentiality of Health Information and Other Personal Information
In the U.S., the Health Insurance Portability and Accountability Act of 1996 (HIPAA) was designed to address issues related to the security and confidentiality of health information and to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions. These regulations apply to health plans and healthcare providers that conduct standard transactions electronically and healthcare clearinghouses (covered entities). Six such regulations include: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; (v) the National Provider Identifier Rule, which requires the use of a unique healthcare provider identifier in connection with certain electronic transactions; and (vi) the Health Plan Identifier Rule, which required the use of a unique health plan identifier in connection with certain electronic transactions. The Company believes that it is in compliance in all material respects with each of the HIPAA Rules identified above.
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
On December 12, 2018, HHS issued a request for information (RFI) seeking input from the public on how the HIPAA regulations and the Privacy Rule, in particular, could be modified to amend existing, or impose additional, obligations relating to the processing of PHI. Subsequent to the RFI, on January 21, 2021, HHS published a notice of proposed rulemaking (NPRM) containing potential modifications to the Privacy Rule addressing standards that may impede the transition to value-based health care. The Company is monitoring the NPRM process. If modifications to the Privacy Rule are adopted, they may impact the Company's compliance obligations under HIPAA.
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
The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for healthcare providers. The intent of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. The National Provider Identifier Rule requires that all HIPAA-covered healthcare providers, whether they are individuals or organizations, must obtain an NPI to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number and other provider numbers previously assigned by payers and other entities for the purpose of identifying healthcare providers in standard electronic transactions. The Company believes that it is in compliance with the HIPAA National Provider Identifier Rule in all material respects.
The Health Plan Identifier (HPID) was a unique identifier designed to furnish a standard way to identify health plans in electronic transactions. CMS published the final rule adopting the HPID for health plans required by HIPAA on September 12, 2012. Effective October 31, 2014, CMS announced a delay, until further notice, in enforcement of regulations pertaining to health plan enumeration and use of the HPID in HIPAA transactions adopted in the HPID final rule. On October 28, 2019, CMS published a final rule rescinding the adopted standard unique HPID and implementation specifications and requirements for its use and other entity identifier and implementation specifications for its use, effective December 27, 2019. This delay remains in effect. The Company will continue to monitor future developments related to the HPID and respond accordingly.
Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement by increasing the civil penalty amounts that may be imposed, requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring

Index

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
In addition to the HIPAA regulations described above, numerous other data protection, privacy and similar laws govern the confidentiality, security, use, and disclosure of personal information. These laws vary by jurisdiction, but they most commonly regulate or restrict the collection, use, and disclosure of medical and financial information and other personal information. In the U.S., some state laws are more restrictive and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties.
Congress and state legislatures also have been considering new legislation relating to privacy and data protection. For example, on June 28, 2018, the California legislature passed the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA created new transparency requirements and granted California residents several new rights with regard to their personal information. In addition, in November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. The Company implemented processes to manage compliance with the CCPA and continues to assess the impact of the CPRA on the Company’s business as additional information and guidance becomes available.
Effective August 14, 2020, the Substance Abuse and Mental Health Services Administration of HHS (SAMHSA) announced the finalization of proposed changes to the Confidentiality of Substance Use Disorder Patient Records regulation, 42 Code of Federal Regulations Part 2. This regulation protects the confidentiality of patient records relating to the identity, diagnosis, prognosis, or treatment that are maintained in connection with the performance of any federally assisted program or activity relating to substance use disorder education, prevention, training, treatment, rehabilitation, or research. Under the regulation, patient identifying information may only be released with the individual’s written consent, subject to certain limited exceptions. The latest changes to this regulation seek to better facilitate care coordination, while maintaining more stringent confidentiality of substance use disorder information. The Company adopted changes to its policies and procedures necessary for compliance.
The European Union General Data Protection Regulation (GDPR) Regulation (EU) 2016/679, became effective May 25, 2018, replacing Directive 95/46/EC. The GDPR established requirements applicable to the use and transfer of personal data and imposes penalties for noncompliance of up to the greater of €20 million or 4% of worldwide revenue. The GDPR requires transparency with regard to the means and purposes of processing of personal data; collection of consent to process personal data in certain circumstances; the ability to provide records of processing upon request by a supervisory authority or data controller; implementation of appropriate technical and organizational measures to maintain security of personal data; notification of personal data breaches to supervisory authorities, data controllers, and individuals within expedient time frames; and performance of data protection impact assessments for certain processing activities. Personal data may only be transferred outside of the European Union to a country that offers an adequate level of data protection under standards set by the European Union. The GDPR also provides individual data subjects with certain rights, where applicable, including the right of access, the right to rectification, the right to be forgotten, the right to restrict or object to processing, and the right to data portability. The Company has established processes and frameworks to manage compliance with the GDPR and other global privacy and data protection requirements, and to manage preparation for future enacted regulations. Compliance could impose significant costs on the Company.
In addition to the GDPR, numerous other countries have laws governing the collection, use, disclosure, and transmission (including cross-border transfer) of personal information, including medical information. The legislative and regulatory landscape for privacy and data protection is complex and continually evolving. Data protection regulations have been enacted or updated in regions where the Company does business including in Asia, Latin America, and Europe, and in countries such as Canada and the UK. Failure to comply with these regulations may result in, among other things, civil, criminal and contractual liability, fines, regulatory sanctions and damage to the Company’s reputation.

Index

Fraud and Abuse Laws and Regulations
Existing U.S. laws governing federal healthcare programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, OIG and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The U.S. government's enforcement efforts have been conducted under regulations such as HIPAA, which includes several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund U.S., state and local law enforcement efforts, and the Deficit Reduction Act of 2005, which includes requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the U.S. False Claims Act. Amendments to the False Claims Act, and other enhancements to the U.S. fraud and abuse laws enacted as part of the ACA, have further increased fraud and abuse enforcement efforts and compliance risks. For example, the ACA established an obligation to report and refund overpayments from Medicare or Medicaid within 60 days of identification (whether or not paid through any fault of the recipient); failure to comply with this requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute.
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
From time to time, the OIG issues alerts and other guidance on certain practices in the healthcare industry that implicate the Anti-Kickback Statute or other fraud and abuse laws. OIG Special Fraud Alerts and Advisory Opinions relevant to the Company set forth a number of practices allegedly engaged in by some clinical laboratories and healthcare providers that raise issues under the U.S. fraud and abuse laws, including the Anti-Kickback Statute. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering certain laboratory services at prices below fair market value in return for referrals of other tests that are billed to Medicare at higher rates; (iii) providing free testing to physicians’ managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pickup and disposal of biohazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; (vi) providing free testing for healthcare providers, their families and their employees (i.e., so-called “professional courtesy” testing); (vii) compensation paid by laboratories to physicians for blood specimen processing and for submitting patient data to registries; and (viii) the provision of discounts on laboratory services billed to customers in return for the referral of U.S. healthcare program business.
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
Enrollment and re-enrollment in U.S. healthcare programs, including Medicare and Medicaid, are subject to certain program integrity requirements intended to protect the programs from fraud, waste, and abuse. In September 2019, CMS published a final rule implementing program integrity enhancements to provider enrollment requiring Medicare, Medicaid, and Children’s Health Insurance Program (CHIP) providers and suppliers to disclose on an enrollment application or a revalidation application any current or previous direct or indirect affiliation with a provider or supplier that (1) has uncollected debt; (2) has been or is subject to a payment suspension under a federal health care program; (3) has been or is excluded by the OIG from Medicare, Medicaid, or CHIP; or (4) has had its Medicare, Medicaid, or CHIP billing privileges denied or revoked. This rule permits CMS to deny enrollment based on such an affiliation when CMS determines that the affiliation poses an undue risk of

Index

fraud, waste, or abuse. CMS is phasing in this new affiliation disclosure requirement.
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
In December 2020, the OIG and CMS published final rules to amend the regulations implementing the Anti-Kickback Statute and the Stark Law, respectively. The amendments are primarily intended to alleviate perceived impediments to coordinated care and value-based compensation arrangements through new safe harbors to the Anti-Kickback Statute and new exceptions to the Stark Law, and have varying degrees of applicability to laboratories. The CMS final rule incorporates laboratories and permits support for value-based arrangements, under certain conditions for purposes of the Stark Law. However, the OIG final rule excludes laboratories from protection under the Anti-Kickback Statute safe harbors for value-based arrangements.
There are a variety of other types of U.S. and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company seeks to conduct its business in compliance with all U.S. and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid, and other U.S. or state healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a U.S. healthcare program, or material loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company's business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company's business.
Environmental, Health, and Safety
The Company is subject to licensing and regulation under laws and regulations relating to the protection of the environment, and human health and safety laws and regulations relating to the handling, transportation and disposal of medical specimens and hazardous materials, infectious and hazardous waste and radioactive materials. All Company laboratories are subject to applicable laws and regulations relating to biohazard disposal of all laboratory specimens, and the Company generally utilizes outside vendors for disposal of such specimens. In addition, the U.S. Occupational Safety and Health Administration (OSHA) has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV, HCV and hepatitis B virus (HCB). These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations, and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. Other countries where the Company conducts business have similar laws and regulations concerning the environment and human health and safety with which the Company must also comply.
The Company is committed to reducing its carbon footprint. Energy-saving measures are continuing at Company facilities, including installation of energy-saving LED lighting, engaging in waste-to-energy projects, and helping reduce waste going to landfills, as well as capital investments to systems to improve energy and water usage. Funding for these and similar projects continued through 2020 and are continuing in 2021.
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

Index

Controlled Substances
DD handles controlled substances as part of the services it provides in preclinical testing and clinical trials. The use of controlled substances in testing for drugs of abuse is regulated by the U.S. Drug Enforcement Administration. The Company seeks to conduct its business in compliance with these regulations as applicable. Violations of these rules may result in criminal and civil fines and penalties.
Compliance Program
The Company maintains a comprehensive, global compliance program that includes ongoing evaluation and monitoring of its compliance with the laws and regulations of the U.S. and the other countries in which it has operations. The objective of the Company’s compliance program is to develop, implement, monitor, and update compliance safeguards, as appropriate. Although the Company is subject to a broad range of regulations, its compliance program has a particular focus on regulations related to healthcare fraud and abuse, anti-kickback, physician self-referral, government reimbursement programs, anti-bribery/anti-corruption, anti-human trafficking and trade sanctions, among others. Emphasis is placed on developing and implementing compliance policies and guidelines, personnel training programs, monitoring and auditing activities, and providing systems for reporting and investigation of potential or actual compliance concerns. The compliance program demonstrates the Company's commitment to conducting business at the highest standards of ethical conduct and integrity.
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
The Company uses state-of-the art tools and advanced analytics to proactively identify and protect against potential information system disruptions and breaches; to monitor, test and secure key networks and services; and to facilitate prompt resumption of operations if a system disruption or interruption should occur. The Company has implemented policies and procedures designed to comply with global laws and regulations related to the privacy and security of personal or health information. In addition, the Company follows protocols for evaluating the cybersecurity status of vendors or third-parties that will have access to the Company's data or information technology systems. The Company also carries cybercrime and business interruption insurance.
Over the past several years, the Company has significantly increased its investment in cybersecurity technology and training to help protect its information technology systems and operations in response to the ever-evolving cyber threat landscape. Additional resources have been and will be dedicated to expanding the Company’s ability to investigate and remediate any cybersecurity vulnerabilities, and to manage any impact of a cybersecurity event on its business and operations.
In July 2018, the Company experienced a ransomware incident which affected certain Dx information technology systems. The incident temporarily affected test processing and customer access to test results, and also affected certain other information technology systems involved in conducting Company-wide operations. The investigation determined that the ransomware did not and could not transfer patient or client data outside of Company systems and that there was no theft or misuse of patient or client data.
The Company is also exposed to risks related to information security arising from the information technology systems and operations of third parties, including those of the Company's vendors and partners. For example, on May 14, 2019, Retrieval-Masters Credit Bureau, Inc. d/b/a/ American Medical Collections Agency (AMCA), an external collection agency, notified the Company about a security incident AMCA experienced that may have involved certain personal information about some of the

Index

Company's patients (the AMCA Incident). The Company referred patient balances to AMCA only when direct collection efforts were unsuccessful. The Company's systems were not impacted by the AMCA Incident. Upon learning of the AMCA Incident, the Company promptly stopped sending new collection requests to AMCA and stopped AMCA from continuing to work on any pending collection requests on behalf of the Company. AMCA informed the Company that it appeared that an unauthorized user had access to AMCA's system between August 1, 2018 and March 30, 2019, and that AMCA could not rule out the possibility that personal information on AMCA's system was at risk during that time period. Information on AMCA's affected system from the Company may have included name, address, and balance information for the patient and person responsible for payment, along with the patient's phone number, date of birth, referring physician, and date of service. The Company was later informed by AMCA that health insurance information may have been included for some individuals, and because some insurance carriers utilize the Social Security Number as a subscriber identification number, the Social Security Number for some individuals may also have been affected. No ordered tests, laboratory test results, or diagnostic information from the Company were in the AMCA affected system. The Company notified individuals for whom it had a valid mailing address. For the individuals whose Social Security Number was affected, the notice included an offer to enroll in credit monitoring and identity protection services that will be provided free of charge for 24 months. The Company has incurred, and expects to continue to incur, costs related to the AMCA Incident. The Company is involved in pending and threatened litigation related to the AMCA Incident, as well as various government and regulatory inquiries and processes. For additional information about the AMCA Incident, see Note 16 Commitments and Contingencies to the Consolidated Financial Statements.
Item 1A.     Risk Factors
Investors should carefully consider all of the information set forth in this Annual Report, including the following risk factors, before deciding to invest in any of the Company’s securities. The risks below are not the only ones that the Company faces. Additional risks not presently known to the Company, or that it presently deems immaterial, may also negatively impact the Company. The Company’s business, consolidated financial condition, revenues, results of operations, profitability, reputation or cash flows could be materially impacted by any of these factors.
Risks Related to the COVID-19 Pandemic
The effects of the outbreak of the COVID-19 pandemic could have material adverse impacts on the Company’s business, results of operations, cash flows, and financial position.
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. In the second half of March 2020, daily volume for routine tests started to decline as a result of decreased consumer demand driven by a significant reduction in physician office visits, the cancellation of elective medical procedures, and the negative impacts on discretionary spending resulting from the economic downturn, among other factors. In addition, the performance of the Company’s drug development business was challenged by COVID-19 due to actions that clients have taken and are taking that slowed clinical trial progress and the associated testing as well as restrictions in trial site access in certain countries and interruptions in the supply chain. Given the continued unpredictability pertaining to the COVID-19 pandemic and the corresponding government restrictions and customer behavior, the impact on the Company's business continues to be uncertain and depends on a number of evolving factors that the Company may not be able to predict or effectively respond to.
The further spread of COVID-19, including the rise of variants, and the Company’s initiatives to help limit the spread of the illness, will impact the Company’s ability to carry out its business as usual, which could materially adversely impact its business and financial condition. The Company has incurred additional costs in order to provide for the safety of its employees and the continuity of its operations, including increased frequency of deep cleaning and sanitation at each of its physical locations, additional safety training and processes, enhanced hygiene practices and materials, flexible and remote working where possible, and allowing for greater social distancing for the Company’s employees who must work on-site. Additionally, the Company has made a number of changes at the Company’s patient service centers for the comfort and safety of the patients, many of which have also increased costs for the Company. For example, the Company has set aside the first business hour of every day for vulnerable patients, launched a mobile check-in process that allows patients to wait for their appointment from within their car or other nearby location, and increased sanitation and disinfection in check-in areas, waiting rooms, bathrooms, and hallways with CDC-approved disinfectants.
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

Index

Adverse changes in government and third-party payer regulations, reimbursement, or coverage policies (or in the interpretation of current regulations) relating to COVID-19 testing could materially impact the Company's results of operations, cash flows and financial position.
The Company expects to continue to incur additional costs, which may be significant, as it continues to implement operational changes in response to this pandemic. Further, the COVID-19 outbreak has disrupted and could continue to disrupt the Company’s supply chain, including by impacting its ability to secure test collection supplies, equipment and testing supplies for its facilities, personal protective equipment for its employees in its testing locations, patient service centers, and drug development clinics. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, third parties that are critical to the Company’s business, including vendors, suppliers, and business partners. These developments, and others that are difficult or impossible to predict, could materially impact the Company’s business, financial results, cash flows, and financial position.
During 2020, the Company diverted resources to developing and enhancing the accessibility of COVID-19 testing, while at the same time taking certain steps with respect to its business strategy in order to increase cash flexibility. For example, the Company temporarily suspended its share repurchase program, applied a heightened threshold to acquisition activity, and delayed some of its non-COVID-19 related capital expenditures. These measures, and any other measures the Company has taken and will continue to take to mitigate COVID-19, may be insufficient to ensure the financial stability of the Company, or may have other adverse impacts on the Company’s business, results of operations, cash flows, and financial position. Additionally, if the pandemic continues for an extended period of time, the Company may be forced to prioritize its application of resources to the continued mitigation of COVID-19, at the expense of other potentially profitable opportunities or initiatives, such as through the development of new products or selected business acquisitions.
If the Company does not respond appropriately to the ongoing COVID-19 pandemic, or if the Company’s customers do not perceive its response to be adequate, the Company could suffer damage to its reputation, which could adversely affect its business.
On March 11, 2020, the outbreak of COVID-19 was declared a global pandemic and containment and mitigation measures were recommended; six days prior to this characterization, the Company announced the availability of its Labcorp 2019 Novel Coronavirus (COVID-19) PCR test, which detects the presence of the underlying virus that causes COVID-19, for use with patients who meet current guidance for evaluation of infection with COVID-19. On April 9, 2020, the Company announced an agreement to collaborate on a comprehensive U.S.-based COVID-19 patient data registry. The Company also launched a self-collection kit for its COVID-19 PCR test under an emergency use authorization from the FDA, expanded availability of antibody tests to detect antibodies to the virus that causes COVID-19, and launched a series of innovations to increase test capacity, throughput, and efficiency to maximize the use of supplies. The Company performed approximately 35 million COVID-19 tests in 2020, which represents about 31 million PCR tests and over 4 million antibody tests. As of February 25, 2021, the Company has the capacity to perform 275,000 PCR tests per day, but the Company's testing capacity is dependent on access to multiple testing platforms and the availability of equipment and testing supplies and key personnel. The Company's central laboratory business has also seen a significant increase in demand for sample collection supplies and kits and for clinical trials testing, which has put some pressure on the Company's supply chain and caused some delays in delivery of kit orders and clinical trial testing result delivery. Despite the Company's efforts to obtain adequate clinical trial kit and testing supplies and expand its capacity to make clinical trials collection kits and perform clinical trials testing, the Company may not be successful in meeting the increased demand, and the Company’s customers and other stakeholders may perceive the Company’s responses to the pandemic as insufficient, inadequate or not equivalent to or better than competitors, including with respect to the availability of testing, collection kits, and the amount of time it takes for delivery of test results or fulfillment of kit orders. Factors that may be out of the Company’s control, such as the availability of equipment, supplies, and key personnel and geographical changes in demand, may impact the Company’s ability to meet customer demand and the Company's other responses to the COVID-19 pandemic, and may have an adverse effect on the Company’s operations. Any such disruptions could result in negative publicity, and the Company could suffer damage to its reputation, which could adversely affect its business, results of operations, cash flows, and financial position.
The success of the Company is dependent in part on the efforts of its management team and employees, and the COVID-19 pandemic could divert or hinder the Company’s human capital resources, which may adversely affect the Company’s operations.
The Company’s management team and employees have been acutely focused on efforts to respond to and mitigate COVID-19, including developing COVID-19 Testing. The Company has been continuously working to increase the number of tests that can be performed and improve the time for delivering test results. The Company’s management team is also working closely with federal and state authorities, health officials, and other key constituencies to make testing available to patients who meet the CDC criteria for who should be tested, and HHS guidance for prioritization of testing. These response efforts have required, and will continue to require, a large investment of time and resources that would otherwise be focused on the

Index

development and growth of the Company. Further, the Company's ability to maintain and expand testing capacity depend upon maintaining and expanding its employee population. If the Company’s management team or employees become unavailable due to illness or from other related factors, its operations could be materially adversely affected.
The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption that could have an adverse impact on the Company’s financial position.
While the Company believes that it maintains a solid financial position, including a strong balance sheet, investment grade ratings, and significant access to credit, the sweeping nature of the ongoing COVID-19 pandemic has created cascading effects, all of which are difficult to predict. The Company may also experience greater than normal impact due to fluctuations in foreign exchange rates and interest rates, decreased sales volumes, changes in employment rates and health insurance coverage, the speed of the anticipated recovery, the ability of its customers to pay for its services, and governmental and business reactions to the pandemic, all of which are highly uncertain and cannot be predicted. In March of 2020, the Company implemented several measures in order to increase cash flexibility in light of these economic uncertainties, including temporarily suspending its share repurchase program, applying a heightened threshold to acquisition activity, and delaying some of its non-COVID-19 related capital expenditures. In October of 2020, the Company reinstituted its share repurchase program. If the pandemic creates further disruptions or turmoil in the credit and financial markets, the Company’s ability to access capital on favorable terms and continue to meet its liquidity needs in the future could be adversely impacted which may have other adverse impacts on the Company’s business, results of operations, cash flows, and financial position.
Risks Related to Regulatory and Compliance Matters
Changes in payer regulations or policies (or in the interpretation of current regulations or policies), insurance regulations or approvals, or changes in other laws, regulations or policies in the U.S., may adversely affect U.S. governmental and third-party coverage or reimbursement for clinical laboratory testing and may have a material adverse effect upon the Company.
 U.S. and state government payers, such as Medicare and Medicaid, as well as insurers, including MCOs, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in Medicare fee schedules in conjunction with budgetary legislation. The first phase of reductions pursuant to PAMA came into effect on January 1, 2018, and will continue annually subject to certain phase-in limits through 2025, and without limitations for subsequent periods. Further reductions due to changes in policy regarding coverage of tests or other requirements for payment, such as prior authorization, diagnosis code and other claims edits, may be implemented from time to time. Reimbursement for pathology services performed by Dx is also subject to statutory and regulatory reduction. Reductions in the reimbursement rates and changes in payment policies of other third-party payers may occur as well. Such changes in the past have resulted in reduced payments as well as added costs and have decreased test utilization for the commercial laboratory industry by adding more complex new regulatory and administrative requirements. Further changes in third-party payer regulations, policies, or laboratory benefit or utilization management programs may have a material adverse effect on Dx's business. Actions by federal and state agencies regulating insurance, including healthcare exchanges, or changes in other laws, regulations, or policies may also have a material adverse effect upon Dx's business.
The Company could face significant monetary damages and penalties and/or exclusion from government programs if it violates anti-fraud and abuse laws.
The Company is subject to extensive government regulation at the federal, state, and local levels in the U.S. and other countries where it operates. The Company’s failure to meet governmental requirements under these regulations, including those relating to billing practices and financial relationships with physicians, hospitals, and health systems could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of its laboratories. While the Company believes that it is in material compliance with all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. This risk includes, but is not limited to, the potential that government enforcement authorities may take a contrary position with respect to the Eliminating Kickbacks in Recovery Act, given the lack of associated regulations to clarify or add exceptions. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships.
The Company’s business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of CLIA, Medicare, Medicaid or other national, state or local agencies in the U.S. and other countries where the Company operates laboratories.
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

Index

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
HIPAA restricts the Company’s ability to use or disclose PHI, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA and HITECH provide for significant fines and other penalties for wrongful use or disclosure of PHI in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. The regulations establish a complex regulatory framework on a variety of subjects, including:
•the circumstances under which the use and disclosure of PHI are permitted or required without a specific authorization by the patient, including, but not limited to, treatment purposes, activities to obtain payments for the Company’s services, and its healthcare operations activities;
•a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;
•the content of notices of privacy practices for PHI;
•administrative, technical and physical safeguards required of entities that use or receive PHI; and
•the protection of computing systems maintaining electronic PHI.
The Company has implemented policies and procedures designed to comply with the HIPAA privacy and security requirements as applicable. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both additional federal privacy and security regulations and varying state privacy and security laws. In addition, federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts, resulting in complex compliance issues. For example, the Company could incur damages under state laws, including pursuant to an action brought by a private party for the wrongful use or disclosure of health information or other personal information.
The Company may also be required to comply with the data privacy and security laws of other countries in which it operates or with which it transfers and receives data. For example, the EU's General Data Protection Regulation (GDPR), which took effect May 25, 2018, created a range of compliance obligations for subject companies and imposes penalties for noncompliance of up to the greater of €20 million or 4% of worldwide revenue. The Company has established processes and frameworks to manage compliance with the GDPR. Potential fines and penalties in the event of a violation of the GDPR could have a material adverse effect on the Company’s business and operations. In addition, similar data protection regulations addressing access, use, disclosure and transfer of personal data have been enacted or updated in regions where the Company does business, including in Asia, Latin America, and Europe. The Company expects to make changes to its business practices and to incur additional costs associated with compliance with these evolving and complex regulations.
The Company's international operations could subject it to additional risks and expenses that could adversely impact the business or results of operations.
The Company's international operations expose it to risks from potential failure to comply with foreign laws and regulations that differ from those under which the Company operates in the U.S. In addition, the Company may be adversely affected by other risks of expanded operations in foreign countries, including, but not limited to, changes in reimbursement by foreign governments for services provided by the Company; compliance with export controls and trade regulations; changes in tax

Index

policies or other foreign laws; compliance with foreign labor and employee relations laws and regulations; restrictions on currency repatriation; judicial systems that less strictly enforce contractual rights; countries that do not have clear or well-established laws and regulations concerning issues relating to commercial laboratory testing or drug development services; countries that provide less protection for intellectual property rights; and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services. Further, international operations could subject the Company to additional expenses that the Company may not fully anticipate, including those related to enhanced time and resources necessary to comply with foreign laws and regulations, difficulty in collecting accounts receivable and longer collection periods, and difficulties and costs of staffing and managing foreign operations. In some countries, the Company's success will depend in part on its ability to form relationships with local partners. The Company's inability to identify appropriate partners or reach mutually satisfactory arrangements could adversely affect the business and operations.
Expanded international operations may increase the Company’s exposure to liabilities under the anti-corruption laws.
Anti-corruption laws in the countries where the Company conducts business, including the U.S. Foreign Corrupt Practices Act (FCPA), U.K. Bribery Act, and similar laws in other jurisdictions, prohibit companies and their intermediaries from engaging in bribery including improperly offering, promising, paying or authorizing the giving of anything of value to individuals or entities for the purpose of corruptly obtaining or retaining business. The Company operates in some parts of the world where corruption may be common and where anti-corruption laws may conflict to some degree with local customs and practices. The Company maintains an anti-corruption program including policies, procedures, training and safeguards in the engagement and management of third parties acting on the Company’s behalf. Despite these safeguards, the Company cannot guarantee protection from corrupt acts committed by employees or third parties associated with the Company. Violations or allegations of violations of anti-corruption laws could have a significant adverse effect on the business or results of operations.
Failure to comply with the regulations of pharmaceutical and medical device regulatory agencies, such as the FDA, the Medicines and Healthcare Products Regulatory Agency in the United Kingdom (U.K.), the European Medicines Agency, the National Medical Products Administration in China (NMPA), and the Pharmaceuticals and Medical Devices Agency in Japan, could result in sanctions and/or remedies against DD and have a material adverse effect upon the Company.
The operation of DD's preclinical laboratory facilities and clinical trial operations must conform to good laboratory practice (GLP) and good clinical practice (GCP), as applicable, as well as all other applicable standards and regulations, as further described in Item 1 of Part I of this Annual Report. The business operations of DD’s clinical and preclinical laboratories also require the import, export and use of medical devices, in vitro diagnostic devices, reagents, and human and animal biological products. Such activities are subject to numerous applicable local and international regulations with which DD must comply. If DD does not comply, DD could potentially be subject to civil, criminal or administrative sanctions and/or remedies, including suspension of its ability to conduct preclinical and clinical studies, and to import or export to or from certain countries, which could have a material adverse effect upon the Company.
Additionally, certain DD services and activities must conform to current good manufacturing practice (cGMP), as further described in Item 1 of Part I of this Annual Report. Failure to maintain compliance with GLP, GCP, or cGMP regulations and other applicable requirements of various regulatory agencies could result in warning or untitled letters, fines, unanticipated compliance expenditures, suspension of manufacturing, and civil, criminal or administrative sanctions and/or remedies against DD, including suspension of its laboratory operations, which could have a material adverse effect upon the Company.
Actions of animal rights activists may have an adverse effect on the Company.
DD's preclinical services utilize animals in preclinical testing of the safety and efficacy of drugs. Such activities are required for the development of new medicines and medical devices under regulatory regimes in the U.S., Europe, Japan, and other countries. Acts of vandalism and other acts by animal rights activists who object to the use of animals in drug development could have an adverse effect on the Company.
Animal populations may suffer diseases that can damage DD's inventory, harm its reputation, or result in other liability.
It is important that research products be free of diseases, including infectious diseases. The presence of diseases can distort or compromise the quality of research results, cause loss of animals in DD’s inventory, result in harm to humans or outside animal populations if the disease is not contained to animals in inventory, or result in other losses. Such results could harm DD’s reputation or have an adverse effect on DD's financial condition, results of operations, and cash flows.
Failure to conduct animal research in compliance with animal welfare laws and regulations could result in sanctions and/or remedies against DD and have a material adverse effect upon the Company.
The conduct of animal research at DD’s facilities must be in compliance with applicable laws and regulations in the jurisdictions in which those activities are conducted. These laws and regulations include the U.S. Animal Welfare Act (AWA),

Index

which governs the care and use of warm-blooded animals for research in the U.S. other than laboratory rats, mice and chickens, and is enforced through periodic inspections by the U.S. Department of Agriculture (USDA). The AWA establishes facility standards regarding several aspects of animal welfare, including housing, ventilation, lighting, feeding and watering, handling, veterinary care, and recordkeeping. Similar laws and regulations apply in other jurisdictions in which DD conducts animal research, including the EU and China. DD complies with licensing and registration requirement standards set by these laws and regulations in the jurisdictions in which it conducts animal research. If an enforcement agency determines that DD’s equipment, facilities, laboratories or processes do not comply with applicable standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. For noncompliance, the agency may take action against DD that may include fines, suspension and/or revocation of animal research licenses, or confiscation of research animals.
U.S. FDA regulation of diagnostic products and increased FDA regulation of laboratory-developed tests (LDTs) could result in increased costs and the imposition of fines or penalties, and could have a material adverse effect upon the Company’s business.
The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution, and surveillance of diagnostic products, and it regularly inspects and reviews the manufacturing processes and product performance of diagnostic products. Dx’s point-of-care testing devices are subject to regulation by the FDA.
Since the 1990s, the FDA has asserted that it has authority to regulate LDTs as medical devices, but has exercised enforcement discretion to refrain from systematic regulation of LDTs. In 2014, the FDA issued draft guidance describing how it intended to discontinue its enforcement discretion policy and begin regulating LDTs as medical devices; however, that draft guidance has not been finalized, and FDA has instead continued its enforcement discretion policy and has indicated that it intends to work with Congress to enact comprehensive legislative reform of diagnostics oversight. As such, LDTs developed by high complexity clinical laboratories are currently generally offered as services to health care providers under the CLIA regulatory framework administered CMS, without the requirement for FDA clearance or approval. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. On February 20, 2020, the FDA issued a statement with a table of pharmacogenetic associations setting forth certain gene-drug interactions that the agency has determined are supported by the scientific literature to help ensure that claims being made for pharmacogenetic tests are grounded in sound science, thereby reducing the risk of enforcement actions with respect to LDTs offering claims consistent with the table. The FDA noted that while it is committed to work with Congress on new comprehensive diagnostic oversight reform legislation, it could still take enforcement actions under the current medical device framework regarding diagnostic claims the agency determines not to be sufficiently supported. Even without issuance of a finalized LDT oversight framework, in light of the April 4, 2019, FDA warning letter issued to Inova Genomics Laboratory related to certain LDTs that Inova offered, as well as the February 2020 pharmacogenetics statement, there may be an increased risk of FDA enforcement actions for laboratory tests offered by companies without FDA clearance or approval.
Current FDA regulation of the Company’s diagnostic products and the potential for future increased regulation of the Company’s LDTs in the future could result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions, and other civil and criminal sanctions, which could have a material adverse effect upon the Company.
Failure to comply with U.S., state, local or international environmental, health and safety laws and regulations, including the U.S. Occupational Safety and Health Administration Act and the U.S. Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect upon the Company’s business.
As previously discussed in Item 1 of Part I of this Annual Report, the Company is subject to licensing and regulation under laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. Failure to comply with these laws and regulations could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions that would have a material adverse effect on its business. In addition, compliance with future legislation could impose additional requirements on the Company that may be costly.
Risks Related to the Company's Business
General or macro-economic factors in the U.S. and globally may have a material adverse effect upon the Company, and a significant deterioration in the economy could negatively impact testing volumes, drug development services,

Index

cash collections and the availability of credit.
The Company’s operations are dependent upon ongoing demand for diagnostic testing and drug development services by patients, physicians, hospitals, MCOs, biopharmaceutical companies and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing and drug development services, as well as the ability of customers to pay for services rendered. In addition, uncertainty in the credit markets could reduce the availability of credit and impact the Company’s ability to meet its financing needs in the future. For additional risks, see “Risk Factors - Risks Related to the COVID-19 Pandemic” in Part I - Item 1A.
Healthcare reform and changes to related products (e.g., health insurance exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have a material adverse effect on the Company's revenues, profitability and cash flow.
Dx's testing services are billed to MCOs, Medicare, Medicaid, physicians and physician groups, hospitals, patients and employer groups. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. Increases in the percentage of services billed to government and MCOs could have an adverse effect on the Company’s revenues.
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
Capitation shifts the risk of increased test utilization (and the underlying mix of testing services) to the commercial laboratory provider. The Company makes significant efforts to obtain adequate compensation for its services in its capitated arrangements. For the year ended December 31, 2020, such capitated contracts accounted for approximately $319.0 million, or 3.4%, of Dx's revenues.
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
The Company has also experienced delays in the pricing and implementation of coding and billing changes among various payers, including Medicaid, Medicare and commercial carriers. While some delays were expected, payer policy changes in coverage have had a negative impact on revenue, revenue per requisition, and margins and cash flows. In 2020, limited coding and billing changes were implemented beyond those specifically related to COVID-19 Testing. While limited changes are expected to be implemented in 2021, the Company typically expects some delays in pricing and reimbursement as new codes are introduced.
In addition, some MCOs are implementing, directly or through third parties, various types of laboratory benefit management programs that may include lab networks, utilization management tools (such as prior authorization and/or prior notification), and claims edits, which may impact coverage or reimbursement for commercial laboratory tests. Some of these programs

Index

address commercial laboratory testing broadly, while others are focused on certain types of testing such as molecular, genetic and toxicology testing.
The Company expects the efforts to impose reduced reimbursement, more stringent payment policies, and utilization and cost controls by government and other payers to continue. If Dx cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume, and/or introducing new services and procedures, it could have a material adverse effect on the Company’s revenues, profitability and cash flows. In 2014, Congress passed PAMA, requiring Medicare to change the way payment rates are calculated for tests paid under the CLFS, and to base the payment on the weighted median of rates paid by private payers. On June 23, 2016, CMS issued a final rule to implement PAMA that required applicable laboratories, including Dx, to begin reporting their test-specific private payer payment amounts to CMS during the first quarter of 2017. CMS exercised enforcement discretion to permit reporting for an additional 60 days, through May 30, 2017. CMS used that private market data to calculate weighted median prices for each test (based on applicable current procedural technology (CPT) codes) to represent the new CLFS rates beginning in 2018, subject to certain phase-in limits, which were revised by Congress in 2019 and 2020. For 2018-2020, a test price could not be reduced by more than 10% per year.As a result of provisions included within the CARES Act, PAMA rate reductions for 2021 have been suspended, and therefore the Company will not experience any incremental reimbursement rate impact due to PAMA in 2021. For 2022-2024, a test price cannot be reduced by more than 15.0% per year. The process of data reporting and repricing will be repeated every three years for Clinical Diagnostic Laboratory Tests (CDLTs) beginning in 2022. Under current law as revised in the CARES Act, the next data reporting period for CDLTs (based on data collected in 2019) will occur during the first quarter of 2022, and new CLFS rates for CDLTs will be established based on that data beginning in 2023, subject to the previously described phase-in limits. The subsequent data reporting period for CDLTs (based on data collected in 2023) will occur during the first quarter of 2025, and new CLFS rates for CDLTs will be established based on that data beginning in 2026. CLFS rates for 2025 and subsequent periods will not be subject to phase-in limits. CLFS rates for Advanced Diagnostic Laboratory Tests (ADLTs) will be updated annually.
CMS published its initial proposed CLFS rates under PAMA for 2018-2020 on September 22, 2017. Following a public comment period, CMS made adjustments and published final CLFS rates for 2018-2020 on November 17, 2017, with additional adjustments published on December 1, 2017. For 2020, the Company realized a net reduction in reimbursement of approximately $72.01 million from all payers affected by the CLFS (approximately $107.0 million in 2019). Unless implementation of PAMA is further delayed or changed, an additional reduction of approximately $100.0 million is expected for 2021, from all payers affected by the CLFS.
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
Changes in government regulation or in practices relating to the biopharmaceutical industry could decrease the need for certain services that DD provides.
DD assists biopharmaceutical companies in navigating the regulatory drug approval process. Changes in regulations such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that DD has difficulty satisfying or that make its services less competitive, could eliminate or substantially reduce the demand for its services. Also, if government efforts to contain drug costs impact biopharmaceutical company profits from new drugs, or if health insurers were to change their practices with respect to reimbursement for biopharmaceutical products, some of DD’s customers may spend less, or reduce their growth in spending on R&D.
On December 13, 2016, the 21st Century Cures Act was signed into law. This Act provides funding designed to increase government spending on certain drug development initiatives; contains several provisions designed to help make the drug development process more streamlined and efficient; and allows the FDA to increase staffing to support drug development, review and regulation. These provisions should be helpful to biopharmaceutical companies and CROs, including DD, to the extent that they capitalize on the use of data, adaptive trial designs, real-world evidence, biomarkers and other development tools that are accepted by the FDA.
In addition, implementation of healthcare reform legislation that adds costs could limit the profits that can be made from the development of new drugs. This could adversely affect R&D expenditures by biopharmaceutical companies, which could in turn decrease the business opportunities available to DD both in the U.S. and other countries. New laws or regulations may create a risk of liability, increase DD costs or limit service offerings through DD.
Increased competition, including price competition, could have a material adverse effect on the Company’s revenues and profitability.

Index

As further described in Item 1 of Part I of this Annual Report, both Dx and DD operate in highly competitive industries. The commercial laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by physicians, third-party payers and consumers in selecting a laboratory. As a result of significant consolidation in the commercial laboratory industry, larger commercial laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. Dx may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition. The Company may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services, or other actions or pressures reducing payment schedules as a result of increased or additional competition.
Competitors in the CRO industry range from hundreds of smaller CROs to a limited number of large CROs with global capabilities. DD’s main competition consists of these small and large CROs, as well as in-house departments of biopharmaceutical companies and, to a lesser extent, select universities and teaching hospitals. DD’s services have from time to time experienced periods of increased price competition that had an adverse effect on a segment's profitability and consolidated revenues and net income. There is competition among CROs for both customers and potential acquisition candidates. Additionally, few barriers to entering the CRO industry further increases possible new competition.
These competitive pressures may affect the attractiveness or profitability of Dx’s and DD’s services, and could adversely affect the financial results of the Company.
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
 Currently, most commercial laboratory testing is categorized as high or moderate complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by

Index

marketing point-of-care of laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories, and it has taken responsibility from the U.S. Centers for Disease Control and Prevention for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.
Operations may be disrupted and adversely impacted by the effects of adverse weather, other natural disasters, geopolitical events, public health crises, and other events outside of the Company's control.
Natural disasters, such as adverse weather, fires, earthquakes, power shortages and outages, geopolitical events, such as terrorism, war, political instability, or other conflict, criminal activities, public health crises, such as coronavirus (COVID-19) and disease epidemics and pandemics, and other disruptions or events outside of the Company’s control could negatively affect the Company’s operations. Any of these events may result in a temporary decline of volumes in both segments. In addition, such events may temporarily interrupt the Company’s ability to transport specimens, the Company's ability to efficiently commence studies, the Company’s ability to utilize information technology systems, the Company’s ability to utilize certain laboratories, and/or the Company’s ability to receive material from its suppliers. Such events can also affect customer operations and thereby impact testing volume. Long-term disruptions in the infrastructure and operations caused by such events (particularly involving locations in which the Company has operations), could harm the Company's operating results. For additional risks, see “Risk Factors - Risks Related to the COVID-19 Pandemic” in Part I - Item 1A.
Changes or disruption in services or supplies provided by third parties, including transportation, could adversely affect the Company’s business.
The Company depends on third parties to provide services critical to the Company’s business. Although the Company has a significant proprietary network of ground and air transport capabilities, certain of the Company's businesses are heavily reliant on third-party ground and air travel for transport of clinical trial and diagnostic testing supplies and specimens, research products, and people. A significant disruption to these travel systems, or the Company's access to them, could have a material adverse effect on the Company's business. The Company is also reliant on an extensive network of third-party suppliers and vendors of certain services and products, including for certain animal populations. Disruptions to the continued supply of these services, products, or animal populations may arise from export/import restrictions or embargoes, political or economic instability, pressure from animal rights activists, adverse weather, natural disasters, public health crises, transportation disruptions, cyber attacks, or other causes, as well as from termination of relationships with suppliers or vendors for their failure to follow the Company’s performance standards and requirements. Disruption of supply could have a material adverse effect on the Company’s business.
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
Part of the Company's strategy involves deploying capital in investments that enhance the Company's business, which includes pursuing strategic acquisitions to strengthen the Company's scientific capabilities and enhance therapeutic expertise, enhance esoteric testing and global drug development capabilities, and increase presence in key geographic areas. Since 2015, the Company has invested net cash of approximately $7.2 billion and equity of $1.8 billion in strategic business acquisitions. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company's operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:
•failure to obtain regulatory clearance, including due to antitrust concerns;
•loss of key customers or employees;
•difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;
•unidentified regulatory problems;
•failure to maintain the quality of services that such companies have historically provided;
•unanticipated costs and other liabilities;
•potential liabilities related to litigation including the acquired companies;
•potential periodic impairment of goodwill and intangible assets acquired;
•coordination of geographically separated facilities and workforces; and
•the potential disruption of the ongoing business and diversion of management's resources.
The Company cannot assure that current or future acquisitions, if any, or any related integration efforts will be successful, or

Index

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
In addition, as the broader healthcare industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming more important. Dx has a well-established base of relationships with those systems and networks, including collaborative agreements. Dx's inability to retain its existing relationships with those physicians as they become part of healthcare systems and networks and/or to create new relationships could impact its ability to successfully grow its business.
Unproductive labor environments, union strikes, work stoppages, Works Council negotiations, or failure to comply with labor or employment laws could adversely affect the Company's operations and have a material adverse effect upon the Company's business.
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
The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company’s clinical laboratories, drug development, and diagnostic facilities could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team. Success in maintaining the Company’s leadership position in genomic and other advanced testing and diagnostic technologies will depend in part on the Company’s ability to attract and retain skilled research professionals. In addition, the success of the Company’s early discovery, clinical and commercial laboratories also depend on employing and retaining qualified and experienced professionals, including specialists, who perform laboratory research activities and testing services. The same is true for patient-facing staff with specialized training required to perform activities related to specimen collection or clinical research activities. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. Changes in key management, or the ability to attract and retain qualified personnel, could lead to strategic and operational challenges and uncertainties, distractions of management from other key initiatives, and inefficiencies and increased costs, any of which could adversely affect the Company’s business, financial condition, results of operations, and cash flows.
Global economic conditions and government and regulatory changes, including, but not limited to, the U.K.'s exit from the European Union (EU) could adversely impact the Company’s business and results of operations.

Index

The Company could be adversely impacted due to the consequences of changes in the economy, governments or regulations across the globe. On January 31, 2020 the U.K. withdrew from its membership of the EU (often referred to as Brexit). The EU and the U.K. reached an agreement in December 2020.
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
Many of the Company’s facilities could be difficult to replace in a short period of time. Any event that causes a disruption of the operation of these facilities might impact the Company's ability to provide services to customers and, therefore, could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.
Risks Related to Financial Matters
The Company bears financial risk for contracts that, including for reasons beyond the Company's control, may be underpriced, subject to cost overruns, delayed, or terminated or reduced in scope.
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
Many of DD’s contracts, in particular, provide for services on a fixed-price or fee-for-service with a cap basis and they may be terminated or reduced in scope either immediately or upon notice. Cancellations may occur for a variety of reasons, including:
•failure of products to satisfy safety requirements;
•unexpected or undesired results of the products;
•insufficient clinical trial subject enrollment;
•insufficient investigator recruitment;
•a customer's decision to terminate the development of a product or to end a particular study; and
•DD’s failure to perform its duties properly under the contract.
Although its contracts often entitle it to receive the costs of winding down the terminated projects, as well as all fees earned up to the time of termination, the loss, reduction in scope or delay of a large contract or the loss, delay or conclusion of multiple contracts could materially adversely affect DD.
A significant increase in Dx's or DD's days sales outstanding could have an adverse effect on the Company’s business, including its cash flow, by increasing its bad debt or decreasing its cash flow.
Billing for laboratory services is a complex process. Laboratories bill many different payers, including doctors, patients, hundreds of insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. In addition to billing complexities, Dx has experienced an increase in patient responsibility as a result of managed care fee-for-service plans that continue to increase patient deductibles, coinsurance and copayments, or implement restrictive coverage or administrative policies that can further increase patient costs. Dx expects this trend to continue. A material increase in Dx’s days sales outstanding level could have an adverse effect on the Company's business, including potentially increasing its bad debt rate and decreasing its cash flows. Although DD does not face the same level of complexity in its billing processes, it could also experience delays in billing or collection, and a material increase in DD’s days sales outstanding could have an adverse effect on the Company’s business, including potentially decreasing its cash flows.
DD’s revenues depend on the biopharmaceutical industry.
DD’s revenues depend greatly on the expenditures made by the biopharmaceutical industry in R&D. In some instances, biopharmaceutical companies are reliant on their ability to raise capital in order to fund their R&D projects. Biopharmaceutical companies are also reliant on reimbursement for their products from government programs and commercial payers. Accordingly, economic factors and industry trends affecting DD’s customers in these industries may also affect DD. If these companies were to reduce the number of R&D projects they conduct or outsource, whether through the inability to raise capital, reductions in reimbursement from governmental programs or commercial payers, industry trends, economic conditions or otherwise, DD could be materially adversely affected.
Foreign currency exchange fluctuations could have an adverse effect on the Company’s business.

Index

The Company has business and operations outside the U.S., and DD derives a significant portion of its revenues from international operations. Since the Company's consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on reported results. In addition, DD may incur costs in one currency related to its services or products for which it is paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect DD's results of operations, financial condition and cash flows.
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
At December 31, 2020, indebtedness on the Company's outstanding Senior Notes totaled approximately $5,450.0 million in aggregate principal. The Company is also a party to credit agreements relating to a $1.0 billion revolving credit facility and a 2019 term loan with a balance of $375.0 million as of December 31, 2020. Under the term loan facility and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment-grade-rated borrowers, and the Company is required to maintain a leverage ratio within certain limits.
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
The Company's operating results, may vary significantly from quarter to quarter and are influenced by factors over which the Company has little control, such as:
•changes in the general global economy;
•exchange rate fluctuations;
•the commencement, completion, delay or cancellation of large projects or contracts or groups of projects;
•the progress of ongoing projects;
•weather;
•the timing of and charges associated with completed acquisitions or other events; and
•changes in the utilization mix of the Company's services.
The Company believes that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in the Company's quarterly operating results could negatively or positively affect the market price of the Company's common stock, these fluctuations may not be related to the Company's future overall operating performance.
Risks Related to Technology and Cybersecurity
Failure to maintain the security of customer-related information or compliance with security requirements could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation and enforcement actions.
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

Index

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
The Company has experienced and expects to continue to experience attempts by computer programmers and hackers to attack and penetrate the Company’s layered security controls, like the 2018 ransomware attack. The Company has also experienced and expects to continue to experience similar attempts to attack and penetrate the systems of third-party suppliers and vendors to whom the Company has provided data, like the 2019 data breach of Retrieval-Masters Credit Bureau, Inc. d/b/a/ American Medical Collections Agency (AMCA). These attempts, if successful, could result in the misappropriation or compromise of personal information or proprietary or confidential information stored within the Company's systems or within the systems of third-parties, create system disruptions or cause shutdowns. External actors are developing and deploying viruses, worms and other malicious software programs that attack the Company’s systems, the systems of third-parties, or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments through illegal electronic spamming, phishing, spear phishing, or other tactics. The Company has robust information security procedures and other safeguards in place, including evaluating the cybersecurity status of third-party suppliers and vendors that will have access to the Company’s data or information technology systems, which are monitored and routinely tested internally and by external parties. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate all of these techniques or to implement adequate preventive measures. In addition, as cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures or to

Index

investigate and remediate any information security vulnerabilities. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service. This could also impact the cost and availability of cyber insurance to the Company. Breaches of the Company’s or third-parties' security measures and the unauthorized dissemination of personal, proprietary or confidential information about the Company or its customers or other third-parties could expose customers’ private information. Such breaches could expose customers to the risk of financial or medical identity theft or expose the Company or other third-parties to a risk of loss or misuse of this information, result in litigation and potential liability for the Company, damage the Company’s brand and reputation or otherwise harm the Company’s business. Any of these disruptions or breaches of security could have a material adverse effect on the Company’s business, regulatory compliance, financial condition and results of operations.
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
In addition, third parties to whom the Company outsources certain services or functions may process personal data, or other confidential information of the Company. A breach or cyber attack affecting these third parties, like the AMCA Incident, could also harm the Company's business, results of operations and reputation.
Risks Related to Legal Matters
Adverse results in material litigation matters could have a material adverse effect upon the Company’s business.
The Company may become subject in the ordinary course of business to material legal actions related to, among other things, intellectual property disputes, contract disputes, data and privacy issues, professional liability and employee-related matters. The Company may also receive inquiries and requests for information from governmental agencies and bodies, including Medicare or Medicaid payers, requesting comment and/or information on allegations of billing irregularities, billing and pricing arrangements, or privacy practices that are brought to its attention through audits or third parties. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon its business.
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

Index

Contract research services in the drug development industry create liability risks.
In contracting to work on drug development trials and studies, DD faces a range of potential liabilities, including:
•Errors or omissions that create harm to clinical trial subjects during a trial or to consumers of a drug after the trial is completed and regulatory approval of the drug has been granted;
•General risks associated with clinical pharmacology facilities, including negative consequences from the administration of drugs to clinical trial participants or the professional malpractice of clinical pharmacology physicians;
•Risks that animals in DD’s facilities may be infected with diseases that may be harmful and even lethal to themselves and humans despite preventive measures contained in DD's business policies, including those for the quarantine and handling of imported animals; and
•Errors and omissions during a trial or study that may undermine the usefulness of a trial or study, or data from the trial or study or that may delay the entry of a drug to the market.
DD contracts with physicians, also referred to as investigators, to conduct the clinical trials to test new drugs on clinical trial subjects. These tests can create a risk of liability for personal injury or death to clinical trial subjects resulting from negative reactions to the drugs administered or from professional malpractice by third party investigators.
While DD endeavors to include in its contracts provisions entitling it to be indemnified and entitling it to a limitation of liability, these provisions are not always successfully obtained and, even if obtained, do not uniformly protect DD against liability arising from certain of its own actions. DD could be materially and adversely affected if it were required to pay damages or bear the costs of defending any claim that is not covered by a contractual indemnification provision, or in the event that a party which must indemnify it does not fulfill its indemnification obligations, or in the event that DD is not successful in limiting its liability or in the event that the damages and costs exceed DD's insurance coverage. DD may also be required to agree to contract provisions with clinical trial sites or its customers related to the conduct of clinical trials, and DD could be materially and adversely affected if it were required to indemnify a site or customer against claims pursuant to such contract terms. There can be no assurance that DD will be able to maintain sufficient insurance coverage on acceptable terms.
Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Index

Item 2.       PROPERTIES

The Company's corporate headquarters are located in Burlington, North Carolina, and include facilities that are both owned and leased.
Labcorp Diagnostics (Dx) operates through a network of patient service centers, branches, rapid response laboratories, primary laboratories, and specialty laboratories. The table below summarizes certain information as to Dx's principal operating and administrative facilities as of December 31, 2020.

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

Index

Labcorp Drug Development (DD) operates on a global scale. The table below summarizes certain information as to DD's principal operating and administrative facilities as of December 31, 2020.

Location	Nature of Occupancy
Primary Facilities:
Mechelen, Belgium	Leased
Beijing, China	Leased
Shanghai, China (2)	Owned/Leased
Muenster, Germany	Owned
Pune, India	Leased
Bangalore, India	Leased
Singapore	Leased
Geneva, Switzerland	Owned
Eye, United Kingdom	Owned
Harrogate, United Kingdom	Owned
Huntingdon, United Kingdom	Owned
Leeds, United Kingdom	Owned
Maidenhead, United Kingdom	Leased
Shardlow, United Kingdom	Owned
York, United Kingdom	Leased
San Francisco, California	Leased
Daytona Beach, Florida	Leased
Greenfield, Indiana	Owned
Indianapolis, Indiana	Leased
Gaithersburg, Maryland	Leased
Ann Arbor, Michigan	Leased
Minneapolis, Minnesota	Leased
Princeton, New Jersey	Leased
Somerset, New Jersey	Owned
Dallas, Texas	Leased
Chantilly, Virginia	Leased
Madison, Wisconsin	Owned
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
Holders
On February 24, 2021, there were approximately 1,398 holders of record of the Common Stock.
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
Common Stock Performance
The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2015, in each of the Company’s common stock, the Standard & Poor’s, or S&P Composite-500 Stock Index and the S&P 500 Health Care Index, or Peer Group, and assuming that all dividends were reinvested.
Comparison of Cumulative Total Return

	12/2015	12/2016	12/2017	12/2018	12/2019	12/2020
Laboratory Corporation of America Holdings	$100.00	$103.83	$129.01	$102.20	$136.82	$164.63
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P 500 Health Care Index	$100.00	$97.31	$118.79	$126.47	$152.81	$173.36

Comparison of Cumulative Total Return
220
200
180
160
140
120
100
80
Index Stock Price
12/2015
12/2016
12/2017
12/2018
12/2019
12/2020
Period Ending
Laboratory Corporation of America Holdings
S&P 500 Index
S&P 500 Health Care Index

Index

Issuer Purchases of Equity Securities (all amounts in millions, except per share amounts)
The following table sets forth information with respect to purchases of shares of the Company’s Common Stock made during the quarter ended December 31, 2020, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
October 1 - October 31	—	$—	—	$800.0
November 1 - November 30	—	—	—	800.0
December 1 - December 31	—	—	—	800.0
	—	$—	—
At the end of 2019, the Company had outstanding authorization from the board of directors to purchase $900.0 of Company common stock. During three months ended March 31, 2020, the Company purchased 0.6 shares of its common stock at an average price of $178.85 for a total cost of $100.0. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. The Company reinstated its share repurchase program in October 2020 following the temporary suspension of stock repurchases beginning in March 2020 as a result of the anticipated impact of the COVID-19 pandemic. At the end of 2020, the Company had outstanding authorization from the board of directors to purchase up to $800.0 of the Company's common stock. The repurchase authorization has no expiration date.
Item 6.    SELECTED FINANCIAL DATA (in millions, except per share amounts)
Not applicable.
Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in millions)
General
During the year ended December 31, 2020, the Company's revenues grew by 21.0%, due to organic growth of 19.0%, acquisitions of 1.8% and favorable foreign currency translation of 0.4%, partially offset by the disposition of a business of 0.2%. The 19.0% increase in organic revenues includes the 24.1% contribution from PCR and antibody COVID-19 testing (COVID-19 Testing), partially offset by the 5.1% reduction in the Company's organic Base Business due to the pandemic. Base Business includes the Company's business operations except for COVID-19 Testing. The decline in the organic Base Business includes the negative impact of the U.S. Protecting Access to Medicare Act of 2014 (PAMA) of 0.6%.
The Company defines organic growth as the increase in revenue excluding revenue from acquisitions for the first twelve months after the close of each acquisition.
In March 2020, COVID-19 was declared a pandemic. COVID-19 has had and continues to have an extensive impact on the global health and economic environments. Given the continued unpredictability of the COVID-19 pandemic and the corresponding government restrictions and customer behavior, there are a wide-range of feasible financial results for 2021. Throughout 2020, the Company's COVID-19 Testing has helped to offset the pressure experienced in the Base Business. To date, the Company has performed more than 18 million PCR and 3.0 million antibody COVID-19 tests and as of February 25, 2021, has the capacity to perform 275,000 PCR and 300,000 antibody tests per day, subject to the availability of equipment and testing supplies and key personnel.
During 2020, the Company recorded goodwill and other asset impairment charges of $462.1, $450.5 within DD and $11.6 within Dx, as a result of the COVID-19 pandemic. The Company concluded that the fair value was less than carrying value for two of its reporting units and recorded goodwill impairment of $418.7 and $3.7 for DD and Dx, respectively. Additional impairment of identifiable intangible and tangible assets of $31.5 and $7.9 was recorded for DD and Dx, respectively, for impairment of a tradename, software, customer relationships, technology assets, and a note receivable.
There remains significant uncertainty regarding the duration and severity of the pandemic and its impact on the Company’s business, results of operations and financial position for 2021. For more information regarding the risks associated with COVID-19 and its impact on the Company’s business, see Risk Factors in Part I - Item 1A. The Company expects Phase II of Dx’s LaunchPad initiative to deliver approximately $200.0 in net savings by the end of 2021, while incurring approximately $40.0 in one-time implementation costs. Approximately one-third of the total savings are expected to be realized in 2021, and one-third of the total savings have been realized in each of 2019 and 2020.
PAMA, which went into effect on January 1, 2018, resulted in a net reduction of revenue of approximately $72.0 and $107.0 in 2020 and 2019, respectively from all payers affected by the Clinical Lab Fee Schedule.

Index

Results of Operations
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance. For discussion of 2019 results and comparison with 2018 results refer to “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Years ended December 31, 2020 and 2019
Revenues

	Years Ended December 31,
	2020	2019	Change
Dx	$9,253.4	$7,000.1	32.2%
DD	4,877.7	4,578.1	6.5%
Intercompany eliminations	(152.6)	(23.4)	552.1%
Total	$13,978.5	$11,554.8	21.0%
The 21.0% increase in revenues for the year ended December 31, 2020, as compared with the corresponding period in 2019 was primarily due to organic growth of 19.0%, acquisitions of 1.8% and favorable foreign currency translation of 0.4%, partially offset by the disposition of a business of 0.2%. The 19.0% increase in organic revenues includes the 24.1% contribution from COVID-19 Testing, partially offset by the 5.1% reduction in the Company's organic Base Business, which the Company believes was due to the pandemic. The decline in the organic Base Business includes the negative impact of PAMA of 0.6%.
Dx revenues for the year ended December 31, 2020, were $9,253.4, an increase of 32.2% over revenues of $7,000.1 in the corresponding period in 2019. The increase in revenues was due to organic growth of 30.9% and acquisitions of 1.3%. The 30.9% increase in organic revenue was due to a 39.8% contribution from COVID-19 Testing, partially offset by an 8.9% decline of the organic Base Business which includes a 1.0% negative impact from PAMA.
Total volume, measured by requisitions, increased by 7.8% as organic volume increased by 6.5% and acquisition volume contributed growth of 1.3%. The organic volume growth is due to demand for COVID-19 Testing of 21.2%, partially offset by a 14.7% reduction of organic Base Business. Price/mix increased by 24.4% due to COVID-19 Testing of 18.6% and Base Business of 5.8%. The Base Business price includes the negative impact from PAMA of 1.0%.
DD revenues for the year ended December 31, 2020, were $4,877.7, an increase of 6.5% over revenues of $4,578.1 in the corresponding period in 2019. The increase in revenues was due to the benefit of acquisitions of 2.6%, favorable foreign currency translation of 0.9% and organic growth of 3.5%, partially offset by a business disposition of 0.5%. The increase in organic revenue was primarily driven by COVID-19 PCR testing through its Central Laboratories unit along with broad based demand including COVID-19 vaccine and therapeutic work, partially offset by the negative impact from the pandemic. The pandemic continues to cause delays in clinical trial progression and associated testing, reductions in investigator site access, as well as interruptions to the supply chain.
Cost of Revenues

	Years Ended December 31,
	2020	2019	Change

Cost of revenues	$9,025.7	$8,302.3	8.7%
Cost of revenues as a % of revenues	64.6%	71.9%
Cost of revenues (primarily laboratory, labor and distribution costs) increased 8.7% in 2020 as compared with 2019 primarily due to organic growth and acquisitions. Cost of revenues as a percentage of revenues decreased to 64.6% in 2020 as compared to 71.9% in 2019. This decrease was primarily due to the impact of COVID-19 Testing on revenues and LaunchPad savings, partially offset by PAMA and higher personnel costs (primarily driven by merit increases and one additional payroll day that predominantly impacted Dx).
During 2020, the Company incurred special charges of $1.9 of acquisition and divestiture related costs, $36.5 in COVID-related costs, and $1.1 related to miscellaneous other items. Additionally, the Company recorded COVID-19 related accounts receivable reserves of $17.0, which are recorded as a reduction of revenues. Excluding these charges, cost of revenues as a percentage of revenues were 64.2% for the year ended December 31, 2020.

Index

Labor and testing supplies for the year ended December 31, 2020, comprise approximately 73.0% of the Company’s cost of revenues. Cost of revenues has increased over the two-year period ended December 31, 2020, primarily due to the impact of acquisitions, overall growth in the Company's volume, including COVID-19 Testing, and increases in merit-based labor costs.
Selling, General and Administrative Expenses

	Years Ended December 31,
	2020	2019	Change
Selling, general and administrative expenses	$1,729.3	$1,624.5	6.5%
SG&A as a % of revenues	12.4%	14.1%
Selling, general and administrative expenses as a percentage of revenues decreased to 12.4% in 2020 compared to 14.1% in 2019. The decrease in selling, general and administrative expenses as a percentage of revenues is primarily due to the contribution of COVID-19 Testing on revenues and less acquisition activity.
During 2020, the Company incurred special charges of $28.3 of acquisition and divestiture related costs, $10.4 in COVID-related costs, $14.6 in management transition costs, and $1.3 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative, partially offset by $2.7 related to miscellaneous other items. These items increased selling, general and administrative expenses by $51.9. Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 12.0% for the year ended December 31, 2020. The decrease in selling, general and administrative expenses as a percentage of revenues is primarily due to leveraging the Company's infrastructure on higher revenue, partially offset by a $15.0 initial contribution to establish the Labcorp Charitable Foundation which supports the Company's strategic mission to improve health and improve lives with contributions focused on health and welfare, education and community.
During 2019, the Company incurred special charges of $69.2 of acquisition and divestiture related costs, $15.2 in management transition costs, and $10.1 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative, partially offset by $11.7 in other miscellaneous items. These items increased selling, general and administrative expenses by $82.9. Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 13.3% for the year ended December 31, 2019.
Goodwill and Other Asset Impairments

	Years Ended December 31,
	2020	2019	Change
Goodwill and other asset impairments	$462.1	$—	N/A
During 2020, the Company recorded goodwill and other asset impairment charges of $462.1, $450.5 within DD and $11.6 within Dx. The Company concluded that the fair value was less than carrying value for two of its reporting units and recorded goodwill impairment of $418.7 and $3.7 for DD and Dx, respectively. Additional impairment of identifiable intangible and tangible assets of $31.8 and $7.9 was recorded for DD and Dx, respectively, for impairment of a tradename, software, customer relationships, technology assets and a note receivable.
Amortization Expense

	Years Ended December 31,
	2020	2019	Change
Dx	$104.9	$102.0	2.8%
DD	170.5	141.2	20.8%
Amortization of intangibles and other assets	$275.4	$243.2	13.2%
The increase in amortization of intangibles and other assets from 2019 through 2020 primarily reflects the impact of acquisitions partially offset by impairment of intangible assets recorded in fiscal 2020, and includes $27.5 of amortization acceleration of certain intangible assets related to the Covance trade name as a result of the Company's rebranding initiative.
Restructuring and Other Charges

	Years Ended December 31,
	2020	2019	Change
Restructuring and other charges	$40.6	$54.6	(25.6)%
 During 2020, the Company recorded net restructuring charges of $40.6; $15.3 within Dx and $25.3 within DD. The charges were comprised of $14.1 in severance and other personnel costs $17.4 for facility, operating lease right-of-use and equipment

Index

impairments, and $18.9 in facility closures and general integration activities. The charges were offset by the reversal of previously established liability of $0.6 and $9.2 in unused severance costs and facility-related costs, respectively.
During 2019, the Company recorded net restructuring charges of $54.6; $26.7 within Dx and $27.9 within DD. The charges were comprised of $32.9 in severance and other personnel costs and $24.9 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of previously established liability of $1.7 in unused severance and $1.5 in unused facility-related costs.
Interest Expense

	Years Ended December 31,
	2020	2019	Change
Interest expense	$207.4	$240.7	(13.8)%
The decrease in interest expense for 2020 as compared with the corresponding period in 2019 is primarily due to the repayment of debt and lower interest rates.
Equity Method Income, Net

	Years Ended December 31,
	2020	2019	Change
Equity method income, net	$2.9	$9.8	(70.4)%
Equity method income, net represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. All of these partnerships and investments reside within the Dx segment. The decrease in income for 2020 as compared with the corresponding period in 2019 was primarily due to the impairment of an equity method investment and the decreased profitability of the Company's joint ventures.
Other, Net

	Years Ended December 31,
	2020	2019	Change
Other, net	$(32.1)	$(3.2)	(903.1)%
The change in Other, net for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to an increase in the write-off or write down of certain of the Company's investments due to the negative impact of the COVID-19 global pandemic partially offset by lower foreign currency transaction losses. Foreign currency transaction losses of $10.1 and $11.1 were recognized for the years ended December 31, 2020 and 2019, respectively.
Income Tax Expense

	Years Ended December 31,
	2020	2019
Income tax expense	$662.1	$280.0
Income tax expense as a % of income before tax	29.8%	25.3%
In 2020, the Company's effective tax rate of 29.8% was unfavorable as compared to 2019 due to impairment charges which were not deductible and or generated tax assets which require a valuation allowance, and the geographic mix of earnings.
The Company considers substantially all of its foreign earnings to be permanently reinvested overseas.
Operating Results by Segment

	Years Ended December 31,
	2020	2019	Change
Dx operating income	$2,634.9	$1,086.0	142.6%
Dx operating margin	28.5%	15.5%	13.0%
DD operating income	$37.3	$411.5	(90.9)%
DD operating margin	0.8%	9.0%	(8.2)%
General corporate expenses	$(226.8)	$(167.3)	35.6%
Total operating income	$2,445.4	$1,330.2	83.8%

Index

Dx operating income was $2,634.9 for the year ended December 31, 2020, an increase of 142.6% over operating income of $1,086.0 in the corresponding period of 2019 and an increase of 1,300 basis points in operating margin year-over-year. The increase in operating income and margin were primarily due to the increase in COVID-19 Testing and LaunchPad savings, partially offset by a reduction in Base Business (primarily due to the pandemic), higher personnel costs and PAMA. The Company remains on track to deliver approximately $200.0 of net savings from its three-year, Phase II of Dx’s LaunchPad initiative by the end of 2021.
DD operating income was $37.3 for the year ended December 31, 2020, a decrease of 90.9% from operating income of $411.5 in the corresponding period of 2019 and a decrease of 820 basis points in operating margin year-over-year. The decrease in operating income and margin were primarily due to the negative impact of COVID-19, specifically goodwill and other asset impairment of $450.5, and higher personnel costs, partially offset by organic demand, acquisitions, and LaunchPad savings. The Company achieved its goal to deliver $150.0 of net savings from its three-year DD LaunchPad initiative by the end of 2020.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $226.8 for the year ended December 31, 2020, an increase of 35.6% over corporate expenses of $167.3 in the corresponding period of 2019. The increase in corporate expenses in 2020 is primarily due to higher personnel costs, including executive transition costs, COVID-19 related expenses and funding of the Labcorp Charitable Foundation.
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
Management’s discussion and analysis of cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018 may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity, Capital Resources and Financial Position” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
In summary the Company's cash flows were as follows:

	For the Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$2,135.3	$1,444.7	$1,305.4
Net cash (used for) provided by investing activities	(643.2)	(1,283.1)	206.7
Net cash used for financing activities	(517.4)	(252.7)	(1,389.9)
Effect of exchange rate on changes in cash and cash equivalents	8.6	1.8	(12.0)
Net change in cash and cash equivalents	$983.3	$(89.3)	$110.2
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2020 and 2019 totaled $1,320.8 and $337.5, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the year ended December 31, 2020, the Company's operations provided $2,135.3 of cash as compared to $1,444.7 in 2019. The $690.6 increase in cash provided from operations in 2020 as compared with the corresponding 2019 period was primarily due to higher cash earnings, partially offset by increased working capital to support growth. Working capital increased primarily due to the increase in accounts receivable and supplies inventory as a result of the revenue growth, offset by increases in income tax payable as a result of a significant increase in taxable income during the fourth quarter and an increase in accrued payroll tax balances due to the deferral of 2020 U.S. payroll taxes as part of the CARES Act stimulus.
Cash Flows from Investing Activities
Net cash used by investing activities for the year ended December 31, 2020 was $643.2 as compared to net cash used by investing activities of $1,283.1 for the year ended December 31, 2019. The $639.9 decrease in net cash used by investing activities for the year ended December 31, 2020, was primarily due to a year over year decrease of $608.4 in cash paid for acquisitions. The Company had proceeds of $7.7 from the sale of assets and disposition of businesses during 2019 in

Index

comparison to $42.1 during 2020. Capital expenditures were $381.7 and $400.2 for the years ended December 31, 2020 and 2019, respectively. Capital expenditures in 2020 were 2.7% of revenues, primarily in connection with projects to support growth in the Company's core businesses, projects related to LaunchPad, and further DD acquisition integration initiatives. The Company intends to continue to pursue acquisitions to drive growth, to make important investments in its business, including in information technology, and to improve efficiency and enable the execution of the Company's mission. Such expenditures are expected to be funded by cash flow from operations or, as needed, through borrowings under debt facilities, including the Company's revolving credit facility or any successor facility. The Company expects capital expenditures in 2021 to be approximately 4.0% of revenues, primarily in connection with projects to support growth in the Company's core businesses, facility updates, ongoing projects related to LaunchPad within the Dx business, LaunchPad's expansion within the DD business, and further acquisition integration initiatives.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2020 was $517.4 compared to cash used in financing activities of $252.7 for the year ended December 31, 2019. This movement in cash within financing activities for 2020, as compared to 2019, was primarily a result of $412.2 net financing payments and $100.0 in share repurchases in 2020 compared to $198.5 in net financing receipts more than offset by $450.0 in share repurchases in 2019.
On August 17, 2020 the Company redeemed the remaining $412.2 of its 4.625% Senior Notes due November 15, 2020, using available cash on hand. The Company exited the remaining fixed-to-variable interest rate swap agreement in August 2020, in connection with this redemption and recorded a gain of $1.6 on the extinguishment. The gain was included in Other, net on the Consolidated Statement of Operations.
On June 3, 2019, the Company entered into a new $850.0 term loan facility in addition to the $577.0 balance then outstanding on its existing $750.0 2017 term loan facility. The 2019 term loan facility will mature on June 3, 2021. Proceeds of the 2019 term loan facility were used for general corporate purposes, including to repay approximately $250.0 of the 2017 term loan facility and in connection with the acquisition of Envigo's nonclinical research services business.
On November 25, 2019, the Company issued $1,050.0 in debt securities, consisting of $400.0 aggregate principal amount of 2.300% Senior Notes due 2024 and $650.0 aggregate principal amount of 2.950% Senior Notes due 2029. The net proceeds from the new Senior Notes were used to redeem all of the outstanding $500.0 principal amount of its 2.625% Senior Notes due February 1, 2020, redeem $187.9 of the outstanding 4.625% Senior Notes due November 15, 2020, and to repay $348.3 outstanding under the 2017 term loan credit facility.
In total, during 2019, the Company redeemed or repaid $687.9 million of its Senior Notes and $1,002.0 million of its term loans. In addition, the Company borrowed and repaid a total of $495.0 million of debt through its revolving credit facility within 2019 and $151.7 within 2020.
The Company continues to evaluate its outstanding debt portfolio to take advantage of market conditions that would allow the Company to reduce its interest rate or financing risk and provide a lower long-term borrowing cost.
The Company's revolving credit facility consists of a five year revolving facility in the principal amount of up to $1,000.0 with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions.
Under the Company's term loan credit facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the term loan credit facility and the revolving credit facility at December 31, 2020. In May 2020, in order to obtain increased financial covenant flexibility, the Company and its lenders entered into amendments to the term loan facility and the revolving credit facility to increase the maximum leverage ratio to 5.0x debt to last twelve months EBITDA for the three month periods ending June 30, September 30 and December 31, 2020, and 4.5x for the period ended March 31, 2021. From and including the period ending June 30, 2021, the maximum leverage ratio reverts back to 4.0x. The amendments also provide that during any period in which the Company's leverage ratio exceeds 4.5x debt to last twelve months EBITDA (i) the Company will be prohibited from consummating share repurchases, subject to limited exceptions, (ii) borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.25% or a base rate plus a margin of 0.25%, (iii) the facility fee that the Company is required to pay on the aggregate commitments under the revolving credit facility will be 0.25% per annum, and (iv) borrowings under the term loan facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.175% or a base rate plus a margin of 0.175%. The Company's leverage ratio did not exceed 4.5x debt to last twelve months EBITDA as of December 31, 2020.

Index

At the end of 2019, the Company had outstanding authorization from the board of directors to purchase up to $900.0 of Company common stock. During 2020, the Company repurchased 0.6 shares of its common stock at an average price of $178.85 for a total cost of $100.0. At the end of 2020, the Company had outstanding authorization from the board of directors to purchase $800.0 of Company common stock. The repurchase authorization has no expiration date.
During 2019, the Company settled notices to convert $8.6 aggregate principal amount at maturity of its zero-coupon subordinated notes due 2021 (the zero-coupon notes) with a conversion value of $16.6. The total cash used for these settlements was $8.2 and the Company also issued 0.1 additional shares of common stock. As a result of these conversions in 2019, the Company also reversed approximately $2.0 of deferred tax liability to reflect the tax benefit realized upon issuance of the shares. On December 19, 2019, the Company redeemed any remaining outstanding zero-coupon notes that did not convert.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and BBB from Standard & Poor's (S&P) contribute to its ability to access capital markets.

Contractual Cash Obligations
	Payments Due by Period
	Total	Short-term	Long-term
Operating lease obligations	$869.6	$192.0	$677.6
Contingent future licensing payments (a)	21.6	3.5	18.1
Purchase obligations	60.1	45.5	14.6
Finance lease obligations	91.1	6.7	84.4
Scheduled interest payments on Senior Notes	1,734.4	194.5	1,539.9
Scheduled interest payments on Term Loan (d)	1.5	1.5	—
Long-term debt (e)	1,676.7	376.7	1,300.0
Total contractual cash obligations (b) (c)	$4,455.0	$820.4	$3,634.6

(a)Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and the achievement of specified revenue milestones.
(b)The table does not include obligations under the Company’s pension and postretirement benefit plans, which are included in Note 17 Pension and Postretirement Plans to Consolidated Financial Statements. Benefits under the Company's postretirement medical plan are paid when claims are submitted for payment, the timing of which is not practicable to estimate.
(c)The table does not include the Company’s reserve for unrecognized tax benefits. The Company had a $57.1 and $37.2 reserve for unrecognized tax benefits, including interest and penalties, at December 31, 2020, and 2019, respectively, which is included in Note 14 Income Taxes to Consolidated Financial Statements.
(d)Interest payments due by period for the Company's debt subject to variable interest rates are calculated based on rates in place as of December 31, 2020.
(e)Excludes amount of debt issuance costs included in the long-term debt balance.

Off-Balance Sheet Arrangements
The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off-balance sheet financing other than normal operating leases and letters of credit.
Other Commercial Commitments
As of December 31, 2020, the Company provided letters of credit aggregating approximately $77.4, primarily in connection with certain insurance program which are renewed annually.
The contractual value of the noncontrolling interest put in the Company's Ontario subsidiary totaled $16.2 and $15.8 at December 31, 2020, and 2019, respectively, and has been classified as mezzanine equity in the Company's consolidated balance sheet.
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

Index

Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While the Company believes these estimates are reasonable and consistent, they are by their very nature estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company’s Audit Committee periodically reviews the Company’s significant accounting policies. The Company’s critical accounting policies arise in conjunction with the following:
•Revenue recognition;
•Business combinations;
•Pension expense;
•Accruals for self-insurance reserves;
•Income taxes; and
•Goodwill and indefinite-lived assets.
Revenue Recognition
Dx
Within the Dx segment, a revenue transaction is initiated when Dx receives a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. Dx recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete and the associated results are reported. Revenues are distributed among four payer portfolios - clients, patients, Medicare and Medicaid and third-party. Dx considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when sales are recorded.
The following are descriptions of the Dx payer portfolios:
Clients
Client payers represent the portion of Dx’s revenue related to physicians, hospitals, health systems, accountable care organizations (ACOs), employers and other entities where payment is received exclusively from the entity ordering the testing service. Generally, client revenues are recorded on a fee-for-service basis at Dx’s client list price, less any negotiated discount. A portion of client billing is for laboratory management services, collection kits and other non-testing services or products. In these cases, revenue is recognized when services are rendered or delivered.
Patients
This portfolio includes revenue from uninsured patients and member cost-share for insured patients (e.g., coinsurance, deductibles and non-covered services). Uninsured patients are billed based upon Dx’s patient fee schedules, net of any discounts negotiated with physicians on behalf of their patients. Dx bills insured patients as directed by their health plan and after consideration of the fees and terms associated with an established health plan contract.
Medicare and Medicaid
This portfolio relates to fee-for-service revenue from traditional Medicare and Medicaid programs. Net revenue from these programs is based on the fee schedule established by the related government authority. In addition to contractual discounts, other adjustments including anticipated payer denials are considered when determining net revenue. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to Dx’s results of operations in any period presented.
Third-Party
Third-party includes revenue related to MCOs. The majority of Dx's third-party revenue is reimbursed on a fee-for-service basis. These payers are billed at Dx's established list price and revenue is recorded net of contractual discounts. The majority of Dx’s MCO revenues are recorded based upon contractually negotiated fee schedules with revenues for non-contracted MCOs recorded based on historical reimbursement experience.
Third-party reimbursement is also received through capitation agreements with MCOs and independent physician associations (IPAs). Under capitated agreements, revenue is recognized based on a negotiated per-member, per-month payment for an agreed upon menu of tests, or based upon the proportionate share earned by Dx from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of testing

Index

performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. Dx recognizes revenue monthly, based upon the established capitation rate or anticipated distribution from a capitated pool.
Dx has a formal process to estimate implicit price concessions for uncollectable accounts. The majority of Dx's collection risk is related to accounts receivable from both insured and uninsured patients who are unwilling or unable to pay. Anticipated write-offs are recorded as adjustments to revenue at an amount considered necessary to record the segment's revenue at its net realizable value. In addition to contractual discounts, other adjustments including anticipated payer denials and other external factors that could affect the collectability of its receivables are considered when determining revenue and the net receivable amount. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to Dx's results of operations in any period presented.
DD
The nature of DD’s obligations includes agreements to provide preclinical services, to manage a full clinical trial, provide services for a specific phase of a trial, or provide research products to the customer. Generally, the amount of the transaction price estimated at the beginning of the contract is equal to the amount expected to be billed to the customer. Other payments may also factor into the calculation of transaction price, such as volume-based rebates that are retroactively applied to prior transactions in the period.
Historically a majority of DD's revenues have been earned under contracts that range in duration from a few months to a few years, but can extend in duration up to five years or longer. Occasionally, DD also has entered into minimum volume arrangements with certain customers. Under these types of arrangements, if the annual minimum dollar value of a service commitment is not reached, the customer is required to pay DD for the shortfall. Annual minimum commitment shortfalls are not recognized until the end of the period when the amount has been determined and agreed to by the customer.
DD recognizes revenue either as services are performed or as products are delivered, depending on the nature of the work contracted. If performance is completed at a specific point in time, the Company evaluates the nature of the agreement to determine when the good or service is transferred into the customer’s control.
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
Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, DD bills the customer for the total contract value in progress-based installments as certain non-contingent billing milestones are reached over the contract duration. These milestones include, but are not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment and/or database lock. The term “billing milestone” relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are generally not performance-based (i.e., there is no potential additional consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the customer would be the same at the end of the project.
Proportional performance contracts typically contain a single service (e.g., management of a clinical study) and therefore no allocation of the contract price is required. Fee-for-service contracts are typically priced based on transaction volume. Since the volume of activities in a fee-for-service contract is unspecified, the contract price is entirely variable and is allocated to the time period in which it is earned. For contracts that include multiple distinct goods and services, DD allocates the contract price to the goods and services based on a customer price list, if available. If a price list is not available, DD will estimate the transaction price using either market prices or an “expected cost plus margin” approach.
While DD attempts to negotiate terms that provide for billing and payment of services prior or within close proximity to the provision of services, this is not always possible. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

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
Most contracts are terminable with or without cause by the customer, either immediately or upon notice. These contracts often require payment to DD of expenses to wind down the study or project, fees earned to date and, in some cases, a termination fee or a payment to DD of some portion of the fees or profits that could have been earned by DD under the contract if it had not been terminated early. Termination fees are included in revenues when services are performed and realization is assured.
The following are descriptions of the revenue recognition models of the drug development services provided by DD:
Preclinical services include fee-for-service activities such as bioanalytical testing services, and proportional performance activities such as toxicology studies. Revenue for sale of research models is recognized at a point in time, typically upon shipment, when control transferred to the customer. Revenue for bioanalytical testing services is recognized at a point in time upon communication of results to the customer. Revenue for proportional performance activities, including toxicology studies, is recognized using an input-based measure of progress in which revenue is recognized as expenses are incurred for the research models, labor hours, and other costs attributable to the study.
Through its central laboratory, DD produces and supplies specimen collection kits that are utilized in clinical studies, and provides transportation, project management, data management, and laboratory testing services on an as-needed basis throughout the duration of its customers’ clinical studies. Revenue for central laboratory services is recognized using an output-based measure of progress based on volume of activities in each period. DD also provides long-term specimen storage services, for which revenue is recognized using an input-based measure of progress based on costs incurred.
DD provides clinical development and commercialization services, including clinical pharmacology services, full management of Phase II through IV clinical studies, and market access solutions. Revenue for clinical pharmacology services, which includes first-in-human trials, is recognized using an output-based measure of progress based on bed nights. The majority of clinical development and commercialization service long-term contracts are service contracts for clinical research that represent a single performance obligation (e.g., management of a clinical study). Revenue for these service contracts is recognized over time based on the progress of the performance obligation which is measured by the proportion of the actual costs incurred to the total costs expected to complete the contract (including labor and pass-through costs such as investigator grants and reimbursable out-of-pocket expenses). This cost-based method of revenue recognition requires management to estimate the costs to complete these services on an ongoing basis. Clinical services utilizing the input-based measure of progress account for approximately 50% of DD revenue. Revenue for market access solutions is recognized using various methods. Revenue for fee-for-service arrangements, such as reimbursement consulting hotlines and patient assistance programs, is recognized using an output method based on transaction volume which corresponds to the amount charged to the customer. For consulting services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
DD endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. DD maintains a provision for doubtful accounts relating to amounts due that may not be collected. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. Since the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically, bad debt write-offs have not been material.
Business Combinations
The Company accounts for business combination transactions under the acquisition method of accounting and reported the results of operations of the acquired entities from its respective date of acquisition. Assets acquired were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies, including an income approach using primarily discounted cash flow techniques for the customer relationships intangible assets. The aforementioned income methods utilize management's estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired was recorded as goodwill. The goodwill reflects management's expectations

Index

of the ability to gain access to and penetrate the acquired entities' historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in the market. None of the goodwill recorded as a result of the current year transactions is deductible for federal income tax purposes.
As described in Note 3 Business Acquisitions and Dispositions to the consolidated financial statements, the Company acquired various businesses and related assets for approximately $267.6 in cash (net of cash acquired). The purchase consideration for all acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $121.3 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $166.2. The amortization periods for intangible assets acquired from these businesses range from 12 to 15 years for customer relationships. These acquisitions were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the Company's CRO services. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets.
Pension Expense
The Company sponsors both funded and unfunded defined benefit pension plans which provide benefits based on various criteria such as years of service and salary. The Company maintained two plans in the United States, three plans in the United Kingdom and one in Germany.
The two plans in the United States (U.S. Plans) were closed to new entrants and the accrual of service credits at the end of 2009. The U.K. pension plans were closed to new entrants and the accrual of service credits for one plan as of December 31, 2002 and the accrual of service credits for the other two plans as of December 31, 2019. The German plan is closed to new entrants but participants continue to accrue service credits. The U.K. and German plans are aggregated for disclosure as the Non-U.S. Plans.
The Company's net pension cost is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in accounting for the defined-benefit retirement plans are summarized below:
Weighted average assumptions used to determine net periodic benefit costs are as follows:

	U. S. Plans	Non-U.S. Plans
	Year ended December 31, 2020
Discount rate	3.3%	1.7%
Salary increases	N/A	3.1%
Expected long term rate of return	6.0%	3.5
Cash balance interest credit rate	4.0%	N/A
Weighted average assumptions used to determine net periodic benefit obligations are as follows:

	U. S. Plans	Non-U.S. Plans
	Year Ended December 31, 2020
Discount rate	2.3%	1.2%
Salary increases	N/A	2.0%
Discount Rate
The Company evaluates several approaches toward setting the discount rate assumption that is used to value the benefit obligations of its retirement plans. At year-end, priority was given to use of the Towers Watson Bond:Link model, which simulates the purchase of investment-grade corporate bonds at current market yields with principal amounts and maturity dates closely matching the Company's projected cash disbursements from its plans. This completed model represents the yields to maturity at which the Company could theoretically settle its plan obligations at year end. The weighted-average yield on the modeled bond portfolio is then used to form the discount rate assumption used for each retirement plan. A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2020 retirement plan expense of $1.9 for the U.S Plans. A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2020 retirement plan expense of $2.1 for the Non-U.S. Plans.

Index

Return on Plan Assets
In establishing its expected return on plan assets assumption, the Company reviews its asset allocation and develops return assumptions based on different asset classes, adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2020 pension expense of $2.5 for the U.S. Plans. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2020 pension expense of $4.8 for the Non-U.S. Plans.
Net pension cost for 2020 was $11.0 as compared with $13.8 in 2019. The decrease in pension expense was due to market performance partially offset by lower discount rates. Pension expense for the U.S. Plans is expected to decrease to $6.5 in 2021 primarily due to the impact of strong asset returns in 2020, and the $30.0 contribution made in December 2020, offset by lower discount rates in certain plans. Pension expense for the Non-U.S. Plans is expected to decrease by approximately $0.2 in 2021, primarily due to lower service cost partially offset by a lower discount rate in 2021.
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
The quantitative goodwill impairment test includes the estimation of the fair value of each reporting unit as compared to the carrying value of the reporting unit. Reporting units are businesses with discrete financial information that is available and reviewed by management. The Company estimates the fair value of a reporting unit using both income-based and market-based

Index

valuation methods. The income-based approach is based on the reporting unit's forecasted future cash flows that are discounted to the present value using the reporting unit's weighted average cost of capital. For the market-based approach, the Company utilizes a number of factors such as publicly available information regarding the market capitalization of the Company as well as operating results, business plans, market multiples, and present value techniques. Based upon the range of estimated values developed from the income and market-based methods, the Company determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds the carrying value, the goodwill is not impaired, and no further review is required. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
The income-based fair value methodology requires management's assumptions and judgments regarding economic conditions in the markets in which the Company operates and conditions in the capital markets, many of which are outside of management's control. At the reporting unit level, fair value estimation requires management's assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit's strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management's estimates and assumptions regarding:
•Annual cash flows, on a debt-free basis, arising from future revenues and profitability, changes in working capital, capital spending and income taxes for at least a five-year forecast period.
•A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit and economic conditions.
•A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from the comparable companies and the cost of debt for investment grade issuers. In addition, the discount rate may consider any company-specific risk in achieving the prospective financial information.
Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of the reporting units.
The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based upon the revised forecasted revenues and operating income following the declaration of the COVID-19 global pandemic, management concluded there was a triggering event and updated its annual 2019 goodwill impairment testing as of March 31, 2020, for certain of its DD and Dx reporting units. Based on the quantitative impairment assessment performed in the same manner as the Company's annual quantitative assessment, the Company concluded that the fair value was less than carrying value for two of its reporting units, including one where the 2019 fair value exceeded carrying value by approximately 10.0%, and recorded a goodwill impairment of $418.7 for the DD segment and $3.7 for the Dx segment.
Management performed its annual goodwill and intangible asset impairment testing as of the beginning of the fourth quarter of 2020. The Company elected to perform the qualitative assessment for goodwill and intangible assets for the domestic Dx reporting units and certain DD reporting units, a quantitative assessment for two of the DD reporting units, and a quantitative assessment for the Canadian reporting unit and its indefinite-lived assets consisting of acquired Canadian licenses.
In the qualitative assessment, the Company considered relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, the Company concluded that it was not more likely than not that the carrying values of the goodwill and intangible assets were greater than their fair values, and that further quantitative testing was not necessary.
In 2020, the Company utilized a combination of the market and income approaches to determine the fair value of the DD reporting units and the income approach to determine the fair value of the Canadian reporting unit and its indefinite-lived assets consisting of acquired Canadian licenses. Based upon the results of the quantitative assessments, the Company concluded that the fair values of the goodwill and intangible assets, including the indefinite-lived Canadian licenses, was greater than the carrying value.
It is possible that the Company's conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in the Company's goodwill and intangible asset impairment testing performed as of the beginning of the fourth quarter of 2020 will

Index

prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2020 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA. Management's impairment analysis for certain reporting units utilized significant judgments and assumptions related to the market comparable method analysis, such as selected market multiples, and related to cash flow projections, such as revenue and terminal growth rate, projected operating income, and the discount rate. A significant increase in the discount rate, decrease in the revenue and terminal growth rate, decreased operation margin or substantial reductions in end markets and volume assumptions could have a negative impact on the estimated fair value of certain reporting units. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's consolidated financial position and results of operations.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange and interest rates, and the Company regularly evaluates the exposure to such changes. The Company addresses its exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps and interest rate swap agreements. Although, as set forth below, the Company’s zero-coupon subordinated notes contained features that were considered to be embedded derivative instruments, the Company does not hold or issue derivative financial instruments for trading purposes.
Foreign Currency Exchange Rates
Approximately 10.7% and 12.7% of the Company's revenues for the year ended December 31, 2020 and 2019, respectively, were denominated in currencies other than the U.S. dollar (USD). The Company's financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company's consolidated financial results. In both 2020 and 2019, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss franc, euro and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for 2020 by approximately $9.1. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $264.1 and $104.4 at December 31, 2020, and 2019, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At December 31, 2020, the Company had 31 open foreign exchange forward contracts with various amounts maturing monthly through January 2021 with a notional value totaling approximately $601.2. At December 31, 2019, the Company had 34 open foreign exchange forward contracts with various amounts maturing monthly through January 2020 with a notional value totaling approximately $369.2.
The Company is party to USD to Swiss Franc cross-currency swap agreements with a notional amount of $600.0, maturing in 2022 and 2025, as a hedge against the impact of foreign exchange movements on its net investment in its Swiss Franc functional currency subsidiary.
Interest Rates
Some of the Company's debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the Company's financial results. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company's term loan credit facilities and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of December 31, 2020, and 2019, the Company had approximately $375.0 and $375.0, respectively, of unhedged variable rate debt under the 2019 term loan credit facility.

Index

Each quarter-point increase or decrease in the variable rate would result in the Company's interest expense changing by approximately $0.9 per year for the Company's unhedged variable rate debt.
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for its 4.625% Senior Notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month London Interbank Offered Rate (LIBOR) plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. The Company exited one of these swap arrangements in December 2019 in connection with the redemption of $187.9 of the 4.625% Senior Notes due 2020 and recorded a gain of $1.6. The Company exited the remaining fixed-to-variable interest rate swap agreement in August 2020, in connection with the redemption of the remaining $412.2 of its 4.625% Senior Notes due November 15, 2020, and recorded a gain of $1.6 on the extinguishment.
On December 19, 2019, the Company redeemed any remaining outstanding zero-coupon subordinated notes due 2021 (the zero-coupon notes) that had not previously converted.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, the Company carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The internal control over financial reporting at the Company was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S.;
•provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the

Index

Treadway Commission (COSO). Based on this assessment, the Company's management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s board of directors.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in its report, which is included herein immediately preceding the Company’s audited financial statements.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2021 (the 2021 Proxy Statement) under the caption Election of Directors. Information regarding executive officers is incorporated by reference to the Company’s 2021 Proxy Statement under the caption Executive Officers. Information concerning the Company’s Audit Committee, including the designation of audit committee financial experts and information regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated by reference to the Company’s 2021 Proxy Statement under the captions Corporate Governance and Delinquent Section 16(a) Reports, respectively. Information concerning the Company's code of ethics is incorporated by reference to the Company's 2021 Proxy Statement under the caption Corporate Governance Policies and Procedures.
Item 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information in the 2021 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Note 15 Stock Compensation Plans to the Consolidated Financial Statements for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this item is incorporated by reference to information in the 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Holders and Management,” “Compensation Discussion and Analysis” and “Executive Compensation.”
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information in the 2021 Proxy Statement under the captions “Board Independence” and “Related Party Transactions.”
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to information in the 2021 Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm.”

Index

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Annual Report:

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

3.2
Amended and Restated By-Laws of the Company, adopted and effective July 7, 2020 (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020. and Restated By-Laws of the Company.

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

4.3
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

4.5
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

4.7
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

4.9
Eighth Supplemental Indenture, dated as of January 30, 2015, between the Company and U.S. Bank National Association, as trustee, including the form of the 2022 Notes (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 30, 2015).

4.10
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

Index

4.13
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

4.15
Fourteenth Supplemental Indenture, dated as of November 25, 2019, between the Company and U.S. Bank National Association, as trustee, including the form of the 2029 Notes (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 25, 2019).

4.16*	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1+	National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.2+
Laboratory Corporation of America Holdings Amended and Restated New Pension Equalization Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.3+
First Amendment to the Laboratory Corporation of America Holdings Amended and Restated New Pension Equalization Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.4+
Second Amendment to the Laboratory Corporation of America Holdings Amended and Restated New Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5+
Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.22 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6+
First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.7+
Second Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.8+
Third Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan (incorporated herein by reference Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.9+
Third Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.10+
Fourth Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.11+
Laboratory Corporation of America Holdings 2008 Stock Incentive Plan (incorporated herein by reference to Annex III to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2008).

10.12+	Amendment to Laboratory Corporation of America Holdings 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2008).
10.13+	Laboratory Corporation of America Holdings 2012 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012).
10.14
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

Index

10.15
Amendment No. 1, dated as of May 7, 2020, to the Second Amended and Restated Credit Agreement, dated September 15, 2017 (originally dated as of December 21, 2011), among the Company, Bank of America, N.A. as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020).

10.16+	Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2016).
10.17+	Laboratory Corporation of America Holdings 2016 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2016).
10.18
Term Loan Credit Agreement, dated June 3, 2019, by and among Laboratory Corporation of America Holdings, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019).

10.19
Amendment No. 1, dated as of May 7, 2020, to the Term Loan Credit Agreement, dated June 3, 2019, among the Company, Bank of America, N.A. as administrative agent, and the lenders party thereto. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020).

10.20+
Executive Employment Agreement, dated June 4, 2019, by and between Laboratory Corporation of America Holdings and Adam H. Schechter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2019).

10.21*+	Amended and Restated Master Senior Executive Severance Plan.
16.1	Letter of PricewaterhouseCoopers LLP, dated November 5, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 5, 2020).

21*	List of Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1*	Power of Attorney of Kerrii B. Anderson
24.2*	Power of Attorney of Jean-Luc Bélingard
24.3*	Power of Attorney of Jeffrey A. Davis
24.4*	Power of Attorney of D. Gary Gilliland, M.D., Ph.D.
24.5*	Power of Attorney of Garheng Kong, M.D., Ph.D.
24.6*	Power of Attorney of Peter M. Neupert
24.7*	Power of Attorney of Richelle P. Parham
24.8*	Power of Attorney of R. Sanders Williams, M.D.

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith, as required
+	Management contracts or compensatory plans or arrangements

Index

Item 16.        FORM 10-K SUMMARY

None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

		By:	/s/ ADAM H. SCHECHTER
Adam H. Schechter
President and Chief Executive Officer

Dated:	February 25, 2021

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant on February 25, 2021 in the capacities indicated.

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
R. Sanders Williams, M.D.

* Sandra van der Vaart, by her signing her name hereto, does hereby sign this Annual Report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:	/s/ Sandra van der Vaart
Sandra van der Vaart
Attorney-in-fact

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

Index

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Laboratory Corporation of America Holdings
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Laboratory Corporation of America Holdings and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Index

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
Valuation of Labcorp Diagnostics Segment (Dx) Net Accounts Receivable
As described in Notes 2 and 7 to the consolidated financial statements, the Dx business’s revenues are distributed among four payer portfolios - clients, patients, Medicare and Medicaid, and third-party. Dx accounts receivable due from these payer portfolios was $1,515.5 million as of December 31, 2020. Management has a formal process to estimate implicit price concessions for uncollectable accounts. Management considers negotiated discounts and anticipated adjustments, including historical collection experience for each of the payer portfolios, when revenues and accounts receivable are recorded. Anticipated write-offs are recorded as an adjustment to revenue and at an amount considered necessary to record the revenue at its net realizable value. In addition to contractual discounts, other adjustments including anticipated payer denials and other external factors that could affect the collectibility of its receivables are considered when determining revenue and the net receivable amount.
The principal considerations for our determination that performing procedures relating to the valuation of Dx net accounts receivable is a critical audit matter are the significant judgment and estimation by management to determine net accounts receivable related to the Dx segment, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the audit evidence related to the valuation of net Dx accounts receivable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of Dx net accounts receivable. These procedures also included, among others, testing management's process for developing the estimate of net accounts receivable, and the relevance of historical billing and collection data as an input to the analysis; testing the accuracy of a sample of revenue transactions and a sample of cash collections from the historical billing and collection data which is used in management’s analysis; and performing a retrospective comparison of actual cash collected to the prior year estimate of net accounts receivable.
Revenue Recognition - Estimating Costs to Complete for Clinical Research Services
As described in Note 21 to the consolidated financial statements, Labcorp Drug Development (DD) revenue was $4,877.7 million for the year ended December 31, 2020. Clinical services utilizing the input-based measure of progress account for 50% of DD revenue. The majority of clinical development and commercialization service long-term contracts within the DD segment are service contracts for clinical research that represent a single performance obligation (e.g., management of a clinical study). Revenue for these service contracts is recognized over time based on the progress of the performance obligation which was measured by the proportion of the actual costs incurred to the total costs expected to complete the contract (including labor and pass-through costs such as investigator grants and reimbursable out-of-pocket expenses). This cost-based method of revenue recognition required management to estimate the costs to complete these service contracts on an ongoing basis.
The principal considerations for our determination that performing procedures relating to estimating costs to complete for clinical research services is a critical audit matter are the significant judgment and estimation by management when developing the costs to complete, including the labor and third party costs to complete the service contracts, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating evidence related to the cost estimates made by management.

Index

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimated costs to complete. These procedures also included, among others, testing management's process for estimating cost to complete the service contracts, testing, for certain contracts, actual costs incurred and evaluating the reasonableness of management’s estimation of costs to complete projects, including labor and third party costs to complete service contracts; and evaluating whether the assumptions used were reasonable by performing a retrospective comparison of current year project costs to historical cost estimates made by management.
Goodwill Impairment Assessment - Two Reporting Units within the DD Segment

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $7,751.5 million as of December 31, 2020, and the goodwill associated with the Company’s DD segment was $3,951.3 million. For the year ended December 31, 2020, the Company recorded goodwill impairment of $418.7 million for one of its reporting units within the DD segment. Management assesses goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value. Fair value of a reporting unit is estimated using both income-based and market-based valuation methods. Management’s impairment analysis for certain reporting units utilized significant judgments and assumptions related to the market comparable method analysis, such as selected market multiples, and related to cash flow projections, such as revenue and terminal growth rates, projected operating margin, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the two reporting units within the DD segment is a critical audit matter are the significant judgment by management when developing the fair value estimate of the reporting units, which led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate management’s market comparable method analysis and cash flow projections, including significant assumptions for the selected market multiples, revenue and terminal growth rates, projected operating margin, and the discount rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the significant assumptions used in the valuation of the reporting units. These procedures also included, among others, testing management's process for estimating the fair value of the reporting units which involved evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions used in the market comparable method analysis and cash flow projections, including the selected market multiples, revenue and terminal growth rates, projected operating margin, and the discount rate. Evaluating the reasonableness of the revenue and terminal growth rates and projected operating margin involved considering the past performance of the reporting unit and considering whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s valuation methods and the reasonableness of (i) the terminal growth rates impacting the reporting units' future cash flows, (ii) the selected market multiple applied to the reporting units' financial information and (iii) the discount rate.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 25, 2021

We have served as the Company’s auditor since 1997.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,320.8	$337.5
Accounts receivable, net of allowance for doubtful accounts of $22.1 and $19.0 as of December 31, 2020 and 2019, respectively	2,479.8	1,543.9
Unbilled services	536.8	481.4
Supplies inventory	423.2	244.7
Prepaid expenses and other	364.8	373.7
Total current assets	5,125.4	2,981.2
Property, plant and equipment, net	2,729.6	2,636.6
Goodwill, net	7,751.5	7,865.0
Intangible assets, net	3,961.1	4,034.5
Joint venture partnerships and equity method investments	73.5	84.9
Deferred income taxes	20.6	8.8
Other assets, net	410.0	435.4
Total assets	$20,071.7	$18,046.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$638.9	$632.3
Accrued expenses and other	1,357.7	942.4
Unearned revenue	506.5	451.0
Short-term operating lease liabilities	192.0	206.5
Short-term finance lease liabilities	6.7	8.4
Short-term borrowings and current portion of long-term debt	376.7	415.2
Total current liabilities	3,078.5	2,655.8
Long-term debt, less current portion	5,419.0	5,789.8
Operating lease liabilities	677.6	596.6
Financing lease liabilities	84.4	91.1
Deferred income taxes and other tax liabilities	905.4	942.8
Other liabilities	526.4	383.2
Total liabilities	10,691.3	10,459.3
Commitments and contingent liabilities
Noncontrolling interest	20.7	20.1
Shareholders’ equity
Common stock, 97.5 and 97.2 shares outstanding at December 31, 2020 and 2019, respectively	9.0	9.0
Additional paid-in capital	110.3	26.8
Retained earnings	9,402.3	7,903.6
Accumulated other comprehensive loss	(161.9)	(372.4)
Total shareholders’ equity	9,359.7	7,567.0
Total liabilities and shareholders’ equity	$20,071.7	$18,046.4

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2020	2019	2018
Revenues	$13,978.5	$11,554.8	$11,333.4
Cost of revenues	9,025.7	8,302.3	8,157.0
Gross profit	4,952.8	3,252.5	3,176.4
Selling, general and administrative expenses	1,729.3	1,624.5	1,570.9
Amortization of intangibles and other assets	275.4	243.2	231.7
Goodwill and other asset impairments	462.1	—	—
Restructuring and other charges	40.6	54.6	48.1
Operating income	2,445.4	1,330.2	1,325.7
Other income (expense):
Interest expense	(207.4)	(240.7)	(244.2)
Equity method income, net	2.9	9.8	11.6
Investment income	10.3	8.8	7.5
Other, net	(32.1)	(3.2)	167.7
Earnings before income taxes	2,219.1	1,104.9	1,268.3
Provision for income taxes	662.1	280.0	384.4
Net earnings	1,557.0	824.9	883.9
Less: Net earnings attributable to the noncontrolling interest	(0.9)	(1.1)	(0.2)
Net earnings attributable to Laboratory Corporation of America Holdings	$1,556.1	$823.8	$883.7

Basic earnings per common share	$15.99	$8.42	$8.71
Diluted earnings per common share	$15.88	$8.35	$8.61

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2020	2019	2018
Net earnings	$1,557.0	$824.9	$883.9
Foreign currency translation adjustments	264.1	104.4	(176.6)
Net benefit plan adjustments	(65.7)	(17.4)	29.3
Other comprehensive earnings (loss) before tax	198.4	87.0	(147.3)
Provision for income tax related to items of comprehensive earnings	12.1	3.7	17.9
Other comprehensive earnings (loss), net of tax	210.5	90.7	(129.4)
Comprehensive earnings	1,767.5	915.6	754.5
Less: Net earnings attributable to the noncontrolling interest	(0.9)	(1.1)	(0.2)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$1,766.6	$914.5	$754.3

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2017	$12.0	$1,989.8	$6,196.1	$(1,060.1)	$(333.7)	$6,804.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	883.7	—	—	883.7
Other comprehensive loss, net of tax	—	—	—	—	(129.4)	(129.4)
Issuance of common stock under employee stock plans	—	69.1	—	—	—	69.1
Net share settlement tax payments from issuance of stock to employees	—	—	—	(48.0)	—	(48.0)
Conversion of zero-coupon convertible debt	—	0.3	—	—	—	0.3
Stock compensation	—	91.6	—	—	—	91.6
Purchase of common stock	(0.3)	(699.7)	—	—	—	(700.0)
BALANCE AT DECEMBER 31, 2018	11.7	1,451.1	7,079.8	(1,108.1)	(463.1)	6,971.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	823.8	—	—	823.8
Other comprehensive earnings, net of tax	—	—	—	—	90.7	90.7
Issuance of common stock under employee stock plans	—	64.7	—	—	—	64.7
Net share settlement tax payments from issuance of stock to employees	—	(0.5)	—	(40.1)	—	(40.6)
Stock compensation	—	107.0	—	—	—	107.0
Retirement of treasury stock	(2.4)	(1,145.8)		1,148.2	—	—
Purchase of common stock	(0.3)	(449.7)	—	—	—	(450.0)
BALANCE AT DECEMBER 31, 2019	9.0	26.8	7,903.6	—	(372.4)	7,567.0
Adoption of credit loss accounting standard	—	—	(7.0)	—	—	(7.0)
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	1,556.1	—	—	1,556.1
Other comprehensive earnings, net of tax	—	—	—	—	210.5	210.5
Issuance of common stock under employee stock plans		55.9	—	—	—	55.9
Net share settlement tax payments from issuance of stock to employees	—	(34.5)	—	—	—	(34.5)
Stock compensation	—	111.7	—	—	—	111.7
Purchase of common stock	—	(49.6)	(50.4)	—	—	(100.0)
BALANCE AT DECEMBER 31, 2020	$9.0	$110.3	$9,402.3	$—	$(161.9)	$9,359.7

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,557.0	$824.9	$883.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	624.7	577.2	552.1
Stock compensation	111.7	107.0	91.6
Loss (gain) on sale of business	—	13.2	(184.9)
Operating lease right-of-use asset expense	200.3	194.1	—
Goodwill and other asset impairments	462.1	—	—
Deferred income taxes	(47.0)	29.2	22.2
Other, net	83.4	(6.5)	10.8
Change in assets and liabilities (net of effects of acquisitions and divestitures):
(Increase) decrease in accounts receivable	(913.4)	(64.1)	50.2
Increase in unbilled services	(42.5)	(59.0)	(81.0)
Increase in inventory	(196.6)	(21.9)	(18.9)
Increase in prepaid expenses and other	(5.4)	(42.6)	(57.9)
Increase (decrease) in accounts payable	(5.3)	(12.8)	43.3
Increase (decrease) in deferred revenue	48.4	38.1	(33.8)
Increase (decrease) in accrued expenses and other	257.9	(132.1)	27.8
Net cash provided by operating activities	2,135.3	1,444.7	1,305.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(381.7)	(400.2)	(379.8)
Purchases of investments	(40.1)	(27.5)	(22.3)
Proceeds from sale of assets	42.1	7.7	50.1
Proceeds from sale or distributions of investments	1.0	11.2	—
Proceeds from sale of business	—	—	658.2
Proceeds from exit of swaps	3.1	1.7	18.3
Acquisition of businesses, net of cash acquired	(267.6)	(876.0)	(117.8)
Net cash (used for) provided by investing activities	(643.2)	(1,283.1)	206.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Notes offerings	—	1,050.0	—
Proceeds from term loan	—	850.0	—
Payments on term loan	—	(1,002.0)	(295.0)
Proceeds from revolving credit facilities	151.7	495.0	467.2
Payments on revolving credit facilities	(151.7)	(495.0)	(467.2)
Payments on Senior Notes	(412.2)	(687.9)	(400.0)
Payment of debt issuance costs	—	(11.6)	—
Net share settlement tax payments from issuance of stock to employees	(34.5)	(40.6)	(48.0)
Net proceeds from issuance of stock to employees	55.9	64.7	69.1
Purchase of common stock	(100.0)	(450.0)	(700.0)
Other	(26.6)	(25.3)	(16.0)
Net cash used for financing activities	(517.4)	(252.7)	(1,389.9)
Effect of exchange rate changes on cash and cash equivalents	8.6	1.8	(12.0)
Net increase (decrease) in cash and cash equivalents	983.3	(89.3)	110.2
Cash and cash equivalents at beginning of period	337.5	426.8	316.6
Cash and cash equivalents at end of period	$1,320.8	$337.5	$426.8

The accompanying notes are an integral part of these consolidated financial statements.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Laboratory Corporation of America® Holdings (Labcorp® or the Company) is a leading global life sciences company that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its strong diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives. With over 72,400 employees, the Company serves clients in more than 100 countries.
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD). As part of the Company's rebranding initiative announced in December 2020, the Company changed the names of its segments, which were previously referred to as LabCorp Diagnostics and Covance Drug Development. For further financial information about these segments, including information for each of the last three fiscal years regarding revenue, operating income, and other important information, see Note 21 Business Segment Information to the Consolidated Financial Statements. In 2020, Dx and DD contributed 65% and 35%, respectively, of revenues to the Company, and in 2019 contributed 60% and 40%, respectively.
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
In August 2018, the FASB issued a new accounting standard to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the consolidated financial statements.
Novel Coronavirus (COVID-19) Financial Statement Impact
In March 2020, COVID-19 was declared a pandemic. COVID-19 has had and continues to have an extensive impact on the global health and economic environments. During 2020, the Company recorded goodwill and other asset impairment charges of $462.1, $450.5 within DD and $11.6 within Dx, as a result of the COVID-19 pandemic. The Company concluded that the fair

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

value was less than carrying value for two of its reporting units and recorded goodwill impairment of $418.7 and $3.7 for DD and Dx, respectively. Additional impairment of identifiable intangible and tangible assets of $31.8 and $7.9 was recorded for DD and Dx, respectively, for impairment of a tradename, software, customer relationships, technology assets and a note receivable. The Company also impaired certain of the Company's investments by a total of $25.4 during 2020 due to the impact of COVID-19; $7.1 was included in Equity method earnings (loss), net and $18.3 was included in Other, net.
In April 2020, the Company received cash payments of approximately $55.9 from the Public Health and Social Services Emergency Fund for provider relief that was appropriated by Congress to the U.S. Department of Health and Human Services (HHS) in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act Provider Relief Funds). In August 2020, the Company received an additional $76.2 in CARES Act Provider Relief Funds. As the Company's Diagnostic business demonstrated recovery and demand for COVID-19 testing increased, the Company determined that the negative financial impact of COVID-19 which the CARES Act Provider Relief Funds were designed to address no longer applied to the Company. As a result, the Company returned the CARES Act Provider Relief Funds, to the government in the fourth quarter of 2020. There was no impact to the Company's consolidated financial statements as of December 31, 2020 and for the year then ended.
Reimbursable Out-of-Pocket Expenses
DD pays on behalf of its customers certain out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit. Out-of-pocket costs paid by DD are reflected in operating expenses, while the reimbursements received are reflected in revenues in the consolidated statements of operations.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include implicit price concessions, revenue estimates, the allowances for doubtful accounts, deferred tax assets, fair values of acquired assets and assumed liabilities in business combinations, fair value of goodwill and indefinite-lived intangible assets, amortization lives for acquired intangible assets, and accruals for self-insurance reserves, litigation reserves and pensions. The allowance for doubtful accounts is determined based on historical collections trends, the aging of accounts, current economic conditions and regulatory changes. Actual results could differ from those estimates.
The extent to which the COVID-19 pandemic has and will continue to impact the Company’s business and financial results depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the impact to worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020, and through the date of this Annual Report. The accounting matters assessed included, but were not limited to, the Company’s implicit price concessions and credit losses, equity investments, notes receivable and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods
 Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company maintains cash and cash equivalents with various major financial institutions. The total cash and cash equivalent balances that exceeded the balances insured by the Federal Deposit Insurance Commission, were approximately $1,319.4 and $335.0 at December 31, 2020, and 2019, respectively.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Although Dx has receivables due from U.S. and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by U.S. and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (gross) from Medicare and Medicaid were $109.8 and $81.4 at December 31, 2020, and 2019, respectively.
For the Company's operations in Ontario, Canada, the Ontario Ministry of Health and Long-Term Care (Ministry) determines who can establish a licensed community medical laboratory and caps the amount that each of these licensed laboratories can bill the government sponsored healthcare plan. The Ontario government-sponsored healthcare plan covers the cost of commercial laboratory testing performed by the licensed laboratories. The provincial government discounts the annual testing volumes based on certain utilization discounts and establishes an annual maximum it will pay for all community laboratory tests. The agreed-upon reimbursement rates are subject to Ministry review at the end of year and can be adjusted (at the government's discretion) based upon the actual volume and mix of test work performed by the licensed healthcare providers in the province during the year. The capitated accounts receivable balances from the Ontario government sponsored healthcare plan were CAD 0.6 and CAD 3.2 at December 31, 2020, and 2019, respectively.
The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. At December 31, 2020, and 2019, receivables due from patients represented approximately 13.9% and 21.1% of the Company's consolidated gross accounts receivable, respectively. The Company applies assumptions and judgments including historical collection experience and reasonable and supportable forecasts for assessing collectability and determining allowances for doubtful accounts for accounts receivable from patients.
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	2020			2019			2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share	$1,556.1	97.3	$15.99	$823.8	97.9	$8.42	$883.7	101.4	$8.71
Stock options and stock awards	—	0.7		—	0.7		—	1.2
Effect of convertible debt, net of tax	—	—		—	—		—	—
Diluted earnings per share	$1,556.1	98.0	$15.88	$823.8	98.6	$8.35	$883.7	102.6	$8.61
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,
	2020	2019	2018
Stock options	0.2	0.2	0.1
Stock Compensation Plans
The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. The grant date fair value of performance awards is based on a Monte Carlo simulated fair value for the relative (as compared to the peer companies) total shareholder return component of the performance awards. Such value is recognized as an expense over the service period, net of estimated forfeitures and the Company's determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, the Company reassesses the probability of achieving performance targets. The estimation of equity awards that will ultimately vest requires judgment and the Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur.

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
Supplies Inventory
Inventories, consisting primarily of purchased laboratory and customer supplies and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value. Supplies accounted for $403.6 and $228.3 and finished goods accounted for $19.6 and $16.4 of total inventory at December 31, 2020, and 2019, respectively. The Company's inventory reserve balance was $20.2 and $0.0, as of December 31, 2020 and 2019, respectively. Once recorded, the reserves are considered permanent adjustments to the carrying value of inventory.
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
Capitalized Software Costs
The Company capitalizes purchased software that is ready for service and capitalizes software development costs incurred on significant projects starting from the time that the preliminary project stage is completed and the Company commits to funding a project until the project is substantially complete and the software is ready for its intended use. Capitalized costs include direct material and service costs and payroll and payroll-related costs. Research and development (R&D) costs and other computer software maintenance costs related to software development are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system ranging from three to ten years, generally five years. Amortization begins once the underlying system is substantially complete and ready for its intended use.
Long-Lived Assets
The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
Based upon the revised forecasted revenues and operating income following the declaration of the COVID-19 global pandemic, management concluded there was a triggering event and updated its annual 2019 goodwill impairment testing as of March 31, 2020, for certain of its DD reporting units and Dx reporting units. Based on the quantitative impairment assessment performed in the same manner as our annual quantitative assessment, the Company concluded that the fair value was less than carrying value for two of its reporting unit and recorded a goodwill impairment of $418.7 for DD and $3.7 for Dx.
Management performed its annual goodwill and intangible asset impairment testing as of the beginning of the fourth quarter of 2020. The Company elected to perform the qualitative assessment for goodwill and intangible assets for the domestic Dx reporting units and certain DD reporting units, a quantitative assessment for two of the DD reporting units and a quantitative assessment for the Canadian reporting unit and its indefinite-lived assets consisting of acquired Canadian licenses.
In the qualitative assessment, the Company considered relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, the Company concluded that it was not more likely than not that the carrying values of the goodwill and intangible assets were greater than their fair values, and that further quantitative testing was not necessary.
In the annual 2020 quantitative impairment assessment performed at the beginning of the fourth quarter, the Company utilized a combination of income and market approaches to determine the fair value of two DD reporting units and an income approach to determine the fair value of the Canadian reporting unit and its indefinite-lived assets consisting of acquired Canadian licenses. Based upon the results of the quantitative assessments, the Company concluded that the fair values of the goodwill and intangible assets, including the indefinite-lived Canadian licenses, as of October 1, 2020, were greater than the carrying values.
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
Management's impairment analysis for certain reporting units utilized significant judgments and assumptions related to the market comparable method analysis, such as selected market multiples, and related to cash flow projections, such as revenue and terminal growth rates, projected operating margin, and the discount rate. A significant increase in the discount rate, decrease in the revenue and terminal growth rate, or decreased operating margin, or substantial reductions in end markets and volume assumptions could have a negative impact on the estimated fair value of this reporting unit. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's consolidated financial position and results of operations.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Leases
On January 1, 2019 the Company adopted the new lease accounting standard using the modified retrospective method. Comparative periods were not adjusted and are presented in accordance with the lease guidance in effect for that period. The Company elected the package of practical expedients, which includes not reassessing whether existing contracts contain leases under the new definition of a lease, reassessing the classification of existing leases, and reassessing whether previously capitalized initial direct costs qualify for capitalization under the new standard. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use (ROU) asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company elected to utilize the short-term lease exemption and not record leases with initial terms of 12 months or less on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease assets and liabilities are recognized at the commencement date, based on the present value of the future lease payments over the lease term.
A certain number of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into the Company's determination of lease payments. The Company also has variable lease payments that do not depend on a rate or index, for items such as volume purchase commitments, which are recorded as variable cost when incurred. As most of the Company's leases do not provide an implicit rate, the Company estimates an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. The Company uses this rate to discount payments to present value. Some operating leases contain renewal options, some of which also include options to early terminate the leases. The exercise of these options is at the Company's discretion. The Company determined that all renewal options within leases for main laboratories, rapid response (STAT) laboratories, branches or combination sites were reasonably possible to be exercised and therefore are included in the accounting lease term. See Note 5 Leases to the Consolidated Financial Statements.
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
In March 2020, the FASB issued a new accounting standard to provide optional expedients and exceptions if certain conditions are met for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The expedients and exceptions in the standard are effective between March 12, 2020, and December 31, 2022. The Company did not elect to apply any of the expedients or exceptions for the period ended December 31, 2020, and is currently evaluating the impact this new standard will have on the consolidated financial statements.
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
2.      REVENUES
Description of Revenues
Dx attributes revenues to a geographical region based upon where the diagnostic test is performed, while DD attributes revenues to a geographical region based upon where the services are performed. The Company's revenue by segment payers/customer groups for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Year Ended December 31, 2020				For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
	North America	Europe	Other	Total	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	20%	—%	—%	20%	17%	—%	—%	17%	18%	—%	—%	18%
Patients	6%	—%	—%	6%	8%	—%	—%	8%	8%	—%	—%	8%
Medicare and Medicaid	7%	—%	—%	7%	8%	—%	—%	8%	9%	—%	—%	9%
Third-party	32%	—%	—%	32%	27%	—%	—%	27%	27%	—%	—%	27%
Total Dx revenues by payer	65%	—%	—%	65%	60%	—%	—%	60%	62%	—%	—%	62%

DD
Biopharmaceutical and medical device companies	17%	11%	7%	35%	21%	12%	7%	40%	19%	12%	7%	38%

Total revenues	82%	11%	7%	100%	81%	12%	7%	100%	81%	12%	7%	100%

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Revenues in the U.S. were $11,192.3 (80.1%), $8,981.3 (77.7%) and $8,843.5 (78.0%) for the years ended December 31, 2020, 2019 and 2018.
The following is a description of the current revenue recognition policies of the Company:
Dx
Dx is an independent clinical laboratory business. It offers a comprehensive menu of frequently requested and specialty diagnostic tests through an integrated network of primary and specialty laboratories across the U.S. In addition to diagnostic testing along with occupational and wellness testing for employers and forensic DNA analysis, Dx also offered a range of other testing services.
Within the Dx segment, a revenue transaction is initiated when Dx receives a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. Dx recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete and the associated results are reported. Sales are distributed among four payer portfolios - clients, patients, Medicare and Medicaid and third-party. Dx considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when sales are recorded.
The following are descriptions of the Dx payer portfolios:
Clients
Client payers represent the portion of Dx’s revenue related to physicians, hospitals, health systems, accountable care organizations (ACOs), employers and other entities where payment is received exclusively from the entity ordering the testing service. Generally, client sales are recorded on a fee-for-service basis at Dx’s client list price, less any negotiated discount. A portion of client billing is for laboratory management services, collection kits and other non-testing services or products. In these cases, revenue is recognized when services are rendered or delivered.
Patients
This portfolio includes revenue from uninsured patients and member cost-share for insured patients (e.g., coinsurance, deductibles and non-covered services). Uninsured patients are billed based upon Dx’s patient list fee schedules, net of any discounts negotiated with physicians on behalf of their patients. Dx bills insured patients as directed by their health plan and after consideration of the fees and terms associated with an established health plan contract.
Medicare and Medicaid
This portfolio relates to fee-for-service revenue from traditional Medicare and Medicaid programs. Revenue from these programs is based on the fee schedule established by the related government authority. In addition to contractual discounts, other adjustments including anticipated payer denials are considered when determining revenue. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to Dx’s results of operations in any period presented.
Third-Party
Third-party includes revenue related to MCOs. The majority of Dx's third-party revenue is reimbursed on a fee-for-service basis. These payers are billed at Dx's established list price and revenue is recorded net of contractual discounts. The majority of Dx’s MCO sales are recorded based upon contractually negotiated fee schedules with sales for non-contracted MCOs recorded based on historical reimbursement experience.
In addition to contractual discounts, other adjustments including anticipated payer denials are considered when determining revenue. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to Dx’s results of operations in any period presented.
Third-party reimbursement is also received through capitation agreements with MCOs and independent physician associations (IPAs). Under capitated agreements, revenue is recognized based on a negotiated per-member, per-month payment for an agreed upon menu of tests, or based upon the proportionate share earned by Dx from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of testing performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. Dx recognizes revenue monthly, based upon the established capitation rate or anticipated distribution from a capitated pool.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

DD
DD is a CRO business that provides end-to-end drug development services from early-stage research to clinical trial management and beyond. DD provides these services predominantly to biopharmaceutical and medical device companies worldwide. Because DD's client base generally consumes these drug development services across the entire portfolio of DD pre-clinical and clinical services offerings, there is little variability in the customer base of any particular DD service offering. The nature of DD’s obligations includes agreements to provide preclinical services, to manage a full clinical trial, provide services for a specific phase of a trial, or provide research products to the customer. Generally, the amount of the transaction price estimated at the beginning of the contract is equal to the amount expected to be billed to the customer. Other payments may also factor into the calculation of transaction price, such as volume-based rebates that are retroactively applied to prior transactions in the period.
Historically, a majority of DD’s revenues have been earned under contracts that range in duration from a few months to a few years, but can extend in duration up to five years or longer. Occasionally, DD also has entered into minimum volume arrangements with certain customers. Under these types of arrangements, if the annual minimum dollar value of a service commitment is not reached, the customer is required to pay DD for the shortfall. Annual minimum commitment shortfalls are not recognized until the end of the period when the amount has been determined and agreed to by the customer.
DD recognizes revenue either as services are performed or as products are delivered, depending on the nature of the work contracted. If performance is completed at a specific point in time, the Company evaluates the nature of the agreement to determine when the good or service is transferred into the customer’s control.
Service contracts generally take the form of fee-for-service or fixed-price arrangements subject to pricing adjustments based on changes in scope. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. When using an input method, revenue is recognized by dividing the actual units of input incurred by the total units of input budgeted in the contract, and multiplying that percentage by the total contract value. In each situation, the Company believes that the methods used most accurately depict the progress of the Company towards completing its obligations. Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, DD bills the customer for the total contract value in progress-based installments as certain non-contingent billing milestones are reached over the contract duration. These milestones include, but are not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment and/or database lock. The term “billing milestone” relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are generally not performance-based (i.e., there is no potential additional consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the customer would be the same at the end of the project.
Proportional performance contracts typically contain a single service (e.g., management of a clinical study) and therefore no allocation of the contract price is required. Fee-for-service contracts are typically priced based on transaction volume. Since the volume of activities in a fee-for-service contract is unspecified, the contract price is entirely variable and is allocated to the time period in which it is earned. For contracts that include multiple distinct goods and services, DD allocates the contract price to the goods and services based on a customer price list, if available. If a price list is not available, DD will estimate the transaction price using either market prices or an “expected cost plus margin” approach.
While DD attempts to negotiate terms that provide for billing and payment of services prior or within close proximity to the provision of services, this is not always possible. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.
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
Most contracts are terminable with or without cause by the customer, either immediately or upon notice. These contracts often require payment to DD of expenses to wind-down the study or project, fees earned to date and, in some cases, a termination fee or a payment to DD of some portion of the fees or profits that could have been earned by DD under the contract if it had not been terminated early. Termination fees are included in revenues when services are performed and realization is assured.
The following are descriptions of the full range of drug development services provided by DD:
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
Through its central laboratory, DD produces and supplies specimen collection kits that are utilized in clinical studies, and provides transportation, project management, data management, and laboratory testing services on an as-needed basis throughout the duration of its customers’ clinical studies. Revenue for central laboratory services is recognized using an output-based measure of progress based on volume of activities in each period. DD also provides long-term specimen storage services, for which revenue is recognized using an input-based measure of progress based on costs incurred.
DD provides clinical development and commercialization services, including clinical pharmacology services, full management of Phase II through IV clinical studies, and market access solutions. Revenue for clinical pharmacology services, which includes first-in-human trials, is recognized using an output-based measure of progress based on bed nights. Revenue for full service clinical studies is recognized using an input-based measure of progress based on costs incurred (including pass-through costs such as investigator grants and reimbursable out-of-pocket expenses). Revenue for market access solutions is recognized using various methods. Revenue for fee-for-service arrangements, such as reimbursement consulting hotlines and patient assistance programs, is recognized using an output method based on transaction volume which corresponds to the amount charged to the customer. For consulting services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
Contract costs
DD incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 12-57 months, depending on the business. For businesses that enter primarily short-term contracts, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
DD incurs costs to fulfill contracts with customers, which are recoverable through the service fees in the contract. Contract fulfillment costs include software implementation costs and setup costs for certain market access solutions. These costs are recognized as assets and amortized over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. This period typically ranges from 24-60 months. Amortization of deferred contract fulfillment costs is included in cost of goods sold.

	December 31, 2020	December 31, 2019
Sales commission assets	$32.6	$28.6
Deferred contract fulfillment costs	12.6	14.9
Total	$45.2	$43.5

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Amortization related to sales commission assets and associated payroll taxes for the year ended December 31, 2020, 2019, and 2018 was $23.2, $21.2 and $16.9, respectively. Amortization related to deferred contract fulfillment costs for the years ended December 31, 2020, 2019 and 2018 was $10.1, $8.7 and $4.4, respectively. Impairment expense related to contract costs was immaterial to the Company’s consolidated statement of operations. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers, when the difference in timing of payment and performance is one year or less.
Receivables, Unbilled Services and Unearned Revenue
Unbilled services are comprised primarily of unbilled receivables, but also include contract assets. A contract asset is recorded when a right to payment has been earned for work performed, but billing and payment for that work is determined by certain contractual milestones, whereas unbilled receivables are billable upon the passage of time. While DD attempts to negotiate terms that provide for billing and payment of services prior or in close proximity to the provision of services, this is not always possible and there are fluctuations in the level of unbilled services and unearned revenue from period to period. The following table provides information about receivables, unbilled services, and unearned revenue (contract liabilities) from contracts with customers for the DD segment:

	December 31, 2020	December 31, 2019
Receivables, which are included in Accounts Receivable	$1,001.5	$771.1
Unbilled services	548.1	483.7
Unearned revenue	492.2	449.2
Revenue recognized during the period, that was included in the unearned revenue balance at the beginning of the period, for the year ended December 31, 2020, and 2019, was $262.6 and $250.2, respectively.
Credit Loss Rollforward
With the adoption of the current expected credit loss standard in 2020, the Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the year ended December 31, 2020, is as follows:

	Year Ended December 31, 2020
	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Allowance for credit losses as of December 31, 2019	$19.0	$2.3	$—	$21.3
Current expected credit losses opening balance impact on retained earnings	1.8	0.2	5.0	7.0
Credit loss expense	7.0	9.0	0.7	16.7
Write offs	(5.7)	(0.2)	—	(5.9)
Ending allowance for credit losses	$22.1	$11.3	$5.7	$39.1
Notes and other receivables includes the $70.0 due 2022 from the Envigo transaction which is recorded in Other assets, net.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within the DD segment. The amount of existing performance obligations under such long-term contracts unsatisfied as of December 31, 2020, and 2019, was $5,128.4 and $4,520.8, respectively. The Company expects to recognize approximately 26.0% of the remaining performance obligations as of December 31, 2020, as revenue over the next 12 months, and the balance thereafter. The Company's long-term contracts generally range from 1 to 8 years.
The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company also did not disclose information about remaining performance obligations when the variable consideration was related to a wholly unsatisfied performance obligation within a series of obligations.
Within DD, revenue of $80.9 and $88.9 was recognized during the year ended December 31, 2020, and December 31, 2019, respectively, from performance obligations that were satisfied in previous periods. This revenue comes from adjustments related to changes in scope and estimates in full service clinical studies.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

3.   BUSINESS ACQUISITIONS AND DISPOSITIONS
During the year ended December 31, 2020, the Company acquired various businesses and related assets for approximately $267.6 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $121.3 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $166.2. The amortization periods for intangible assets acquired from these businesses range from 12 to 15 years for customer relationships. These acquisitions were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the Company's CRO services. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. A summary of the net assets acquired in 2020 for these businesses is included below:

Amounts Acquired During Year Ended December 31, 2020
Accounts receivable	$4.9
Unbilled services	2.4
Property, plant and equipment	1.3
Goodwill	166.2
Intangible assets	121.3
Total assets acquired	296.1
Accounts payable	0.9
Accrued expenses and other	22.4
Unearned revenue	1.1
Other liabilities	4.1
Total liabilities acquired	28.5
Net assets acquired	$267.6
Unaudited Pro Forma Information for 2020 Acquisitions
Had the aggregate of the Company's 2020 acquisitions been completed as of January 1, 2019, the Company's pro forma results would have been as follows:

	Years Ended December 31,
	2020	2019
Revenues	$14,032.7	$11,717.5
Net earnings attributable to Laboratory Corporation of America Holdings	1,564.6	837.6
2019
On June 3, 2019, the Company's DD segment acquired Envigo's nonclinical contract research services business, expanding DD's global nonclinical drug development capabilities with additional locations and resources. Additionally, the Company divested the CRP business, which was a part of the DD segment, to Envigo. As part of this sale, DD entered into a multi-year, renewable supply agreement with Envigo. The Company paid cash consideration of $601.0, received a floating rate secured note of $110.0, and recorded a loss on the sale of CRP of $12.2. The Company funded the transaction through the new term loan facility entered into in 2019 concurrently with the transaction.
The final valuation of acquired assets and assumed liabilities as of June 3, 2019, include the following:

Consideration Transferred
Cash consideration	$601.0
Fair value of CRP	$110.0
Total	$711.0

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Final
Net Assets Acquired
Cash and cash equivalents	$11.3
Accounts receivable	12.1
Unbilled services	25.6
Inventories	4.5
Prepaid expenses and other	10.8
Property, plant and equipment	128.4
Deferred income taxes	25.2
Goodwill	376.6
Customer relationships	140.8
Trade name and trademarks	0.6
Other assets	9.9
Total assets acquired	745.8
Accounts payable	15.2
Accrued expenses and other	10.4
Unearned revenue	49.9
Other liabilities	69.3
Total liabilities acquired	144.8
Net Envigo assets acquired	$601.0
Floating rate secured note receivable due 2022	$110.0
Total	$711.0
The purchase consideration for Envigo has been allocated to the estimated fair market value of the net assets acquired, including approximately $141.4 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $376.6. The amortization period for intangible assets acquired is 11 years for customer relationships.
The Envigo transaction contributed $124.2 and $17.9 of revenues and operating income, respectively, during the year ended December 31, 2019. The divested CRP business contributed operating income of $5.5 and $13.2 for the years ended December 31, 2019 and 2018, respectively.
During the year ended December 31, 2019, in addition to the Envigo transaction, the Company acquired various businesses and related assets for approximately $286.4 in cash (net of cash acquired). The purchase consideration for all acquisitions has been allocated to the estimated fair market value of the net assets acquired, including approximately $184.3 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $115.1. These acquisitions were made primarily to extend the Company's geographic reach in important market areas, enhance the Company's scientific differentiation and to expand the breadth and scope of the Company's CRO services. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets.
Unaudited Pro Forma Information for 2019 Acquisitions
Had the aggregate of the Company's 2019 acquisitions been completed as of January 1, 2018, the Company's pro forma results would have been as follows:

	Years Ended December 31,
	2019	2018
Revenues	$11,742.5	$11,738.5
Net earnings attributable to Laboratory Corporation of America Holdings	831.4	906.6
2018
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
Operating income for the Company's businesses divested in 2018 was $7.6 for the year ended December 31, 2018, (which includes divested operations through their respective disposal dates).
4. RESTRUCTURING AND OTHER CHARGES
During 2020, the Company recorded net restructuring charges of $40.6; $15.3 within Dx and $25.3 within DD. The charges were comprised of $14.1 in severance and other personnel costs $17.4 for facility, operating lease right-of-use and equipment impairments, and $18.9 in facility closures and general integration activities. The charges were offset by the reversal of previously established liability of $0.6 and $9.2 in unused severance costs and facility-related costs, respectively.
During 2019, the Company recorded net restructuring charges of $54.6; $26.7 within Dx and $27.9 within DD. The charges were comprised of $32.9 in severance and other personnel costs and $24.9 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of previously established liability of $1.7 in unused severance and $1.5 in unused facility-related costs.
During 2018, the Company recorded net restructuring charges of $48.1; $20.5 within Dx and $27.6 within DD. The charges were comprised of $40.3 in severance and other personnel costs, $11.8 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of previously established liability of $2.0 in unused severance and $2.0 in unused facility-related costs. The Company also recorded $2.3 in impairment to land held for sale which is included in amortization expense.
The following represents the Company’s restructuring activities for the period indicated:

	Dx		DD		Total
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs
Balance as of December 31, 2018	$2.1	$7.4	$6.5	$27.6	$43.6
Reclassification for ASC 842 adoption	—	(5.7)	—	(27.1)	(32.8)
Restructuring charges	17.3	(1.8)	15.6	2.0	33.1
Impairment of facility related assets	—	11.8	—	12.9	24.7
Reduction of prior restructure accruals	(0.2)	(0.4)	(1.5)	(1.1)	(3.2)
Cash payments and other adjustments	(18.7)	(8.6)	(15.1)	(9.6)	(52.0)
Balance as of December 31, 2019	$0.5	$2.7	$5.5	$4.7	13.4
Restructuring charges	5.2	5.5	8.9	13.4	33.0
Impairment of facility related assets	—	7.5	—	9.9	17.4
Reduction of prior restructuring accruals	(0.1)	(2.8)	(0.5)	(6.4)	(9.8)
Cash payments and other adjustments	(5.3)	(12.5)	(11.5)	(16.9)	(46.2)
Balance as of December 31, 2020	$0.3	$0.4	$2.4	$4.7	$7.8
Current					$5.7
Non-current					2.1
					$7.8
The non-current portion of the restructuring liabilities is expected to be paid out over 4.9 years. Cash payments and other adjustments include the reclassification of profit sharing, pension, and holiday accrual.
5. LEASES
The Company has operating and finance leases for patient service centers, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. Leases have remaining lease terms of less than a year to 13 years, some of which include options to extend the leases for up to 15 years.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The components of lease expense were as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$215.4	$224.0

Finance lease cost:
Amortization of right-of-use assets	$11.2	$11.1
Interest on lease liabilities	4.7	6.7
Total finance lease cost	$15.9	$17.8
Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(213.8)	$(227.3)
Operating cash flows from finance leases	(4.7)	(6.7)
Financing cash flows from finance leases	(15.2)	(8.9)

ROU assets obtained in exchange for lease obligations:
Operating leases	$185.9	$132.6
Finance leases	—	0.2
Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease ROU assets (included in Property, plant and equipment, net)	$789.8	$732.8

Short-term operating lease liabilities	192.0	206.5
Operating lease liabilities	677.6	596.6
Total operating lease liabilities	$869.6	$803.1
Finance Leases
Finance lease ROU assets (included in Other assets)	$79.7	$87.7

Short-term finance lease liabilities	6.7	8.4
Financing lease liabilities	84.4	91.1
Total finance lease liabilities	$91.1	$99.5

Weighted Average Remaining Lease Term
Operating leases	7.6	7.6
Finance leases	15.9	15.5

Weighted Average Discount Rate
Operating leases	3.3%	4.1%
Finance leases	5.1%	5.2%
Maturities of lease liabilities are as follows:

Year Ended December 31, 2020	Operating Leases	Finance Leases
2021	$206.1	$12.7
2022	162.9	11.6
2023	119.8	11.4
2024	85.8	10.5
2025	71.5	7.7
Thereafter	354.8	89.2
Total lease payments	$1,000.9	$143.1
Less imputed interest	(131.3)	(52.0)
Less current portion	(192.0)	(6.7)
Total maturities, due beyond one year	$677.6	$84.4

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Rent expense for short term leases with a term less than one year for the years ended December 31, 2020 and 2019 amounted to $6.8 and $10.6, respectively. The Company has variable lease payments that do not depend on a rate index, primarily for purchase volume commitments, which are recorded as variable cost when incurred. Total variable payments for the year ended December 31, 2020 and 2019 were $26.7 and $20.8. As of December 31, 2020, the Company has entered into two additional operating leases, for patient service centers that have not yet commenced and are not significant to the overall lease portfolio. These operating leases will commence in 2021 with lease terms of three years. Rent expense, which includes rent for real estate, equipment and automobiles under operating leases under ASC 840 amounted to $358.7 for the year ended December 31, 2018.
6.   JOINT VENTURE PARTNERSHIPS AND EQUITY METHOD INVESTMENTS

At December 31, 2020, the Company had investments in the following unconsolidated joint venture partnerships and equity method investments:

Locations	Net Investment	Interest Owned
Joint Venture Partnerships:
Alberta, Canada (2)	$34.6	43.37%
Florence, South Carolina	10.2	49.00%
Buffalo, New York	13.4	48.18%
Equity Method Investments:
Various	7.2	various
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
The Company’s investment in one of its Alberta joint venture partnerships at December 31, 2020, includes $22.4 of value assigned to that partnership’s Canadian license to conduct diagnostic testing services in the province. Substantially all of the joint venture's revenue is received as reimbursement from the Alberta government's healthcare programs (AHS). While the Canadian license provides the joint venture the ability to conduct diagnostic testing in Alberta, it does not guarantee that the provincial government will continue to reimburse diagnostic laboratory testing in future years at current levels. A decision by the provincial government to limit or reduce its reimbursement of laboratory diagnostic services would have a negative impact on the profits and cash flows the Company derives from the joint venture. In August 2016, AHS and the Canadian partnership reached an agreement to extend the contract for five additional years through March 2022, with the intent to have the services provided pursuant to the contract transferred to AHS at the end of the five-year period. In consideration of AHS acquiring the assets and assuming liabilities in accordance with the parties’ agreement, AHS will pay CAD 50.0 to the partnership when the transfer is effective, subject to a working capital adjustment. The Company is amortizing the value of the partnership's Canadian license to its residual value over the remaining term of the agreement. In December 2019, AHS issued a Request for Expression of Interest, that seeks to gauge market interest from private third parties for the provision of community lab services in Alberta. The Canadian partnership submitted a response indicating its interest in providing lab services.
7.  ACCOUNTS RECEIVABLE

	December 31, 2020	December 31, 2019
Dx accounts receivable	$1,515.5	$798.1
DD accounts receivable	986.4	764.8
Less DD allowance for doubtful accounts	(22.1)	(19.0)
Accounts receivable	$2,479.8	$1,543.9

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

8.   PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2020	December 31, 2019
Land	$99.4	$90.9
Buildings and building improvements	879.9	781.8
Machinery and equipment	1,522.3	1,345.1
Software	857.5	794.9
Leasehold improvements	440.0	411.7
Furniture and fixtures	112.2	97.0
Construction in progress	231.6	311.1
Operating lease ROU assets	789.8	732.8
	4,932.7	4,565.3
Less accumulated depreciation	(2,203.1)	(1,928.7)
	$2,729.6	$2,636.6
Depreciation expense and amortization of property, plant and equipment was $349.3, $321.5 and $311.5 for 2020, 2019 and 2018, respectively, including software depreciation of $84.7, $90.4, and $92.7 for 2020, 2019 and 2018, respectively.

9.  GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (net of accumulated amortization) for the years ended December 31, 2020 and 2019 are as follows:

	Dx		DD		Total
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Balance as of January 1	$3,721.5	$3,638.8	$4,143.5	$3,721.5	$7,865.0	$7,360.3
Goodwill acquired during the year	75.8	80.2	90.4	414.3	166.2	494.5
Dispositions	—	—	—	(12.6)	—	(12.6)
Impairment	(3.7)	—	(418.7)	—	(422.4)	—
Foreign currency impact and other adjustments to goodwill	6.6	2.5	136.1	20.3	142.7	22.8
Balance at end of year	$3,800.2	$3,721.5	$3,951.3	$4,143.5	$7,751.5	$7,865.0
The components of identifiable intangible assets are as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$4,643.3	$(1,534.9)	$3,108.4	$4,441.7	$(1,329.5)	$3,112.2
Patents, licenses and technology	434.7	(252.6)	182.1	453.6	(235.7)	217.9
Non-compete agreements	109.6	(70.7)	38.9	90.9	(60.5)	30.4
Trade names	401.8	(263.9)	137.9	408.2	(219.9)	188.3
Land use rights	10.9	(6.9)	4.0	10.9	(5.5)	5.4
Canadian licenses	489.8	—	489.8	480.3	—	480.3
	$6,090.1	$(2,129.0)	$3,961.1	$5,885.6	$(1,851.1)	$4,034.5
During 2020, the Company recorded goodwill and other asset impairment charges of $462.1, $450.5 within DD and $11.6 within Dx. The Company concluded that the fair value was less than the carrying value for two of its reporting units and recorded goodwill impairment of $418.7 and $3.7 for DD and Dx, respectively. Additional impairment of identifiable intangible and tangible assets of $31.8 and $7.9 was recorded for DD and Dx, respectively, for impairment of a tradename, software, customer relationships, and technology assets.
As part of the rebranding initiative, the Company reduced the estimated useful life of its trade name assets to reflect their anticipated use through December 2021. This change in estimated useful life resulted in accelerated amortization of $27.5 in 2020.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

A summary of amortizable intangible assets acquired during 2020, and their respective weighted average amortization periods are as follows:

	Amount	Weighted Average Amortization Period
Customer relationships	$102.4	14.1
Trade name	0.2	2.4
Non-compete agreements	18.7	5.0
	$121.3	12.7
Amortization of intangible assets, including amortization of the Canadian license recorded in other assets, was $275.4, $243.2 and $231.7 in 2020, 2019 and 2018, respectively. The Company recorded purchase accounting adjustments and impairment losses through amortization expense of $0.0, $0.4, and $4.5 in 2020, 2019 and 2018, respectively. Amortization expense of intangible assets is estimated to be $365.5 in fiscal 2021, $220.8 in fiscal 2022, $217.8 in fiscal 2023, $213.2 in fiscal 2024, $200.8 in fiscal 2025, and $2,160.5 thereafter.
10.  ACCRUED EXPENSES AND OTHER

	December 31, 2020	December 31, 2019
Employee compensation and benefits	$623.2	$474.6
Accrued taxes payable	374.8	156.7
Other	359.7	311.1
	$1,357.7	$942.4
11.  OTHER LIABILITIES

	December 31, 2020	December 31, 2019
Defined-benefit plan obligation	$220.5	$188.4
Deferred compensation plan obligation	89.2	76.7
Other	216.7	118.1
	$526.4	$383.2
12.  DEBT
Short-term borrowings and current portion of long-term debt at December 31, 2020, and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
4.625% senior notes due 2020	—	413.7
2019 term loan	375.0	—
Debt issuance costs	(0.4)	(0.7)
Current portion of note payable	2.1	2.2
Total short-term borrowings and current portion of long-term debt	$376.7	$415.2
Long-term debt at December 31, 2020, and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
3.75% senior notes due 2022	500.0	500.0
3.20% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
4.70% senior notes due 2045	900.0	900.0
2.30% senior notes due 2024	400.0	400.0
2.95% senior notes due 2029	650.0	650.0
2019 term loan	—	375.0
Debt issuance costs	(37.1)	(42.2)
Note payable	6.1	7.0
Total long-term debt	$5,419.0	$5,789.8

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
The 2019 Term Loan accrues interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin ranging from 0.55% to 1.175%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.175%. As of December 31, 2020, the effective interest rate on the 2019 Term Loan was 0.95%.
On September 15, 2017, the Company entered into a $750.0 term loan (the 2017 Term Loan). The 2017 Term Loan accrued interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin ranging from 0.875% to 1.50%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.0% to 0.50%. The 2017 Term Loan was fully repaid in 2019.
The Company also maintains a senior revolving credit facility consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $350.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $80.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.25%. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company's current revolving credit facility at December 31, 2020, or December 31, 2019. As of December 31, 2020, the effective interest rate on the revolving credit facility was 1.12%. The credit facility expires on September 15, 2022.
Under the Company's term loan facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in its term loans and the revolving credit facility at December 31, 2020, and December 31, 2019. In May 2020, in order to obtain increased financial covenant flexibility, the Company and its lenders entered into amendments to the term loan facility and the revolving credit facility to increase the maximum leverage ratio to 5.0x debt to last twelve months EBITDA for the three month periods ending June 30, September 30 and December 31, 2020, and 4.5x for the period ended March 31, 2021. From and including the period ending June 30, 2021, the maximum leverage ratio reverts back to 4.0x. The amendments also provide that during any period in which the Company's leverage ratio exceeds 4.5x debt to last twelve months EBITDA (i) the Company will be prohibited from consummating share repurchases, subject to limited exceptions, (ii) borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.25% or a base rate plus a margin of 0.25%, (iii) the facility fee that the Company is required to pay on the aggregate commitments under the revolving credit facility will be 0.25% per annum, and (iv) borrowings under the term loan facility will accrue interest at a per annum rate equal to, at the Company's election, either a LIBOR rate plus a margin of 1.175% or a base rate plus a margin of 0.175%. The Company's leverage ratio did not exceed 4.5x debt to last twelve months EBITDA as of December 31, 2020.
The Company’s availability of $997.0 at December 31, 2020, under its revolving credit facility is reduced by the amount of the Company's outstanding letters of credit.
Zero-Coupon Convertible Subordinated Notes
During 2019, the Company settled notices to convert $8.6 aggregate principal amount at maturity of its zero-coupon subordinated notes with a conversion value of $16.6. The total cash used for these settlements was $8.2 and the Company also issued 0.1 additional shares of common stock. As a result of these conversions in 2019, the Company also reversed approximately $2.0 of deferred tax liability to reflect the tax benefit realized upon issuance of the shares. On December 19, 2019, the Company redeemed all remaining outstanding zero-coupon notes that had not previously converted.
Senior Notes
On August 17, 2020 the Company redeemed the remaining $412.2 of its 4.625% Senior Notes due November 15, 2020, using available cash on hand. The Company exited the remaining fixed-to-variable interest rate swap agreement in August 2020, in connection with this redemption and recorded a gain of $1.6 on the extinguishment. The gain was included in Other, net on the Consolidated Statement of Operations.

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
The scheduled payments of long-term debt at the end of 2020 are summarized as follows:

2021	$376.7
2022	1,000.0
2023	300.0
2024	1,000.0
2025	1,000.0
Thereafter	2,156.1
Total scheduled payments	5,832.8
Less long-term debt issuance costs	(37.1)
Total long-term debt	5,795.7
Less current portion	(376.7)
Long-term debt, due beyond one year	$5,419.0
13. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of December 31, 2020 and 2019.
The changes in common shares issued and held in treasury are summarized below:

Common Shares Issued
	2020	2019	2018
Common stock issued at January 1	97.2	122.4	125.1
Common stock issued under employee stock plans	0.9	1.2	1.6
Common stock issued upon conversion of zero-coupon subordinated notes	—	0.1	—
Retirement of treasury stock	—	(23.6)	—
Purchase of common stock	(0.6)	(2.9)	(4.3)
Common stock issued at December 31	97.5	97.2	122.4

Common Shares Held in Treasury
	2020	2019	2018
Common shares held in treasury at January 1	—	23.5	23.2
Surrender of restricted stock and performance share awards	—	0.1	0.3
Retirement of treasury shares	—	(23.6)	—
Common shares held in treasury at December 31	—	—	23.5
The Company’s treasury shares are recorded at aggregate cost. During 2019, the board of directors approved the retirement of all current treasury shares and future shares received in settlement of tax liabilities related to restricted stock vesting.

Share Repurchase Program
During 2020, the Company purchased 0.6 shares of its common stock at an average price of $178.85 for a total cost of $100.0. When the Company repurchases shares for retirement, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. At the end of 2020, the Company had outstanding authorization from its board of directors to purchase $800.0 of Company common stock. The repurchase authorization has no expiration date. The Company reinstated its share repurchase program in October 2020 following the temporary suspension of stock repurchases beginning in March 2020 due to the COVID-19 pandemic.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings
Balance at December 31, 2018	$(389.8)	$(73.3)	$(463.1)
Current year adjustments	104.4	(22.5)	81.9
Amounts reclassified from accumulated other comprehensive earnings (a)	—	5.1	5.1
Tax effect of adjustments	—	3.7	3.7
Balance at December 31, 2019	(285.4)	(87.0)	(372.4)
Current year adjustments	264.1	(72.9)	191.2
Amounts reclassified from accumulated other comprehensive earnings (a)	—	7.2	7.2
Tax effect of adjustments	—	12.1	12.1
Balance at December 31, 2020	$(21.3)	$(140.6)	$(161.9)
(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. Refer to Note 17 Pension and Postretirement Plans for additional information regarding the Company's net periodic benefit cost.
14.  INCOME TAXES

The sources of income before taxes, classified between domestic and foreign entities are as follows:

	2020	2019	2018
Domestic	$1,846.5	$784.4	$937.7
Foreign	372.5	320.5	330.6
Total pre-tax income	$2,219.1	$1,104.9	$1,268.3
The provisions (benefits) for income taxes in the accompanying consolidated statements of operations consist of the following:

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$455.3	$126.7	$225.8
State	172.8	40.2	61.2
Foreign	81.0	83.9	64.3
	$709.1	$250.8	$351.3
Deferred:
Federal	$(6.7)	$38.2	$(2.5)
State	(28.1)	2.5	30.0
Foreign	(12.2)	(11.5)	5.6
	(47.0)	29.2	33.1
	$662.1	$280.0	$384.4

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The effective tax rates on earnings before income taxes are reconciled to statutory U.S. income tax rates as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory U.S. rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. Federal income tax effect	5.3	3.2	3.4
Foreign earnings taxed at lower rates than the statutory U.S. rate	(0.4)	(0.1)	(0.3)
Restructuring and acquisition items	—	0.7	1.9
Re-measurement of deferred taxes	—	—	2.4
Repatriation tax	—	—	1.2
Impairment of assets	4.0	—	—
GILTI	(0.1)	1.1	1.0
Other	—	(0.6)	(0.3)
Effective rate	29.8%	25.3%	30.3%
On December 22, 2017, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed companies one year to finalize the tax accounting for the 2017 enacted Tax Cuts and Jobs Act (TCJA) in its financial statements. Under SAB 118, in 2018 the Company recorded a total tax expense of $45.0, $14.8 related to the TCJA repatriation tax and $30.1 for the remeasurement of deferred taxes.
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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Accounts receivable	$20.0	$16.9
Employee compensation and benefits	115.6	105.1
Operating lease liability	187.6	191.4
Acquisition and restructuring reserves	22.6	9.9
Tax loss carryforwards	206.8	207.1
Other	126.8	62.9
	679.4	593.3
Less: valuation allowance	(167.6)	(145.4)
Deferred tax assets, net of valuation allowance	$511.8	$447.9

Deferred tax liabilities:
Right of use asset	$(179.5)	$(177.3)
Intangible assets	(912.5)	(910.5)
Property, plant and equipment	(203.9)	(194.6)
Other	(46.3)	(57.4)
Total gross deferred tax liabilities	(1,342.2)	(1,339.8)
Net deferred tax liabilities	$(830.4)	$(891.9)
The table below provides a rollforward of the valuation allowance.

	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$145.4	$156.9	$153.5
Additions charged to expense	5.8	—	3.4
Reductions and other adjustments	16.4	(11.5)	—
Ending balance	$167.6	$145.4	$156.9
The Company has U.S. federal tax loss carryforwards of approximately $185.2, which expire periodically through 2036, as well as post 2017 carryovers of $0.1 that are limited to 80% of taxable income and have an indefinite carryover. The utilization of tax loss carryforwards is limited due to change of ownership rules; however, at this time, the Company expects to fully utilize substantially all U.S. federal tax loss carryforwards with the exception of approximately $3.9 for which a full valuation

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

allowance has been provided. The Company has U.S. state tax loss carryforwards of $540.3, which also expire periodically through 2038, and on which a valuation allowance of $340.0 has been provided. In addition to federal and state tax loss carryforwards, the Company has other federal and state attribute carry forwards of $288.6. These attribute carryforwards have indefinite lives and a valuation allowance of $229.6. The Company has foreign tax loss carryforwards of $59.1 which have an indefinite life and on which a valuation allowance of $25.9 has been provided, as well as foreign tax loss carryforwards of $502.9 which expire periodically through 2034 that have a full valuation allowance. In addition to the foreign net operating losses, the Company has a foreign capital loss carryforward of $6.9. The foreign capital loss carryforward has an indefinite life and has a full valuation allowance.
The valuation allowance increased from $145.4 in 2019 to $167.6 in 2020 primarily due to capital loss disallowances during the year that are not expected to be realized for tax purposes and for Swiss net operating losses not expected to be realized as a result of the finalization of the Envigo acquisition.
Unrecognized income tax benefits were $48.8 and $31.7 at December 31, 2020, and 2019, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $8.3 and $5.5 as of December 31, 2020, and 2019, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $4.4, $2.0 and $1.8, respectively, in interest and penalties expense, which was offset by a benefit from reversing previous accruals for interest and penalties of $3.0, $5.8 and $0.5, respectively. As of December 31, 2020 and 2019 interest expense of $1.4, and $0.8, respectively, was added to accrued interest from the opening balance sheet of an acquisition.
The following table shows a reconciliation of the unrecognized income tax benefits, excluding interest and penalties, from uncertain tax positions for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Balance as of January 1	$31.7	$18.0	$19.5
Increase in reserve for tax positions taken in the current year	17.3	10.3	3.1
Increase in reserve from an acquisition's opening balance sheet	8.2	8.4	—
Decrease in reserve as a result of payments	(0.3)	(0.8)	(4.6)
Decrease in reserve as a result of lapses in the statute of limitations	(8.1)	(4.2)	—
Balance as of December 31	$48.8	$31.7	$18.0
Also included in the balance of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, are $2.1, $0.0 and $0.0, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. As of December 31, 2020, 2019 and 2018 there are $46.7, $31.7 and $18.0, respectively, of tax benefits that, if recognized would favorably affect the effective income tax rate.
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
As a result of the TCJA, the Company was effectively taxed on all of its previously unremitted foreign earnings. The TCJA also enacts a territorial tax system that allows, for the most part, tax-free repatriation of foreign earnings. The Company still considers the earnings of its foreign subsidiaries to be permanently reinvested, but if repatriation were to occur the Company would be required to accrue U.S. taxes, if any, and remit applicable withholding taxes as appropriate. The Company has unremitted earnings and profits of $702.4 and $601.4 that are permanently reinvested in its foreign subsidiaries as of December 31, 2020, and 2019, respectively. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

15.  STOCK COMPENSATION PLANS
Stock Incentive Plans
In 2016, the shareholders approved the Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (the Plan). Under the Plan, as of December 31, 2020, there are 9.4 shares authorized for issuance and 5.4 shares available for grant.
Stock Options
The following table summarizes grants of non-qualified options made by the Company to officers, key employees, and non-employee directors under all plans. Stock options are generally granted at an exercise price equal to or greater than the fair market price per share on the date of grant. Also, for each grant, options vest ratably over a period of three years on the anniversaries of the grant date, and have a contractual exercise period of 10 years subject to their earlier expiration or termination.
Changes in options outstanding under the plans for the period indicated were as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	0.6	125.26
Granted	0.1	182.71
Exercised	(0.2)	93.55
Canceled	—	—
Outstanding at December 31, 2020	0.5	148.39	6.5	$27.5
Exercisable at December 31, 2020	0.3	126.55	4.9	$20.5
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020.
Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2020, 2019, and 2018 were as follows:

	2020	2019	2018
Cash received by the Company	$17.5	$27.6	$37.5
Tax benefits realized	$4.6	$6.9	$9.4
Aggregate intrinsic value	$18.5	$24.5	$44.1
The following table shows the weighted average grant-date fair values of options issued during the respective year and the weighted average assumptions that the Company used to develop the fair value estimates:

	2020	2019
Fair value per option	$40.06	$33.70
Weighted average expected life (in years)	6.0	6.0
Risk free interest rate	1.5%	2.1%
Expected volatility	20.3%	20.4%
Expected dividend yield	N/A	N/A
The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company estimates expected option terms through an analysis of actual, historical post-vesting exercise, cancellation and expiration behavior by employees and projected post-vesting activity of outstanding options. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2020, 2019 and 2018, expense related to the Company’s stock option plan totaled $3.4, $5.9 and $3.5, respectively, and is included in selling, general and administrative expenses.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Restricted Stock, Restricted Stock Units and Performance Shares
The Company grants restricted stock, restricted stock units, and performance shares (non-vested shares) to officers and key employees and grants restricted stock and restricted stock units to non-employee directors. Restricted stock and units typically vest annually in equal one-third increments beginning on the first anniversary of the grant. A performance share grant in 2018 represents a three-year award opportunity for the period 2018-2020, and if earned, vests fully (to the extent earned) in the first quarter of 2021. A performance share grant in 2019 represents a three-year award opportunity for the period of 2019-2021 and, if earned, vests fully (to the extent earned) in the first quarter of 2022. A performance share grant in 2020 represents a three-year award opportunity for the period of 2020-2022 and, if earned, vests fully (to the extent earned) in the first quarter of 2023. Performance share awards are subject to certain earnings per share, revenue, and total shareholder return targets, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned restricted stock and performance share compensation is amortized to expense, when probable, over the applicable vesting periods. For 2020, 2019, and 2018, total restricted stock, restricted stock unit, and performance share compensation expense was $98.1, $91.2 and $80.1, respectively, and is included in selling, general and administrative expenses.
The following table shows a summary of non-vested shares for the year ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	1.3	$152.70
Granted	0.7	182.88
Vested	(0.6)	144.55
Canceled	(0.1)	167.56
Non-vested at December 31, 2019	1.3	$170.04
As of December 31, 2020, there was $115.5 of total unrecognized compensation cost related to non-vested stock options, restricted stock, restricted stock unit and performance share-based compensation arrangements granted under the Company's stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.8 years and will be included in selling, general and administrative expenses.
Employee Stock Purchase Plan
Under the 2016 Employee Stock Purchase Plan, the Company is authorized to issue 1.8 shares of common stock. The plan permits substantially all U.S. employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 0.3, 0.2 and 0.2 shares were purchased by eligible employees in 2020, 2019 and 2018, respectively. For 2020, 2019 and 2018, expense related to the Company’s employee stock purchase plan was $10.3, $9.9 and $8.0, respectively.
The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	2020	2019	2018
Fair value of the employee’s purchase right	$35.49	$31.84	$34.43
Valuation assumptions
Risk free interest rate	0.1%	1.9%	2.3%
Expected volatility	0.3	0.2	0.2
Expected dividend yield	—	—	—
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
The Company is unable to estimate a range of reasonably probable loss for the proceedings described in more detail below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these proceedings, however, the Company does not believe, based on currently available information, that the outcomes will have a material adverse effect on the Company's financial condition, though the outcomes could be material to the Company's operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.
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
In addition, the Company has received various other subpoenas since 2007 related to Medicaid billing. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. The Company cooperated with this request. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas has intervened. The petition remains under seal. If the petition is unsealed and served upon the Company, the Company will vigorously defend the lawsuit.
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers' Compensation Statutes. The lawsuit seeks injunctive relief and actual and statutory damages, as well as recovery of attorney's fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Judgment on the Pleadings. The Plaintiff appealed the Circuit Court’s ruling to the Florida Second District Court of Appeal. On October 16, 2019, the Court of Appeal reversed the Circuit Court’s dismissal, but certified a controlling issue of Florida law to the Florida Supreme Court. On February 17, 2020, the Florida Supreme Court accepted jurisdiction of the lawsuit. The Court held oral arguments on December 9, 2020. The Company will vigorously defend the lawsuit.
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
Three putative class action lawsuits related to California wage and hour laws have been served on the Company. On September 21, 2018, the Company was served with a putative class action lawsuit, Alma Haro v. Laboratory Corporation of

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

America, et al., filed in the Superior Court of California, County of Los Angeles. On June 10, 2019, the Company was served with a putative class action lawsuit, Ignacio v. Laboratory Corporation of America, filed in Superior Court of California, County of Los Angeles. On July 1, 2019, the Company was served with a putative class action lawsuit, Jan v. Laboratory Corporation of America, filed in the Superior Court of California, County of Sacramento. All three lawsuits were subsequently removed to the U.S. District Court for the Central District of California, and then consolidated for all pre-trial proceedings. In the lawsuits, the Plaintiffs allege that employees were not properly paid overtime compensation, minimum wages, meal and rest break premiums, did not receive compliant wage statements, and were not properly paid wages upon termination of employment. The Plaintiffs assert these actions violate various California Labor Code provisions and constitute an unfair competition practice under California law. The lawsuits seek monetary damages, civil penalties, and recovery of attorney's fees and costs. On July 22, 2020, the Court issued an order granting preliminary approval of a settlement resolving all three lawsuits. On November 18, 2020, the Court granted final approval of the settlement and settlement proceeds have been distributed.
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
On May 14, 2020, the Company was served with a putative class action lawsuit, Jose Bermejo v. Laboratory Corporation of America (Bermejo I) filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain non-exempt California-based employees were not properly compensated for driving time or properly paid wages upon termination of employment. The Plaintiff asserts these actions violate various California Labor Code provisions and Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. On June 15, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. On June 16, 2020, the Company was served with a Private Attorney General Act lawsuit by the same plaintiff in Jose Bermejo v. Laboratory Corporation of America (Bermejo II), filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain Company practices violated California Labor Code penalty provisions related to unpaid and minimum wages, unpaid overtime, unpaid mean and rest break premiums, untimely payment of wages following separation of employment, failure to maintain accurate pay records, and non-reimbursement of business expenses. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. On October 28, 2020, the court issued an order staying proceedings in Bermejo II pending resolution of Bermejo I. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. The Company will vigorously defend both lawsuits.
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
On October 5, 2020, the Company was served with a putative class action lawsuit, Williams v. Labcorp Employer Services, Inc. et al., filed in the Superior Court of California, County of Los Angeles, alleging that certain non-exempt California-based employees were not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, not properly paid for driving or wait times, and received inaccurate wage statements. The Plaintiff also asserts claims for unfair competition under Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, liquidated damages, civil penalties, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
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
17.  PENSION AND POSTRETIREMENT PLANS
Defined Contribution Retirement Plans
The Company has various defined contribution retirement plans (401K Plans). Under these 401K Plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions, discretionary contributions, and matching contributions, depending on the terms of the specific plan. On January 1, 2021, all of the 401K Plans were modified to provide for 100% match of employee contributions up to 5% of their salary. Total expense, for the years ended December 31, 2020, 2019, and 2018, was $141.8, $139.5 and $129.9, respectively.
Defined Benefit Pension Plans
The Company sponsors both funded and unfunded defined benefit pension plans which provide benefits based on various criteria such as years of service and salary. The Company maintained two plans in the United States, three plans in the United Kingdom and one in Germany.
The two plans in the United States (U.S. Plans) were closed to new entrants and the accrual of service credits at the end of 2009. The U.K. pension plans were closed to new entrants and the accrual of service credits for one plan as of December 31, 2002, and the accrual of service credits for the other two plans as of December 31, 2019. The German plan is closed to new entrants but participants continue to accrue service credits. The U.K. and German plans are aggregated for disclosure as the Non-U.S. Plans.
Net Periodic Benefit Costs
The components of the net periodic benefit costs for the defined benefit pension plans are as follows:

	U. S. Plans			Non-U.S. Plans
	Year ended December 31,
	2020	2019	2018	2020	2019	2018
Service cost for benefits earned	$5.1	$4.1	$5.2	2.1	5.7	6.0
Interest cost on benefit obligation	11.1	13.9	13.0	10.9	10.9	8.0
Expected return on plan assets	(14.9)	(15.1)	(16.5)	(16.6)	(15.0)	(12.6)
Net amortization and deferral	9.7	10.9	11.7	0.4	—	—
Expected participant contributions	—	—	—	(0.1)	(1.2)	(1.3)
Settlements	—	—	7.5	—	—	—
Defined-benefit plan costs	$11.0	$13.8	$20.9	(3.3)	0.4	0.1
Net periodic benefit costs are recorded as a component of Operating income. For the year ended December 31, 2018, the Company recognized a partial plan settlement charge of $7.5 as a component of Other, net.
The amounts recognized in accumulated other comprehensive earnings are as follows:

	U. S. Plans		Non-U.S. Plans
	Year ended December 31,
	2020	2019	2020	2019
Net actuarial loss in accumulated other comprehensive earnings	$108.8	$111.2	$99.7	$31.5

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Change in Projected Benefit Obligation
The change in the projected benefit obligation as of December 31, 2020, and December 31, 2019, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2020	2019	2020	2019
Balance at beginning of the year	$355.5	$334.6	$590.7	$294.1
Balance of acquired subsidiary at acquisition date	—	—	—	215.4
Service cost	5.1	4.1	2.1	5.7
Interest cost	11.1	13.9	10.9	10.9
Actuarial (gain) loss	24.7	33.3	80.5	72.3
Benefits and administrative expenses paid	(26.6)	(30.4)	(20.0)	(11.6)
Plan curtailment	—	—	—	(16.1)
Foreign currency exchange rate changes	—	—	25.9	20.0
Balance at end of the year	$369.8	$355.5	$690.1	$590.7
The accumulated benefit obligation as of December 31, 2020 and 2019 was $369.8 and $355.5, respectively for the U.S. Plans and $683.3 and $585.8, respectively for the Non-U.S. Plans. The increase in the projected benefit obligation for the U.S. Plans from December 31, 2019 to December 31, 2020 is primarily due to an increase of $30.8 as a result of discount rate and mortality rate changes partially offset by the net of normal plan progression and experience gains of $16.5. The increase in the projected benefit obligation for the Non-U.S. Plans from December 31, 2019 to December 31, 2020 is primarily due to an increase of $83.2 as a result of discount rate changes and an increase of $25.9 due to foreign currency exchange rate changes, partially offset by the net of normal plan progress and experience gains of $9.8.
Change in Fair Value of Plan Assets
The change in plan assets as of December 31, 2020, and December 31, 2019, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2020	2019	2020	2019
Balances at beginning of the year	$262.1	$246.9	$491.7	$254.6
Plan assets of acquired subsidiary at acquisition date	—	—	—	168.3
Company contributions	33.1	2.2	13.5	11.4
Participant contributions	—	—	0.1	1.3
Actual return on plan assets	32.3	43.4	32.8	48.8
Benefits and administrative expenses paid	(26.6)	(30.4)	(19.6)	(11.3)
Foreign currency exchange rate changes	—	—	17.1	18.6
Fair value of plan assets at end of year	$300.9	$262.1	$535.6	$491.7
Change in Funded Status and Reconciliation of Amounts Recorded in the Balance Sheet
The change in the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheet as of December 31, 2020, and December 31, 2019, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2020	2019	2020	2019
Funded status	$68.9	$93.4	$154.5	$99.1

Recorded as:
Accrued expenses and other	$2.3	$2.2	$0.6	$0.5
Other liabilities	66.6	91.2	153.9	98.6

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Assumptions
Weighted average assumptions used to determine net periodic benefit costs are as follows:

	U. S. Plans			Non-U.S. Plans
	Year ended December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.3%	4.3%	3.6%	1.7%	2.2%	2.1%
Salary increases	N/A	N/A	N/A	3.1%	2.7%	2.7%
Expected long term rate of return	6.0%	6.5%	6.5%	3.5%	4.2%	4.5%
Cash balance interest credit rate	4.0%	4.0%	4.0%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic benefit obligations are as follows:

	U. S. Plans		Non-U.S. Plans
	Year ended December 31,
	2020	2019	2020	2019
Discount rate	2.3%	3.3%	1.2%	1.9%
Salary increases	N/A	N/A	2.0%	3.3%
The discount rate is determined using the weighted-average yields on high-quality fixed income securities that have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligation and generally increase pension expense in the following year; higher discount rates reduce the size of the benefit obligation and generally reduce subsequent-year pension expense.
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, the Company considers the composition of plan investments, historical returns earned, and expectations about the future.
The salary increase assumptions are used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in Accumulated other comprehensive income (loss) in our consolidated Statement of Financial Position and amortized into earnings in subsequent periods.
The Company evaluates other assumptions periodically, such as retirement age, mortality and turnover, and updates them as necessary to reflect our actual experience and expectations for the future. Differences between actual results and assumptions utilized are recorded in Accumulated other comprehensive income each period. These differences are amortized into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Plan Assets
The fair values of the assets at December 31, 2020, and 2019, by asset category are as follows:

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans
Cash and cash equivalents	Level 1	$13.0	$—	$13.0
U.S. equity index funds		—	105.5	105.5
International equity index funds		—	45.7	45.7
Real estate		—	15.0	15.0
General bond index funds		—	121.7	121.7
Total fair value		$13.0	$287.9	$300.9

Non U.S. Plans
Cash and cash equivalents	Level 1	$6.8	$—	$6.8
Annuities	Level 3	58.7	—	58.7
Pooled investment funds		—	470.1	470.1
Total fair value		$65.5	$470.1	$535.6

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans
Cash and cash equivalents	Level 1	$4.3	$—	$4.3
U.S. equity index funds		—	93.4	93.4
International equity index funds		—	40.6	40.6
Real estate index fund		—	12.7	12.7
General bond index funds		—	111.1	111.1
Total fair value		$4.3	$257.8	$262.1

Non U.S. Plans
Cash and cash equivalents	Level 1	$2.6	$—	$2.6
Annuities	Level 3	30.6	—	30.6
Pooled investment funds		—	458.5	458.5
Total fair value		$33.2	$458.5	$491.7
The fair market value of index funds and pooled investment funds are valued using the net asset value (NAV) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund. The fair value of annuity investments are based on discounted cash flow techniques using unobservable valuation inputs such as discount rates and actuarial mortality tables.

Fair Value Measurement of Level 3 Pension Assets	Annuities
Balance at January 1, 2019	$27.3
Actual return on plan assets	3.3
Balance at December 31, 2019	30.6
Actual return on plan assets	28.1
Balance at December 31, 2020	$58.7
Investment Policies
Plan fiduciaries of various plans set investment policies and strategies, based on consultation with professional advisors, and oversee investment allocation, which includes selecting investment managers and setting long-term strategic targets. The primary strategic investment objectives are balancing investment risk and return and monitoring the plan’s liquidity position in order to meet the near-term benefit payment and other cash needs. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The weighted average asset allocation of the plan assets as of December 31, 2020, by asset category is as follows:

	December 31, 2020
	U.S. Plans	Non-U.S. Plans
Equity securities	50.3%	47.2%
Debt securities	40.4%	34.6%
Annuities	—%	11.3%
Real estate	5.0%	4.0%
Other	4.3%	1.0%
The weighted average target asset allocation of the plan assets is as follows:

	U.S Plans			Non U.S Plans
Equity securities	33.0%	to	62.0%	45.0%	to	55.0%
Debt securities	35.0%	to	52.0%	29.0%	to	39.0%
Annuities	—%	to	—%	6.0%	to	13.0%
Real estate	2.0%	to	8.0%	2.0%	to	12.0%
Other	—%	to	4.0%	—%	to	5.0%
Pension Funding and Cash Flows
The Company expects to make approximately $16.5 in required contributions to its defined benefit pension plans during 2021. The Company targets funding the minimum required contributions but may make additional contributions into the pension plans in 2021, depending upon factors such as how the funded status of those plans change or to reduce the administrative costs of the plan.
The estimated benefit payments, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

	U. S. Plans	Non-U. S. Plans
2021	$26.8	$15.4
2022	27.0	16.4
2023	26.3	17.3
2024	25.7	18.7
2025	25.4	18.4
Years 2026 to 2035	116.0	102.8
Post-employment Retiree Health and Welfare Plan
The Company sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.
Post-retirement Medical Plan
The Company assumed obligations under a subsidiary's post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Year ended December 31,
	2020	2019	2018
Service cost for benefits earned	$—	$—	$—
Interest cost on benefit obligation	0.2	0.3	0.3
Net amortization and deferral	0.4	0.4	(1.3)
Post-retirement medical plan costs	$0.6	$0.7	$(1.0)
Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $1.6 and $2.0.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

A summary of the changes in the accumulated post-retirement benefit obligation follows:

	2020	2019
Balance at January 1	$6.5	$6.9
Interest cost on benefit obligation	0.2	0.3
Actuarial loss	—	—
Benefits paid	(0.5)	(0.7)
Balance at December 31	$6.2	$6.5

Recorded as:
Accrued expenses and other	$0.8	$0.8
Other liabilities	5.4	5.7
	$6.2	$6.5
 The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation were 2.3% and 3.2% as of December 31, 2020, and 2019, respectively. The healthcare cost trend rate was removed due to the expectation of future funding to be at the same level as the previous year's funding.
The following assumed benefit payments under the Company's post-retirement benefit plan, which reflect expected future service, as appropriate, and which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2021	$0.8
2022	0.7
2023	0.7
2024	0.6
2025	0.6
Years 2026 and thereafter	1.6
Deferred Compensation Plan
The Company has Deferred Compensation Plans (DCP) under which certain of its executives may elect to defer up to 100.0% of their annual cash incentive pay and/or up to 50.0% of their annual base salary and/or eligible commissions subject to annual limits established by the U.S. government. The DCP provides executives a tax efficient strategy for retirement savings and capital accumulation without significant cost to the Company. The Company makes no contributions to the DCP. Amounts deferred by a participant are credited to a bookkeeping account maintained on behalf of each participant, which is used for measurement and determination of amounts to be paid to a participant, or his or her designated beneficiary, pursuant to the terms of the DCP. The amounts accrued under these plans were $89.2 and $76.7 at December 31, 2020, and 2019, respectively. Deferred amounts are the Company's general unsecured obligations and are subject to claims by the Company's creditors. The Company's general assets may be used to fund obligations and pay DCP benefits.
18.   FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of December 31, 2020, and 2019 were as follows:

			Fair Value Measurements as of
			December 31, 2020
	Balance Sheet Classification	Fair Value as of December 31, 2020	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.2	$—	$16.2	$—
Cross currency swaps	Other liabilities, net	40.4	—	40.4	—
Cash surrender value of life insurance policies	Other assets, net	90.6	—	90.6	—
Deferred compensation liability	Other liabilities	89.2	—	89.2	—
Contingent consideration	Other liabilities	13.9	—	—	13.9

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

			Fair Value Measurements as of
			December 31, 2019
	Balance Sheet Classification	Fair Value as of December 31, 2019	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.8	$—	$15.8	$—
Interest rate swap	Other liabilities	1.5	—	1.5	—
Cross currency swaps liability	Other liabilities	3.2	—	3.2	—
Cash surrender value of life insurance policies	Other assets, net	80.2	—	80.2	—
Deferred compensation liability	Other liabilities	76.7	—	76.7	—
Investment in equity securities	Other current assets	9.1	9.1	—	—
Contingent consideration	Other liabilities	9.9	—	—	9.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at January 1, 2019	$18.6
Addition	3.3
Cash payments and adjustments	(12.0)
Balance at December 31, 2019	9.9
Addition	10.8
Cash payments and adjustments	(6.8)
Balance at December 31, 2020	$13.9
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s condensed consolidated balance sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value. During the year ended December 31, 2020, the carrying value of the noncontrolling interest put increased by $0.4 for foreign currency translation.
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the Senior Notes, based on market pricing, was approximately $6,121.8 and $6,140.6 as of December 31, 2020, and 2019, respectively. The Company's note and debt instruments are considered Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Interest Rate Swap
During the third quarter of 2013, the Company entered into two fixed-to-variable interest rate swap agreements for the 4.625% Senior Notes due 2020 with an aggregate notional amount of $600.0 and variable interest rates based on one-month LIBOR plus 2.298% to hedge against changes in the fair value of a portion of the Company's long-term debt. The Company exited one of these swap arrangements in December 2019 in connection with the redemption of $187.9 of the 4.625% Senior Notes due 2020. The Company exited the remaining fixed-to-variable interest rate swap agreement in August 2020, in connection with the redemption of the remaining $412.2 of its 4.625% Senior Notes due November 15, 2020, and recorded a gain of $1.6 on the extinguishment. The gain was included in Other, net on the Consolidated Statement of Operations. These derivative financial instruments were accounted for as fair value hedges which increased or decreased the value of the Senior Notes with the offset being recorded as a component of other long-term assets or liabilities, as applicable. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments were assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations. Cash flows from the interest rate swaps are including in operating activities.

	Carrying amount of hedged liabilities as of December 31,		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities as of December 31,
	2020	2019	2020	2019
Balance Sheet Line Item in which Hedged Items are Included
Long-term debt, less current portion	—	$301.5	—	$1.5
Foreign Currency Forward Contracts
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of December 31, 2020 and 2019.
Cross Currency Swaps
During the fourth quarter of 2018, the Company entered into six new USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps maturing in 2022 and 2025 with an aggregate fair value of $26.0 and $14.4 as of December 31, 2020, respectively, are included in other long-term liabilities. These cross currency swaps maturing in 2022 and 2025 with an aggregate fair value of $0.2 and $3.0 as of December 31, 2019, respectively, are included in other long-term assets. Changes in the fair value of the cross-currency swaps are recorded as a component of the foreign currency translation adjustment in accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps is $(40.4) for the year ended December 31, 2020, and was recognized as currency translation within the Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Consolidated Statement of Comprehensive Earnings to the Consolidated Statement of Operations during the year ended December 31, 2020.
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		December 31, 2020			December 31, 2019
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Prepaid expenses and other/Other liabilities	—	—	—	1.5	—	300.0
Cross currency swaps	Other assets, net/Other liabilities	—	40.4	600.0	3.2	—	600.0

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging relationships:

	Amount of pre-tax gain/(loss) included in other comprehensive income			Amounts reclassified to the Statement of Operations
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Interest rate swap contracts	$0.8	$6.7	$(7.2)	$1.6	$1.6	$—
Cross currency swaps	$(43.6)	$6.0	$21.6	$—	$—	$—
The Company recognized a gain of $1.6 and $1.6 on the extinguishment of its interest rate swap agreement in the years ended December 31, 2020 and December 31, 2019, respectively, in connection with the redemption of the 4.625% Senior Notes due 2020. No gains or losses from derivative instruments classified as hedging instruments have been recognized into income for the year ended December 31, 2018.
20.  SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2020	2019	2018
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$216.6	$248.9	$296.2
Income taxes, net of refunds	500.0	216.8	349.7
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	—	8.4	0.3
Assets acquired under finance leases	—	48.7	0.6
Change in accrued property, plant and equipment	(1.2)	2.7	22.1
Floating rate secured note receivable due 2022 from the sale of CRP	—	110.0	—
21.  BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the years ended December 31, 2020, 2019, and 2018. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings (loss) of each segment represents revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

	2020	2019	2018
Revenues:
Dx	$9,253.4	$7,000.1	$7,030.8
DD	4,877.7	4,578.1	4,313.1
Intercompany eliminations and other	(152.6)	(23.4)	(10.5)
Total revenues	$13,978.5	$11,554.8	$11,333.4

Operating Earnings:
Dx	$2,634.9	$1,086.0	$1,166.7
DD	37.3	411.5	303.6
General corporate expenses	(226.8)	(167.3)	(144.6)
Total operating income	2,445.4	1,330.2	1,325.7
Non-operating expenses, net	(226.3)	(225.3)	(57.4)
Earnings before income taxes	2,219.1	1,104.9	1,268.3
Provision for income taxes	662.1	280.0	384.4
Net earnings	1,557.0	824.9	883.9
Less: Net income attributable to noncontrolling interests	(0.9)	(1.1)	(0.2)
Net income attributable to Laboratory Corporation of America Holdings	$1,556.1	$823.8	$883.7

	2020	2019	2018
Depreciation and Amortization
Dx	$327.5	$301.0	$293.3
DD	295.2	261.1	247.3
General corporate	2	2.6	2.6
Total depreciation and amortization	$624.7	$564.7	$543.2

	Dx	DD	Intercompany Eliminations and Other	Total
Geographic distribution of revenues
North America	$9,253.4	$2,424.5	$(152.6)	$11,525.3
Europe	—	1,512.2	—	1,512.2
Other	—	941.0	—	941.0
Total revenues	$9,253.4	$4,877.7	$(152.6)	$13,978.5

	Dx	DD	Total
Geographic distribution of property, plant and equipment, net
North America	$1,515.3	$665.3	$2,180.6
Europe	—	425.5	425.5
Other	—	123.5	123.5
Total property, plant and equipment, net	$1,515.3	$1,214.3	$2,729.6