Form 10-Q
period 2021-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2021-05-04
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

The number of shares outstanding of the issuer's common stock is 97.7 million shares as of May 3, 2021.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,890.8	$1,320.8
Accounts receivable, net of allowance for doubtful accounts of $21.0 and $22.1 as of March 31, 2021, and December 31, 2020, respectively	2,323.5	2,479.8
Unbilled services	579.5	536.8
Supplies inventory	427.5	423.2
Prepaid expenses and other	416.8	364.8
Total current assets	5,638.1	5,125.4
Property, plant and equipment, net	2,697.0	2,729.6
Goodwill, net	7,720.5	7,751.5
Intangible assets, net	3,834.0	3,961.1
Joint venture partnerships and equity method investments	85.0	73.5
Deferred income taxes	20.2	20.6
Other assets, net	422.3	410.0
Total assets	$20,417.1	$20,071.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$621.3	$638.9
Accrued expenses and other	1,508.1	1,357.7
Unearned revenue	540.3	506.5
Short-term operating lease liabilities	191.3	192.0
Short-term finance lease liabilities	6.3	6.7
Short-term borrowings and current portion of long-term debt	501.4	376.7
Total current liabilities	3,368.7	3,078.5
Long-term debt, less current portion	4,920.9	5,419.0
Operating lease liabilities	657.8	677.6
Financing lease liabilities	82.7	84.4
Deferred income taxes and other tax liabilities	857.7	905.4
Other liabilities	486.9	526.4
Total liabilities	10,374.7	10,691.3
Commitments and contingent liabilities
Noncontrolling interest	20.9	20.7
Shareholders’ equity:
Common stock, 97.8 and 97.5 shares outstanding at March 31, 2021, and December 31, 2020, respectively	9.0	9.0
Additional paid-in capital	67.1	110.3
Retained earnings	10,171.9	9,402.3
Accumulated other comprehensive loss	(226.5)	(161.9)
Total shareholders’ equity	10,021.5	9,359.7
Total liabilities and shareholders’ equity	$20,417.1	$20,071.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$4,161.5	$2,823.8
Cost of revenues	2,562.5	2,095.8
Gross profit	1,599.0	728.0
Selling, general and administrative expenses	429.8	395.5
Amortization of intangibles and other assets	92.1	62.3
Goodwill and other asset impairments	—	437.4
Restructuring and other charges	19.2	25.4
Operating income (loss)	1,057.9	(192.6)
Other income (expense):
Interest expense	(48.5)	(55.0)
Equity method income (loss), net	4.5	(6.6)
Investment income	2.4	2.6
Other, net	5.5	(16.1)
Earnings (loss) before income taxes	1,021.8	(267.7)
Provision for income taxes	251.7	49.2
Net earnings (loss)	770.1	(316.9)
Less: Net earnings attributable to the noncontrolling interest	(0.5)	(0.3)
Net earnings (loss) attributable to Laboratory Corporation of America Holdings	$769.6	$(317.2)

Basic earnings (loss) per common share	$7.88	$(3.27)
Diluted earnings (loss) per common share	$7.82	$(3.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net earnings (loss)	$770.1	$(316.9)
Foreign currency translation adjustments	(66.8)	(147.5)
Net benefit plan adjustments	3.0	2.7
Other comprehensive loss before tax	(63.8)	(144.8)
Benefit for income tax related to items of comprehensive earnings	(0.8)	(0.7)
Other comprehensive loss, net of tax	(64.6)	(145.5)
Comprehensive earnings (loss)	705.5	(462.4)
Less: Net earnings attributable to the noncontrolling interest	(0.5)	(0.3)
Comprehensive earnings (loss) attributable to Laboratory Corporation of America Holdings	$705.0	$(462.7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2019	$9.0	$26.8	$7,903.6	$(372.4)	$7,567.0
Adoption of credit loss accounting standard	—	—	(7.0)	—	(7.0)
Net earnings (loss) attributable to Laboratory Corporation of America Holdings	—	—	(317.2)	—	(317.2)
Other comprehensive earnings, net of tax	—	—	—	(145.5)	(145.5)
Issuance of common stock under employee stock plans	—	26.9	—	—	26.9
Net share settlement tax payments from issuance of stock to employees	—	(22.0)	—	—	(22.0)
Stock compensation	—	17.9	—	—	17.9
Purchase of common stock	—	(49.6)	(50.4)	—	(100.0)
BALANCE AT MARCH 31, 2020	$9.0	$—	$7,529.0	$(517.9)	$7,020.1

BALANCE AT DECEMBER 31, 2020	$9.0	$110.3	$9,402.3	$(161.9)	$9,359.7
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	769.6	—	769.6
Other comprehensive earnings (loss), net of tax	—	—	—	(64.6)	(64.6)
Issuance of common stock under employee stock plans	—	24.7	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	(28.1)	—	—	(28.1)
Stock compensation	—	28.7	—	—	28.7
Purchase of common stock	—	(68.5)	—	—	(68.5)
BALANCE AT MARCH 31, 2021	$9.0	$67.1	$10,171.9	$(226.5)	$10,021.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$770.1	$(316.9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	183.9	144.6
Stock compensation	28.7	17.9
Operating lease right-of-use asset expense	48.3	57.2
Goodwill and other asset impairments	—	437.4
Deferred income taxes	(27.8)	5.1
Other	(3.2)	43.3
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Decrease in accounts receivable	146.7	46.7
Increase in unbilled services	(42.5)	(1.1)
Increase in supplies inventory	(4.7)	(10.6)
Increase in prepaid expenses and other	(51.9)	(3.0)
Decrease in accounts payable	(16.9)	(56.5)
Increase (decrease) in unearned revenue	31.8	(11.2)
Increase (decrease) in accrued expenses and other	95.1	(149.1)
Net cash provided by operating activities	1,157.6	203.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95.4)	(106.6)
Proceeds from sale of assets	2.6	7.0
Proceeds from sale or distribution of investments	—	0.9
Investments in equity affiliates	(5.5)	(7.9)
Acquisition of businesses, net of cash acquired	(34.1)	—
Net cash used for investing activities	(132.4)	(106.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(375.0)	—
Proceeds from revolving credit facilities	—	151.7
Payments on revolving credit facilities	—	(151.7)
Net share settlement tax payments from issuance of stock to employees	(28.1)	(22.0)
Net proceeds from issuance of stock to employees	24.7	26.9
Purchase of common stock	(68.5)	(100.0)
Other	(3.2)	(7.7)
Net cash used for financing activities	(450.1)	(102.8)
Effect of exchange rate changes on cash and cash equivalents	(5.1)	(8.3)
Net increase in cash and cash equivalents	570.0	(13.9)
Cash and cash equivalents at beginning of period	1,320.8	337.5
Cash and cash equivalents at end of period	$1,890.8	$323.6

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
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD). For further financial information about these segments, see Note 15 Business Segment Information to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2021, Dx and DD contributed approximately 65% and 35% respectively, of revenues to the Company.
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s 2020 Annual Report on Form 10-K (Annual Report). Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
Recently Adopted Guidance
In August 2018, the Financial Accounting Standards Board (FASB) issued a new accounting standard to reduce, modify, and add to the disclosure requirements on defined benefit pension and other postretirement plans. The Company adopted this standard effective January 1, 2021. The adoption of this standard did not have a material impact on the consolidated financial statements.
In December 2019, the FASB issued a new accounting standard to simplify accounting for income taxes and remove, modify, and add to the disclosure requirements of income taxes. The Company adopted this standard effective January 1, 2021. The adoption of this standard did not have a material impact on the consolidated financial statements.
In January 2020, the FASB issued a new accounting standard to clarify the interaction of the accounting for equity securities and investments accounted for under the equity method of accounting and the accounting for certain forward contracts and purchased options. The Company adopted this standard effective January 1, 2021. The adoption of this standard did not have a material impact on the consolidated financial statements.
New Accounting Pronouncements
In March 2020, the FASB issued a new accounting standard to provide optional expedients and exceptions if certain conditions are met for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform. The expedients and exceptions in the standard are effective between March 12,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
2020, and December 31, 2022. The Company has not elected to apply any of the expedients or exceptions for the period ended March 31, 2021, and is currently evaluating the impact this new standard will have on the consolidated financial statements.
In January 2021, the FASB issued a new accounting standard to clarify that certain optional expedients and exceptions relative to reference rate reform for contract modification and hedge accounting apply to derivatives that are affected by the discounting transition. An entity may elect to apply the amendment on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

2.      REVENUES
The Company's revenues by segment and by payers/customer groups for the three months ended March 31, 2021, and 2020, were as follows:

	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2020
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	19%	—%	—%	19%	17%	—%	—%	17%
Patients	5%	—%	—%	5%	7%	—%	—%	7%
Medicare and Medicaid	7%	—%	—%	7%	8%	—%	—%	8%
Third-party	34%	—%	—%	34%	28%	—%	—%	28%
Total Dx revenues by payer	65%	—%	—%	65%	60%	—%	—%	60%

DD
Biopharmaceutical and medical device companies	21%	10%	4%	35%	20%	13%	7%	40%

Total revenues	86%	10%	4%	100%	80%	13%	7%	100%
Revenues in the U.S. were $3,472.5 (83%) and $2,165.3 (77%) for the three months ended March 31, 2021, and 2020.
Contract costs
DD incurs sales commissions in the process of obtaining contracts with customers. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 5 years, depending on the business. For businesses that enter into primarily short-term contracts, the Company applies the practical expedient, which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
DD incurs costs to fulfill contracts with customers. Contract fulfillment costs include software implementation costs and setup costs for certain market access solutions. These costs are recognized as assets and amortized over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. This period typically ranges from 2 to 5 years. Amortization of deferred contract fulfillment costs is included in cost of goods sold.

	March 31, 2021	December 31, 2020
Sales commission assets	$36.0	$32.6
Deferred contract fulfillment costs	14.3	12.6
Total	$50.3	$45.2
Amortization related to sales commission assets and associated payroll taxes for the three months ended March 31, 2021, and 2020, was $6.9 and $5.3, respectively. Amortization related to deferred contract fulfillment costs for the three months ended March 31, 2021, and 2020, was $3.5 and $3.0, respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Receivables, Unbilled Services and Unearned Revenue
Unbilled services are comprised primarily of unbilled receivables, but also include contract assets. A contract asset is recorded when a right to payment has been earned for work performed, but billing and payment for that work is determined by certain contractual milestones, whereas unbilled receivables are billable upon the passage of time. While the Company attempts to negotiate terms that provide for billing and payment of services prior or in close proximity to the provision of services, this is not always possible and there are fluctuations in the level of unbilled services and unearned revenue from period to period. The following table provides information about receivables, unbilled services, and unearned revenue (contract liabilities) from contracts with customers which primarily exist within DD.

	March 31, 2021	December 31, 2020
Receivables, which are included in accounts receivable	$1,007.2	$1,001.5
Unbilled services	579.5	548.1
Unearned revenue	522.3	492.2
Revenues recognized during the period, that were included in the unearned revenue balance at the beginning of the period for the three months ended March 31, 2021, and 2020, were $152.3 and $121.8, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the three months ended March 31, 2021 is as follows:

	For the Three Months Ended March 31, 2021
	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Allowance for credit losses as of December 31, 2020	$22.1	$11.3	$5.7	$39.1
Plus, credit loss expense (credit)	(0.5)	—	—	(0.5)
Less, write offs	0.6	—	—	0.6
Ending allowance for credit losses	$21.0	$11.3	$5.7	$38.0
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within DD. The amount of existing performance obligations under such long-term contracts unsatisfied as of March 31, 2021, was $5,563.4. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from 1 to 8 years.
Within DD, revenues of $16.5 and $9.7 were recognized during the three months ended March 31, 2021, and 2020, respectively, from performance obligations that were satisfied in previous periods. This revenue primarily relates to adjustments related to changes in scope in full service clinical studies, and to a lesser extent, changes in estimates.
3.     BUSINESS ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2021, the Company acquired a business and related assets for approximately $34.1 in cash within Dx. The purchase consideration for the acquisition in the three months ended March 31, 2021, has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $17.6 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $15.6. The amortization periods for intangible assets acquired from the business range from 5 to 15 years for customer relationships and non-compete agreements. The acquisition was made primarily to expand the Company's services for hospitals and health system laboratories. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired business' workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets.
4.      EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Laboratory Corporation of America Holdings by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net earnings (loss) including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, restricted stock units, and performance share awards.
The following represents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share:

	Three Months Ended March 31,
	2021			2020
	Earnings	Shares	Per Share Amount	Earnings (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share:
Net earnings (loss)	$769.6	97.6	$7.88	$(317.2)	97.2	$(3.27)
Dilutive effect of employee stock options and awards	—	0.9		—	—
Net earnings (loss) including impact of dilutive adjustments	$769.6	98.5	$7.82	$(317.2)	97.2	$(3.27)
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

	Three Months Ended March 31,
	2021	2020
Employee stock options and awards	—	1.3
5.      RESTRUCTURING AND OTHER CHARGES
During the three months ended March 31, 2021, the Company recorded net restructuring and other charges of $19.2: $7.5 within Dx and $11.7 within DD. The charges were comprised of $4.2 related to severance and other personnel costs and $15.1 in facility closures, lease terminations, and general integration activities. The charges were offset by the reversal of previously established liability of $0.1 in unused facility-related costs.
During the three months ended March 31, 2020, the Company recorded net restructuring and other charges of $25.4: $8.1 within Dx and $17.3 within DD. The charges were comprised of $5.1 related to severance and other personnel costs, $4.7 for a DD lab facility impairment, and $15.8 in costs associated with facility closures, impairment of operating lease right-of-use assets, and general integration initiatives. The charges were offset by the reversal of previously established liability of $0.2 in unused facility reserves.
The following represents the Company’s restructuring reserve activities for the period indicated:

	Dx		DD
	Severance and Other Employee Costs	Facility Costs	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2020	$0.3	$0.4	$2.4	$4.7	$7.8
Restructuring charges	2.2	5.5	2.0	9.6	19.3
Adjustments to prior restructuring accruals	(0.1)	(0.1)	0.1	—	(0.1)
Cash payments and other adjustments	(2.4)	(5.3)	(1.9)	(8.1)	(17.7)
Balance as of March 31, 2021	$—	$0.5	$2.6	$6.2	$9.3
Current					$6.3
Non-current					3.0
					$9.3
6.      GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2021, are as follows:

	Dx	DD	Total
Balance as of December 31, 2020	$3,800.2	$3,951.3	$7,751.5
Goodwill acquired during the period	15.6	—	15.6
Foreign currency impact and other adjustments to goodwill	4.5	(51.1)	(46.6)
Balance as of March 31, 2021	$3,820.3	$3,900.2	$7,720.5

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
Based upon the revised forecasted revenues and operating income following the declaration of the COVID-19 global pandemic, management concluded there was a triggering event and updated its annual 2019 goodwill impairment testing as of March 31, 2020, for certain of its DD reporting units and Dx reporting units. Based on the quantitative impairment assessment, performed in the same manner as the annual quantitative assessment, the Company concluded that the fair value was less than carrying value for two of its reporting units and recorded a goodwill impairment of $418.7 for DD and $3.7 for Dx.
The components of identifiable intangible assets are as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,566.3	$(1,573.0)	$2,993.3	$4,643.3	$(1,534.9)	$3,108.4
Patents, licenses and technology	454.2	(257.1)	197.1	434.7	(252.6)	182.1
Non-compete agreements	114.8	(73.7)	41.1	109.6	(70.7)	38.9
Trade name	398.9	(296.5)	102.4	401.8	(263.9)	137.9
Land use right	10.8	(7.2)	3.6	10.9	(6.9)	4.0
Canadian licenses	496.5	—	496.5	489.8	—	489.8
	$6,041.5	$(2,207.5)	$3,834.0	$6,090.1	$(2,129.0)	$3,961.1
Amortization of intangible assets for the three months ended March 31, 2021, and 2020, was $92.1 and $62.3, respectively. During the fourth quarter of 2020, as part of a rebranding initiative, the Company reduced the estimated useful life of its trade name assets to reflect their anticipated use through December 2021. This change in estimated useful life resulted in accelerated amortization of $29.2 during the three months ended March 31, 2021. Amortization expense for the net carrying amount of intangible assets is estimated to be $206.9 for the remainder of fiscal 2021, $220.5 in fiscal 2022, $217.5 in fiscal 2023, $212.9 in fiscal 2024, $200.7 in fiscal 2025, and $2,137.3 thereafter.
7.  DEBT
Short-term borrowings and the current portion of long-term debt at March 31, 2021, and December 31, 2020, consisted of the following:

	March 31, 2021	December 31, 2020
3.20% senior notes due 2022	$500.0	$—
2019 Term Loan	—	375.0
Debt issuance costs	(0.5)	(0.4)
Current portion of note payable	1.9	2.1
Total short-term borrowings and current portion of long-term debt	$501.4	$376.7
Long-term debt at March 31, 2021, and December 31, 2020, consisted of the following:

	March 31, 2021	December 31, 2020
3.20% senior notes due 2022	$—	$500.0
3.75% senior notes due 2022	500.0	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
2.30% senior notes due 2024	400.0	400.0
3.60% senior notes due 2025	1,000.0	1,000.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(34.9)	(37.1)
Note payable	5.8	6.1
Total long-term debt	$4,920.9	$5,419.0

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Credit Facilities
On June 3, 2019, the Company entered into an $850.0 term loan (the 2019 Term Loan) with a scheduled maturity date of June 3, 2021. The Company paid off the 2019 Term Loan balance during the first quarter of 2021. The 2019 Term Loan balance at March 31, 2021, and December 31, 2020, was $0.0 and $375.0, respectively.
The Company also maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0 (which was $350.0 prior to the amendment and restatement), subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.100% to 0.225% (which was a per annum rate ranging from 0.100% to 0.25% prior to the amendment and restatement), depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company's current revolving credit facility as of March 31, 2021 and December 31, 2020. As of March 31, 2021, the effective interest rate on the revolving credit facility was 1.09%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at March 31, 2021, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
The Company's availability of $1,000.0 at March 31, 2021, under its revolving credit facility reflects a reduction equivalent to the amount of the Company's outstanding letters of credit, if applicable. There were no outstanding letters of credit as of March 31, 2021.
8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2021, and December 31, 2020.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2020	97.5
Common stock issued under employee stock plans	0.6
Retirement of common stock	(0.3)
Common shares at March 31, 2021	97.8
Share Repurchase Program
During the three months ended March 31, 2021, the Company purchased 0.3 shares of its common stock at an average price of $218.27. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. As of March 31, 2021, the Company had outstanding authorization from the board of directors to purchase up to $731.5 of the Company's common stock. The repurchase authorization has no expiration date.
Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2020	$(21.3)	$(140.6)	$(161.9)
Current year adjustments	(66.8)	3.0	(63.8)
Tax effect of adjustments	—	(0.8)	(0.8)
Balance as of March 31, 2021	$(88.1)	$(138.4)	$(226.5)

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
The 2021 tax rate was favorable to the 2020 tax rate due primarily to the 2020 impairment charges for which either no tax benefit was recorded (as they were not deductible) or the associated tax assets required a full valuation allowance.

The gross unrecognized income tax benefits were $48.9 and $48.8 at March 31, 2021, and December 31, 2020, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of March 31, 2021, and December 31, 2020, $46.8 and $46.7, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $8.7 and $8.3 as of March 31, 2021, and December 31, 2020, respectively.
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
In addition, the Company has received various other subpoenas since 2007 related to Medicaid billing. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. The Company cooperated with this request. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas has intervened. On April 14, 2021, the Petition was unsealed. The Petition alleges that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas health care providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition seeks actual and double damages and civil penalties, as well as recovery of costs, attorney's fees, and legal expenses. The Company will vigorously defend the lawsuit.
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
In December 2014, the Company received a Civil Investigative Demand issued pursuant to the U.S. False Claims Act from the U.S. Attorney's Office for South Carolina, which requested information regarding alleged remuneration and services provided by the Company to physicians who also received draw and processing/handling fees from competitor laboratories Health Diagnostic Laboratory, Inc. (HDL) and Singulex, Inc. (Singulex). The Company cooperated with the request. On April 4, 2018, the U.S. District Court for the District of South Carolina, Beaufort Division, unsealed a False Claims Act lawsuit, United States of America ex rel. Scarlett Lutz, et al. v. Laboratory Corporation of America Holdings, which alleges that the Company's financial relationships with referring physicians violate federal and state anti-kickback statutes. The Plaintiffs' Fourth Amended Complaint further alleges that the Company conspired with HDL and Singulex in violation of the Federal False Claims Act and the California and Illinois insurance fraud prevention acts by facilitating HDL's and Singulex's offers of

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
illegal inducements to physicians and the referral of patients to HDL and Singulex for laboratory testing. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company filed a Motion to Dismiss seeking the dismissal of the claims asserted under the California and Illinois insurance fraud prevention statutes, the conspiracy claim, the reverse False Claims Act claim, and all claims based on the theory that the Company performed medically unnecessary testing. On January 16, 2019, the Court entered an order granting in part and denying in part the Motion to Dismiss. The Court dismissed the Plaintiffs' claims based on the theory that the Company performed medically unnecessary testing, the claims asserted under the California and Illinois insurance fraud prevention statutes, and the reverse False Claims Act claim. The Court denied the Motion to Dismiss as to the conspiracy claim. On March 12, 2021, the Company filed a Motion for Summary Judgment related to all remaining claims. The Company will vigorously defend the lawsuit.
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
On October 2, 2020, the Company was served with a putative class action lawsuit, Peterson v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Northern District of New York, alleging claims for a failure to properly pay service representatives compensation for all hours worked and overtime under the Fair Labor Standards Act, as well as notice and recordkeeping claims under the New York Labor Code. On February 21, 2021, Plaintiff filed an amended complaint reiterating allegations of violations of the Fair Labor Standards Act and New York Labor Code, but narrowing the scope of the putative class to only those service representatives employed by the Company within the State of New York. The lawsuit seeks monetary damages, liquidated damages, equitable and injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On October 5, 2020, the Company was served with a putative class action lawsuit, Williams v. LabCorp Employer Services, Inc. et al, filed in the Superior Court of California, County of Los Angeles, alleging that certain non-exempt California-based employees were not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, not properly paid for driving or wait times, and received inaccurate wage statements. The Plaintiff also asserts claims for unfair competition under Section 17200 of the Business and Professional Code. On November 4, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. The lawsuit seeks monetary damages, liquidated damages, civil penalties, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
On March 1, 2021, the Company was served with a putative class action lawsuit, Foy v. Laboratory Corporation of America Holdings d/b/a Labcorp Diagnostics, filed in the U.S. District Court for the Middle District of North Carolina, alleging claims for failure to properly pay service representatives employed outside of California and New York for all hours worked and overtime compensation under the Fair Labor Standards Act. The lawsuit seeks monetary damages, liquidated damages, equitable and injunctive relief, and recovery of attorney’s fees and costs. The Company will vigorously defend the lawsuit.
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
11.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2021, and December 31, 2020, is as follows:

			Fair Value Measurements as of
		Fair Value as of	March 31, 2021
	Balance Sheet		Using Fair Value Hierarchy
	Classification	March 31, 2021	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.4	$—	$16.4	$—
Cross currency swaps	Other liabilities	3.0	—	3.0	—
Cash surrender value of life insurance policies	Other assets, net	93.0	—	93.0	—
Deferred compensation liability	Other liabilities	94.3	—	94.3	—
Contingent consideration	Other liabilities	12.8	—	—	12.8

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

			Fair Value Measurements as of
		Fair Value as of	December 31, 2020
	Balance Sheet		Using Fair Value Hierarchy
	Classification	December 31, 2020	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.2	$—	$16.2	$—
Cross currency swaps	Other liabilities	40.4	—	40.4	—
Cash surrender value of life insurance policies	Other assets, net	90.6	—	90.6	—
Deferred compensation liability	Other liabilities	89.2	—	89.2	—
Contingent consideration	Other liabilities	13.9	—	—	13.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2020	$13.9
Adjustments	(1.1)
Balance at March 31, 2021	$12.8
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s condensed consolidated balance sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.
The Company offers certain employees the opportunity to participate in an employee-funded deferred compensation plan (DCP). A participant's deferrals are allocated by the participant to one or more of 16 measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant's investment accounts, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments, which are typically invested in a similar manner to the participant's allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the Senior Notes, based on market pricing, was approximately $5,844.6 and $6,121.8 as of March 31, 2021, and December 31, 2020, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
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
Cross Currency Swaps
During the fourth quarter of 2018, the Company entered into six U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. The cross currency swaps maturing in 2022 and 2025 with an aggregate fair value of $(5.8) and $2.8 as of March 31, 2021, respectively, are included in other long-term liabilities. The cross currency swaps maturing in 2022 and 2025 with an aggregate fair value of $(26.0) and $(14.4) as of December 31, 2020, respectively, are included in other long-term liabilities. Changes in the fair value of the cross-currency swaps are recorded as a component of the foreign currency translation adjustment in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet until the hedged item is

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps was $37.4 for the three months ended March 31, 2021, and was recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Condensed Consolidated Statement of Comprehensive Earnings to the Condensed Consolidated Statement of Operations during the three months ended March 31, 2021.
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		March 31, 2021			December 31, 2020
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Cross currency swaps	Other assets, net or Other liabilities	$—	$3.0	$600.0	$—	$40.4	$600.0
The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging:

	Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Interest rate swap contracts	$—	$1.8	$—	$—
Cross currency swaps	$37.4	$19.9	$—	$—
No gains or losses from derivative instruments have been recognized into income for the three months ended March 31, 2021, and 2020.
13.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2021	2020
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$77.7	$80.0
Income taxes, net of refunds	40.8	5.8
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	(4.8)	(14.0)
14.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months March 31, 2021, and 2020. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represent revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31, 2021
	2021	2020
Revenues:
Dx	$2,757.8	$1,702.0
DD	1,438.2	1,143.8
Intercompany eliminations and other	(34.5)	(22.0)
Revenues	4,161.5	2,823.8

Operating earnings (loss):
Dx	949.1	205.2
DD	156.4	(338.7)
General corporate expenses	(47.6)	(59.1)
Total operating income (loss)	1,057.9	(192.6)
Non-operating expenses, net	(36.1)	(75.1)
Earnings (loss) before income taxes	1,021.8	(267.7)
Provision for income taxes	251.7	49.2
Net earnings (loss)	770.1	(316.9)
Less: Net earnings attributable to the noncontrolling interest	(0.5)	(0.3)
Net earnings (loss) attributable to Laboratory Corporation of America Holdings	$769.6	$(317.2)
15.     SUBSEQUENT EVENT
On May 3, 2021, the Company entered into a definitive agreement to acquire select operating assets and intellectual property, from Myriad Genetics' autoimmune business unit, including the Vectra® rheumatoid arthritis (RA) assay for $150.0.

INDEX

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
Laboratory Corporation of America® Holdings together with its subsidiaries (the Company) has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements relate to future events and expectations and can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements speak only as of the time they are made and are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein, including in the "Risk Factors" section of the Annual Report on Form 10-K, and in the Company’s other public filings, press releases, and discussions with Company management, including:
1.     changes in government and third-party payer regulations, reimbursement, or coverage policies or other future reforms in the U.S. healthcare system (or in the interpretation of current regulations), new insurance products or payment systems, including state, regional or private insurance cooperatives (e.g., health insurance exchanges) affecting governmental and third-party coverage or reimbursement for commercial laboratory testing, including the impact of the U.S. Protecting Access to Medicare Act of 2014 (PAMA);
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
13.     changes in payer mix or payment structure or processes, including insurance carrier participation in health insurance exchanges, an increase in capitated reimbursement mechanisms, the impact of clearinghouses on the claims reimbursement process, the impact of a shift to consumer-driven health plans or plans carrying an increased level of member cost-sharing, and adverse changes in payer reimbursement or payer coverage policies (implemented directly or through a third-party utilization management organization) related to specific diagnostic tests, categories of testing or testing methodologies;
14. failure to retain or attract managed care organization (MCO) business as a result of changes in business models, including risk-based or network approaches, out-sourced laboratory network management or utilization management companies, or other changes in strategy or business models by MCOs;
15.     failure to obtain and retain new customers, an unfavorable change in the mix of testing services ordered, or a reduction in tests ordered, specimens submitted or services requested by existing customers, and delays in payment from customers;
16.    consolidation and convergence of customers, competitors, and suppliers, potentially causing material shifts in insourcing, utilization, pricing, reimbursement and supply chain access;
17.    failure to effectively develop and deploy new systems, system modifications or enhancements required in response to evolving market and business needs;
18.    customers choosing to insource services that are or could be purchased from the Company;
19.     failure to identify, successfully close, and effectively integrate and/or manage acquisitions of new businesses or failure to maintain key customers and/or employees as a result of uncertainty surrounding the integration of acquisitions;
20.    inability to achieve the expected benefits and synergies of newly-acquired businesses, including due to items not discovered in the due diligence process, and the impact on the Company's cash position, levels of indebtedness and stock price;
21.    termination, loss, delay, reduction in scope or increased costs of contracts, including large contracts and multiple contracts;
22.    liability arising from errors or omissions in the performance of testing services, contract research services, or other contractual arrangements;
23.    changes or disruption in the provision or transportation of services or supplies provided by third parties; or their termination for failure to follow the Company's performance standards and requirements;
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
33.    discontinuation or recalls of existing testing products;
34.    a failure in the Company's information technology systems, including with respect to testing turnaround time and billing processes, or the failure of the Company or its third-party suppliers and vendors to maintain the security of business information or systems or to protect against cybersecurity attacks such as denial of service attacks, malware, ransomware and computer viruses, or delays or failures in the development and implementation of the Company’s automation platforms, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;
35.    business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, general labor unrest or failure to comply with labor or employment laws;
36.     failure to maintain the Company's days sales outstanding levels, cash collections (in light of increasing levels of patient responsibility), profitability and/or reimbursement arising from unfavorable changes in third-party payer policies, payment delays introduced by third party utilization management organizations, and increasing levels of patient payment responsibility;
37.    impact on the Company's revenues, cash collections and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by Standard & Poor's and/or Moody's;
38.    failure to maintain the expected capital structure for the Company, including failure to maintain the Company's investment grade rating, or leverage ratio covenants under its revolving credit facility;
39.    changes in reimbursement by foreign governments and foreign currency fluctuations;
40.     inability to obtain certain billing information from physicians, resulting in increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and revenues;
41.    expenses and risks associated with international operations, including, but not limited to, compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, other applicable anti-corruption laws and regulations, trade sanction laws and regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions;
42.    failure to achieve expected efficiencies and savings in connection with the Company's business process improvement initiatives;
43.    changes in tax laws and regulations or changes in their interpretation;
44.    global economic conditions and government and regulatory changes, including, but not limited to those arising from he U.K.'s exit from the European Union; and
45. effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, supplies, liquidity, collections, and the actions the Company, or governments, have taken or may take in response, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic, including the availability and accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19, and the availability and timeliness of its drug development services.
     Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

INDEX

GENERAL (dollars in millions, except per share data)

Revenues for the three months ended March 31, 2021, were $4,161.5, an increase of 47.4% from $2,823.8 during the three months ended March 31, 2020. The increase in revenues was due to organic growth of 45.1%, acquisitions of 0.9%, and favorable foreign currency translation of 1.4%. The 45.1% increase in organic revenue includes a 32.9% contribution from COVID-19 Testing and a 12.2% increase in the Company's organic Base Business. Base Business includes the Company's business operations except for PCR and antibody COVID-19 testing (COVID-19 Testing).
The Company defines organic growth as the increase in revenue excluding revenue from acquisitions for the first twelve months after the close of each acquisition.
While the Company continues to see strong momentum across its operations, the Company’s board of directors and its management team believe that the Company’s value is not appropriately reflected in its current stock price. In March 2021, the Company announced that its board of directors and management had commenced a review of the Company’s structure and capital allocation strategy to ensure that it is best positioned to unlock shareholder value while the Company continues to support patients and customers around the world. The board of directors has engaged Goldman Sachs & Co. LLC as its financial advisor to support the process. There can be no assurances regarding the outcome or timing of the review process. The Company does not undertake any obligation to provide updates on this process until a conclusion is reached.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2021, compared with three months ended March 31, 2020
Revenues

	Three Months Ended March 31,
	2021	2020	Change
Dx	$2,757.8	$1,702.0	62.0%
DD	1,438.2	1,143.8	25.7%
Intercompany eliminations and other	(34.5)	(22.0)	56.8%
Total	$4,161.5	$2,823.8	47.4%
The increase in revenues for the three months ended March 31, 2021, as compared with the corresponding period in 2020 was 47.4%. The increase in revenues was due to organic growth of 45.1%, acquisitions of 0.9%, and favorable foreign currency translation of 1.4%. The 45.1% increase in organic revenue includes the 32.9% contribution from COVID-19 Testing and a 12.2% increase in the Company's organic Base Business.
Dx revenues for the quarter were $2,757.8, an increase of 62.0% compared to revenues of $1,702.0 in the first quarter of 2020. The increase in revenues was primarily due to organic growth of 60.8%, acquisitions of 0.9%, and favorable foreign currency translation of 0.4%. The 60.8% in organic revenue was due to a 54.5% contribution from COVID-19 Testing and a 6.3% increase in the Base Business, which includes the negative impact of weather of 2.0%.
Total volume, measured by requisitions, increased by 27.3% as organic volume increased by 26.6% and acquisition volume contributed 0.7%. The organic volume growth was due to a 27.9% contribution from COVID-19 Testing, partially offset by a 1.3% reduction in revenue days. Price increased by 34.7% due to COVID-19 Testing of 26.6%, organic Base Business of 7.5%, favorable foreign currency translation of 0.4% and acquisitions of 0.2%.
DD revenues for the first quarter were $1,438.2, an increase of 25.7% over revenues of $1,143.8 in the first quarter of 2020. The increase in revenues was primarily due to organic growth of 21.9%, acquisitions of 1.0%, and favorable foreign currency translation of 2.9%. The 21.9% increase in organic revenue was due to a 19.7% increase in the Base Business and a 2.2% contribution from COVID-19 Testing performed through its Central Laboratories business. While continuing to be negatively impacted by the pandemic, DD benefited from broad-based demand across all service lines, including COVID-19 vaccine and therapeutic work.
Cost of Revenues

	Three Months Ended March 31,
	2021	2020	Change
Cost of revenues	$2,562.5	$2,095.8	22.3%
Cost of revenues as a % of revenues	61.6%	74.2%
Cost of revenues increased 22.3% during the three months ended March 31, 2021, as compared with the corresponding period in 2020. Cost of revenues as a percentage of revenues during the three months ended March 31, 2021, decreased to

INDEX

61.6% as compared to 74.2% in the corresponding period in 2020. This decrease was primarily due to the impact of COVID-19 Testing, organic Base Business growth, and acquisitions, partially offset by higher personnel costs.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
Selling, general and administrative expenses	$429.8	$395.5	8.7%
Selling, general and administrative expenses as a % of revenues	10.3%	14.0%
During the three months ended March 31, 2021, the Company incurred $5.6 of acquisition and divestiture related costs, $2.3 in COVID-related costs and $2.3 in management transition costs. In addition, the Company recorded $1.3 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $(2.4) related to miscellaneous other items. These items increased selling, general and administrative expenses by $9.1.
During the three months ended March 31, 2020, the Company incurred $8.4 in acquisition and divestiture costs and $2.8 in management transition costs. In addition, the Company recorded $0.9 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and reversed $0.6 related to miscellaneous other items. These items increased selling, general and administrative expenses by $11.9.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 10.1% and 13.5% during the three months ended March 31, 2021, and 2020, respectively, primarily due to leveraging the Company's infrastructure on higher revenue.
Goodwill and Other Asset Impairments

	Three Months Ended March 31,
	2021	2020	Change
Goodwill and other asset impairments	$—	$437.4	N/A
During the three months ended March 31, 2020, the Company recorded goodwill and other asset impairment charges of $437.4, $426.4 within DD and $11.0 within Dx, representing 3.7% of the Company's total goodwill and intangible assets. The Company concluded that the fair value was less than carrying value for certain of its reporting units and recorded goodwill impairment of $418.7 in DD and $3.7 in Dx. The Company also recorded a charge of $2.7 for the impairment of a DD tradename, $7.3 for Dx software and $5.0 for the impairment of the DD floating rate secured note receivable due in 2022. There were no goodwill and other asset impairments for the three months ended March 31, 2021.
Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2021	2020	Change
Dx	$28.1	$26.2	7.3%
DD	64.0	36.1	77.3%
Total amortization of intangibles and other assets	$92.1	$62.3	47.8%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after March 31, 2020, and $29.2 of accelerated amortization related to the Covance trade name as a result a rebranding initiative, partially offset by lower amortization due to the impairment of intangible assets in 2020.
Restructuring and Other Special Charges

	Three Months Ended March 31,
	2021	2020	Change
Restructuring and other charges	$19.2	$25.4	(24.4)%
During the three months ended March 31, 2021, the Company recorded net restructuring and other charges of $19.2: $7.5 within Dx and $11.7 within DD. The charges were comprised of $4.2 related to severance and other personnel costs and $15.1 in facility closures, lease terminations, and general integration activities. The charges were offset by the reversal of a previously established liability of $0.1 in unused facility-related costs.
During the three months ended March 31, 2020, the Company recorded net restructuring and other special charges of $25.4: $8.1 within Dx and $17.3 within DD. The charges were comprised of $5.1 related to severance and other personnel costs, $4.7 for a DD lab facility impairment, and $15.8 in costs associated with facility closures, impairment of operating lease right-of-use assets, and general integration initiatives. The charges were offset by the reversal of previously established reserves of $0.2 in unused facility reserves.

INDEX

Interest Expense

	Three Months Ended March 31,
	2021	2020	Change
Interest expense	$(48.5)	$(55.0)	(11.8)%
The decrease in interest expense for the three months ended March 31, 2021, as compared with the corresponding period in 2020, is primarily due to the repayment of the 4.625% senior notes and the 2019 Term Loan.
Equity Method Income

	Three Months Ended March 31,
	2021	2020	Change
Equity method income, net	$4.5	$(6.6)	(168.2)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. All of these partnerships and investments reside within Dx. The increase in income for the three months ended March 31, 2021, as compared with the corresponding period in 2020, was primarily due the write off or write down of certain of the Company's investments in 2020 primarily due to the negative impact of the COVID-19 global pandemic and increased profitability of the Company's joint ventures in 2021.
Other, net

	Three Months Ended March 31,
	2021	2020	Change
Other, net	$5.5	$(16.1)	(134.2)%
 The change in other, net for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily due to the write off or write down of certain of the Company's investments in 2020 primarily due to the negative impact of the COVID-19 global pandemic as compared to net investment gains in 2021. In addition, foreign currency transaction losses of $1.0 were recognized for the three months ended March 31, 2021, and losses of $2.8 were recognized in the corresponding period of 2020.
Income Tax Expense

	Three Months Ended March 31,
	2021	2020	Change
Income tax expense	$251.7	$49.2	411.6%
Income tax expense as a % of earnings before income taxes	24.6%	(18.4)%
The 2021 tax rate was favorable to the 2020 tax rate due primarily to the 2020 impairment charges for which either no tax benefit was recorded (as they were not deductible) or the associated tax assets required a full valuation allowance.
Operating Income by Segment

	Three Months Ended March 31,
	2021	2020	Change
Dx operating income	$949.1	$205.2	$743.9
Dx operating margin	34.4%	12.1%	22.3%
DD operating income (loss)	156.4	(338.7)	$495.1
DD operating margin	10.9%	(29.6)%	40.5%
General corporate expenses	(47.6)	(59.1)	11.5
Total operating income (loss)	$1,057.9	$(192.6)	$1,250.5
Dx operating income was $949.1 for the three months ended March 31, 2021, an increase of $743.9 over operating income of $205.2 in the corresponding period of 2020, and Dx operating margin increased 2,230 basis points year-over-year. The increase was primarily due to the increase in COVID-19 Testing, organic Base Business growth and LaunchPad savings, partially offset by higher personnel costs. The Company remains on track to deliver approximately $200.0 of net savings from its three-year Dx LaunchPad initiative by the end of 2021.
DD operating income was $156.4 for the three months ended March 31, 2021, an increase over operating loss of $338.7 in the corresponding period of 2020. The increase was primarily due to goodwill and other asset impairments in 2020 and in 2021 organic Base Business growth, COVID-19 Testing, and LaunchPad savings, partially offset by higher personnel costs. The Company continues to develop and execute new LaunchPad programs to support profitable growth in DD.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $47.6 for the three months

INDEX

ended March 31, 2021, a decrease of $11.5 over corporate expenses of $59.1 in the corresponding period of 2020, primarily due to higher executive transition costs in 2020.
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
In summary, the Company's cash flows were as follows for the three months ended March 31, 2021, and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$1,157.6	$203.8
Net cash used for investing activities	(132.4)	(106.6)
Net cash used for financing activities	(450.1)	(102.8)
Effect of exchange rate changes on cash and cash equivalents	(5.1)	(8.3)
Net increase (decrease) in cash and cash equivalents	$570.0	$(13.9)
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2021, and 2020, totaled $1,890.8 and $323.6, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the three months ended March 31, 2021, the Company's operations provided $1,157.6 of cash as compared to $203.8 during the same period in 2020. The $953.8 increase in cash provided from operations in 2021 as compared with the corresponding 2020 period is primarily due to higher cash earnings and lower working capital.
Investing Activities
Net cash used for investing activities for the three months ended March 31, 2021, was $132.4 as compared to net cash used for investing activities of $106.6 for the three months ended March 31, 2020. The change in cash used for investing activities was primarily due to an increase in business acquisitions during the three months ended March 31, 2021 partially offset by lower capital expenditures. Capital expenditures were $95.4 and $106.6 for the three months ended March 31, 2021, and 2020, respectively.
Financing Activities
Net cash used for financing activities for the three months ended March 31, 2021, was $450.1 compared to $102.8 for the three months ended March 31, 2020. The change in cash flows from financing activities for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were primarily due to repayment of the 2019 Term Loan in February 2021, partially offset by a $31.5 reduction in share repurchases.
On April 30, 2021, the Company amended and restated its revolving credit facility. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0 (which was previously $350.0), subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.100% to 0.225% (which was a per annum rate ranging from 0.100% to 0.25% prior to the amendment and restatement), depending on the Company’s debt ratings. Borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company’s election, either (x) a LIBOR rate plus a margin ranging from 0.775% to 1.275% or (y) a base rate plus a margin ranging from 0% to 0.275%, in each case, depending on the Company’s debt ratings.
Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at March 31, 2021, and expects that it will remain in compliance with its existing debt covenants for the next twelve months. In February 2021, the Company fully repaid the remaining $375.0 of the 2019 Term Loan.
At March 31, 2021, the Company had $1,890.8 of cash and $1,000.0 of available borrowings under its revolving credit facility, which does not mature until 2026.

INDEX

As of March 31, 2021, the Company had outstanding authorization from the board of directors to purchase up to $731.5 of the Company's common stock. The repurchase authorization has no expiration date.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and from Standard and Poor’s (S&P) contribute to its ability to access capital markets. The Company’s expectation is that it will seek to maintain an investment grade debt rating regardless of what, if anything, results from the Company’s current review of its structure and capital allocation strategy.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk (dollars in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange and interest rates, and the Company regularly evaluates its exposure to such changes. The Company addresses its exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, and interest rate and cross currency swap agreements.
Foreign Currency Exchange Rates
Approximately 14.0% of the Company's revenues for the three months ended March 31, 2021, and approximately 12.8% of the Company's revenue for the three months ended March 31, 2020, were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the first quarter of 2021 and the year ended December 31, 2020, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the three months ended March 31, 2021, by approximately $6.7. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(66.8) and $(147.5) at March 31, 2021, and 2020, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2021, the Company had 30 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through April 2021 with a notional value totaling approximately $672.2. At December 31, 2020, the Company had 31 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2021 with a notional value totaling approximately $601.2.
The Company is party to U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $600.0, maturing in 2022 and 2025, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
Interest Rates
Some of the Company's debt from time to time is subject to interest at variable rates. As a result, fluctuations in interest rates can affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company's term loan credit facility, now repaid, and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of March 31, 2021, and December 31, 2020, the Company had $0.0 and $375.0, respectively, of unhedged variable debt from the 2019 term loan credit facility and $0.0 and $0.0, respectively, outstanding on its revolving credit facility.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and

INDEX

procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 (Commitments and Contingencies) to the Company’s unaudited condensed consolidated financial statements, above, which is incorporated herein by reference.

Item 1A. Risk Factors
The risk factor set forth below revises and supplements the corresponding risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. With the exception of the following, there have been no material changes in the risk factors that appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
There can be no assurance that the Company’s review of its structure and capital allocation strategy will enhance shareholder value or result in any changes to its structure or capital allocation strategy, and speculation and uncertainty regarding the outcome of this review may adversely impact the business, financial condition, and results of operations.
In March 2021, the Company announced that its board of directors and management team, with the assistance of an independent financial advisor, had initiated a review of the Company’s structure and capital allocation strategy to ensure that the Company is best positioned to unlock shareholder value while the Company continues to support patients and customers around the world. There can be no assurance the review will enhance shareholder value or result in changes to the Company’s structure or capital allocation strategy. In addition, speculation and uncertainty regarding the review process may cause or result in:
•    disruption of the Company’s business;
•    distraction of the Company’s employees;
•    difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;
•    difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions;
•    adverse impacts on the Company’s ability to incur debt, or refinance existing indebtedness, on favorable terms; and
•    increased stock price volatility.
If the Company is unable to mitigate these or other potential risks related to the uncertainty caused by the ongoing review process, it may disrupt the Company’s business or adversely impact its operating results and financial condition in future periods.
The Company’s ability to complete any changes to its structure or capital allocation strategy, if the board of directors decides to pursue any changes, will depend on numerous factors, some of which are outside of the Company’s control, including market conditions, industry trends, and the response of customers, employees and other parties to any such changes. Further, it is not certain what impact any potential changes, or a decision not to pursue any changes, may have on the Company’s stock price, business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended March 31, 2021, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 - January 31	0.2	$217.31	0.2	$744.1
February 1 - February 28	0.1	222.66	0.1	731.5
March 1 - March 31	—	—	—	731.5
	0.3	$218.27	0.3	$731.5
As of March 31, 2021, the Company had outstanding authorization from the board of directors to purchase up to $731.5 of the Company's common stock. The repurchase authorization has no expiration date.

INDEX

Item 5. Other Information
On April 30, 2021, the Company entered into a third amendment and restatement of its existing senior revolving credit facility. The amended and restated revolving credit facility (the “Amended and Restated Credit Facility”) consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the ability to increase the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The Amended and Restated Credit Facility also provides for a subfacility of up to $100.0 for swingline borrowings and a subfacility of up to $150 for issuances of letters of credit. Bank of America, N.A., is acting as swing line lender and a letter of credit issuer and as administrative agent for a group of financial institutions providing the revolving credit facility. The Amended and Restated Credit Facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions and other investments, and repayment of indebtedness.

Under the Amended and Restated Credit Facility, the Company is required to maintain a leverage ratio of no greater than 4.00 to 1.00 (provided, that in the event the Company consummates a qualified acquisition, the Company can elect to increase the maximum leverage ratio level to 4.50 to 1.00 for the fiscal quarter in which such qualified acquisition is consummated and for the next three consecutive fiscal quarters), and is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers.

Advances under the Amended and Restated Credit Facility will accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 0.775% to 1.275%, or a base rate determined according to a prime rate or federal funds rate plus a margin ranging from 0.00% to 0.275%. Fees are payable on outstanding letters of credit under the amended and restated revolving credit facility at a per annum rate equal to the applicable margin for LIBOR loans, and the Company is required to pay a facility fee on the aggregate commitments under the amended and restated revolving credit facility, at a per annum rate ranging from 0.100% to 0.225%. In each case, the interest margin, facility fee and letter of credit fees payable under the Amended and Restated Credit Facility are based on the Company’s senior credit ratings as determined by Standard & Poor’s and Moody’s, which are currently BBB and Baa2, respectively.
On April 30, 2021, there were no outstanding borrowings or letters of credit under the Amended and Restated Credit Facility.
The foregoing description does not purport to be complete and is qualified by reference to the full text of the Amended and Restated Credit Facility, a copy of which is filed as Exhibit 10.1.
Item 6. Exhibits

(a)	Exhibits
10.1*	Third Amended and Restated Credit Agreement, dated as of April 30, 2021, amount the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto.
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith
**	furnished herewith

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

May 4, 2021