Form 10-Q
period 2021-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2021-08-05
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

The number of shares outstanding of the issuer's common stock is 96.4 million shares as of August 4, 2021.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,963.2	$1,320.8
Accounts receivable, net	2,210.1	2,479.8
Unbilled services	637.0	536.8
Supplies inventory	421.3	423.2
Prepaid expenses and other	461.9	364.8
Total current assets	5,693.5	5,125.4
Property, plant and equipment, net	2,701.8	2,729.6
Goodwill, net	7,744.5	7,751.5
Intangible assets, net	3,753.8	3,961.1
Joint venture partnerships and equity method investments	82.1	73.5
Deferred income taxes	23.7	20.6
Other assets, net	417.7	410.0
Total assets	$20,417.1	$20,071.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$599.9	$638.9
Accrued expenses and other	1,317.9	1,357.7
Unearned revenue	546.7	506.5
Short-term operating lease liabilities	190.0	192.0
Short-term finance lease liabilities	10.8	6.7
Short-term borrowings and current portion of long-term debt	1.8	376.7
Total current liabilities	2,667.1	3,078.5
Long-term debt, less current portion	5,422.6	5,419.0
Operating lease liabilities	645.2	677.6
Financing lease liabilities	87.2	84.4
Deferred income taxes and other tax liabilities	826.0	905.4
Other liabilities	502.9	526.4
Total liabilities	10,151.0	10,691.3
Commitments and contingent liabilities
Noncontrolling interest	21.0	20.7
Shareholders’ equity:
Common stock, 96.7 and 97.5 shares outstanding at June 30, 2021, and December 31, 2020, respectively	8.9	9.0
Additional paid-in capital	—	110.3
Retained earnings	10,417.4	9,402.3
Accumulated other comprehensive loss	(181.2)	(161.9)
Total shareholders’ equity	10,245.1	9,359.7
Total liabilities and shareholders’ equity	$20,417.1	$20,071.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$3,840.7	$2,768.8	$8,002.2	$5,592.6
Cost of revenues	2,575.9	2,008.3	5,138.4	4,104.1
Gross profit	1,264.8	760.5	2,863.8	1,488.5
Selling, general and administrative expenses	458.7	396.3	888.5	791.8
Amortization of intangibles and other assets	92.4	60.1	184.5	122.4
Goodwill and other asset impairments	—	—	—	437.4
Restructuring and other charges	9.6	6.4	28.8	31.8
Operating income	704.1	297.7	1,762.0	105.1
Other income (expense):
Interest expense	(78.3)	(52.7)	(126.8)	(107.7)
Equity method income (loss), net	8.0	1.8	12.5	(4.8)
Investment income	2.7	2.5	5.1	5.1
Other, net	14.1	47.7	19.6	31.6
Earnings before income taxes	650.6	297.0	1,672.4	29.3
Provision for income taxes	182.6	65.4	434.3	114.6
Net earnings (loss)	468.0	231.6	1,238.1	(85.3)
Less: Net earnings attributable to the noncontrolling interest	(0.6)	—	(1.1)	(0.3)
Net earnings (loss) attributable to Laboratory Corporation of America Holdings	$467.4	$231.6	$1,237.0	$(85.6)

Basic earnings (loss) per common share	$4.80	$2.38	$12.69	$(0.88)
Diluted earnings (loss) per common share	$4.76	$2.37	$12.58	$(0.88)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss)	$468.0	$231.6	$1,238.1	$(85.3)
Foreign currency translation adjustments	43.8	66.9	(23.0)	(80.5)
Net benefit plan adjustments	2.1	2.7	5.1	5.4
Other comprehensive earnings (loss) before tax	45.9	69.6	(17.9)	(75.1)
Provision (benefit) for income tax related to items of comprehensive earnings	(0.6)	(0.7)	(1.4)	(1.5)
Other comprehensive earnings (loss), net of tax	45.3	68.9	(19.3)	(76.6)
Comprehensive earnings (loss)	513.3	300.5	1,218.8	(161.9)
Less: Net earnings attributable to the noncontrolling interest	(0.6)	—	(1.1)	(0.3)
Comprehensive earnings (loss) attributable to Laboratory Corporation of America Holdings	$512.7	$300.5	$1,217.7	$(162.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2019	$9.0	$26.8	$7,903.6	$(372.4)	$7,567.0
Adoption of credit loss accounting standard	—	—	(7.0)	—	(7.0)
Net loss attributable to Laboratory Corporation of America Holdings	—	—	(317.2)	—	(317.2)
Other comprehensive earnings, net of tax	—	—	—	(145.5)	(145.5)
Issuance of common stock under employee stock plans	—	26.9	—	—	26.9
Net share settlement tax payments from issuance of stock to employees	—	(22.0)	—	—	(22.0)
Stock compensation	—	17.9	—	—	17.9
Purchase of common stock	—	(49.6)	(50.4)	—	(100.0)
BALANCE AT MARCH 31, 2020	$9.0	$—	$7,529.0	$(517.9)	$7,020.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	231.6	—	231.6
Other comprehensive earnings, net of tax	—	—	—	68.9	68.9
Issuance of common stock under employee stock plans	—	1.8	—	—	1.8
Net share settlement tax payments from issuance of stock to employees	—	(9.5)	—	—	(9.5)
Stock compensation	—	39.8	—	—	39.8
BALANCE AT JUNE 30, 2020	$9.0	$32.1	$7,760.6	$(449.0)	$7,352.7

BALANCE AT DECEMBER 31, 2020	$9.0	$110.3	$9,402.3	$(161.9)	$9,359.7
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	769.6	—	769.6
Other comprehensive earnings (loss), net of tax	—	—	—	(64.6)	(64.6)
Issuance of common stock under employee stock plans	—	24.7	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	(28.1)	—	—	(28.1)
Stock compensation	—	28.7	—	—	28.7
Purchase of common stock	—	(68.5)	—	—	(68.5)
BALANCE AT MARCH 31, 2021	$9.0	$67.1	$10,171.9	$(226.5)	$10,021.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	467.4	—	467.4
Other comprehensive earnings, net of tax	—	—	—	45.3	45.3
Issuance of common stock under employee stock plans	—	1.9	—	—	1.9
Net share settlement tax payments from issuance of stock to employees	—	(14.9)	—	—	(14.9)
Stock compensation	—	23.9	—	—	23.9
Purchase of common stock	(0.1)	(78.0)	(221.9)	—	(300.0)
BALANCE AT JUNE 30, 2021	$8.9	$—	$10,417.4	$(181.2)	$10,245.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$1,238.1	$(85.3)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	371.0	288.5
Stock compensation	52.6	57.7
Operating lease right-of-use asset expense	96.3	103.9
Goodwill and other asset impairments	—	437.4
Deferred income taxes	(85.5)	(29.4)
Other	2.3	55.4
Change in assets and liabilities (net of effects of acquisitions and divestitures):
(Increase) decrease in accounts receivable	265.0	(124.2)
Increase in unbilled services	(100.3)	(58.9)
Increase in supplies inventory	(17.5)	(98.4)
(Increase) decrease in prepaid expenses and other	(31.0)	33.1
Decrease in accounts payable	(44.3)	(88.9)
Increase in unearned revenue	37.7	28.9
Increase (decrease) in accrued expenses and other	(139.6)	54.7
Net cash provided by operating activities	1,644.8	574.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(192.6)	(205.1)
Proceeds from sale of assets	2.7	7.2
Proceeds from sale of business	13.1	—
Proceeds from sale or distribution of investments	—	1.0
Investments in equity affiliates	(11.9)	(21.8)
Acquisition of businesses, net of cash acquired	(34.1)	(11.3)
Net cash used for investing activities	(222.8)	(230.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	1,000.0	—
Payments on senior notes	(1,000.0)	—
Payments on term loan	(375.0)	—
Proceeds from revolving credit facilities	—	151.7
Payments on revolving credit facilities	—	(151.7)
Net share settlement tax payments from issuance of stock to employees	(43.0)	(31.5)
Net proceeds from issuance of stock to employees	26.6	28.8
Purchase of common stock	(368.5)	(100.0)
Other	(15.6)	(17.0)
Net cash used for financing activities	(775.5)	(119.7)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(5.3)
Net increase in cash and cash equivalents	642.4	219.5
Cash and cash equivalents at beginning of period	1,320.8	337.5
Cash and cash equivalents at end of period	$1,963.2	$557.0

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
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD). For further financial information about these segments, see Note 14 Business Segment Information to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2021, Dx and DD contributed approximately 61% and 39% respectively, of revenues to the Company. During the six months ended June 30, 2021, Dx and DD contributed approximately 63% and 37% respectively of revenues to the Company.
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
The financial statements of the Company's operating foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in “Accumulated other comprehensive income (loss).”
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s fiscal year 2020 Annual Report on Form 10-K (Annual Report). Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
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

2.      REVENUES
The Company's revenues by segment and by payers/customer groups for the three and six months ended June 30, 2021, and 2020, were as follows:

	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2020
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	17%	—%	—%	17%	21%	—%	—%	21%
Patients	7%	—%	—%	7%	7%	—%	—%	7%
Medicare and Medicaid	6%	—%	—%	6%	7%	—%	—%	7%
Third-party	31%	—%	—%	31%	26%	—%	—%	26%
Total Dx revenues by payer	61%	—%	—%	61%	61%	—%	—%	61%

DD
Biopharmaceutical and medical device companies	23%	12%	4%	39%	18%	12%	9%	39%

Total revenues	84%	12%	4%	100%	79%	12%	9%	100%

	For the Six Months Ended June 30, 2021				For the Six Months Ended June 30, 2020
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	18%	—%	—%	18%	19%	—%	—%	19%
Patients	6%	—%	—%	6%	7%	—%	—%	7%
Medicare and Medicaid	6%	—%	—%	6%	7%	—%	—%	7%
Third-party	33%	—%	—%	33%	27%	—%	—%	27%
Total Dx revenues by payer	63%	—%	—%	63%	60%	—%	—%	60%

DD
Biopharmaceutical and medical device companies	22%	11%	4%	37%	19%	13%	8%	40%

Total revenues	85%	11%	4%	100%	79%	13%	8%	100%
Revenues in the U.S. were $3,091.3 (80.5%) and $2,129.0 (76.9%) for the three months ended June 30, 2021, and 2020, respectively and for the six months ended June 30, 2021, and 2020, were $6,537.4 (81.7%) and $4,294.2 (76.8%), respectively.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	June 30, 2021	December 31, 2020
Sales commission assets	$36.4	$32.6
Deferred contract fulfillment costs	14.9	12.6
Total	$51.3	$45.2
Amortization related to sales commission assets and associated payroll taxes for the three months ended June 30, 2021, and 2020, was $6.4 and $5.5, respectively and for the six month periods ended June 30, 2021, and 2020, was $13.3 and $10.8 respectively. Amortization related to deferred contract fulfillment costs for the three months ended June 30, 2021, and 2020, was $3.0 and $2.3, respectively, and was $6.5 and $5.3, respectively, for the six month periods ended June 30, 2021, and 2020.
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

	June 30, 2021	December 31, 2020
Receivables, which are included in accounts receivable	$1,086.2	$1,001.5
Unbilled services	648.4	548.1
Unearned revenue	529.6	492.2
Revenues recognized during the period, that were included in the unearned revenue balance at the beginning of the period were $233.0 and $102.2 for the six months ended June 30, 2021, and 2020, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the six months ended June 30, 2021 is as follows:

	For the Six Months Ended June 30, 2021
	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2020	$22.1	$11.3	$5.7	$39.1
Plus, credit loss expense (credit)	(0.4)	—	—	(0.4)
Less, write offs	0.8	(0.1)	—	0.7
Balance as of June 30, 2021	$20.9	$11.4	$5.7	$38.0
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within DD. The amount of existing performance obligations under such long-term contracts unsatisfied as of June 30, 2021, was $5,616.6. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from 1 to 8 years.
Within DD, revenues of $12.2 and $4.0 were recognized during the three months ended June 30, 2021 and 2020, respectively and revenues of $28.7 and $13.7 were recognized during the six months ended June 30, 2021 and 2020, respectively, from performance obligations that were satisfied in previous periods. This revenue primarily relates to adjustments related to changes in scope in full service clinical studies, and to a lesser extent, changes in estimates.
3.     BUSINESS ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2021, the Company acquired a business and related assets for approximately $34.1 in cash within Dx. The purchase consideration for the acquisition in the six months ended June 30, 2021, has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $17.6 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $15.6. The amortization periods for intangible assets acquired from the business range from 5 to 15 years for customer relationships and non-compete agreements. The acquisition was made primarily to expand the Company's services for hospitals and health

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
system laboratories. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired business' workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. In addition, during the six months ended June 30, 2021, the Company sold certain assets within DD with proceeds of $13.1 and a loss of $5.0 recorded in Other, net on the Condensed Consolidated Statement of Operations.
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
The following represents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2021			2020			2021			2020
	Earnings	Shares	Per Share Amount	Earnings (Loss)	Shares	Per Share Amount	Earning	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) per share:
Net earnings (loss)	$467.4	97.4	$4.80	$231.6	97.3	$2.38	$1,237.0	97.5	$12.69	$(85.6)	97.2	$(0.88)
Dilutive effect of employee stock options and awards	—	0.8		—	0.4		—	0.8		—	—
Net earnings (loss) including impact of dilutive adjustments	$467.4	98.2	$4.76	$231.6	97.7	$2.37	$1,237.0	98.4	$12.58	$(85.6)	97.2	$(0.88)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee stock options and awards	0.1	0.8	0.1	1.3
5.      RESTRUCTURING AND OTHER CHARGES
During the three months ended June 30, 2021, the Company recorded net restructuring and other charges of $9.6: $6.0 within Dx and $3.6 within DD. The charges were comprised of $6.1 related to severance and other personnel costs and $3.5 in facility closures, lease terminations, and general integration activities. The charges were adjusted by an increase of $0.1 of previously established severance liabilities and the reversal of previously established liability of $0.1 in unused facility-related costs.
During the six months ended June 30, 2021, the Company recorded net restructuring and other charges of $28.8: $13.5 within Dx and $15.3 within DD. The charges were comprised of $10.2 related to severance and other personnel costs and $18.7 in facility closures, lease terminations, and general integration activities. The charges were adjusted by an increase of $0.1 of previously established severance liabilities and the reversal of previously established liability of $0.2 in unused facility-related costs.
During the three months ended June 30, 2020, the Company recorded net restructuring and other special charges of $6.4: $3.7 within Dx and $2.7 within DD. The charges were comprised of $5.4 related to severance and other personnel costs, $3.3 for a DD lab facility and equipment impairment, and $4.2 in facility closures, impairment of operating lease right-of-use assets, and general integration initiatives. The charges were offset by the reversal of previously established reserves of $1.1 and $5.5 in unused severance and facility-related costs, respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
During the six months ended June 30, 2020, the Company recorded net restructuring and other charges of $31.8: $11.8 within Dx and $20.0 within DD. The charges were comprised of $10.5 related to severance and other personnel costs, $8.0 for a DD lab facility impairment and equipment impairments, and $20.0 in costs associated with facility closures, impairment of operating lease right-of-use assets, and general integration initiatives. The charges were offset by the reversal of previously established liability of $1.0 and $5.7 in unused severance costs and facility-related costs, respectively.
The following represents the Company’s restructuring reserve activities for the period indicated:

	Dx		DD
	Severance and Other Employee Costs	Facility Costs	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2020	$0.3	$0.4	$2.4	$4.7	$7.8
Restructuring charges	5.2	8.4	5.0	10.3	28.9
Adjustments to prior restructuring accruals	0.1	(0.2)	—	—	(0.1)
Cash payments and other adjustments	(4.8)	(8.2)	(3.1)	(9.1)	(25.2)
Balance as of June 30, 2021	$0.8	$0.4	$4.3	$5.9	$11.4
Current					$8.9
Non-current					2.5
					$11.4
6.      GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2021, are as follows:

	Dx	DD	Total
Balance as of December 31, 2020	$3,800.2	$3,951.3	$7,751.5
Goodwill acquired during the period	15.6	—	15.6
Foreign currency impact and other adjustments to goodwill	5.8	(28.4)	(22.6)
Balance as of June 30, 2021	$3,821.6	$3,922.9	$7,744.5
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
The components of identifiable intangible assets are as follows:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,553.6	$(1,605.6)	$2,948.0	$4,643.3	$(1,534.9)	$3,108.4
Patents, licenses and technology	456.7	(263.6)	193.1	434.7	(252.6)	182.1
Non-compete agreements	114.4	(76.4)	38.0	109.6	(70.7)	38.9
Trade name	399.9	(331.4)	68.5	401.8	(263.9)	137.9
Land use right	10.8	(7.5)	3.3	10.9	(6.9)	4.0
Canadian licenses	502.9	—	502.9	489.8	—	489.8
	$6,038.3	$(2,284.5)	$3,753.8	$6,090.1	$(2,129.0)	$3,961.1
Amortization of intangible assets for the three and six months ended June 30, 2021, and 2020, was $92.4 and $60.1 and $184.5 and $122.4, respectively. During the fourth quarter of 2020, as part of a rebranding initiative, the Company reduced the estimated useful life of its trade name assets to reflect their anticipated use through December 2021. This change in estimated useful life resulted in accelerated amortization of $28.0 and $57.2, respectively, during the three and six months ended June 30,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
2021. Amortization expense for the net carrying amount of intangible assets is estimated to be $177.3 for the remainder of fiscal 2021, $220.2 in fiscal 2022, $217.1 in fiscal 2023, $212.5 in fiscal 2024, $200.4 in fiscal 2025, and $2,135.9 thereafter.
7.  DEBT
Short-term borrowings and the current portion of long-term debt at June 30, 2021, and December 31, 2020, consisted of the following:

	June 30, 2021	December 31, 2020
2019 Term Loan	$—	$375.0
Debt issuance costs	—	(0.4)
Current portion of note payable	1.8	2.1
Total short-term borrowings and current portion of long-term debt	$1.8	$376.7
Long-term debt at June 30, 2021, and December 31, 2020, consisted of the following:

	June 30, 2021	December 31, 2020
3.20% senior notes due 2022	$—	$500.0
3.75% senior notes due 2022	—	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
2.30% senior notes due 2024	400.0	400.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	—
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	509.5	—
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(42.4)	(37.1)
Note payable	5.5	6.1
Total long-term debt	$5,422.6	$5,419.0
Senior Notes
On May 26, 2021, the Company issued new senior notes representing $1,000.0 in debt securities and consisting of $500.0 aggregate principal amount of 1.55% senior notes due 2026 and $500.0 aggregate principal amount of 2.70% senior notes due 2031. Interest on these notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. Net proceeds from the offering of these notes were $989.4 after deducting underwriting discounts and other expenses of the offering. The net proceeds were used, along with cash on hand, to redeem, prior to maturity, the Company's outstanding 3.20% senior notes due February 1, 2022 and 3.75% senior notes due August 23, 2022.
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706% to hedge against changes in the fair value of a portion of the Company's long-term debt. These interest rate swaps are included in other long-term assets and added to the value of the senior notes with an aggregate fair value of $9.5 at June 30, 2021.
Credit Facilities
On June 3, 2019, the Company entered into an $850.0 term loan (the 2019 Term Loan) with a scheduled maturity date of June 3, 2021. The Company paid off the 2019 Term Loan balance during the first quarter of 2021.
The Company also maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.100% to 0.225%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company's current revolving credit facility as of June 30, 2021 and

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
December 31, 2020. As of June 30, 2021, the effective interest rate on the revolving credit facility was 1.10%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at June 30, 2021, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
The Company's availability of $1,000.0 at June 30, 2021, under its revolving credit facility reflects a reduction equivalent to the amount of the Company's outstanding letters of credit, if applicable. There were no outstanding letters of credit under the facility as of June 30, 2021.
8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2021 and December 31, 2020.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2020	97.5
Shares issued under employee stock plans	0.6
Shares repurchased	(1.4)
Common shares at June 30, 2021	96.7
Share Repurchase Program
During the six months ended June 30, 2021, the Company purchased 1.4 shares of its common stock at an average price of $257.38. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. As of June 30, 2021, the Company had outstanding authorization from the board of directors to purchase up to $431.5 of the Company's common stock. The repurchase authorization has no expiration date.
Accumulated Other Comprehensive Earnings (Loss)
     The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2020	$(21.3)	$(140.6)	$(161.9)
Current year adjustments	(23.0)	10.2	(12.8)
Amounts reclassified from accumulated other comprehensive income	—	(5.1)	(5.1)
Tax effect of adjustments	—	(1.4)	(1.4)
Balance as of June 30, 2021	$(44.3)	$(136.9)	$(181.2)
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
The year to date 2021 tax rate was favorable to the corresponding year to date 2020 tax rate due primarily to the 2020 impairment charges for which either no tax benefit was recorded (as they were not deductible) or the associated tax assets required a full valuation allowance partially offset by the 2021 revaluation of the United Kingdom net deferred tax liabilities reflecting a 25% effective tax rate as of 2023.

The gross unrecognized income tax benefits were $48.8 and $48.8 at June 30, 2021, and December 31, 2020, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of June 30, 2021, and December 31, 2020, $46.7 and $46.7, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $9.1 and $8.3 as of June 30, 2021, and December 31, 2020, respectively.
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
In December 2014, the Company received a Civil Investigative Demand issued pursuant to the U.S. False Claims Act from the U.S. Attorney's Office for South Carolina, which requested information regarding alleged remuneration and services provided by the Company to physicians who also received draw and processing/handling fees from competitor laboratories Health Diagnostic Laboratory, Inc. (HDL) and Singulex, Inc. (Singulex). The Company cooperated with the request. On April 4, 2018, the U.S. District Court for the District of South Carolina, Beaufort Division, unsealed a False Claims Act lawsuit, United States of America ex rel. Scarlett Lutz, et al. v. Laboratory Corporation of America Holdings, which alleges that the Company's financial relationships with referring physicians violate federal and state anti-kickback statutes. The Plaintiffs' Fourth Amended Complaint further alleges that the Company conspired with HDL and Singulex in violation of the Federal False Claims Act and the California and Illinois insurance fraud prevention acts by facilitating HDL's and Singulex's offers of illegal inducements to physicians and the referral of patients to HDL and Singulex for laboratory testing. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company filed a Motion to Dismiss seeking the dismissal of the claims asserted under the California and Illinois insurance fraud prevention statutes, the conspiracy claim, the reverse False Claims Act claim, and all claims based on the theory that the Company performed medically unnecessary testing. On January 16, 2019, the Court entered an order granting in part and denying in part the Motion to Dismiss. The Court dismissed the Plaintiffs' claims based on the theory that the Company performed medically unnecessary testing, the claims asserted under the California and Illinois insurance fraud prevention statutes, and the reverse False Claims Act claim. The Court denied the Motion to Dismiss as to the conspiracy claim. On March 12, 2021, the Company filed a Motion for Summary Judgment related to all remaining claims. On June 16, 2021, the Court denied the Company’s Motion for Summary Judgment. The Company will vigorously defend the lawsuit.

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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company's touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney's fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs' Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. The Company will vigorously defend the lawsuit.
On May 14, 2020, the Company was served with a putative class action lawsuit, Jose Bermejo v. Laboratory Corporation of America (Bermejo I) filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain non-exempt California-based employees were not properly compensated for driving time or properly paid wages upon termination of employment. The Plaintiff asserts these actions violate various California Labor Code provisions and Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. On June 15, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. On June 16, 2020, the Company was served with a Private Attorney General Act lawsuit by the same plaintiff in Jose Bermejo v. Laboratory Corporation of America (Bermejo II), filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain Company practices violated California Labor Code penalty provisions related to unpaid and minimum wages, unpaid overtime, unpaid meal and rest break premiums, untimely payment of wages following separation of employment, failure to maintain accurate pay records, and non-reimbursement of business expenses. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. On October 28, 2020, the court issued an order staying proceedings in Bermejo II pending resolution of Bermejo I. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. The Company will vigorously defend both lawsuits.
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
On October 5, 2020, the Company was served with a putative class action lawsuit, Williams v. LabCorp Employer Services, Inc. et al, filed in the Superior Court of California, County of Los Angeles, alleging that certain non-exempt California-based employees were not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, not properly paid for driving or wait times, and received inaccurate wage statements. The Plaintiff also asserts claims for unfair competition under Section 17200 of the Business and Professional Code. On November 4, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. The lawsuit seeks monetary damages, liquidated damages, civil penalties, and recovery of attorney's fees and costs. On June 24, 2021, the District Court remanded the case to the Superior Court of California, County of Los Angeles on the grounds that potential damages did not meet the Class Action Fairness Act (“CAFA”), 28 U.S.C. § 1332(d), jurisdictional threshold. The Company will vigorously defend the lawsuit.
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
On June 14, 2021, a single plaintiff filed a Private Attorney General Act lawsuit, Becker v. Laboratory Corporation of America, in the Superior Court of California, County of Orange, alleging various violations of the California Labor Code, including that the Plaintiff was not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, and received inaccurate wage statements. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. The Company will vigorously defend the lawsuit.
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
11.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2021, and December 31, 2020, is as follows:

			Fair Value Measurements as of
			June 30, 2021
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	June 30, 2021	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.6	$—	$16.6	$—
Cross currency swaps	Other liabilities	16.6	—	16.6	—
Interest rate swaps	Other assets, net	9.5	—	9.5	—
Cash surrender value of life insurance policies	Other assets, net	101.1	—	101.1	—
Deferred compensation liability	Other liabilities	99.2	—	99.2	—
Investment in equity securities	Other current assets	0.8	0.8	—	—
Contingent consideration	Other liabilities	12.8	—	—	12.8

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

			Fair Value Measurements as of
			December 31, 2020
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2020	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.2	$—	$16.2	$—
Cross currency swaps	Other liabilities	40.4	—	40.4	—
Cash surrender value of life insurance policies	Other assets, net	90.6	—	90.6	—
Deferred compensation liability	Other liabilities	89.2	—	89.2	—
Contingent consideration	Other liabilities	13.9	—	—	13.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2020	$13.9
Adjustments	(1.1)
Balance at June 30, 2021	$12.8
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the Senior Notes, based on market pricing, was approximately $5,892.8 and $6,121.8 as of June 30, 2021, and December 31, 2020, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
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
Interest Rate Swaps
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%. These agreements were designated as hedges against changes in the fair value of a portion of the Company's long-term debt. The aggregate fair value of $9.5 at June 30, 2021 was included as a component of other long-term assets and added to the reported value of the senior notes.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Cross Currency Swaps
During the fourth quarter of 2018, the Company entered into U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. These instruments are designated as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. The cross currency swaps maturing in 2022 and 2025 with an aggregate fair value of $(13.2) and $(3.5) as of June 30, 2021, respectively, are included in other long-term liabilities. The cross currency swaps maturing in 2022 and 2025 with an aggregate fair value of $(26.0) and $(14.4) as of December 31, 2020, respectively, are included in other long-term liabilities. Changes in the fair value of the cross-currency swaps are recorded as a component of the foreign currency translation adjustment in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative change in the fair value of these instruments of $(13.6) and $23.7 for the three and six months ended June 30, 2021, respectively, was recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Condensed Consolidated Statement of Comprehensive Earnings to the Condensed Consolidated Statement of Operations during the three or six months ended June 30, 2021.
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		June 30, 2021			December 31, 2020
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Other assets, net	$9.5	—	$500.0	—	—	—
Cross currency swaps	Other assets, net or Other liabilities	$—	$16.6	$600.0	$—	$40.4	$600.0
The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging:

	Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations		Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Interest rate swap contracts	$—	$(0.9)	$—	$—	$—	$0.9	$—	$—
Cross currency swaps	$(13.6)	$(8.8)	$—	$—	$23.7	$11.1	$—	$—
No gains or losses from derivative instruments have been recognized into income for the three and six months ended June 30, 2021, and 2020.
13.     SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2021	2020
Cash paid during period for:
Interest	$109.3	$111.5
Income taxes, net of refunds	591.6	15.1
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	4.8	(17.1)
14.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2021, and 2020. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
(CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represent revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Dx	$2,365.5	$1,692.7	$5,123.3	$3,394.7
DD	1,495.2	1,093.7	2,933.4	2,237.5
Intercompany eliminations and other	(20.0)	(17.6)	(54.5)	(39.6)
Revenues	3,840.7	2,768.8	8,002.2	5,592.6

Operating earnings (loss):
Dx	603.6	281.3	1,552.7	486.7
DD	147.3	65.5	303.7	(273.2)
General corporate expenses	(46.8)	(49.1)	(94.4)	(108.4)
Total operating income	704.1	297.7	1,762.0	105.1
Non-operating expenses, net	(53.5)	(0.7)	(89.6)	(75.8)
Earnings before income taxes	650.6	297.0	1,672.4	29.3
Provision for income taxes	182.6	65.4	434.3	114.6
Net earnings (loss)	468.0	231.6	1,238.1	(85.3)
Less: Net earnings attributable to the noncontrolling interest	(0.6)	—	(1.1)	(0.3)
Net earnings (loss) attributable to Laboratory Corporation of America Holdings	$467.4	$231.6	$1,237.0	$(85.6)

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
9.    changes in applicable government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the United Kingdom, the National Medical Products Administration in China, the Pharmaceutical and Medical Devices Agency in Japan, the European Medicines Agency and similar regulations and policies of agencies in other jurisdictions in which the Company conducts business;

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
32.    business interruption, receivable impairment, delays in cash collection impacting days sales outstanding, supply chain disruptions or inventory obsolescence, increases in material cost or other operating costs, or other impacts on the business due to natural disasters, including adverse weather, fires and earthquakes, political crises, including terrorism and war, public health crises and disease epidemics and pandemics, and other events outside of the Company's control;
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
44.    global economic conditions and government and regulatory changes; and
45. effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, supplies, liquidity, collections, and the actions the Company, or governments, have taken or may take in response, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic, including the availability and accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19, and the availability and timeliness of its drug development services.
     Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

GENERAL (dollars in millions, except per share data)

INDEX

Revenues for the six months ended June 30, 2021, were $8,002.2, an increase of 43.1% from $5,592.6 during the six months ended June 30, 2020. The increase in revenues was due to organic growth of 40.3%, acquisitions of 1.1%, and favorable foreign currency translation of 1.7%. The 40.3% increase in organic revenue includes a 23.8% contribution from COVID-19 Testing and a 16.6% increase in the Company's organic Base Business. Base Business includes the Company's business operations except for PCR and antibody COVID-19 testing (COVID-19 Testing).
The Company defines organic growth as the increase in revenue, excluding revenue from acquisitions for the first twelve months after the close of each acquisition.
As previously reported, in March 2021, the Company announced that its board of directors and management had commenced a review of the Company’s structure and capital allocation strategy to ensure that it is best positioned to unlock shareholder value while the Company continues to support patients and customers around the world. The board of directors has engaged Goldman Sachs & Co. LLC as its financial advisor to support the process. There can be no assurances regarding the outcome or timing of the review process. The Company expects to provide an update in the fourth quarter, though it does not undertake any obligation to provide updates on this process until a conclusion is reached.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended June 30, 2021, compared with three months ended June 30, 2020
Revenues

	Three Months Ended June 30,
	2021	2020	Change
Dx	$2,365.5	$1,692.7	39.7%
DD	1,495.2	1,093.7	36.7%
Intercompany eliminations and other	(20.0)	(17.6)	13.6%
Total	$3,840.7	$2,768.8	38.7%
Total revenue for the three months ended June 30, 2021, was $3.84 billion, an increase of 38.7% over $2.77 billion in the second quarter of 2020. The increase was due to organic Base Business growth of 35.5%, acquisitions of 1.2%, and favorable foreign currency translation of 2.0%. COVID-19 PCR and antibody testing (COVID-19 Testing) revenue of $444.0 million was flat compared to last year. Base Business includes Labcorp's operations except for COVID-19 Testing.
Dx revenues for the three months ended June 30, 2021, was $2.37 billion, an increase of 39.7% over $1.69 billion in the second quarter of 2020. The increase was due to organic Base Business growth of 37.8%, acquisitions of 1.1%, and favorable foreign currency translation of 0.9%. COVID-19 Testing revenue of $444.0 million was flat versus last year.
Total volume (measured by requisitions) the three months ended June 30, 2021, increased by 39.6% as organic volume increased by 38.7% and acquisition volume contributed 0.9%. The organic volume growth was due to a 39.4% increase in Base Business, partially offset by a (0.7%) decrease in COVID-19 Testing. Price/mix increased by 0.1% due to currency of 0.9%, COVID-19 Testing of 0.7%, and acquisitions of 0.2%, partially offset by organic Base Business of (1.7%) due to the volume recovery. Organic Base Business volume was up 48.2% while price was up 3.1%.
DD revenues for the three months ended June 30, 2021, was $1.50 billion, an increase of 36.7% over $1.09 billion in the second quarter of 2020. The increase was due to organic Base Business growth of 32.1%, acquisitions of 1.3%, and favorable foreign currency translation of 3.7%, partially offset by lower COVID-19 Testing performed through its Central Laboratories business of (0.3%). Drug Development's Base Business benefited from broad-based demand, including COVID-19 vaccine and therapeutic work.
Cost of Revenues

	Three Months Ended June 30,
	2021	2020	Change
Cost of revenues	$2,575.9	$2,008.3	28.3%
Cost of revenues as a % of revenues	67.1%	72.5%
Cost of revenues increased 28.3% during the three months ended June 30, 2021, as compared with the corresponding period in 2020. Cost of revenues as a percentage of revenues during the three months ended June 30, 2021, decreased to 67.1% as compared to 72.5% in the corresponding period in 2020. This decrease was primarily due to organic Base Business growth, acquisitions, and LaunchPad savings, partially offset by higher personnel costs.
Selling, General and Administrative Expenses

INDEX

	Three Months Ended June 30,
	2021	2020	Change
Selling, general and administrative expenses	$458.7	$396.3	15.7%
Selling, general and administrative expenses as a % of revenues	11.9%	14.3%
During the three months ended June 30, 2021, the Company incurred $6.5 of acquisition and divestiture related costs, $3.5 in COVID-related costs and $0.5 in management transition costs. In addition, the Company recorded $1.5 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $15.8 related to miscellaneous other items. These items increased selling, general and administrative expenses by $27.8.
During the three months ended June 30, 2020, the Company incurred $4.6 in acquisition and divestiture costs and $7.8 in management transition costs. In addition, the Company recorded $0.2 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and reversed $1.8 related to miscellaneous other items. These charges were offset by insurance proceeds of $10.0 related to the 2018 ransomware attack. These items increased selling, general and administrative expenses by $7.7.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 11.2% and 14.0% during the three months ended June 30, 2021, and 2020, respectively, primarily due to leveraging the Company's infrastructure on higher revenue.
Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2021	2020	Change
Dx	$28.4	$25.3	12.3%
DD	64.0	34.8	83.9%
Total amortization of intangibles and other assets	$92.4	$60.1	53.7%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after June 30, 2020, and $28.0 of accelerated amortization related to the Covance trade name as a result of a rebranding initiative, partially offset by lower amortization due to the impairment of intangible assets in 2020.
Restructuring and Other Special Charges

	Three Months Ended June 30,
	2021	2020	Change
Restructuring and other charges	$9.6	$6.4	50.0%
During the three months ended June 30, 2021, the Company recorded net restructuring and other charges of $9.6: $6.0 within Dx and $3.6 within DD. The charges were comprised of $6.1 related to severance and other personnel costs and $3.5 in facility closures, lease terminations, and general integration activities. The charges were adjusted by an increase of $0.1 of previously established severance liabilities and the reversal of previously established liability of $0.1 in unused facility-related costs.
During the three months ended June 30, 2020, the Company recorded net restructuring and other special charges of $6.4: $3.7 within Dx and $2.7 within DD. The charges were comprised of $5.4 related to severance and other personnel costs, $3.3 for a DD lab facility and equipment impairment, and $4.2 in facility closures, impairment of operating lease right-of-use assets, and general integration initiatives. The charges were offset by the reversal of previously established reserves of $1.1 and $5.5 in unused severance and facility-related costs, respectively.
Interest Expense

	Three Months Ended June 30,
	2021	2020	Change
Interest expense	$(78.3)	$(52.7)	48.6%
The increase in interest expense for the three months ended June 30, 2021, as compared with the corresponding period in 2020, is primarily due to the costs of redeeming the 3.20% and 3.75% notes and issuing the new senior notes, partially offset by lower debt.

Equity Method Income

INDEX

	Three Months Ended June 30,
	2021	2020	Change
Equity method income, net	$8.0	$1.8	344.4%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The increase in income for the three months ended June 30, 2021, as compared with the corresponding period in 2020, was primarily due to the write off or write down of certain of the Company's investments in 2020 primarily due to the negative impact of the COVID-19 global pandemic and increased profitability of the Company's joint ventures in 2021.
Other, net

	Three Months Ended June 30,
	2021	2020	Change
Other, net	$14.1	$47.7	(70.4)%
 The change in other, net for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, is primarily due to the $55.9 of funding from the Public Health and Social Services Emergency Fund for provider relief that was appropriated by Congress to the U.S. Department of Health and Human Services (HHS) in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act Provider Relief Funds) in the second quarter of 2020. The Company returned these funds to the government in the fourth quarter of 2020. This funding in 2020 was partially offset by the $5.2 write off or write down of certain of the Company's investments due to the negative impact of the COVID-19 global pandemic in 2020. During the three months ended June 30, 2021, the Company recorded investment gains of $22.1 which were partially offset by a loss on of a business of $5.0. In addition, foreign currency transaction losses of $1.7 were recognized for the three months ended June 30, 2021, and losses of $1.7 were recognized in the corresponding period of 2020.
Income Tax Expense

	Three Months Ended June 30,
	2021	2020	Change
Income tax expense	$182.6	$65.4	179.2%
Income tax expense as a % of earnings before income taxes	28.1%	22.0%
The 2021 tax rate was unfavorable to the 2020 tax rate due primarily to the 2021 revaluation of the United Kingdom net deferred tax liabilities reflecting a 25% effective tax rate as of 2023.
Operating Income by Segment

	Three Months Ended June 30,
	2021	2020	Change
Dx operating income	$603.6	$281.3	114.6%
Dx operating margin	25.5%	16.5%	9.0%
DD operating income	147.3	65.5	124.9%
DD operating margin	9.9%	6.0%	3.9%
General corporate expenses	(46.8)	(49.1)	(4.7)%
Total operating income	$704.1	$297.7	136.5%
Dx operating income was $603.6 for the three months ended June 30, 2021, an increase of $322.3 over operating income of $281.3 in the corresponding period of 2020, and Dx operating margin increased 900 basis points year-over-year. The increase was primarily due to the organic Base Business growth and LaunchPad savings, partially offset by higher personnel costs. The Company remains on track to deliver approximately $200.0 of net savings from its three-year Dx LaunchPad initiative by the end of 2021.
DD operating income was $147.3 for the three months ended June 30, 2021, an increase of $81.8 over operating income of $65.5 in the corresponding period of 2020. The increase was primarily due to organic Base Business growth and LaunchPad savings, partially offset by higher personnel costs. The Company continues to invest in technology and processes to drive profitable growth in DD.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $46.8 for the three months ended June 30, 2021, a decrease of $2.3 over corporate expenses of $49.1 in the corresponding period of 2020, primarily due to higher executive transition costs in 2020.

Six months ended June 30, 2021, compared with six months ended June 30, 2020

INDEX

Revenues

	Six Months Ended June 30,
	2021	2020	Change
Dx	$5,123.3	$3,394.7	50.9%
DD	2,933.4	2,237.5	31.1%
Intercompany eliminations and other	(54.5)	(39.6)	37.6%
Total	$8,002.2	$5,592.6	43.1%
The increase in revenues for the six months ended June 30, 2021, as compared with the corresponding period in 2020 was 43.1%. The increase in revenues was due to organic growth of 40.3%, acquisitions of 1.1%, and favorable foreign currency translation of 1.7%. The 40.3% increase in organic revenue includes a 23.8% increase in the Company's organic Base Business and a 16.6% contribution from COVID-19 Testing.
Dx revenues for the first half of the year were $5,123.3, an increase of 50.9% compared to revenues of $3,394.7 during the six months ended June 30, 2020. The increase in revenues was primarily due to organic growth of 49.3%, acquisitions of 1.0%, and favorable foreign currency translation of 0.6%. The 49.3% in organic revenue was due to a 27.3% contribution from COVID-19 Testing and a 21.9% increase in the Base Business.
Total volume, measured by requisitions, increased by 32.9% as organic volume increased by 32.2% and acquisition volume contributed 0.8%. COVID-19 Testing contributed 14.8% to organic volume growth. Price/mix increased by 18.0% due to COVID-19 Testing of 12.5%, organic Base Business of 4.6%, favorable foreign currency translation of 0.6% and acquisitions of 0.2%.
DD revenues for the six months ended June 30, 2021 were $2,933.4, an increase of 31.1% over revenues of $2,237.5 during the six months ended June 30, 2020. The increase in revenues was primarily due to organic Base Business growth of 25.8%, acquisitions of 1.1%, favorable foreign currency translation of 3.3%, and COVID-19 Testing performed through its Central Laboratories business of 1.0%. Drug Development's Base Business benefited from broad-based demand, including COVID-19 vaccine and therapeutic work.
Cost of Revenues

	Six Months Ended June 30,
	2021	2020	Change
Cost of revenues	$5,138.4	$4,104.1	25.2%
Cost of revenues as a % of revenues	64.2%	73.4%
Cost of revenues increased 25.2% during the six months ended June 30, 2021, as compared with the corresponding period in 2020. Cost of revenues as a percentage of revenues during the six months ended June 30, 2021, decreased to 64.2% as compared to 73.4% in the corresponding period in 2020. This decrease was primarily due to the impact of COVID-19 Testing, organic Base Business growth, and acquisitions, partially offset by higher personnel costs.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	Change
Selling, general and administrative expenses	$888.5	$791.8	12.2%
Selling, general and administrative expenses as a % of revenues	11.1%	14.2%
During the six months ended June 30, 2021, the Company incurred $12.2 of acquisition and divestiture related costs, $5.8 in COVID-related costs and $2.8 in management transition costs. In addition, the Company recorded $2.8 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $13.3 related to miscellaneous other items. These items increased selling, general and administrative expenses by $36.9.
During the six months ended June 30, 2020, the Company incurred $13.0 in acquisition and divestiture costs, $3.7 in COVID-related costs, and $10.6 in management transition costs. In addition, the Company recorded $1.1 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $1.2 related to miscellaneous other items. These charges were offset by insurance proceeds of $10.0 related to the 2018 ransomware attack. These items increased selling, general and administrative expenses by $19.6.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 10.6% and 13.8% during the six months ended June 30, 2021, and 2020, respectively, primarily due to leveraging the Company's infrastructure on higher revenue.

INDEX

Goodwill and Other Asset Impairments

	Six Months Ended June 30,
	2021	2020	Change
Goodwill and other asset impairments	$—	$437.4	100.0%
During the six months ended June 30, 2020, the Company recorded goodwill and other asset impairment charges of $437.4, $426.4 within DD and $11.0 within Dx, representing 3.9% of the Company's total goodwill and intangible assets. The Company concluded that the fair value was less than carrying value for certain of its reporting units and recorded goodwill impairment of $418.7 in DD and $3.7 in Dx. The Company also recorded a charge of $2.7 for the impairment of a DD tradename, $7.3 for Dx software and $5.0 for the impairment of the DD floating rate secured note receivable due in 2022. There were no goodwill and other asset impairments for the six months ended June 30, 2021.
Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2021	2020	Change
Dx	$56.5	$51.4	9.9%
DD	128.0	71.0	80.2%
Total amortization of intangibles and other assets	$184.5	$122.4	50.7%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after June 30, 2020, and $57.2 of accelerated amortization related to the Covance trade name as a result of a rebranding initiative, partially offset by lower amortization due to the impairment of intangible assets in 2020.
Restructuring and Other Special Charges

	Six Months Ended June 30,
	2021	2020	Change
Restructuring and other charges	$28.8	$31.8	(9.4)%
During the six months ended June 30, 2021, the Company recorded net restructuring and other charges of $28.8: $13.5 within Dx and $15.3 within DD. The charges were comprised of $10.2 related to severance and other personnel costs and $18.7 in facility closures, lease terminations, and general integration activities. The charges were adjusted by an increase of $0.1 of previously established severance liabilities and the reversal of previously established liability of $0.2 in unused facility-related costs.
During the six months ended June 30, 2020, the Company recorded net restructuring and other special charges of $31.8: $11.8 within Dx and $20.0 within DD. The charges were comprised of $10.5 related to severance and other personnel costs, $8.0 for a DD lab facility impairment, and $20.0 in costs associated with facility closures, impairment of operating lease right-of-use assets, and general integration initiatives. The charges were offset by the reversal of previously established liability of $1.0 and $5.7 in unused severance costs and facility-related costs, respectively.
Interest Expense

	Six Months Ended June 30,
	2021	2020	Change
Interest expense	$(126.8)	$(107.7)	17.7%
The increase in interest expense for the six months ended June 30, 2021, as compared with the corresponding period in 2020, is primarily due to the costs of redeeming the 3.20% and 3.75% notes and issuing the new senior notes, partially offset by lower debt.
Equity Method Income

	Six Months Ended June 30,
	2021	2020	Change
Equity method income, net	$12.5	$(4.8)	(360.4)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The increase in income for the six months ended June 30, 2021, as compared with the corresponding period in 2020, was primarily due to the write off or write down of certain of the Company's investments in 2020 primarily due to the negative impact of the COVID-19 global pandemic and increased profitability of the Company's joint ventures in 2021.

INDEX

Other, net

	Six Months Ended June 30,
	2021	2020	Change
Other, net	$19.6	$31.6	(38.0)%
 The change in other, net for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, is $55.9 of funding from the Public Health and Social Services Emergency Fund for provider relief that was appropriated by Congress to the HHS in the CARES Act Provider Relief Funds in the second quarter of 2020. The Company returned these funds to the government in the fourth quarter of 2020. This funding in 2020 was partially offset by the $18.3 write off or write down of certain of the Company's investments due to the negative impact of the COVID-19 global pandemic in 2020. During the six months ended June 30, 2021, the Company recorded investment gains of $30.5 which were partially offset by a loss on sale of a business of $5.0. In addition, foreign currency transaction losses of $2.8 were recognized for the six months ended June 30, 2021, and losses of $4.5 were recognized in the corresponding period of 2020.
Income Tax Expense

	Six Months Ended June 30,
	2021	2020	Change
Income tax expense	$434.3	$114.6	279.0%
Income tax expense as a % of earnings before income taxes	26.0%	391.1%
The 2021 tax rate was favorable to the 2020 tax rate due primarily to the 2020 impairment charges which were either not deductible or the associated tax assets required a full valuation allowance partially offset by the 2021 revaluation of the United Kingdom net deferred tax liabilities reflecting a 25% effective tax rate as of 2023.
Operating Income by Segment

	Six Months Ended June 30,
	2021	2020	Change
Dx operating income	$1,552.7	$486.7	$1,066.0
Dx operating margin	30.3%	14.3%	16.0%
DD operating income (loss)	303.7	(273.2)	576.9
DD operating margin	10.4%	(12.2)%	22.6%
General corporate expenses	(94.4)	(108.4)	14.0
Total operating income (loss)	$1,762.0	$105.1	$1,656.9
Dx operating income was $1,552.7 for the six months ended June 30, 2021, an increase of $1,066.0 over operating income of $486.7 in the corresponding period of 2020, and Dx operating margin increased 1600 basis points year-over-year. The increase was primarily due to the increase in COVID-19 Testing, organic Base Business growth and LaunchPad savings, partially offset by higher personnel costs. The Company remains on track to deliver approximately $200.0 of net savings from its three-year Dx LaunchPad initiative by the end of 2021.
DD operating income was $303.7 for the six months ended June 30, 2021, an increase of $576.9 over operating loss of $273.2 in the corresponding period of 2020. The increase was primarily due to goodwill and other asset impairments in 2020 and in 2021 organic Base Business growth, COVID-19 Testing, and LaunchPad savings, partially offset by higher personnel costs. The Company continues to develop and execute new LaunchPad programs to support profitable growth in DD.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $94.5 for the six months ended June 30, 2021, a decrease of $13.9 over corporate expenses of $108.4 in the corresponding period of 2020, primarily due to higher executive transition costs in 2020.
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

INDEX

In summary, the Company's cash flows were as follows for the six months ended June 30, 2021, and 2020, respectively:

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$1,644.8	$574.5
Net cash used for investing activities	(222.8)	(230.0)
Net cash used for financing activities	(775.5)	(119.7)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(5.3)
Net increase in cash and cash equivalents	$642.4	$219.5
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2021, and 2020, totaled $1,963.2 and $557.0, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the six months ended June 30, 2021, the Company's operations provided $1,644.8 of cash as compared to $574.5 during the same period in 2020. The $1,070.3 increase in cash provided from operations in 2021 as compared with the corresponding 2020 period is primarily due to higher cash earnings and a decrease in working capital.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2021, was $222.8 as compared to net cash used for investing activities of $230.0 for the six months ended June 30, 2020. The change in cash used for investing activities was primarily due to lower capital expenditures and higher proceeds from the sale of assets partially offset by an increase in business acquisitions during the six months ended June 30, 2021. Capital expenditures were $192.6 and $205.1 for the six months ended June 30, 2021, and 2020, respectively.
The Company continues to evaluate a robust pipeline of acquisitions and anticipates an acceleration of acquisitions in the second half of 2021.
Financing Activities
Net cash used by financing activities for the six months ended June 30, 2021, was $775.5 compared to cash used for financing activities of $119.7 for the six months ended June 30, 2020. The change in cash flows from financing activities for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, were primarily due to the repayment of the 2019 Term Loan in February 2021 and an increase of $268.5 in share repurchases.
On May 26, 2021, the Company issued new senior notes representing $1,000.0 in debt securities and consisting of $500.0 aggregate principal amount of 1.55% senior notes due 2026 and $500.0 aggregate principal amount of 2.70% senior notes due 2031. Interest on these notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. Net proceeds from the offering of these notes were $989.4 after deducting underwriting discounts and other expenses of the offering. The net proceeds were used to redeem, prior to maturity, the Company's outstanding 3.20% senior notes due February 1, 2022 and 3.75% senior notes due August 23, 2022.
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%. These instruments are designated as hedges against changes in the fair value of a portion of the Company's long-term debt. The aggregate fair value of $9.5 at June 30, 2021, was included as a component of other long-term assets and added to the reported value of the senior notes.
On April 30, 2021, the Company amended and restated its revolving credit facility. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.100% to 0.225%, depending on the Company’s debt ratings. Borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company’s election, either (x) a LIBOR rate plus a margin ranging from 0.775% to 1.275% or (y) a base rate plus a margin ranging from 0% to 0.275%, in each case, depending on the Company’s debt ratings.
Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at June 30, 2021,

INDEX

and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
At June 30, 2021, the Company had $1,963.2 of cash and $1,000.0 of available borrowings under its revolving credit facility, which does not mature until 2026.
For the six months ended June 30, 2021, the Company repurchased $368.5 of the Company's common stock and had outstanding authorization from the board of directors to purchase up to $431.5 more of the Company's common stock with no expiration date. The Company expects to accelerate share repurchases in the second half of 2021.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and from Standard and Poor’s (S&P) contribute to its ability to access capital markets. The Company’s expectation is that it will seek to maintain an investment grade debt rating regardless of what, if anything, results from the Company’s current review of its structure and capital allocation strategy.

Contractual Cash Obligations
	Payments Due by Period
	Total	Short-term	Long-term
Operating lease obligations	$835.2	$190.0	$645.2
Contingent future licensing payments (a)	19.8	3.8	16.0
Purchase obligations	62.9	39.2	23.7
Finance lease obligations	98.0	10.8	87.2
Scheduled interest payments on Senior Notes (b)	1,753.3	90.5	1,662.8
Long-term debt (c)	5,457.3	1.8	5,455.5
Total contractual cash obligations (d) (e)	$8,226.5	$336.1	$7,890.4

(a)Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and the achievement of specified revenue milestones.
(b)Interest payments due by period for the Company's debt subject to variable interest rates are calculated based on rates in place as of June 30, 2021.
(c)Excludes amount of debt issuance costs and fair value of swap included in the long-term debt balance.
(d)The table does not include obligations under the Company’s pension and postretirement benefit plans.
(e)The table does not include the Company’s reserve for unrecognized tax benefits.

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
Foreign Currency Exchange Rates
Approximately 15.3% of the Company's revenues for the six months ended June 30, 2021, and approximately 12.0% of the Company's revenue for the six months ended June 30, 2020, were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the second quarter of 2021 and the year ended December 31, 2020, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the six months ended June 30, 2021, by approximately $2.3. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(23.0) and $(80.5) at June 30, 2021 and 2020, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.

INDEX

The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2021, the Company had 31 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through July 2021 with a notional value totaling approximately $683.9. At December 31, 2020, the Company had 31 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2021 with a notional value totaling approximately $601.2.
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
Borrowings under the Company's term loan credit facility, now repaid, and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of June 30, 2021, and December 31, 2020, the Company had $0.0 and $375.0, respectively, of unhedged variable debt from the 2019 term loan credit facility and $0.0 and $0.0, respectively, outstanding on its revolving credit facility.
To hedge against changes in the fair value portion of the Company's long-term debt, the Company is party to fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 (Commitments and Contingencies) to the Company’s condensed consolidated financial statements, above, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended June 30, 2021, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 - April 30	—	$—	—	$—
May 1 - May 31	0.5	273.59	0.5	587.1
June 1 - June 30	0.6	263.68	0.6	431.5
	1.1	$268.36	1.1	$431.5
As of June 30, 2021, the Company had outstanding authorization from the board of directors to purchase up to $431.5 of the Company's common stock. The repurchase authorization has no expiration date.

INDEX

Item 5. Other Information
None.
Item 6. Exhibits

(a)	Exhibits
4.1
Fifteenth Supplemental Indenture, dated as of May 26, 2021, between the Company and U.S. Bank National Association, as trustee, including the form of the 2026 Notes (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 26, 2021).

4.2
Sixteenth Supplemental Indenture, dated as of May 26, 2021, between the Company and U.S. Bank National Association, as trustee, including the form of the 2031 Notes (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 26, 2021).

10.1
Third Amended and Restated Credit Agreement, dated as of April 30, 2021, amount the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2021).

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

August 5, 2021