Form 10-Q
period 2021-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2021-11-02
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer's common stock is 95.7 million shares as of November 1, 2021.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,036.5	$1,320.8
Accounts receivable, net	2,335.4	2,479.8
Unbilled services	719.6	536.8
Supplies inventory	410.7	423.2
Prepaid expenses and other	518.3	364.8
Total current assets	6,020.5	5,125.4
Property, plant and equipment, net	2,692.2	2,729.6
Goodwill, net	7,906.8	7,751.5
Intangible assets, net	3,755.1	3,961.1
Joint venture partnerships and equity method investments	62.1	73.5
Deferred income taxes	23.8	20.6
Other assets, net	406.0	410.0
Total assets	$20,866.5	$20,071.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$669.4	$638.9
Accrued expenses and other	1,423.8	1,357.7
Unearned revenue	593.9	506.5
Short-term operating lease liabilities	189.1	192.0
Short-term finance lease liabilities	10.6	6.7
Short-term borrowings and current portion of long-term debt	1.6	376.7
Total current liabilities	2,888.4	3,078.5
Long-term debt, less current portion	5,417.2	5,419.0
Operating lease liabilities	631.0	677.6
Financing lease liabilities	86.0	84.4
Deferred income taxes and other tax liabilities	804.8	905.4
Other liabilities	494.0	526.4
Total liabilities	10,321.4	10,691.3
Commitments and contingent liabilities
Noncontrolling interest	20.6	20.7
Shareholders’ equity:
Common stock, 95.8 and 97.5 shares outstanding at September 30, 2021, and December 31, 2020, respectively	8.8	9.0
Additional paid-in capital	—	110.3
Retained earnings	10,786.6	9,402.3
Accumulated other comprehensive loss	(270.9)	(161.9)
Total shareholders’ equity	10,524.5	9,359.7
Total liabilities and shareholders’ equity	$20,866.5	$20,071.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$4,062.6	$3,896.1	$12,064.8	$9,488.7
Cost of revenues	2,677.1	2,336.7	7,815.5	6,440.8
Gross profit	1,385.5	1,559.4	4,249.3	3,047.9
Selling, general and administrative expenses	519.9	419.5	1,408.4	1,211.3
Amortization of intangibles and other assets	92.2	62.2	276.7	184.6
Goodwill and other asset impairments	—	23.5	—	460.9
Restructuring and other charges	6.5	7.1	35.3	38.9
Operating income	766.9	1,047.1	2,528.9	1,152.2
Other income (expense):
Interest expense	(42.2)	(51.4)	(169.0)	(159.1)
Equity method income (loss), net	8.4	3.0	20.9	(1.8)
Investment income	3.2	2.6	8.3	7.7
Other, net	31.9	(54.2)	51.5	(22.6)
Earnings before income taxes	768.2	947.1	2,440.6	976.4
Provision for income taxes	180.4	243.4	614.7	358.0
Net earnings	587.8	703.7	1,825.9	618.4
Less: Net earnings attributable to the noncontrolling interest	(0.5)	(0.3)	(1.6)	(0.6)
Net earnings attributable to Laboratory Corporation of America Holdings	$587.3	$703.4	$1,824.3	$617.8

Basic earnings per common share	$6.10	$7.22	$18.79	$6.35
Diluted earnings per common share	$6.05	$7.17	$18.63	$6.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$587.8	$703.7	$1,825.9	$618.4
Foreign currency translation adjustments	(91.6)	132.9	(114.6)	52.4
Net benefit plan adjustments	2.6	2.1	7.7	7.5
Other comprehensive earnings before tax	(89.0)	135.0	(106.9)	59.9
Provision (benefit) for income tax related to items of comprehensive earnings	(0.7)	(0.6)	(2.1)	(2.1)
Other comprehensive earnings (loss), net of tax	(89.7)	134.4	(109.0)	57.8
Comprehensive earnings	498.1	838.1	1,716.9	676.2
Less: Net earnings attributable to the noncontrolling interest	(0.5)	(0.3)	(1.6)	(0.6)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$497.6	$837.8	$1,715.3	$675.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2019	$9.0	$26.8	$7,903.6	$(372.4)	$7,567.0
Adoption of credit loss accounting standard	—	—	(7.0)	—	(7.0)
Net loss attributable to Laboratory Corporation of America Holdings	—	—	(317.2)	—	(317.2)
Other comprehensive earnings (loss), net of tax	—	—	—	(145.5)	(145.5)
Issuance of common stock under employee stock plans	—	26.9	—	—	26.9
Net share settlement tax payments from issuance of stock to employees	—	(22.0)	—	—	(22.0)
Stock compensation	—	17.9	—	—	17.9
Purchase of common stock	—	(49.6)	(50.4)	—	(100.0)
BALANCE AT MARCH 31, 2020	$9.0	$—	$7,529.0	$(517.9)	$7,020.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	231.6	—	231.6
Other comprehensive earnings (loss), net of tax	—	—	—	68.9	68.9
Issuance of common stock under employee stock plans	—	1.8	—	—	1.8
Net share settlement tax payments from issuance of stock to employees	—	(9.5)	—	—	(9.5)
Stock compensation	—	39.8	—	—	39.8
BALANCE AT JUNE 30, 2020	$9.0	$32.1	$7,760.6	$(449.0)	$7,352.7
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	703.4	—	703.4
Other comprehensive earnings (loss), net of tax	—	—	—	134.4	134.4
Issuance of common stock under employee stock plans	—	21.9	—	—	21.9
Net share settlement tax payments from issuance of stock to employees	—	(0.5)	—	—	(0.5)
Stock compensation	—	27.2	—	—	27.2
BALANCE AT SEPTEMBER 30, 2020	$9.0	$80.7	$8,464.0	$(314.6)	$8,239.1

BALANCE AT DECEMBER 31, 2020	$9.0	$110.3	$9,402.3	$(161.9)	$9,359.7
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	769.6	—	769.6
Other comprehensive earnings (loss), net of tax	—	—	—	(64.6)	(64.6)
Issuance of common stock under employee stock plans	—	24.7	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	(28.1)	—	—	(28.1)
Stock compensation	—	28.7	—	—	28.7
Purchase of common stock	—	(68.5)	—	—	(68.5)
BALANCE AT MARCH 31, 2021	$9.0	$67.1	$10,171.9	$(226.5)	$10,021.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	467.4	—	467.4
Other comprehensive earnings (loss), net of tax	—	—	—	45.3	45.3
Issuance of common stock under employee stock plans	—	1.9	—	—	1.9
Net share settlement tax payments from issuance of stock to employees	—	(14.9)	—	—	(14.9)
Stock compensation	—	23.9	—	—	23.9
Purchase of common stock	(0.1)	(78.0)	(221.9)	—	(300.0)
BALANCE AT JUNE 30, 2021	$8.9	$—	$10,417.4	$(181.2)	$10,245.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	587.3	—	587.3
Other comprehensive earnings (loss), net of tax	—	—	—	(89.7)	(89.7)
Issuance of common stock under employee stock plans	—	24.2	—	—	24.2
Net share settlement tax payments from issuance of stock to employees	—	(1.4)	—	—	(1.4)
Stock compensation	—	59.0	—	—	59.0
Purchase of common stock	(0.1)	(81.8)	(218.1)	—	(300.0)
BALANCE AT SEPTEMBER 30, 2021	$8.8	$—	$10,786.6	$(270.9)	$10,524.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,825.9	$618.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	557.1	440.8
Stock compensation	111.6	84.9
Operating lease right-of-use asset expense	145.3	150.7
Goodwill and other asset impairments	—	460.9
Deferred income taxes	(102.0)	(48.5)
Other	(41.0)	55.2
Change in assets and liabilities (net of effects of acquisitions and divestitures):
(Increase) decrease in accounts receivable	135.6	(546.9)
Increase in unbilled services	(185.9)	(117.8)
Increase in supplies inventory	(6.5)	(147.5)
(Increase) decrease in prepaid expenses and other	(72.4)	26.1
Increase in accounts payable	34.6	17.3
Increase in unearned revenue	83.8	44.1
Increase (decrease) in accrued expenses and other	(74.0)	323.0
Net cash provided by operating activities	2,412.1	1,360.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(310.4)	(282.3)
Proceeds from sale of assets	3.5	1.1
Proceeds from sale of business	12.4	—
Proceeds from sale or distribution of investments	10.4	1.0
Proceeds from exit from swaps	—	3.1
Investments in equity affiliates	(20.0)	(29.3)
Acquisition of businesses, net of cash acquired	(326.0)	(208.8)
Net cash used for investing activities	(630.1)	(515.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	1,000.0	—
Payments on senior notes	(1,000.0)	(412.2)
Payments on term loan	(375.0)	—
Proceeds from revolving credit facilities	—	151.7
Payments on revolving credit facilities	—	(151.7)
Net share settlement tax payments from issuance of stock to employees	(44.4)	(32.0)
Net proceeds from issuance of stock to employees	50.8	50.6
Purchase of common stock	(668.5)	(100.0)
Other	(20.1)	(22.8)
Net cash used for financing activities	(1,057.2)	(516.4)
Effect of exchange rate changes on cash and cash equivalents	(9.1)	0.6
Net increase in cash and cash equivalents	715.7	329.7
Cash and cash equivalents at beginning of period	1,320.8	337.5
Cash and cash equivalents at end of period	$2,036.5	$667.2

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
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD). For further financial information about these segments, see Note 14 Business Segment Information to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2021, Dx and DD contributed approximately 64% and 36% respectively, of revenues to the Company. During the nine months ended September 30, 2021, Dx and DD contributed approximately 64% and 36% respectively, of revenues to the Company.
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20.0% and no representation on the investee's board of directors) are accounted for at fair value, or at cost minus impairment adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer for those investments that do not have readily determinable fair values. All significant inter-company transactions and accounts have been eliminated. The Company does not have any significant variable interest entities or special purpose entities whose financial results are not included in the condensed consolidated financial statements.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
2.      REVENUES
The Company's revenues by segment and by payers/customer groups for the three and nine months ended September 30, 2021, and 2020, were as follows:

	For the Three Months Ended September 30, 2021				For the Three Months Ended September 30, 2020
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	17%	—%	—%	17%	22%	—%	—%	22%
Patients	6%	—%	—%	6%	5%	—%	—%	5%
Medicare and Medicaid	6%	—%	—%	6%	7%	—%	—%	7%
Third-party	35%	—%	—%	35%	34%	—%	—%	34%
Total Dx revenues by payer	64%	—%	—%	64%	68%	—%	—%	68%

DD
Biopharmaceutical and medical device companies	22%	10%	4%	36%	16%	10%	6%	32%

Total revenues	86%	10%	4%	100%	84%	10%	6%	100%

	For the Nine Months Ended September 30, 2021				For the Nine Months Ended September 30, 2020
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	18%	—%	—%	18%	20%	—%	—%	20%
Patients	6%	—%	—%	6%	6%	—%	—%	6%
Medicare and Medicaid	6%	—%	—%	6%	7%	—%	—%	7%
Third-party	34%	—%	—%	34%	30%	—%	—%	30%
Total Dx revenues by payer	64%	—%	—%	64%	63%	—%	—%	63%

DD
Biopharmaceutical and medical device companies	22%	10%	4%	36%	18%	12%	7%	37%

Total revenues	86%	10%	4%	100%	81%	12%	7%	100%
Revenues in the U.S. were $3,352.7 (82.5%) and $3,198.8 (82.1%) for the three months ended September 30, 2021, and 2020, respectively, and for the nine months ended September 30, 2021, and 2020, were $9,926.7 (82.3%) and $7,505.9 (79.1%), respectively.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	September 30, 2021	December 31, 2020
Sales commission assets	$36.6	$32.6
Deferred contract fulfillment costs	14.3	12.6
Total	$50.9	$45.2
Amortization related to sales commission assets and associated payroll taxes for the three months ended September 30, 2021, and 2020, was $7.1 and $6.0, respectively and for the nine months ended September 30, 2021, and 2020, was $20.4 and $16.8, respectively. Amortization related to deferred contract fulfillment costs for the three months ended September 30, 2021, and 2020, was $3.5 and $2.3, respectively, and was $10.0 and $7.6, respectively, for the nine months ended September 30, 2021, and 2020.
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

	September 30, 2021	December 31, 2020
Receivables, which are included in accounts receivable	$1,098.6	$1,001.5
Unbilled services	730.2	548.1
Unearned revenue	574.3	492.2
Revenues recognized during the period, that were included in the unearned revenue balance at the beginning of the period were $267.6 and $237.2 for the nine months ended September 30, 2021, and 2020, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the nine months ended September 30, 2021 is as follows:

	For the Nine Months Ended September 30, 2021
	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2020	$22.1	$11.3	$5.7	$39.1
Plus, credit loss expense	0.7	—	—	0.7
Less, write offs	4.5	0.1	—	4.6
Balance as of September 30, 2021	$18.3	$11.2	$5.7	$35.2
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within DD. The amount of existing performance obligations under such long-term contracts unsatisfied as of September 30, 2021, was $5,412.8. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from 1 to 8 years.
Within DD, revenues of $10.1 and $31.1 were recognized during the three months ended September 30, 2021 and 2020, respectively, and revenues of $38.9 and $44.8 were recognized during the nine months ended September 30, 2021 and 2020, respectively, from performance obligations that were satisfied in previous periods. This revenue primarily relates to adjustments related to changes in scope in full service clinical studies, and to a lesser extent, changes in estimates.
3.     BUSINESS ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2021, the Company acquired several businesses and related assets for approximately $326.0 in cash within Dx. The purchase considerations for these acquisitions in the nine months ended September 30, 2021, have been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $142.5 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $219.2. The amortization periods for intangible assets acquired from these businesses range from 5

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
to 15 years for customer relationships, non-compete agreements, technology and trade names. These acquisitions were made primarily to expand the Company's services for hospitals and health system laboratories and acquire testing technology. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired business' workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. In addition, during the nine months ended September 30, 2021, the Company sold certain assets within DD with proceeds of $12.4 and a loss of $6.1 recorded in Other, net on the Condensed Consolidated Statement of Operations.
The purchase price allocation for several third quarter transactions are still preliminary and subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to intangible assets, goodwill, and the impact of finalizing deferred taxes. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. Any adjustments will be recorded in the period in which they are identified.
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2021			2020			2021			2020
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$587.3	96.3	$6.10	$703.4	97.4	$7.22	$1,824.3	97.1	$18.79	$617.8	97.3	$6.35
Dilutive effect of employee stock options and awards	—	0.8		—	0.7		—	0.8		—	0.6
Net earnings including impact of dilutive adjustments	$587.3	97.1	$6.05	$703.4	98.1	$7.17	$1,824.3	97.9	$18.63	$617.8	97.9	$6.31
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock options and awards	—	0.2	0.1	0.4
5.      RESTRUCTURING AND OTHER CHARGES
During the three months ended September 30, 2021, the Company recorded net restructuring and other charges of $6.5: $3.3 within Dx and $3.2 within DD. The charges were comprised of $3.3 related to severance and other personnel costs and $3.7 in facility closures, lease terminations, and general integration activities. The charges were offset by the reversal of previously established liabilities of $0.5 in unused facility-related costs.
During the nine months ended September 30, 2021, the Company recorded net restructuring and other charges of $35.3: $16.8 within Dx and $18.5 within DD. The charges were comprised of $13.6 related to severance and other personnel costs and $22.4 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of previously established liabilities of $0.7 in unused facility-related costs.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
During the three months ended September 30, 2020, the Company recorded net restructuring and other special charges of $7.1: $1.6 within Dx and $5.5 within DD. The charges were comprised of $2.3 related to severance and other personnel costs, $3.0 for a DD lab facility and equipment impairment, and $4.0 in facility closures, impairment of operating lease right-of-use assets, and general integration initiatives. The charges were offset by the reversal of previously established liabilities of $0.1 and $2.1 in unused severance and facility-related costs, respectively.
During the nine months ended September 30, 2020, the Company recorded net restructuring and other charges of $38.9: $13.4 within Dx and $25.5 within DD. The charges were comprised of $12.8 related to severance and other personnel costs, $11.0 for a DD lab facility impairment and equipment impairments, and $24.0 in costs associated with facility closures, impairment of operating lease right-of-use assets, and general integration initiatives. The charges were offset by the reversal of previously established liabilities of $1.1 and $7.8 in unused severance costs and facility-related costs, respectively.
The following represents the Company’s restructuring reserve activities for the period indicated:

	Dx		DD
	Severance and Other Employee Costs	Facility Costs	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2020	$0.3	$0.4	$2.4	$4.7	$7.8
Restructuring charges	6.4	10.4	7.2	12.0	36.0
Adjustments to prior restructuring accruals	—	—	(0.1)	(0.6)	(0.7)
Cash payments and other adjustments	(5.7)	(10.4)	(5.0)	(12.6)	(33.7)
Balance as of September 30, 2021	$1.0	$0.4	$4.5	$3.5	$9.4
Current					$7.8
Non-current					1.6
					$9.4
6.      GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021, are as follows:

	Dx	DD	Total
Balance as of December 31, 2020	$3,800.2	$3,951.3	$7,751.5
Goodwill acquired during the period	219.2	—	219.2
Foreign currency impact and other adjustments to goodwill	3.8	(67.7)	(63.9)
Balance as of September 30, 2021	$4,023.2	$3,883.6	$7,906.8
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
During the three months ended September 30, 2020, the Company also recorded goodwill and other asset impairment charges of $10.1 and $17.7 for customer relationships and technology intangible assets, respectively, due to the loss of a contract from a DD prior acquisition. The Company reversed the $5.0 charge for the estimated loss related to the DD floating rate secured note receivable due 2022. The Company also recorded an impairment for a note receivable related to an Dx investment of $0.7 during the three months ended September 30, 2020.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The components of identifiable intangible assets are as follows:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,613.1	$(1,648.5)	$2,964.6	$4,643.3	$(1,534.9)	$3,108.4
Patents, licenses and technology	489.5	(267.8)	221.7	434.7	(252.6)	182.1
Non-compete agreements	114.7	(79.4)	35.3	109.6	(70.7)	38.9
Trade name	403.5	(364.9)	38.6	401.8	(263.9)	137.9
Land use right	10.8	(7.8)	3.0	10.9	(6.9)	4.0
Canadian licenses	491.9	—	491.9	489.8	—	489.8
	$6,123.5	$(2,368.4)	$3,755.1	$6,090.1	$(2,129.0)	$3,961.1
Amortization of intangible assets for the three and nine months ended September 30, 2021, and 2020, was $92.2 and $62.2 and $276.7 and $184.6, respectively. During the fourth quarter of 2020, as part of a rebranding initiative, the Company reduced the estimated useful life of its trade name assets to reflect their anticipated use through December 2021. This change in estimated useful life resulted in accelerated amortization of $30.2 and $87.4, respectively, during the three and nine months ended September 30, 2021. Amortization expense for the net carrying amount of intangible assets is estimated to be $86.9 for the remainder of fiscal 2021, $221.0 in fiscal 2022, $218.0 in fiscal 2023, $213.4 in fiscal 2024, $201.2 in fiscal 2025, and $2,144.3 thereafter.
7.  DEBT
Short-term borrowings and the current portion of long-term debt at September 30, 2021, and December 31, 2020, consisted of the following:

	September 30, 2021	December 31, 2020
2019 Term Loan	$—	$375.0
Debt issuance costs	—	(0.4)
Current portion of note payable	1.6	2.1
Total short-term borrowings and current portion of long-term debt	$1.6	$376.7
Long-term debt at September 30, 2021, and December 31, 2020, consisted of the following:

	September 30, 2021	December 31, 2020
3.20% senior notes due 2022	$—	$500.0
3.75% senior notes due 2022	—	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
2.30% senior notes due 2024	400.0	400.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	—
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	504.0	—
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(42.0)	(37.1)
Note payable	5.2	6.1
Total long-term debt	$5,417.2	$5,419.0
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706% to hedge against changes in the fair value of a portion of the Company's long-term debt. These interest rate swaps are included in other long-term assets and added to the value of the senior notes with an aggregate fair value of $4.0 at September 30, 2021.
Credit Facilities
On June 3, 2019, the Company entered into an $850.0 term loan (the 2019 Term Loan) with a scheduled maturity date of June 3, 2021. The Company paid off the 2019 Term Loan balance during the first quarter of 2021.
The Company also maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.100% to 0.225%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company's current revolving credit facility as of September 30, 2021 and December 31, 2020. As of September 30, 2021, the effective interest rate on the revolving credit facility was 1.08%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at September 30, 2021, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
The Company's availability of $1,000.0 at September 30, 2021, under its revolving credit facility reflects a reduction equivalent to the amount of the Company's outstanding letters of credit, if applicable. There were no outstanding letters of credit under the facility as of September 30, 2021.
8. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2021, and December 31, 2020.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2020	97.5
Shares issued under employee stock plans	0.8
Shares repurchased	(2.5)
Common shares at September 30, 2021	95.8
Share Repurchase Program
During the nine months ended September 30, 2021, the Company purchased 2.5 shares of its common stock at an average price of $270.55. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. As of September 30, 2021, the Company had outstanding authorization from the board of directors to purchase up to $131.5 of the Company's common stock. The repurchase authorization has no expiration date.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Accumulated Other Comprehensive Earnings (Loss)
     The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2020	$(21.3)	$(140.6)	$(161.9)
Current year adjustments	(114.6)	14.0	(100.6)
Amounts reclassified from accumulated other comprehensive income for settlement charge	—	(3.0)	(3.0)
Amounts reclassified from accumulated other comprehensive income	—	(3.3)	(3.3)
Tax effect of adjustments	—	(2.1)	(2.1)
Balance as of September 30, 2021	$(135.9)	$(135.0)	$(270.9)
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
The year to date 2021 tax rate was favorable to the corresponding year to date 2020 tax rate due primarily to the 2020 impairment charges for which either no tax benefit was recorded (as they were not deductible) or the associated tax assets required a full valuation allowance. In addition, the tax rate was favorably impacted when the Company recorded tax benefits related to electing the Global Intangible Low Tax Income (GILTI) high-tax exclusion retroactively for previous tax years. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allows certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from the GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. During the quarter, the Company completed a detailed analysis and took the appropriate steps to amend its previous tax filings and to reassess its position on its 2020 and 2021 tax years. Further, the rate was favorably impacted by foreign derived intangible income (FDII) as the Company finalized a comprehensive study related to previous tax filings and on its 2020 and 2021 tax years. On July 15, 2020, the U.S. Treasury issued and enacted final regulations related to FDII that governs the acceptable documentation reliability requirements and acceptable services that qualify as deduction eligible income. This was partially offset by a new uncertain tax position that was established during this quarter related to a foreign jurisdiction.
The gross unrecognized income tax benefits were $55.6 and $48.8 at September 30, 2021, and December 31, 2020, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As of September 30, 2021, and December 31, 2020, $53.4 and $46.7, respectively, are the approximate amounts of gross unrecognized income tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $9.5 and $8.3 as of September 30, 2021, and December 31, 2020, respectively.
The Company has substantially concluded all U.S. federal income tax matters for years through 2017. Substantially all material state and local and foreign income tax matters have been concluded through 2016 and 2011, respectively.
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
As previously reported, the Company responded to an October 2007 subpoena from the U.S. Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the U.S. District Court for the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The Plaintiff's Third Amended Complaint further alleges that the Company's billing practices violated the False Claims Acts of 14 states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The Company's Motion to Dismiss was granted in October 2014 and Plaintiff was granted the right to replead. On January 11, 2016, Plaintiff filed a motion requesting leave to file an amended complaint under seal and to vacate the briefing schedule for the Company's Motion to Dismiss, while the government reviewed the amended complaint. The Court granted the motion and vacated the briefing dates. Plaintiff then filed the Amended Complaint under seal. On August 24, 2021, the U.S. government filed a notice indicating that it does not intend to intervene in the matter. On October 27, 2021, the Fourth Amended Complaint was unsealed. The Fourth Amended Complaint is similar to the Third Amended Complaint in that it alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare and Medicaid business, and it further alleges that the Company unlawfully charged Medicare amounts substantially in excess of its alleged usual charges. Similar to the Third Amended Complaint, the Fourth Amended Complaint alleges violations of the federal False Claims Act and the False Claims Act of 14 states and the District of Columbia. The Company will vigorously defend the lawsuit.
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
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs' Complaint and Strike Class Allegations; the Motion to Dismiss was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint contained similar allegations and sought similar relief to the Bouffard complaint, and added additional counts regarding state consumer protection laws. On August 10, 2018, the Plaintiffs filed an Amended Complaint, which consolidated the Bouffard and Anderson actions. On September 10, 2018, the Company filed a Motion to Dismiss Plaintiffs' Amended Complaint and Strike Class Allegations. On August 16, 2019, the Court entered an order granting in part and denying in part the Motion to Dismiss the Amended Complaint, and denying the Motion to Strike the Class Allegations. On August 26, 2021, Plaintiffs filed a Motion for Class Certification. The Company will vigorously defend the lawsuit.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
On November 4, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. The lawsuit seeks monetary damages, liquidated damages, civil penalties, and recovery of attorney's fees and costs. On June 24, 2021, the District Court remanded the case to the Superior Court of California, County of Los Angeles on the grounds that potential damages did not meet the Class Action Fairness Act (CAFA), 28 U.S.C. § 1332(d), jurisdictional threshold. The Company will vigorously defend the lawsuit.
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
On October 14 2021, a putative class action lawsuit, Tabacchino v. Laboratory Corporation of America Holdings, was filed in the Supreme Court of New York, Nassau County, alleging claims for a failure to properly pay service representatives compensation for all hours worked and overtime under the Fair Labor Standards Act and the New York Labor Code, as well notice and recordkeeping claims under the New York Labor Code. The lawsuit seeks monetary damages, liquidated damages, civil penalties, equitable and injunctive relief, and recovery of attorney's fees and costs. The Company will vigorously defend the lawsuit.
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
11.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2021, and December 31, 2020, is as follows:

			Fair Value Measurements as of
			September 30, 2021
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	September 30, 2021	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.2	$—	$16.2	$—
Cross currency swaps	Other liabilities	12.8	—	12.8	—
Interest rate swaps	Other assets, net	4.0	—	4.0	—
Cash surrender value of life insurance policies	Other assets, net	101.0	—	101.0	—
Deferred compensation liability	Other liabilities	99.0	—	99.0	—
Investment in equity securities	Other current assets	18.5	18.5	—	—
Contingent consideration	Other liabilities	12.8	—	—	12.8

			Fair Value Measurements as of
			December 31, 2020
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2020	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.2	$—	$16.2	$—
Cross currency swaps	Other liabilities	40.4	—	40.4	—
Cash surrender value of life insurance policies	Other assets, net	90.6	—	90.6	—
Deferred compensation liability	Other liabilities	89.2	—	89.2	—
Contingent consideration	Other liabilities	13.9	—	—	13.9

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2020	$13.9
Adjustments	(1.1)
Balance at September 30, 2021	$12.8
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the senior notes, based on market pricing, was approximately $5,910.7 and $6,121.8 as of September 30, 2021, and December 31, 2020, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
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
Interest Rate Swaps
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%. These agreements were designated as hedges against changes in the fair value of a portion of the Company's long-term debt. The aggregate fair value of $4.0 at September 30, 2021, was included as a component of other long-term assets and added to the reported value of the senior notes.
Cross Currency Swaps
During the fourth quarter of 2018, the Company entered into U.S. Dollar to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. These instruments are designated as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. The cross currency swaps maturing in 2022 and 2025 with an aggregate fair value of $(11.8) and $(1.0) as of September 30, 2021, respectively, are included in other long-term liabilities. The cross currency swaps had an aggregate fair value of $(26.0) and $(14.4) as of December 31, 2020, respectively, and are included in other long-term liabilities. Changes in the fair value of the cross-currency swaps are recorded as a component of the foreign currency translation adjustment in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative change in the fair value of these instruments of $3.9 and $27.6 for the three and nine months ended September 30, 2021, respectively, was recognized as currency translation within the Condensed Consolidated Statement of

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Comprehensive Earnings. There were no amounts reclassified from the Condensed Consolidated Statement of Comprehensive Earnings to the Condensed Consolidated Statement of Operations during the three or nine months ended September 30, 2021.
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		September 30, 2021			December 31, 2020
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Other assets, net	$4.0	—	$500.0	—	—	—
Cross currency swaps	Other assets, net or Other liabilities	$—	$12.8	$600.0	$—	$40.4	$600.0
The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging:

	Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations		Amount of pre-tax gain/(loss) included in other comprehensive income		Amounts reclassified to the Statement of Operations
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Interest rate swap contracts	$—	$—	$—	$1.6	$—	$0.8	$—	$1.6
Cross currency swaps	$3.9	$(23.1)	$—	$—	$27.6	$(12.0)	$—	$—
No gains or losses from derivative instruments have been recognized into income for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company recorded a gain of $1.6 on the extinguishment of the interest rate swap arrangement on the 4.625% Senior Notes due November 15, 2020, which was included in Other, net on the Condensed Consolidated Statement of Operations.
13.     SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2021	2020
Cash paid during period for:
Interest	$169.0	$195.8
Income taxes, net of refunds	789.9	217.5
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	(6.9)	(24.5)
14.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and nine months ended September 30, 2021, and 2020. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represent revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Dx	$2,617.5	$2,704.2	$7,740.8	$6,098.8
DD	1,459.5	1,241.9	4,392.9	3,479.4
Intercompany eliminations and other	(14.4)	(50.0)	(68.9)	(89.5)
Revenues	4,062.6	3,896.1	12,064.8	9,488.7

Operating earnings:
Dx	722.7	964.9	2,275.4	1,451.5
DD	141.6	142.0	445.3	(131.2)
General corporate expenses	(97.4)	(59.8)	(191.8)	(168.1)
Total operating income	766.9	1,047.1	2,528.9	1,152.2
Non-operating expenses, net	1.3	(100.0)	(88.3)	(175.7)
Earnings before income taxes	768.2	947.1	2,440.6	976.4
Provision for income taxes	180.4	243.4	614.7	358.0
Net earnings	587.8	703.7	1,825.9	618.4
Less: Net earnings attributable to the noncontrolling interest	(0.5)	(0.3)	(1.6)	(0.6)
Net earnings attributable to Laboratory Corporation of America Holdings	$587.3	$703.4	$1,824.3	$617.8

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
12.    increased competition, including price competition, potential reduction in rates in response to price transparency initiatives and consumerism, competitive bidding and/or changes or reductions to fee schedules and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;
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
27.     inability to attract and retain experienced and qualified personnel or the loss of significant personnel as a result of illness, increased competition for talent, or other market factors;
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
32.    business interruption, receivable impairment, delays in cash collection impacting days sales outstanding, supply chain disruptions or inventory obsolescence, increases in material cost or other operating costs, or other impacts on the business due to natural disasters, including adverse weather, fires and earthquakes; political crises, including terrorism and war; public health crises and disease epidemics and pandemics; changes in the global economy; and other events outside of the Company's control;
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
44.    global economic conditions and government and regulatory changes; and
45. effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, supplies, liquidity, collections, as well as the impact of past or future actions or omissions by the Company or governments in response to the COVID-19 pandemic including, but not limited to, emerging government vaccine and testing mandates, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic, including the availability and accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19, and the availability and timeliness of its drug development services.
     Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

INDEX

GENERAL (dollars in millions, except per share data)

Revenues for the nine months ended September 30, 2021, were $12,064.8, an increase of 27.1% from $9,488.7 during the nine months ended September 30, 2020. The increase in revenues was due to organic growth of 25.2%, acquisitions of 0.8%, and favorable foreign currency translation of 1.2%. The 25.2% increase in organic revenue includes a 18.2% contribution from the company's organic Base Business and a 7.0% increase from COVID-19 Testing. Base Business includes the Company's business operations except for PCR and antibody COVID-19 testing (COVID-19 Testing).
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

RESULTS OF OPERATIONS (dollars in millions)

Three months ended September 30, 2021, compared with three months ended September 30, 2020
Revenues

	Three Months Ended September 30,
	2021	2020	Change
Dx	$2,617.5	$2,704.2	(3.2)%
DD	1,459.5	1,241.9	17.5%
Intercompany eliminations and other	(14.4)	(50.0)	(71.2)%
Total	$4,062.6	$3,896.1	4.3%
Total revenues for the three months ended September 30, 2021, were $4,062.6, an increase of 4.3% over $3,896.1 in the third quarter of 2020. The increase was due to organic Base Business growth of 3.4%, acquisitions of 0.4%, and favorable foreign currency translation of 0.5%. The 3.4% increase in organic revenue is driven by a 10.2% increase in the company's organic Base Business, partially offset by a 6.8% decrease in COVID-19 Testing.
Dx revenues for the three months ended September 30, 2021, were $2,617.5, a decrease of 3.2% over $2,704.2 in the third quarter of 2020. The decrease was due to organic Base Business reduction of 3.9%, partially offset by acquisitions of 0.4%, and favorable foreign currency translation of 0.3%. The decrease in organic revenue was due to a 9.7% reduction from COVID-19 Testing, partially offset by a 5.8% increase in the Base Business.
Total volume (measured by requisitions) for the three months ended September 30, 2021, increased by 0.2% as acquisition volume contributed 0.2% and organic volume decreased by 0.1%. The organic volume was impacted by a 5.9% decrease in COVID-19 Testing, partially offset by a 5.9% increase in Base Business. Price/mix decreased by 3.4% due to lower COVID-19 Testing of 3.8%, partially offset by acquisitions of 0.2% and favorable currency translation of 0.3%. Organic Base Business volume was up 7.7% while price/mix was up 1.3%.
DD revenues for the three months ended September 30, 2021, were $1,459.5, an increase of 17.5% over $1,241.9 in the third quarter of 2020. The increase was due to organic Base Business growth of 19.9%, acquisitions of 0.4%, and favorable foreign currency translation of 1.0%, partially offset by lower COVID-19 Testing performed through its Central Laboratories business of 3.5% and divestitures of 0.3%. Drug Development's Base Business benefited from broad-based demand, including COVID-19 vaccine and therapeutic work.
Cost of Revenues

	Three Months Ended September 30,
	2021	2020	Change
Cost of revenues	$2,677.1	$2,336.7	14.6%
Cost of revenues as a % of revenues	65.9%	60.0%
Cost of revenues increased 14.6 % during the three months ended September 30, 2021, as compared with the corresponding period in 2020. Cost of revenues as a percentage of revenues during the three months ended September 30, 2021, increased to 65.9% as compared to 60.0% in the corresponding period in 2020. This increase was primarily due to the impact of COVID-19 Testing.

INDEX

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Change
Selling, general and administrative expenses	$519.9	$419.5	23.9%
Selling, general and administrative expenses as a % of revenues	12.8%	10.8%
During the three months ended September 30, 2021, the Company incurred $9.6 of retention bonuses, $5.2 of acquisition and divestiture related costs, $2.8 in management transition costs, and $2.0 in COVID-related costs. In addition, the Company recorded $1.8 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $4.0 related to miscellaneous other items. These items increased selling, general and administrative expenses by $25.4.
During the three months ended September 30, 2020, the Company incurred $2.4 in acquisition and divestiture costs, $1.9 in COVID-related costs and $1.8 in management transition costs. In addition, the Company recorded $0.2 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $0.7 related to miscellaneous other items. These items increased selling, general and administrative expenses by $7.0.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 12.2% and 10.6% during the three months ended September 30, 2021, and 2020, respectively, primarily due to the impact of COVID-19 Testing.
Goodwill and Other Asset Impairments

	Three Months Ended September 30,
	2021	2020	Change
Goodwill and other asset impairments	$—	$23.5	(99.9)%
During the three months ended September 30, 2020, the Company recorded goodwill and other asset impairment charges of $10.1 and $17.7 for customer relationships and technology intangible assets, respectively, due to the loss of a contract from a DD prior acquisition. The Company reversed the $5.0 charge for the estimated loss related to the DD floating rate secured note receivable due 2022 from Envigo. The Company also recorded an impairment for a note receivable related to a Dx investment of $0.7 during the three months ended September 30, 2020. There were no goodwill and other asset impairments for the three months ended September 30, 2021.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2021	2020	Change
Dx	$29.3	$25.9	13.3%
DD	62.9	36.3	73.2%
Total amortization of intangibles and other assets	$92.2	$62.2	48.3%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after September 30, 2020, and $30.2 of accelerated amortization related to the Covance trade name as a result of a rebranding initiative, partially offset by lower amortization due to the impairment of intangible assets in 2020.
Restructuring and Other Special Charges

	Three Months Ended September 30,
	2021	2020	Change
Restructuring and other charges	$6.5	$7.1	(9.1)%
During the three months ended September 30, 2021, the Company recorded net restructuring and other charges of $6.5: $3.3 within Dx and $3.2 within DD. The charges were comprised of $3.3 related to severance and other personnel costs and $3.7 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of previously established liability of $0.5 in unused facility-related costs.
During the three months ended September 30, 2020, the Company recorded net restructuring and other special charges of $7.1: $1.6 within Dx and $5.5 within DD. The charges were comprised of $2.3 related to severance and other personnel costs, $3.0 for a DD lab facility and equipment impairment, and $4.0 in facility closures, impairment of operating lease right-of-use assets, and general integration initiatives. The charges were offset by the reversal of previously established reserves of $0.1 and $2.1 in unused severance and facility-related costs, respectively.

INDEX

Interest Expense

	Three Months Ended September 30,
	2021	2020	Change
Interest expense	$(42.2)	$(51.4)	(18.0)%
The decrease in interest expense for the three months ended September 30, 2021, as compared with the corresponding period in 2020, is primarily due to lower outstanding debt and a lower average cost of debt.
Equity Method Income

	Three Months Ended September 30,
	2021	2020	Change
Equity method income, net	$8.4	$3.0	173.6%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The increase in income for the three months ended September 30, 2021, as compared with the corresponding period in 2020, was primarily due to the write off or write down of certain of the Company's investments in 2020, which was primarily due to the negative impact of the COVID-19 global pandemic, and to increased profitability of the Company's joint ventures in 2021.
Other, net

	Three Months Ended September 30,
	2021	2020	Change
Other, net	$31.9	$(54.2)	159.0%
 The change in other, net for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, is primarily due to the $55.9 of funding from the Public Health and Social Services Emergency Fund for provider relief that was appropriated by Congress to the U.S. Department of Health and Human Services (HHS) in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act Provider Relief Funds) in the second quarter of 2020. The Company returned these funds to the government in the fourth quarter of 2020. This funding in 2020 was partially offset by the $5.2 write off or write down of certain of the Company's investments due to the negative impact of the COVID-19 global pandemic in 2020. During the three months ended September 30, 2021, the Company recorded investment gains of $36.9. In addition, foreign currency transaction gains of $0.4 were recognized for the three months ended September 30, 2021, and losses of $1.9 were recognized in the corresponding period of 2020.
Income Tax Expense

	Three Months Ended September 30,
	2021	2020	Change
Income tax expense	$180.4	$243.4	(25.9)%
Income tax expense as a % of earnings before income taxes	23.5%	25.7%
The tax rate was favorably impacted when the Company recorded tax benefits related to electing the Global Intangible Low Tax Income (GILTI) high-tax exclusion retroactively for previous tax years. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allows certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from the GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. During the quarter, the Company completed a detailed analysis and took the appropriate steps to amend its previous tax filings and to reassess its position on its 2020 and 2021 tax years. Further, the rate was favorably impacted by foreign derived intangible income (FDII) as the Company finalized a comprehensive study related to previous tax filings and on its 2020 and 2021 tax years. On July 15, 2020, the U.S. Treasury issued and enacted final regulations related to FDII that governs the acceptable documentation reliability requirements and acceptable services that qualify as deduction eligible income. This was partially offset by a new uncertain tax position that was established during this quarter related to a foreign jurisdiction.
Operating Income by Segment

	Three Months Ended September 30,
	2021	2020	Change
Dx operating income	$722.7	$964.9	(25.1)%
Dx operating margin	27.6%	35.7%	(8.1)%
DD operating income	141.6	142.0	(0.4)%
DD operating margin	9.7%	11.4%	(1.7)%
General corporate expenses	(97.4)	(59.8)	62.7%
Total operating income	$766.9	$1,047.1	(26.7)%

INDEX

Dx operating income was $722.7 for the three months ended September 30, 2021, a decrease of $242.0 over operating income of $964.9 in the corresponding period of 2020, and Dx operating margin decreased 810 basis points year-over-year. The decrease was reduction in COVID-19 Testing and higher personnel costs, partially offset by organic Base Business growth and LaunchPad savings. The Company remains on track to deliver approximately $200.0 of net savings from its three-year Dx LaunchPad initiative by the end of 2021.
DD operating income was $141.6 for the three months ended September 30, 2021, a decrease of 0.4% over operating income of $142.0 in the corresponding period of 2020. The decrease was primarily due to lower COVID-19 Testing and higher personnel costs, partially offset by organic Base Business growth and LaunchPad savings. The Company continues to invest in technology and processes to drive profitable growth in DD.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $97.4 for the three months ended September 30, 2021, an increase of $37.6 over corporate expenses of $59.8 in the corresponding period of 2020, primarily due to higher personnel costs.
Nine months ended September 30, 2021, compared with nine months ended September 30, 2020
Revenues

	Nine Months Ended September 30,
	2021	2020	Change
Dx	$7,740.8	$6,098.8	26.9%
DD	4,392.9	3,479.4	26.3%
Intercompany eliminations and other	(68.9)	(89.5)	(23.0)%
Total	$12,064.8	$9,488.7	27.1%
The increase in revenues for the nine months ended September 30, 2021, as compared with the corresponding period in 2020, was 27.1%. The increase in revenues was due to organic growth of 25.2%, acquisitions of 0.8%, and favorable foreign currency translation of 1.2%. The 25.2% increase in organic revenue includes a 18.2% increase in the Company's organic Base Business and a 7.0% contribution from COVID-19 Testing.
Dx revenues for the nine months ended September 30, 2021, were $7,740.8, an increase of 26.9% compared to revenues of $6,098.8 during the nine months ended September 30, 2020. The increase in revenues was primarily due to organic growth of 25.7%, acquisitions of 0.7%, and favorable foreign currency translation of 0.5%. The 25.7% in organic revenue was due to a 10.9% contribution from COVID-19 Testing and a 14.8% increase in the Base Business.
Total volume, measured by requisitions, increased by 19.6% as organic volume increased by 19.0% and acquisition volume contributed 0.6%. COVID-19 Testing contributed 6.4% to organic volume growth. Price/mix increased by 7.3% due to COVID-19 Testing of 4.5%, organic Base Business of 2.2%, favorable foreign currency translation of 0.5%, and acquisitions of 0.2%.
DD revenues for the nine months ended September 30, 2021 were $4,392.9, an increase of 26.3% over revenues of $3,479.4 during the nine months ended September 30, 2020. The increase in revenues was primarily due to organic Base Business growth of 23.7%, acquisitions of 0.9%, favorable foreign currency translation of 2.5%, partially offset by lower COVID-19 Testing performed through its Central Laboratories business of 0.6% and divestitures of 0.1%. Drug Development's Base Business benefited from broad-based demand, including COVID-19 vaccine and therapeutic work.
Cost of Revenues

	Nine Months Ended September 30,
	2021	2020	Change
Cost of revenues	$7,815.5	$6,440.8	21.3%
Cost of revenues as a % of revenues	64.8%	67.9%
Cost of revenues increased 21.3% during the nine months ended September 30, 2021, as compared with the corresponding period in 2020. Cost of revenues as a percentage of revenues during the nine months ended September 30, 2021, decreased to 64.8% as compared to 67.9% in the corresponding period in 2020. This decrease was primarily due to organic Base Business growth, impact of COVID-19 Testing, and acquisitions, partially offset by higher personnel costs.

INDEX

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	Change
Selling, general and administrative expenses	$1,408.4	$1,211.3	16.3%
Selling, general and administrative expenses as a % of revenues	11.7%	12.8%
During the nine months ended September 30, 2021, the Company incurred $17.4 of acquisition and divestiture related costs, $9.6 in retention bonuses, $7.8 in COVID-related costs and $5.6 in management transition costs. In addition, the Company recorded $4.6 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $17.2 related to miscellaneous other items. These items increased selling, general and administrative expenses by $62.2.
During the nine months ended September 30, 2020, the Company incurred $15.3 in acquisition and divestiture costs, $5.8 in COVID-related costs, and $12.4 in management transition costs. In addition, the Company recorded $1.3 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative and $1.7 related to miscellaneous other items. These charges were offset by insurance proceeds of $10.0 related to the 2018 ransomware attack. These items increased selling, general and administrative expenses by $26.5.
Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 11.2% and 12.5% during the nine months ended September 30, 2021, and 2020, respectively, primarily due to leveraging the Company's infrastructure on higher revenue.
Goodwill and Other Asset Impairments

	Nine Months Ended September 30,
	2021	2020	Change
Goodwill and other asset impairments	$—	$460.9	(100.0)%
During the nine months ended September 30, 2020, the Company recorded goodwill and other asset impairment charges of $460.9. The Company recorded goodwill impairment of $418.7 within DD and $3.7 within Dx. The Company also recorded impairment charges of $2.7 for a DD tradename, $10.1 and $17.7, respectively, for DD customer relationships and DD technology due to the loss of a contract from a prior acquisition, $7.3 for Dx software and $0.7 for the impairment of the a Dx investment. There were no goodwill and other asset impairments for the nine months ended September 30, 2021.
Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2021	2020	Change
Dx	$85.8	$77.3	10.9%
DD	190.9	107.3	78.0%
Total amortization of intangibles and other assets	$276.7	$184.6	49.9%
The increase in amortization of intangibles and other assets primarily reflects the impact of acquisitions occurring after September 30, 2020, and $87.4 of accelerated amortization related to the Covance trade name as a result of a rebranding initiative, partially offset by lower amortization due to the impairment of intangible assets in 2020.
Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2021	2020	Change
Restructuring and other charges	$35.3	$38.9	(9.4)%
During the nine months ended September 30, 2021, the Company recorded net restructuring and other charges of $35.3: $16.8 within Dx and $18.5 within DD. The charges were comprised of $13.6 related to severance and other personnel costs and $22.4 in facility closures, lease terminations, and general integration activities. The charges were adjusted by an decrease of $0.1 of previously established severance liabilities and the reversal of previously established liability of $0.7 in unused facility-related costs.
During the nine months ended September 30, 2020, the Company recorded net restructuring and other special charges of $38.9: $13.4 within Dx and $25.5 within DD. The charges were comprised of $12.8 related to severance and other personnel costs, $11.0 for a DD lab facility impairment, and $24.0 in costs associated with facility closures, impairment of operating lease right-of-use assets, and general integration initiatives. The charges were offset by the reversal of previously established liability of $1.1 and $7.8 in unused severance costs and facility-related costs, respectively.

INDEX

Interest Expense

	Nine Months Ended September 30,
	2021	2020	Change
Interest expense	$(169.0)	$(159.1)	6.2%
The increase in interest expense for the nine months ended September 30, 2021, as compared with the corresponding period in 2020, is primarily due to the costs of redeeming the 3.20% and 3.75% notes and issuing the new senior notes, partially offset by lower debt.
Equity Method Income

	Nine Months Ended September 30,
	2021	2020	Change
Equity method income, net	$20.9	$(1.8)	1,255.2%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The increase in income for the nine months ended September 30, 2021, as compared with the corresponding period in 2020, was primarily due to the write off or write down of certain of the Company's investments in 2020, which was primarily due to the negative impact of the COVID-19 global pandemic, and increased profitability of the Company's joint ventures in 2021.
Other, net

	Nine Months Ended September 30,
	2021	2020	Change
Other, net	$51.5	$(22.6)	327.8%
 The change in other, net for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, is primarily due to investment activity. During the nine months ended September 30, 2020, the Company adjusted certain of the Company's investments due to the negative impact of the COVID-19 global pandemic in 2020. During the nine months ended September 30, 2021, the Company recorded investment gains of $67.4 which were partially offset by a loss on sale of a business of $6.1. In addition, foreign currency transaction losses of $2.4 were recognized for the nine months ended September 30, 2021, and losses of $6.4 were recognized in the corresponding period of 2020.
Income Tax Expense

	Nine Months Ended September 30,
	2021	2020	Change
Income tax expense	$614.7	$358.0	71.7%
Income tax expense as a % of earnings before income taxes	25.2%	36.7%
The 2021 tax rate was favorable to the 2020 tax rate due primarily to the 2020 impairment charges which were either not deductible or the associated tax assets required a full valuation allowance. In addition, the tax rate was favorably impacted when the Company recorded tax benefits related to electing the GILTI high-tax exclusion retroactively for previous tax years. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allows certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from the GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. During the quarter, the Company completed a detailed analysis and took the appropriate steps to amend its previous tax filings and to reassess its position on its 2020 and 2021 tax years. Further, the rate was favorably impacted by FDII as the Company finalized a comprehensive study related to previous tax filings and on its 2020 and 2021 tax years. On July 15, 2020, the U.S. Treasury issued and enacted final regulations related to FDII that governs the acceptable documentation reliability requirements and acceptable services that qualify as deduction eligible income. This was partially offset by a new uncertain tax position that was established during this quarter related to a foreign jurisdiction.
Operating Income by Segment

	Nine Months Ended September 30,
	2021	2020	Change
Dx operating income	$2,275.4	$1,451.5	56.8%
Dx operating margin	29.4%	23.8%	5.6%
DD operating income (loss)	445.3	(131.2)	439.4%
DD operating margin	10.1%	(3.8)%	13.9%
General corporate expenses	(191.8)	(168.1)	(14.1)%
Total operating income (loss)	$2,528.9	$1,152.2	119.5%

INDEX

Dx operating income was $2,275.4 for the nine months ended September 30, 2021, an increase of $823.9 over operating income of $1,451.5 in the corresponding period of 2020, and Dx operating margin increased 560 basis points year-over-year. The increase was primarily due to the increase in COVID-19 Testing, organic Base Business growth and LaunchPad savings, partially offset by higher personnel costs. The Company remains on track to deliver approximately $200.0 of net savings from its three-year Dx LaunchPad initiative by the end of 2021.
DD operating income was $445.3 for the nine months ended September 30, 2021, an increase of $576.4 over operating loss of $131.2 in the corresponding period of 2020. The increase was primarily due to goodwill and other asset impairments in 2020 and in 2021 organic Base Business growth, and LaunchPad savings, partially offset by lower COVID-19 Testing and higher personnel costs. The Company continues to develop and execute new LaunchPad programs to support profitable growth in DD.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $191.8 for the nine months ended September 30, 2021, an increase of $23.7 over corporate expenses of $168.1 in the corresponding period of 2020, primarily due to higher personnel costs.
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
In summary, the Company's cash flows were as follows for the nine months ended September 30, 2021, and 2020, respectively:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$2,412.1	$1,360.7
Net cash used for investing activities	(630.1)	(515.2)
Net cash used for financing activities	(1,057.2)	(516.4)
Effect of exchange rate changes on cash and cash equivalents	(9.1)	0.6
Net increase in cash and cash equivalents	$715.7	$329.7
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2021, and 2020, totaled $2,036.5 and $667.2, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, substantially all of which have original maturities of three months or less.
Operating Activities
During the nine months ended September 30, 2021, the Company's operations provided $2,412.1 of cash as compared to $1,360.7 during the same period in 2020. The $1,051.4 increase in cash provided from operations in 2021 as compared with the corresponding 2020 period is primarily due to higher cash earnings and favorable working capital.
Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2021, was $630.1 as compared to $515.2 for the nine months ended September 30, 2020. The change in cash used for investing activities was primarily due to an increase in business acquisitions and higher capital expenditures during the nine months ended September 30, 2021, partially offset by higher proceeds from the sale of investments and a business. Capital expenditures were $310.4 and $282.3 for the nine months ended September 30, 2021, and 2020, respectively.
The Company continues to evaluate a robust pipeline of acquisitions and anticipates an acceleration of acquisitions.
Financing Activities
Net cash used by financing activities for the nine months ended September 30, 2021, was $1,057.2 as compared to $516.4 for the nine months ended September 30, 2020. The change in cash flows from financing activities for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to the repayment of the 2019 Term Loan in February 2021 and an increase of $568.5 in share repurchases.
On May 26, 2021, the Company issued new senior notes representing $1,000.0 in debt securities and consisting of $500.0 aggregate principal amount of 1.55% senior notes due 2026 and $500.0 aggregate principal amount of 2.70% senior notes due 2031. Interest on these notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on

INDEX

December 1, 2021. Net proceeds from the offering of these notes were $989.4 after deducting underwriting discounts and other expenses of the offering. The net proceeds were used to redeem, prior to maturity, the Company's outstanding 3.20% senior notes due February 1, 2022 and 3.75% senior notes due August 23, 2022.
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%. These instruments are designated as hedges against changes in the fair value of a portion of the Company's long-term debt. The aggregate fair value of $4.0 at September 30, 2021, was included as a component of other long-term assets and added to the reported value of the senior notes.
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
Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at September 30, 2021, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
At September 30, 2021, the Company had $2,036.5 of cash and $1,000.0 of available borrowings under its revolving credit facility, which does not mature until 2026.
For the nine months ended September 30, 2021, the Company repurchased $668.5 of the Company's common stock and had outstanding authorization from the board of directors to purchase up to $131.5 more of the Company's common stock with no expiration date.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and from Standard and Poor’s (S&P) contribute to its ability to access capital markets. The Company’s expectation is that it will seek to maintain an investment grade debt rating regardless of what, if anything, results from the Company’s current review of its structure and capital allocation strategy.

Contractual Cash Obligations
	Payments Due by Period
	Total	Short-term	Long-term
Operating lease obligations	$820.1	$189.1	$631.0
Contingent future licensing payments (a)	19.0	4.0	15.0
Purchase obligations	35.6	15.6	20.0
Finance lease obligations	96.6	10.6	86.0
Scheduled interest payments on Senior Notes (b)	1,693.6	181.0	1,512.6
Long-term debt (c)	5,418.8	1.6	5,417.2
Total contractual cash obligations (d) (e)	$8,083.7	$401.9	$7,681.8

(a)Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and the achievement of specified revenue milestones.
(b)Interest payments due by period for the Company's debt subject to variable interest rates are calculated based on rates in place as of September 30, 2021.
(c)Excludes amount of debt issuance costs and fair value of swap included in the long-term debt balance.
(d)The table does not include obligations under the Company’s pension and postretirement benefit plans.
(e)The table does not include the Company’s reserve for unrecognized tax benefits.

INDEX

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
Foreign Currency Exchange Rates
Approximately 15.2% of the Company's revenues for the nine months ended September 30, 2021, and approximately 11.0% of the Company's revenue for the nine months ended September 30, 2020, were denominated in currencies other than the U.S. dollar. The Company's financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting the Company's consolidated financial results. In the third quarter of 2021 and the year ended December 31, 2020, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for the nine months ended September 30, 2021, by approximately $11.5. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were ($114.6) and $52.4 at September 30, 2021 and 2020, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2021, the Company had 29 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through October 2021 with a notional value totaling approximately $915.2. At December 31, 2020, the Company had 31 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2021 with a notional value totaling approximately $601.2.
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
Borrowings under the Company's term loan credit facility, now repaid, and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. As of September 30, 2021, and December 31, 2020, the Company had $0.0 and $375.0, respectively, of unhedged variable debt from the 2019 term loan credit facility and $0.0 and $0.0, respectively, outstanding on its revolving credit facility.
To hedge against changes in the fair value portion of the Company's long-term debt, the Company is party to fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

INDEX

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)

The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended September 30, 2021, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 - July 31	0.5	279.26	0.5	295.5
August 1 - August 31	0.3	297.41	0.3	218.7
September 1 - September 30	0.3	296.65	0.3	131.5
	1.1	$288.69	1.1	$131.5
As of September 30, 2021, the Company had outstanding authorization from the board of directors to purchase up to $131.5 of the Company's common stock. The repurchase authorization has no expiration date.

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

November 2, 2021